Form 10-K
period 2021-12-31
AMERICAN INTERNATIONAL GROUP, INC.
filed 2022-02-17
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	13-2592361 (I.R.S. Employer Identification No.)
1271 Avenue of the Americas, New York, New York (Address of principal executive offices)	10020 (Zip Code)

Registrant’s telephone number, including area code (212) 770-7000

______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $2.50 Per Share	AIG	New York Stock Exchange
5.75% Series A-2 Junior Subordinated Debentures	AIG 67BP	New York Stock Exchange
4.875% Series A-3 Junior Subordinated Debentures	AIG 67EU	New York Stock Exchange
Stock Purchase Rights		New York Stock Exchange
Depositary Shares Each Representing a 1/1,000th Interest in a Share of Series A 5.85% Non-Cumulative Perpetual Preferred Stock	AIG PRA	New York Stock Exchange

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

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (based on the closing price of the registrant’s most recently completed second fiscal quarter) was approximately $,40,695000,000.

As of February 8, 2022, there were outstanding 814,757,881 shares of Common Stock, $2.50 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Shareholders	Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14

AMERICAN INTERNATIONAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

Form 10-K

AIG | 2021 Form 10-K 1

Part I

ITEM 1 | Business

Maximizing Industry Leadership and Global Footprint	Creating Value through Profitable Growth and a Culture of Underwriting and Operational Excellence

American International Group, Inc. (AIG)

is a leading global insurance organization. We provide a wide range of property casualty insurance, life insurance, retirement solutions and other financial services to customers in approximately 70 countries and jurisdictions. These diverse offerings include products and services that help businesses and individuals protect their assets, manage risks and provide for retirement security. AIG common stock is listed on the New York Stock Exchange.

In 2021, AIG delivered strong financial results in General Insurance and Life and Retirement while executing on strategic imperatives such as our capital management plan; the separation of Life and Retirement from AIG; and AIG 200, our global, multi-year effort focused on positioning AIG for the future. Additionally, AIG’s pivot in General Insurance from remediation to profitable growth through disciplined underwriting, new business development and renewals continues, as demonstrated through strong double-digit net premium written growth, improved retention across the portfolio and meaningful improvement in the combined ratio. The pursuit of excellence by AIG colleagues allowed us to accomplish all of this despite the global challenges faced as a result of COVID-19 and elevated catastrophic activity.

In this Annual Report, unless otherwise mentioned or unless the context indicates otherwise, we use the terms “AIG,” the “Company,” “we,” “us” and “our” to refer to American International Group, Inc., a Delaware corporation, and its consolidated subsidiaries. We use the term “AIG Parent” to refer solely to American International Group, Inc., and not to any of its consolidated subsidiaries.

2 AIG | 2021 Form 10-K

ITEM 1 | Business

About AIG

World-Class Insurance Franchises that are among the leaders in their geographies and segments, providing differentiated service and expertise.	Breadth of Loyal Customers including millions of clients and policyholders ranging from multi-national Fortune 500 companies to individuals throughout the world.	Broad and Long-Standing Distribution Relationships with brokers, agents, advisors, banks and other distributors strengthened through AIG’s dedication to quality.

Highly Engaged Global Workforce of more than 36,000 colleagues committed to excellence who are providing services in approximately 70 countries and jurisdictions.	Balance Sheet Strength and Financial Flexibility as demonstrated by over $65 billion in shareholders’ equity and AIG Parent liquidity sources of $15.2 billion as of December 31, 2021.

2022 Priorities

• Underwriting Excellence, Pricing Discipline and Clarity of Risk Appetite – Continue to enhance General Insurance portfolio optimization through strength of underwriting framework and guidelines as well as clear communication of risk appetite and rate adequacy. Continue long-standing disciplined approach in Life and Retirement with respect to product pricing and features.

• Separation of Life and Retirement Business from AIG – Continue progress on the separation of the Life and Retirement business from AIG in a manner intended to maximize value for shareholders and other stakeholders and establish two strong, market-leading companies.

• AIG 200 – Continue progress on multi-year effort to support underwriting excellence, modernize our operating infrastructure, enhance user and customer experiences and become a more unified company.	• Capital Management – Continue to reduce debt, return capital to shareholders and invest in AIG’s businesses through organic growth and operational improvements to create long-term shareholder value.

• Continued Focus on Profitable Growth – Build on the high-quality General Insurance portfolio achieved to date by focusing on targeted growth through continued underwriting discipline, improved retention and new business development.

• Optimize Risk Management – Optimize risk profile through disciplined underwriting, reinsurance programs and asset-liability management in the investment portfolio.

• Leadership, Culture and Talent – Maintain focus on attracting, developing and retaining world-class employees. Further promote diversity, equity and inclusion at all levels through continued support of robust employee resource and development programs and recruitment strategies.

• Transparent ESG Leadership – Continue strategic progress toward supporting a more sustainable, equitable and prosperous future for stakeholders by being an agent of positive change.

AIG | 2021 Form 10-K 3

ITEM 1 | Business

2021 Highlights

Strong General Insurance Performance Resulting from Significant Improvement in Global Commercial Lines Underwriting Results

General Insurance achieved 2021 calendar year combined ratio of 95.8 compared to 104.3 in 2020, and sub-100 in every quarter of 2021

2021 accident year combined ratio, as adjusted(a) of 91.0 improved 3.1 points compared to 94.1 in 2020

Grew the top line while maintaining expense discipline with Net premiums written increasing 13 percent, Net premiums earned increasing 6 percent and the expense ratio improving 1.7 points

Continued Solid Contribution from

Life and Retirement Along with

Significant Separation Progress

Life and Retirement increased 2021 Adjusted pre-tax income to $3.9 billion compared to $3.5 billion in 2020, despite unfavorable mortality from COVID-19, reflecting diversified product portfolio and balanced risk profile(b)

Pension risk transfer issuance of $3.7 billion in 2021

exceeding $2.3 billion in 2020

Premiums and deposits(a) of $31.0 billion, excluding retail mutual funds, grew 18 percent reflecting growth in all three Individual Retirement product lines, strong pension risk transfer issuance and solid International Life sales

4 percent(c) growth in assets under administration to $409 billion driven by favorable equity markets and strong sales

Announced and completed sale of 9.9 percent equity stake to Blackstone Inc. (Blackstone)

Capital Management Execution Complementing Operational Strength

Returned $7.7 billion of capital to shareholders and creditors:

Paid $1.1 billion of dividends

Repurchased $2.6 billion of AIG common stock

Reduced debt by $4.0 billion and lowered total debt and preferred stock to total capital ratio to 24.6 percent at December 31, 2021

(a) Non-GAAP measure – for reconciliation of non-GAAP to GAAP measure see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

(b) On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG.

(c) Excludes Retail Mutual Funds (i) transferred as part of the sale to Touchstone Investments or (ii) liquidated.

4 AIG | 2021 Form 10-K

ITEM 1 | Business

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

For additional information on our business segments see Part II, Item 7. MD&A and Note 3 to the Consolidated Financial Statements, and for information regarding the separation of Life and Retirement see Note 1 to the Consolidated Financial Statements.

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

AIG | 2021 Form 10-K 5

ITEM 1 | Business

Diversified Mix of Businesses

(dollars in millions)

(a) Our Total revenues were $52.1 billion in 2021. The graph above represents Adjusted revenues. For reconciliation of Adjusted revenues to Total revenues see Note 3 to the Consolidated Financial Statements.

(b) General Insurance adjusted revenues is comprised of $11.0 billion and $14.1 billion of Net premiums earned in North America and International, respectively, and $3.3 billion in Net investment income.

(c) On October 26, 2020, we announced our intention to separate our Life and Retirement business from AIG.

Geographic Concentration

In 2021, 5.9 percent of our property casualty direct premiums were written in the state of California, and 13.6 percent and 6.9 percent were written in Japan and the United Kingdom, respectively. No other state or foreign jurisdiction accounted for more than five percent of our property casualty direct premiums.

For additional information on our business segments see Note 3 to the Consolidated Financial Statements.

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

6 AIG | 2021 Form 10-K

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

For additional information on investment strategies see Part II, Item 7. MD&A – Investments.

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

For additional information on loss reserves and prior year loss development see Part II, Item 7. MD&A – Critical Accounting Estimates – Loss Reserves, Part II, Item 7. MD&A – Insurance Reserves – Loss Reserves, and Note 12 to the Consolidated Financial Statements.

AIG | 2021 Form 10-K 7

ITEM 1 | Business

Human Capital Management

We believe that our people are our greatest strength. To this end, we place the highest importance on human capital management; namely attracting, developing and retaining high caliber talent committed to our journey to becoming a top performing company and fostering an inclusive environment in which we actively seek and embrace diverse thinking.

At December 31, 2021, we had approximately 36,600 employees based in approximately 50 countries, of which 48 percent are located in North America, 32 percent in the Asia Pacific region and the remaining 20 percent in the EMEA region and Latin America.

We believe that we foster a constructive and healthy work environment for our employees and colleagues. Some examples of key programs and initiatives that are designed to attract, develop and retain our diverse workforce include:

Competitive Compensation and Benefits. Under the oversight of the Compensation and Management Resources Committee of our Board of Directors (CMRC), we seek to align the compensation of our employees with individual and Company performance and provide the appropriate market-competitive incentives to attract, retain and motivate employees to achieve outstanding results.

Management and the CMRC engage the services of third-party compensation consultants and advisors to help us monitor the market competitiveness of our incentive programs. We provide a performance-driven compensation structure that consists of base salary and, for eligible employees, short- and long-term incentives. We also offer comprehensive benefits to support the health and wellness needs of our colleagues, including subsidized health care plans, life insurance and disability, wellness and mental health benefits, paid time off, paid volunteer time off, parental leave policies and matching 401(k) contributions and matching charitable donations, for eligible employees.

Health and Safety. AIG cares about the health and safety of its employees. Occupational safety and health is a shared responsibility between employees and corporate stakeholders, which we implement through our Global Safety and Environment policy. We take appropriate measures to prevent workplace injuries and illnesses, to provide a safe and healthy work environment, and to meet regulatory and duty of care responsibilities regarding the health, safety and welfare of employees engaging in AIG business activities. For example, in response to COVID-19 in 2020, we quickly and effectively transitioned 90 percent of our employees to remote work and established a cross-functional task force to ensure that AIG implemented best practices to protect the safety of colleagues while continuing to serve clients, distribution partners and other stakeholders. Where permitted by local laws and regulations, our offices are open to fully vaccinated employees, even so we have continued our work from home availability. Mask mandates, social distancing, and office capacity limits have been implemented to comply with local law. Additionally, we have strict quarantine and contact tracing protocols in place in the event a positive COVID-19 case occurs.

Nearly every country in which we operate has an Employee Assistance Program, which provides employees with mental health resources, including counseling sessions and webinars. We also funded a pandemic financial assistance program to provide financial assistance to employees in the form of low or no-interest loans. Further, in December 2020, we launched our Compassionate Colleagues Fund with an initial contribution of $2 million by AIG. The fund has helped more than 700 employees overcome serious financial hardships and disasters. Since then, voluntary employee donations together with company matches of these contributions have continued to grow the size of the fund designed to enable employees to help their fellow colleagues.

Talent Development. AIG is committed to offering a multitude of learning and development opportunities for our colleagues. AIG has developed numerous programs to foster leadership, growth and development opportunities for our employees. We believe that professional development is a positive investment in our talent. Our goal is to build our employees’ skills and fuel a culture of development, change agility, and transformational readiness across the Company through learning and development experiences. To support this, AIG provides colleagues with a centralized destination where they can access a personalized learning platform that includes a variety of programs to support employee growth. We have also developed a core, globally consistent curriculum that focuses on key skills that are important to our business and sets up colleagues for success in their career. In addition, we offer tuition, certification and training reimbursement programs to encourage employees to enhance their education, skills and knowledge for their continued growth.

The Company places significant importance and attention on promoting internal talent and succession planning. Accordingly, we review our talent development and succession plans for each of our functions and operating segments annually, to identify and develop a pipeline of diverse talent for positions at all levels of the organization. In 2021, we developed a globally consistent, streamlined process to encourage robust discussions around succession pipelines and the development of critical talent. In 2021, 28.3 percent of all our open positions were filled with internal talent.

8 AIG | 2021 Form 10-K

ITEM 1 | Business

Diversity, Equity and Inclusion (DEI). AIG is committed to creating an inclusive workplace focused on attracting, retaining and developing diverse talent that fosters a culture of belonging for all employees. To that end, each member of the executive leadership team has a DEI objective embedded in their individual performance goals tied to their annual short-term incentive awards. In September 2020, AIG established an Executive Diversity Council, tasked with monitoring diversity, equity and inclusion initiatives as an integral part of AIG’s business strategies. In addition, in October 2020, AIG appointed a new Chief Diversity Officer to coordinate the Company’s efforts in creating meaningful strides as it relates to diversity, equity and inclusion. In 2021, the Executive Diversity Council conducted a comprehensive review of the Company’s global diversity representation aspirations and developed a plan to advance DEI objectives at AIG, including with respect to sourcing diverse talent at all levels of the organization. Management periodically reports to the CMRC on our various human capital management initiatives and metrics, including DEI.

AIG sponsors over 130 Employee Resource Groups (ERGs), which are groups of employees who come together based on a shared interest in a specific dimension of diversity in more than 40 countries. AIG’s global ERG network spans 13 different dimensions of diversity and is open to all employees. The ERGs are a cornerstone of our diversity, equity and inclusion efforts. Our ERGs represent and support our diverse workforce, connect peers, support wellness, enhance allyship, and create a culture of inclusion and engagement within AIG. AIG also provides training programs about conscious inclusion, unconscious bias and systemic racism and harassment awareness.

In addition, AIG has developed several company-wide leadership programs targeted at our diverse talent pool. AIG’s Women’s Executive Leadership Initiative and Executive Men’s Development Initiative (for men of color) seek to hone executive leadership skills of high-potential employees. Our Accelerated Leadership Development program matches mid-level individuals of color in AIG’s leadership pipeline with senior executive mentors who coach them on essential senior management and executive leadership skills. In 2021, General Insurance launched its Global Sponsorship Program, which builds upon the Accelerated Leadership Program by intentionally matching mid-level diverse employees with senior leaders across the General Insurance business unit to provide mentorship and leadership training. In Life and Retirement, the Life and Retirement Executive Group, which includes the top 125 leaders in the segment, are mentoring emerging and diverse talent.

Employee Engagement. AIG is committed to an engaged workforce. To improve our employee experience and assess the health of our organization, we periodically undertake cultural and employee engagement surveys. AIG conducted its first Organizational Health Index (OHI) survey in August of 2019 and its results were used to embed Health initiatives in the ten AIG 200 operational programs and provide leadership with a roadmap of the issues that were important to our colleagues. The second OHI survey was conducted in January 2021 with 77 percent of colleagues participating. It covered topics across multiple dimensions, including leadership, business operations and effectiveness, DEI and customer focus to gather colleague insights and ideas to inform initiatives across AIG. The 2021 results showed significant improvement across the Company with higher scores in many categories compared to 2019 results. Despite uncertainties presented by the pandemic, colleagues expressed appreciation for AIG’s effective transition to a remote work environment and the Company’s colleague-first approach, prioritizing their health and wellness. The 2021 results also highlighted modernizing the operating infrastructure as an area of opportunity. Through the AIG 200 effort, we have made progress on our Information Technology and Systems Modernization initiatives as well as established partnerships with select third parties to help us achieve a modern, digitally-enabled platform with true end-to-end processes to improve user experience.

AIG | 2021 Form 10-K 9

ITEM 1 | Business

Regulation

OVERVIEW

Our operations are subject to regulation by many different types of regulatory authorities, including insurance, securities, derivatives and investment advisory and thrift regulators in the United States and abroad. The insurance and financial services industries are generally subject to close regulatory scrutiny and supervision. Insurance and other regulatory authorities and law enforcement agencies, attorneys general and other governmental authorities from time to time make inquiries and conduct examinations or investigations regarding our compliance, as well as compliance by other companies in our industry, with applicable laws.

We expect that the U.S. and international regulations applicable to us and our regulated entities will continue to evolve for the foreseeable future.

Legislators, regulators and self-regulatory organizations may also consider changes to existing laws or regulations impacting our business. See Item 1A. Risk Factors – Regulation – New laws and regulations or new interpretations of current laws and regulations, both domestically and internationally, may affect our business, results of operations, financial condition and ability to compete effectively.

Additionally, while the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, can significantly affect the insurance industry and certain of our operations. See Item 1A. Risk Factors – Regulation – Our businesses are heavily regulated and changes in laws and regulations may affect our operations, increase our insurance subsidiary capital requirements or reduce our profitability.

U.S. REGULATION

Insurance Regulation. Together, our U.S. insurance subsidiaries are licensed to transact business, and are subject to extensive regulation and supervision by insurance regulators, in all 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. The primary regulator of an insurance company, however, is located in its state of domicile.

We are subject to regulation under the insurance holding company laws of various jurisdictions. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require registration and periodic reporting by (re)insurance companies that are licensed in such jurisdictions and are controlled by other entities. Applicable legislation typically requires periodic disclosure concerning the entity that controls the registered insurer and the other companies in the holding company system as well as prior approval of intercompany transactions and transfers of assets, including in some instances payment of dividends by the (re)insurance subsidiary, within the holding company system. Insurance holding company laws also generally provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in any direct or indirect parent company of an insurance company, without the prior approval of such insurance company’s domiciliary state insurance regulator.

As a holding company with no significant business operations of our own, AIG Parent depends on dividends from our subsidiaries to meet our obligations. State insurance statutes typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Dividends in excess of prescribed limits established by the applicable state regulations are considered to be extraordinary transactions and require prior approval or non-disapproval from the applicable insurance regulator.

Our U.S. (re)insurance subsidiaries are subject to regulation and supervision by the states and other jurisdictions in which they do business. The method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to a state insurance official. The regulation and supervision relate primarily to the financial condition of the insurers and their corporate conduct and market conduct activities. This includes approval of policy forms and rates, the standards of solvency that must be met and maintained, including with respect to risk-based capital, the standards on transactions between (re)insurance company subsidiaries and their affiliates, including restrictions and limitations on the amount of dividends or other distributions payable by (re)insurance company subsidiaries to their parent companies, the licensing of insurers and their agents, deposits of securities for the benefit of policyholders, requirements for acceptability of reinsurers and the establishment of credit for reinsurance requirements, the form and content of reports of financial condition required to be filed, requirements for reserves and enterprise risk management and corporate governance requirements. Our (re)insurance subsidiaries are also subject to investments rules, which prescribe the type, quality and concentration of investments they can make, and on investment practices, such as derivatives, securities lending and repurchase transactions. In general, such regulation is for the protection of policyholders rather than the creditors or equity owners of these companies.

10 AIG | 2021 Form 10-K

ITEM 1 | Business

Further, as part of their regulatory oversight process, state insurance departments conduct periodic examinations, generally once every three to five years, of the books, records, accounts and business practices of insurers domiciled in their states. Examinations are generally carried out in cooperation with the insurance regulators of other states where the insurer is licensed under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). State and federal insurance and securities regulators and other state law enforcement agencies and attorneys general also, from time to time, make inquiries and conduct examinations or investigations regarding our compliance, as well as other companies in our industry, with, among other things, insurance laws and securities laws.

In recent years, insurance regulators have emphasized the investigation of alleged improper insurance pricing and sales practices by insurers, including, for example, race-based underwriting or sales practices, misleading sales presentations by insurance agents, targeting of the elderly or other vulnerable adults and the suitability of products for potential customers. Insurance regulators have also shown interest in the use of external data, algorithms and artificial intelligence in insurance practices, including underwriting, marketing, and claims practices.

Insurance regulators have also expressed concern around climate change risk and disclosure. Towards the end of 2021 the NAIC Climate and Resiliency Task Force Solvency Workstream issued an informal questionnaire to stakeholders on potential enhancements to existing regulatory tools relative to the solvency effects of climate change. The chief insurance regulators of a number of states, including New York, require insurance companies to respond to a survey on how they manage risks related to climate change. The NAIC also released a significantly expanded climate risk disclosure survey for consultation. While the NAIC is aiming to finalize the new survey format in 2022, the precise timing in terms of when insurance companies would be required to respond to the new survey and how it will interact with AIG’s other climate-related disclosures is not yet clear. The New York State Department of Financial Services (NYDFS) published final guidance on managing financial risks from climate change in November 2021, according to which New York-domiciled insurers are expected to integrate financial risks from climate change into their governance frameworks, risk management processes and business and investment strategies.

There can be no assurance that any noncompliance with such applicable laws, regulations or guidance would not have a material adverse effect on our business or results of operations.

NAIC Activities and Model Laws

In the United States, the NAIC is a standard-setting and regulatory support organization created and governed by the chief insurance regulators from the 50 states, the District of Columbia and five U.S. territories. The NAIC is not a regulator, but, with assistance from the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews and coordinate regulatory oversight. The NAIC’s mandate is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC also provides standardized insurance industry accounting and reporting guidance through the NAIC Accounting Manual. However, model insurance laws and regulations are only effective when adopted by the states, and NAIC statutory accounting and reporting principles may be modified by each state. Every state has adopted, in substantial part, the Risk-Based Capital (RBC) Model Law promulgated by the NAIC or a substantially similar law, which allows states to act upon the results of RBC calculations, and provides four incremental levels of regulatory action regarding insurers whose RBC calculations fall below specific thresholds. Those levels of action range from the requirement to submit a plan describing how an insurer would regain a specified RBC ratio to a mandatory regulatory takeover of the company. The RBC formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. The RBC formula computes a risk-adjusted surplus level by applying discrete factors to various asset, premium, reserve and other financial statement items, or in the case of interest rate and equity return (C-3) market risk, applying stochastic scenario analyses. These factors are developed to be risk-sensitive so that higher RBC requirements are applied to items exposed to greater risk. In June 2021, the NAIC adopted changes to the RBC factors for bonds and real estate, which became effective on December 31, 2021. The modified bond and real estate factors are not expected to have a material impact on our RBC calculations. The statutory surplus of each of our U.S. domiciled (re)insurance companies exceeded RBC minimum required levels as of December 31, 2021. Statutory accounting principles promulgated by the NAIC, including for our insurance company subsidiaries, have been, or may be, modified by individual state laws, regulations and permitted practices granted by our domiciliary insurance regulators. Changes to the NAIC Accounting Manual or modifications by the various state insurance departments may impact the investment portfolios and the statutory capital and surplus of our U.S. insurance companies. If any of our (re)insurance entities fell below prescribed levels of statutory surplus, it would be our intention to provide appropriate capital or other types of support to that entity. For additional information, see Part II, Item 7. MD&A – Liquidity and Capital Resources – Liquidity and Capital Resources of AIG Parent and Subsidiaries – Insurance Companies.

AIG | 2021 Form 10-K 11

ITEM 1 | Business

The NAIC’s Model Regulation “Valuation of Life Insurance Policies” (Regulation XXX) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees (ULSGs). NAIC Actuarial Guideline 38 (Guideline AXXX) clarifies the application of Regulation XXX as to these guarantees, including certain ULSGs. In December 2012, the NAIC approved a new Valuation Manual containing a principle-based approach to life insurance company reserves. Principle-based reserving (PBR) is designed to tailor the reserving process to more closely reflect the risks of specific products, rather than the factor-based approach employed historically. The Valuation Manual became effective on January 1, 2017, after revisions to the NAIC’s model Standard Valuation Law were enacted by the requisite number of states, representing the required premium volume. Subsection 20 of the Valuation Manual (VM-20) applies to individual life insurance reserves, most notably term insurance and ULSGs. VM-20 is also referred to as “Life PBR”, and replaces Regulation XXX and Guideline AXXX for new life insurance business issued after January 1, 2017. As permitted by applicable regulations, we deferred implementation of Life PBR until January 1, 2020, and have implemented it as of such date with respect to relevant policies issued on or after January 1, 2020. Variable Annuity (VA) reserving requirements, found in subsection 21 of the Valuation Manual (VM-21), replaced the previous Actuarial Guideline XLIII requirements. Substantial revisions to VM-21 became effective January 1, 2020, with options for early adoption or phased-in adoption. We applied VM-21 in full, effective January 1, 2020, to both new and existing VA business. VM-21 is also referred to as “VA PBR.” See Item 1A. Risk Factors – Reserves and Exposures – Reinsurance may be unavailable or too expensive relative to its benefit, and may not be adequate to protect us against losses and Note 18 to the Consolidated Financial Statements for risk and additional information related to these statutory reserving requirements.

The NAIC’s Insurance Holding Company System Regulatory Act (the Model Holding Company Act) and the Insurance Holding Company System Model Regulation include (i) provisions authorizing insurance commissioners to act as global group-wide supervisors for internationally active insurance groups and participate in international supervisory colleges, and (ii) the requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with its lead state regulator identifying risks likely to have a material adverse effect upon the financial condition or liquidity of its licensed insurers or the insurance holding company system as a whole. All of the states where AIG has domestic insurers have enacted a version of the revised Model Holding Company Act, including the enterprise risk reporting requirement.

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

The NAIC developed its Group Capital Calculation (GCC) for the supervision of insurance groups in the United States, which it adopted in December 2020. In May 2021, the NAIC determined that provisions of the December 2020 amendments to the Model Holding Company Act that authorize the GCC and liquidity stress testing (LST) will become accreditation standards, and thus states must adopt significant elements of the model to remain accredited. The LST applies to large life insurers based on a set of scope criteria. The purpose of LST is to support macroprudential surveillance, including to assess the potential impact on broader financial markets of aggregate asset sales within a liquidity stress scenario. The proposed effective date of the accreditation standard is January 1, 2026, though the NAIC plans to encourage states to implement the GCC provisions by November 7, 2022, the deadline by which U.S. states must adopt GCC requirements or face federal preemption in connection with “covered agreements” the United States reached with the EU and United Kingdom (UK) to address, among other things, group capital requirements (discussed under Dodd-Frank below). Certain states have already adopted the GCC requirements in their statutes. In 2021, the NAIC GCC Working Group conducted a GCC trial implementation using 2020 data with volunteer companies and their lead states.

State Guaranty Associations

U.S. states have state insurance guaranty associations in which insurers doing business in the state are required by law to be members. Member insurers may be assessed by the associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess member insurers in amounts related to the member’s proportionate share of the relevant type of business written by all members in the state. Some jurisdictions permit member insurers to recover assessments that they paid through full or partial premium tax offsets, usually over a period of years. The protection afforded by a state’s guaranty association to policyholders of insolvent insurers varies from state to state. The aggregate assessments levied against us have not been material to our financial condition in any of the past three years.

12 AIG | 2021 Form 10-K

ITEM 1 | Business

Dodd-Frank

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), signed into law in 2010, brought about extensive changes to financial regulation in the United States and established the Financial Stability Oversight Council (Council).

Dodd-Frank established the Federal Insurance Office (FIO) to serve as the central insurance authority in the federal government. While not serving a regulatory function, FIO performs certain duties related to the business of insurance and has authority to collect information on the insurance industry and recommend prudential standards. In addition, FIO monitors market access issues, represents the United States in international insurance forums, has authority to determine if certain regulations are preempted by covered agreements, and assists the Secretary of the Treasury in administering the Terrorism Risk Insurance Program under the Terrorism Risk Insurance Act of 2002.

Title V of Dodd-Frank authorizes the United States to enter into covered agreements with foreign governments or regulatory entities regarding the business of insurance and reinsurance. On September 22, 2017, the U.S. and the European Union (EU) entered into such an agreement, and on December 18, 2018, the U.S. signed a covered agreement with the UK, which is similar to the agreement with the EU. U.S. state regulators have five years from the dates the covered agreements were signed to adopt reinsurance reforms and group capital requirements that meet the prescribed conditions set forth in the applicable covered agreement or else state laws imposing such reinsurance collateral requirements may be subject to federal preemption, and Solvency II group capital requirements would apply to groups based in the United States. In June 2019, the NAIC adopted amendments to its credit for reinsurance model law and regulation to conform to the requirements of the covered agreements. In December 2020, the NAIC adopted a GCC that, if enacted by the states effective November 7, 2022, is expected to satisfy the conditions in the covered agreements. Certain states have already adopted the GCC requirements in their statutes.

Title VII of Dodd-Frank provides for significantly increased regulation of, and restrictions on, derivatives markets and transactions that have affected various activities of insurance and other financial services companies, including (i) regulatory reporting for swaps, including security-based swaps, (ii) mandated clearing through central counterparties and execution through regulated swap execution facilities for certain swaps (other than security-based swaps and (iii) margin and collateral requirements. Increased regulation of, and restrictions on, derivatives markets and transactions, including regulations related to initial margin for swaps and securities-based swaps, could increase the cost of our trading and hedging activities, reduce liquidity and reduce the availability of customized hedging solutions and derivatives.

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

ERISA

We provide products and services to certain employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974, as amended (ERISA), and/or the Internal Revenue Code of 1986, as amended (the Internal Revenue Code). Plans subject to ERISA include certain pension and profit-sharing plans and welfare plans, including health, life and disability plans. As a result, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the Department of Labor (DOL), the Internal Revenue Service (IRS) and the Pension Benefit Guaranty Corporation.

Standard of Care Developments

We and our distributors are subject to laws and regulations regarding the standard of care applicable to sales of our products and the provision of advice to our customers. In recent years, many of these laws and regulations have been revised or reexamined while others have been newly adopted. We continue to closely follow these legislative and regulatory activities. Changes in standard of care requirements or new standards issued by governmental authorities, such as the DOL, the SEC, the NAIC or state regulators and/or legislators, have impacted, and may in the future impact, our businesses, results of operations and financial condition.

AIG | 2021 Form 10-K 13

ITEM 1 | Business

DOL Fiduciary Rule

In June 2020, the DOL issued final guidance on the definition of a “fiduciary” for purposes of transactions with ERISA qualified plans, related plan participants and Individual Retirement Accounts (IRAs). The DOL’s final rule confirmed use of a five-part test for determining who is an investment advice fiduciary, and also confirmed related exemptions. In December 2020, the DOL issued the final version of a new prohibited transaction exemption, for parties that qualify as investment advice fiduciaries. This final version is intended to align broadly with the SEC’s Best Interest Regulation as well as other relevant standards of care requirements. See “SEC Best Interest Regulation”. The terms of the DOL’s exemption impose impartial conduct standards (including a best interest standard), as well as:

• disclosure obligations,

• a duty to establish, maintain, and follow policies and procedures intended to comply with the exemption, and

• a duty to perform an annual retrospective review for compliance with the exemption.

We have reviewed the final DOL exemption and associated preamble, both for applicability and for the impact the exemption may have on our businesses and operations, including the scope of any applicable fiduciary status and duties. As a general matter, where fiduciary status would be applicable, we would expect to be able to utilize the processes and procedures we implemented for the SEC’s Best Interest Regulation to satisfy some or all of the corresponding provisions in the DOL guidance. Nevertheless, implementation may still result in increased compliance obligations and costs for certain of our businesses.

The DOL is reviewing issues relating to its regulation of fiduciary investment advice and may take further regulatory actions. Among other impacts of potential changes, amendments could have an adverse effect on sales of annuities through our independent distribution partners. We continue to monitor developments with respect to the DOL Fiduciary Rule and prohibited transactions exemptions.

SEC Best Interest Regulation

On June 30, 2020, Regulation Best Interest (Regulation BI), which establishes new rules regarding the standard of care a broker must meet when making a recommendation to a retail customer in connection with the sale of a security or other covered recommendation, and Form CRS, which requires enhanced disclosure by broker-dealers and investment advisers regarding client relationships and certain conflicts of interest issues, became effective. Both had been adopted by the SEC in June 2019 as part of a package of final rulemakings and interpretations, at the same time as the SEC issued two interpretations under the Investment Advisers Act of 1940. The first interpretation addressed the standard of conduct applicable to SEC-registered investment advisers, including details regarding the fiduciary duty owed to clients, required disclosures and the adviser’s continuous monitoring obligations. The second interpretation clarified when investment advice would be considered “solely incidental” to brokerage activity for purposes of the broker-dealer exclusion from SEC investment adviser registration. These two SEC interpretations became final upon publication. The SEC has also issued multiple sets of frequently asked questions (FAQs) on certain aspects of Regulation BI and Form CRS, and the SEC could provide additional guidance regarding these final rules.

We have evaluated the impact of the regulation on us and our customers, distribution partners and financial advisers, and have made significant investments to implement and enhance tools, processes and procedures, where needed, to comply with the final rules and interpretations. These efforts and enhancements have resulted in increased compliance costs and may impact sales results and increase regulatory and litigation risk, primarily for our Group Retirement business.

FINRA Standard of Care Development

Effective June 30, 2020, The Financial Industry Regulatory Authority (FINRA) Rule 2111 was amended to provide that FINRA’s suitability requirements do not apply to recommendations that are subject to Regulation BI. This amendment was intended to mitigate any potential confusion regarding which standard of conduct applies to retail consumers. FINRA’s suitability rules still apply to recommendations that are not covered by Regulation BI, such as recommendations to institutional customers.

State Standard of Care Developments

In February 2020, the NAIC adopted revisions to its Suitability in Annuity Transactions Model Regulation (#275) (NAIC Model) implementing a best interest standard of care applicable to sales and recommendations of annuities. The new NAIC Model conforms in large part to Regulation BI, providing that all recommendations by agents and insurers must be in the best interest of the consumer under known circumstances at the time an annuity recommendation is made, without placing agents’ or insurers’ financial interests ahead of the consumer’s interest in making a recommendation. Specifically, the NAIC Model requires agents and insurers to act with “reasonable diligence, care and skill” in making recommendations. The revisions also include enhancements to the current model’s supervision system to assist in compliance. Certain states have already adopted amendments to their suitability rules based on the NAIC Model revisions, and we expect that additional states will do so. We are closely monitoring these developments, including state-level variations from the NAIC Model. We are also implementing and enhancing processes and procedures, where needed, designed to comply with the NAIC Model and state-specific revisions.

14 AIG | 2021 Form 10-K

ITEM 1 | Business

In addition, certain state insurance and/or securities regulators and legislatures have adopted, or are considering adopting, their own standards of conduct, some of which are broader in scope than the NAIC Model. For example, in July 2018, NYDFS adopted a best interest standard of care regulation applicable to annuity and life insurance transactions through issuance of the First Amendment to Insurance Regulation 187 – Suitability and Best Interests in Life Insurance and Annuity Transactions (Regulation 187). The compliance date for Regulation 187 was August 1, 2019 for annuity products and was February 1, 2020 for life insurance products. As amended, Regulation 187 requires producers to act in their client’s best interest when making point-of-sale and in-force recommendations, and provide in writing the basis for the recommendation, as well as the facts and analysis to support the recommendation. The amended regulation also imposes additional duties on life insurance companies in relation to these transactions, such as requiring insurers to establish and maintain procedures designed to prevent financial exploitation and abuse. In April 2021, the Appellate Division of the NYS Supreme Court, Third Department, overturned Regulation 187 for being unconstitutionally vague. In June 2021, the NYDFS appealed this ruling to the New York State Court of Appeals, which automatically granted a stay, meaning that Regulation 187 remains in effect pending a decision by the Court of Appeals. We have implemented and enhanced processes and procedures, where needed, designed to comply with this regulation.

Besides New York, other states have also adopted, or are considering adopting, legislative and/or regulatory proposals implementing fiduciary duty standards with applicability to insurance producers, agents, financial advisors, investment advisers, broker-dealers and/or insurance companies. The proposals vary in scope, applicability and timing of implementation. We are closely monitoring these developments and evaluating their potential impacts on our products and services, our customers, distribution partners and financial advisors, and the life and retirement industry overall in the United States.

Federal Retirement Legislation

SECURE Act

On December 20, 2019 the Setting Every Community Up for Retirement Enhancement Act (the SECURE Act) was signed into law. The SECURE Act includes many provisions affecting qualified contracts, some of which became effective upon enactment on January 1, 2020 or later, and some of which were retroactively effective. Some of the SECURE Act provisions that became effective on January 1, 2020, include, without limitation: an increase in the age at which required minimum distributions generally must commence, to age 72, from the previous age of 70 1/2; new limitations on the period for beneficiary distributions following the death of the plan participant or IRA owner; elimination of the age 70 1/2 restriction on IRA contributions (combined with an offset to the amount of eligible qualified charitable distributions by the amount of post-70 1/2 IRA contributions); a new exception to the 10 percent additional tax on early distributions for the birth or adoption of a child, which also became an allowable plan distribution event; and, reduction of the earliest permissible age for in-service distributions from pension plans and certain Section 457 plans to 59 1/2. We have implemented new processes and procedures, where needed, designed to comply with the new requirements.

COVID-19 Relief. The U.S. enacted federal legislation to mitigate the economic impacts of the COVID-19 pandemic in the Coronavirus Aid, Relief, and Economic Security (CARES) Act in March 2020, and the Consolidated Appropriations Act in December 2020. The two pieces of legislation contained provisions with impacts on retirement plans and products and services offered by Life Insurance, Individual Retirement and Group Retirement. We have evaluated the impacts of the collective legislation and have implemented processes where applicable. A number of the provisions focused primarily on actions taken in 2020 and are not expected to have material ongoing business impacts. As the COVID-19 pandemic evolves, we will continue to monitor federal legislative developments in this area.

Developments in Comprehensive Retirement Legislation

In 2021, comprehensive federal retirement legislation was introduced in both the House (the Securing a Strong Retirement Act of 2021) and the Senate (the Retirement Security and Savings Act). Both proposals may impact our products and services, including changes to required minimum distribution rules and enhanced obligations for retirement account reporting. In addition, other discrete proposals related to retirement are pending in Congress at this time that may impact our products and services, which could be included in any comprehensive federal retirement legislation. The likelihood of passage, scope, and implementation timing of significant retirement legislation is uncertain at this time, and we are closely monitoring these developments.

U.S. Securities, Investment Adviser, Broker-Dealer and Investment Company Regulation

Our investment products and services are subject to applicable federal and state securities, investment advisory, fiduciary, including ERISA, and other laws and regulations. The principal U.S. regulators of these operations include the SEC, FINRA, CFTC, Municipal Securities Rulemaking Board, state securities commissions, state insurance departments and the DOL.

AIG | 2021 Form 10-K 15

ITEM 1 | Business

Our variable life insurance, variable annuity and mutual fund products generally are subject to regulation as “securities” under applicable federal securities laws, except where exempt. Such regulation includes registration of the offerings of these products with the SEC, unless exempt from such registration, and requirements of distribution participants to be registered as broker-dealers, as well as recordkeeping, reporting, and other requirements. This regulation also involves the registration of mutual funds and other investment products offered by our businesses, and the separate accounts through which our variable life insurance and variable annuity products are issued, as investment companies under the Investment Company Act of 1940, as amended (Investment Company Act), except where exempt. The Investment Company Act imposes requirements relating to compliance, corporate governance, disclosure, recordkeeping, registration and other matters. In addition, the offering of these products may involve filing and other requirements under the securities laws of the states and other jurisdictions where offered, including the District of Columbia and Puerto Rico. Our separate account investment products are also subject to applicable state insurance regulation.

We have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934, as amended (Exchange Act) and are members of FINRA, and/or are registered as investment advisers under the Investment Advisers Act of 1940, as amended (Advisers Act). Certain of these broker-dealers and investment advisers are involved in our life and annuity product sales, including participating in their distribution and/or serving as an investment adviser to mutual funds that underlie variable products offered by us. Other subsidiaries are registered with the SEC as investment advisers under the Advisers Act and serve as an investment adviser to out-of-plan and in-plan participant customers, act as the primary investment advisers to our insurance subsidiaries and certain non-insurance subsidiaries, and also provide investment management and advisory services to unaffiliated institutional clients. In addition to registration requirements, the Exchange Act, the Advisers Act, and the regulations thereunder, impose various compliance, disclosure, qualification, recordkeeping, reporting and other requirements on these subsidiaries and their operations. Our investment adviser subsidiaries and our broker-dealer subsidiaries, and their licensed representatives, are also subject to standard of care obligations. See – “Standard of Care Developments” for further information. State securities laws also impose filing and other requirements on broker-dealers, investment advisers and/or their licensed representatives, except where exempt. The SEC, FINRA and other regulatory bodies also have the authority to examine regulated entities, such as our broker-dealer and investment adviser subsidiaries, and to institute administrative or judicial proceedings that may result in censure, fines, prohibitions or restrictions on activities, or other administrative sanctions.

Further, our licensed sales professionals appointed with certain of our broker-dealer and/or investment adviser subsidiaries and our other employees, insofar as they sell products that are securities, including wholesale and retail activity, are subject to the Exchange Act and to examination requirements and regulation by the SEC, FINRA and state securities commissioners. Regulation and examination requirements also extend to our subsidiaries that employ or control those individuals. The SEC, beginning in late 2020 and continuing through 2021, instituted a comprehensive regulatory agenda focusing on Environmental, Social and Governance (ESG) issues. The SEC commissioners and staff announced a number of actions, including forming an enforcement task force designed to harmonize the efforts of the SEC’s divisions and offices, considering potential comprehensive changes to ESG disclosure guidance and potential rulemakings for ESG and climate-specific disclosure for issuers, investment advisers and funds, announcing ESG as an examination priority, addressing shareholder rights and creating accountability in statements and conduct, and soliciting comments to potential changes to the “names rule” under the Investment Company Act to reflect the effect of ESG factors on a fund’s investment objectives and performance. The SEC’s Division of Examinations issued a risk alert in 2021 highlighting ESG deficiencies, internal control weaknesses and effective practices identified during recent examinations of investment advisers, registered investment companies and private funds. The increased regulatory and compliance burdens that we expect would result from the implementation of any of these initiatives could be costly.

Privacy, Data Protection and Cybersecurity

We are subject to U.S. laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of personal and other sensitive information and provide notice of their practices relating to the collection, disclosure and other processing of personal information, including their policies relating to protecting the security and confidentiality of that information. We also are subject to U.S. laws and regulations requiring notification to affected individuals and regulators of security breaches. Congress and state legislatures are expected to continue to consider additional legislation relating to privacy and other aspects of customer information. Below we highlight a few, key, recently-enacted laws and regulations.

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

A number of states, including Connecticut and Ohio, have enacted a version of the NAIC Model Law.

16 AIG | 2021 Form 10-K

ITEM 1 | Business

On March 1, 2019, the NYDFS cybersecurity regulation became fully effective, requiring covered financial institutions to implement a cybersecurity program designed to protect information systems. The regulation imposes specific technical safeguards as well as governance, risk assessment, monitoring and testing, third-party service provider, incident response and reporting and other requirements. We annually file certifications of compliance as required by the NYDFS cybersecurity regulation. The requirements contained in the NYDFS cybersecurity regulation are similar in many, but not all, respects to those under the NAIC Model Law.

On October 21, 2019, the NAIC formed a Privacy Protections Working Group to review state insurance privacy protections regarding the collection, use and disclosure of information gathered in connection with insurance transactions. During its meeting on July 30, 2020, the Privacy Protections Working Group indicated that it would begin a gap analysis of existing privacy protections in order to identify differences in coverage between different privacy regimes, focusing on consumer issues, industry obligations, and regulatory enforcement. The Privacy Protections Working Group continues to work on this gap analysis, which could result in recommended changes to certain NAIC model laws and regulations related to privacy.

California enacted the California Consumer Privacy Act of 2018 (CCPA). The CCPA imposes a number of requirements on businesses that collect the personal information of California consumers, including requirements to provide individuals with certain rights to their personal information and make mandatory disclosures regarding how the businesses use and disclose consumers’ personal information. The CCPA also establishes a private right of action in some cases if consumers’ personal information is subject to a data breach resulting from a business’ failure to implement and maintain reasonable security practices. On November 3, 2020, California voters passed a ballot initiative, the California Privacy Rights Act (the CPRA), that imposes additional obligations on companies that collect California consumers’ personal information, including to provide a right to correct personal information, additional protections for certain uses of sensitive personal information, and certain limitations on data use and on data sharing that does not involve a sale of personal information. The CPRA also creates a new California Privacy Protection Agency which will be charged with enforcing both the CCPA and the CPRA. The CPRA will take effect on January 1, 2023.

In 2021, Virginia and Colorado passed comprehensive privacy laws that will become effective January 1, 2023 and July 1, 2023, respectively. Similar legislation has been proposed in other states and additional privacy and cybersecurity laws are expected to be enacted by the states or the federal government in the near future. The above-mentioned changes in the privacy and cybersecurity law landscape in the United States may require additional compliance investment and additional changes to policies, procedures, and operations.

With respect to our investment adviser subsidiaries and the mutual funds and registered separate accounts, the SEC continues to focus on cybersecurity in the asset management industry. The SEC has published periodic guidance on the topic, recommending periodic assessments of information, how it is stored and how vulnerable it is, as well as strategies to prevent, detect and respond to cyber threats, including access controls, governance and risk assessments, training, data encryption, restrictions on removable storage media, robust backup procedures, incident response plans and routine testing. Further, investment advisers to fund complexes must also focus on their growing network of third-party service providers. The SEC’s Division of Examinations issued examination observations in January 2020 related to cybersecurity and operational resiliency practices taken by market participants. The observations highlight certain approaches taken by market participants in the areas of governance and risk management, access rights and controls, data loss prevention, mobile security, incident response and resiliency, vendor management, and training and awareness. In its observations, the Division of Examinations highlighted specific examples of cybersecurity and operational resiliency practices and controls that organizations have taken to potentially safeguard against threats and respond in the event of an incident. In July 2020, the Division of Examinations issued a Risk Alert noting the increasing sophistication of ransomware attacks on SEC registrants and service providers to SEC registrants.

Thrift Regulator

AIG Federal Savings Bank, our trust-only federal thrift subsidiary, is supervised and regulated by the Office of the Comptroller of the Currency.

AIG | 2021 Form 10-K 17

ITEM 1 | Business

INTERNATIONAL REGULATION

Insurance and Financial Services Regulation

A substantial portion of our business is conducted in foreign countries. The degree of regulation and supervision in foreign jurisdictions varies. Generally, our subsidiaries operating in foreign jurisdictions must satisfy local regulatory requirements; licenses issued by foreign authorities to our subsidiaries are subject to modification or revocation by such authorities, and therefore these subsidiaries could be prevented from conducting business in certain of the jurisdictions where they currently operate. For our international operations, a decline in capital and surplus over capital requirements would limit the ability of our insurance subsidiaries to write business or make dividend payments or distributions. Additionally, regulators in the countries in which such subsidiaries operate may deem it necessary to impose restrictions on dividend distributions in the event of a significant financial market or insurance event which creates uncertainty over our future capital and solvency position.

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

The Prudential Regulation Authority (PRA), the UK’s prudential regulator, is the lead prudential supervisor for our UK insurance operations. The UK’s Financial Conduct Authority has oversight of AIG’s insurance operations for consumer protection and competition matters. For example, we are subject to the UK’s Senior Managers and Certification Regime (SMCR), legislation that is intended to reduce harm to consumers and strengthen market integrity by making senior individuals more accountable for their conduct and competence. The SMCR comprises 3 elements: the Senior Managers Regime, which requires that firms appoint an individual with responsibility for each senior management function and subjects such individuals to regulatory pre-approval; the Certification Regime, which requires firms to certify (on an on-going basis) the fitness and propriety of certain employees who could harm the firm, its customers or the market; and the Conduct Rules, which are high-level standards of behavior expected of those working in financial services. The UK Financial Conduct Authority (FCA) has also published Policy Statement PS21/3 titled “Building operational resilience: Feedback to CP19/32 and final rules” which will require, amongst other things, firms to strengthen their operational resilience by identifying important business services and setting tolerance levels for operational disruption. These rules will come into force in March 2022.

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

18 AIG | 2021 Form 10-K

ITEM 1 | Business

Under the agreement, AIG will be supervised at the worldwide group level only by its relevant U.S. insurance supervisors, and will in general not have to satisfy EU Solvency II group capital, reporting and governance requirements for its worldwide group. The agreement, however, would permit the imposition of EU Solvency II group capital requirements if, after five years from the signing of the agreement, a U.S. insurer is not subject to a group capital assessment by its applicable state regulator. As referenced elsewhere (see “NAIC Activities and Model Laws” section) the NAIC has developed a GCC which is designed to satisfy this requirement. Certain states have already adopted the GCC requirements in their statutes. Remaining states have until November 7, 2022 to implement the GCC provisions after which they will be subject to federal preemption. The Covered Agreement further provides that if the summary risk reports submitted to the supervisory authority of a host jurisdiction expose any serious threat to policyholder protection or financial stability in such host state, the host supervisor may request further information from the insurance group and/or impose preventive or corrective measures with respect to the (re)insurer in its jurisdiction. The agreement also seeks to impose equal treatment of U.S. and EU-based reinsurers that meet certain qualifications. In the U.S., once fully implemented, the agreement requires U.S. states to lift reinsurance collateral requirements on qualifying EU-based reinsurers and provide them equal treatment with U.S. reinsurers or be subject to federal preemption. While this provision does not preclude AIG from continuing to request collateral from an EU reinsurer that is party to a bilateral reinsurance transaction, it is generally difficult to obtain collateral from reinsurers when it is not required for AIG to take credit for the reinsurance.

Lastly, while the U.S. has not been deemed an “equivalent” jurisdiction under European law, U.S. groups are expected to receive treatment under Solvency II that reflects the soundness of U.S. supervision, Covered Agreement safeguards, and the enhanced bilateral relationship between U.S. and EU authorities. Based on proposed changes to Article 262 in Solvency II, as part of EIOPA and the European Commission’s current review of the Solvency II framework, there is a desire to bring increased conformity to the supervision of groups from non-equivalent jurisdictions across all EU member states. These potential changes could include limits on intragroup transactions, governance changes and requiring information on risk exposures from parent companies. It is currently unclear how these potential changes would apply to US groups.

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

Bermuda’s Insurance Act 1978 and its related regulations impose solvency and liquidity standards and auditing and reporting requirements on Bermuda (re)insurance companies and grant the Bermuda Monetary Authority (BMA) powers to supervise, investigate and intervene in the affairs of (re)insurance companies. The BMA regulates AIG’s operating (re)insurance subsidiaries in Bermuda. A variety of requirements and restrictions are imposed on our Bermuda operating (re)insurance subsidiaries including: the filing of annual/quarterly statutory financial information including, but not limited to, the preparation of an annual Financial Condition Report for commercial (re)insurers providing details of measures governing the business operations, corporate governance framework, solvency and financial performance; the filing of annual audited financial statements prepared in accordance with GAAP International Financial Reporting Standards or other generally accepted accounting principles as the BMA may recognize; compliance with minimum enhanced capital requirements; compliance with the BMA’s applicable Codes of Conduct; compliance with minimum solvency margins and liquidity ratios (the latter for general business (re)insurers); limitations on dividends and distributions; and notification obligations to the BMA on certain changes in control of regulated (re)insurers.

The Registrar of Companies (ROC) regulates the compliance by AIG’s entities in Bermuda which carry on a Relevant Activity, as defined in Bermuda’s Economic Substance Act 2018 and related Economic Substance Regulations 2018 (as amended, the ES Laws). The purpose of the ES Laws is to ensure that Bermuda does not facilitate the use of structures which attract profits but which do not reflect real economic activity that is being undertaken in Bermuda. The ROC imposes the filing of an annual declaration form demonstrating compliance with the requirements of the ES Laws by entities which carry on a Relevant Activity.

The Japan Financial Services Agency (JFSA) regulates AIG’s operating insurance subsidiaries in Japan. The JFSA has extensive authority under the Insurance Business Act and related regulations to oversee company licensing, sales practices, business conduct, investments, reserves and solvency, among other items. Our Japanese insurance operations are required to maintain a minimum solvency margin ratio (SMR), which is a measure of capital adequacy. The failure to maintain an appropriate SMR, or comply with other similar indicators of financial health, could result in the JFSA imposing corrective actions on our operations.

AIG | 2021 Form 10-K 19

ITEM 1 | Business

Derivatives

Regulation of, and restrictions on, derivatives markets and transactions were adopted outside the United States in conjunction with similar regulation promulgated by U.S. regulators. For instance, the EU and UK established a set of regulatory requirements for EU and UK derivatives activities under EMIR and English law, respectively. These requirements include, among other things, various risk mitigation, risk management, margin posting, regulatory reporting and, for certain categories of derivatives, clearing requirements, that are broadly similar to, but also deviate in certain respects from U.S. regulations of these activities. There remains the possibility of increased administrative costs with respect to our EU and UK derivatives activities and/or our derivatives activities with EU or UK counterparties and overlapping or inconsistent regulation depending on the ultimate application of cross-border regulatory requirements between and among U.S. and non-U.S. jurisdictions.

Markets in Financial Instruments Directive (MiFID) II

The Markets in Financial Instruments Directive (MiFID II) and Markets in Financial Instruments Regulation (MiFIR) took effect in Europe on January 3, 2018. MiFID II and the related regulations are intended to create transparency in market trading by, for example, imposing trade and transaction reporting and other requirements. AIG Asset Management (Europe) Limited has implemented and continues to implement new policies, procedures and reporting protocols required to ensure compliance with this legislation and its related rules.

EMIR, which governs derivatives, and MiFID II were adopted by the UK government as part of the Brexit legislative “onshoring” process. The MiFID requirements were implemented in the UK before the UK’s exit from the EU and then amended to reflect the UK’s exit from the EU. MiFIR was onshored in the UK by the Markets in Financial Instruments (Amendment) (EU Exit) Regulation 2018 (as amended). Brexit has not, as yet, had a material impact on the UK regulation of derivatives and financial markets. The UK government is conducting a wholesale markets review that proposes changes to MiFID rules governing trading venues and equity markets (such as the possible repeal of the obligation to trade equities on a regulated market or trading venue) and changes to MiFID rules on client reporting and disclosure, and minor changes to EMIR. However, substantive obligations on AIG Asset Management (Europe) Limited arising from EMIR and MiFID II are unlikely to change in the UK context in the near future.

International Securities, Investment Adviser, Broker-Dealer and Investment Company Regulation

We operate investment-related businesses in, among other jurisdictions, the UK and Ireland. These businesses may advise on and market investment management products and services, investment funds and separately managed accounts. The regulatory authorities for these businesses include securities, investment advisory, financial conduct and other regulators that typically oversee such issues as: (1) company licensing; (2) the approval of individuals with positions of responsibility; (3) conduct of business to customers, including sales practices; (4) solvency and capital adequacy; (5) fund product approvals and related disclosures; and (6) securities, commodities and related laws, among other items. For example, our regulated asset manager in the UK is subject to the SMCR regime described above. We also participate in investment-related joint ventures in jurisdictions outside the United States, primarily in Europe and Asia. In some cases, our international investment operations are also subject to U.S. securities laws and regulations.

Privacy, Data Protection and Cybersecurity

The EU General Data Protection Regulation (GDPR) took effect in May 2018. The GDPR’s scope extends to entities established within the EEA (i.e., EU member states plus Iceland, Liechtenstein and Norway) and to certain entities not established in the EEA (in certain instances, if they solicit or target individuals in the EU by offering goods or services to EEA data subjects or monitoring the personal behavior of EEA data subjects (e.g., in an online context)). The GDPR was also onshored in the UK through the European Union (Withdrawal Agreement) Act 2018, with adjustments as provided in the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019.

We have sought to address these new requirements on the processing of personal data about individuals, including mandatory security breach reporting, new and strengthened individual rights, evidenced data controller accountability for compliance with the GDPR principles (including fairness and transparency), maintenance of data processing activity records and the implementation of “privacy by design”, including through the completion of mandatory Data Protection Impact Assessments in connection with higher risk data processing activities. Sanctions for non-compliance with the GDPR are onerous, with the potential for fines of up to 4 percent of global revenue for the most serious infringements of the GDPR.

20 AIG | 2021 Form 10-K

ITEM 1 | Business

We also are subject to other international laws and regulations that require financial institutions and other businesses to protect personal and other sensitive information and provide notice of their practices relating to the collection, disclosure and other processing of personal information and to obtain consent pertaining to such processing. We are also subject to laws and regulations requiring notification to affected individuals and regulators of security breaches. In addition, we must comply with laws and regulations regarding data localization and the cross-border transfer of information. For example, in 2021, the European Commission approved revised Standard Contractual Clauses (SCCs) for international data transfers from the EEA. The SCCs are required to be used for new agreements involving the cross-border transfer of personal data from the EEA and must be supplemented by an assessment and due diligence of the legal and regulatory landscape of the jurisdiction of the data importer, the channels used to transmit personal data and the subprocessors that receive personal data in the process.

The EEA and the UK have also taken steps to regulate the use of personal data, including external data, and algorithms used for the purpose of AI and automated decision-making. In April 2021, the European Commission published its Proposal for a Regulation on a European approach for Artificial Intelligence (the Artificial Intelligence Act, which recommends a risk-based approach to restricting, regulating and permitting different AI systems. European countries, and supranational political organizations like the EU and the Council of Europe, are expected to take an active role in regulating AI in ways that may impact the insurance industry in the future.

For additional information on U.S. privacy, data protection and cybersecurity regulation, see U.S. Regulation – Privacy, Data Protection and Cybersecurity.

FSB and IAIS

The Financial Stability Board (FSB) consists of representatives of national financial authorities of the G20 countries. The FSB is not a regulator but is focused primarily on promoting international financial stability. It does so by coordinating the work of national financial authorities and international standard-setting bodies as well as developing and promoting the implementation of regulatory, supervisory and other financial policies. The FSB has issued a series of frameworks and recommendations to address such issues as systemic financial risk, financial group supervision, capital and solvency standards, effective recovery and resolution regimes, corporate governance including compensation, and a number of related issues associated with responses to the financial crisis.

The International Association of Insurance Supervisors (IAIS) represents insurance regulators and supervisors of more than 200 jurisdictions (including regions and states) in nearly 140 countries and seeks to promote globally consistent insurance industry supervision. The IAIS is not a regulator, but one of its activities is to develop insurance regulatory standards for use by local authorities across the globe. The FSB has charged the IAIS with developing a framework for measuring and mitigating systemic risks posed by the insurance sector, and the IAIS has developed standards relative to many of the areas of focus of the FSB, which go beyond the IAIS’ basic Insurance Core Principles. The IAIS has adopted ComFrame, a Common Framework for the Supervision of Internationally Active Insurance Groups (IAIGs). ComFrame sets out qualitative and quantitative standards tailored to the international activity and size of IAIGs. These standards assist supervisors in collectively addressing an IAIG’s activities and risks, identifying and avoiding supervisory gaps and coordinating supervisory activities, particularly between the group-wide supervisor and other involved supervisors. ComFrame provides standards for group supervision, governance and internal controls, enterprise risk management, and recovery and resolution planning. As part of ComFrame, the IAIS is developing a risk-based global insurance capital standard (ICS) applicable to IAIGs, with the purpose of creating a common language for supervisory discussions of group solvency of IAIGs. We currently meet the criteria set forth to identify an IAIG, and the NYDFS, as our group-wide supervisor, has publicly disclosed us as an IAIG on the IAIS’ register of IAIGs.

The IAIS has adopted ICS Version 2.0 for a five-year monitoring phase, an initial phase commencing January 2020, during which ICS Version 2.0 is used for confidential reporting to group-wide supervisors and discussion in supervisory colleges, but will not trigger supervisory action. The purpose of the monitoring period is to monitor the performance of the ICS over a period of time, and not to assess the capital adequacy of IAIGs. During the monitoring period, the IAIS will collect and consider feedback from supervisors, stakeholder engagement, a public consultation, and the results of an economic impact assessment, all of which could result in changes to ICS Version 2.0.

At the conclusion of the five-year monitoring period, the IAIS has agreed to a second phase of implementation, whereby the ICS will be applied as a group-wide prescribed capital requirement, defined as a solvency control level above which the supervisor does not intervene on capital adequacy grounds.

AIG | 2021 Form 10-K 21

ITEM 1 | Business

Confidential reporting of ICS Version 2.0 will include reporting by IAIGs of a reference ICS, a consolidated group-wide measure based on a standard method for determining capital requirements and a market adjusted valuation of assets and liabilities. In recognition that the United States and other interested jurisdictions are developing an Aggregation Method (AM) to a group capital calculation, the IAIS is aiding in the development of the AM, including the collection of data from interested jurisdictions. Although the AM is not part of ICS Version 2.0, the IAIS aims to be in a position by the end of the monitoring phase to assess whether the AM provides substantially the same outcome as the ICS, in which case it will be considered an outcome-equivalent approach to the ICS. The IAIS is developing criteria to assess whether the AM provides comparable outcomes to the ICS, including a project plan focused on delivery by the end of the monitoring period.

The IAIS has adopted a Holistic Framework for the assessment and mitigation of systemic risk in the insurance sector, with implementation beginning in 2020. The Holistic Framework recognizes that systemic risk can emanate from specific activities and exposures arising from either sector-wide trends or concentrations in individual insurers. The Holistic Framework consists of:

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

The standards issued by the FSB and/or the IAIS are not binding on the United States or other jurisdictions around the world unless and until the appropriate local governmental bodies or regulators adopt laws and regulations implementing such standards. At this time, as these standards have been adopted only recently and in some cases remain under development, in some cases there is uncertainty about how the IAIS’ frameworks and/or standards might be implemented in the United States and other jurisdictions around the world, or how they might ultimately apply to us.

Climate Change

There have been a number of climate related policy developments throughout 2021, mostly focused on the UK (which we expect will impact AIG’s UK operations) and European markets, however there is increasing activity in certain jurisdictions across Asia (such as Singapore, Australia, Taiwan and New Zealand).

In the UK, the PRA’s 2021 Climate Change Adaptation Report sets out an expectation that they will be asking the largest firms in the UK for a report describing how the firm has embedded management of climate related financial risks into their existing management frameworks, and in particular, “how [the firm] has gained assurance that capital positions cover material climate related financial risks”.

In the EU, the upcoming Corporate Sustainability Reporting Directive and EU taxonomy initiatives will introduce additional disclosure requirements for large EU entities covering how sustainability is reflected in the balance sheet, business strategy and governance in the short, medium, and long-term horizons. If proposed timeframes are met, the new requirements would apply to AIG’s EU subsidiaries commencing in 2024 for reports covering 2023. Around the same timeframe, there could also be additional non-financial disclosure requirements associated with new corporate governance requirements, as well as the ongoing EU taxonomy initiatives, which include a requirement to set out the proportion of environmentally sustainable economic activities in investment & underwriting portfolios. AIG is already working on developing internal policies and frameworks to ensure we are ready to comply with these emerging standards when they become effective.

22 AIG | 2021 Form 10-K

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

• Quarterly Reports on Form 10-Q

• Current Reports on Form 8-K

• Proxy Statements on Schedule 14A, as well as other filings with the SEC

Also available on our corporate website:

• Charters for Board Committees: Audit, Nominating and Corporate Governance, Compensation and Management Resources and Risk and Capital Committees

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

AIG | 2021 Form 10-K 23

ITEM 1A | Risk Factors

ITEM 1A | Risk Factors

Risk Factor Summary

The following is a summary of the material risks and uncertainties that could adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

Market Conditions

• COVID-19 has adversely affected, and is expected to continue to adversely affect, our global business, results of operations, financial condition and liquidity, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted.

• Deterioration of economic conditions, geopolitical tensions, changes in market conditions or weakening in global capital markets may materially affect our businesses, results of operations, financial condition and liquidity.

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

• Reinsurance may be unavailable or too expensive relative to its benefit, and may not be adequate to protect us against losses.

• Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events.

• Concentration of our insurance, reinsurance and other risk exposures may have adverse effects.

• Following the Majority Interest Fortitude Sale (as defined in Part II, Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary below), our largest reinsurance counterparty, Fortitude Re, is no longer controlled by us, and a failure by Fortitude Re to perform its obligations could have a material effect on our business, results of operations or liquidity and the accounting treatment of our reinsurance agreements with Fortitude Re could also lead to volatility in our net income.

• Our subsidiaries may be required to accelerate the amortization of deferred policy acquisition costs (DAC) and record additional liabilities for future policy benefits due to interest rate fluctuations, increased lapses and surrenders, declining investment returns and other events.

• Losses due to nonperformance or defaults by counterparties may materially and adversely affect the value of our investments, our profitability and sources of liquidity.

• Climate change may adversely affect our business and financial condition.

Investment Portfolio and Concentration of Investments

• Our investment portfolio is concentrated in certain segments of the economy, and the performance and value of our investment portfolio are subject to a number of risks and uncertainties, including changes in interest rates and credit spreads. In addition, a significant portion of our investment portfolio is now managed by Blackstone, which makes its performance and value subject to Blackstone’s ability to successfully manage it.

• Our valuation of investments and derivatives involves the application methodologies and assumptions to derive estimates, which may differ from actual experience and could result in changes to investment valuations that may materially adversely affect our business, results of operations, financial condition and liquidity or lead to volatility in our net income.

Liquidity, Capital and Credit

• AIG Parent’s ability to access funds from our subsidiaries is limited, and our sources of liquidity may be insufficient to meet our needs, including providing capital that may be required by our subsidiaries.

• We may not be able to generate cash to meet our needs due to the illiquidity of some of our investments.

24 AIG | 2021 Form 10-K

ITEM 1A | Risk Factors

• A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, results of operations, financial condition and liquidity.

• Changes in the method for determining LIBOR and the continuing phase out of LIBOR and uncertainty related to LIBOR replacement rates may affect our business, results of operations, financial condition and liquidity.

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

• Pricing for our products is subject to our ability to adequately assess risks and estimate related losses.

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

• We are exposed to certain risks if we are unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data, which could compromise our ability to conduct business and adversely affect our consolidated business, results of operations, financial condition and liquidity.

• Third parties we rely upon to provide certain business and administrative services on our behalf may not perform as anticipated, which could have an adverse effect on our business and results of operations.

• Business or asset acquisitions and dispositions may expose us to certain risks.

• Significant legal or regulatory proceedings may adversely affect our business, results of operations or financial condition.

• Increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders regarding environmental, social and governance (ESG) matters may adversely affect our reputation or otherwise adversely impact our business and results of operations.

• Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses, results of operations, financial condition and liquidity.

Regulation

• Our businesses are heavily regulated and changes in laws and regulations may affect our operations, increase our insurance subsidiary capital requirements or reduce our profitability.

• New laws and regulations or new interpretations of current laws and regulations, both domestically and internationally, may affect our businesses, results of operations, financial condition and ability to complete effectively.

• Changes to tax laws could increase our corporate taxes or make some of our products less attractive to consumers.

Estimates and Assumptions

• Estimates or assumptions used in the preparation of financial statements and modeled results used in various areas of our business may differ materially from actual experience.

• Changes in accounting principles and financial reporting requirements will impact our consolidated results of operations and financial condition.

• If our businesses do not perform well and/or their estimated fair values decline, we may be required to recognize an impairment of our goodwill or establish an additional valuation allowance against the deferred income tax assets, which could have a material adverse effect on our results of operations and financial condition.

Competition and Employees

• We face intense competition in each of our business lines and technological changes may present new and intensified challenges to our business.

• Competition for employees in our industry is intense, and managing key employee succession is critical to our success. We may not be able to attract and retain the key employees and highly skilled people we need to support our business.

AIG | 2021 Form 10-K 25

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

MARKET CONDITIONS

COVID-19 has adversely affected, and is expected to continue to adversely affect, our global business, results of operations, financial condition and liquidity, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted. The COVID-19 pandemic is still evolving, but it has caused significant societal disruption and has had adverse economic impacts on our business, such as volatility in the capital markets, disruptions in the labor market, supply chain disruption, mortality increases as compared to pricing expectations and most recently, an inflationary environment. We cannot estimate the ultimate impact of COVID-19 on our business, financial condition and results of operations. We also cannot, at this time, estimate the full extent to which the pandemic has caused and may continue to cause certain risks to our global business, including those discussed herein, to be heightened or realized.

Adverse changes and developments affecting the global economy, including the significant global economic downturn and increased volatility in financial and capital markets and credit spreads, individually and in the aggregate, have had and may continue to have negative effects on our overall investment portfolio. While, to date, the short-term economic impacts of COVID-19 have been largely offset by intervention taken by governments and monetary authorities, it remains difficult to quantify the potential long-term financial impacts on our investment portfolio. Further, in the event of a resurgence in COVID-19 cases, particularly due to the rise in cases associated with current and any future potential variants of COVID-19, there can be no assurance that governments and monetary authorities will continue to intervene in markets or provide for economic stimulus, and if they do, whether such intervention will be successful.

Within our investment portfolio, there is concentrated exposure to certain segments of the economy, including real estate and real estate-related investments, which exposes us to negative impacts from the deferral of mortgage payments, renegotiated commercial mortgage loans or outright mortgage defaults and potential acceleration of macro trends such as work from home and online shopping, as well as significant exposure to certain industries negatively impacted by the economic downturn, such as off-line retail, travel and transportation. Moreover, market volatility has created and may continue to create dislocations, decreases or variations in observable market activity or availability of information used in the valuation of our assets and liabilities, which could negatively impair the estimates and assumptions used to run our business or result in greater variability and subjectivity in our investment decisions.

Our insurance businesses have experienced and may continue to experience increased claim volume under our Life and Retirement Insurance products, which are offered primarily in the United States, which has seen a high number of COVID-19 cases and deaths relative to other jurisdictions, and our General Insurance policies, which are offered both in the U.S. and internationally, including commercial property (business interruption), travel, trade credit, accident and health, workers’ compensation, directors and officers, event cancellation and liability insurance. Beginning in March 2020, we experienced an increase in mortality claims, which we expect to continue until the COVID-19 pandemic subsides, and decreased demand for certain of our insurance product lines, such as travel insurance, and it is unclear when such demand will return. In addition, COVID-19 adversely affected our premiums and deposits in some of our insurance lines, including our Life and Retirement products. If the economic effects continue or increase in severity, or the economic recovery is prolonged, or if there are any future “surges” of variants, we expect the impacts described herein will continue in 2022 and possibly beyond. Further, our policies with premium adjustment features tied to exposure levels, as is the case in certain specialty and casualty lines, may be triggered, resulting in premium reductions. In response to the COVID-19 pandemic and the resulting ongoing adverse, economic, financial and market impacts, we have made and may continue to make changes to underwriting guidelines or product design. We may also incur higher expenses in our insurance businesses and higher legal costs as a result of coverage disputes, including class actions and other proceedings that have been or may in the future be filed against us, our insureds, or others in the United States, the UK or other jurisdictions seeking coverage for COVID 19-related losses or alleging

26 AIG | 2021 Form 10-K

ITEM 1A | Risk Factors

bad-faith denials of coverage for such losses. The outcome of coverage decisions may in turn affect the perceived value of the products we offer and therefore the demand for them.

While we seek to mitigate our loss exposure through reinsurance, the availability of reinsurance relief typically depends on several factors, including the timing and nature of how individual claims manifest, which may not be immediately known. Furthermore, due to the scope, severity and uncertain duration of the COVID-19 pandemic, reinsurance may not be available or, if available, may be more difficult or costly to obtain in general or for certain types of coverage, such as natural catastrophes, going forward. In addition, reinsurance terms and conditions may change whereby, even if reinsurance is available, the coverage provided may not be the same or similar to the reinsurance terms and conditions currently available in the reinsurance market.

The economic impacts of the pandemic have resulted and may continue to result in policyholders cancelling or not renewing insurance policies or may result in policyholders seeking sources of liquidity such as policy loans and withdrawals at rates greater than expected. If policyholder behavior, including lapse and surrender rates, significantly exceed or vary from our expectations, it could have a material adverse effect on our business, requiring our subsidiaries to accelerate the amortization of deferred policy acquisition costs and record additional liabilities for future policy benefits.

Government officials have recommended or mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily populated areas, social distancing requirements, stay-at-home orders and similar measures. As a result, we implemented work-from-home business continuity plans for non-essential staff globally. Where permitted by local laws and regulations, our offices are open to fully vaccinated employees with mask mandates, social distancing and office capacity limits, and we have strict quarantine and contact tracing protocols in place in the event a positive case occurs. These precautionary measures have also impacted our distribution organizations and wholesaler interactions with our clients across multiple channels where our business benefits from a high degree of customer interaction. Our results may be adversely impacted by these and other actions taken to contain or reduce the impact of COVID-19, and the extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted. Changes to our workforce as a result of COVID-19, including wage inflation, may also increase our costs and the risk of errors due to turnover, remote work and inexperience. Moreover, the extended remote work environment puts ongoing stress on our current business continuity plans and may prove them to be less effective than expected.

Any future business continuity plans may not be sustainable or effective. Our business operations may also be significantly disrupted if our critical workforce, key vendors, third-party providers or other counterparties we transact business with, are unable to work effectively, including because of illness, quarantines, government and regulatory actions in response to COVID-19, including vaccine mandates, or other reasons, or if the technology on which our remote business operations rely, some of which is developed and maintained by third parties, is disrupted or impaired or becomes unavailable. Certain pre-existing operational risks have been and may continue to be exacerbated, notably with respect to potential phishing or other cybersecurity-related events and our increased reliance on technology, including technology of our employees and service providers. Other pre-existing operational risks, such as privacy incidents, fraud, operational resilience and risks related to the operations and resiliency of our vendors, third-party providers and other counterparties, may also be exacerbated. Further, significant disruption to our businesses due to the pandemic could adversely affect the timing or terms of, or our ability to execute, key business strategies, transactions and initiatives, such as the separation of the Life and Retirement business and AIG 200, resulting in higher costs or reduced savings or lower profit than was expected. In addition, remote work may negatively impact our culture and employees’ morale, which could result in greater turnover, lower productivity and greater operational risks.

Legislative and regulatory initiatives and court decisions following major catastrophes (such as pandemics) could require us to pay insureds beyond the provisions of their original insurance policies and may prohibit the application of a deductible, resulting in inflated and unanticipated catastrophe claims; or impose other restrictions after the occurrence thereof, which would reduce our ability to mitigate exposure. For example, COVID-19 has given rise to regulatory measures intended to encourage or require insurers to assist policyholders adversely impacted by COVID-19 (in some cases with retroactive effect), including lapse, payment or rate increase moratoriums, premium refunds, contributions to relief funds and similar measures. While some of these legislative and regulatory initiatives have expired, with the resurgence of the COVID-19 virus, legislative and regulatory authorities have extended certain of these initiatives and may seek to renew or impose more of them until the COVID-19 pandemic subsides. These initiatives could impair our cash flows and, without regulatory relief, could reduce our subsidiaries’ capital ratios. In addition, in certain jurisdictions, legislative initiatives have emerged requiring contributions to relief funds or legislation has been proposed that would require insurers to provide insurance coverage beyond the scope of the original contract by re-writing contracts on a retroactive basis, including with respect to the availability of business interruption coverage in commercial property policies, or creating insurance solutions prospectively. Such legislative and regulatory initiatives and proposals, if enacted, could result in requirements or restrictions that negatively impact our business operations or require us to pay beyond the provisions of original insurance policies and assumed reinsurance contracts. Finally, the adverse impacts of COVID-19 on Federal and state tax revenues could lead to increased taxes and assessments on insurers in order to address budget shortfalls.

AIG | 2021 Form 10-K 27

ITEM 1A | Risk Factors

Moreover, as vaccinations have become readily available, certain organizations have imposed vaccine mandates on employees returning to the office and customers or clients accessing offices, stores and other spaces, and governments have imposed vaccine mandates on certain daily activities. It is currently not possible to predict with certainty the exact impact any such mandates would have on us. In addition, if the vaccines are not as effective as expected, including against new variants of COVID-19, our business, results of operations, financial condition and liquidity could be adversely affected.

Due to the evolving and disruptive nature of the COVID-19 pandemic, we could experience other potential impacts as a result of COVID-19, including, but not limited to, potential impairment charges to the carrying amounts of goodwill, deferred tax assets, increased reserves to levels that are difficult to accurately estimate and increased morbidity and mortality expectations from longer term consequences of COVID-19 infections. Further, new and potentially unforeseen risks beyond those described above and in other Risk Factors herein may arise as a result of the pandemic and the actions taken by governmental and regulatory authorities to mitigate its impact.

See also Reserves and Exposures – “Reinsurance may be unavailable or too expensive relative to its benefit, and may not be adequate to protect us against losses” and “Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events” below.

Deterioration of economic conditions, geopolitical tensions, changes in market conditions or weakening in global capital markets may materially affect our businesses, results of operations, financial condition and liquidity. Our businesses are highly dependent on global economic and market conditions. Weaknesses in economic conditions and the capital markets or market volatility have in the past led, and may in the future lead to, among other consequences, a poor operating environment, erosion of consumer and investor confidence, reduced business volumes, deteriorating liquidity, declines in asset valuations and impacts on policyholder behavior that could influence reserve valuations. Key ways in which we have in the past been, and could in the future be, negatively affected by economic conditions include, but are not limited to: increases in policy withdrawals, surrenders and cancellations; write-offs of deferred policy acquisition costs; increases in liability for future policy benefits due to loss recognition on certain long-duration insurance and reinsurance contracts; reduced demand for products and services; increases in expenses associated with third-party reinsurance, or decreased ability to obtain reinsurance at acceptable terms; and increased likelihood of, or increased magnitude of, asset impairments caused by market fluctuations.

Adverse economic conditions may result from global economic and political developments, including plateauing business activity and inflationary pressures in developed economies, including the United States, civil unrest, geopolitical tensions, foreign investment restrictions, or military action and new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains. These and other market, economic, and political factors have and could continue to have an adverse effect on our businesses, results of operations, financial condition and liquidity in many ways, including (i) lower levels of consumer and commercial business activities that have decreased and may continue to decrease revenues and profitability and thus impair goodwill, deferred tax assets or other long-term assets, (ii) widening of credit spreads and higher than expected defaults that could reduce investment asset valuations, increase credit losses across numerous asset classes, and increase statutory capital requirements, (iii) increased market volatility and uncertainty that could decrease liquidity, increase borrowing costs and limit access to capital markets, (iv) the reduction of investment income generated by our investment portfolio, (v) disruption to our business operations in countries experiencing geopolitical tensions as well as increased costs associated with meeting customer needs in such regions, and (vi) impeding our ability to execute strategic transactions.

For information regarding the effects of the COVID-19 pandemic on the global economy, see Market Conditions – “COVID-19 has adversely affected, and is expected to continue to adversely affect, our global business, results of operations, financial condition and liquidity, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted” above.

Sustained low, declining or negative interest rates, or rapidly increasing interest rates, have materially and adversely affected and may continue to materially and adversely affect our profitability. Global interest rates have been at or near historic lows, even after an increase in interest rates during 2021. Changes in interest rates may be correlated with inflation trends, which would impact our loss trends. Sustained low interest rates have negatively affected and may continue to negatively affect the performance of our investments and reduce the level of investment income earned on our investment portfolios. We experience lower investment income as well as lower sales of new Life and Retirement insurance products and policies when a low or declining U.S. interest rate environment persists, and/or interest rates turn or, in certain circumstances remain negative across various global economies. For example, the current low interest rate environment has negatively affected sales of interest rate sensitive products in our industry and negatively impacted the profitability of our existing business as we reinvest cash flows from investments, including due to increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios. Due to practical and capital markets limitations, we have not been and may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities. Continued low levels of interest rates have and could continue to impair our ability to earn the returns assumed in the pricing and the reserving for our products at the time they were sold and issued.

28 AIG | 2021 Form 10-K

ITEM 1A | Risk Factors

In addition, fluctuations in interest rates may expose us to the risk of increases in certain statutory reserve requirements that are based on formulas or models that consider interest rates, which would reduce statutory capital, and increases in capital requirements and the amount of assets we must maintain to support statutory reserves, which would reduce surplus.

On the other hand, in periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to keep interest rate sensitive products competitive. Therefore, we may have to accept a lower investment spread and, thus, lower profitability, or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. These impacts may result in significant cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which could result in realized investment losses. An increase in interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that constitute a substantial portion of our investment portfolio. This in turn could adversely affect our ability to realize our deferred tax assets.

Reserves and Exposures

The amount and timing of insurance and reinsurance liability claims are difficult to predict and such claims may exceed the related liability for unpaid losses and loss adjustment expenses or future policy benefits, or the liabilities associated with certain guaranteed benefits and indexed features accounted for as embedded derivatives at fair value. We regularly review the adequacy of the established liability for unpaid losses and loss adjustment expenses and future policy benefits, as well as liabilities associated with certain guaranteed benefits and indexed features accounted for as embedded derivatives at fair value. We also conduct extensive analyses of our reserves and embedded derivatives during the year. Our liability for unpaid losses and loss adjustment expenses, future policy benefits and embedded derivatives, however, may develop adversely and materially impact our businesses, results of operations, financial condition and liquidity.

For General Insurance, estimation of ultimate net losses, loss expenses and the liability for unpaid losses and loss adjustment expenses is a complex process, particularly for both long-tail and medium-tail liability lines of business. These lines include, but are not limited to, excess casualty, workers’ compensation, general liability, commercial automobile liability, environmental and crisis management coverages, Financial Lines, insurance and risk management programs for large corporate customers and other customized structured insurance products, as well as excess and umbrella liability, errors and omissions, products liability, programs and specialty. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business involving recently introduced product lines. In these cases, there is less historical experience or knowledge and less data upon which the actuaries can rely. Estimating reserves is further complicated by unexpected claims or unintended coverages that emerge due to unexpected events, such as COVID-19. These emerging issues may increase the size or number of claims beyond our underwriting intent and may not become apparent for many years after a policy is issued.

While we use a number of analytical reserve development techniques to project future loss development, the liability for unpaid losses and loss adjustment expenses has been and may continue to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the liability for unpaid losses and loss adjustment expenses. These changes in loss cost trends or loss development factors could be due to changes in actual versus expected claims and losses, difficulties in predicting changes, such as changes in inflation, unemployment, or other social or economic factors affecting claims, including the effects of the COVID-19 pandemic, judicial and legislative actions, and changes in the tort environment. Any deviation in loss cost trends or in loss development factors might not be identified for an extended period of time after we record the initial loss reserve estimates for any accident year or number of years.

For Life and Retirement, establishment and ongoing calculations of future policy benefits and related reinsurance assets is a complex process, with significant judgmental inputs, assumptions and modeling techniques. The inputs and assumptions used in connection with calculations of reserves for future policy benefits are inherently uncertain. Experience may develop adversely such that additional reserves must be established or the value of embedded derivatives may increase. Adverse experience could arise out of a number of factors, including, but not limited to, severe short-term events, such as a pandemic or changes to policyholder behavior during stressed economic periods, or due to misestimation of long-term assumptions such as mortality, interest rates, credit spreads, equity market levels and volatility and persistency assumptions. Certain variables, such as policyholder behavior, are difficult to estimate and can have a significant impact on reserves and embedded derivatives. Life and Retirement reviews and updates actuarial assumptions at least annually, typically in the third quarter for reserves and embedded derivatives. Additionally, Life and Retirement regularly carries out loss recognition testing for GAAP reporting and cash flow testing for statutory reporting.

For additional information on reserve development, see Part II, Item 7. MD&A – Insurance Reserves.

For additional information on our loss reserves, see Part II, Item 7. MD&A – Critical Accounting Estimates – Loss Reserves and Note 12 to the Consolidated Financial Statements.

AIG | 2021 Form 10-K 29

ITEM 1A | Risk Factors

For additional information regarding these products, see Notes 4 and 13 to the Consolidated Financial Statements, Item 1. Business – Regulation, and Part II, Item 7. MD&A – Critical Accounting Estimates – Liabilities for Guaranteed Benefit Features of Variable Annuity, Fixed Annuity and Fixed Index Annuity Products.

Reinsurance may be unavailable or too expensive relative to its benefit, and may not be adequate to protect us against losses. Our subsidiaries are major purchasers of third-party reinsurance and we use reinsurance as part of our overall risk management strategy. Our reinsurance business also purchases retrocessional reinsurance, which allows a reinsurer to cede to another company all or part of the reinsurance obligations originally assumed by the reinsurer. While reinsurance does not discharge our subsidiaries from their obligation to pay claims for losses insured or reinsured under our policies, it does make the reinsurer liable to the subsidiaries for the reinsured portion of the risk. For this reason, reinsurance is an important tool to manage transaction and insurance line risk retention and to mitigate losses, including as a result of catastrophes. Market conditions beyond our control may impact the availability and cost of reinsurance or retrocessional reinsurance and could have a material adverse effect on our business, results of operations and financial condition. For example, reinsurance is typically more difficult or costly to obtain after a year or consecutive years with a large number of major catastrophes. We may, at certain times, be forced to incur additional costs for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms. In the latter case, we would have to accept an increase in exposure to risk, reduce the amount of business written by our subsidiaries or seek alternatives in line with our risk limits, or a combination thereof.

Additionally, we are exposed to credit risk with respect to our subsidiaries’ reinsurers to the extent the reinsurance receivable is not secured, or is inadequately secured, by collateral or does not benefit from other credit enhancements. We also bear the risk that a reinsurer is, or may be, unwilling to pay amounts we have recorded as reinsurance recoverables for any reason, including that (i) the terms of the reinsurance contract do not reflect the intent of the parties to the contract or there is a disagreement between the parties as to their intent, or (ii) the terms of the contract cannot be legally enforced. We also bear the risk that (i) the terms of the contract are interpreted by a court or arbitration panel differently than expected, (ii) the reinsurance transaction performs differently than we anticipated compared to the original structure, terms or conditions, or (iii) a change in laws and regulations, or in the interpretation of the laws and regulations, materially impacts a reinsurance transaction. The insolvency of one or more of our reinsurers, the inability or unwillingness of such reinsurers to make timely payments under the terms of our contracts or payments in an amount equal to our reinsurance recoverable, or the risk that the reinsurance transaction does not operate as intended, could have a material adverse effect on our results of operations and liquidity.

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

Our Life and Retirement companies also utilize intercompany reinsurance arrangements to provide capital benefits to their affiliated cedants. They have also begun and may continue to pursue reinsurance transactions and permitted practices to manage the capital impact of statutory reserve requirements under applicable reserving rules, including principle-based reserving (PBR). The application of actuarial guidelines and PBR involves numerous interpretations. If state insurance departments do not agree with our interpretations or if regulations change with respect to our ability to manage the capital impact of certain statutory reserve requirements, the statutory reserve requirements of our Life and Retirement companies could increase, or the ability of our Life and Retirement companies to take reserve credit for reinsurance transactions could be reduced or eliminated. Additionally, if the ratings of our Life and Retirement companies decline, we could incur higher costs to obtain reinsurance, each of which could adversely affect sales of our products and our financial condition or results of operations.

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

For additional information on our reinsurance recoverable, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Reinsurance Activities – Reinsurance Recoverable.

30 AIG | 2021 Form 10-K

ITEM 1A | Risk Factors

For information regarding the impact of the Majority Interest Fortitude sale on our reinsurance program, see Reserves and Exposures – “Following the Majority Interest Fortitude Sale, our largest reinsurance counterparty, Fortitude Re, is no longer controlled by us, and a failure by Fortitude Re to perform its obligations could have a material effect on our business, results of operations or liquidity and the accounting treatment of our reinsurance agreements with Fortitude Re could also lead to volatility in our net income” below.

For information regarding the effects of the COVID-19 pandemic on our reinsurance program, see Market Conditions – “COVID-19 has adversely affected, and is expected to continue to adversely affect, our global business, results of operations, financial condition and liquidity, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted” above.

Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events. Events such as hurricanes, windstorms, hailstorms, flooding, earthquakes, wildfires, solar storms, war or other military action, acts of terrorism, explosions and fires, cyber-crimes, product defects, pandemics and other highly contagious diseases, mass torts, civil unrest and other catastrophes have adversely affected our business in the past and could do so in the future. For example, we incurred pre-tax catastrophe losses of $1.4 billion in 2021, which included losses in our General Insurance business from flooding and rainstorms, windstorms and hailstorms and winter storms, and pre-tax catastrophe losses of $2.4 billion in 2020, which included losses in our General Insurance business from the COVID-19 pandemic, windstorms and hailstorms, hurricanes, wildfires and civil unrest.

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

Natural and man-made catastrophic events are generally unpredictable. Our exposure to catastrophe-related loss depends on various factors, including the frequency and severity of the catastrophes, the availability of reinsurance, the rate of inflation and the value and geographic or other concentrations of insured companies and individuals. Vendor models and proprietary assumptions and processes that we use to manage catastrophe exposure may prove to be ineffective due to incorrect assumptions or estimates. For example, modeling for terrorism, cyber events and pandemics is more difficult and may be less reliable.

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

For additional information on potential catastrophic events, including a sensitivity analysis of our exposure to certain catastrophes, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks.

For information regarding the effects of climate change on our business, see Reserves and Exposures – “Climate change may adversely affect our business and financial condition” below.

For information regarding the effects of the COVID-19 pandemic on our business, see Market Conditions – “COVID-19 has adversely affected, and is expected to continue to adversely affect, our global business, results of operations, financial condition and liquidity, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted” above.

Concentration of our insurance, reinsurance and other risk exposures may have adverse effects. We are exposed to risks as a result of concentrations in our insurance and reinsurance policies, investments, derivatives and other obligations that we undertake for customers and counterparties. We manage these risks related to concentration by monitoring the accumulation of our exposures to factors such as exposure type and size, industry, geographic region, counterparty and other factors. We also seek to use third-party reinsurance, hedging and other arrangements to limit or offset exposures that exceed our retention and risk appetite limits. In certain circumstances, however, these risk management arrangements may not be available on acceptable terms or may prove to be ineffective. Our risk exposures under insurance and reinsurance policies, derivatives and other obligations are, from time to time, compounded by risk exposure assumed in our investment business. Also, our exposure for certain single risk coverages and other

AIG | 2021 Form 10-K 31

ITEM 1A | Risk Factors

coverages may be so large that adverse experience compared to our expectations may have a material adverse effect on our consolidated results of operations or result in additional statutory capital requirements for our subsidiaries.

In addition, the separation of our Life and Retirement business, if completed, could increase the materiality of these potential concentrations in the remaining portfolio. For additional information on risks associated with the separation of the Life and Retirement business from AIG, see Business Operations – “No assurances can be given that the separation of our Life and Retirement business will occur or as to the specific terms or timing thereof. In addition, the separation could cause the emergence or exacerbate the effects of other risks to which AIG is exposed” below.

Also see Part II, Item 7. MD&A – Business Segment Operations – General Insurance – Business Strategy and – Outlook – Industry and Economic Factors, and Part II, Item 7. MD&A – Business Segment Operations – Life and Retirement – Business Strategy and – Outlook – Industry and Economic Factors.

Following the Majority Interest Fortitude Sale, our largest reinsurance counterparty, Fortitude Re, is no longer controlled by us, and a failure by Fortitude Re to perform its obligations could have a material effect on our business, results of operations or liquidity and the accounting treatment of our reinsurance agreements with Fortitude Re could also lead to volatility in our net income. As of June 2, 2020, we completed the Majority Interest Fortitude Sale (as defined in Item 7. Executive Summary – Sale of Fortitude Holdings), upon which Fortitude Group Holdings, LLC (Fortitude Holdings), the parent of Fortitude Re, became controlled 71.5% by affiliates of The Carlyle Group Inc. and 25% by affiliates of T&D Holdings, Inc., and our ownership interest in Fortitude Holdings was reduced to 3.5%. As of December 31, 2021, approximately $29.6 billion of reserves from AIG’s Life and Retirement Run-Off Lines and approximately $3.8 billion of reserves from AIG’s General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions. These reserve balances are fully collateralized pursuant to the terms of the reinsurance agreements. While we retained a seat on the board of managers of Fortitude Holdings, our ability to influence its operations going forward will be very limited. Our subsidiaries continue to remain primarily liable to policyholders under the business reinsured by Fortitude Re. As a result, if Fortitude Re is unable to successfully operate independently, or other issues arise that affect its financial condition or ability to satisfy or perform its obligations to our subsidiaries under the various reinsurance arrangements in force between Fortitude Re and such subsidiaries, we could experience a material adverse effect on our results of operations and liquidity to the extent the amount of collateral posted in respect of our reinsurance receivable is inadequate. Further, as is customary in similar reinsurance agreements, upon the occurrence of certain termination and recapture triggers on the part of Fortitude Re under the applicable reinsurance agreements, our subsidiaries may elect or may be required, to recapture the business ceded under such reinsurance agreements, which would result in a substantial increase to our net insurance liabilities and an increase in our solvency capital requirements. These termination and recapture triggers are standard termination and recapture events and include Fortitude Re becoming insolvent or being placed into liquidation, rehabilitation, conservatorship, supervision, receivership, bankruptcy or similar proceedings, certain regulatory ratios falling below certain thresholds, in the case of those reinsurance agreements made with Life and Retirement, Fortitude Re’s failure to perform under the reinsurance agreements, or its entry into certain transactions without receiving our consent. Additionally, beginning in June 2023, Fortitude Re will have certain rights to replace AIG Asset Management (U.S.), LLC (AMG) as investment manager with respect to the assets supporting the reinsurance and to direct our subsidiaries to appoint a replacement investment manager with respect to those assets, if such appointment is reasonably acceptable to our subsidiaries and subject to the satisfaction of certain other conditions. If Fortitude Re were to so direct our subsidiaries to appoint another investment manager to replace AMG as investment manager with respect to the assets supporting the reinsurance, it could disrupt our internal investment advisory capabilities and cause a reduction in management fees received by AMG, which could result in a material adverse effect on our business, results of operations and financial condition.

Furthermore, the reinsurance transactions between AIG and Fortitude Re are structured as modified coinsurance (modco) for the Life and Retirement Run-Off Lines and loss portfolio transfer arrangements with funds withheld for the General Insurance Run-Off Lines. In modco and funds withheld arrangements, the investments supporting the reinsurance agreements, and which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., AIG and its subsidiaries) thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, as AIG maintains ownership of these investments, AIG will maintain its existing accounting for these assets (e.g., the changes in fair value of available for sale securities will be recognized within other comprehensive income). As a result of the deconsolidation resulting from the Majority Interest Fortitude Sale, AIG has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements. The manner in which we account for these various reinsurance agreements has and will continue to lead to volatility in our GAAP net income.

32 AIG | 2021 Form 10-K

ITEM 1A | Risk Factors

For additional information on the sale of Fortitude Holdings see Part II, Item 7. MD&A – Consolidated Results of Operations.

For additional information on our exposure to credit risk of reinsurers, see Reserves and Exposures – “Reinsurance may be unavailable or too expensive relative to its benefit, and may not be adequate to protect us against losses” above.

Our subsidiaries may be required to accelerate the amortization of deferred policy acquisition costs (DAC) and record additional liabilities for future policy benefits due to interest rate fluctuations, increased lapses and surrenders, declining investment returns and other events. We incur significant costs in connection with acquiring new and renewal insurance business. DAC represents deferred costs that are incremental and directly related to the successful acquisition of new business or renewal of existing business. The recovery of these costs is generally dependent upon the future profitability of the related business, but DAC amortization varies based on the type of contract. For long-duration traditional business, DAC is generally amortized in proportion to premium revenue and varies with lapse experience. Actual lapses in excess of expectations can result in an acceleration of DAC amortization, and therefore, adversely impact our pre-tax income.

DAC for investment-oriented products is generally amortized in proportion to actual and estimated gross profits. Estimated gross profits are affected by a number of factors, including levels of current and expected interest rates, net investment income and credit spreads, net realized gains and losses, fees, surrender rates, mortality experience, policyholder behavior experience and equity market returns and volatility. If actual and/or future estimated gross profits are less than originally expected, then the amortization of these costs would be accelerated in the period this is determined and would result in a charge to income. For example, if interest rates rise rapidly and significantly, customers with policies that have interest crediting rates below the current market may seek competing products with higher returns and we may experience an increase in surrenders and withdrawals of life and annuity contracts, and thereby a strain on cash flow. Additionally, this would also result in a decrease in expected future profitability and an acceleration of the amortization of DAC, and therefore lower than expected pre-tax income earned during the then current period.

We also periodically review products for potential loss recognition events, principally insurance-oriented products. This review involves estimating the future profitability of in-force business and requires significant management judgment about assumptions including, but not limited to, mortality, morbidity, persistency, maintenance expenses and investment returns, including net realized gains (losses). If actual experience or revised future expectations result in projected future losses, we may be required to amortize any remaining DAC and record additional liabilities through a charge to policyholder benefits and losses occurred in the then current period, which could negatively affect our business, results of operations, financial condition and liquidity.

For additional information on DAC and future policy benefits, see Part II, Item 7. MD&A – Critical Accounting Estimates and Notes 8 and 12 to the Consolidated Financial Statements.

For additional information on changes to accounting standards for long-duration insurance contracts, see Estimates and Assumptions – “Changes in accounting principles and financial reporting requirements will impact our consolidated results of operations and financial condition.”

Losses due to nonperformance or defaults by counterparties may materially and adversely affect the value of our investments, our profitability and sources of liquidity. We are exposed to credit risk arising from exposures to various counterparties related to investments, derivatives, premiums receivable, certain General Insurance businesses and reinsurance recoverables. These counterparties include, but are not limited to, issuers of fixed income and equity securities we hold, borrowers of loans we hold, customers, plan sponsors, trading counterparties, counterparties under swaps and other derivatives instruments, reinsurers, corporate and governmental entities whose payments or performance we insure, joint venture partners, clearing agents, exchanges, clearing houses, custodians, brokers and dealers, commercial banks, investment banks, intra-group counterparties with respect to derivatives and other third parties, financial intermediaries and institutions and guarantors. These counterparties may default on their obligations to us due to bankruptcy, insolvency, receivership, financial distress, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention and other reasons. In addition, for exchange-traded derivatives, such as futures, options as well as "cleared" over-the-counter derivatives, we are generally exposed to the credit risk of the relevant central counterparty clearing house and futures commission merchants through which we clear derivatives. Defaults by these counterparties on their obligations to us could have a material adverse effect on the value of our investments, business, financial condition, results of operations and liquidity.

An insolvency of, or the appointment of a receiver to rehabilitate or liquidate, a significant competitor could negatively impact our business if such appointment were to impact consumer confidence in our products and services. Additionally, if the underlying assets supporting the structured securities we invest in are expected to default or actually default on their payment obligations, our securities may incur losses.

In addition, our exposure to credit risk may be exacerbated in periods of market or credit stress, as derivative counterparties take a more conservative view of their acceptable credit exposure to us, resulting in reduced capacity to execute derivative-based hedges.

AIG | 2021 Form 10-K 33

ITEM 1A | Risk Factors

Climate change may adversely affect our business and financial condition. AIG supports the scientific consensus that climate change is a reality of increasing global concern. Climate change, indicated by higher concentrations of greenhouse gases, a warming atmosphere and ocean, wildfires, diminished snow and ice, and a rise in sea levels, appears to have contributed to an increase in the frequency and severity of natural disasters and the creation of uncertainty as to future trends and exposures. As such, climate change presents significant financial implications for the insurance industry in areas such as underwriting, claims and investments, as well as risk capacity, financial reserving and operations.

Climate change presents challenges to our ability to effectively underwrite, model and price catastrophe risk particularly if the frequency and severity of catastrophic events such as pandemics, hurricanes, tornadoes, floods, wildfires and windstorms and other natural disasters continue to increase. For example, losses resulting from actual policy experience may be adverse as compared to the assumptions made in product pricing as well as mortality assumptions and our ability to mitigate our exposure may be reduced.

Climate change-related risks may also adversely impact the value of the securities that we hold or lead to credit risk of other counterparties we transact business with, including reinsurers. Our reputation or corporate brand could also be negatively impacted as a result of changing customer or societal perceptions of organizations that we either insure or invest in due to their actions (or lack thereof) with respect to climate change. Any policies adopted by investors to address changing societal perceptions on climate change, could result in increased compliance cost to our businesses and changes to our corporate governance and risk management practices, and may affect the type of assets we hold in our investment portfolio.

In addition, regulators have imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate change-related risks. For example, on November 15, 2021, the NYDFS issued final guidance on how New York insurers are expected to analyze and manage the risks posed by climate change, including by integrating the consideration of climate risks into the insurer’s governance structure, considering the current and forward-looking impact of climate-related factors on the insurer’s business environment and incorporating climate risks into the insurer’s existing financial risk management. The NYDFS expects New York insurers to implement its guidance relating to board governance and to have specific plans in place to implement the guidance relating to organizational structure by August 15, 2022. Additional actions by foreign governments, regulators and international standard setters could result in substantial additional regulation to which we may be subject. It is also possible that the laws and regulations adopted in foreign jurisdictions regarding climate change-related risks will differ from one another, and that they could be inconsistent with the laws and regulations of other jurisdictions in which we operate, including the United States.

Additionally, litigation related to climate change has increased in recent years. Many lawsuits center on enforcement or interpretation of environmental laws and regulations, often seeking to use litigation as a tool to influence governmental and corporate climate policies. Other cases seek damages for contribution to climate change or for insufficient disclosure around material financial risks. Increased litigation of this nature could trigger losses under liability policies, such as directors’ and officers’ insurance policies, increase our liabilities and affect the viability of certain of our business lines.

In addition, severe weather and other effects of climate change result in more frequent and more severe damages, leading to lawsuits. Wildfires in the western U.S., resulting in significant litigation liability for utility companies, are an example of this. Indirect climate change effects are also seen in litigation over flooding, mudslides and other severe weather that results in injury or damage, as well as in construction defect litigation, chemical release lawsuits, and workers’ compensation claims. Litigation related to climate change may, through increased claims from our customers and adverse impacts to the value of the securities that we hold adversely impact our business and results of operations.

We also have faced and may continue to face business continuity risk as a result of climate change-related incidents that may disrupt business operations, including extreme weather events. We cannot predict the long-term impacts of climate change on our business and results of operations.

For information regarding risks associated with other catastrophic events, see Reserves and Exposures – “Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events” above.

INVESTMENT PORTFOLIO AND CONCENTRATION OF INVESTMENTS

Our investment portfolio is concentrated in certain segments of the economy, and the performance and value of our investment portfolio are subject to a number of risks and uncertainties, including changes in interest rates and credit spreads. In addition, a significant portion of our investment portfolio is now managed by Blackstone, which makes its performance and value subject to Blackstone’s ability to successfully manage it. Our results of operations and financial condition have in the past been, and may in the future be, adversely affected by the degree of concentration in our investment portfolio. For example, we have significant holdings of real estate and real estate-related investments, including residential mortgage-backed, commercial mortgage-backed and other asset-backed securities and residential and commercial mortgage loans. We also have significant exposures to financial institutions and, in particular, to money center banks and global banks, certain industries, such as energy and utilities, the U.S. federal, state and local government issuers and authorities, and global financial institutions,

34 AIG | 2021 Form 10-K

ITEM 1A | Risk Factors

governments and corporations. Events or developments that have a negative effect on any particular industry, asset class, group of related industries or geographic region may adversely affect the valuation of our investments to the extent they are concentrated in such segments. Our ability to sell assets in such segments may be limited.

Our investments are also subject to market risks and uncertainties, including, in addition to interest rate risk, changes in the level of credit spreads, currency rates, and commodity and equity prices, each of which has affected and will continue to affect the value of investments in our investment portfolio as well as the performance of, and returns generated by, such investments. The discontinuation of actions taken by legislators and monetary authorities in advance of substantial economic recovery could adversely impact the performance of our investment portfolio. For information regarding risks associated with interest rate volatility, see Market Conditions – “Sustained low, declining or negative interest rates, or rapidly increasing interest rates, have materially and adversely affected and may continue to materially and adversely affect our profitability” above.

Furthermore, our alternative investment portfolio, which is subject to volatility in equity markets, includes investments for which changes in fair value are reported through pre-tax income. An economic downturn or decline in the capital markets may have a material adverse effect on our investment income, including as a result of decreases in the fair value of alternative investments.

In addition, in connection with its acquisition of a 9.9 percent equity stake in SAFG Retirement Services, Inc. (SAFG), AIG entered into a long-term asset management relationship with Blackstone, pursuant to which Blackstone is managing an initial $50 billion of Life and Retirement’s existing investment portfolio, with that amount increasing by increments of $8.5 billion per year for the next five years beginning in the fourth quarter of 2022, for an aggregate of $92.5 billion. As part of this arrangement, Blackstone is serving as the exclusive external investment manager for certain asset classes, which is expected to lead to an increase in investment management fees payable by us as compared to expenses we have historically incurred for similar services. Also, the exclusivity provisions and termination provisions may prevent our subsidiaries from retaining other external investment managers with respect to the subject asset classes who may produce better returns on investments than Blackstone. Furthermore, Blackstone’s ability to allocate and invest our assets across a range of suitable investment opportunities may be limited in certain circumstances due to compliance with the asset management agreements (including the investment and allocation guidelines thereunder). If Blackstone is unable to effectively manage our portfolio, the concentration of assets in our portfolio that are managed by Blackstone could adversely affect our business, results of operations, financial condition and liquidity.

Our valuation of investments and derivatives involves the application of methodologies and assumptions to derive estimates, which may differ from actual experience and could result in changes to investment valuations that may materially adversely affect our business, results of operations, financial condition and liquidity or lead to volatility in our net income. During periods of market disruption, it has been and may continue to be difficult to value certain of our investments or derivatives if trading becomes less frequent and/or market data becomes less observable. There may be cases where certain assets in normally active markets with significant observable data become inactive with insufficient observable data due to the financial environment or market conditions in effect at that time. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. These values may not be realized in a market transaction, may not reflect the value of the asset and may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value and/or an inability to realize that value in a market transaction or other disposition may have a material adverse effect on our business, results of operations, financial condition and liquidity.

For information regarding volatility in accounting as it relates to Fortitude Re, see Reserves and Exposures – “Following the Majority Interest Fortitude Sale, our largest reinsurance counterparty, Fortitude Re, is no longer controlled by us, and a failure by Fortitude Re to perform its obligations could have a material effect on our business, results of operations or liquidity and the accounting treatment of our reinsurance agreements with Fortitude Re could also lead to volatility in our net income” above.

LIQUIDITY, CAPITAL AND CREDIT

AIG Parent’s ability to access funds from our subsidiaries is limited, and our sources of liquidity may be insufficient to meet our needs, including providing capital that may be required by our subsidiaries. As a holding company, AIG Parent depends on dividends, distributions and other payments from its subsidiaries to fund dividends on AIG Common Stock and Series A Preferred Stock, to fund repurchases of AIG Common Stock and debt obligations and to make payments due on its obligations, including its outstanding debt and tax obligations. The majority of our investments are held by our regulated subsidiaries. Any inability by our subsidiaries to make payments, dividends or other distributions in an amount sufficient to enable AIG Parent to meet its cash requirements could have an adverse effect on our operations, and on our ability to pay dividends, repurchase AIG Common Stock and debt obligations, meet our debt service obligations, pay our operating expenses and meet capital and liquidity needs of our other subsidiaries.

AIG | 2021 Form 10-K 35

ITEM 1A | Risk Factors

The ability of our subsidiaries to pay dividends or other distributions to us in the future will depend on their earnings, tax considerations, covenants contained in any financing or other agreements, applicable regulatory restrictions and rating agency requirements. In addition, such payments could be limited as a result of claims against our subsidiaries by their creditors, including suppliers, vendors, lessors and employees. In addition, our insurance subsidiaries are limited in their ability to make dividend payments or other distributions to AIG Parent in the future because of the need to support their own capital levels or because of regulatory limits and restrictions. Such restrictions are based in part on the prior year’s statutory income, capital and surplus, and unassigned funds (surplus) and require our insurance subsidiaries to hold a specific amount of minimum reserves in order to meet future obligations on their outstanding policies. Changes in, or reinterpretations of, these regulatory standards could constrain the ability of our subsidiaries to pay dividends or to advance or repay funds in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses.

Our decision to pursue strategic changes or transactions in our business and operations may also subject our subsidiaries’ dividend plans to heightened regulatory scrutiny and could make obtaining regulatory approvals for extraordinary distributions by our subsidiaries, if required, more difficult. We are also subject to certain other restrictions on our capital from time to time.

Certain of our subsidiaries, for example, need sufficient liquidity in order to maintain regulatory capital ratios, comply with rating agency requirements, meet unexpected cash flow obligations, satisfy capital maintenance and guarantee agreements and collateralize debt. If our liquidity is insufficient to meet our needs, we may need to have recourse to third-party financing, external capital markets or other sources of liquidity, which may not be available or could be expensive. The availability and cost of any additional financing at any given time depends on a variety of factors, including general market conditions, the volume of trading activities, the overall availability of credit, regulatory actions and our credit ratings and credit capacity. It is also possible that, as a result of such recourse to external financing, customers, lenders or investors could develop a negative perception of our long- or short-term financial prospects. Disruptions, volatility and uncertainty in the financial markets, and downgrades in our financial strength or credit ratings, may limit our ability to access external capital markets at times and on terms favorable to us to meet our capital and liquidity needs or restrict our access to the external capital markets or other financing sources. If AIG Parent is unable to satisfy a capital need of a subsidiary, the credit rating agencies could downgrade the subsidiary’s financial strength ratings or the subsidiary could become insolvent or, in certain cases, could be seized by its regulator.

In the ordinary course of our business, we are required to post collateral for our insurance company subsidiaries from time to time. If our reinsurance liabilities increase, we may be required to post additional collateral for insurance company clients that we reinsure. In addition, we may be required to post additional collateral due to regulatory changes from time to time. The need to post this additional collateral, if significant enough, may require us to sell investments at a loss in order to provide securities of suitable credit quality or otherwise secure adequate capital at an unattractive cost. This could adversely impact our business, financial condition, results of operations and cash flows.

For additional information on our liquidity, see Part II, Item 7. MD&A – Liquidity and Capital Resources.

For additional information on rating agency requirements, see Liquidity, Capital and Credit – “A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, results of operations, financial condition and liquidity” below.

We may not be able to generate cash to meet our needs due to the illiquidity of some of our investments. We and our subsidiaries have a diversified investment portfolio. However, economic conditions as well as adverse capital market conditions, including a lack of buyers, the inability of potential buyers to obtain financing on reasonable terms, volatility, credit spread changes, interest rate changes, foreign currency exchange rates and/or declines in collateral values have in the past impacted, and may in the future impact, the liquidity and value of our investments.

We have investments in certain securities, including certain fixed income structured and privately placed securities as well as investments in private equity funds and hedge funds, mortgage loans, finance receivables and real estate that are less liquid than other types of securities. Collectively, investments in these assets had a carrying value of $62 billion at December 31, 2021. If it became necessary to sell such assets in a stressed market environment, the prices achieved in any sale of such securities may be lower than their carrying value, which could cause a material adverse effect on our business, financial condition, results of operations and cash flows. Adverse changes in the valuation of real estate and real estate-linked assets, deterioration of capital markets and widening credit spreads have in the past, and may in the future, materially adversely affect the liquidity and the value of our investment portfolios, including our residential and commercial mortgage related securities portfolios.

In the event additional liquidity is required by one or more of our companies, it may be difficult for us to generate additional liquidity by selling, pledging or otherwise monetizing these or other of our investments at reasonable prices and time frames.

36 AIG | 2021 Form 10-K

ITEM 1A | Risk Factors

A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, results of operations, financial condition and liquidity. Insurer Financial Strength (IFS) ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. IFS ratings measure an insurance or reinsurance company’s ability to meet its obligations to contract holders and policyholders.

Credit rating agencies estimate a company’s ability to meet its ongoing financial obligations and high IFS and credit ratings help maintain public confidence in a company’s products, facilitate marketing of products and enhance a company’s competitive position. Downgrades of the IFS ratings of our insurance or reinsurance companies could prevent these companies from selling, or make it more difficult for them to succeed in selling, products and services, make it more difficult for them to obtain new reinsurance or obtain it on reasonable pricing terms or result in increased policy cancellations, lapses and surrenders, termination of, or increased collateral posting obligations under, assumed reinsurance contracts, or return of premiums. Under credit rating agency policies concerning the relationship between parent and subsidiary ratings, a downgrade in AIG Parent’s credit ratings could result in a downgrade of the IFS ratings of our insurance or reinsurance subsidiaries. Similarly, under credit rating agency policies, a downgrade of the IFS ratings of our insurance and reinsurance subsidiaries could also result in a downgrade in AIG Parent’s credit ratings.

In addition, a downgrade of our long-term debt ratings by one or more of the major rating agencies could potentially increase our financing costs and limit the availability of financing. A downgrade would also require us to post additional collateral payments related to derivative transactions to which we are a party, and could permit the termination of these derivative transactions. Additionally, a downgrade in our IFS or credit ratings could cause counterparties to limit or reduce their exposure to us and thus reduce our ability to manage our market risk exposures effectively during times of market stress. This could adversely affect our business, our consolidated results of operations in a reporting period and/or our liquidity.

In response to the announcement by AIG in October 2020 of its intention to separate the Life and Retirement business from AIG, Fitch placed the credit ratings of AIG on “Rating Watch Negative,” Moody’s placed the debt ratings of AIG on review for downgrade and S&P placed the credit ratings of AIG and the financial strength ratings of most of the General Insurance subsidiaries on CreditWatch with negative implications. Moody’s and Fitch affirmed the financial strength ratings and outlooks on our insurance subsidiaries. In connection with the announcement by AIG in July 2021 that it reached a definitive agreement with Blackstone to acquire a 9.9 percent equity stake in our Life and Retirement business, Moody’s lowered its debt ratings of AIG to Baa2 from Baa1 and assigned a stable outlook. Moody’s also revised the outlook on the A2 financial strength ratings of our Life and Retirement subsidiaries to negative from stable. A further downgrade in the credit and debt ratings of AIG could negatively impact our business, results of operations, financial condition and liquidity.

For additional information on rating agency actions in response to AIG’s announced intention to separate its Life and Retirement business from AIG, see Part II, Item 7. MD&A – Liquidity and Capital Resources –Rating Agency Actions Related to the Announced Separation of Life and Retirement.

Changes in the method for determining LIBOR and the continuing phase out of LIBOR and uncertainty related to LIBOR replacement rates may affect our business, results of operations, financial condition and liquidity. We have significant assets, liabilities and obligations with interest rates tied to the London Interbank Offered Rate (LIBOR) for U.S. dollars and other currencies. Starting January 1, 2022, all LIBOR settings either ceased to be provided by any administrator, or are no longer representative for all non-U.S. dollar LIBOR settings and one-week and two-month U.S. dollar (USD) LIBOR settings, and we expect the same will occur immediately after June 30, 2023 for the remaining USD LIBOR settings, absent subsequent action by the relevant authorities. In addition, while GBP and JPY LIBOR is currently being reported on a synthetic basis for certain tenors, there can be no assurance that such non-USD synthetic LIBOR or USD LIBOR will remain available in the future.

Significant recommendations as to alternative rates and as to protocols have been advanced, and continue to be advanced, by various regulators and market participants, including the Alternative Reference Rates Committee of the United States Federal Reserve (ARRC), the International Swaps and Derivatives Association (ISDA), the UK FCA and the U.S. Congress, and legislative action by the State of New York, but there can be no assurance that the various recommendations or legislative action will be effective at preventing or mitigating disruption as a result of the transition. In particular, for U.S. dollar LIBOR, the ARRC has selected the Secured Overnight Financing Rate (SOFR) as its preferred replacement benchmark and has formally recommended, in limited cases, a term rate based on SOFR; both ARRC and ISDA have taken significant steps toward implementing various fallback provisions and protocols; and for British pound sterling, relevant authorities have promoted use of Sterling Overnight Index Average (SONIA) as a replacement for LIBOR. However, the market transition away from LIBOR to alternative reference rates, including SOFR or SONIA, is complex and could result in disruptions, among other things, due to differences between LIBOR (an unsecured forward-looking term rate) and alternative rates that are based on historical measures of overnight secured rates; due to failure of market participants to fully accept such alternative rates; or due to difficulties in amending legacy LIBOR contracts or implementing processes for determining new alternative rates.

AIG | 2021 Form 10-K 37

ITEM 1A | Risk Factors

The consequences of LIBOR reform could adversely affect the market for LIBOR-based securities, the payment obligations under our existing LIBOR-based liabilities and our ability to issue funding agreements bearing a floating rate of interest, as well as the value of financial and insurance products tied to LIBOR, investment portfolio or the substantial amount of derivatives contracts we use to hedge our assets, insurance and other liabilities.

Our actions taken to address the transition from LIBOR for U.S. dollar and other currencies and to mitigate potential risks include, among other things, ensuring new legal contracts, existing legal contracts if necessary and our asset and debt issuances include appropriate LIBOR fallback provisions and identifying fallback provisions in existing contracts and investments which mature after the relevant LIBOR phase-out date; updating valuation and actuarial models that utilize LIBOR; determining the impact of new accounting and tax requirements; adjusting applicable technology applications to be able to support both LIBOR and new alternative rates; and executing and monitoring trades (including test transactions) for derivatives, assets and debt issuances utilizing the new alternative reference rates. We cannot, however, be certain that these measures will effectively mitigate potential risks related to the transition from LIBOR. In addition, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms could materially and adversely affect our business, results of operations, financial condition and liquidity.

Business and operations

No assurances can be given that the separation of our Life and Retirement business will occur or as to the specific terms or timing thereof. In addition, the separation could cause the emergence or exacerbate the effects of other risks to which AIG is exposed. On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. On November 2, 2021, Blackstone acquired a 9.9 percent equity stake in SAFG, which is the holding company for AIG’s Life and Retirement business, for $2.2 billion in an all cash transaction, subject to adjustment if the final pro forma adjusted book value is greater or lesser than the target pro forma adjusted book value. Similar to other business dispositions, the separation involves a number of risks, including (i) unanticipated developments that may delay, prevent or otherwise adversely affect our ability to effect a separation; (ii) significant costs and disruption or distraction of management from AIG’s other business operations, whether or not a separation is completed; (iii) satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, and receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the Securities and Exchange Commission; (iv) other regulatory requirements that could impact our operations or capital requirements or delay or impede completion of a separation; (v) rating agency actions; (vi) unforeseen losses, liabilities or asset impairment arising from the structure of any definitive separation transaction; and (vii) if we are successful in separating the business, increased concentration of our business operations. Further, a valuation allowance may need to be established in the reporting period in which tax deconsolidation occurs with respect to certain tax loss and credit carryforwards to the extent the deconsolidation of the Life and Retirement entities from the AIG consolidated federal income tax group affects our ability to utilize such tax attributes. While we currently believe that, following the sale of 9.9 percent equity stake in SAFG to Blackstone, an initial public offering is the next step in the separation of the Life and Retirement business from AIG, no assurance can be given regarding the form that future separation transactions may take or the specific terms or timing thereof, or that a separation will in fact occur.

In addition, the separation of our Life and Retirement business, if completed, could cause the emergence or exacerbate the effects of many of the other risks noted herein, including: (i) the risk of indemnity claims that could be made against us in connection with divested businesses; (ii) our ability to utilize certain tax loss and credit carryforwards to offset future taxable income going forward; (iii) competition for employees and managing retention of key employees; (iv) maintaining relationships with certain key distributors; (v) concentration of our insurance and other risk exposures; and (vi) increased exposure to certain risks related to deriving revenue from non-U.S. sources. A significant delay in the consummation of the separation could also exacerbate these risks.

For information regarding risks associated with rating agency actions, see Liquidity, Capital and Credit – “A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, results of operations, financial condition and liquidity” above. In addition, see Part II, Item 7. MD&A – Liquidity and Capital Resources – Rating Agency Actions Related to the Announced Separation of Life and Retirement; see also “Business or asset acquisitions and dispositions may expose us to certain risks” below.

Failure to effectively execute on AIG 200 could result in costs that are greater than expected, savings that are less than expected and disruption to our businesses that could have a material effect on our operations or financial condition. In 2019, we announced AIG 200, our global, multi-year and enterprise-wide program involving transformational change across the Company. AIG 200 is comprised of ten operational programs mapped against four core objectives that are complex and require significant investment and resource prioritization. While we are already two years into a three-year program and have delivered on multiple milestones, we still may not fully achieve some or all of the expected benefits from these operational programs, and the work we are undertaking could result in disruption to our businesses and loss of talent. Other risks associated with AIG 200 include delays

38 AIG | 2021 Form 10-K

ITEM 1A | Risk Factors

in execution across the programs, particularly with respect to implementation of technology platforms, lack of sufficient resources to execute on a timely basis, inefficiencies stemming from changes that may be required to programs or sequencing, failure to meet operational and financial targets due to additional priorities or other factors, and the inability to secure regulatory approvals, if and when needed. These risks may impair our ability to achieve anticipated improvements in our businesses or may otherwise harm our operations which could materially and adversely affect our businesses, financial condition and cash flow.

Pricing for our products is subject to our ability to adequately assess risks and estimate related losses. We seek to price our insurance and reinsurance products such that premiums, policy fees and other charges and future net investment income earned on revenues received will result in an acceptable profit in excess of expected claims, assumed expenses and the cost of capital. Our business is dependent on our ability to price our products effectively and charge appropriate premiums. Pricing adequacy depends on a number of factors and assumptions, including proper evaluation of insurance risks, our expense levels, expected net investment income to be realized, our response to rate actions taken by competitors, legal and regulatory developments and the ability to obtain regulatory approval for rate changes. For example, some of our life insurance policies and annuity contracts provide management the right to adjust certain nonguaranteed charges or benefits and interest crediting rates if necessary; however, this right is limited and may be subject to guaranteed minimums or maximums, and the exercise of these rights could result in reputational and/or litigation risk. Management establishes target returns for each product based upon the factors described above, certain underwriting assumptions and capital requirements, including statutory, GAAP and economic capital models. We monitor and manage pricing and sales to achieve target returns on new business, but we may not be able to achieve those returns due to the factors discussed above. Inadequate pricing and the difference between estimated results of the above factors compared to actual results could have a material adverse effect on the profitability of our operations and our financial condition.

Guarantees within certain of our products may increase the volatility of our results. Certain of our annuity and life insurance products include features that guarantee a certain level of benefits, including guaranteed minimum death benefits, guaranteed living benefits, and products with guaranteed interest crediting rates, including crediting rate guarantees tied to the performance of various market indices. Many of these features are accounted for at fair value as embedded derivatives under GAAP, and they have significant exposure to capital markets and insurance risks. An increase in valuation of liabilities associated with the guaranteed features results in a decrease in our profitability and depending on the magnitude of any such increase, could materially and adversely affect our financial condition, including our capitalization, as well as our financial strength ratings.

We employ a capital markets hedging strategy to partially offset the economic impacts of movements in equity, interest rate and credit markets, however, our hedging strategy may not effectively offset movements in our GAAP and statutory surplus and may otherwise be insufficient in relation to our obligations. Furthermore, we are subject to the risk that changes in policyholder behavior or actual levels of mortality/longevity as compared to assumptions in pricing, combined with adverse market events, could produce losses not addressed by the risk management techniques employed. These factors, individually or collectively, may have a material adverse effect on our business, financial condition, results of operations or liquidity including our ability to receive dividends from our operating companies.

For information regarding market risk management related to these product features see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Index Annuity and Universal Risk Management and Hedging Programs.

Differences between the change in fair value of the GAAP embedded derivatives, as well as associated statutory and tax liabilities, and the value of the related hedging portfolio may occur and can be caused by movements in the level of equity, interest rate and credit markets, market volatility, policyholder behavior and mortality/longevity rates that differ from our assumptions and our inability to purchase hedging instruments at prices consistent with the desired risk and return trade-off. The occurrence of one or more of these events has in the past resulted in, and could in the future result in, an increase in the fair value of liabilities associated with the guaranteed benefits or decline in the value of our hedges, or a decline in the value of our hedges without an offsetting decline in our liabilities, thus reducing our pre-tax net income and shareholders’ equity.

While we believe that our actions have reduced the risks related to guaranteed benefits and guaranteed interest crediting, our risk exposures are not fully, and may not be effectively, hedged.

For additional information on these products see Notes 4 and 13 to the Consolidated Financial Statements, Item 1. Business – Regulation and Part II, Item 7. MD&A – Critical Accounting Estimates – Liabilities for Guaranteed Benefit Features of Variable Annuity, Fixed Annuity and Fixed Index Annuity Products.

AIG | 2021 Form 10-K 39

ITEM 1A | Risk Factors

Our foreign operations expose us to risks that may affect our operations. We provide insurance, reinsurance, investment and other financial products and services to both businesses and individuals in approximately 70 countries and jurisdictions. A substantial portion of our business is conducted outside the United States, and we intend to continue to grow our business in strategic markets. Operations outside the United States have in the past been, and may in the future be, affected by regional economic downturns, changes in foreign currency exchange rates, political events or upheaval, sanctions policies, nationalization and other restrictive government or regulatory actions, which could also affect our other operations.

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

In addition, AIG Parent and its subsidiaries are subject to various extraterritorial laws and regulations, including such laws adopted by the United States that affect how we do business around the world. These laws and regulations may conflict and we may incur penalties and/or reputational harm if we fail to adhere to them. For example, increased international data localization and cross-border data transfer regulatory restrictions and anti-sanctions laws may affect how we do business around the world and may cause us to incur penalties and/or suffer reputational harm.

Our restructuring initiatives may not yield our expected reductions in expenses and improvements in operational and organizational efficiency. Outside of our AIG 200 transformational program and announced plan to separate the Life and Retirement business, we continue to undertake certain restructuring initiatives in the ordinary course of business. We may not be able to fully realize the anticipated expense reductions and operational and organizational efficiency improvements because the actual costs to implement these initiatives may exceed our estimates or we may be unable to fully implement and execute these initiatives as planned. Our businesses and results of operations may be negatively impacted if we are unable to realize these anticipated expense reductions and efficiency improvements or if implementing these initiatives harms our relationships with customers or employees or our competitive position. The successful implementation of these initiatives may continue to require us to effect workforce reductions, business rationalizations, systems enhancements, business process outsourcing, business and asset dispositions and acquisitions and other actions, which depend on a number of factors, some of which are beyond our control.

We may experience difficulty in marketing and distributing products through our current and future distribution channels and the use of third parties may result in additional liabilities. Although we distribute our products through a wide variety of distribution channels, we maintain relationships with certain key distributors. Distributors have in the past, and may in the future, elect to renegotiate the terms of existing relationships, limit the products they sell, including the types of products offered by us, or otherwise reduce or terminate their distribution relationships with us, with or without cause. This could be due to various reasons, such as industry consolidation of distributors or other industry changes that increase the competition for access to distributors, developments in laws or regulations that affect our business or industry, including the marketing and sale of our products and services, adverse developments in our business, strategic decisions that impact our business, adverse rating agency actions or concerns about market-related risks. An interruption or reduction in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our businesses, operating results and financial condition.

Alternatively, renegotiated terms may not be attractive or acceptable to distributors, or we may terminate one or more distribution agreements due to, for example, a loss of confidence in, or a change in control of, one of the third-party distributors. An interruption or reduction in certain key relationships could materially affect our ability to market our products and could materially and adversely affect our business, results of operations, financial condition and liquidity.

In addition, we can, in certain circumstances, be held responsible for the actions of our distributors, including broker-dealers, registered representatives, insurance agents and agencies, marketing organizations, and their respective employees, agents and representatives, in connection with the marketing and sale of our products by such parties and persons in a manner that is deemed not compliant with applicable laws and regulations. This is particularly acute with respect to unaffiliated distributors where we may not be able to directly monitor or control the manner in which our products are sold through third-party firms despite our training and compliance programs. Further, misconduct by employees, agents and representatives of our broker-dealer subsidiaries in the sale of our products could also result in violations of law by us or our subsidiaries, regulatory sanctions and serious reputational or financial harm. The precautions we take to prevent and detect the foregoing activities may not be effective. If our products are distributed to customers for whom they are unsuitable or distributed in a manner deemed inappropriate, we could suffer reputational and/or other financial harm to our business.

For information regarding suitability standards, see Item 1. Business – Regulation – U.S. Regulation.

40 AIG | 2021 Form 10-K

ITEM 1A | Risk Factors

We are exposed to certain risks if we are unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data, which could compromise our ability to conduct business and adversely affect our consolidated business, results of operations, financial condition and liquidity. We use information technology systems, infrastructure and networks and other operational systems to store, retrieve, evaluate and use customer, employee, and company data and information. Our business is highly dependent on our ability to access these systems and networks to perform necessary business functions. In the event of a natural disaster, a computer virus, unauthorized access, a terrorist attack, cyberattack or other disruption inside or outside the U.S., our systems may be inaccessible to our employees, customers or business partners for an extended period of time, and we may be unable to meet our business obligations for an extended period of time if our data or systems are disabled, manipulated, destroyed or otherwise compromised. Additionally, some of our systems and networks are older, legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade. Supply chain disruptions or delays could prevent us from maintaining and implementing changes, updates and upgrades to our systems and networks in a timely manner or at all. System and network failures or outages could compromise our ability to perform business functions in a timely manner, which could harm our ability to conduct business, hurt our relationships with our business partners and customers and expose us to legal claims as well as regulatory investigations and sanctions, any of which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Some of these systems and networks also rely upon third-party systems, which themselves may rely on the systems of other third parties. Problems caused by, or occurring in relation to, our third-party providers and systems, including those resulting from breakdowns or other disruptions in information technology services provided by a third-party provider, failure of a third-party provider to provide current or higher volumes of required services or cyber-attacks and security breaches at a third-party provider may in the future materially and adversely affect our business, results of operations, financial condition and liquidity.

Like other global companies, the systems and networks we maintain and third party systems and networks we use have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, including physical or electronic break-ins or unauthorized tampering, as well as attempted cyber and other security threats and other computer-related penetrations such as “denial of service” attacks, phishing, untargeted but sophisticated and automated attacks, and other disruptive software. Also, like other global companies, we have an increasing challenge of attracting and retaining highly qualified security personnel to assist us in combatting these security threats. The frequency and sophistication of such threats continue to increase and often become further heightened in connection with geopolitical tensions.

We continuously monitor and develop our information technology networks and infrastructure in an effort to prevent, detect, address and mitigate the risk of threats to our data, systems and networks, including malware and computer virus attacks, ransomware, unauthorized access, business e-mail compromise, misuse, denial-of-service attacks, system failures and disruptions. There is no assurance that our security measures, including information security policies, administrative, technical and physical controls and other actions designed as preventative, will provide fully effective protection from such events. AIG maintains insurance to cover operational risks, such as cyber risk and technology outages, but this insurance may not cover all costs associated with the consequences of personal, confidential or proprietary information being compromised. In some cases, such compromise may not be immediately detected which may make it difficult to recover critical services, damage assets and compromise the integrity and security of data including our policyholder, employee, agent, and other confidential information processed through our systems and networks. Additionally, since we rely heavily on information technology and systems and on the integrity and timeliness of data to run our businesses and service our customers, any such compromise or security event and may impede or interrupt our business operations and our ability to service our customers, and otherwise may materially and adversely affect our business, results of operations, financial condition and liquidity.

We are continuously evaluating and enhancing systems and processes. These continued enhancements and changes, as well as changes designed to update and enhance our protective measures to address new threats, may increase the risk of a system or process failure or the creation of a gap in the associated security measures. Any such failure or gap could materially and adversely affect our business, results of operations, financial condition and liquidity.

We routinely transmit, receive and store personal, confidential and proprietary information by email and other electronic means. Although we attempt to keep such information confidential and secure, we may be unable to do so in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have or use appropriate controls to protect personal, confidential or proprietary information. The compromise of personal, confidential or proprietary information could cause a loss of data, give rise to remediation or other expenses, expose us to liability under U.S. and international laws and regulations, and subject us to litigation, investigations, sanctions, and regulatory and law enforcement action, and result in reputational harm and loss of business, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

AIG | 2021 Form 10-K 41

ITEM 1A | Risk Factors

Furthermore, certain of our businesses are subject to compliance with laws and regulations enacted by U.S. federal and state governments, the European Union or other jurisdictions or enacted by various regulatory organizations or exchanges relating to the privacy and security of the information of clients, employees or others. The variety of applicable privacy and information security laws and regulations exposes us to heightened regulatory scrutiny, requires us to incur significant technical, legal and other expenses in an effort to ensure and maintain compliance and will continue to impact our business in the future by increasing legal, operational and compliance costs. While we have taken steps to comply with privacy and information security laws, we cannot guarantee that our efforts will meet the evolving standards imposed by data protection authorities. If we are found not to be in compliance with these privacy and security laws and regulations, we may be subject to additional potential private consumer, business partner or securities litigation, regulatory inquiries, and governmental investigations and proceedings, and we may incur damage to our reputation. Any such developments may subject us to material fines and other monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight, any of which could have a material adverse effect on our business, results of operations, financial condition and liquidity. Additionally, we expect that developments in privacy and cybersecurity worldwide will increase the financial and reputational implications following a significant breach of our or our third-party suppliers’ information technology systems. New and currently unforeseen regulatory issues could also arise from the increased use of emerging technology, data and digital services. If we are found not to be in compliance with these laws and regulations concerning emerging technology, data and digital services, we could be subjected to significant civil and criminal liability and exposed to reputational harm. For additional information on privacy, data protection and cybersecurity regulations. For additional information on data protection and cybersecurity regulations, see Item 1. Business – Regulation – U.S. Regulation – Privacy, Data Protection and Cybersecurity and – International Regulation – Privacy, Data Protection and Cybersecurity, and Part II, Item 7. MD&A – Enterprise Risk Management – Operational Risk Management – Cybersecurity Risk.

We have been required to further rely on our technology systems as a result of the fact that all non-essential staff were transitioned to a remote work environment in response to the COVID-19 pandemic and thus, the risk of a gap in our security measures and the risk of a system or process failure is heightened.

For information regarding the effects of the COVID-19 pandemic on our business, see Market Conditions – “COVID-19 has adversely affected, and is expected to continue to adversely affect, our global business, results of operations, financial condition and liquidity, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted” above.

Third parties we rely upon to provide certain business and administrative services on our behalf may not perform as anticipated, which could have an adverse effect on our business and results of operations. We rely on the use of third-party providers to deliver contracted services in a broad range of areas. For example, we have engaged with Accenture plc for the delivery of services related to the administration or servicing of certain policies and contracts and investment assets, investment accounting, information technology and operational functions, finance and actuarial services, human resources and information technology services related to infrastructure, application development and maintenance. In addition, in connection with its acquisition of an equity stake in SAFG, AIG entered into a long-term asset management relationship with Blackstone, pursuant to which Blackstone is managing an initial $50 billion of Life and Retirement’s existing investment portfolio, with that amount increasing by increments of $8.5 billion per year for the next five years beginning in the fourth quarter of 2022, for an aggregate of $92.5 billion. For information regarding our reliance on Blackstone as a third-party asset manager, see “Our investment portfolio is concentrated in certain segments of the economy, and the performance and value of our investment portfolio are subject to a number of risks and uncertainties, including changes in interest rates and credit spreads. In addition, a significant portion of our investment portfolio is now managed by Blackstone, which makes its performance and value subject to Blackstone’s ability to successfully manage it” above.

Some of these providers are located outside the U.S., which exposes us to business disruptions and political risks inherent when conducting business outside of the U.S. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us, such third parties or regulators. If such third-party providers experience disruptions, fail to meet applicable licensure requirements, do not perform as anticipated or in compliance with applicable laws and regulations, terminate or fail to renew our relationships, or such third-party providers in turn rely on services from another third-party provider, who experiences such disruptions, licensure failures, nonperformance or noncompliance, termination or non-renewal of its contractual relationships, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, contractual, legal, regulatory or policyholder obligations), a loss of business, increased costs or reputational harm, compromises to our data integrity, or suffer other negative consequences, all of which may have a material adverse effect on our business, consolidated results of operations, liquidity and financial condition. Third parties performing regulated activities on our behalf, such as sales and servicing of insurance products, pose a heightened risk as we may be held accountable for third party conduct that is not in compliance with applicable law.

42 AIG | 2021 Form 10-K

ITEM 1A | Risk Factors

For information regarding cyber risk arising from third-party providers, see Business and Operations – “We are exposed to certain risks if we are unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data, which could compromise our ability to conduct business and adversely affect our consolidated business, results of operations, financial condition and liquidity” above.

For information regarding increased risks arising from our reliance on third parties as a result of the COVID-19 pandemic, see Market Conditions – “COVID-19 has adversely affected, and is expected to continue to adversely affect, our global business, results of operations, financial condition and liquidity, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted” above.

Business or asset acquisitions and dispositions may expose us to certain risks. The completion of any business or asset acquisition or disposition is subject to certain risks, including those relating to the receipt of required regulatory approvals, the terms and conditions of regulatory approvals including any financial accommodations required by regulators, our ability to satisfy such terms, conditions and accommodations, the occurrence of any event, change or other circumstances that could give rise to the termination of a transaction and the risk that parties may not be willing or able to satisfy the conditions to a transaction. As a result, there can be no assurance that any business or asset acquisition or disposition will be completed as contemplated, or at all, or regarding the expected timing of the completion of the acquisition or disposition. For example, on October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. While we currently believe that, following the sale of a 9.9 percent equity stake in SAFG to Blackstone, an initial public offering is the next step in the separation of the Life and Retirement business from AIG, no assurance can be given regarding the form that future separation transactions may take or the specific terms or timing thereof, or that a separation will in fact occur. In addition, any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC. There can be no guarantee that we will receive the required approvals or that closing conditions will be satisfied in order to consummate the separation of the Life and Retirement business and for any other disposition.

Once we complete acquisitions or dispositions, there can be no assurance that we will realize the anticipated economic, strategic or other benefits of any transaction. For example, the integration of businesses we acquire may not be as successful as we anticipate or there may be undisclosed risks present in such businesses. Acquisitions involve a number of risks, including operational, strategic, financial, accounting, legal, compliance and tax risks. Difficulties integrating an acquired business may result in the acquired business performing differently than we expected (including through the loss of customers) or in our failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by acquisitions. Risks resulting from future acquisitions may have a material adverse effect on our results of operations and financial condition. In connection with a business or asset disposition, we may also hold a concentrated position in securities of the acquirer as part of the consideration, which subjects us to risks related to the price of equity securities and our ability to monetize such securities. In addition, with respect to certain dispositions, we are subject to regulatory and other restrictions on our use of proceeds. We have also provided and may provide financial guarantees and indemnities in connection with the businesses we have sold or may sell, as described in greater detail in Note 15 to the Consolidated Financial Statements. While we do not currently believe that claims under these indemnities will be material, it is possible that significant indemnity claims could be made against us. If such a claim or claims were successful, it could have a material adverse effect on our results of operations, cash flows and liquidity.

For additional information regarding the risks associated with AIG’s separation of its Life and Retirement business, see Business and Operations – “No assurances can be given that the separation of our Life and Retirement business will occur or as to the specific terms or timing thereof. In addition, the separation could cause the emergence or exacerbate the effects of other risks to which AIG is exposed” above.

For additional information on these financial guarantees and indemnities, see Note 15 to the Consolidated Financial Statements.

Significant legal or regulatory proceedings may adversely affect our business, results of operations or financial condition. In the normal course of business, we face significant risk from regulatory and governmental investigations and civil actions, litigation and other forms of dispute resolution in various domestic and foreign jurisdictions. In our insurance and reinsurance operations, we frequently engage in litigation and arbitration concerning the scope of coverage under insurance and reinsurance contracts, and face litigation and arbitration in which our subsidiaries defend or indemnify their insureds under insurance and reinsurance contracts. Additionally, from time to time, various regulatory and governmental agencies review the transactions and practices of AIG and our subsidiaries in connection with industry-wide and other inquiries into, among other matters, the business practices of current and former operating insurance subsidiaries. Such investigations, inquiries or examinations have and could develop into administrative, civil or criminal proceedings or enforcement actions, in which remedies could include fines, penalties, restitution or alterations in our business practices, and could result in additional expenses, limitations on certain business activities and reputational damage.

AIG | 2021 Form 10-K 43

ITEM 1A | Risk Factors

AIG, our subsidiaries and their respective officers and directors are also subject to, or may become subject to, a variety of additional types of legal disputes brought by holders of AIG securities, customers, employees and others, alleging, among other things, breach of contractual or fiduciary duties, bad faith, indemnification and violations of federal and state statutes and regulations. Certain of these matters may also involve potentially significant risk of loss due to the possibility of significant jury awards and settlements, punitive damages or other penalties. Many of these matters are also highly complex and seek recovery on behalf of a class or similarly large number of plaintiffs. It is therefore inherently difficult to predict the size or scope of potential future losses arising from them, and developments in these matters could have a material adverse effect on our consolidated financial condition or consolidated results of operations.

For information regarding certain legal proceedings, including certain tax controversies, see Notes 15 and 21 to the Consolidated Financial Statements.

For information regarding potential litigation exposure as a result of the COVID-19 pandemic, see Market Conditions – “COVID-19 has adversely affected, and is expected to continue to adversely affect, our global business, results of operations, financial condition and liquidity, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted” above.

Increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders regarding environmental, social and governance matters may adversely affect our reputation or otherwise adversely impact our business and results of operations. There is increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders on ESG practices and disclosures, including those related to environmental stewardship, climate change, diversity, equity and inclusion, racial justice and workplace conduct. Regulators have imposed and likely will continue to impose ESG-related rules and guidance, which may conflict with one another and impose additional costs on us or expose us to new or additional risks. Moreover, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to different ESG matters, and unfavorable ratings of our company or our industries may lead to negative investor sentiment and the diversion of investment to other companies or industries. In 2021, we published our first ESG report detailing the Company’s ESG assessments and priorities and made a commitment to reduce our operational carbon emissions to net zero by 2050. If we are unable to meet these targets, standards, or expectations, whether established by us or third parties, it could result in adverse publicity, reputational harm, or loss of customer and/or investor confidence, which could adversely affect our business and results of operations.

For information on the effects of climate change on our business, see Reserves and Exposures – “Climate change may adversely affect our business and financial condition” above.

Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses, results of operations, financial condition and liquidity. We have developed and continue to enhance enterprise-wide risk management policies and procedures to identify, monitor and mitigate risk and loss to which we are exposed, which include hedging programs designed to manage market risk and reinsurance to manage geographic accumulations. There are, however, inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not sufficiently or accurately anticipated or identified. For example, our hedging programs utilize various derivative instruments, including but not limited to equity options, futures contracts, interest rate swaps and swaptions, as well as other hedging instruments, which may not effectively or completely reduce our risk; and assumptions underlying models used to measure accumulations and support reinsurance purchases may prove inaccurate and could leave us exposed to larger than expected catastrophe losses in a given year. In addition, our current business continuity and disaster recovery plans may not be sufficient to reduce the impact of pandemics and other natural or man-made catastrophic events that are beyond our anticipated thresholds or impact tolerances.

If our risk management policies and procedures are ineffective, we may suffer unexpected losses and could be materially adversely affected. As our businesses change and the markets in which we operate evolve and new risks emerge, including for example risks related to climate change or meeting stakeholder expectations relating to environmental, social or governance issues, our risk management framework may not evolve at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not appropriately identified, monitored or managed. The effectiveness of our risk management strategies may be limited, resulting in losses, because of market stress, unanticipated financial market movements or unanticipated claims experience from adverse mortality, morbidity or policyholder behavior. In addition, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will understand and follow (or comply with) our risk management policies and procedures.

44 AIG | 2021 Form 10-K

ITEM 1A | Risk Factors

We may not be able to protect our intellectual property and may be subject to infringement claims. We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Effective intellectual property rights protection may be unavailable, limited, or subject to change in some countries where we do or plan to do business. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property. We have, and may in the future, litigate to enforce and protect our intellectual property and to determine its scope, validity or enforceability, which could divert significant resources and may not prove successful. Litigation to enforce our intellectual property rights may not be successful and cost a significant amount of money. The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could limit our ability to offer certain product features. Consequently, we also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon their intellectual property rights, including patent rights, or violate license usage rights. Any such intellectual property claims and any resulting litigation could result in significant expense and liability for damages, and in some circumstances we could be enjoined from providing certain products or services to our customers, or utilizing and benefiting from certain patent, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, consolidated results of operations and financial condition.

REGULATION

Our businesses are heavily regulated and changes in laws and regulations may affect our operations, increase our insurance subsidiary capital requirements or reduce our profitability. Our operations generally, and our insurance and reinsurance subsidiaries in particular, are subject to extensive and potentially conflicting laws and regulations in the jurisdictions in which we operate. Our business and financial condition are also subject to supervision and regulation by authorities in the various jurisdictions in which we do business. Federal, state and foreign regulators also periodically review and investigate our insurance and reinsurance businesses, including AIG-specific and industry-wide practices. The primary purpose of insurance regulation is the protection of our insurance and reinsurance contract holders. The extent of regulation on our insurance and reinsurance business varies across the jurisdictions where we operate, but generally is governed by laws that delegate regulatory, supervisory and administrative authority to insurance departments and similar regulatory agencies. The laws and regulations that apply to our business and operations generally grant regulatory agencies and/or self-regulatory organizations broad rulemaking and enforcement powers, including the power to regulate the issuance, sale and distribution of our products, the manner in which we underwrite our policies, the delivery of our services, the nature or extent of disclosures that we give our customers, the compensation of our distribution partners, the manner in which we handle claims on our policies and the administration of our policies and contracts, as well as the power to limit or restrict our business for failure to comply with applicable laws and regulations. Our Life and Retirement companies and their distributors are also subject to laws and regulations governing the standard of care applicable to sales of our products, the provision of advice to our customers and the manner in which certain conflicts of interest arising from or related to such sales or giving of advice are to be addressed. In addition, federal and state securities laws and regulations apply to certain of our insurance products that are considered ‘securities’ under such laws, including our variable annuity contracts, variable life insurance policies and the separate accounts that issue them, as well as our broker-dealer, investment advisor and mutual fund operations.

For additional information on the regulatory regimes we are subject to, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the standard of care-related regulations administered by the DOL, see Item 1. Business – Regulation – U.S. Regulation.

Significant legislative and regulatory activity has occurred at both the U.S. federal and state levels, as well as globally, in response to the COVID-19 pandemic and its impact on insurance consumers. While some of these legislative and regulatory initiatives have expired, any resurgence of the COVID-19 virus may lead to a renewal of those initiatives. We cannot predict what form future legal and regulatory responses to concerns about COVID-19 and related public health issues will take, or how such responses will impact our business.

We strive to comply with laws and regulations applicable to our businesses, operations and legal entities, including maintenance of all required licenses and approvals. The application of and compliance with such laws and regulations may be subject to interpretation, evolving industry practices and regulatory expectations that could result in increased compliance costs. The relevant authorities may not agree with our interpretation of these laws and regulations, including, for example, our implementation of new or revised requirements related to capital, accounting treatment or reserving such as those governing PBR, or with our policies and procedures adopted to address evolving industry practices or meet regulatory expectations. Such authorities’ interpretations and views may also change from time to time. It is also possible that the laws, regulations and interpretations across various jurisdictions in which we do business may conflict with one another and affect how we do business in the United States and globally. If we are found not to have complied with applicable legal or regulatory requirements, these authorities could preclude or temporarily suspend us from carrying on

AIG | 2021 Form 10-K 45

ITEM 1A | Risk Factors

some or all of our activities, impose substantial administrative penalties such as fines or require corrective actions, which individually or in the aggregate could interrupt our operations and materially and adversely affect our reputation, business, results of operations and financial condition. Additionally, when such authorities’ interpretation of new or revised requirements related to capital, accounting treatment and/or valuation manual or reserving (such as PBR) materially differs from ours, we have incurred or may incur higher operating costs, or sales of products subject to such requirements or treatment may be affected.

In the United States, the RBC formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. Regulators in other jurisdictions in which we do business have adopted capital and liquidity standards applicable to insurers and reinsurers operating in their jurisdiction. Failure to comply with such RBC capital, liquidity and similar requirements, or as otherwise may be agreed by us or one of our insurance company subsidiaries with an insurance regulator, would generally permit the insurance regulator to take certain regulatory actions that could materially impact the affected company’s operations. Those actions range from requiring an insurer to submit a plan describing how it would regain a specified RBC ratio to a mandatory regulatory takeover of the company. The NAIC and the IAIS are also developing and testing methodologies for assessing group-wide regulatory capital, which might evolve into more formal group-wide capital requirements on certain insurance companies and/or their holding companies that may augment state-law RBC standards, and similar international standards, that apply at the legal entity level, and such capital calculations may be made, in whole or in part, on bases other than the statutory statements of our insurance and reinsurance subsidiaries. We cannot predict the effect these initiatives may have on our business, results of operations, liquidity and financial condition.

We also cannot predict the impact that laws and regulations adopted in foreign jurisdictions may have on the financial markets generally or our businesses, results of operations or cash flows. It is possible such laws and regulations, our satisfaction of the IAIG criteria and certain standard-setting initiatives by the FSB and the IAIS, including, but not limited to, the IAIS’ Common Framework for the Supervision of IAIGs, a holistic framework for the assessment and mitigation of systemic risk and the development and refinement of a risk-based global ICS, Solvency II and European Data Protection Board Cross Border Data Transfer in the European Union, may significantly alter our business practices. For example, regulators have imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate change-related risks. They may also limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome requirements and additional costs. It is also possible that the laws and regulations adopted in foreign jurisdictions will differ from one another, and that they could be inconsistent with the laws and regulations of other jurisdictions in which we operate, including the United States.

For additional information on our regulatory environment, see Item 1. Business – Regulation.

For information regarding the effects of regulations related to climate change on our business, see Reserves and Exposures – “Climate change may adversely affect our business and financial condition” above.

For information regarding the regulatory response to the COVID-19 pandemic, see Market Conditions – “COVID-19 has adversely affected, and is expected to continue to adversely affect, our global business, results of operations, financial condition and liquidity, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted” above.

New laws and regulations or new interpretations of current laws and regulations, both domestically and internationally, may affect our businesses, results of operations, financial condition and ability to compete effectively. Legislators, regulators and self-regulatory organizations have in the past, and may in the future, periodically consider various proposals that may affect or restrict, among other things, our business practices, product designs and distribution relationships, how we market, sell or service certain products we offer, our capital, reserving and accounting requirements, or the profitability of certain of our businesses. For example, our life insurance and annuity products provide the customer with certain federal income tax advantages. A tax law change that eliminates all or a portion of these advantages may reduce the demand from consumers for our products and change the likelihood of customers surrendering or rolling over existing contracts.

Further, new laws and regulations may affect or significantly limit our ability to conduct certain businesses at all, including proposals relating to restrictions on the type of activities in which financial institutions are permitted to engage. These proposals or changes in legislation or regulation could also impose additional taxes on a limited subset of financial institutions and insurance companies (either based on size, activities, geography or other criteria), limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome requirements and additional costs. It is uncertain whether and how these and other such proposals or changes in legislation or regulation would apply to us, those who sell or service our products, or our competitors or how they could impact our ability to compete effectively, as well as our business, consolidated results of operations, liquidity and financial condition.

For information regarding the regulatory response to the COVID-19 pandemic, see Market Conditions – “COVID-19 has adversely affected, and is expected to continue to adversely affect, our global business, results of operations, financial condition and liquidity, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted” above.

46 AIG | 2021 Form 10-K

ITEM 1A | Risk Factors

For information regarding climate change on our business, see Reserves and Exposures – “Climate change may adversely affect our business and financial condition” above.

Certain provisions of Dodd-Frank remain relevant to insurance groups generally, including AIG. The Financial Stability Oversight Council (Council) rescinded our designation as a nonbank SIFI on September 29, 2017, but the Council remains authorized under Dodd-Frank to determine, subject to certain statutory and regulatory standards and to the Council’s guidance, which was recently changed to favor an activities-based approach to systemic risk identification and mitigation, that certain nonbank financial companies be designated as nonbank SIFIs subject to supervision by the Board of Governors of the Federal Reserve System and enhanced prudential standards. The Council may also recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices that we and other insurers or other nonbank financial services companies, including insurers, engage in. Additionally, Dodd-Frank directs existing and newly created government agencies and bodies to promulgate regulations implementing the law, which is an ongoing process. There remains considerable uncertainty as to the potential adoption and timing of additional regulatory changes related to Dodd-Frank. We cannot predict the requirements of any additional regulations that may be ultimately adopted or the impact they may have on our businesses, consolidated results of operations, liquidity and financial condition.

For additional information on provisions of Dodd-Frank that remain relevant to insurance groups generally, see Item 1. Business – Regulation – U.S. Regulation – Dodd-Frank.

An “ownership change” could limit our ability to utilize tax loss and credit carryforwards to offset future taxable income. As of December 31, 2021, on a U.S. GAAP basis, we had U.S. federal net operating loss carryforwards of approximately $27.6 billion and $0.3 billion in foreign tax credits. Our ability to use these tax attributes to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code. In general, an ownership change will occur when the percentage of AIG Parent's ownership (measured by value) by one or more “5-percent shareholders” (as defined in the Internal Revenue Code) has increased by more than 50 percentage points over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally will be subject to an annual limitation on its utilization of pre-ownership change tax loss and credit carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (AFR) (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation on our ability to utilize tax loss and credit carryforwards arising from an ownership change under Section 382 of the Internal Revenue Code would be dependent on the value of our equity and the AFR at the time of any ownership change. If we were to experience an “ownership change”, it is possible that a significant portion of our tax loss and credit carryforwards could expire before we would be able to use them to offset future taxable income.

Our shareholders have adopted a protective amendment to our Amended and Restated Certificate of Incorporation (Protective Amendment), which is designed to prevent certain transfers of AIG Common Stock that could result in an “ownership change”. Further, we have a Tax Asset Protection Plan (the Plan) in place, which is designed to reduce the likelihood of an “ownership change” by (i) discouraging any person or group from becoming a 4.99 percent shareholder and (ii) discouraging any existing 4.99 percent shareholder from acquiring additional shares of AIG Common Stock. The Protective Amendment generally restricts any transfer of AIG Common Stock that would (i) increase the ownership by any person to 4.99 percent or more of AIG Common Stock then outstanding or (ii) increase the percentage of AIG Common Stock owned by a Five Percent Stockholder (as defined in the Plan). Despite the intentions of the Plan and the Protective Amendment to deter and prevent an “ownership change”, such an event may still occur. In addition, the Plan and the Protective Amendment may make it more difficult and more expensive to acquire us, and may discourage open market purchases of AIG Common Stock or a non-negotiated tender or exchange offer for AIG Common Stock. Accordingly, the Plan and the Protective Amendment may limit a shareholder’s ability to realize a premium over the market price of AIG Common Stock in connection with any stock transaction. The Plan is currently set to expire on December 11, 2022, but our Board of Directors may, consistent with past practice, adopt an amendment to extend the Plan beyond this expiration date. The Protective Amendment will expire on May 13, 2023 but may be extended by our shareholders in similar fashion.

Changes to tax laws could increase our corporate taxes or make some of our products less attractive to consumers. The current United States administration and Congressional leadership have proposed changes to the U.S. corporate and international tax systems, as well as increasing the taxation of U.S. individuals, including capital gains taxation.

An increase in the statutory U.S. federal corporate income tax rate will negatively impact AIG’s future after-tax earnings. Other changes, such as a proposed minimum tax on book income could impact AIG’s after-tax earnings or cash flow.

The administration and Congressional leadership have also proposed changes to complex provisions in the U.S. international tax system, including the base erosion and anti-abuse tax (BEAT) and global intangible low-taxed income (GILTI). These changes could impact AIG’s after-tax earnings or cash flow. Furthermore, there is the possibility of further regulatory guidance on certain aspects of the BEAT and GILTI, which could impact the amounts recorded with respect to these international provisions, possibly materially.

AIG | 2021 Form 10-K 47

ITEM 1A | Risk Factors

In addition to changing the taxation of corporations in general, there are proposals for increases in tax rates for individuals, capital gains, and changes to the estate tax. These changes could impact demand in the U.S. for life insurance and annuity contracts.

New tax laws outside the U.S. similar to BEAT or enacted in response to proposals by the Organisation for Economic Co-operation and Development in the European Union could make substantive changes to the global international tax regime. Such changes could impact cross border reinsurance transactions, which could increase our tax costs globally.

Finally, it is possible that tax laws will be further changed either in a technical corrections bill or entirely new legislation. It remains difficult to predict whether or when there will be any tax law changes or further guidance by the authorities in the U.S. or elsewhere in the world having a material adverse effect on our business, consolidated results of operations, liquidity and financial condition, as the impact of proposals on our business can vary substantially depending upon the specific changes or further guidance made and how the changes or guidance are implemented by the authorities.

For additional information, see Part II, Item 7. MD&A – Consolidated Results of Operations – U.S. Tax Law Changes.

The USA PATRIOT Act, the Foreign Corrupt Practices Act, the regulations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control and similar laws and regulations that apply to us may expose us to significant penalties. As a company that operates in approximately 70 countries and jurisdictions, AIG is subject to myriad regulations which govern items such as sanctions, bribery and anti-money laundering, for which failure to comply exposes us to significant penalties. The USA PATRIOT Act of 2001 requires companies to know certain information about their clients and to monitor their transactions for suspicious activities. The Foreign Corrupt Practices Act makes it unlawful for certain classes of persons and entities to make payments to foreign government officials to assist in obtaining or retaining business. Also, the Department of the Treasury’s Office of Foreign Assets Control administers regulations that restrict or prohibit dealings within U.S. jurisdictions involving certain organizations, individuals, countries, and financial products. The UK, the EU and other jurisdictions maintain similar laws and regulations. The laws and regulations of other jurisdictions may sometimes conflict with those of the U.S. Despite meaningful measures to ensure lawful conduct, which include training, audits and internal control policies and procedures, we may not always be able to prevent our employees or third parties acting on our behalf from violating these laws. As a result, we could be subject to criminal and civil penalties as well as disgorgement. We could be required to make changes or enhancements to our compliance measures that could increase our costs, and we could be subject to other remedial actions. Violations of these laws or allegations of such violations could disrupt our operations, cause reputational harm, cause management distraction and result in a material adverse effect on our competitive position, results of operations, financial condition or liquidity.

ESTIMATES AND ASSUMPTIONS

Estimates or assumptions used in the preparation of financial statements and modeled results used in various areas of our business may differ materially from actual experience. Our financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP), which requires the application of accounting policies that often involve a significant degree of judgment. The accounting policies that we consider most dependent on the application of estimates and assumptions, and therefore may be viewed as critical accounting estimates, are described in Item 7. MD&A – Critical Accounting Estimates. These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation. These estimates are based on judgment, current facts and circumstances, and, when applicable, internally developed models. Therefore, actual results could differ from these estimates, possibly in the near term, and could have a material effect on our consolidated financial statements.

In addition, we employ models to price products, calculate reserves and value assets and execute hedging strategies, as well as to assess risk and determine capital requirements, among other uses. These models are complex and rely on estimates and projections that are inherently uncertain, may use incomplete, outdated or incorrect data or assumptions and may not operate as intended. To the extent that any of our operating practices and procedures do not accurately produce, or reproduce, data that we use to conduct any or all aspects of our business, such differences may negatively impact our business, reputation, results of operations, and financial condition. For example, modeling for man-made catastrophes, such as terrorism and cyber events is especially difficult and less reliable given such models are in the early stages of development and therefore, not widely adopted or available. In addition, actions taken by governments and monetary authorities in response to the COVID-19 pandemic have affected and may affect the models we use to estimate volatility, among other items, which could adversely affect our business. For our Life and Retirement companies, examples of factors that could negatively impact our assumptions and estimates include significant changes in policyholder behavior assumptions such as lapses, surrenders and withdrawal rates as well as the amount of withdrawals, fund performance, equity market returns and volatility and interest rate levels. As our businesses continue to expand and evolve, the number and complexity of models we employ has grown, increasing our inherent exposure to error in the design, implementation or use of models, including the associated input data, controls and assumptions, and the controls we have in place to mitigate their risk may not be effective in all cases.

48 AIG | 2021 Form 10-K

ITEM 1A | Risk Factors

Changes in accounting principles and financial reporting requirements will impact our consolidated results of operations and financial condition. Our financial statements are prepared in accordance with U.S. GAAP, which are periodically revised. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (FASB).

The FASB has revised the accounting standards for certain long-duration insurance contracts. The FASB issued Accounting Standards Update No. 2018-12 – Targeted Improvements to the Accounting for Long-Duration Contracts, which has an effective date of January 1, 2023 and will significantly change the accounting measurements and disclosures for long-duration insurance contracts, which primarily relates to our life and annuity products as well as certain accident and health products, among others. The implementation of these changes has imposed and will continue to impose special demands on us in the areas of governance, employee training, internal controls and disclosure and affect how we manage our business, all of which will impact our consolidated results of operations, liquidity and financial condition. In addition, implementation of the changes could impact our products, in-force management and asset liability management strategies and have other implications on operations and technology.

The adoption of this newly issued standard will, and other future accounting standards may impact our reported consolidated results of operations, liquidity and reported financial condition and may cause investors to perceive greater volatility in our financial results, negatively impacting our level of investor interest and investment.

For information regarding the impact of accounting pronouncements that have been issued but are not yet required to be implemented, see Note 2 to the Consolidated Financial Statements.

If our businesses do not perform well and/or their estimated fair values decline, we may be required to recognize an impairment of our goodwill or establish an additional valuation allowance against the deferred income tax assets, which could have a material adverse effect on our results of operations and financial condition. Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment and conduct interim qualitative assessments on a periodic basis. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. In 2021, for substantially all of the reporting units we elected to bypass the qualitative assessment of whether goodwill impairment may exist and, therefore, performed quantitative assessments that supported a conclusion that the fair value of all of the reporting units tested exceeded their book value. The fair value of the reporting unit is impacted by the performance of the business and could be adversely impacted if new business, customer retention, profitability or other drivers of performance differ from expectations, or upon the occurrence of certain events, including a significant and adverse change in regulations, legal factors, accounting standards or business climate, or an adverse action or assessment by a regulator. Our goodwill balance was $4.1 billion at December 31, 2021. If it is determined that goodwill has been impaired, we must write down goodwill by the amount of the impairment, with a corresponding charge to net income (loss). These write-downs could have a material adverse effect on our consolidated results of operations, liquidity and financial condition. For additional information on goodwill impairment, see Part II, Item 7. MD&A – Critical Accounting Estimates – Goodwill Impairment and Note 11 to the Consolidated Financial Statements.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. As of December 31, 2021, we had net deferred tax assets, after valuation allowance, of $11.5 billion, related to federal, foreign, and state and local jurisdictions. The performance of the business, the geographic and legal entity source of our income, tax planning strategies, and the ability to generate future taxable income from a variety of sources and planning strategies including capital gains, is factored into management’s determination. If, based on available evidence, it is more likely than not that the deferred tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income, which such action we have taken from time to time. Such charges could have a material adverse effect on our consolidated results of operations, liquidity and financial condition. For additional information on deferred tax assets, see Part II, Item 7. MD&A – Critical Accounting Estimates – Income Taxes and Note 21 to the Consolidated Financial Statements.

AIG | 2021 Form 10-K 49

ITEM 1A | Risk Factors

COMPETITION and employees

We face intense competition in each of our business lines, and technological changes may present new and intensified challenges to our businesses. Our businesses operate in highly competitive environments, both domestically and overseas. Our principal competitors are other large multinational insurance organizations, as well as banks, investment banks and other nonbank financial institutions. The financial services industry, including the insurance industry, is highly competitive. Within the U.S., our General Insurance companies compete with other stock companies, specialty insurance organizations, mutual insurance companies and other underwriting organizations. Our Life and Retirement companies compete in the U.S. with life and retirement insurance companies and other participants in related financial services fields. Overseas, our subsidiaries compete for business with global insurance groups, local companies and the foreign insurance operations of large U.S. insurers.

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

Technological advancements and innovation in the insurance industry, including those related to evolving customer preferences, the digitization of insurance products and services, acceleration of automated underwriting, and electronic processes present competitive risks. Technological advancements and innovation are occurring in distribution, underwriting, recordkeeping, advisory, claims and operations at a rapid pace, and that pace may increase, particularly as companies increasingly use data analytics and technology as part of their business strategy. Additional costs may also be incurred in order to implement changes to automate procedures critical to our distribution channels in order to increase flexibility of access to our services and products. While we seek opportunities to leverage technological advancements and innovation for our customers’ benefit, our business and results of operations could be materially and adversely affected if external technological advancements or innovation, or the regulation of technological advancements or innovation, limit our ability to retain existing business, write new business at adequate rates or on appropriate terms, render our insurance products less suitable or impact our ability to adapt or deploy current products as quickly and effectively as our competitors.

Competition for employees in our industry is intense, and managing key employee succession is critical to our success. We may not be able to attract and retain the key employees and highly skilled people we need to support our business. Our success depends, in large part, on our ability to attract and retain key people, which may be difficult due to the intense competition in our industry for key employees with demonstrated ability. Recruiting and retention of talent has become especially challenging in the current employment market, fueled in part by changes due to the COVID-19 pandemic. In addition, we may experience higher than expected employee turnover and difficulty attracting new employees as a result of uncertainty from strategic actions and organizational and operational changes, including as a result of the planned separation of the Life and Retirement business from AIG. Losing any of our key people, including key sales or business personnel, could also have a material adverse effect on our operations given their skills, knowledge of our business, years of industry experience and the potential difficulty of promptly finding qualified replacement employees. Additionally, we may face increased costs if, as a result of the competitive market and recent inflationary pressures, we must offer and pay a greater level of remuneration to attract or replace certain critical employees or hire contractors to fill highly skilled roles while vacant. Our business, consolidated results of operations, financial condition and liquidity could be materially adversely affected if we are unsuccessful in attracting and retaining key employees.

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

Employee error and misconduct may be difficult to detect and prevent and may result in significant losses. There have been a number of cases involving fraud or other misconduct by employees in the financial services industry in recent years and we are also exposed to the risk that employee misconduct could occur. Our human resources and compliance departments work collaboratively to monitor for fraud and conduct extensive training for employees. However, employee misconduct may still occur. Instances of fraud, illegal acts, errors, failure to document transactions properly or to obtain proper internal authorization, misuse of customer or proprietary information, or failure to comply with regulatory requirements or our internal policies may result in losses and/or reputational damage.

50 AIG | 2021 Form 10-K

ITEM 1B | Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to periodic or current reports under the Exchange Act.

ITEM 2 | Properties

We lease our corporate headquarters located at 1271 Avenue of the Americas, New York, New York. We operate from approximately 140 offices in the United States and approximately 260 offices in approximately 50 foreign countries. We own 13 office buildings in the United States.

Our General Insurance companies own offices in 11 foreign countries including Bermuda, Ecuador, Japan, Mexico, the UK and Venezuela. The remainder of the office space we use is leased. We believe that our leases and properties are sufficient for our current purposes.

LOCATIONS OF CERTAIN ASSETS

As of December 31, 2021, approximately 8 percent of our consolidated assets were located outside the U.S. and Canada, including $2.2 billion of cash and securities on deposit with regulatory authorities in those locations.

For additional information on geographic locations see Note 3 to the Consolidated Financial Statements.

For information regarding total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities see Note 5 to the Consolidated Financial Statements.

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

For additional information see Item 1A. Risk Factors – Business and Operations and – Regulation.

ITEM 3 | Legal Proceedings

For a discussion of legal proceedings see Note 15 to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4 | Mine Safety Disclosures

Not applicable.

AIG | 2021 Form 10-K 51

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Part II

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

AIG’s common stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG).There were approximately 20,386 stockholders of record of AIG Common Stock as of February 8, 2022.

Equity Compensation Plans

Our table of equity compensation plans will be included in the definitive proxy statement for AIG’s 2022 Annual Meeting of Shareholders. The definitive proxy statement will be filed with the SEC no later than 120 days after the end of AIG’s fiscal year pursuant to Regulation 14A.

Purchases of Equity Securities

The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended December 31, 2021:

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
October 1 – 31	5,345,684	$57.77	5,345,684	$4,627
November 1 – 30	5,281,916	58.47	5,281,916	4,318
December 1 – 31	6,801,563	55.10	6,801,563	3,943
Total	17,429,163	$56.94	17,429,163	$3,943

On August 3, 2021, our Board of Directors authorized a share repurchase authorization of AIG Common Stock of $6.0 billion (inclusive of the approximately $908 million remaining under the Board’s prior share repurchase authorization).

During the three-month period ended December 31, 2021, we purchased approximately 17 million shares of AIG Common Stock under this authorization for an aggregate purchase price of approximately $992 million.

As of December 31, 2021, approximately $3.9 billion remained under the authorization. From January 1, 2022 to February 15, 2022, we repurchased approximately 9 million shares of AIG Common Stock for an aggregate purchase price of approximately $522 million pursuant to an Exchange Act Rule 10b5-1 repurchase plan. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors. The repurchase of AIG Common Stock is also subject to the terms of AIG’s Series A 5.85% Non-Cumulative Preferred Stock (Series A Preferred Stock), pursuant to which AIG may not (other than in limited circumstances) purchase, redeem or otherwise acquire AIG Common Stock unless the full dividends for the latest completed dividend period on all outstanding shares of Series A Preferred Stock have been declared and paid or provided for.

For additional information on our share purchases see Notes 16 and 22 to the Consolidated Financial Statements.

52 AIG | 2021 Form 10-K

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Performance Graph

The following Performance Graph compares the cumulative total shareholder return on AIG Common Stock for a five-year period (December 31, 2016 to December 31, 2021) with the cumulative total return of the S&P’s 500 stock index (which includes AIG), the S&P Property and Casualty Insurance Index and the S&P Life and Health Insurance Index.

Value of $100 Invested on December 31, 2016

(All $ as of December 31st)

Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization.

	As of December 31,
	2016	2017	2018	2019	2020	2021
AIG	$100.00	$93.14	$63.25	$84.49	$64.84	$99.81
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
S&P 500 Property & Casualty Insurance Index	100.00	122.39	116.64	146.82	157.04	187.31
S&P 500 Life & Health Insurance	100.00	116.43	92.24	113.63	102.86	140.59

ITEM 6 | Selected Financial Data

Not applicable.

AIG | 2021 Form 10-K 53

ITEM 7 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K and other publicly available documents may include, and officers and representatives of AIG may from time to time make and discuss, statements which, to the extent they are not statements of historical or present fact, may constitute “forward looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements are intended to provide management’s current expectations or plans for AIG’s future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements are often preceded by, followed by or include words such as “will,” “believe,” “anticipate,” “expect,” “expectations,” “intend,” “plan,” “strategy,” “prospects,” “project,” “anticipate,” “should,” “see,” “guidance,” “outlook,” “confident,” “focused on achieving,” “view,” “target,” “goal,” “estimate” and other words of similar meaning in connection with a discussion of future operating or financial performance. These statements may include, among other things, projections, goals and assumptions that relate to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expense reduction efforts, the outcome of contingencies such as legal proceedings, anticipated organizational, business or regulatory changes, such as the separation of the Life and Retirement business, the effect of catastrophes, such as the COVID-19 pandemic, and macroeconomic events, anticipated dispositions, monetization and/or acquisitions of businesses or assets, or successful integration of acquired businesses, management succession and retention plans, exposure to risk, trends in operations and financial results, and other statements that are not historical facts.

All forward-looking statements involve risks, uncertainties and other factors that may cause AIG’s actual results and financial condition to differ, possibly materially, from the results and financial condition expressed or implied in the forward-looking statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific projections, goals, assumptions and statements include, without limitation:

54 AIG | 2021 Form 10-K

• AIG’s ability to successfully separate the Life and Retirement business and the impact any separation may have on AIG, its businesses, employees, contracts and customers;

• the occurrence of catastrophic events, both natural and man-made, including COVID-19, other pandemics, civil unrest and the effects of climate change;

• the effect of economic conditions in the markets in which AIG and its businesses operate in the U.S. and globally and any changes therein, including financial market conditions, fluctuations in interest rates and foreign currency exchange rates and inflationary pressures;

• AIG’s ability to effectively execute on the AIG 200 operational programs designed to modernize AIG’s operating infrastructure and enhance user and customer experiences, and AIG’s ability to achieve anticipated cost savings from AIG 200;

• the impact of potential information technology, cybersecurity or data security breaches, including as a result of supply chain disruptions, cyber-attacks or security vulnerabilities, the likelihood of which may increase due to extended remote business operations as a result of COVID-19;

• the impact of COVID-19 and responses thereto, including new or changed governmental policy and regulatory actions, on AIG’s business, financial condition and results of operations;

• availability of reinsurance or access to reinsurance on acceptable terms;

• disruptions in the availability of AIG’s electronic data systems or those of third parties;

• changes to the valuation of AIG’s investments;

• actions by rating agencies with respect to AIG’s credit and financial strength ratings as well as those of its businesses and subsidiaries;

• concentrations in AIG’s investment portfolios, including as a result of our asset management relationship with Blackstone;

• the effectiveness of strategies to recruit and retain key personnel and to implement effective succession plans;

• the effectiveness of AIG’s enterprise risk management policies and procedures, including with respect to business continuity and disaster recovery plans;

• changes in judgments concerning the recognition of deferred tax assets and the impairment of goodwill;

• AIG’s ability to effectively execute on ESG targets and standards;

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

• significant legal, regulatory or governmental proceedings; and

• such other factors discussed in:

–Part I, Item 1A. Risk Factors of this Annual Report; and

–this Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of this Annual Report.

The forward-looking statements speak only as of the date of this report, or in the case of any document incorporated by reference, the date of that document. We are not under any obligation (and expressly disclaim any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the SEC.

AIG | 2021 Form 10-K 55

ITEM 7 | Index to Item 7

Throughout the MD&A, we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.

We have incorporated into this discussion a number of cross-references to additional information included throughout this Annual Report to assist readers seeking additional information related to a particular subject.

56 AIG | 2021 Form 10-K

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

Adjusted after-tax income attributable to AIG common shareholders is derived by excluding the tax effected adjusted pre-tax income (APTI) adjustments described below, dividends on preferred stock, noncontrolling interest on net realized gains (losses) and other non-operating expenses and the following tax items from net income attributable to AIG:

• deferred income tax valuation allowance releases and charges;

• changes in uncertain tax positions and other tax items related to legacy matters having no relevance to our current businesses or operating performance; and

• net tax charge related to the enactment of the Tax Cuts and Jobs Act (the Tax Act).

Adjusted revenues exclude Net realized gains (losses), income from non-operating litigation settlements (included in Other income for GAAP purposes) and changes in fair value of securities used to hedge guaranteed living benefits (included in Net investment income for GAAP purposes). Adjusted revenues is a GAAP measure for our segments.

AIG | 2021 Form 10-K 57

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

• changes in benefit reserves and deferred policy acquisition costs (DAC), value of business acquired (VOBA), and deferred sales inducements (DSI) related to net realized gains and losses;

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

• pension expense related to lump sum payments to former employees;

• net gain or loss on divestitures;

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

– Accident year loss and accident year combined ratios, as adjusted (Accident year loss ratio, ex-CAT and Accident year combined ratio, ex-CAT): both the accident year loss and accident year combined ratios, as adjusted, exclude catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting. Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil disorders that exceed the $10 million threshold. We believe that as adjusted ratios are meaningful measures of our underwriting results on an ongoing basis as they exclude catastrophes and the impact of reserve discounting which are outside of management’s control. We also exclude prior year development to provide transparency related to current accident year results.

• Life and Retirement

– Premiums and deposits: includes direct and assumed amounts received and earned on traditional life insurance policies, group benefit policies and life-contingent payout annuities, as well as deposits received on universal life, investment-type annuity contracts, Federal Home Loan Bank (FHLB) funding agreements and mutual funds. We believe the measure of premiums and deposits is useful in understanding customer demand for our products, evolving product trends and our sales performance period over period.

Results from discontinued operations are excluded from all of these measures.

58 AIG | 2021 Form 10-K

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

The accounting policies that we believe are most dependent on the application of estimates and assumptions, which are critical accounting estimates, are related to the determination of:

• loss reserves;

• future policy benefit reserves for life and accident and health insurance contracts;

• liabilities for guaranteed benefit features of variable annuity, fixed annuity and fixed index annuity products;

• embedded derivative liabilities for fixed index annuity and life products;

• estimated gross profits to value deferred acquisition costs and unearned revenue for investment-oriented products;

• reinsurance assets, including the allowance for credit losses and disputes;

• goodwill impairment;

• allowance for credit losses on certain investments, primarily on loans and available for sale fixed maturity securities;

• legal contingencies;

• fair value measurements of certain financial assets and financial liabilities; and

• income taxes, in particular the recoverability of our deferred tax asset and establishment of provisions for uncertain tax positions.

These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of operations and cash flows could be materially affected.

Loss Reserves

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

The estimate of loss reserves relies on several key judgments:

• the determination of the actuarial methods used as the basis for these estimates;

• the relative weights given to these models by product line;

• the underlying assumptions used in these models; and

• the determination of the appropriate groupings of similar product lines and, in some cases, the disaggregation of dissimilar losses within a product line.

Numerous assumptions are made in determining the best estimate of reserves for each line of business, in consideration of expected ultimate losses, loss cost trends and development factors, where appropriate. The importance of any one assumption can vary by both line of business and accident year. Because such assumptions may differ from actual experience, there is potential for significant variation in the development of loss reserves. This estimation uncertainty is particularly relevant for long-tail lines of business.

All of our methods to calculate net reserves include assumptions about estimated reinsurance recoveries and their collectability. Reinsurance collectability is evaluated independently of the reserving process and appropriate allowances for uncollectible reinsurance are established.

AIG | 2021 Form 10-K 59

ITEM 7 | Critical Accounting Estimates

Overview of Loss Reserving Process and Methods

Our loss reserves can generally be categorized into two distinct groups: short-tail reserves and long-tail reserves. Short-tail reserves consist principally of U.S. Property and Special Risks, Europe Property and Special Risks, U.S. Personal Insurance, and Europe and Japan Personal Insurance. Long-tail reserves include U.S. Workers’ Compensation, U.S. Excess Casualty, U.S. Other Casualty, U.S. Financial Lines, Europe Casualty and Financial Lines, and U.S. Run-Off Long Tail Insurance Lines.

Short-Tail Reserves

For our short-tail coverages, such as property, where the nature of claims is generally high frequency with short reporting periods, with volatility arising from occasional severe events, the process for recording non-catastrophe quarterly loss reserves is geared toward maintaining IBNR based on percentages of net earned premiums for that business, rather than projecting ultimate loss ratios based on reported losses. For example, the IBNR reserve required for the latest accident quarter for a product line such as homeowners might be approximately 20 percent of the quarter’s earned premiums. This level of reserve would generally be recorded regardless of the actual losses reported in the current quarter, thus recognizing severe events as they occur. The percent of premium factor reflects both our expectation of the ultimate loss costs associated with the line of business and the expectation of the percentage of ultimate loss costs that have not yet been reported. The expected ultimate loss costs generally reflect the average loss costs from a period of preceding accident quarters that have been adjusted for changes in rate and loss cost levels, mix of business, known exposure to unreported losses, or other factors affecting the line of business. The expected percentage of ultimate loss costs that have not yet been reported would be derived from historical loss emergence patterns. For more mature quarters, specific loss development methods would be used to determine the IBNR. For other product lines where the nature of claims is high frequency but low severity, methods including loss development, frequency/severity or a multiple of average monthly losses may be used to determine IBNR reserves. IBNR for claims arising from catastrophic events or events of unusual severity would be determined in close collaboration with the claims department’s evaluation of known information, using alternative techniques or expected percentages of ultimate loss cost emergence based on historical loss emergence of similar claim types.

Long-Tail Reserves

Estimation of loss reserves for our long-tail Casualty lines of business is a complex process and depends on a number of factors, including the product line and volume of business, as well as estimates of reinsurance recoveries. Experience in more recent accident years generally provides limited statistical credibility of reported net losses on long-tail Casualty lines of business. That is because in the more recent accident years, a relatively low proportion of estimated ultimate net incurred losses are reported or paid. Therefore, IBNR reserves constitute a relatively high proportion of loss reserves.

For our long-tail lines, we generally make actuarial and other assumptions with respect to the following:

• Loss cost trend factors, which are used to establish expected loss ratios for subsequent accident years based on the projected loss ratios for prior accident years.

• Expected loss ratios, which are used for the latest accident year and, in some cases, for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss cost trend and the effect of rate changes and other quantifiable factors on the loss ratio.

• Loss development factors, which are used to project the reported losses for each accident year to an ultimate basis. Generally, the actual loss development factors observed from prior accident years would be used as a basis to determine the loss development factors for the subsequent accident years.

• Tail factors, which are development factors used for certain long-tail lines of business (for example, excess casualty, workers’ compensation and general liability), to project future loss development for periods that extend beyond the available development data. The development of losses to the ultimate loss for a given accident year for these lines may take decades and the projection of ultimate losses for an accident year is very sensitive to the tail factors selected beyond a certain age.

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

60 AIG | 2021 Form 10-K

ITEM 7 | Critical Accounting Estimates

Details of the Loss Reserving Process

The process of determining the current loss ratio for each product line of business is based on a variety of factors. These include considerations such as: prior accident year and policy year loss ratios; rate changes; and changes in coverage, reinsurance, or mix of business. Other considerations include actual and anticipated changes in external factors such as trends in loss costs, inflation, employment rates or unemployment duration or in the legal and claims environment. The current loss ratio for each product line of business is intended to represent our best estimate after reflecting all relevant factors. At the close of each quarter, the assumptions and data underlying the loss ratios are reviewed to determine whether they remain appropriate. This process includes a review of the actual loss experience in the quarter, actual rate changes achieved, actual changes in reinsurance, quantifiable changes in coverage or mix of business, and changes in other factors that may affect the loss ratio. The loss ratio is changed to reflect the revised estimate if this review suggests that the previously determined loss ratio is no longer appropriate.

We conduct a comprehensive loss reserve detailed valuation review at least annually for each product line of business in accordance with Actuarial Standards of Practice. These standards provide that the unpaid loss estimate may be presented in a variety of ways, such as a point estimate, a range of estimates, a point estimate based on the expected value of several reasonable estimates, or a probability distribution of the unpaid loss amount. Our actuarial best estimate for each product line of business represents an expected value generally considering a range of reasonably possible outcomes.

The reserve analysis for each product line of business is performed by a credentialed actuarial team in collaboration with claims, underwriting, business unit management, risk management and senior management. Our actuaries consider the ongoing applicability of prior data groupings and update numerous assumptions, including the analysis and selection of loss development and loss trend factors. They also determine and select the appropriate actuarial or other methods used to develop our best estimate for each business product line, and may employ multiple methods and assumptions for each product line. These data groupings, accident year weights, method selections and assumptions necessarily change over time as business mix changes, development factors mature and become more credible and loss characteristics evolve. Through the execution of these detailed valuation reviews an actuarial best estimate of the loss reserve is determined. The sum of these estimates for each product line of business yields an overall actuarial best estimate for that line of business.

For certain product lines, we measure sensitivities and determine explicit ranges around the actuarial best estimate using multiple methodologies and varying assumptions. Where we have ranges, we use them to inform our selection of best estimates of loss reserves by product line of business. Our range of reasonable estimates is not intended to cover all possibilities or extreme values and is based on known data and facts at the time of estimation.

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

Key factors considered in performing detailed actuarial reviews, include:

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

• third-party claims reviews that are periodically performed for key product lines of business such as toxic tort, environmental and other complex casualty;

• third-party actuarial reviews that are periodically performed for key product lines of business;

• input from underwriters on pricing, terms, and conditions and market trends; and

• changes in our reinsurance program, pricing and commutations.

AIG | 2021 Form 10-K 61

ITEM 7 | Critical Accounting Estimates

Actuarial and Other Methods for Our Lines of Business

Our actuaries determine the appropriate actuarial methods and segmentation. This determination is based on a variety of factors including the nature of the losses associated with the product line of business, such as the frequency or severity of the claims. In addition to determining the actuarial methods, the actuaries determine the appropriate loss reserve groupings of data. This determination is a judgmental, dynamic process and refinements to the groupings are made every year. The groupings may change to reflect observed or emerging patterns within and across product lines, or to differentiate risk characteristics (for example, size of deductibles and extent of third-party claims specialists used by our insureds). As an example of reserve segmentation, we write many unique subsets of professional liability insurance, which cover different products, industry segments, and coverage structures. While for pricing or other purposes, it may be appropriate to evaluate the profitability of each subset individually, we believe it is appropriate to combine the subsets into larger groups for reserving purposes to produce a greater degree of credibility in the loss experience. This determination of data segmentation and related actuarial methods is assessed, reviewed and updated at least annually.

The actuarial methods we use most commonly include paid and incurred loss development methods, expected loss ratio methods, including “Bornhuetter Ferguson” and “Cape Cod”, and frequency/severity models. Loss development methods utilize the actual loss development patterns from prior accident years updated through the current year to project the reported losses to an ultimate basis for all accident years. We also use this information to update our current accident year loss selections. Loss development methods are generally most appropriate for lines of business that exhibit a stable pattern of loss development from one accident year to the next, and for which the components of the product line have similar development characteristics. For example, property exposures would generally not be combined into the same product line as casualty exposures, and primary casualty exposures would generally not be combined into the same product line as excess casualty exposures. We continually refine our loss reserving techniques and adopt further segmentations based on our analysis of differing emerging loss patterns for certain product lines. We generally use expected loss ratio methods in cases where the reported loss data lacked sufficient credibility to utilize loss development methods, such as for new product lines of business or for long-tail product lines at early stages of loss development. Frequency/severity models may be used where sufficient frequency counts are available to apply such approaches.

Expected loss ratio methods rely on the application of an expected loss ratio to the earned premium for the product line of business to determine the liability for loss reserves and loss adjustment expenses. For example, an expected loss ratio of 70 percent applied to an earned premium base of $10 million for a product line of business would generate an ultimate loss estimate of $7 million. Subtracting any paid losses and loss adjustment expenses would result in the indicated loss reserve for this product line. Under the Bornhuetter Ferguson method, the expected loss ratio is applied only to the expected unreported portion of the losses. For example, for a long-tail product line of business for which only 10 percent of the losses are expected to be reported at the end of the accident year, the expected loss ratio would be used to represent the 90 percent of losses still unreported. The actual reported losses at the end of the accident year would be added to determine the total ultimate loss estimate for the accident year. Subtracting the reported paid losses and loss adjustment expenses would result in the indicated loss reserve. In the example above, the expected loss ratio of 70 percent would be multiplied by 90 percent. The result of 63 percent would be applied to the earned premium of $10 million resulting in an estimated unreported loss of $6.3 million. Actual reported losses would be added to arrive at the total ultimate losses. If the reported losses were $1 million, the ultimate loss estimate under the Bornhuetter Ferguson method would be $7.3 million versus the $7 million amount under the expected loss ratio method described above. Thus, the Bornhuetter Ferguson method gives partial credibility to the actual loss experience to date for the product line of business. Loss development methods generally give full credibility to the reported loss experience to date. In the example above, loss development methods would typically indicate an ultimate loss estimate of $10 million, as the reported losses of $1 million would be estimated to reflect only 10 percent of the ultimate losses.

A key advantage of loss development methods is that they respond more quickly to any actual changes in loss costs for the product line of business. Therefore, if loss experience is unexpectedly deteriorating or improving, the loss development method gives full credibility to the changing experience. Expected loss ratio methods would be slower to respond to the change, as they would continue to give more weight to a prior expected loss ratio, until enough evidence emerged to modify the expected loss ratio to reflect the changing loss experience. On the other hand, loss development methods have the disadvantage of overreacting to changes in reported losses if the loss experience is anomalous due to the various key factors described above and the inherent volatility in some of the lines. For example, the presence or absence of large losses at the early stages of loss development could cause the loss development method to overreact to the favorable or unfavorable experience by assuming it is a fundamental shift in the development pattern. In these instances, expected loss ratio methods such as Bornhuetter Ferguson have the advantage of recognizing large losses without extrapolating unusual large loss activity onto the unreported portion of the losses for the accident year.

The Cape Cod method is a hybrid between the loss development and Bornhuetter Ferguson methods, where the historic loss data and loss development factor assumptions are used to determine the expected loss ratio estimate in the Bornhuetter Ferguson method.

62 AIG | 2021 Form 10-K

ITEM 7 | Critical Accounting Estimates

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

AIG | 2021 Form 10-K 63

ITEM 7 | Critical Accounting Estimates

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

Key Assumptions of our Actuarial Methods by Line of Business

Line of Business or Category	Key Assumptions
U.S. Workers’ Compensation

We generally use a combination of loss development and expected loss ratio methods for U.S. Workers’ Compensation as this is a long-tail line of business.

The loss cost trend assumption is not believed to be material with respect to our guaranteed cost loss reserves. This is primarily because our actuaries are generally able to use loss development projections for all but the most recent accident year’s reserves, so there is limited need to rely on loss cost trend assumptions for primary workers’ compensation business.

The tail factor is typically the most critical assumption, and small changes in the selected tail factor can have a material effect on our carried reserves. For example, the tail factors beyond twenty years for guaranteed cost business could vary by one and one-half percent below to two percent above those indicated in the 2021 detailed valuation review. For excess of deductible business, in our judgment, it is reasonably likely that tail factors beyond twenty years could vary by four percent below to six percent above those indicated in the 2021 detailed valuation review.

U.S. Excess Casualty

We utilize various loss cost trend assumptions for different segments of the portfolio. In our judgment, after evaluating the historical loss cost trends from prior accident years since the early 1990s, it is reasonably likely that actual loss cost trends applicable to the year-end 2021 detailed valuation review for U.S. Excess Casualty may range five percent lower or higher than this estimated loss trend. The loss cost trend assumption is critical for the U.S. Excess Casualty line of business due to the long-tail nature of the losses, and it is applied across many accident years. Thus, there is the potential for the loss reserves with respect to a number of accident years (the expected loss ratio years) to be significantly affected by changes in loss cost trends that were initially relied upon in setting the loss reserves. These changes in loss trends could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting losses.

U.S. Excess Casualty is a long-tail line of business and any deviation in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Mass tort claims in particular may develop over a very extended period and impact multiple accident years, so we usually select a separate pattern for them. Thus, there is the potential for the loss reserves with respect to a number of accident years to be significantly affected by changes in loss development factors that were initially relied upon in setting the reserves.

In our judgment, after evaluating the historical loss development factors from prior accident years since the early 1990s, in our judgment, it is reasonably likely that the actual loss development factors could vary by an amount equivalent to a six month shift from those actually utilized in the year-end 2021 detailed valuation review. This would impact projections both for accident years where the selections were directly based on loss development methods as well as the a priori loss ratio assumptions for accident years with selections based on Bornhuetter Ferguson or Cape Cod methods. Similar to loss cost trends, these changes in loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting losses.

U.S. Other Casualty

The key uncertainties for other casualty lines are similar to U.S. Excess Casualty, as the underlying business is long-tailed and can be subject to variability in loss cost trends and changes in loss development factors. These may differ significantly by line of business as coverages such as general liability, medical malpractice and environmental may be subject to different risk drivers.

64 AIG | 2021 Form 10-K

ITEM 7 | Critical Accounting Estimates

Line of Business or Category	Key Assumptions
U.S. Financial Lines

The loss cost trends for U.S. Directors and Officers (D&O) liability business vary by year and subset. After evaluating the historical loss cost levels from prior accident years since the early 1990s, including the potential effect of losses relating to the credit crisis, in our judgment, it is reasonably likely that the actual variation in loss cost levels for these subsets could vary by approximately 10 percent lower or higher on a year-over-year basis than the assumptions actually utilized in the year-end 2021 reserve review. Because the U.S. D&O business has exhibited highly volatile loss trends from one accident year to the next, there is the possibility of an exceptionally high deviation. In our analysis, the effects of loss cost trend assumptions affect the results through the a priori loss ratio assumptions used for the Bornhuetter Ferguson and Cape Cod methods, which impact the projections for the more recent accident years.

The selected loss development factors are also an important assumption, but are less critical than for U.S. Excess Casualty. Because these lines are written on a claims made basis, the loss reporting and development tail is much shorter than for U.S. Excess Casualty. However, the high severity nature of the losses does create the potential for significant deviations in loss development patterns from one year to the next. Similar to U.S. Excess Casualty, after evaluating the historical loss development factors from prior accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss development factors could change by an amount equivalent to a shift by six months from those actually utilized in the year-end 2021 reserve review.

UK/Europe Casualty and Financial Lines

Similar to U.S. business, European Casualty and Financial Lines can be significantly impacted by loss cost trends and changes in loss development factors. The variation in such factors can differ significantly by product and region.

U.S. and UK/Europe Property and Special Risks

For short-tail lines such as Property and Special Risks, variance in outcomes for individual large claims or events can have a significant impact on results. These outcomes generally relate to unique characteristics of events such as catastrophes or losses with significant business interruption claims.

U.S., UK/Europe and Japan Personal Insurance

Personal Insurance is short-tailed in nature similar to Property and Special Risks but less volatile. Variance in estimates can result from unique events such as catastrophes. In addition, some subsets of this business, such as auto liability, can be impacted by changes in loss development factors and loss cost trends.

U.S. Run-Off Long Tail Insurance Lines

These are extremely long-tailed lines of business, and as such, carry a greater than normal degree of uncertainty when selecting loss development factors. Historically, we have used a combination of loss development methods and expected loss ratio methods for excess workers’ compensation and other run-off insurance lines. For environmental claims, we have utilized a variety of methods including traditional loss development approaches, claim department and other expert evaluations of the ultimate costs for certain claims and survival ratio metrics.

Other Reserve Items

Loss adjustment expenses (LAE) are separated into two broad categories: allocated loss adjustment expenses, also referred to as legal defense and cost containment or “legal” and unallocated loss adjustment expenses, which includes certain claims adjuster fees and other internal claim management costs.

We determine reserves for legal expenses for each line of business by one or more actuarial or structural driver methods. For most lines of business, legal costs are analyzed in conjunction with losses. For lines of business where they are separately analyzed the methods used generally include development methods comparable to those described for loss development methods. The development could be based on either the paid loss adjustment expenses or the ratio of paid loss adjustment expenses to paid losses, or both. Other methods include the utilization of expected ultimate ratios of paid loss expense to paid losses, based on actual experience from prior accident years or from similar product lines of business.

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

AIG | 2021 Form 10-K 65

ITEM 7 | Critical Accounting Estimates

The following sensitivity analysis table summarizes the effect on the loss reserve position of using certain alternative loss cost trend (for accident years where we use expected loss ratio methods) or loss development factor assumptions rather than the assumptions actually used in determining our estimates in the year-end loss reserve analyses in 2021:

December 31, 2021	Increase (Decrease)		Increase (Decrease)
(in millions)	to Loss Reserves		to Loss Reserves
Loss cost trends:		Loss development factors:
U.S. Excess Casualty:		U.S. Excess Casualty:
4.5 percent increase	$960	2.5 percent tail factor increase	$1,030
3.5 percent decrease	(580)	2.0 percent tail factor decrease	(830)
U.S. Financial Lines (D&O)		U.S. Financial Lines (D&O)
5.5 percent increase	1,140	3.0 percent tail factor increase	680
4.0 percent decrease	(700)	2.25 percent tail factor decrease	(510)
		U.S. Workers' Compensation:
		Tail factor increase(a)	790
		Tail factor decrease(b)	(540)

(a) Tail factor increase of 1.5 percent for guaranteed cost business and 2 percent for deductible business.

(b) Tail factor decrease of 1 percent for guaranteed cost business and 1.5 percent for deductible business.

For additional information on our reserving process and methodology see Note 12 to the Consolidated Financial Statements.

Future Policy Benefit RESERVEs for Life and Accident and Health Insurance Contracts

Long-duration traditional products primarily include whole life insurance, term life insurance, and certain payout annuities for which the payment period is life-contingent, which include certain of our single premium immediate annuities including U.S. pension risk transfer (PRT) business and structured settlements. In addition, these products also include accident and health, and long-term care (LTC) insurance. The LTC block is in run-off and has been fully reinsured with Fortitude Re.

For long-duration traditional business, a “lock-in” principle applies. Generally, future policy benefits are payable over an extended period of time and related liabilities are calculated as the present value of future benefits less the present value of future net premiums (portion of the gross premium required to provide for all benefits and expenses). The assumptions used to calculate the benefit liabilities and DAC are set when a policy is issued and do not change with changes in actual experience, unless a loss recognition event occurs. The assumptions include mortality, morbidity, persistency, maintenance expenses, and investment returns. These assumptions are typically consistent with pricing inputs. The assumptions also include margins for adverse deviation, principally for key assumptions such as mortality and interest rates used to discount cash flows, to reflect uncertainty given that actual experience might deviate from these assumptions. Establishing margins at contract inception requires management judgment. The extent of the margin for adverse deviation may vary depending on the uncertainty of the cash flows, which is affected by the volatility of the business and the extent of our experience with the product.

66 AIG | 2021 Form 10-K

ITEM 7 | Critical Accounting Estimates

Overview of Loss Recognition Process and Methods

Loss recognition occurs if observed changes in actual experience or estimates result in projected future losses under loss recognition testing. To determine whether loss recognition exists, we determine whether a future loss is expected based on updated current best estimate assumptions. If loss recognition exists, the assumptions as of the loss recognition test date are locked-in and used in subsequent valuations and the net reserves continue to be subject to loss recognition testing. Because of the long-term nature of many of our liabilities subject to the “lock-in” principle, small changes in certain assumptions may cause large changes in the degree of reserve balances. In particular, changes in estimates of future invested asset returns have a large effect on the degree of reserve balances.

Groupings for loss recognition testing are consistent with our manner of acquiring, servicing, and measuring the profitability of the business and are applied by product groupings, that span across issuance years, including traditional life, payout annuities and LTC insurance. Once loss recognition has been recorded for a block of business, the old assumption set is replaced and the assumption set used for the loss recognition would then be subject to the lock-in principle. Our policy is to perform loss recognition testing net of reinsurance. The business ceded to Fortitude Re, is grouped separately. Since 100 percent of the risk has been ceded, no additional loss recognition events are expected to occur unless this business is recaptured.

Key judgments made in loss recognition testing include the following:

• To determine investment returns used in loss recognition tests, we project future cash flows on the assets supporting the liabilities. The duration of these assets is generally comparable to the duration of the liabilities and such, assets are primarily comprised of diversified portfolio of high to medium quality fixed maturity securities, and may also include, to a lesser extent, alternative investments. Our projections include a reasonable allowance for investment expenses and expected credit losses over the projection horizon. A critical assumption in the projection of expected investment income is the assumed net rate of investment return at which excess cash flows are to be reinvested.

• For mortality assumptions, base future assumptions take into account industry and our historical experience, as well as expected mortality changes in the future. The latter judgment is based on a combination of historical mortality trends and industry observations, public health and demography specialists that were consulted by AIG’s actuaries and published industry information.

• For surrender rates, key judgments involve the correlation between expected increases/decreases in interest rates and increases/decreases in surrender rates. To support this judgment, we compare crediting rates on our products to expected rates on competing products under different interest rate scenarios.

• Significant unrealized appreciation on investments in a low interest rate environment may cause DAC to be adjusted and additional future policy benefit liabilities to be recorded through a charge directly to accumulated other comprehensive income (changes related to unrealized appreciation or depreciation of investments). These charges are included, net of tax, with the change in net unrealized appreciation of investments. In applying changes related to unrealized appreciation of investments, the Company overlays unrealized gains and other changes related to unrealized appreciation of investments onto loss recognition tests.

For additional information on impact of changes related to unrealized appreciation (depreciation) to investments, see Note 8 to the Consolidated Financial Statements.

For universal life policies with secondary guarantees, we recognize certain liabilities in addition to policyholder account balances. For universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception, a liability is recognized based on a benefit ratio of (i) the present value of total expected payments, in excess of the account value, over the life of the contract, divided by (ii) the present value of total expected assessments over the life of the contract. Universal life account balances as well as these additional liabilities related to universal life products are reported within Future Policy Benefits in the Consolidated Balance Sheets. These additional liabilities are also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on accumulated assessments, with related changes recognized through Other comprehensive income (loss). The primary policyholder behavior assumptions for these liabilities include mortality, lapses and premium persistency. The primary capital market assumptions used for the liability for universal life secondary guarantees include discount rates and net earned rates.

For additional information on actuarial assumption updates see Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and DAC – Update of Actuarial Assumptions and Models – Investment-Oriented Products.

AIG | 2021 Form 10-K 67

ITEM 7 | Critical Accounting Estimates

LIABILITIES FOR Guaranteed Benefit Features of Variable Annuity, FIXED ANNUITY AND FIXED INDEX ANNUITY Products

Variable annuity products offered by our Individual Retirement and Group Retirement segments offer guaranteed benefit features. These guaranteed features include guaranteed minimum death benefits (GMDB) that are payable in the event of death and living benefits that guarantee lifetime withdrawals regardless of fixed account and separate account value performance. Living benefit features primarily include guaranteed minimum withdrawal benefits (GMWB).

For additional information on these features, see Note 13 to the Consolidated Financial Statements.

The liability for GMDB, which is recorded in future policy benefits, represents the expected value of benefits in excess of the projected account value, with the excess recognized ratably through Policyholder benefits over the accumulation period based on total expected fee assessments. The liabilities for variable annuity GMWB, which are recorded in Policyholder contract deposits, are accounted for as embedded derivatives measured at fair value, with changes in the fair value of the liabilities recorded in net realized gains (losses).

Certain of our fixed annuity and fixed index annuity contracts, which are not offered through separate accounts, contain optional GMWB benefits. Different versions of these GMWB riders contain different guarantee provisions. The liability for GMWB benefits in fixed annuity and fixed index annuity contracts for which the rider guarantee is considered to be clearly and closely related to the host contract are recorded in future policy benefits. This GMWB liability represents the expected value of benefits in excess of the projected account value, with the excess recognized ratably over the accumulation period based on total expected assessments, through Policyholder benefits. For rider guarantees that are linked to equity indices that are considered to be embedded derivatives that are not clearly and closely related to the host contract, the GMWB liability is recorded in Policyholder contract deposits and measured at fair value, with changes in the fair value of the liabilities recorded in net realized gains (losses).

Our exposure to the guaranteed amounts is equal to the amount by which the contract holder’s account balance is below the amount provided by the guaranteed feature. A deferred annuity contract may include more than one type of guaranteed benefit feature; for example, it may have both a GMDB and a GMWB. However, a policyholder can generally only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e., the features are generally mutually exclusive (except a surviving spouse who has a rider to potentially collect both a GMDB upon their spouse’s death and a GMWB during his or her lifetime). A policyholder cannot purchase more than one living benefit on one contract. Declines in the equity markets, increased volatility and a low interest rate environment increase our exposure to potential benefits under the guaranteed features, leading to an increase in the liabilities for those benefits.

For sensitivity analysis which includes the sensitivity of reserves for guaranteed benefit features to changes in the assumptions for interest rates, equity returns, volatility, and mortality see “Estimated Gross Profits to Value Deferred Acquisition Costs and Unearned Revenue for Investment-Oriented Products” below.

For additional information on market risk management related to these product features, see “Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Index Annuity and Universal Life Risk Management and Hedging Programs.”

68 AIG | 2021 Form 10-K

ITEM 7 | Critical Accounting Estimates

The reserving methodology and assumptions used to measure the liabilities of our two largest guaranteed benefit features are presented in the following table:

Guaranteed Benefit Feature	Reserving Methodology & Assumptions and Accounting Judgments
GMDB and Fixed and certain Fixed Index Annuity GMWB

We determine the GMDB liability at each balance sheet date by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected fee assessments. For certain fixed and fixed index annuity products, we determine the GMWB liability at each balance sheet date by estimating the expected withdrawal benefits once the projected account balance has been exhausted ratably over the accumulation period based on total expected assessments. These GMWB features are deemed to not be embedded derivatives as the GMWB feature is determined to be clearly and closely related to the host contract. The present value of the total expected excess payments (e.g., payments in excess of account value) over the life of contract divided by the present value of total expected assessments is referred to as the benefit ratio. The magnitude and direction of the change in reserves may vary over time based on the emergence of the benefit ratio and the level of assessments.

For additional information on how we reserve for variable and fixed index annuity products with guaranteed benefit features see Note 13 to the Consolidated Financial Statements.

Key assumptions and projections include:

• Interest credited that varies by year of issuance and products

• Actuarially determined assumptions for mortality rates that are based upon industry and our historical experience modified to allow for variations in policy features and experience anomalies

• Actuarially determined assumptions for lapse rates that are based upon industry and our historical experience modified to allow for variations in policy features and experience anomalies

• Investment returns, based on stochastically generated scenarios

• Asset returns that include a reversion to the mean methodology, similar to that applied for DAC

In applying separate account asset growth assumptions for the variable annuity GMDB liability, we use a reversion to the mean methodology, the same as that applied to DAC. For the fixed index annuity GMWB liability, policyholder funds are projected assuming growth equal to current option values for the current crediting period followed by option budgets for all subsequent crediting periods. For the fixed annuity liability, policyholder fund growth projected assuming credited rates are expected to be maintained at a target pricing spread, subject to guaranteed minimums.

Variable Annuity and certain Fixed Index Annuity GMWB

GMWB living benefits on variable annuities and GMWB living benefits linked to equity indices on fixed index annuities are embedded derivatives that are required to be bifurcated from the host contract and carried at fair value with changes in the fair value of the liabilities recorded in realized gains (losses). The fair value of these embedded derivatives is based on assumptions that a market participant would use in valuing these embedded derivatives. For additional information on how we reserve for variable and fixed index annuity products with guaranteed benefit features see Note 13 to the Consolidated Financial Statements, and for information on fair value measurement of these embedded derivatives, including how we incorporate our own non-performance risk see Note 4 to the Consolidated Financial Statements.

The fair value of the embedded derivatives, which are Level 3 liabilities, is based on a risk-neutral framework and incorporates actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts. Key assumptions include:

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

AIG | 2021 Form 10-K 69

ITEM 7 | Critical Accounting Estimates

embedded derivatives for fixed index annuity and Life Products

Fixed index annuity and life products provide growth potential based in part on the performance of a market index. Certain fixed index annuity products offer optional guaranteed benefit features similar to those offered on variable annuity products. Policyholders may elect to rebalance among the various accounts within the product at specified renewal dates. At the end of each index term, we generally have the opportunity to re-price the indexed component by establishing different participation rates or caps on equity indexed credited rates. The index crediting feature of these products results in the recognition of an embedded derivative that is required to be bifurcated from the host contract and carried at fair value with changes in the fair value of the liabilities recorded in Net realized gains (losses). Option pricing models are used to estimate fair value, taking into account assumptions for future equity index growth rates, volatility of the equity index, future interest rates, and our ability to adjust the participation rate and the cap on equity indexed credited rates in light of market conditions and policyholder behavior assumptions.

For additional information on market risk management related to these product features see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Index Annuity and Universal Life Risk Management and Hedging Programs.

ESTIMATED GROSS PROFITS TO VALUE DEFERRED ACQUISITION COSTS AND UNEARNED REVENUE for Investment–Oriented Products

Policy acquisition costs and policy issuance costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts related to universal life insurance and investment-type products, for example, variable, fixed and fixed index annuities, (collectively, investment-oriented products) are generally deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the expected lives of the contracts, except in instances where significant negative gross profits are expected in one or more periods. Investment oriented products have a long duration and a disclosed crediting interest rate. Total gross profits include both actual gross profits and estimates of gross profits for future periods. Estimated gross profits include current and projected interest rates, net investment income and spreads, net realized gains and losses, fees, surrender rates, mortality experience and equity market returns and volatility. In estimating future gross profits, lapse assumptions require judgment and can have a material impact on DAC amortization. For fixed index annuity contracts, the future spread between investment income and interest credited to policyholders is a significant judgment, particularly in a low interest rate environment. We regularly evaluate our assumptions used for estimated gross profits. If the assumptions used for estimated gross profits change, DAC and related reserves, including VOBA, DSI, guaranteed benefit reserves and unearned revenue reserve (URR), are recalculated using the new assumptions, and any resulting adjustment is included in income. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products.

In estimating future gross profits for variable annuity products as of December 31, 2021, a long-term annual asset growth assumption of 7.0 percent (before expenses that reduce the asset base from which future fees are projected) was applied to estimate the future growth in assets and related asset-based fees. In determining the asset growth rate, the effect of short-term fluctuations in the equity markets is partially mitigated through the use of a reversion to the mean methodology, whereby short-term asset growth above or below the long-term annual rate assumption impacts the growth assumption applied to the five-year period subsequent to the current balance sheet date. The reversion to the mean methodology allows us to maintain our long-term growth assumptions, while also giving consideration to the effect of actual investment performance. When actual performance significantly deviates from the annual long-term growth assumption, as evidenced by growth assumptions for the five-year reversion to the mean period falling below a certain rate (floor) or above a certain rate (cap) for a sustained period, judgment may be applied to revise or “unlock” the growth rate assumptions to be used for both the five-year reversion to the mean period as well as the long-term annual growth assumption applied to subsequent periods.

For additional information, see Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and DAC – DAC – Reversion to the Mean.

70 AIG | 2021 Form 10-K

ITEM 7 | Critical Accounting Estimates

The following table summarizes the sensitivity of changes in certain assumptions for DAC and DSI, embedded derivatives and other reserves related to guaranteed benefits and URR, measured as the related hypothetical impact on December 31, 2021 balances and the resulting hypothetical impact on pre-tax income, before hedging.

	Increase (decrease) in
		Other		Embedded
		Reserves		Derivatives
		Related to	Unearned	Related to
December 31, 2021	DAC/DSI	Guaranteed	Revenue	Guaranteed	Pre-Tax
(in millions)	Asset	Benefits	Reserve	Benefits	Income
Assumptions:
Net Investment Spread
Effect of an increase by 10 basis points	$140	$(49)	$(6)	$(154)	$349
Effect of a decrease by 10 basis points	(150)	49	1	158	(358)
Equity Return(a)
Effect of an increase by 1%	109	(29)	-	(60)	198
Effect of a decrease by 1%	(105)	37	-	62	(204)
Volatility(b)
Effect of an increase by 1%	(3)	25	-	(32)	4
Effect of a decrease by 1%	3	(24)	-	37	(10)
Interest Rate(c)
Effect of an increase by 1%	-	-	-	(2,550)	2,550
Effect of a decrease by 1%	-	-	-	3,407	(3,407)
Mortality
Effect of an increase by 1%	(10)	41	-	(54)	3
Effect of a decrease by 1%	10	(41)	(1)	54	(2)
Lapse
Effect of an increase by 10%	(123)	(105)	(28)	(94)	104
Effect of a decrease by 10%	126	109	24	97	(104)

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

The sensitivity ranges of 10 basis points, one percent and 10 percent are included for illustrative purposes only and do not reflect the changes in net investment spreads, equity return, volatility, interest rate, mortality or lapse used by AIG in its fair value analyses or estimates of future gross profits to value DAC and related reserves. Changes different from those illustrated may occur in any period and may result from different products.

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

For additional information on guaranteed benefit features of our variable annuities and the related hedging program see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Index Annuity and Universal Life Risk Management and Hedging Programs, Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and DAC – Variable Annuity Guaranteed Benefits and Hedging Results, and Notes 4, 8 and 13 to the Consolidated Financial Statements.

For additional information on actuarial assumption updates see Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and DAC – Update of Actuarial Assumptions and Models – Investment-Oriented Products.

AIG | 2021 Form 10-K 71

ITEM 7 | Critical Accounting Estimates

Reinsurance ASSETS

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

We assess the collectability of reinsurance recoverable balances in each reporting period, through either historical trends of disputes and credit events or financial analysis of the credit quality of the reinsurer. We record adjustments to reflect the results of these assessments through an allowance for credit losses and disputes that reduces the carrying amount of reinsurance and other assets on the consolidated balance sheets (collectively, reinsurance recoverables). This estimate requires significant judgment for which key considerations include:

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

An estimate of the reinsurance recoverables lifetime expected credit losses is established utilizing a probability of default and loss given default method, which reflects the reinsurer’s ORR rating. The allowance for credit losses excludes disputed amounts. An allowance for disputes is established for a reinsurance recoverable using the losses incurred model for contingencies.

For additional information on reinsurance see Note 7 to the Consolidated Financial Statements.

GOODWILL Impairment

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment annually, or more frequently if circumstances indicate an impairment may have occurred. A qualitative assessment may be performed, considering whether events or circumstances exist that lead to a determination that it is not more likely than not that the fair value of an operating segment is less than its carrying value. If management elects to perform a quantitative assessment to determine recoverability of carrying value or is compelled to do so based on the results of a qualitative assessment, the estimate of fair value involves applying one or a combination of common valuation approaches. These include discounted expected future cash flows, market-based earnings multiples and external appraisals, among other methods, all of which require management judgment and are subject to uncertainty, primarily as it relates to assumptions around business growth, earnings projections, and cost of capital.

For additional information on goodwill impairment see Part I, Item 1A. Risk Factors – Estimates and Assumptions and Note 11 to the Consolidated Financial Statements.

72 AIG | 2021 Form 10-K

ITEM 7 | Critical Accounting Estimates

allowance for credit losses ON CERTAIN INVESTMENTS

We maintain an allowance for the expected lifetime credit losses of commercial and residential mortgage loans and available for sale securities. The sufficiency of this allowance is reviewed quarterly using both quantitative and qualitative considerations, which are subject to risks and uncertainties.

Available for sale securities

If we intend to sell a fixed maturity security, or it is more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, an impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized losses. No allowance is established in these situations and any previously recorded allowance is reversed. When assessing our intent to sell a fixed maturity security, or whether it is more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost basis, management evaluates relevant facts and circumstances including, but not limited to, decisions to reposition our investment portfolio, sales of securities to meet cash flow needs and sales of securities to take advantage of favorable pricing.

For fixed maturity securities for which a decline in the fair value below the amortized cost is due to credit related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding charge to realized losses. The allowance for credit losses is limited to the difference between amortized cost and fair value. The estimated recoverable value is the present value of cash flows expected to be collected, as determined by management. The difference between fair value and amortized cost that is not associated with credit related factors is presented in unrealized appreciation (depreciation) of fixed maturity securities on which an allowance for credit losses was previously recognized (a separate component of accumulated other comprehensive income).

Commercial and residential mortgage loans

At the time of origination or purchase, an allowance for credit losses is established for mortgage and other loan receivables and is updated each reporting period. Changes in the allowance for credit losses are recorded in realized losses. This allowance reflects the risk of loss, even when that risk is remote, that is expected over the remaining contractual life of the loan. The allowance for credit losses considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. We revert to historical information when we determine that we can no longer reliably forecast future economic assumptions.

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

For additional information on the methodology and significant inputs, by investment type, that we use to determine the amount of impairment and allowances for loan losses see the discussion in Notes 5 and 6 to the Consolidated Financial Statements.

Legal Contingencies

We estimate and record a liability for potential losses that may arise from regulatory and government investigations and actions, litigation and other forms of dispute resolution to the extent such losses are probable and can be estimated. Determining a reasonable estimate of the amount of such losses requires significant management judgment. In many cases, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the matter is close to resolution. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases that are in the early stages of litigation or in which claimants seek substantial or indeterminate damages, we often cannot predict the outcome or estimate the eventual loss or range of reasonably possible losses related to such matters. Given the inherent unpredictability of such matters, the outcome of certain matters could, from time to time, have a material adverse effect on the company’s consolidated financial condition, results of operations or cash flows.

For additional information on legal, regulatory and litigation matters see Note 15 to the Consolidated Financial Statements.

AIG | 2021 Form 10-K 73

ITEM 7 | Critical Accounting Estimates

Fair Value Measurements of Certain Financial Assets and FINANCIAL Liabilities

Assets and liabilities recorded at fair value in the Consolidated Balance Sheets are measured and classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs available in the marketplace used to measure the fair value. We classify fair value measurements for certain assets and liabilities as Level 3 when they require significant unobservable inputs in their valuation. We consider unobservable inputs to be those for which market data is not available. Our assessment of the significance of a particular input to the fair value measurement of an asset or liability requires judgment.

For additional information about the valuation methodologies of financial instruments measured at fair value see Note 4 to the Consolidated Financial Statements.

Income Taxes

Deferred income taxes represent the tax effect of the differences between the amounts recorded in our Consolidated Financial Statements and the tax basis of assets and liabilities. Our assessment of net deferred income taxes represents management’s best estimate of the tax consequences of various events and transactions, which can themselves be based on other accounting estimates, resulting in incremental uncertainty in the estimation process.

Deferred Tax Asset Recoverability

The evaluation of the recoverability of our deferred tax asset and the need for a valuation allowance requires us to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. As such, changes in tax laws in countries where we transact business can impact our deferred tax asset valuation allowance. We consider multiple factors to reliably estimate future taxable income so we can determine the extent of our ability to realize net operating losses, foreign tax credits, realized capital loss and other carryforwards. These factors include forecasts of future income for each of our businesses, which incorporate forecasts of future statutory income for our insurance companies, and actual and planned business and operational changes, both of which include assumptions about future macroeconomic and AIG-specific conditions and events. We subject the forecasts to stresses of key assumptions and evaluate the effect on tax attribute utilization. We also apply stresses to our assumptions about the effectiveness of relevant prudent and feasible tax planning strategies. In performing our assessment of recoverability, we consider tax laws governing the utilization of net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction. These tax laws are subject to change, resulting in incremental uncertainty in our assessment of recoverability.

Uncertain Tax Positions

Uncertain tax positions represent AIG’s liability for income taxes on tax years subject to review by the Internal Revenue Service or other tax authorities. We determine whether it is more likely than not that a tax position will be sustained, based on technical merits, upon examination by the relevant taxing authorities before any part of the benefit can be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. The completion of review, or the expiration of federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes.

For a discussion of our framework for assessing the recoverability of our deferred tax asset and other tax topics see Note 21 to the Consolidated Financial Statements.

OTHER UNCERTAINTIES

For a discussion of other risks and uncertainties that could impact the Company’s results of operations or financial position, see Part I, Item 1A. Risk Factors and Note 15 to the Consolidated Financial Statements.

74 AIG | 2021 Form 10-K

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

Separation of Life and Retirement Business and Relationship with Blackstone Inc.

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. On November 2, 2021, AIG and Blackstone Inc. (Blackstone) completed the acquisition by Blackstone of a 9.9 percent equity stake in SAFG Retirement Services, Inc. (SAFG), which is the holding company for AIG’s Life and Retirement business, for $2.2 billion in an all cash transaction, subject to adjustment if the final pro forma adjusted book value is greater or lesser than the target pro forma adjusted book value. This resulted in a $629 million decrease to AIG’s shareholders’ equity. As part of the separation, most of AIG’s investment operations were transferred to SAFG or its subsidiaries as of December 31, 2021, and AIG entered into a long-term asset management relationship with Blackstone to manage an initial $50 billion of Life and Retirement’s existing investment portfolio beginning in the fourth quarter of 2021, with that amount increasing by increments of $8.5 billion per year for five years beginning in the fourth quarter of 2022, for an aggregate of $92.5 billion. In addition, Blackstone designated one member of the Board of Directors of SAFG, which consists of 11 directors. Pursuant to the definitive agreement, Blackstone will be required to hold its ownership interest in SAFG following the completion of the separation of the Life and Retirement business, subject to exceptions permitting Blackstone to sell 25%, 67% and 75% of its shares after the first, second and third anniversaries, respectively, of the initial public offering of SAFG (the IPO), with the transfer restrictions terminating in full on the fifth anniversary of the IPO. In the event that the IPO of SAFG is not completed prior to November 2, 2023, Blackstone will have the right to require AIG to undertake the IPO, and in the event that the IPO has not been completed prior to November 2, 2024, Blackstone will have the right to exchange all or a portion of its ownership interest in SAFG for shares of AIG’s common stock on the terms set forth in the definitive agreement. On November 1, 2021, SAFG declared a dividend payable to AIG Parent in the amount of $8.3 billion. In connection with such dividend, SAFG issued a promissory note to AIG Parent in the amount of $8.3 billion, which will be required to be paid to AIG Parent prior to the IPO of SAFG. As of February 16, 2022, no amounts have been paid under the promissory note. While we currently believe the IPO is the next step in the separation of the Life and Retirement business from AIG, no assurance can be given regarding the form that future separation transactions may take or the specific terms or timing thereof, or that a separation will in fact occur. Any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC.

For additional information on the sale of SAFG to Blackstone see Note 16 to the Consolidated Financial Statements.

On December 15, 2021, AIG and Blackstone Real Estate Income Trust (BREIT), a long-term, perpetual capital vehicle affiliated with Blackstone, completed the acquisition by BREIT of AIG’s interests in a U.S. affordable housing portfolio for $4.9 billion, in an all cash transaction, resulting in a pre-tax gain of $3.0 billion. The historical results of the U.S. affordable housing portfolio were reported in our Life and Retirement operating segments.

Debt Cash Tender Offers and Redemptions

In 2021, we repurchased, through cash tender offers, and redeemed $4.0 billion aggregate principal amount of certain notes and debentures issued or guaranteed by AIG, for an aggregate purchase price of $4.4 billion, resulting in a total loss on extinguishment of debt of $408 million.

Sale of Certain AIG Life and Retirement Retail Mutual Funds Business

On February 8, 2021, AIG announced the execution of a definitive agreement with Touchstone Investments (Touchstone), an indirect wholly-owned subsidiary of Western & Southern Financial Group, to sell certain assets of Life and Retirement’s Retail Mutual Funds business. This sale consisted of the reorganization of twelve of the retail mutual funds managed by SunAmerica Asset Management, LLC (SAAMCo), a Life and Retirement entity, into certain Touchstone funds and was subject to certain conditions, including approval of the fund reorganizations by the retail mutual fund boards of directors/trustees and fund shareholders. The transaction closed on July 16, 2021, at which time we received initial proceeds and the twelve retail mutual funds managed by SAAMCo, with $6.8 billion in assets, were reorganized into Touchstone funds. Additional consideration may be earned over a three-year period based on asset levels in certain reorganized funds. Six retail mutual funds managed by SAAMCo and not included in the transaction were liquidated. We will retain our fund management platform and capabilities dedicated to our variable annuity insurance products.

AIG | 2021 Form 10-K 75

ITEM 7 | Executive Summary

Sale of Fortitude Holdings

On June 2, 2020, we completed the sale of a majority of the interests in Fortitude Group Holdings, LLC (Fortitude Holdings) to Carlyle FRL, L.P. (Carlyle FRL), an investment fund advised by an affiliate of The Carlyle Group Inc. (Carlyle), and T&D United Capital Co., Ltd. (T&D), a subsidiary of T&D Holdings, Inc., under the terms of a membership interest purchase agreement entered into on November 25, 2019 (the Purchase Agreement) by and among AIG, Fortitude Holdings, Carlyle FRL, Carlyle, T&D and T&D Holdings, Inc. (the Majority Interest Fortitude Sale). AIG established Fortitude Re, a wholly owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Run-Off operations. As of December 31, 2021, approximately $29.6 billion of reserves from AIG’s Life and Retirement Run-Off Lines and approximately $3.8 billion of reserves from AIG’s General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Run-Off operations. As these reinsurance transactions are structured as modified coinsurance and loss portfolio transfers with funds withheld, following the closing of the Majority Interest Fortitude Sale, AIG continues to reflect the invested assets, which consist mostly of available for sale securities, supporting Fortitude Re’s obligations, in AIG’s financial statements.

AIG sold a 19.9 percent ownership interest in Fortitude Holdings to TC Group Cayman Investments Holdings, L.P., an affiliate of Carlyle, in November 2018. As a result of completion of the Majority Interest Fortitude Sale, Carlyle FRL purchased from AIG a 51.6 percent ownership interest in Fortitude Holdings and T&D purchased from AIG a 25 percent ownership interest in Fortitude Holdings; AIG retained a 3.5 percent ownership interest in Fortitude Holdings and one seat on its Board of Managers. The $2.2 billion of proceeds received by AIG at closing included (i) the $1.8 billion under the Majority Interest Fortitude Sale, subject to a post-closing purchase price adjustment pursuant to which AIG would pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur through December 31, 2023, up to a maximum payment of $500 million; and (ii) a $383 million purchase price adjustment from Carlyle FRL and T&D, corresponding to their respective portions of a proposed $500 million non-pro rata distribution from Fortitude Holdings that was not received by AIG prior to the closing. Effective in the second quarter of 2021, AIG, Fortitude Holdings, Carlyle FRL, T&D and Carlyle amended the Purchase Agreement to finalize the post-closing purchase price adjustment for adverse reserve development. As a result of this amendment, during 2021, AIG recorded a $21 million benefit through Policyholder benefits and losses incurred and eliminated further net exposure to adverse development on the reserves ceded to Fortitude Re.

For additional information on the sale of Fortitude Holdings see Note 7 to the Consolidated Financial Statements.

76 AIG | 2021 Form 10-K

ITEM 7 | Executive Summary

Financial Performance Summary

For information regarding AIG’s results of operations for the year ended December 31, 2020 compared with the year ended December 31, 2019 see Part II, Item 7. MD&A – Executive Summary – Financial Performance Summary of our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report).

Net Income (Loss) Attributable To AIG Common Shareholders (in millions)

2021 and 2020 Comparison

Net income attributable to AIG common shareholders increased $15.3 billion due to the following, on a pre-tax basis:

• the recognition of a $3.0 billion gain on the closing of the sale of the Affordable Housing portfolio in 2021 and a $102 million gain from the sale of certain assets of the Retail Mutual Funds business to Touchstone in 2021, compared to an $8.3 billion loss on the closing of the Majority Interest Fortitude Sale in 2020;

• net realized gain on Fortitude Re funds withheld embedded derivative increased ($2.0 billion) compared to a loss in 2020 and higher net realized gains on Fortitude Re funds withheld assets ($540 million);

• higher net realized gains excluding Fortitude Re funds withheld assets and embedded derivatives of $1.8 billion, driven by a $1.1 billion increase in gains on global real estate and other assets, a $646 million increase on derivative and hedge activity partially offset by losses on variable annuity embedded derivatives, net of hedging, as well as favorable movement in the allowance for credit losses on fixed maturity securities and loans ($557 million), partially offset by losses on foreign exchange ($349 million);

• higher underwriting income in General Insurance ($2.1 billion) from higher net premium marked by strong rate improvement, higher renewal retentions and strong new business growth, with continued attritional loss ratio improvement as well as lower catastrophe losses, net of reinstatement premiums ($1.1 billion) and improved prior year reserve development ($125 million);

• $981 million higher net investment income, or $63 million excluding Fortitude Re funds withheld assets, with higher returns in our investment portfolio primarily due to alternative investments, an increase which was driven by positive returns achieved in equity markets, partially offset by declines in fair value of equity securities; and

• prior period having included the results of Fortitude Re, a loss of $233 million, up through the Majority Interest Fortitude Sale on June 2, 2020.

The $3.6 billion increase in income tax expense was primarily attributable to higher income from continuing operations and $1.7 billion attributable to the tax benefit on the deconsolidation of Fortitude Holdings in 2020.

For additional information see Consolidated Results of Operations.

AIG | 2021 Form 10-K 77

ITEM 7 | Executive Summary

Adjusted Pre-Tax Income (Loss)* (in millions)

2021 and 2020 Comparison

Adjusted pre-tax income increased $2.9 billion primarily due to:

• higher underwriting income in General Insurance ($2.1 billion) from higher net premium marked by strong rate improvement, higher renewal retentions and strong new business growth, with continued attritional loss ratio improvement as well as lower catastrophe losses, net of reinstatement premiums ($1.1 billion) and improved prior year development ($125 million); and

• higher net investment income ($619 million), driven by returns in alternative investments.

* Non-GAAP measure – for reconciliation of non-GAAP to GAAP measures see Consolidated Results of Operations.

General Operating and Other Expenses (in millions)

General operating and other expenses increased $394 million in 2021 compared to 2020 primarily due to increases in professional fees inclusive of transaction costs, performance-based employee costs and other acquisition expenses.

General operating and other expenses for 2021 and 2020 included approximately $433 million and $435 million, respectively, of pre-tax restructuring and other costs which were primarily comprised of employee severance charges and other costs related to organizational simplification, operational efficiency, and business rationalization.

78 AIG | 2021 Form 10-K

ITEM 7 | Executive Summary

AIG’s Outlook – Industry and economic factors

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under challenging market conditions in 2021, characterized by factors such as the impact of COVID-19 and the related governmental and societal responses, interest rate volatility, inflationary pressures, an uneven global economic recovery and global trade tensions. Responses by central banks and monetary authorities with respect to inflation, growth concerns and other macroeconomic factors have also affected global exchange rates and volatility.

Impact of COVID-19

We are continually assessing the impact on our business, operations and investments of COVID-19 and the resulting ongoing economic and societal disruption. These impacts initially included a global economic contraction, disruptions in financial markets, increased market volatility and declines in certain equity and other asset prices that had negative effects on our investments, our access to liquidity, our ability to generate new sales and the costs associated with claims. While global financial markets recovered in 2021, there remains a risk that the disruptions previously experienced could return and new ones emerge as COVID-19 persists or new variants continue to arise. In addition, in response to the pandemic, new governmental, legislative and regulatory actions have been taken and continue to be developed that have resulted and could continue to result in additional restrictions and requirements, or court decisions rendered, relating to or otherwise affecting our policies that may have a negative impact on our business, operations and capital.

General Insurance offers numerous products for which we are monitoring claims activity and assessing adverse impact on future new and renewal business in relation to the COVID-19 pandemic. We are continually reassessing our exposures in light of unfolding developments in the U.S. and globally and evaluating coverage by our reinsurance arrangements.

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

We have a diverse investment portfolio with material exposures to various forms of credit risk. The far-reaching economic impacts of COVID-19 have been largely offset, to date, by intervention taken by governments and monetary authorities and equity market rebound resulting in a minimal impact on the value of the portfolio. At this point in time, uncertainty surrounding the duration and severity of the COVID-19 pandemic makes the long-term financial impact difficult to quantify.

For additional information please see Part I, Item 1A. Risk Factors – Market Conditions – COVID-19 has adversely affected, and is expected to continue to adversely affect, our global business, results of operations, financial condition and liquidity and its ultimate impact will depend on future developments that are uncertain and cannot be predicted.

Impact of Changes in the Interest Rate Environment

Key U.S. benchmark rates have been volatile in 2021 as investors form opinions over elevated inflation measures. While key rates have recently increased, they are still historically low. The low interest rate environment negatively affects sales of interest rate sensitive products in our industry and negatively impacts the profitability of our existing business as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios. We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities. We may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities. A low interest rate environment could also impair our ability to earn the returns assumed in the pricing and the reserving of our products at the time they were sold and issued.

Additionally, sustained low interest rates may result in higher pension expense due to the impact on discounting of projected benefit cash flows.

AIG | 2021 Form 10-K 79

ITEM 7 | Executive Summary

Annuity Sales and Surrenders

The sustained low interest rate environment has a significant impact on the annuity industry. Low long-term interest rates put pressure on investment returns, which may negatively affect sales of interest rate sensitive products and reduce future profits on certain existing fixed rate products. However, our disciplined pricing has helped to mitigate some of the pressure on investment spreads. Rapidly rising interest rates could create the potential for increased sales, but may also drive higher surrenders. Fixed annuities have surrender charge periods, generally in the three-to-seven year range, and within our Group Retirement segment, certain of our fixed investment options are subject to other withdrawal restrictions, which may help mitigate increased early surrenders in a rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to contract holders have driven better than expected persistency in fixed annuities, although the reserves for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio. We closely monitor surrenders of fixed annuities as contracts with lower minimum interest rates come out of the surrender charge period. Changes in interest rates significantly impact the valuation of our liabilities for annuities with guaranteed living benefit features and the value of the related hedging portfolio.

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

The contractual provisions for renewal of crediting rates and guaranteed minimum crediting rates included in our products has reduced spreads in a sustained low interest rate environment and thus reduces future profitability.

For additional information on our investment and asset-liability management strategies see Investments.

For investment-oriented products, including universal life insurance, and variable, fixed and fixed index annuities, in our Individual Retirement, Group Retirement, Life Insurance and Institutional Markets businesses, our spread management strategies include disciplined pricing and product design for new business, modifying or limiting the sale of products that do not achieve targeted spreads, using asset-liability management to match assets to liabilities to the extent practicable, and actively managing crediting rates to help mitigate some of the pressure on investment spreads. Renewal crediting rate management is done under contractual provisions that were designed to allow crediting rates to be reset at pre-established intervals in accordance with state and federal laws and subject to minimum crediting rate guarantees. We expect to continue to adjust crediting rates on in-force business to mitigate the pressure on spreads from declining base yields, but our ability to lower crediting rates may be limited by the competitive environment, contractual minimum crediting rates, and provisions that allow rates to be reset only at pre-established intervals. If and as interest rates rise, we may need to raise crediting rates on in-force business for competitive and other reasons, potentially offsetting a portion of the additional investment income resulting from investing in a higher interest rate environment.

Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 68 percent were crediting at the contractual minimum guaranteed interest rate at December 31, 2021. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent were 58 percent and 59 percent at December 31, 2021 and December 31, 2020, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning. In the universal life products in our Life Insurance business, 67 percent of the account values were crediting at the contractual minimum guaranteed interest rate at December 31, 2021.

80 AIG | 2021 Form 10-K

ITEM 7 | Executive Summary

The following table presents fixed annuity and universal life account values of our Individual Retirement, Group Retirement and Life Insurance operating segments by contractual minimum guaranteed interest rate and current crediting rates, excluding balances ceded to Fortitude Re:

	Current Crediting Rates
December 31, 2021		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
<=1%	$10,212	$1,911	$17,936	$30,059
> 1% - 2%	4,540	28	1,681	6,249
> 2% - 3%	10,353	-	18	10,371
> 3% - 4%	8,151	41	6	8,198
> 4% - 5%	477	-	5	482
> 5% - 5.5%	34	-	4	38
Total Individual Retirement	$33,767	$1,980	$19,650	$55,397
Group Retirement*
<=1%	$2,134	$3,254	$4,682	$10,070
> 1% - 2%	6,027	644	99	6,770
> 2% - 3%	14,699	-	-	14,699
> 3% - 4%	708	-	-	708
> 4% - 5%	6,962	-	-	6,962
> 5% - 5.5%	159	-	-	159
Total Group Retirement	$30,689	$3,898	$4,781	$39,368
Universal life insurance
<=1%	$-	$-	$-	$-
> 1% - 2%	103	25	359	487
> 2% - 3%	258	533	1,208	1,999
> 3% - 4%	1,417	178	213	1,808
> 4% - 5%	3,085	2	-	3,087
> 5% - 5.5%	236	-	-	236
Total universal life insurance	$5,099	$738	$1,780	$7,617
Total	$69,555	$6,616	$26,211	$102,382
Percentage of total	68%	6%	26%	100%

* Individual Retirement and Group Retirement amounts shown include fixed options within variable annuity products.

AIG | 2021 Form 10-K 81

ITEM 7 | Executive Summary

General Insurance

The impact of low interest rates on our General Insurance segment reduces the benefit of investment income in our pricing. This leads to stronger requirements for underwriting profitability in all of our portfolios, particularly those for long-tail casualty business.

Although investing at lower interest rates puts pressure on our ability to adjust pricing to achieve profitability objectives, market conditions have been conducive to achieving our pricing targets. The pressure on pricing does not necessarily ease as interest rates rise, as the changes in interest rates are a lagging response to economic conditions of unemployment and inflation. We monitor these trends closely, particularly loss cost trend uncertainty, to ensure that not only our pricing, but also our loss reserving, assumptions are proactive to, and considerate of, current and future economic conditions.

For our General Insurance segment loss reserves, sustained low interest rates may unfavorably affect the statutory net loss reserve discount for workers’ compensation and its associated amortization.

Impact of Currency Volatility

Currency volatility remains acute. This volatility affected income for those businesses with substantial international operations. In particular, growth trends in net premiums written reported in U.S. dollars can differ significantly from those measured in original currencies. The net effect on underwriting results, however, is significantly mitigated, as both revenues and expenses are similarly affected.

These currencies may continue to fluctuate, in either direction, especially as a result of central bank responses to inflation, concerns regarding future economic growth and other macroeconomic factors, and such fluctuations will affect net premiums written growth trends reported in U.S. dollars, as well as financial statement line item comparability.

General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

Years Ended December 31,				Percentage Change
Rate for 1 USD	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Currency:
GBP	0.73	0.78	0.79	(6)%	(1)%
EUR	0.84	0.88	0.90	(5)%	(2)%
JPY	108.92	107.23	109.31	2%	(2)%

Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

82 AIG | 2021 Form 10-K

ITEM 7 | Consolidated Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three-year period ended December 31, 2021. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.

For information regarding the Critical Accounting Estimates that affect our results of operations see Critical Accounting Estimates. For information regarding AIG’s results of operations for the year ended December 31, 2019 and the year ended December 31, 2020 compared with the year ended December 31, 2019 see Part II, Item 7. MD&A – Consolidated Results of Operations of our 2020 Annual Report.

The following table presents our consolidated results of operations and other key financial metrics:

Years Ended December 31,				Percentage Change
(in millions)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Revenues:
Premiums	$31,259	$28,523	$30,561	10%		(7)%
Policy fees	3,051	2,917	3,015	5		(3)
Net investment income:
Net investment income - excluding Fortitude Re funds
withheld assets	12,641	12,578	14,619	1		(14)
Net investment income - Fortitude Re funds withheld
assets	1,971	1,053	-	87		NM
Total net investment income	14,612	13,631	14,619	7		(7)
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re
funds withheld assets and embedded derivative	1,751	(56)	632	NM		NM
Net realized gains on Fortitude Re funds
withheld assets	1,003	463	-	117		NM
Net realized losses on Fortitude Re funds
withheld embedded derivative	(603)	(2,645)	-	77		NM
Total net realized gains (losses)	2,151	(2,238)	632	NM		NM
Other income	984	903	919	9		(2)
Total revenues	52,057	43,736	49,746	19		(12)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	24,388	24,806	25,402	(2)		(2)
Interest credited to policyholder account balances	3,557	3,622	3,832	(2)		(5)
Amortization of deferred policy acquisition costs	4,573	4,211	5,164	9		(18)
General operating and other expenses	8,790	8,396	8,537	5		(2)
Interest expense	1,305	1,457	1,417	(10)		3
Loss on extinguishment of debt	389	12	32	NM		(63)
Net (gain) loss on divestitures	(3,044)	8,525	75	NM		NM
Total benefits, losses and expenses	39,958	51,029	44,459	(22)		15
Income (loss) from continuing operations before
income tax expense (benefit)	12,099	(7,293)	5,287	NM		NM
Current	(45)	217	545	NM		(60)
Deferred	2,221	(1,677)	621	NM		NM
Income tax expense (benefit)	2,176	(1,460)	1,166	NM		NM
Income (loss) from continuing operations	9,923	(5,833)	4,121	NM		NM
Income from discontinued operations, net of income
taxes	-	4	48	NM		(92)
Net income (loss)	9,923	(5,829)	4,169	NM		NM
Less: Net income attributable to
noncontrolling interests	535	115	821	365		(86)
Net income (loss) attributable to AIG	9,388	(5,944)	3,348	NM		NM
Less: Dividends on preferred stock	29	29	22	-		32
Net income (loss) attributable to AIG common
shareholders	$9,359	$(5,973)	$3,326	NM	%	NM	%
AIG | 2021 Form 10-K 83

ITEM 7 | Consolidated Results of Operations

Years Ended December 31,	2021	2020	2019
Return on common equity	14.5%	(9.4)%	5.3%
Adjusted return on common equity	8.6%	4.4%	8.3%

		December 31,	December 31,
(in millions, except per common share data)		2021	2020
Balance sheet data:
Total assets		$596,112	$586,481
Long-term debt		23,741	28,103
Debt of consolidated investment entities		6,422	9,431
Total AIG shareholders’ equity		65,956	66,362
Book value per common share		79.97	76.46
Adjusted book value per common share		68.83	57.01

The following table presents a reconciliation of Book value per common share to Adjusted book value per common share, which is a non-GAAP measure. For additional information see Use of Non-GAAP Measures.

	At December 31,
(in millions, except per common share data)	2021	2020	2019
Total AIG shareholders' equity	$65,956	$66,362	$65,675
Preferred equity	485	485	485
Total AIG common shareholders' equity	65,471	65,877	65,190
Less: Accumulated other comprehensive income (loss)	6,687	13,511	4,982
Add: Cumulative unrealized gains and losses related to
Fortitude Re funds withheld assets	2,791	4,657	-
Less: Deferred tax assets	5,221	7,907	8,977
Adjusted common shareholders' equity	$56,354	$49,116	$51,231

Total common shares outstanding	818.7	861.6	870.0
Book value per common share	$79.97	$76.46	$74.93
Adjusted book value per common share	68.83	57.01	58.89

The following table presents a reconciliation of Return on common equity to Adjusted return on common equity, which is a non-GAAP measure. For additional information see Use of Non-GAAP Measures.

Years Ended December 31,
(dollars in millions)	2021	2020	2019
Actual or annualized net income (loss) attributable to AIG
common shareholders	$9,359	$(5,973)	$3,326
Actual or annualized adjusted after-tax income
attributable to AIG common shareholders	4,430	2,201	4,078

Average AIG common shareholders' equity	$64,704	$63,225	$62,205
Less: Average AOCI	9,096	7,529	3,261
Add: Average cumulative unrealized gains and losses related to
Fortitude Re funds withheld assets	3,200	2,653	-
Less: Average DTA	7,025	8,437	9,605
Average adjusted AIG common shareholders' equity	$51,783	$49,912	$49,339
Return on common equity	14.5%	(9.4)%	5.3%
Adjusted return on common equity	8.6%	4.4%	8.3%

84 AIG | 2021 Form 10-K

ITEM 7 | Consolidated Results of Operations

The following table presents a reconciliation of revenues to adjusted revenues:

Years Ended December 31,
(in millions)	2021	2020	2019
Revenues	$52,057	$43,736	$49,746
Changes in fair value of securities used to hedge guaranteed living benefits	(60)	(56)	(228)
Changes in the fair value of equity securities	237	(200)	(158)
Other income (expense) - net	24	(49)	(46)
Net investment income on Fortitude Re funds withheld assets	(1,971)	(1,053)	-
Net realized gains on Fortitude Re funds withheld assets	(1,003)	(463)	-
Net realized losses on Fortitude Re funds withheld embedded derivative	603	2,645	-
Net realized (gains) losses*	(1,585)	148	(395)
Non-operating litigation reserves and settlements	-	(23)	(9)
Adjusted Revenues	$48,302	$44,685	$48,910

* Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.

The following table presents a reconciliation of pre-tax income (loss)/net income (loss) attributable to AIG to adjusted pre-tax income (loss)/adjusted after-tax income (loss) attributable to AIG:

Years Ended December 31,	2021				2020				2019
		Total Tax	Non-			Total Tax	Non-			Total Tax	Non-
		(Benefit)	controlling	After		(Benefit)	controlling	After		(Benefit)	controlling	After
(in millions, except per common share data)	Pre-tax	Charge	Interests(d)	Tax	Pre-tax	Charge	Interests(d)	Tax	Pre-tax	Charge	Interests(e)	Tax
Pre-tax income (loss)/net income (loss), including
noncontrolling interests	$12,099	$2,176	$-	$9,923	$(7,293)	$(1,460)	$-	$(5,829)	$5,287	$1,166	$-	$4,169
Noncontrolling interests			(535)	(535)			(115)	(115)			(821)	(821)
Pre-tax income (loss)/net income (loss)
attributable to AIG	$12,099	$2,176	$(535)	$9,388	$(7,293)	$(1,460)	$(115)	$(5,944)	$5,287	$1,166	$(821)	$3,348
Dividends on preferred stock				29				29				22
Net income (loss) attributable to AIG common
shareholders				$9,359				$(5,973)				$3,326
Changes in uncertain tax positions and other tax
adjustments(a)		998	-	(998)		132	-	(132)		(30)	-	30
Deferred income tax valuation allowance
(releases) charges(b)		(718)	-	718		65	-	(65)		43	-	(43)
Changes in fair value of securities used to hedge
guaranteed living benefits	(61)	(13)	-	(48)	(41)	(9)	-	(32)	(194)	(40)	-	(154)
Changes in benefit reserves and DAC, VOBA and
DSI related to net realized gains (losses)	52	11	-	41	(12)	(3)	-	(9)	(56)	(12)	-	(44)
Changes in the fair value of equity securities	237	49	-	188	(200)	(42)	-	(158)	(158)	(33)	-	(125)
Loss on extinguishment of debt	389	82	-	307	12	2	-	10	32	7	-	25
Net investment income on Fortitude Re funds withheld
assets	(1,971)	(414)	-	(1,557)	(1,053)	(221)	-	(832)	-	-	-	-
Net realized gains on Fortitude Re funds
withheld assets	(1,003)	(211)	-	(792)	(463)	(98)	-	(365)	-	-	-	-
Net realized losses on Fortitude Re funds withheld
embedded derivative	603	126	-	477	2,645	555	-	2,090	-	-	-	-
Net realized (gains) losses(c)	(1,623)	(341)	-	(1,282)	97	22	-	75	(456)	(99)	-	(357)
Income from discontinued operations				-				(4)				(48)
Net (gain) loss on divestitures	(3,044)	(650)	-	(2,394)	8,525	1,610	-	6,915	75	9	-	66
Non-operating litigation reserves and settlements	3	1	-	2	(21)	(4)	-	(17)	(2)	-	-	(2)
Favorable prior year development and
related amortization changes ceded under
retroactive reinsurance agreements	(186)	(39)	-	(147)	(221)	(46)	-	(175)	(267)	(56)	-	(211)
Net loss reserve discount (benefit) charge	(193)	(40)	-	(153)	516	109	-	407	955	201	-	754
Pension expense related to lump sum
payments to former employees	34	7	-	27	-	-	-	-	-	-	-	-
Integration and transaction costs associated with
acquiring or divesting businesses	83	18	-	65	12	3	-	9	24	5	-	19
Restructuring and other costs	433	91	-	342	435	91	-	344	218	46	-	172
Non-recurring costs related to regulatory or
accounting changes	68	15	-	53	65	14	-	51	12	2	-	10
Noncontrolling interests(d)			222	222			62	62			660	660
Adjusted pre-tax income/Adjusted after-tax
income attributable to AIG common
shareholders	$5,920	$1,148	$(313)	$4,430	$3,003	$720	$(53)	$2,201	$5,470	$1,209	$(161)	$4,078

Weighted average diluted shares outstanding(e)				864.9				869.3				889.5
Income (loss) per common share attributable to
AIG common shareholders (diluted)(e)				$10.82				$(6.88)				$3.74
Adjusted after-tax income per common
share attributable to AIG common
shareholders (diluted)(e)				$5.12				$2.52				$4.58

(a) The years ended December 31, 2021 and December 31, 2020 include the completion of audit activity by the Internal Revenue Service (IRS). The year ended December 31, 2020 also includes the write-down of net operating loss deferred tax assets in certain foreign jurisdictions, which is offset by valuation allowance release.

AIG | 2021 Form 10-K 85

ITEM 7 | Consolidated Results of Operations

(b) The years ended December 31, 2021 and 2020 include valuation allowance established against a portion of certain tax attribute carryforwards of AIG's U.S. federal consolidated income tax group, as well as valuation allowance changes in certain foreign jurisdictions.

(c) Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.

(d) For the year ended December 31, 2021, noncontrolling interests include realized non-operating gains on consolidated investment entities. Prior to June 2, 2020, noncontrolling interests was primarily due to the 19.9 percent investment in Fortitude Holdings by an affiliate of Carlyle, which occurred in the fourth quarter of 2018. Carlyle was allocated 19.9 percent of Fortitude Holdings’ standalone financial results through the June 2, 2020 closing date of the Majority Interest Fortitude Sale. Fortitude Holdings’ results were mostly eliminated in AIG’s consolidated income from continuing operations given that its results arose from intercompany transactions. Noncontrolling interests was calculated based on the standalone financial results of Fortitude Holdings. The most significant component of Fortitude Holdings’ standalone results was the change in fair value of the embedded derivatives which changes with movements in interest rates and credit spreads, and which was recorded in net realized gains and losses of Fortitude Holdings. In accordance with AIG's adjusted after-tax income definition, realized gains and losses are excluded from noncontrolling interests. Subsequent to the Majority Interest Fortitude Sale, AIG owns 3.5 percent of Fortitude Holdings and no longer consolidates Fortitude Holdings in its financial statements as of such date. The noncontrolling interest in Fortitude Holdings is carried at cost within AIG’s Other invested assets, which was $100 million as of December 31, 2021.

Fortitude Holdings’ summarized financial information (standalone results), prior to the Majority Interest Fortitude Sale on June 2, 2020 is presented below:

Years Ended December 31,	2020		2019
	Fortitude	AIG Noncontrolling	Fortitude	AIG Noncontrolling
(in millions)	Holdings	Interest	Holdings	Interest
Revenues	$653	$130	$2,359	$470
Expenses	702	140	1,890	376
Adjusted pre-tax income (loss)	(49)	(10)	469	94
Taxes (benefit) expense	(10)	(2)	98	20
Adjusted after-tax income (loss)	(39)	(8)	371	74

Net realized gains and other charges	383	77	4,216	839
Taxes on net realized gains and other charges	81	16	886	177
Net realized gains and other charges - after-tax	302	61	3,330	662
Net income	$263	$53	$3,701	$736

(e) For the year ended December 31, 2020, because we reported a net loss attributable to AIG common shareholders, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts. However, because we reported adjusted after-tax income attributable to AIG common shareholders, the calculation of adjusted after-tax income per diluted share attributable to AIG common shareholders includes 5,401,597 dilutive shares for the year ended December 31, 2020.

pre-tax income (LOSS) Comparison for 2021 and 2020

Pre-tax income of $12.1 billion in 2021 compared to pre-tax loss of $7.3 billion in 2020.

For the main drivers impacting AIG’s results of operations, see Executive Summary – Financial Performance Summary – Net Income (Loss) Attributable to AIG Common Shareholders.

U.S. Tax law changes

The IRS has continued to issue new guidance in relation to the Tax Act enacted in 2017. Guidance has been issued covering provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries, foreign tax credits by which the U.S. mitigates double taxation of foreign operations, and other elements of tax law. Changes to this guidance, and other provisions of tax law, are expected in future periods. Such guidance may result in changes to the interpretations and assumptions we made and actions we may take, which may impact amounts recorded with respect to international provisions of the Tax Act, possibly materially. Consistent with accounting guidance, we have made an accounting policy election to treat GILTI taxes as a period tax charge in the period the tax is incurred.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act to mitigate the economic impacts of the COVID-19 pandemic. The tax provisions of the CARES Act have not had and are currently not expected to have a material impact on AIG’s U.S. federal tax liabilities.

On November 15, 2021, the U.S. enacted the Infrastructure Investment and Jobs Act to improve infrastructure in the U.S. The tax provisions of the Infrastructure Investment and Jobs Act have not had and are currently not expected to have a material impact on AIG’s U.S. federal tax liabilities.

Repatriation Assumptions

For 2021, we consider our foreign earnings with respect to certain operations in Canada, South Africa, Japan, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

86 AIG | 2021 Form 10-K

ITEM 7 | Consolidated Results of Operations

INCOME TAX EXPENSE ANALYSIS

For the year ended December 31, 2021, the effective tax rate on income from continuing operations was 18.0 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to:

• tax benefits of:

– $935 million associated with the release of reserves for uncertain tax positions, penalties and interest related to the recent completion of audit activity by the IRS, as well as release of reserves for uncertain tax positions and interest related to a New York State tax settlement based on the completion of recent audit activity,

– $109 million of reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities,

– $97 million related to income attributable to non-controlling interests, and

– $55 million associated with tax exempt income;

• partially offset by tax charges of:

– $700 million associated with the establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards,

– $134 million associated with the effect of foreign operations, and

– $37 million of state and local income taxes.

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

– $76 million associated with the effect of foreign operations, and

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

AIG | 2021 Form 10-K 87

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

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. For further discussion on the separation of Life and Retirement see Note 1 to the Consolidated Financial Statements.

For information regarding AIG’s results of operations for the year ended December 31, 2020 compared with the year ended December 31, 2019 see Part II, Item 7. MD&A – Business Segment Operations of our 2020 Annual Report.

The following table summarizes Adjusted pre-tax income (loss) from our business segment operations. See also Note 3 to the Consolidated Financial Statements.

Years Ended December 31,
(in millions)	2021	2020	2019
General Insurance
North America - Underwriting loss	$(47)	$(1,301)	$(365)
International - Underwriting income	1,102	277	454
Net investment income	3,304	2,925	3,444
General Insurance	4,359	1,901	$3,533
Life and Retirement
Individual Retirement	1,939	1,938	1,977
Group Retirement	1,284	1,013	937
Life Insurance	106	142	331
Institutional Markets	582	438	308
Life and Retirement	3,911	3,531	3,553
Other Operations
Other Operations before consolidation and eliminations	(1,418)	(1,963)	(1,312)
Consolidation and eliminations	(932)	(466)	(304)
Other Operations	(2,350)	(2,429)	(1,616)
Adjusted pre-tax income	$5,920	$3,003	$5,470

88 AIG | 2021 Form 10-K

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

Global Specialty: Products include Aero, political risk, trade credit, portfolio solutions, energy-related property insurance products and marine.

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

AIG | 2021 Form 10-K 89

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

• tort environment volatility in certain jurisdictions and lines of business; and

• volatility in claims arising from natural and man-made catastrophes, including public health events, such as the COVID-19 pandemic.

OUTLOOK – INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our operating segments:

The worldwide health and economic impact of COVID-19 continues to evolve, influenced by the scope, severity and duration of the pandemic as well as the actions of governments, judiciaries, legislative bodies, regulators and other third parties in response, all of which are subject to continuing uncertainty. While production in certain lines of business continues to remain near or below pre-COVID-19 levels, the global economic recovery, although uneven, is having a positive impact on consumer and business demand across our Commercial Lines and Personal Insurance businesses. The overall results of General Insurance for 2021 reflect continued strong performance from our Commercial Lines portfolio and positive momentum within Personal Insurance. Across our North America and International Commercial Lines of business we have seen increased demand for our insurance products with improvement in rates as well as terms and conditions. We continue to monitor inflationary impacts resulting from government stimulus, sharp increases in demand, labor force and supply chain disruptions, among other factors, on rate adequacy and loss cost trends. The ultimate impact of COVID-19 on our business will likely be influenced by the evolution of the virus and its potential to further impact the global economy.

General Insurance – North America

The North America business remains in a firm market with common drivers being higher industry-wide claims severity trends driven by social and economic inflation, higher natural catastrophe losses over recent years driven by increasing loss frequency and severity (in part connected to climate change), the uncertain impact of COVID-19 and the low interest rate environment. While market discipline continues to support price increases across most lines (outside of Workers’ Compensation), we are seeing capacity move back into the market in certain segments given the improved pricing levels. We have focused on retaining our best accounts which has led to improving retention across the portfolio. These retention rates are often coupled with an exposure limit management strategy to reduce volatility within the portfolio. We continue to proactively identify segment growth areas as market conditions warrant through effective portfolio management, while non-renewing unprofitable business.

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

90 AIG | 2021 Form 10-K

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

General insurance RESULTS

Years Ended December 31,				Change
(in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Underwriting results:
Net premiums written	$25,890	$22,959	$25,092	13%	(9)%
(Increase) decrease in unearned premiums	(833)	703	1,346	NM	(48)
Net premiums earned	25,057	23,662	26,438	6	(11)
Losses and loss adjustment expenses incurred(a)	16,097	16,803	17,246	(4)	(3)
Acquisition expenses:
Amortization of deferred policy acquisition costs	3,530	3,538	4,482	-	(21)
Other acquisition expenses	1,373	1,283	1,292	7	(1)
Total acquisition expenses	4,903	4,821	5,774	2	(17)
General operating expenses	3,002	3,062	3,329	(2)	(8)
Underwriting income (loss)	1,055	(1,024)	89	NM	NM
Net investment income	3,304	2,925	3,444	13	(15)
Adjusted pre-tax income	$4,359	$1,901	$3,533	129%	(46)%
Loss ratio(a)	64.2	71.0	65.2	(6.8)	5.8
Acquisition ratio	19.6	20.4	21.8	(0.8)	(1.4)
General operating expense ratio	12.0	12.9	12.6	(0.9)	0.3
Expense ratio	31.6	33.3	34.4	(1.7)	(1.1)
Combined ratio(a)	95.8	104.3	99.6	(8.5)	4.7
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(5.4)	(10.3)	(4.8)	4.9	(5.5)
Prior year development, net of reinsurance and prior
year premiums	0.6	0.1	1.1	0.5	(1.0)
Adjustment for ceded premiums under reinsurance
contracts and other	-	-	0.1	NM	NM
Accident year loss ratio, as adjusted	59.4	60.8	61.6	(1.4)	(0.8)
Accident year combined ratio, as adjusted	91.0	94.1	96.0	(3.1)	(1.9)

(a) Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

AIG | 2021 Form 10-K 91

ITEM 7 | Business Segment Operations | General Insurance

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

Years Ended December 31,				Percentage Change in		Percentage Change in
				U.S. dollars		Original Currency
(in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
North America	$11,733	$9,784	$11,490	20%	(15)%	20%	(15)%
International	14,157	13,175	13,602	7	(3)	5	(3)
Total net premiums written	$25,890	$22,959	$25,092	13%	(9)%	11%	(9)%

The following tables present General Insurance accident year catastrophes(a) by geography(b) and number of events:

	# of		North
(in millions)	Events		America	International	Total
Year Ended December 31, 2021
Flooding, rainstorms and other	7		$136	$136	$272
Windstorms and hailstorms	10		541	72	613
Winter storms	3		283	64	347
Wildfires	4		67	-	67
Earthquakes	1		-	19	19
Civil unrest	1		20	19	39
Reinstatement premiums			7	13	20
Total catastrophe-related charges	26		$1,054	$323	$1,377
Year Ended December 31, 2020
Flooding, rainstorms and other	4		$27	$64	$91
Windstorms and hailstorms	14		759	195	954
Wildfires	5		145	2	147
Earthquakes	2		35	12	47
COVID-19	N/A	(c)	703	390	1,093
Civil unrest	1		68	28	96
Reinstatement premiums			(11)	25	14
Total catastrophe-related charges	26		$1,726	$716	$2,442
Year Ended December 31, 2019
Flooding, rainstorms and other	3		$20	$13	$33
Windstorms and hailstorms	22		653	383	1,036
Winter storms	4		96	1	97
Wildfires	3		58	10	68
Civil unrest	2		-	23	23
Reinstatement premiums			(14)	35	21
Total catastrophe-related charges	34		$813	$465	$1,278

(a) Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil unrest that exceed the $10 million threshold.

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

92 AIG | 2021 Form 10-K

ITEM 7 | Business Segment Operations | General Insurance

North America Results

Years Ended December 31,				Change
(in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Underwriting results:
Net premiums written	$11,733	$9,784	$11,490	20%	(15)%
(Increase) decrease in unearned premiums	(744)	518	646	NM	(20)
Net premiums earned	10,989	10,302	12,136	7	(15)
Losses and loss adjustment expenses incurred(a)	8,134	8,720	8,867	(7)	(2)
Acquisition expenses:
Amortization of deferred policy acquisition costs	1,333	1,365	1,923	(2)	(29)
Other acquisition expenses	440	359	478	23	(25)
Total acquisition expenses	1,773	1,724	2,401	3	(28)
General operating expenses	1,129	1,159	1,233	(3)	(6)
Underwriting loss	$(47)	$(1,301)	$(365)	96%	(256)%
Loss ratio(a)	74.0	84.6	73.1	(10.6)	11.5
Acquisition ratio	16.1	16.7	19.8	(0.6)	(3.1)
General operating expense ratio	10.3	11.3	10.2	(1.0)	1.1
Expense ratio	26.4	28.0	30.0	(1.6)	(2.0)
Combined ratio(a)	100.4	112.6	103.1	(12.2)	9.5
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(9.5)	(16.7)	(6.8)	7.2	(9.9)
Prior year development, net of reinsurance and prior
year premiums	1.2	1.2	1.0	-	0.2
Adjustment for ceded premiums under reinsurance
contracts and other	-	(0.1)	0.2	NM	(0.3)
Accident year loss ratio, as adjusted	65.7	69.0	67.5	(3.3)	1.5
Accident year combined ratio, as adjusted	92.1	97.0	97.5	(4.9)	(0.5)

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

Underwriting losses decreased in 2021 compared to the prior year by $1.3 billion primarily due to significantly lower catastrophe losses, improvement in the accident year loss ratio, as adjusted, higher net favorable prior year reserve development and a lower expense ratio.

Net premiums written increased in 2021 compared to the prior year by $1.9 billion primarily due to growth in Commercial Lines driven by strong rate improvement, higher renewal retentions, strong new business production and lower ceded premiums driven by 2020 quota share reinsurance agreements. While net premiums written increased across most Commercial Lines, the increase was particularly strong within our AIG Re, Casualty, Financial Lines and Property businesses. In Personal Lines, our Travel business benefitted from increased consumer spending, while our Warranty business saw growth in new and existing programs.

AIG | 2021 Form 10-K 93

ITEM 7 | Business Segment Operations | General Insurance

For information regarding Reinsurance Activities see Enterprise Risk Management.

North America Net Premiums Written (in millions)

2021 and 2020 Comparison

Net premiums written increased by $1.9 billion primarily due to:

• growth in Commercial Lines ($1.6 billion), particularly within our AIG Re, Casualty, Financial Lines, and Property businesses, driven by strong rate improvement, higher renewal retentions and strong new business production;

• increased PCG net premiums written resulting from changes in our reinsurance program ($223 million); and

• growth in Personal Lines in our Travel business driven by increased consumer spending, as well as growth in new and existing programs within our Warranty business.

North America Underwriting Income (Loss) (in millions)

2021 and 2020 Comparison

Underwriting loss decreased by $1.3 billion primarily due to:

• significantly lower catastrophe losses ($672 million), notably due to the impact of COVID-19 in 2020;

• higher premium with improvement in the accident year loss ratio, as adjusted (3.3 points) primarily driven by changes in business mix along with strong rate improvement, focused risk selection and improved terms and conditions;

• lower expense ratio of 1.6 points reflecting a lower acquisition ratio (0.6 points) primarily driven by changes in business mix including the impact of COVID-19 most notably in Travel, changes in 2021 Commercial Lines reinsurance program and a lower general operating expense ratio (1.0 points) resulting from continued general expense discipline as we grow the portfolio; and

• higher net favorable prior year reserve development ($37 million), primarily driven by favorable development in PCG, partially offset by unfavorable development in Financial Lines and Property.

94 AIG | 2021 Form 10-K

ITEM 7 | Business Segment Operations | General Insurance

North America Combined Ratios

2021 and 2020 Comparison

The decrease in the calendar year combined ratio of 12.2 points reflected a decrease in both the loss ratio (10.6 points) and the expense ratio (1.6 points).

The decrease in the loss ratio of 10.6 points reflected:

• significantly lower catastrophe losses (7.2 points), notably due to the impact of COVID-19 in 2020; and

• higher premium with improvement in the accident year loss ratio, as adjusted (3.3 points) primarily driven by changes in business mix along with strong rate improvement, focused risk selection and improved terms and conditions.

The decrease in the expense ratio of 1.6 points reflected a lower acquisition ratio (0.6 points) primarily driven by changes in business mix including the impact of COVID-19 most notably in Travel, changes in 2021 Commercial Lines reinsurance program and a lower general operating expense ratio (1.0 points) resulting from continued general expense discipline as we grow the portfolio.

International Results

Years Ended December 31,				Change
(in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Underwriting results:
Net premiums written	$14,157	$13,175	$13,602	7%	(3)%
(Increase) decrease in unearned premiums	(89)	185	700	NM	(74)
Net premiums earned	14,068	13,360	14,302	5	(7)
Losses and loss adjustment expenses incurred	7,963	8,083	8,379	(1)	(4)
Acquisition expenses:
Amortization of deferred policy acquisition costs	2,197	2,173	2,559	1	(15)
Other acquisition expenses	933	924	814	1	14
Total acquisition expenses	3,130	3,097	3,373	1	(8)
General operating expenses	1,873	1,903	2,096	(2)	(9)
Underwriting income	$1,102	$277	$454	298%	(39)%
Loss ratio	56.6	60.5	58.6	(3.9)	1.9
Acquisition ratio	22.2	23.2	23.6	(1.0)	(0.4)
General operating expense ratio	13.3	14.2	14.7	(0.9)	(0.5)
Expense ratio	35.5	37.4	38.3	(1.9)	(0.9)
Combined ratio	92.1	97.9	96.9	(5.8)	1.0
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(2.3)	(5.3)	(3.2)	3.0	(2.1)
Prior year development, net of reinsurance and prior
year premiums	0.1	(0.7)	1.1	0.8	(1.8)
Adjustment for ceded premiums under reinsurance
contracts	-	-	0.1	NM	NM
Accident year loss ratio, as adjusted	54.4	54.5	56.6	(0.1)	(2.1)
Accident year combined ratio, as adjusted	89.9	91.9	94.9	(2.0)	(3.0)
AIG | 2021 Form 10-K 95

ITEM 7 | Business Segment Operations | General Insurance

Business and Financial Highlights

The International General Insurance business is focused on underwriting profits, driving operational efficiency and growing profitably in businesses and geographies that support our growth strategy.

Underwriting income increased in 2021 compared to the prior year by $825 million primarily due to significantly lower catastrophe losses, net favorable prior year reserve development compared to net adverse prior year reserve development in 2020 and a lower expense ratio.

Net premiums written, excluding the impact of foreign exchange, increased in 2021 compared to the prior year by $646 million primarily due to growth across most Commercial Lines, in particular Financial Lines, Global Specialty and Property driven by strong rate improvement, higher renewal retentions and strong new business production, partially offset by lower production across most lines within Personal Insurance due to the impact of COVID-19, as well as underwriting actions taken to strengthen our portfolio and maintain pricing discipline.

For a discussion of Reinsurance Activities see Enterprise Risk Management.

International Net Premiums Written (in millions)

2021 and 2020 Comparison

Net premiums written, excluding the impact of foreign exchange, increased by $646 million due to:

• strong growth across Commercial Lines ($898 million), notably in Financial Lines, Global Specialty and Property driven by strong rate improvement, higher renewal retentions and strong new business production.

These increases were partially offset by lower production in Personal Insurance ($252 million) due to the impact of COVID-19, as well as underwriting actions taken to strengthen our portfolio and maintain pricing discipline.

International Underwriting Income (Loss) (in millions)

2021 and 2020 Comparison

Underwriting income increased by $825 million primarily due to:

• significantly lower catastrophe losses ($393 million), notably due to the impact of COVID-19 in 2020;

• lower expense ratio 1.9 points reflected a lower acquisition ratio (1.0 points) primarily driven by lower acquisition expenses, changes in 2021 Commercial Lines reinsurance program and changes in business mix, as well as a lower general operating expense ratio (0.9 points), which reflects continued general expense discipline as we grow the portfolio; and

• net favorable prior year reserve development in 2021 as compared to adverse in 2020 (0.8 points or $88 million), primarily, due to favorable development across Personal Lines partially offset by lower favorable development in Property and Global Specialty.

96 AIG | 2021 Form 10-K

ITEM 7 | Business Segment Operations | General Insurance

International Combined Ratios

2021 and 2020 Comparison

The decrease in the calendar year combined ratio of 5.8 points reflected a decrease in both the loss ratio (3.9 points) and the expense ratio (1.9 points).

The decrease in the loss ratio by 3.9 points reflected:

• significantly lower catastrophe losses (3.0 points), notably due to the impact of COVID-19 in 2020; and

• net favorable prior year reserve development in 2021 compared to net adverse prior year reserve development in 2020 (0.8 points), primarily, due to favorable development across Personal Lines partially offset by lower favorable development in Property and Global Specialty.

The decrease in the expense ratio by 1.9 points reflected:

• lower acquisition ratio (1.0 points) primarily driven by lower acquisition expenses, changes in 2021 Commercial Lines reinsurance program and changes in business mix; and

• lower general operating expense ratio (0.9 points) resulting from continued general expense discipline as we grow the portfolio.

AIG | 2021 Form 10-K 97

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

Retail Mutual Funds: Includes our mutual fund offerings and related administration and servicing operations. Retail Mutual Funds are distributed primarily through broker-dealers. On July 16, 2021, the Company sold certain assets of the AIG Retail Mutual Funds business. For further details on the Sale of Certain Assets of the Retail Mutual Funds Business, see Executive Summary – Overview.

Group Retirement: Products and services consist of record-keeping, plan administrative and compliance services, financial planning and advisory solutions offered to employer defined contribution plans and their participants, along with proprietary and non-proprietary annuities and advisory and brokerage products offered outside of plans.

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

98 AIG | 2021 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

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

AIG | 2021 Form 10-K 99

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

Our primary challenges include:

• a low interest rate environment and recent inflationary pressures, which makes it difficult to profitably price new products and puts margin pressure on existing business due to lower reinvestment yields;

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

OUTLOOK – INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our specific operating segments:

The worldwide health and economic impact of COVID-19 continues to evolve, influenced by the scope, severity and duration of the pandemic, including resurgences in the virus, as well as the actions of governments, judiciaries, legislative bodies, regulators and other third parties in response, as well as the distribution and effectiveness of vaccinations, all of which are subject to continuing uncertainty. COVID-19 impacted the results for 2021 primarily through increased mortality as compared to 2020.

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. On November 2, 2021, AIG and Blackstone completed the acquisition by Blackstone of a 9.9 percent equity stake in SAFG, which is the holding company for AIG’s Life and Retirement business, for $2.2 billion in an all cash transaction, subject to adjustment if the final pro forma adjusted book value is greater or lesser than the target pro forma adjusted book value. This resulted in a $629 million decrease to AIG’s shareholders’ equity. As part of the separation, most of AIG’s investment operations were transferred to SAFG or its subsidiaries as of December 31, 2021, and AIG entered into a long-term asset management relationship with Blackstone to manage an initial $50 billion of Life and Retirement’s existing investment portfolio beginning in the fourth quarter of 2021, with that amount increasing by increments of $8.5 billion per year for five years beginning in the fourth quarter of 2022, for an aggregate of $92.5 billion. On November 1, 2021, SAFG declared a dividend payable to AIG Parent in the amount of $8.3 billion. In connection with such dividend, SAFG issued a promissory note to AIG Parent in the amount of $8.3 billion, which will be required to be paid to AIG Parent prior to the IPO of SAFG. As of February 16, 2022, no amounts have been paid under the promissory note. While we currently believe the IPO is the next step in the separation of the Life and Retirement business from AIG, no assurance can be given regarding the form that future separation transactions may take or the specific terms or timing thereof, or that a separation will in fact occur. Any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC.

For additional information on the sale of SAFG to Blackstone see Note 16 to the Consolidated Financial Statements.

On December 15, 2021, AIG and BREIT, a long-term, perpetual capital vehicle affiliated with Blackstone, completed the acquisition by BREIT of AIG’s interests in a U.S. affordable housing portfolio for $4.9 billion, in an all cash transaction, resulting in a pre-tax gain of $3.0 billion. The historical results of the U.S. affordable housing portfolio were reported in our Life and Retirement operating segments.

100 AIG | 2021 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

On February 8, 2021, AIG announced the execution of a definitive agreement with Touchstone Investments (Touchstone), an indirect wholly-owned subsidiary of Western & Southern Financial Group, to sell certain assets of Life and Retirement's Retail Mutual Funds business. This sale consisted of the reorganization of twelve of the retail mutual funds managed by SunAmerica Asset Management, LLC (SAAMCo), a Life and Retirement entity, into certain Touchstone funds and was subject to certain conditions, including approval of the fund reorganizations by the retail mutual fund boards of directors/trustees and fund shareholders. The transaction closed on July 16, 2021, at which time we received initial proceeds and the twelve retail mutual funds managed by SAAMCo, with $6.8 billion in assets, were reorganized into Touchstone funds. Additional consideration may be earned over a three-year period based on asset levels in certain reorganized funds. Six retail mutual funds managed by SAAMCo and not included in the transaction were liquidated. We will retain our fund management platform and capabilities dedicated to our variable annuity insurance products.

For additional information regarding the separation of Life and Retirement please see Note 1 to the Consolidated Financial Statements and Part I, Item 1A. Risk Factors – Business and Operations – “No assurances can be given that the separation of our Life and Retirement business will occur or as to the specific terms or timing thereof. In addition, the separation could cause the emergence or exacerbate the effects of other risks to which AIG is exposed”.

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

AIG | 2021 Form 10-K 101

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

For additional information on the impact of market interest rate movement on our Life and Retirement business see Executive Summary – AIG’s Outlook – Industry and Economic Factors – Impact of Changes in the Interest Rate Environment.

life and retirement RESULTS

Years Ended December 31,				Percentage Change
(in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Adjusted revenues:
Premiums	$6,029	$4,624	$3,789	30%	22%
Policy fees	3,051	2,874	2,923	6	(2)
Net investment income	9,521	8,881	8,733	7	2
Advisory fee and other income	993	896	911	11	(2)
Total adjusted revenues	19,594	17,275	16,356	13	6
Benefits, losses and expenses:
Policyholder benefits and losses incurred	8,379	6,884	5,824	22	18
Interest credited to policyholder account balances	3,565	3,551	3,603	-	(1)
Amortization of deferred policy acquisition costs	973	632	672	54	(6)
Non deferrable insurance commissions	672	590	567	14	4
Advisory fee expenses	322	316	322	2	(2)
General operating expenses	1,642	1,616	1,653	2	(2)
Interest expense	130	155	162	(16)	(4)
Total benefits, losses and expenses	15,683	13,744	12,803	14	7
Adjusted pre-tax income	$3,911	$3,531	$3,553	11%	(1)%

For additional information including the impact of actuarial assumptions on our Life and Retirement results, see Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and DAC – Update of Actuarial Assumptions by Business Segment.

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

102 AIG | 2021 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

Individual Retirement Results

Years Ended December 31,				Change
(in millions)	2021	2020	2019	2021 vs 2020		2020 vs 2019
Adjusted revenues:
Premiums	$191	$151	$104	26%		45%
Policy fees	962	861	811	12		6
Net investment income	4,338	4,131	4,122	5		-
Advisory fee and other income	592	571	606	4		(6)
Total adjusted revenues	6,083	5,714	5,643	6		1
Benefits and expenses:
Policyholder benefits and losses incurred	536	397	409	35		(3)
Interest credited to policyholder account balances	1,787	1,751	1,726	2		1
Amortization of deferred policy acquisition costs	736	590	449	25		31
Non deferrable insurance commissions	397	334	318	19		5
Advisory fee expenses	189	205	219	(8)		(6)
General operating expenses	438	427	468	3		(9)
Interest expense	61	72	77	(15)		(6)
Total benefits, losses and expenses	4,144	3,776	3,666	10		3
Adjusted pre-tax income	$1,939	$1,938	$1,977	-%		(2)%
Fixed annuities base net investment spread:
Base yield*	3.94%	4.16%	4.54%	(22)	bps	(38)	bps
Cost of funds	2.58	2.63	2.68	(5)		(5)
Fixed annuities base net investment spread	1.36%	1.53%	1.86%	(17)	bps	(33)	bps
Variable and index annuities base net investment spread:
Base yield*	3.83%	3.94%	4.41%	(11)	bps	(47)	bps
Cost of funds	1.32	1.31	1.36	1		(5)
Variable and index annuities base net investment spread	2.51%	2.63%	3.05%	(12)	bps	(42)	bps

* Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

Business and Financial Highlights

In 2021, disruptions due to the COVID-19 pandemic were less impactful than in 2020. Premiums and deposits increased $3.5 billion in 2021 compared to the prior year. Net flows improved $4.1 billion in 2021 compared to the prior year.

Adjusted pre-tax income increased $1 million in 2021 compared to the prior year primarily due to higher net investment income ($207 million) and higher policy and advisory fee income, net of advisory fee expenses ($138 million). Partially offsetting these increases was a net unfavorable impact from the review and update of actuarial assumptions ($195 million), higher DAC amortization and policyholder benefits net of premiums excluding the actuarial assumptions update ($82 million) compared to prior year and an increase in non-deferrable insurance commissions ($63 million).

AIG | 2021 Form 10-K 103

ITEM 7 | Business Segment Operations | Life and Retirement

Individual Retirement Adjusted Pre-Tax Income (Loss) (in millions)

2021 and 2020 Comparison

Adjusted pre-tax income increased $1 million primarily due to:

• increase in net investment income ($207 million) driven by higher private equity income ($256 million), higher commercial mortgage loan prepayment income ($29 million), and higher call and tender income ($24 million) partially offset by lower base portfolio income ($92 million) resulting from decreased reinvestment rates on the base portfolio; and

• higher policy and advisory fee income, net of advisory fee expenses ($138 million), primarily due to an increase in variable annuity separate account assets driven by robust equity market performance.

Partially offsetting these increases were:

• a net unfavorable impact from the review and update of actuarial assumptions ($195 million);

• increase in DAC amortization and policyholder benefits net of premiums, excluding the actuarial assumption updates ($82 million), primarily due to higher growth in Index Annuities, coupled with the impact of lower portfolio yields on policyholder benefits; and

• higher non-deferrable insurance commissions ($63 million) primarily due to growth in variable annuity separate account assets.

104 AIG | 2021 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

Individual Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums increased $40 million in 2021 compared to 2020.

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

The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2021	2020	2019
Premiums	$191	$151	$104
Deposits	13,732	10,228	14,804
Other	(7)	(9)	(9)
Premiums and deposits	$13,916	$10,370	$14,899

The following table presents surrenders as a percentage of average reserves:

Years Ended December 31,	2021	2020	2019
Surrenders as a percentage of average reserves
Fixed annuities	7.2%	5.9%	7.2%
Variable and index annuities	6.5	5.6	6.4
Variable annuities	7.3	6.2	7.2
Index annuities	4.6	4.0	3.8

The following table presents reserves for fixed annuities and variable and index annuities by surrender charge category:

At December 31,	2021		2020*
		Variable		Variable
	Fixed	and Index	Fixed	and Index
(in millions)	Annuities	Annuities	Annuities	Annuities
No surrender charge	$26,419	$36,039	$27,110	$30,954
Greater than 0% - 2%	2,091	12,607	2,298	11,647
Greater than 2% - 4%	2,424	14,079	2,758	15,361
Greater than 4%	16,443	35,708	16,163	32,261
Non-surrenderable	2,373	-	2,214	-
Total reserves	$49,750	$98,433	$50,543	$90,223

* Certain reclassifications have been made to the prior year amounts for consistency with the current year presentation.

Individual Retirement annuities are typically subject to a four- to seven-year surrender charge period, depending on the product. For fixed annuities, the proportion of reserves subject to surrender charge at December 31, 2021 increased compared to December 31, 2020. The increase in reserves with no surrender charge for variable and index annuities as of December 31, 2021 compared to December 31, 2020 was principally due to normal aging of business.

AIG | 2021 Form 10-K 105

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

2021 and 2020 Comparison

• Fixed Annuities Net flows remained negative but improved ($108 million) over the prior year, primarily due to higher premiums and deposits ($476 million) driven in part by the prior year impact from distribution channel disruptions related to COVID-19, and lower death benefits ($222 million), partially offset by higher surrenders and withdrawals ($590 million) due to higher interest rates.

• Variable Annuities Variable annuity net flows improved ($690 million) primarily due to higher premium and deposits ($2.0 billion) driven in part due to prior year impact from distribution channel disruptions related to COVID-19, partially offset by higher surrenders and withdrawals ($1.1 billion) due to increase in number of policies coming out of surrender charge, and increase in lapses of policies with guaranteed minimum withdrawal benefits that are out of the money, and higher death benefits ($207 million).

• Index Annuities Net flows increased ($1.1 billion) primarily due to higher premiums and deposits ($1.5 billion) driven in part by fewer disruptions related to COVID-19, partially offset by higher surrenders and withdrawals ($366 million) due to increased competition and aging of the block, and death benefits ($78 million).

• Retail Mutual Funds Net flows remained negative but improved ($2.3 billion) due to lower surrenders and withdrawals ($2.7 billion) due to the Touchstone sale, partially offset by lower premiums and deposits ($477 million) due to investors’ continued preference for passive, low-fee investment vehicles, and the distribution channel disruptions related to COVID-19. Retail Mutual Funds net flows reflects customer activity and in 2021 exclude $7.0 billion of funds (i) transferred as part of the Touchstone sale or (ii) liquidated. For additional information regarding the sale of certain assets of the AIG Life and Retirement Retail Mutual Funds business, see Note 1 to the Consolidated Financial Statements.

106 AIG | 2021 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

Group Retirement Results

Years Ended December 31,				Change
(in millions)	2021	2020	2019	2021 vs 2020		2020 vs 2019
Adjusted revenues:
Premiums	$22	$19	$16	16%		19%
Policy fees	522	443	429	18		3
Net investment income	2,410	2,236	2,240	8		-
Advisory fee and other income	337	272	262	24		4
Total adjusted revenues	3,291	2,970	2,947	11		26
Benefits and expenses:
Policyholder benefits and losses incurred	74	72	65	3		11
Interest credited to policyholder account balances	1,150	1,123	1,147	2		(2)
Amortization of deferred policy acquisition costs	61	7	81	NM		(91)
Non deferrable insurance commissions	111	117	114	(5)		3
Advisory fee expenses	133	111	103	20		8
General operating expenses	443	485	456	(9)		6
Interest expense	35	42	44	(17)		(5)
Total benefits, losses and expenses	2,007	1,957	2,010	3		(70)
Adjusted pre-tax income	$1,284	$1,013	$937	27%		8%
Base net investment spread:
Base yield*	4.11%	4.26%	4.53%	(15)	bps	(27)	bps
Cost of funds	2.61	2.65	2.72	(4)		(7)
Base net investment spread	1.50%	1.61%	1.81%	(11)	bps	(20)	bps

* Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

Business and Financial Highlights

Group Retirement is focused on implementing initiatives to grow its business. However, external factors, including increased competition and the consolidation of healthcare providers and other employers in target markets, continue to impact Group Retirement’s customer retention. Premiums and deposits increased $270 million in 2021 compared to the prior year. Net flows remained negative and deteriorated $1.3 billion in 2021 compared to the prior year.

Adjusted pre-tax income increased $271 million in 2021 compared to the prior year primarily from higher net investment income ($174 million), higher policy and advisory fee income, net of advisory fee expenses ($122 million) and lower general operating expenses ($42 million). Partially offsetting these increases was a net unfavorable impact from the review and update of actuarial assumptions ($70 million).

AIG | 2021 Form 10-K 107

ITEM 7 | Business Segment Operations | Life and Retirement

Group Retirement Adjusted Pre-Tax Income (Loss) (in millions)

2021 and 2020 Comparison

Adjusted pre-tax income increased $271 million primarily due to:

• higher net investment income ($174 million) primarily driven by higher private equity returns ($158 million) and higher call and tender income ($32 million) partially offset by lower base portfolio income net of interest credited ($31 million) primarily driven by decreased reinvestment yields;

• higher policy and advisory fee income, net of advisory fee expenses, ($122 million) due to an increase in separate account, mutual fund, and advisory average assets; and

• lower general operating expenses ($42 million) primarily due to decreased regulatory expenses.

Partially offsetting these increases was:

• a net unfavorable impact from the review and update of actuarial assumptions ($70 million).

Group Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums in 2021, which primarily represents immediate annuities, increased $3 million compared to 2020.

Premiums and deposits are a non-GAAP financial measure that includes, in addition to direct and assumed premiums, deposits received on investment-type annuity contracts, FHLB funding agreements and mutual funds under administration.

Net flows for annuity products included in Group Retirement represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows for mutual funds represent deposits less withdrawals. Client deposits into advisory and brokerage accounts less total client withdrawals from advisory and brokerage accounts, are not included in net flows, but do contribute to growth in assets under administration and advisory fee income.

The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2021	2020	2019
Premiums	$22	$19	$16
Deposits	7,744	7,477	8,330
Premiums and deposits	$7,766	$7,496	$8,346

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

Years Ended December 31,	2021	2020	2019
Surrenders as a percentage of average reserves and mutual funds	8.8%	8.6%	10.7%

108 AIG | 2021 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

The following table presents reserves for Group Retirement annuities by surrender charge category:

At December 31,
(in millions)	2021	(a)	2020	(a)
No surrender charge(b)	$81,132		$77,507
Greater than 0% - 2%	716		565
Greater than 2% - 4%	857		829
Greater than 4%	6,197		6,119
Non-surrenderable	810		616
Total reserves	$89,712		$85,636

(a) Excludes mutual fund assets under administration of $28.8 billion and $25.0 billion at December 31, 2021 and 2020, respectively.

(b) Group Retirement amounts in this category include general account reserves of approximately $4.7 billion at both December 31, 2021 and 2020, which are subject to 20 percent annual withdrawal limitations at the participant level and general account reserves of $5.7 billion and $5.2 billion at December 31, 2021 and 2020, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.

Group Retirement annuity deposits are typically subject to a five- to seven-year surrender charge period, depending on the product. At December 31, 2021, Group Retirement annuity reserves with no surrender charge increased compared to December 31, 2020 primarily due to growth in assets under management.

A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows (in millions)

2021 and 2020 Comparison

Net flows remained negative and deteriorated ($1.3 billion) due to higher surrenders, withdrawals and death benefits ($1.6 billion) partially offset by higher deposits ($0.3 billion). In general, net outflows are concentrated in fixed annuity products with higher contractual guaranteed minimum crediting rates. Large plan acquisitions and surrenders also contributed to the period over period volatility. In 2021, large plan activity contributed net negative flows of $0.1 billion compared to $0.4 billion of net negative flows in the same period in the prior year.

AIG | 2021 Form 10-K 109

ITEM 7 | Business Segment Operations | Life and Retirement

Life Insurance Results

Years Ended December 31,				Percentage Change
(in millions)	2021	2020	2019	2021 vs 2020	2020 vs 2019
Adjusted revenues:
Premiums	$2,051	$1,915	$1,805	7%	6%
Policy fees	1,380	1,384	1,495	-	(7)
Net investment income	1,619	1,526	1,483	6	3
Other income	62	52	42	19	24
Total adjusted revenues	5,112	4,877	4,825	5	1
Benefits and expenses:
Policyholder benefits and losses incurred	3,636	3,569	3,189	2	12
Interest credited to policyholder account balances	354	373	374	(5)	-
Amortization of deferred policy acquisition costs	170	30	137	467	(78)
Non deferrable insurance commissions	137	108	104	27	4
General operating expenses	684	625	660	9	(5)
Interest expense	25	30	30	(17)	-
Total benefits, losses and expenses	5,006	4,735	4,494	6	5
Adjusted pre-tax income	$106	$142	$331	(25)%	(57)%

Business and Financial Highlights

Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns. Adjusted pre-tax income decreased $36 million in 2021 compared to the prior year primarily due to a decrease in premiums and policy fees, net of policyholder benefits, excluding actuarial assumptions update ($301 million) primarily due to higher mortality, partially offset by higher net favorable impact from the review and update of actuarial assumptions ($207 million) and higher net investment income ($93 million).

Life Insurance Adjusted Pre-Tax Income (Loss) (in millions)

2021 and 2020 Comparison

Adjusted pre-tax income decreased $36 million primarily due to:

• unfavorable premiums and policy fees, net of policyholder benefits, excluding actuarial assumptions update ($301 million) due to higher mortality.

Partially offsetting this decrease were:

• higher net favorable impact from the review and update of actuarial assumptions ($207 million); and

• higher net investment income ($93 million), primarily driven by higher private equity returns ($104 million) due to stronger equity market performance, higher gains on calls ($30 million) partially offset by lower base portfolio income ($39 million) driven by reduced fixed asset income.

110 AIG | 2021 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

Life Insurance GAAP Premiums and Premiums and Deposits

Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life and international life and health. Premiums, excluding the effect of foreign exchange, increased $96 million in 2021 compared to 2020. Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2021	2020	2019
Premiums	$2,051	$1,915	$1,805
Deposits	1,635	1,648	1,667
Other*	964	850	810
Premiums and deposits	$4,650	$4,413	$4,282

* Other principally consists of adding back ceded premiums to reflect the gross premiums and deposits.

A discussion of the significant variances in premiums and deposits follows:

Life Insurance Premiums and Deposits (in millions)
Premiums and deposits, excluding the effect of foreign exchange, increased $178 million in 2021 compared to 2020 primarily due to growth in international life premiums.

AIG | 2021 Form 10-K 111

ITEM 7 | Business Segment Operations | Life and Retirement

Institutional markets Results

Years Ended December 31,				Percentage Change
(in millions)	2021	2020	2019	2021 vs 2020	2020 vs 2019
Adjusted revenues:
Premiums	$3,765	$2,539	$1,864	48%	36%
Policy fees	187	186	188	1	(1)
Net investment income	1,154	988	888	17	11
Other income	2	1	1	100	-
Total adjusted revenues	5,108	3,714	2,941	38	26
Benefits and expenses:
Policyholder benefits and losses incurred	4,133	2,846	2,161	45	32
Interest credited to policyholder account balances	274	304	356	(10)	(15)
Amortization of deferred policy acquisition costs	6	5	5	20	-
Non deferrable insurance commissions	27	31	31	(13)	-
General operating expenses	77	79	69	(3)	14
Interest expense	9	11	11	(18)	-
Total benefits, losses and expenses	4,526	3,276	2,633	38	24
Adjusted pre-tax income	$582	$438	$308	33%	42%

Business and Financial Highlights

Institutional Markets is focused on opportunities to grow its portfolio while maintaining pricing discipline. Product distribution continues to be strong. Growth in assets under management in recent years has partially driven higher net investment income and adjusted pre-tax income. Adjusted pre-tax income increased $144 million in 2021 compared to the prior year.

Institutional Markets Adjusted Pre-Tax Income (Loss) (in millions)

2021 and 2020 Comparison

Adjusted pre-tax income increased $144 million primarily due to:

• Higher premiums on pension risk transfer business, partially offset by lower premiums on structured settlement business ($1.2 billion);

• higher net investment income ($166 million) primarily due to private equity returns ($126 million) and higher base portfolio income ($36 million) driven by growth in average invested assets; and

• lower interest credited to policyholder account balances ($30 million) due to interest rate impacts on the GIC business and the fair value changes of certain GICs and hedging instruments.

Partially offsetting these increases was:

• an increase in policyholder benefits and losses incurred (including interest accretion) on pension risk transfer and structured settlement products driven by new business ($1.3 billion).

112 AIG | 2021 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

Institutional markets GAAP Premiums and Premiums and Deposits

Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums increased $1.2 billion in 2021 compared to the prior year primarily driven by the pension risk transfer business (direct and assumed reinsurance), partially offset by a decrease in structured settlement annuities with life contingencies.

Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on investment-type annuity contracts. Deposits primarily include GICs, FHLB funding agreements and structured settlement annuities with no life contingencies.

The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2021	2020	2019
Premiums	$3,765	$2,539	$1,864
Deposits	1,158	2,281	931
Other*	25	26	27
Premiums and deposits	$4,948	$4,846	$2,822

* Other principally consists of adding back ceded premiums to reflect the gross premiums and deposits.

A discussion of the significant variances in premiums and deposits follows:

Institutional Markets Premiums and Deposits (in millions)

Premiums and deposits increased ($102 million) in 2021 primarily due to higher premiums on pension risk transfer ($1.3 billion), partially offset by lower deposits on GICs ($1.1 billion) and structured settlement annuities ($115 million).

AIG | 2021 Form 10-K 113

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

Other Operations Results

Years Ended December 31,				Percentage Change
(in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Adjusted revenues:
Premiums	$186	$233	$334	(20)%	(30)%
Policy fees	-	43	92	NM	(53)
Net investment income:
Interest and dividends	169	905	2,015	(81)	(55)
Alternative investments	919	82	252	NM	(67)
Other investment income	65	147	407	(56)	(64)
Investment expenses	(41)	(47)	(76)	13	38
Total net investment income	1,112	1,087	2,598	2	(58)
Other income	40	22	36	82	(39)
Total adjusted revenues	1,338	1,385	3,060	(3)	(55)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	250	816	1,650	(69)	(51)
Interest credited to policyholder account balances	1	89	208	(99)	(57)
Acquisition expenses:
Amortization of deferred policy acquisition costs	37	50	64	(26)	(22)
Other acquisition expenses	(1)	1	9	NM	(89)
Total acquisition expenses	36	51	73	(29)	(30)
General operating expenses:
Corporate and Other	1,137	1,004	1,099	13	(9)
Asset Management	72	42	42	71	-
Amortization of intangible assets	40	40	40	-	-
Total General operating expenses	1,249	1,086	1,181	15	(8)
Interest expense:
Corporate and Other	1,032	1,148	1,089	(10)	5
Asset Management*	188	158	171	19	(8)
Total interest expense	1,220	1,306	1,260	(7)	4
Total benefits, losses and expenses	2,756	3,348	4,372	(18)	(23)
Adjusted pre-tax income (loss) before consolidation and
eliminations	(1,418)	(1,963)	(1,312)	28	(50)
Consolidation and eliminations	(932)	(466)	(304)	(100)	(53)
Adjusted pre-tax loss	$(2,350)	$(2,429)	$(1,616)	3%	(50)%

Adjusted pre-tax income (loss) by activities:
Corporate and Other	$(2,329)	$(2,041)	$(1,378)	(14)%	(48)%
Asset Management	911	78	66	NM	18
Consolidation and eliminations	(932)	(466)	(304)	(100)	(53)
Adjusted pre-tax loss	$(2,350)	$(2,429)	$(1,616)	3%	(50)%

* Interest – Asset Management primarily represents interest expense on consolidated investment entities of $182 million, $148 million and $158 million in 2021, 2020 and 2019, respectively.

114 AIG | 2021 Form 10-K

ITEM 7 | Business Segment Operations | Other Operations

2021 and 2020 Comparison

Adjusted pre-tax loss before consolidation and eliminations of $1.4 billion in 2021 compared to $2.0 billion in 2020, a decrease of $545 million, was primarily due to the sale of a majority of the interest in Fortitude Holdings on June 2, 2020, as prior period results included adjusted pre-tax loss of $233 million. Excluding the results of Fortitude Re, adjusted pre-tax loss decreased $312 million primarily due to:

• higher net investment income associated with consolidated investment entities of $835 million, which was partially offset by a decline in net mark to market gains on CDO securities of $280 million; and

• lower corporate interest expense primarily driven by interest savings resulting from redemptions of $3.0 billion of debt in 2021 ($71 million) and expiration of $1.3 billion of debt in 2020 ($58 million), partially offset by interest expense resulting from $4.1 billion of new debt issuances in 2020 ($50 million).

The decrease in adjusted pre-tax loss was partially offset by:

• higher underwriting loss attributable to net prior year development in 2021 of $87 million and higher catastrophe activity of $44 million within Other Operations Run-off, primarily attributable to Blackboard; and

• higher corporate general operating expenses of $143 million, including increases in performance-based employee compensation.

Adjusted pre-tax loss on consolidation and eliminations of $932 million in 2021 compared to $466 million in 2020, an increase of $466 million, was primarily due to the elimination of the insurance companies’ net investment income from their investment in the consolidated investment entities of $462 million.

AIG | 2021 Form 10-K 115

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

The worldwide health and economic impact of COVID-19 continues to evolve, influenced by the scope, severity and duration of the pandemic as well as the actions of governments, judiciaries, legislative bodies, regulators and other third parties in response, including the distribution and effectiveness of vaccinations, all of which are subject to continuing uncertainty. Weak initial economic conditions resulting from COVID-19 led to price declines in our investment portfolio from spread widening. Governments and monetary authorities acted swiftly with intervention aimed at stimulating growth, which resulted in a sharp increase in asset prices back to values that existed pre-COVID. Further recognition of credit losses and increases in our allowances for credit losses could result if new business closures are imposed or economic conditions worsen in response to future resurgence of the virus.

INVESTMENT HIGHLIGHTS IN 2021

• A rise in interest rates resulted in a net unrealized loss movement in our investment portfolio. Net unrealized gains in our available for sale portfolio decreased to approximately $18.1 billion as of December 31, 2021 from approximately $27.4 billion as of December 31, 2020.

• We continued to make investments in structured securities and other fixed maturity securities with favorable risk compared to return characteristics to improve yields and increase net investment income.

• We experienced an increase in net investment income in the year ended December 31, 2021 compared to the prior year due primarily to higher income on our Private Equity alternative investments that directionally followed the positive returns achieved in equity markets.

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

• AIG embeds Environmental, Social and Governance (ESG) considerations in its fundamental investment analysis of the companies or projects we invest in to ensure that they have sustainable earnings over the full term of our investment, as material, relevant and available. AIG considers internal and external factors and evaluates changes in consumer behavior, industry trends related to ESG factors as well as the ability of the management of companies to respond appropriately to these changes in order to maintain their competitive advantage.

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

116 AIG | 2021 Form 10-K

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

Fixed maturity securities of the Life and Retirement companies’ domestic operations have an average duration of 9.0 years.

In addition, the Life and Retirement companies seek to enhance surplus portfolio returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved returns in excess of the fixed maturity portfolio returns.

AIG | 2021 Form 10-K 117

ITEM 7 | Investments

NAIC Designations of Fixed Maturity Securities

The Securities Valuation Office (SVO) of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1’ highest quality, or ‘2’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. NAIC Designations for non-agency residential mortgage backed securities (RMBS) and commercial mortgage backed securities (CMBS) are calculated using third party modeling results provided through the NAIC. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of AIG subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by composite AIG credit rating, which is generally based on ratings of the three major rating agencies. For fixed maturity securities where no NAIC Designation is assigned or able to be calculated using third-party data, the NAIC Designation category used in the first table below reflects an internal rating.

The NAIC Designations presented below do not reflect the added granularity to the designation categories adopted by the NAIC in 2020, which further subdivide each category of fixed maturity securities by appending letter modifiers to the numerical designations.

For a full description of the composite AIG credit ratings see – Credit Ratings below.

The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

December 31, 2021
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$109,728	$88,546	$198,274	$8,936	$9,198	$1,152	$71	$19,357	$217,631
Mortgage-backed, asset-backed and collateralized	58,558	5,583	64,141	210	130	26	1,340	1,706	65,847
Total*	$168,286	$94,129	$262,415	$9,146	$9,328	$1,178	$1,411	$21,063	$283,478

* Excludes an insignificant amount of fixed maturity securities for which no NAIC Designation is available.

The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

December 31, 2021
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$114,232	$83,652	$197,884	$9,077	$7,734	$2,936	$19,747	$217,631
Mortgage-backed, asset-backed and collateralized	50,430	6,217	56,647	495	478	8,227	9,200	65,847
Total*	$164,662	$89,869	$254,531	$9,572	$8,212	$11,163	$28,947	$283,478

* Excludes an insignificant amount of fixed maturity securities for which no NAIC Designation is available.

Credit Ratings

At December 31, 2021, approximately 89 percent of our fixed maturity securities were held by our domestic entities. Approximately 89 percent of these securities were rated investment grade by one or more of the principal rating agencies. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At December 31, 2021, approximately 94 percent of such investments were either rated investment grade or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated investment grade. Approximately 27 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

118 AIG | 2021 Form 10-K

ITEM 7 | Investments

Composite AIG Credit Ratings

With respect to our fixed maturity securities, the credit ratings in the table below and in subsequent tables reflect: (i) a composite of the ratings of the three major rating agencies, or when agency ratings are not available, the NAIC designation assigned by the NAIC SVO (98 percent of total fixed maturity securities), or (ii) our internal ratings when these investments have not been rated by any of the major rating agencies or the NAIC. The “Non-rated” category in those tables consists of fixed maturity securities that have not been rated by any of the major rating agencies, the NAIC or us.

For information regarding credit risks associated with Investments see Enterprise Risk Management.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(in millions)	2021	2020	2021	2020	2021	2020
Rating:
Other fixed maturity
securities
AAA	$15,578	$11,758	$1,756	$1,803	$17,334	$13,561
AA	39,110	36,146	282	42	39,392	36,188
A	57,346	57,255	160	12	57,506	57,267
BBB	83,192	80,878	461	-	83,653	80,878
Below investment grade	17,795	18,087	314	-	18,109	18,087
Non-rated	1,638	769	-	-	1,638	769
Total	$214,659	$204,893	$2,973	$1,857	$217,632	$206,750
Mortgage-backed, asset-
backed and collateralized
AAA	$27,144	$31,133	$232	$347	$27,376	$31,480
AA	15,688	15,287	485	195	16,173	15,482
A	6,685	6,711	197	145	6,882	6,856
BBB	5,492	4,137	725	343	6,217	4,480
Below investment grade	7,508	9,281	1,462	2,165	8,970	11,446
Non-rated	26	54	204	239	230	293
Total	$62,543	$66,603	$3,305	$3,434	$65,848	$70,037
Total
AAA	$42,722	$42,891	$1,988	$2,150	$44,710	$45,041
AA	54,798	51,433	767	237	55,565	51,670
A	64,031	63,966	357	157	64,388	64,123
BBB	88,684	85,015	1,186	343	89,870	85,358
Below investment grade	25,303	27,368	1,776	2,165	27,079	29,533
Non-rated	1,664	823	204	239	1,868	1,062
Total	$277,202	$271,496	$6,278	$5,291	$283,480	$276,787

AIG | 2021 Form 10-K 119

ITEM 7 | Investments

Available-for-Sale Investments

The following table presents the fair value of our available-for-sale securities:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2021	2020
Bonds available for sale:
U.S. government and government sponsored entities	$8,194	$4,126
Obligations of states, municipalities and political subdivisions	14,527	16,124
Non-U.S. governments	16,330	15,345
Corporate debt	175,608	169,298
Mortgage-backed, asset-backed and collateralized:
RMBS	27,287	31,465
CMBS	15,809	16,133
CDO/ABS	19,447	19,005
Total mortgage-backed, asset-backed and collateralized	62,543	66,603
Total bonds available for sale*	$277,202	$271,496

* At December 31, 2021 and 2020, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $27 billion and $28.2 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	December 31,	December 31,
(in millions)	2021	2020
Canada	$1,233	$986
Japan	1,230	1,510
United Kingdom	1,031	820
France	731	790
Germany	702	642
Indonesia	634	554
Israel	515	535
Chile	511	398
United Arab Emirates	484	519
Mexico	481	358
Other	8,854	8,233
Total	$16,406	$15,345
120 AIG | 2021 Form 10-K

ITEM 7 | Investments

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	December 31, 2021
			Non-			December 31,
		Financial	Financial	Structured		2020
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$731	$1,745	$1,394	$-	$3,870	$4,206
Germany	702	268	2,640	-	3,610	3,691
Netherlands	249	1,070	1,286	47	2,652	2,804
Ireland	11	81	506	1,360	1,958	2,162
Belgium	119	299	1,162	40	1,620	1,538
Spain	24	365	499	-	888	989
Luxembourg	80	416	384	-	880	712
Italy	21	106	509	-	636	580
Denmark	236	95	187	-	518	539
Finland	71	36	43	-	150	123
Other Euro-Zone	347	2	30	-	379	482
Total Euro-Zone	$2,591	$4,483	$8,640	$1,447	$17,161	$17,826
Remainder of Europe:
United Kingdom	$1,031	$4,846	$9,419	$1,612	$16,908	$17,066
Switzerland	18	982	884	-	1,884	1,778
Norway	376	133	288	-	797	556
Sweden	188	221	128	-	537	646
Russian Federation	198	29	132	-	359	407
Other - Remainder of Europe	90	269	127	-	486	227
Total - Remainder of Europe	$1,901	$6,480	$10,978	$1,612	$20,971	$20,680
Total	$4,492	$10,963	$19,618	$3,059	$38,132	$38,506

Investments in Municipal Bonds

At December 31, 2021, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 95 percent of the portfolio rated A or higher.

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	December 31, 2021
	State	Local		Total	December 31,
	General	General		Fair	2020
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
California	$720	$413	$1,975	$3,108	$3,301
New York	7	223	2,535	2,765	3,135
Texas	51	519	846	1,416	1,553
Illinois	88	69	852	1,009	1,106
Massachusetts	313	23	330	666	800
Ohio	9	-	479	488	542
Georgia	102	76	296	474	494
Florida	6	-	397	403	436
Pennsylvania	17	2	378	397	399
Virginia	10	-	370	380	456
Washington	142	7	210	359	413
Washington, D.C.	11	-	282	293	328
New Jersey	12	1	269	282	269
All other states(a)	315	175	1,997	2,487	2,892
Total(b)(c)	$1,803	$1,508	$11,216	$14,527	$16,124

AIG | 2021 Form 10-K 121

ITEM 7 | Investments

(a) We did not have material credit exposure to the government of Puerto Rico.

(b) Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c) Includes $532 million of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	December 31,	December 31,
(in millions)	2021	2020
Financial institutions:
Money center/Global bank groups	$10,053	$10,512
Regional banks – other	434	627
Life insurance	3,094	3,175
Securities firms and other finance companies	350	312
Insurance non-life	6,795	5,805
Regional banks – North America	7,228	7,505
Other financial institutions	18,255	15,581
Utilities	24,180	23,470
Communications	11,510	11,137
Consumer noncyclical	24,411	24,826
Capital goods	8,668	8,773
Energy	13,506	13,293
Consumer cyclical	13,279	13,213
Basic	6,041	5,894
Other	27,804	25,175
Total*	$175,608	$169,298

* At December 31, 2021 and December 31, 2020, respectively, approximately 90 percent and 90 percent of these investments were rated investment grade.

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, was 4.9 percent and 4.9 percent at December 31, 2021 and December 31, 2020, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

Investments in RMBS

The following table presents AIG’s RMBS available for sale securities:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2021	2020
Agency RMBS	$13,778	$15,816
Alt-A RMBS	5,936	7,278
Subprime RMBS	2,329	2,575
Prime non-agency	3,058	3,847
Other housing related	2,186	1,949
Total RMBS(a)(b)	$27,287	$31,465

(a) Includes approximately $6.1 billion and $7.6 billion at December 31, 2021 and December 31, 2020, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional discussion on Purchased Credit Impaired Securities see Note 5 to the Consolidated Financial Statements.

(b) The weighted average expected life was five years at December 31, 2021 and five years at December 31, 2020.

Our underwriting practices for investing in RMBS, other asset-backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

122 AIG | 2021 Form 10-K

ITEM 7 | Investments

Investments in CMBS

The following table presents our CMBS available for sale securities:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2021	2020
CMBS (traditional)	$13,091	$12,917
Agency	1,627	2,078
Other	1,091	1,138
Total	$15,809	$16,133

The fair value of CMBS holdings remained stable throughout 2021. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in ABS/CDOs

The following table presents our ABS/CDO available for sale securities by collateral type:

	Fair value at	Fair value at
	December 31,	December 31,
(in millions)	2021	2020
Collateral Type:
ABS	$10,532	$9,178
Bank loans (collateralized loan obligation)	8,899	9,793
Other	16	34
Total	$19,447	$19,005

Unrealized Losses of Fixed Maturity Securities

The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

December 31, 2021	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$46,908	$756	8,247	$24	$7	5	$-	$-	-	$46,932	$763	8,252
7-11 months	5,670	190	1,339	4	1	2	-	-	-	5,674	191	1,341
12 months or more	10,547	526	1,693	18	6	5	-	-	-	10,565	532	1,698
Total	$63,125	$1,472	11,279	$46	$14	12	$-	$-	-	$63,171	$1,486	11,291
Below investment
grade bonds
0-6 months	$5,906	$116	2,396	$19	$7	13	$18	$17	12	$5,943	$140	2,421
7-11 months	1,374	42	645	30	7	16	1	1	2	1,405	50	663
12 months or more	2,463	103	711	354	89	49	51	35	20	2,868	227	780
Total	$9,743	$261	3,752	$403	$103	78	$70	$53	34	$10,216	$417	3,864
Total bonds
0-6 months	$52,814	$872	10,643	$43	$14	18	$18	$17	12	$52,875	$903	10,673
7-11 months	7,044	232	1,984	34	8	18	1	1	2	7,079	241	2,004
12 months or more	13,010	629	2,404	372	95	54	51	35	20	13,433	759	2,478
Total(e)	$72,868	$1,733	15,031	$449	$117	90	$70	$53	34	$73,387	$1,903	15,155

(a) Represents the number of consecutive months that fair value has been less than cost by any amount.

(b) Represents the percentage by which fair value is less than cost.

(c) For bonds, represents amortized cost net of allowance.

AIG | 2021 Form 10-K 123

ITEM 7 | Investments

(d) The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e) Item count is by CUSIP by subsidiary.

The allowance for credit losses was $6 million for investment grade bonds, and $93 million for below investment grade bonds as of December 31, 2021.

Commercial Mortgage Loans

At December 31, 2021, we had direct commercial mortgage loan exposure of $35.7 billion.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
December 31, 2021
State:
New York	94	$2,217	$4,329	$450	$438	$103	$-	$7,537	21%
California	62	817	1,293	239	553	761	13	3,676	10
New Jersey	48	2,092	30	462	225	11	33	2,853	8
Texas	49	630	1,133	167	187	144	-	2,261	6
Florida	60	469	152	368	214	281	-	1,484	4
Massachusetts	13	534	290	537	24	-	-	1,385	4
Illinois	24	554	626	9	50	-	21	1,260	5
Pennsylvania	22	78	144	477	76	25	-	800	2
Washington D.C.	11	455	184	-	-	18	-	657	2
Ohio	25	167	10	175	289	-	-	641	2
Other states	155	1,852	598	975	686	329	-	4,440	12
Foreign	86	4,402	1,341	998	1,116	449	365	8,671	24
Total*	649	$14,267	$10,130	$4,857	$3,858	$2,121	$432	$35,665	100%
December 31, 2020
State:
New York	107	$2,624	$5,237	$465	$393	$102	$-	$8,821	24%
California	66	842	1,343	247	532	775	32	3,771	10
New Jersey	47	1,756	31	420	92	12	33	2,344	6
Texas	51	605	1,165	170	100	144	-	2,184	6
Florida	69	421	153	497	216	217	-	1,504	4
Massachusetts	12	536	227	551	25	-	-	1,339	4
Illinois	20	504	574	10	18	-	22	1,128	3
Washington, D.C.	13	465	213	-	-	19	-	697	2
Pennsylvania	21	79	17	489	76	25	-	686	2
Ohio	23	170	10	183	261	-	-	624	2
Other states	187	1,992	722	1,192	731	399	-	5,036	14
Foreign	84	3,975	1,020	1,025	1,322	575	373	8,290	23
Total*	700	$13,969	$10,712	$5,249	$3,766	$2,268	$460	$36,424	100%

* Does not reflect allowance for credit losses.

For additional discussion on commercial mortgage loans see Note 6 to the Consolidated Financial Statements.

124 AIG | 2021 Form 10-K

ITEM 7 | Investments

Net Realized Gains and Losses

The following table presents the components of Net realized gains (losses):

Years Ended December 31,	2021			2020			2019
	Excluding	Fortitude Re		Excluding	Fortitude Re
	Fortitude Re	Funds		Fortitude Re	Funds
	Funds	Withheld		Funds	Withheld
(in millions)	Withheld Assets	Assets	Total	Withheld Assets	Assets	Total	Total
Sales of fixed maturity securities	$211	$717	$928	$307	$707	$1,014	$320
Other-than-temporary impairments	-	-	-	-	-	-	(174)
Intent to sell(a)	-	-	-	(3)	-	(3)	-
Change in allowance for credit losses on
fixed maturity securities	19	7	26	(270)	(10)	(280)	-
Change in allowance for credit losses on
loans	163	9	172	(105)	2	(103)	(46)
Foreign exchange transactions	16	(5)	11	365	13	378	227
Variable annuity embedded derivatives,
net of related hedges	(39)	-	(39)	166	-	166	(294)
All other derivatives and hedge accounting	179	28	207	(672)	(249)	(921)	(22)
Other(b)	1,202	247	1,449	156	-	156	621
Net realized gains – excluding
Fortitude Re funds withheld
embedded derivative	1,751	1,003	2,754	(56)	463	407	632
Net realized gains (losses) on Fortitude Re
funds withheld embedded derivative	-	(603)	(603)	-	(2,645)	(2,645)	-
Net realized gains (losses)	$1,751	$400	$2,151	$(56)	$(2,182)	$(2,238)	$632

(a) For 2019, Intent to sell was included in Other-than-temporary impairments.

(b) In 2021, primarily includes gains from sale of global real estate investments of $1.1 billion and gains from affordable housing partnerships of $208 million. In 2019, includes $200 million from the sale and concurrent leaseback of our corporate headquarters and $300 million as a result of sales in investment real estate properties.

Net realized gains excluding Fortitude Re funds withheld assets in 2021 compared to net realized losses in the prior year were primarily due to gains on the sale of global real estate investments and derivatives gains compared to losses in the prior year, which more than offset lower foreign exchange gains compared to the prior year.

Variable annuity embedded derivatives, net of related hedges, reflected losses in 2021 compared to gains in the prior year. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with GMWB embedded derivative, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.

Net realized gains (losses) on Fortitude Re funds withheld assets primarily reflect changes in the valuation of the modified coinsurance and funds withheld assets. Increases in the valuation of these assets result in losses to AIG as the appreciation on the assets must under those reinsurance arrangements be transferred to Fortitude Re. Decreases in valuation of the assets result in gains to AIG as the depreciation on the assets under those reinsurance arrangements must be transferred to Fortitude Re. For further details on the impact of the funds withheld arrangements with Fortitude Re see Note 7 to the Consolidated Financial Statements.

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

For further discussion of our investment portfolio see Note 5 to the Consolidated Financial Statements.

AIG | 2021 Form 10-K 125

ITEM 7 | Investments

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in 2021 was primarily attributable to movements in interest rates and spreads. For 2021, net unrealized losses related to fixed maturity securities were $9.3 billion due primarily to an increase in interest rates.

The change in net unrealized gains and losses on investments in 2020 was primarily attributable to increases in the fair value of fixed maturity securities. For 2020, net unrealized gains related to fixed maturity securities were $9.5 billion due primarily to lower rates partially offset by a widening of credit spreads.

For further discussion of our investment portfolio see Note 5 to the Consolidated Financial Statements.

Insurance Reserves

Liability for unpaid losses and loss adjustment expenses (Loss Reserves)

The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

At December 31,	2021			2020
	Net liability for	Reinsurance	Gross liability	Net liability for	Reinsurance	Gross liability
	unpaid losses	recoverable on	for unpaid	unpaid losses	recoverable on	for unpaid
	and loss	unpaid losses and	losses and	and loss	unpaid losses and	losses and
	adjustment	loss adjustment	loss adjustment	adjustment	loss adjustment	loss adjustment
(in millions)	expenses	expenses	expenses	expenses	expenses	expenses
General Insurance:
U.S. Workers' Compensation (net of discount)	$3,282	$5,216	$8,498	$3,905	$5,653	$9,558
U.S. Excess Casualty	3,850	4,195	8,045	3,746	4,584	8,330
U.S. Other Casualty	3,805	4,191	7,996	3,520	4,568	8,088
U.S. Financial Lines	5,356	1,893	7,249	4,838	2,193	7,031
U.S. Property and Special Risks	6,615	3,587	10,202	6,181	2,571	8,752
U.S. Personal Insurance	1,001	2,198	3,199	1,116	1,626	2,742
UK/Europe Casualty and Financial Lines	7,175	1,603	8,778	6,826	1,225	8,051
UK/Europe Property and Special Risks	2,631	1,492	4,123	2,679	1,215	3,894
UK/Europe and Japan Personal Insurance	1,962	608	2,570	2,219	505	2,724
Other product lines(b)	5,815	5,468	11,283	6,202	5,410	11,612
Unallocated loss adjustment expenses(b)	1,654	1,015	2,669	1,526	1,106	2,632
Total General Insurance	43,146	31,466	74,612	42,758	30,656	73,414
Other Operations Run-Off:
U.S. Run-Off Long Tail Insurance Lines
(net of discount)	164	3,434	3,598	205	3,500	3,705
Other run-off product lines	264	61	325	210	60	270
Blackboard	217	138	355	88	101	189
Unallocated loss adjustment expenses	22	114	136	28	114	142
Total Other Operations Run-Off	667	3,747	4,414	531	3,775	4,306

Total	$43,813	$35,213	$79,026	$43,289	$34,431	$77,720

(a) Includes net loss reserve discount of $876 million and $725 million as of December 31, 2021 and 2020, respectively. For information regarding loss reserve discount see Note 12 to the Consolidated Financial Statements.

(b) Other product lines and Unallocated loss adjustment expenses includes Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense for the Fortitude Re reinsurance of $3.5 billion and $3.8 billion as of December 31, 2021 and 2020, respectively.

126 AIG | 2021 Form 10-K

ITEM 7 | Insurance Reserves

Prior Year Development

The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

(in millions)	2021	2020	2019
General Insurance:
North America*	$(194)	$(157)	$(136)
International	(7)	81	(158)
Total General Insurance	$(201)	$(76)	$(294)
Other Operations Run-Off	86	2	-
Total prior year favorable development	$(115)	$(74)	$(294)

* Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $193 million, $211 million and $232 million in the years ended December 31, 2021, 2020 and 2019, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $(249) million, $(228) million and $(278) million for the years ended December 31, 2021, 2020 and 2019, respectively. Also excludes the related changes in amortization of the deferred gain, which were $(3) million, $25 million and $(13) million over those same periods.

Net Loss Development – 2021

During 2021, we recognized favorable prior year loss reserve development of $115 million. The key components of this development were:

North America

• Strong favorable development in Personal Insurance, primarily attributable to subrogation recovery related to the 2017 and 2018 California wildfires partially offset by the impact of dropping below the attachment point of our 2018 catastrophe aggregate treaty, which also adversely impacted our U.S. Property and Special Risk Commercial Lines.

• Favorable development on U.S. Workers Compensation and short-tailed commercial lines within Other Product Lines, reflecting lower frequency and severity in recent calendar years.

• Amortization benefit of $193 million related to the deferred gain on the adverse development cover.

• Reserve strengthening within U.S. Financial Lines, reflecting higher severity of claims in Directors & Officers, principally from accident years 2018 and prior, and cyber risk from accident years 2019 and 2020.

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

For additional information on prior year development by line of business see Note 12 to the Consolidated Financial Statements. For information regarding actuarial methods employed for major classes of business, see Critical Accounting Estimates.

AIG | 2021 Form 10-K 127

ITEM 7 | Insurance Reserves

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Years Ended December 31, 2021
(in millions)	Total	2020	2019 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(383)	$(25)	$(358)
U.S. Excess Casualty	(5)	6	(11)
U.S. Other Casualty	7	56	(49)
U.S. Financial Lines	521	49	472
U.S. Property and Special Risks	189	(28)	217
U.S. Personal Insurance	(413)	(48)	(365)
Other Product Lines	(110)	(35)	(75)
Total General Insurance North America	$(194)	$(25)	$(169)
General Insurance International:
UK/Europe Casualty and Financial Lines	$210	$50	$160
UK/Europe Property and Special Risks	(118)	(51)	(67)
UK/Europe and Japan Personal Insurance	(173)	(148)	(25)
Other product lines	74	(11)	85
Total General Insurance International	$(7)	$(160)	$153
Other Operations Run-Off	86	42	44
Total Prior Year (Favorable) Unfavorable Development	$(115)	$(143)	$28

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

• Favorable development in Property, Specialty and other miscellaneous coverages;

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

For information regarding the 2019 net loss development see Part II, Item 7. MD&A – Insurance Reserves – Loss Reserves of our 2020 Annual Report.

128 AIG | 2021 Form 10-K

ITEM 7 | Insurance Reserves

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

For a description of AIG’s catastrophe reinsurance protection for 2021, see Enterprise Risk Management – Insurance Risks – General Insurance Companies’ Key Risks – Natural Catastrophe Risk.

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement as of December 31, 2021, 2020 and 2019, showing the effect of discounting of loss reserves and amortization of the deferred gain.

	December 31,	December 31,	December 31,
(in millions)	2021	2020	2019
Gross Covered Losses
Covered reserves before discount	$14,398	$16,534	$19,064
Inception to date losses paid	27,023	25,198	22,954
Attachment point	(25,000)	(25,000)	(25,000)
Covered losses above attachment point	$16,421	$16,732	$17,018

Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,137	$13,386	$13,614
Consideration paid including interest	(10,188)	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	2,949	3,198	3,426
Discount on ceded losses(a)	(953)	(911)	(1,251)
Pre-tax deferred gain before amortization	1,996	2,287	2,175
Inception to date amortization of deferred gain at inception	(1,097)	(904)	(693)
Inception to date amortization attributed to changes in deferred gain(b)	(30)	(86)	(101)
Deferred gain liability reflected in AIG's balance sheet	$869	$1,297	$1,381

(a) The accretion of discount and a reduction in effective interest rates is offset by changes in estimates of the amount and timing of future recoveries.

(b) Excluded from APTI.

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

Years Ended December 31,
(in millions)	2021	2020	2019
Balance at beginning of year, net of discount	$1,297	$1,381	$1,382
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	(249)	(228)	(277)
Amortization attributed to deferred gain at inception(b)	(193)	(211)	(232)
Amortization attributed to changes in deferred gain(c)	56	15	39
Changes in discount on ceded loss reserves	(42)	340	469
Balance at end of year, net of discount	$869	$1,297	$1,381

(a) Prior year reserve development ceded to NICO under the retroactive reinsurance agreement is deferred under GAAP.

(b) Represents amortization of the deferred gain recognized in APTI.

(c) Excluded from APTI.

The lines of business subject to this agreement have been the source of the majority of the unfavorable prior year development over the past several years, though the overall prior year development has been favorable over the past three years. The agreement has resulted in lower capital charges for reserve risks at our U.S. insurance subsidiaries. In addition, net investment income declined as a result of lower invested assets.

AIG | 2021 Form 10-K 129

ITEM 7 | Insurance Reserves

Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our Run-Off operations. Those reinsurance transactions were designed to consolidate most of our Insurance Run-Off Lines into a single legal entity. As of December 31, 2021, approximately $29.6 billion of reserves from our Life and Retirement Run-Off Lines and approximately $3.8 billion of reserves from our General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.

Of the Fortitude Re reinsurance agreements, the largest is the Amended and Restated Combination Coinsurance and Modified Coinsurance Agreement by and between our subsidiary American General Life Insurance Company (AGL) and Fortitude Re. Under this treaty, approximately $22.6 billion of AGL reserves as of December 31, 2021 were ceded to Fortitude Re representing a mix of life and annuity risks. Fortitude Re provides 100 percent reinsurance of the ceded risks. AGL retains the risk of collection of any third party reinsurance covering the ceded business. At effectiveness of the treaty, an amount equal to the aggregate ceded reserves was deposited by AGL into a modified coinsurance account of AGL to secure the obligations of Fortitude Re. Fortitude Re receives or makes quarterly payments that represent the net gain or loss under the treaty for the relevant quarter, including any net investment gain or loss on the assets in the modified coinsurance account. An AIG affiliate will serve as portfolio manager of assets in the modified coinsurance account for a minimum of three years after the June 2, 2020 closing of the Majority Interest Fortitude Sale.

Following receipt of all regulatory approvals and the satisfaction of other conditions, effective as of January 1, 2022, AIG sold to an affiliate of Fortitude Re all of the outstanding capital stock of two servicing companies that administer the Life and Retirement and General Insurance ceded business, and the ceding insurers entered into administrative services agreements pursuant to which AIG transferred administration of certain Life and Retirement and General Insurance ceded business to such companies.

For a summary of significant reinsurers see Enterprise Risk Management – Insurance Risks – Reinsurance Activities – Reinsurance Recoverable.

LIFE AND ANNUITY FUTURE POLICY BENEFITS, POLICYHOLDER CONTRACT DEPOSITS and dac

The following section provides discussion of life and annuity future policy benefits, policyholder contract deposits and deferred policy acquisition costs.

For information regarding 2019 life and annuity future policy benefits, policyholder contract deposits and deferred policy acquisition costs, see Part II, Item 7. MD&A – Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and DAC of our 2020 Annual Report.

Update of Actuarial Assumptions and Models

The life insurance companies review and update actuarial assumptions at least annually, generally in the third quarter. Assumption setting standards vary between investment-oriented products and traditional long-duration products.

Investment-Oriented Products

The life insurance companies review and update estimated gross profit assumptions used to amortize DAC and related items (which may include VOBA, DSI and unearned revenue reserves) and assessments used to accrue guaranteed benefit reserves for investment-oriented products at least annually. Estimated gross profit projections include assumptions for investment-related returns and spreads, product-related fees and expenses, mortality gains and losses, policyholder behavior and other factors. In estimating future gross profits, lapse assumptions require judgment and can have a material impact on DAC amortization. If the assumptions used for estimated gross profits change significantly, DAC and related reserves are recalculated using the new projections, and any resulting adjustment is included in income. Updating such projections may result in acceleration of amortization in some products and deceleration of amortization in other products.

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

Various assumptions were updated, including the following effective September 30, 2021:

• The reversion to the mean rates of return (gross of fees) were decreased to 1.04 percent from 3.12 percent for the variable annuity product line in Individual Retirement and increased to 4.04 percent from 2.87 percent for the variable annuity product line in Group Retirement primarily due to recent equity market movements. The separate account long-term asset growth rate assumption related to equity market performance remained unchanged at 7.0 percent. The Group Retirement reversion to the mean rate of return had become and had remained less than zero percent, the rate was unlocked and reset to 3.59 percent, which increased the DAC and sales inducement balances by a total of $78 million and decreased reserve balances by $6 million, increasing pre-tax income by a total of $84 million. The long-term growth assumption remained unchanged at 7.0 percent; and

130 AIG | 2021 Form 10-K

ITEM 7 | Insurance Reserves

• Ultimate projected yields on most of our invested assets were lowered on life and annuity deposits. Life deposit projected yields decreased up to 42 basis points while annuity insurance deposits saw decreases of up to 52 basis points. Projected yields are graded from a weighted average net GAAP book yield of existing assets supporting the business based on the value of the assets to a weighted average yield based on the duration of the assets excluding assets that mature during the grading period. The grading period is three years for deferred annuity products and five years for life insurance products due to deferred annuities having a shorter duration than life products. Projected yields are held constant after the grading period.

For information regarding actuarial methods see Critical Accounting Estimates – Estimated Gross Profits to Value Deferred Acquisition Costs and Unearned Revenue for Investment-Oriented Products.

Traditional long-duration products

For traditional long-duration products discussed below, which include whole life insurance, term life insurance, accident and health insurance, PRT group annuities, and life-contingent single premium immediate annuities and structured settlements, a “lock-in” principle applies. The assumptions used to calculate the benefit liabilities and DAC are set when a policy is issued and do not change with changes in actual experience, unless a loss recognition event occurs. A loss recognition event occurs when current liabilities together with expected future premiums are not sufficient to provide for all future benefits, expenses, and DAC amortization, net of reinsurance. A loss recognition event is driven by observed changes in actual experience or estimates differing significantly from “locked-in” assumptions. Underlying assumptions, including interest rates, are reviewed periodically and updated as appropriate for loss recognition testing purposes.

The net increases (decreases) to pre-tax income and adjusted pre-tax income as a result of the update of actuarial assumptions for 2021, 2020 and 2019 are shown in the following tables.

The following table presents the decrease in pre-tax income resulting from the third quarter update of actuarial assumptions in the life insurance companies, by line item as reported in Results of Operations:

Years Ended December 31,
(in millions)	2021	2020		2019
Premiums	$(41)	$-	$
Policy fees	(74)	(106)		(32)
Interest credited to policyholder account balances	(50)	(6)		19
Amortization of deferred policy acquisition costs	(139)	225		203
Non deferrable insurance commissions	-	15		-
Policyholder benefits and losses incurred	138	(235)		(363)
Decrease in adjusted pre-tax income	(166)	(107)		(173)
Change in DAC related to net realized gains and losses	57	(44)		(17)
Net realized gains (losses)	(100)	142		180
Decrease in pre-tax income	$(209)	$(9)		$(10)

Update of Actuarial Assumptions by Business Segment

The following table presents the increase (decrease) in adjusted pre-tax income resulting from the third quarter update of actuarial assumptions for the life insurance companies, by segment and product line:

Years Ended December 31,
(in millions)	2021	2020	2019
Life and Retirement:
Individual Retirement
Fixed annuities	$(274)	$(77)	$82
Variable and indexed annuities	4	2	(145)
Total Individual Retirement	(270)	(75)	(63)
Group Retirement	(2)	68	(17)
Life Insurance	106	(101)	(64)
Institutional Markets	-	1	-
Total Life and Retirement	(166)	(107)	(144)
Other Operations Run-Off	-	-	(29)
Total decrease in adjusted pre-tax income from update of assumptions	$(166)	$(107)	$(173)

AIG | 2021 Form 10-K 131

ITEM 7 | Insurance Reserves

In 2021, adjusted pre-tax income included a net unfavorable update of $166 million, primarily in fixed annuities driven by changes to earned rates causing spread compression partially offset by favorable updates to full surrender assumptions, and updates to the Life Insurance reserves for universal life with secondary guarantees and similar features (excluding base policy liabilities and embedded derivatives) model.

In 2020, adjusted pre-tax income included a net unfavorable adjustment of $107 million, primarily in fixed annuities driven by changes to earned rates causing spread compression partially offset by favorable updates to full surrender assumptions, and in Life Insurance primarily due to mortality modeling enhancements.

The impacts related to the update of actuarial assumptions in each period are discussed by business segment below.

Individual Retirement

The annual update of actuarial assumptions resulted in net unfavorable impact to adjusted pre-tax income of Individual Retirement of $270 million and $75 million in 2021 and 2020, respectively.

In 2021, in fixed annuities, the update of estimated gross profit assumptions resulted in a net unfavorable impact of $274 million which reflected lower projected investment earnings. In 2020, the update of estimated gross profit assumptions resulted in a net unfavorable impact of $77 million which reflected lower projected investment earnings, partially offset by lower assumed lapses.

In 2021, in variable and index annuities, the update of estimated gross profit assumptions resulted in a net favorable impact of $4 million, driven by lower assumed lapses. These updates were largely offset by lower projected investment earnings. In 2020, the update of estimated gross profit assumptions resulted in a net favorable adjustment of $2 million driven by guarantee withdrawal benefit utilization assumptions. These updates were partially offset by lower projected investment earnings.

Group Retirement

In 2021, in Group Retirement, the update of estimated gross profit assumptions resulted in a net unfavorable impact of $2 million, driven primarily in the variable annuities line by lower projected investment earnings, largely offset by resetting the reversion to the mean rates. In 2020, the update of estimated gross profit assumptions resulted in a favorable impact of $68 million, primarily in the variable annuities line from extending the DAC amortization projection period, partially offset by updates to expense and lapse assumptions. The DAC amortization projection period was extended to reflect business still in-force at the end of the previous projection period, resulting in an increase in modeled future profits and an increase in the current DAC balance.

Life Insurance

In 2021, in Life Insurance, the update of actuarial assumptions resulted in a net favorable impact of $106 million, primarily driven by updates to the modeling of certain policy fees for universal life with secondary guarantees and similar features (excluding base policy liabilities and embedded derivatives), which was partially offset by lower projected investment earnings and model updates involving reinsurance. In 2020, the annual update of actuarial assumptions resulted in a net unfavorable impact of $101 million, primarily driven by updates to universal life mortality assumptions. The mortality updates better align the assumptions with experience and reduce future profits which increases the reserves for affected products. The unfavorable updates were partially offset by refinements to reserve modeling.

132 AIG | 2021 Form 10-K

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

For additional information on market risk management related to these product features see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Index Annuity and Universal Life Risk Management and Hedging Programs.

Differences in Valuation of Embedded Derivatives and Economic Hedge Target

The variable annuity hedging program utilizes an economic hedge target, which represents an estimate of the underlying economic risks in our GMWB riders. The economic hedge target differs from the GAAP valuation of the GMWB embedded derivatives, creating volatility in our net income (loss) primarily due to the following:

• The economic hedge target includes 100 percent of rider fees in present value calculations; the GAAP valuation reflects only those fees attributed to the embedded derivative such that the initial value at contract issue equals zero;

• The economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for GAAP valuation, such as margins for policyholder behavior, mortality, and volatility; and

• The economic hedge target excludes the non-performance or “own credit” risk adjustment used in the GAAP valuation, which reflects a market participant’s view of our claims-paying ability by incorporating a different spread (the NPA spread) to the curve used to discount projected benefit cash flows. Because the discount rate includes the NPA spread and other explicit risk margins, the GAAP valuation has different sensitivities to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target. For more information on our valuation methodology for embedded derivatives within policyholder contract deposits see Note 4 to the Consolidated Financial Statements.

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

• Actual versus expected changes in the hedge target driven by assumptions not subject to hedging, particularly policyholder behavior; and

• Risk exposures that we have elected not to explicitly or fully hedge.

The following table presents a reconciliation between the fair value of the GAAP embedded derivatives and the value of our economic hedge target:

	December 31,	December 31,
(in millions)	2021	2020
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$2,472	$3,572
Exclude non-performance risk adjustment	(2,508)	(2,958)
Embedded derivative liability, excluding NPA	4,980	6,530
Adjustments for risk margins and differences in valuation	(2,172)	(2,502)
Economic hedge target liability	$2,808	$4,028
AIG | 2021 Form 10-K 133

ITEM 7 | Insurance Reserves

Impact on Pre-tax Income (Loss)

The impact on our pre-tax income (loss) of variable annuity guaranteed living benefits and related hedging results includes changes in the fair value of the GMWB embedded derivatives, and changes in the fair value of related derivative hedging instruments, both of which are recorded in Net realized gains (losses). Realized gains (losses), as well as net investment income from changes in the fair value of fixed maturity securities used in the hedging program, are excluded from adjusted pre-tax income of Individual Retirement and Group Retirement.

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

The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

Years Ended December 31,
(in millions)	2021	2020	2019
Change in fair value of embedded derivatives, excluding update of actuarial
assumptions and NPA	$2,289	$(1,145)	$(156)
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities*	57	44	194
Interest rate derivative contracts	(600)	1,342	1,029
Equity derivative contracts	(1,217)	(679)	(1,274)
Change in fair value of variable annuity hedging portfolio	(1,760)	707	(51)
Change in fair value of embedded derivatives excluding update of actuarial assumptions and
NPA, net of hedging portfolio	529	(438)	(207)
Change in fair value of embedded derivatives due to NPA spread	(68)	50	(314)
Change in fair value of embedded derivatives due to change in NPA volume	(383)	404	202
Change in fair value of embedded derivatives due to update of actuarial assumptions	(60)	194	219
Total change due to updated of actuarial assumptions and NPA	(511)	648	107
Net impact on pre-tax income (loss)	$18	$210	$(100)

Impact to Consolidated Income Statement
Net investment income, net of related interest credited to policyholder account balances	$57	$44	$194
Net realized gains (losses)	(39)	166	(294)
Net impact on pre-tax income (loss)	$18	$210	$(100)

Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)	$109	$295	$261

* Beginning in July 2019, the fixed maturity securities portfolio used in the hedging program was rebalanced to reposition the portfolio from a duration, sector, and issuer perspective. As part of this rebalancing, fixed maturity securities where we elected the fair value option were sold. Later in the quarter, as new fixed maturity securities were purchased, they were classified as available for sale. The change in fair value of available-for-sale fixed maturity securities recognized as a component of other comprehensive income (loss) was a loss of $122 million in 2021 due to higher interest rates. The change in fair value of available-for-sale fixed maturity securities recognized as a component of other comprehensive income (loss) were gains of $217 million and $57 million for 2020 and 2019, respectively, due to lower interest rates and tightening credit spreads.

134 AIG | 2021 Form 10-K

ITEM 7 | Insurance Reserves

The net impact on pre-tax income of $18 million from the GMWB embedded derivatives and related hedges in 2021 was driven by gains from higher equity markets, impact of higher interest rates on the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio, offset by the tightening of NPA credit spreads, impact of higher interest rates that resulted in NPA volume losses from lower expected GMWB payments, and losses from the review and update of actuarial assumptions. In 2020, the net impact on pre-tax income of $210 million was driven by the widening of NPA credit spreads, impact of lower interest rates that resulted in NPA volume gains from higher expected GMWB payments, gains from higher equity markets, and gains from the review and update of actuarial assumptions, partially offset by the impact of lower interest rates on the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio.

The change in the fair value of the GMWB embedded derivatives, excluding NPA and update of actuarial assumptions in 2021 reflected gains from increases in interest rates and equity markets. In 2020, the change in the fair value of the GMWB embedded derivatives, excluding NPA and update of actuarial assumptions, reflected losses from decreases in interest rates, partially offset by gains from higher equity markets.

Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities on a GAAP basis, due to the NPA and other risk margins used for GAAP valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio. On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target, as discussed below. In 2021, we had a net mark to market gain of approximately $109 million from our hedging activities related to our economic hedge target primarily driven by higher equity markets, partially offset by losses from the review and update of actuarial assumptions. In 2020, we estimated a net mark to market gain of approximately $295 million from our hedging activities related to our economic hedge target primarily driven by gains from higher equity markets and gains from the review and update of actuarial assumptions offset by tightening credit spreads.

Change in Economic Hedge Target

The decrease in the economic hedge target liability in 2021 was primarily driven by higher interest rates and higher equity markets, partially offset by losses from the review and update of actuarial assumptions. The increase in the economic hedge target liability in 2020 was primarily due to lower interest rates and tighter credit spreads, offset by benefits from the review and update of assumptions and higher equity markets.

Change in Fair Value of the Hedging Portfolio

The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivative valuation under GAAP, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

• Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in losses driven by higher interest rates in 2021 compared to gains driven by lower interest rates in 2020.

• Changes in the fair value of equity derivative contracts, which included futures and options, resulted in losses in 2021 and 2020, and varied based on the relative change in equity market returns in the respective periods.

• Changes in the fair value of fixed maturity securities, primarily corporate bonds, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. The change in the fair value of the corporate bond hedging program in 2021 reflected losses due to higher interest rates. The gains in 2020 reflected the impact of decreases in interest rates and tightening credit spreads.

AIG | 2021 Form 10-K 135

ITEM 7 | Insurance Reserves

DAC

The following table summarizes the major components of the changes in DAC, including VOBA, within the Life and Retirement companies:

Years Ended December 31,
(in millions)	2021	2020	2019
Balance, beginning of year	$7,316	$8,119	$9,286
Initial allowance upon the adoption of the current expected credit loss accounting standard	-	15	-
Acquisition costs deferred	1,010	910	1,180
Amortization expense:
Update of assumptions included in adjusted pre-tax income	(139)	225	203
Related to realized gains and losses	(33)	8	51
All other operating amortization	(834)	(856)	(875)
Increase (decrease) in DAC due to foreign exchange	(10)	18	18
Change related to unrealized depreciation (appreciation) of investments	776	(1,123)	(1,744)
Balance, end of year, excluding Fortitude Re DAC(a)	8,086	7,316	8,119
DAC on business ceded to Fortitude Re(b)	-	-	456
Balance, end of year	$8,086	$7,316	$8,575

(a)DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $10.5 billion, $10.5 billion and $10.1 billion at December 31, 2021, 2020 and 2019, respectively.

(b)As of closing of the Majority Interest Fortitude Sale on June 2, 2020, these DAC balances were deemed to be not recoverable and were written off.

The net impact to DAC amortization from the update of actuarial assumptions for estimated gross profits, including those reported within change in DAC related to net realized gains (losses), represented one percent and two percent of the DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments as of December 31, 2021 and 2020, respectively.

Reversion to the Mean

The projected separate account returns on variable annuities use a reversion-to-the-mean (RTM) approach, under which lower historical returns lead to higher current returns and vice versa. The RTM rate is updated quarterly based on market returns and can change dramatically in periods where market returns move significantly. An anchor date is set in the past, such that the historical returns since the anchor date, combined with the updated RTM rate applied for over the first five years of the projection brings the average growth over the combined period to the long-term rate 7.00 percent assumption. The criterion to review the five-year RTM anchor date is for the current RTM rate to be less than zero or more than double the long-term growth rate assumption for three consecutive months. When the anchor date is reset, the RTM rate is determined to be approximately one-half of the long-term rate. Should market returns be significantly out of line with our expectations there are caps and floors that if breached would trigger a reassessment of the long-term rate and the RTM rate.

For additional information on assumptions related to our reversion to the mean methodology see Critical Accounting Estimates – Estimated Gross Profits to Value Deferred Acquisition Costs and Unearned Revenue for Investment-Oriented Products.

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC and Reserves for universal life insurance and investment-oriented products are adjusted at each balance sheet date to reflect the change in DAC, unearned revenue, and benefit reserves with an offset to Other comprehensive income (loss) (OCI) as if securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (changes related to unrealized appreciation (depreciation) of investments). Similarly, for long-duration traditional products, significant unrealized appreciation of investments in a sustained low interest rate environment may cause additional future policy benefit liabilities with an offset to OCI to be recorded.

Changes related to unrealized appreciation (depreciation) of investments related to DAC and unearned revenue generally move in the opposite direction of the change in unrealized appreciation of the available for sale securities portfolio, reducing the reported DAC and unearned revenue balance when market interest rates decline. Conversely, changes related to unrealized appreciation (depreciation) of investments related to benefit reserves generally move in the same direction as the change in unrealized appreciation of the available for sale securities portfolio, increasing reported future policy benefit liabilities balance when market interest rates decline.

136 AIG | 2021 Form 10-K

ITEM 7 | Insurance Reserves

Market conditions in 2021 drove a $7.4 billion decrease in the unrealized appreciation of the available for sale fixed maturity securities portfolio held to support the Life and Retirement businesses at December 31, 2021 compared to December 31, 2020. At December 31, 2021, the changes related to unrealized appreciation (depreciation) of investments reflected increases in amortized balances including DAC and unearned revenue reserves, while accrued liabilities such as policyholder benefit liabilities decreased $941 million from December 31, 2020.

Reserves

The following table presents a rollforward of insurance reserves by operating segments for Life and Retirement, including future policy benefits, policyholder contract deposits, other policyholder funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

Years Ended December 31,
(in millions)	2021	2020	2019
Individual Retirement
Balance at beginning of year, gross	$148,837	$144,753	$132,529
Premiums and deposits	13,916	10,370	14,899
Surrenders and withdrawals	(11,368)	(12,023)	(13,135)
Death and other contract benefits	(3,138)	(3,075)	(3,204)
Subtotal	148,247	140,025	131,089
Change in fair value of underlying assets and reserve accretion, net of policy fees	5,457	7,285	11,492
Cost of funds(a)	1,683	1,675	1,666
Other reserve changes	114	(148)	506
Less the sale of retail mutual fund assets	(7,009)	-	-
Balance at end of year	148,492	148,837	144,753
Reinsurance ceded	(308)	(313)	(308)
Total Individual Retirement insurance reserves and mutual fund assets	$148,184	$148,524	$144,445
Group Retirement
Balance at beginning of year, gross	$110,651	$102,049	$91,685
Premiums and deposits	7,766	7,496	8,346
Surrenders and withdrawals	(10,097)	(8,696)	(10,317)
Death and other contract benefits	(877)	(740)	(675)
Subtotal	107,443	100,109	89,039
Change in fair value of underlying assets and reserve accretion, net of policy fees	10,240	9,644	11,939
Cost of funds(a)	1,138	1,125	1,128
Other reserve changes	(329)	(227)	(57)
Balance at end of year	118,492	110,651	102,049
Total Group Retirement insurance reserves and mutual fund assets	$118,492	$110,651	$102,049
Life Insurance
Balance at beginning of year, gross	$27,998	$27,397	$24,844
Premiums and deposits	4,229	4,046	3,931
Surrenders and withdrawals	(487)	(484)	(663)
Death and other contract benefits	(592)	(557)	(663)
Subtotal	31,148	30,402	27,449
Change in fair value of underlying assets and reserve accretion, net of policy fees	(808)	(1,133)	(1,138)
Cost of funds(a)	353	373	374
Other reserve changes	(2,278)	(1,644)	712
Balance at end of year	28,415	27,998	27,397
Reinsurance ceded	(1,554)	(1,437)	(1,358)
Total Life Insurance reserves	$26,861	$26,561	$26,039

AIG | 2021 Form 10-K 137

ITEM 7 | Insurance Reserves

Institutional Markets
Balance at beginning of year, gross	$27,342	$23,673	$21,762
Premiums and deposits	4,948	4,846	2,822
Surrenders and withdrawals	(1,821)	(1,788)	(984)
Death and other contract benefits	(887)	(886)	(1,102)
Subtotal	29,582	25,845	22,498
Change in fair value of underlying assets and reserve accretion, net of policy fees	741	823	788
Cost of funds(a)	274	304	356
Other reserve changes	(333)	370	31
Balance at end of year	30,264	27,342	23,673
Reinsurance ceded	(45)	(45)	(44)
Total Institutional Markets reserves	$30,219	$27,297	$23,629
Total insurance reserves and mutual fund assets
Balance at beginning of year, gross	$314,828	$297,872	$270,820
Premiums and deposits	30,859	26,758	29,998
Surrenders and withdrawals	(23,773)	(22,991)	(25,099)
Death and other contract benefits	(5,494)	(5,258)	(5,644)
Subtotal	316,420	296,381	270,075
Change in fair value of underlying assets and reserve accretion, net of policy fees	15,630	16,619	23,081
Cost of funds(a)	3,448	3,477	3,524
Other reserve changes	(2,826)	(1,649)	1,192
Less the sale of retail mutual fund assets	(7,009)	-	-
Balance at end of year, excluding Fortitude Re reserves	325,663	314,828	297,872
Fortitude Re reserves(b)	27,654	28,505	30,441
Balance at end of year, including Fortitude Re reserves	353,317	343,333	328,313
Fortitude Re reinsurance ceded(b)	(27,654)	(28,505)	-
Reinsurance ceded	(1,907)	(1,795)	(1,710)
Total insurance reserves and mutual fund assets	$323,756	$313,033	$326,603

(a) Excludes amortization of deferred sales inducements.

(b) Includes amounts related to policies where AIG has partially ceded to other reinsurers and Fortitude Re.

Insurance reserves, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration, were comprised of the following balances:

	December 31,	December 31,
(in millions)	2021	2020(b)
Future policy benefits	$57,749	$54,645
Policyholder contract deposits	156,844	154,669
Other policyholder funds(a)	833	957
Separate account liabilities	109,111	100,290
Total insurance reserves	324,537	310,561
Mutual fund assets	28,780	32,772
Total insurance reserves and mutual fund assets	$353,317	$343,333

(a) Excludes unearned revenue liability.

(b) Liabilities for certain universal life products were reclassified from Policyholder contract deposits to Future policy benefits for life and accident and health insurance contracts. For additional information, see Note 1 to the Consolidated Financial Statements.

138 AIG | 2021 Form 10-K

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

For additional information see Enterprise Risk Management – Risk Appetite, Limits, Identification and Measurement and Enterprise Risk Management – Liquidity Risk Management below.

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

For information regarding risks associated with COVID-19, see Part I, Item 1A. – Risk Factors – Market Conditions – “COVID-19 has adversely affected, and is expected to continue to adversely affect, our global business, results of operations, financial condition and liquidity, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted”.

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

AIG | 2021 Form 10-K 139

ITEM 7 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

Sources

Liquidity to AIG Parent from Subsidiaries

During 2021, our General Insurance companies distributed cash and fixed maturity securities of $2.3 billion, and our Life and Retirement companies distributed $2.8 billion of cash and $38 million of AIG Common Stock held by certain Life and Retirement companies to AIG Parent or applicable intermediate holding companies.

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

Blackstone Transactions

In November 2021, AIG completed the sale of a 9.9 percent equity interest in SAFG to an affiliate of Blackstone for $2.2 billion.

In December 2021, AIG Parent and AGL received net proceeds of $3.9 billion and $0.5 billion, respectively, from the sale of AIG’s interests in a U.S. affordable housing portfolio to Blackstone Real Estate Income Trust.

Uses

General Borrowings

During 2021, $4.0 billion of debt categorized as general borrowings matured, was repaid or redeemed, including the following:

• Redeemed $1.5 billion aggregate principal amount of our 3.300% Notes Due 2021 for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest.

• Repurchased, through cash tender offers, $945 million aggregate principal amount of certain notes and debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $1.3 billion.

• Redeemed $1.5 billion aggregate principal amount of our 4.875% Notes Due 2022 for a redemption price of 103.156 percent of the principal amount, plus accrued and unpaid interest.

We made interest payments on our general borrowings totaling $1.0 billion during 2021. Of this amount, AIG Parent made interest payments on AIG Parent-issued debt instruments totaling $941 million during 2021.

Dividends

During 2021, we made:

• Four quarterly cash dividend payments of $365.625 per share on AIG’s Series A Preferred Stock totaling $29 million.

• Four quarterly cash dividend payments of $0.32 per share on AIG Common Stock totaling $1.1 billion.

Repurchases of Common Stock*

During 2021, AIG Parent repurchased approximately 50 million shares of AIG Common Stock, for an aggregate purchase price of approximately $2.6 billion. Approximately $92 million of these share repurchases were funded with proceeds received from warrant exercises that occurred prior to the expiration of warrants to purchase shares of AIG Common Stock on January 19, 2021.

IRS Tax Prepayment

During 2021, AIG Parent made aggregate prepayments of approximately $364 million to the U.S. Treasury in connection with certain settlement agreements described in Tax Matters below.

* Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from January 1, 2022 to February 15, 2022, we repurchased approximately $522 million of additional shares of AIG Common Stock. As of February 15, 2022, approximately $3.4 billion remained under our share repurchase authorization.

140 AIG | 2021 Form 10-K

ITEM 7 | Liquidity and Capital Resources

Analysis of Sources and Uses of Cash

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates, effective management of our investment portfolio and operating expense discipline.

Interest payments totaled $1.3 billion and $1.1 billion in 2021 and 2020, respectively. Excluding interest payments, AIG had operating cash inflows of $7.6 billion in 2021 compared to operating cash inflows of $2.1 billion in 2020.

Investing Cash Flow Activities

Net cash used in investing activities in 2021 included approximately $4.7 billion of proceeds from divestitures. Net cash used in investing activities in 2020 included $2.2 billion of net cash proceeds from the sale of Fortitude Holdings.

Financing Cash Flow Activities

Net cash used in financing activities in 2021 reflected:

• approximately $1.1 billion in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each quarter of 2021;

• approximately $29 million in the aggregate to pay a dividend of $365.625 per share on AIG’s Series A Preferred Stock in each quarter of 2021;

• approximately $2.6 billion to repurchase approximately 50 million shares of AIG Common Stock;

• approximately $4.0 billion in net outflows from the issuance, repayment and cash tender of long-term debt;

• approximately $156 million in net outflows from the issuance and repayment of debt of consolidated investment entities; and

• approximately $2.2 billion in net inflows from the sale of a 9.9 percent equity interest in SAFG to an affiliate of Blackstone.

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

For information regarding cash flow activities for the year ended December 31, 2019, see Part II, Item 7. MD&A – Liquidity and Capital Resources – Analysis of Sources and Uses of Cash of our 2020 Annual Report.

AIG | 2021 Form 10-K 141

ITEM 7 | Liquidity and Capital Resources

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of December 31, 2021, AIG Parent and applicable intermediate holding companies had approximately $15.2 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities and also include a committed, revolving syndicated credit facility. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales or repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.

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

In the normal course, it is expected that a portion of the capital released by our insurance companies, by our other operations or through the utilization of AIG’s deferred tax assets may be available to support our business strategies, for distribution to shareholders or for liability management.

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

The following table presents AIG Parent and applicable intermediate holding companies liquidity sources:

	As of	As of
(in millions)	December 31, 2021	December 31, 2020
Cash and short-term investments(a)	$4,334	$6,762
Unencumbered fixed maturity securities(b)	6,357	3,711
Total AIG Parent liquidity	10,691	10,473
Available capacity under committed, syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$15,191	$14,973

(a) Cash and short-term investments include agreements in which securities are purchased by us under agreements to resell totaling $1.9 billion and $5.4 billion as of December 31, 2021 and 2020, respectively.

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

142 AIG | 2021 Form 10-K

ITEM 7 | Liquidity and Capital Resources

Our insurance companies may require additional funding to meet capital or liquidity needs under certain circumstances. For example, large catastrophes may require us to provide additional support to the affected operations of our General Insurance companies, and a shift in interest rates may require us to provide support to the affected operations of our Life and Retirement companies.

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

As part of their risk management framework, our insurance companies continue to evaluate and, where appropriate, pursue strategies and programs to improve their liquidity position and facilitate their ability to maintain a fully invested asset portfolio.

Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Borrowings from FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. General Insurance companies had no outstanding borrowings from FHLBs at both December 31, 2021 and 2020. Our U.S. Life and Retirement companies had $3.6 billion which were due to FHLBs in their respective districts at both December 31, 2021 and 2020, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits. Proceeds from funding agreements are generally invested in fixed income securities and other investments intended to generate spread income. These investment contracts do not have mortality or morbidity risk and are similar to GICs. In addition, our U.S. Life and Retirement companies had no outstanding borrowings in the form of cash advances from FHLBs at both December 31, 2021 and 2020.

Certain of our U.S. Life and Retirement companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life and Retirement companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments or partially used for short-term liquidity purposes. Additionally, the aggregate amount of securities that a Life and Retirement company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. Our U.S. Life and Retirement companies had $3.3 billion and $3.4 billion of securities subject to these agreements at December 31, 2021 and 2020, respectively, and $3.4 billion and $3.5 billion of liabilities to borrowers for collateral received at December 31, 2021 and 2020, respectively.

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

AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by AIG Parent and/or certain subsidiaries in the event of a drawdown of these letters of credit. Letters of credit issued in support of the General Insurance companies totaled approximately $4.8 billion at December 31, 2021. Letters of credit issued in support of the Life and Retirement companies totaled approximately $361 million at December 31, 2021.

In 2021, our General Insurance companies collectively paid to AIG Parent or applicable intermediate holding companies a total of approximately $2.3 billion in dividends in the form of cash and fixed maturity securities and received $2 million in tax sharing payments in the form of cash. The fixed maturity securities primarily included U.S. treasuries and securities issued by U.S. agencies.

In 2021, our Life and Retirement companies collectively paid to AIG Parent or applicable intermediate holding companies a total of approximately $1.3 billion in dividends in the form of cash and AIG Common Stock and $1.5 billion in tax sharing payments in the form of cash. On November 1, 2021, SAFG declared a dividend payable to AIG Parent in the amount of $8.3 billion. In connection with such dividend, SAFG issued a promissory note to AIG Parent in the amount of $8.3 billion, which will be required to be paid to AIG Parent prior to the initial public offering of SAFG. As of February 16, 2022, no amounts have been paid under the promissory note.

AIG | 2021 Form 10-K 143

ITEM 7 | Liquidity and Capital Resources

Tax Matters

In October 2020, the Southern District of New York dismissed the case for the 1997 tax year related to the disallowance of foreign tax credits associated with cross border financing transactions based upon the settlement reached between AIG and the government. The settlement concluded our ongoing dispute related to the disallowance of foreign tax credits associated with cross border financing transactions for all years and as a result of the settlement, we will be required to make a payment to the U.S. Treasury. The amount we currently expect to pay based on settlement terms is approximately $0.2 billion, including obligations of AIG Parent and subsidiaries. This amount is net of payments previously made with respect to cross border financing transactions from tax years 1997 through 2006 and other matters related to 2006 and prior, including prepayments of approximately $548 million, $354 million and $10 million that AIG made to the U.S. Treasury in June 2020, June 2021 and October 2021, respectively. The amount also includes interest that will become due after review of the interest calculations and will reflect benefits from the application of interest netting which AIG has requested. While we continue to finalize the interest calculations with the IRS, the remaining amounts may not be determined until 2023.

For additional information regarding this matter see Note 21 to the Consolidated Financial Statements.

Credit Facilities

On November 19, 2021, we entered into a new committed, revolving syndicated credit facility (the Facility) as a potential source of liquidity for general corporate purposes. The Facility provides for aggregate commitments by the bank syndicate to provide unsecured revolving loans and/or standby letters of credit of up to $4.5 billion without any limits on the type of borrowings and is scheduled to expire in November 2026.

As of December 31, 2021, a total of $4.5 billion remains available under the Facility. Our ability to utilize the Facility is not contingent on our credit ratings. However, our ability to utilize the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to utilize the Facility from time to time, and may use the proceeds for general corporate purposes.

In connection with our entry into the Facility, we terminated our prior $4.5 billion credit facility, and no amounts were outstanding under the prior facility at the time of termination.

Contractual Obligations

The following table summarizes material contractual obligations in total, and by remaining maturity:

December 31, 2021		Payments due by Period
	Total		2023 -
(in millions)	Payments	2022	2024	Thereafter
Loss reserves(a)	$80,855	$22,309	$23,036	$35,510
Insurance and investment contract liabilities	293,624	16,435	36,536	240,653
Long-term debt(b)	23,741	68	3,103	20,570
Interest payments on long-term debt	13,683	1,002	1,874	10,807
Total	$411,903	$39,814	$64,549	$307,540

(a) Represents loss reserves, undiscounted and gross of reinsurance.

(b) Does not reflect $6.4 billion of debt of consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.

Loss Reserves

Loss reserves relate to our General Insurance companies and represent estimates of future loss and loss adjustment expense payments based on historical loss development payment patterns. The amounts presented in the above table are undiscounted and therefore exceed the liability for unpaid losses and loss adjustment expenses, including allowance for credit losses, as presented on the Consolidated Balance Sheets. Due to the significance of the assumptions used, the payments by period presented above could be materially different from actual required payments. We believe that our General Insurance companies maintain adequate financial resources to meet the actual required payments under these obligations.

144 AIG | 2021 Form 10-K

ITEM 7 | Liquidity and Capital Resources

For additional information on loss reserves see Critical Accounting Estimates – Loss Reserves and Note 12 to the Consolidated Financial Statements.

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

We have made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits. These assumptions include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premiums on in-force policies. Due to the significance of the assumptions, the periodic amounts presented could be materially different from actual required payments. The amounts presented in the above table are undiscounted and therefore exceed the liabilities for future policy benefits for life and accident and health insurance contracts, and policyholder contract deposits included in the Consolidated Balance Sheets.

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

For additional information on loss reserves see Critical Accounting Estimates – Loss Reserves and Notes 12 and 13 to the Consolidated Financial Statements.

Long-Term Debt and Interest Payments on Long-Term Debt

The amounts presented in this table represent AIG's total long-term debt outstanding and associated future interest payments due on such debt.

For additional information on outstanding debt, see “Debt” below.

Other Contractual Obligations

We have no other significant contractual obligations not reflected in the table above that in aggregate would have a material effect on AIG's financial position, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Off-Balance Sheet Arrangements and Commercial Commitments

In the normal course of business, AIG and our subsidiaries enter into commitments under which we may be required to make payments in the future on a contingent basis.

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

December 31, 2021		Amount of Commitment Expiring
	Total Amounts		2023 -
(in millions)	Committed	2022	2024	Thereafter
Commitments:
Investment commitments	$7,254	$4,132	$2,379	$743
Commitments to extend credit	5,780	1,774	2,769	1,237
Letters of credit	986	752	201	33
Total(a)(b)	$14,020	$6,658	$5,349	$2,013

(a) Excludes guarantees, CMAs or other support arrangements between AIG consolidated entities.

(b) Excludes commitments with respect to pension plans. The annual pension contribution for 2022 is expected to be approximately $65 million.

AIG | 2021 Form 10-K 145

ITEM 7 | Liquidity and Capital Resources

Investment commitments

We enter into investment commitments in the normal course of business that are aligned with and support our investment strategies. These represent commitments to investment in private equity funds, hedge funds and other funds, as well as commitments to purchase and develop real estate in the United States and abroad. The commitments to invest in private equity funds, hedge funds and other funds are called at the discretion of each fund, as needed for funding new investments or expenses of the fund. The expiration of these commitments is estimated based on the expected life cycle of the related funds, consistent with past trends of requirements for funding. These commitments are primarily made by insurance and real estate subsidiaries of the Company.

We also enter into arrangements with variable interest entities (VIEs) and consolidate a VIE when we are the primary beneficiary of the entity.

For additional information on investment commitments and VIEs see Note 9 to the Consolidated Financial Statements.

Commitments to extend credit

As part of our normal course of business lending operations, we enter into commitments to fund mortgage loans at certain interest rates and various other terms, within a stated period of time. Such commitments are legally binding and generally made by insurance subsidiaries of the Company.

Letters of credit

AIG is party to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time for the benefit of third parties in support of our businesses. These letters of credit are subject to reimbursement by AIG in the event of a drawdown.

Other commitments and guarantees

We have no other significant guarantees or commitments not reflected in the table above that in aggregate would have a material effect on AIG's financial position, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

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

For additional information regarding our indemnification agreements see Note 15 to the Consolidated Financial Statements.

Debt

AIG expects to service and repay general borrowings through maturing investments and dispositions of invested assets, future cash flows from operations, cash flows generated from invested assets, future debt or preferred stock issuances and other financing arrangements. AIG borrowings supported by assets of AIG include GIAs that are supported by cash and investments held by AIG Parent, certain non-insurance subsidiaries and amounts posted to third parties as collateral for the repayment of those obligations. Total debt includes debt of consolidated investments not guaranteed by AIG.

For additional information on GIAs and associated collateral posted see Note 5 to the Consolidated Financial Statements.

146 AIG | 2021 Form 10-K

ITEM 7 | Liquidity and Capital Resources

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Year Ended December 31, 2021	December 31,		and	Foreign	Other		December 31,
(in millions)	2020	Issuances	Repayments	Exchange	Changes		2021
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$23,068	$-	$(3,315)	$(157)	$37		$19,633
Junior subordinated debt	1,561	-	(385)	(15)	3		1,164
AIG Japan Holdings Kabushiki Kaisha	361	-	-	(28)	-		333
AIGLH notes and bonds payable	282	-	(83)	-	-		199
AIGLH junior subordinated debt	361	-	(134)	-	-		227
Validus notes and bonds payable	348	-	(36)	-	(19)		293
Total AIG general borrowings	25,981	-	(3,953)	(200)	21		21,849
AIG borrowings supported by assets:(a)
Series AIGFP matched notes and bonds payable	21	-	(3)	-	-		18
GIAs, at fair value	2,033	107	(264)	-	(73)	(b)	1,803
Notes and bonds payable, at fair value	64	-	(6)	-	10	(b)	68
Total AIG borrowings supported by assets	2,118	107	(273)	-	(63)		1,889
Total debt issued or guaranteed by AIG	28,099	107	(4,226)	(200)	(42)		23,738
Other subsidiaries' notes, bonds, loans and
mortgages payable - not guaranteed by AIG	4	-	(1)	-	-		3
Total long-term debt	28,103	107	(4,227)	(200)	(42)		23,741
Debt of consolidated investment entities - not
guaranteed by AIG(c)	9,431	4,338	(4,495)	(21)	(2,831)	(d)	6,422
Total debt	$37,534	$4,445	$(8,722)	$(221)	$(2,873)		$30,163

(a) AIG Parent guarantees all such debt, except for Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $1.4 billion at both December 31, 2021 and December 31, 2020, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b) Primarily represents adjustments to the fair value of debt.

(c) At December 31, 2021, includes debt of consolidated investment entities primarily related to real estate investments of $1.9 billion and other securitization vehicles of $4.5 billion. At December 31, 2020, includes debt of consolidated investment entities related to real estate investments of $3.1 billion, affordable housing partnership investments of $2.3 billion and other securitization vehicles of $4.0 billion.

(d) Includes the effect of consolidating previously unconsolidated partnerships.

Debt Maturities

The following table summarizes maturing long-term debt at December 31, 2021 of AIG for the next four quarters:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(in millions)	2022	2022	2022	2022	Total
AIG general borrowings	$-	$-	$-	$17	$17
AIG borrowings supported by assets	-	19	19	12	50
Other subsidiaries' notes, bonds, loans and mortgages payable	-	-	-	1	1
Total	$-	$19	$19	$30	$68

For additional information on debt outstanding see Note 14 to the Consolidated Financial Statements.

AIG | 2021 Form 10-K 147

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

(d) AIG guarantees all obligations of AIG Financial Products Corp.

These credit ratings are current opinions of the rating agencies. They may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request. For a discussion of rating agency actions in response to AIG’s announced intention to separate its Life and Retirement business from AIG, see Rating Agency Actions Related to the Announced Separation of Life and Retirement below.

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

For information regarding the effects of downgrades in our credit ratings see Note 10 to the Consolidated Financial Statements and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit – “A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, results of operations, financial condition and liquidity”.

148 AIG | 2021 Form 10-K

ITEM 7 | Liquidity and Capital Resources

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

For a discussion of the effects of downgrades in our financial strength ratings see Note 10 to the Consolidated Financial Statements and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit – “A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, results of operations, financial condition and liquidity”.

Rating Agency Actions RELATED TO the ANNOUNCED SEPARATION OF LIFE AND RETIREMENT

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. On November 2, 2021, AIG and Blackstone completed the acquisition by Blackstone of a 9.9 percent equity stake in SAFG. In response to such announcements, the rating agencies in the tables above took the following actions:

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

Regulation and Supervision

For information regarding our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources see Part 1, Item 1. Business – Regulation and Item 1A. Risk Factors – Regulation.

AIG | 2021 Form 10-K 149

ITEM 7 | Liquidity and Capital Resources

Dividends

The following table presents declaration date, record date, payment date and dividends paid per common share on AIG Common Stock in the twelve months ended December 31, 2021:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Common Share
November 4, 2021	December 16, 2021	December 30, 2021	$0.32
August 5, 2021	September 16, 2021	September 30, 2021	0.32
May 6, 2021	June 15, 2021	June 29, 2021	0.32
February 16, 2021	March 16, 2021	March 30, 2021	0.32

On February 16, 2022, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 31, 2022 to shareholders of record on March 17, 2022.

The following table presents declaration date, record date, payment date and dividends paid per preferred share and per depository share on the Series A Preferred Stock in the twelve months ended December 31, 2021:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
November 4, 2021	November 30, 2021	December 15, 2021	$365.625	$0.365625
August 5, 2021	August 31, 2021	September 15, 2021	365.625	0.365625
May 6, 2021	May 31, 2021	June 15, 2021	365.625	0.365625
February 16, 2021	February 26, 2021	March 15, 2021	365.625	0.365625

On February 16, 2022, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on March 15, 2022 to holders of record on February 28, 2022.

The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, as discussed further in Note 16 to the Consolidated Financial Statements.

Repurchases of AIG Common Stock

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On August 3, 2021, our Board of Directors authorized a share repurchase authorization of AIG Common Stock of $6.0 billion (inclusive of the approximately $908 million remaining under the Board’s prior share repurchase authorization).

During 2021, AIG Parent repurchased approximately 50 million shares of AIG Common Stock for an aggregate purchase price of $2.6 billion, including approximately $6 million of shares purchased from certain Life and Retirement companies. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from January 1, 2022 to February 15, 2022, we repurchased approximately $522 million of additional shares of AIG Common Stock. As of February 15, 2022, approximately $3.4 billion remained under the share repurchase authorization.

Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through the Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors, as discussed further in Note 16 to the Consolidated Financial Statements.

Dividend Restrictions

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities.

For information regarding restrictions on payments of dividends by our subsidiaries see Note 18 to the Consolidated Financial Statements.

150 AIG | 2021 Form 10-K

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

AIG employs a Three Lines of Defense model. AIG’s business leaders assume full accountability for the risks and controls in their operating units, and ERM performs a review, challenge and oversight function. The third line consists of our Internal Audit Group that provides independent assurance for AIG’s Board of Directors.

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

Our Board of Directors oversees the management of risk through its Risk and Capital Committee (RCC) and Audit Committee. These committees regularly interact with other committees of the Board of Directors which are further described below. Our Chief Risk Officer (CRO) reports to both the RCC and our Chairman and Chief Executive Officer.

The Group Risk Committee (GRC): The GRC is the senior management group responsible for assessing all significant risk issues on a global basis to protect our financial strength and reputation. The GRC is chaired by our CRO. Our CRO reports periodically on behalf of the GRC to both the RCC and the Audit Committee of the Board of Directors. Our CRO is also a member of the Executive Leadership Team providing ERM the opportunity to contribute to, review, monitor and consider the impact of changes in strategy.

Management committees that support the GRC are described below. These committees are comprised of senior executives and experienced business representatives from a range of functions and business units throughout AIG and its subsidiaries. These committees are charged with identifying, analyzing and reviewing specific risk matters within their respective mandates. In addition, various working groups are in place in support of the GRC to manage and monitor the various risks across the organization.

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

Business Unit Risk Committees: Each of our major insurance businesses have established a risk committee that serves as the senior management committee responsible for risk oversight at the individual business unit level. The risk committees are responsible for the identification, assessment and monitoring of all sources of risk within their respective portfolios. Specific responsibilities include setting risk tolerances or limits, reviewing the capital allocation framework, considering insurance portfolio optimization, decisions with material impact on the risk profile and providing oversight of risk-adjusted metrics. In performing these responsibilities, the business unit risk committees may leverage input provided by other business unit committees and working groups.

AIG | 2021 Form 10-K 151

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

152 AIG | 2021 Form 10-K

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

To support the monitoring and management of AIG’s and its business units’ material risks, ERM has an established limits framework that employs a three-tiered hierarchy:

• Board-level risk tolerances are AIG’s aggregate consolidated capital and liquidity limits. They define the minimum level of consolidated capital and liquidity that we should maintain. These board-level risk tolerances are approved by the Board of Directors and monitored by the RCC.

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

AIG | 2021 Form 10-K 153

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

Governance

Our credit risks are managed by teams of credit professionals, subject to ERM oversight and various control processes. Their primary role is to ensure appropriate credit risk management in accordance with our credit policies and procedures relative to our credit risk parameters. ERM is primarily responsible for the development, implementation and maintenance of a risk management framework, which includes the following elements related to our credit risks:

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

For additional information on our credit concentrations and credit exposures see Investments – Credit Ratings – Available-for-Sale Investments.

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

Risk Delegations	a comprehensive credit risk delegation framework to authorized credit professionals throughout the company
Risk Evaluation, Monitoring and Reporting	including the ongoing analysis and assessment of credit risks, trending of those risks and reporting of other key risk metrics and limits, as may be required
Credit Reserving

including but not limited to development of a proper framework, policies and procedures for establishing accurate identification of (i) reserves for credit losses and (ii) other-than-temporary impairments for securities portfolios

154 AIG | 2021 Form 10-K

ITEM 7 | Enterprise Risk Management

Market Risk Management

Overview

Market risk is defined as the risk of adverse impact due to systemic movements in one or more of the following market risk drivers: equity and commodity prices, residential and commercial real estate values, interest rates, credit spreads, foreign exchange, inflation, and their respective levels of volatility.

We are engaged in a variety of insurance, investment and other financial services businesses that expose us to market risk, directly and indirectly. We are exposed to market risks primarily within our insurance and capital markets activities, on both the asset and the liability sides of our balance sheet through on- and off-balance sheet exposures. Within each business, the risk officer is responsible for creating a framework for proper identification of market risks, and ensuring that the risks are appropriately measured, monitored and managed, and are in accordance with the risk governance framework established by the CRO.

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

Governance

Market risk is overseen at the corporate level within ERM through the CRO. The CRO is supported by a dedicated team of professionals within ERM. Market risk is managed by our finance, treasury and investment management corporate functions, collectively, and in partnership with ERM. The CRO is responsible for the development and maintenance of a risk management framework that includes the following key components:

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

These components facilitate the CRO’s identification, measurement, monitoring, reporting and management of our market risks.

Risk Identification

Market risk focuses on quantifying the financial repercussions of changes in broad, external, predominantly market-observable variables. Financial repercussions can include an adverse impact on results of operations, financial condition, liquidity and capital of AIG.

AIG | 2021 Form 10-K 155

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

156 AIG | 2021 Form 10-K

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

AIG | 2021 Form 10-K 157

ITEM 7 | Enterprise Risk Management

Market Risk Sensitivities

The following table provides estimates of sensitivity to changes in yield curves, equity prices and foreign currency exchange rates on our financial instruments and excludes approximately $178.1 billion and $174.2 billion as of December 31, 2021 and December 31, 2020 respectively, of insurance liabilities. AIG believes that the interest rate sensitivities of these insurance and other liabilities serve as an offset to the net interest rate risk of the financial assets presented in the table below. In addition, the table excludes $37.4 billion of interest rate sensitive assets and $1.8 billion of equity and alternative investments supporting the Fortitude Re funds withheld arrangements as the contractual returns related to the assets are transferred to Fortitude Re, as well as $40.6 billion of related funds withheld payables.

	Balance Sheet Exposure				Economic Effect
	December 31,		December 31,		December 31,	December 31,
(dollars in millions)	2021		2020		2021	2020
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	$248,632		$239,694		$(17,017)	$(15,325)
Mortgage and other loans receivable(a)	40,085		38,490		(1,928)	(1,973)
Derivatives:
Interest rate contracts	240		201		(1,702)	(1,895)
Equity contracts	628		907		(228)	(392)
Other contracts	439		(125)		(2)	32
Total interest rate sensitive assets	$290,024	(b)	$279,167	(b)	$(20,877)	$(19,553)
Interest rate sensitive liabilities:
Policyholder contract deposits:
Investment-type contracts(a)	$(130,643)		$(128,204)		$10,375	$10,857
Variable annuity and other embedded
derivatives	(9,736)		(9,797)		2,550	2,675
Long-term debt(a) (c)	(22,686)		(26,747)		2,183	2,568
Total interest rate sensitive liabilities	$(163,065)		$(164,748)		$15,108	$16,100
Sensitivity factor					20% decline in stock prices and
					alternative investments
Derivatives:
Equity contracts(d)	$628		$908		$542	$440
Equity and alternative investments:
Real estate investments	2,526		7,572		(505)	(1,514)
Private equity	7,533		6,294		(1,507)	(1,259)
Hedge funds	1,812		2,110		(362)	(422)
Common equity	728		1,042		(146)	(208)
Other investments	1,328		912		(266)	(182)
Total derivatives, equity and alternative
investments	$14,555		$18,838		$(2,244)	$(3,145)

Policyholder contract deposits:
Variable annuity and other
embedded derivatives(d)	$(9,736)		$(9,797)		$(269)	$(59)
Total liability	$(9,736)		$(9,797)		$(269)	$(59)
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position:
Great Britain pound	$1,046		$1,281		$(105)	$(128)
Canada dollar	758		762		(76)	(76)
South Korea won	367		349		(37)	(35)
All other foreign currencies	1,486		1,669		(149)	(167)
Total foreign currency-denominated net
asset position(e)	$3,657		$4,061		$(367)	$(406)

158 AIG | 2021 Form 10-K

ITEM 7 | Enterprise Risk Management

(a) The economic effect is the difference between the estimated fair value and the effect of a 100 bps parallel increase in all yield curves on the estimated fair value. The estimated fair values for Mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Long-term debt were $45.7 billion, $143.1 billion and $25.7 billion at December 31, 2021, respectively. The estimated fair values for Mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Long-term debt were $45.1 billion, $144.6 billion and $31.2 billion at December 31, 2020, respectively.

(b) At December 31, 2021, the analysis covered $290.0 billion of $331.5 billion interest-rate sensitive assets. As indicated above, excluded were $33.7 billion and $3.6 billion of fixed maturity securities and loans, respectively, supporting the Fortitude Re funds withheld arrangements. In addition, $2.3 billion of loans and $2.0 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2020, the analysis covered $279.2 billion of $324.0 billion interest-rate sensitive assets. As indicated above, excluded were $36.2 billion and $3.6 billion of fixed maturity securities and loans, respectively, supporting the Fortitude Re funds withheld arrangements. In addition, $3.4 billion of loans and $1.6 billion of assets across various asset categories were excluded due to modeling limitations.

(c) At December 31, 2021, the analysis excluded $0.4 billion of AIG Life Holdings, Inc. (AIGLH) borrowings, $0.3 billion of Validus borrowings, $2 million of borrowings from Glatfelter Insurance Group (Glatfelter) and $0.3 billion of AIG Japan Holdings loans. At December 31, 2020, the analysis excluded $0.6 billion of AIGLH borrowings, $0.3 billion of Validus borrowings, $4 million of borrowings from Glatfelter and $0.4 billion of AIG Japan Holdings loans.

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

To control our exposure to market risk, we rely on a three-tiered hierarchy of limits that are closely monitored by ERM and reported to our CRO, senior management and risk committees.

For additional information on our three-tiered hierarchy of limits see Risk Appetite, Limits, Identification and Measurement – Risk Limits.

AIG | 2021 Form 10-K 159

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

AIG Parent liquidity risk tolerance levels are designed to allow us to meet our financial obligations for a minimum of six months under a liquidity stress scenario. We maintain liquidity limits and minimum coverage ratios designed to ensure that funding needs are met under stress conditions. If we project that we could breach these tolerances, we assess and determine appropriate liquidity management actions. However, market or other conditions in effect at that time may not permit us to achieve an increase in liquidity sources or a reduction in liquidity requirements.

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

Market/Monetization Risk

Assets may not be readily transformed into cash due to unfavorable market conditions. Market liquidity risk may limit our ability to sell assets at reasonable values or necessary volumes to meet liquidity needs. Unfavorable market conditions could arise from credit deterioration, volatile interest rates, shocks in commodity prices or inflation, foreign exchange risk, equity volatility as well as adverse shocks in housing, employment, trade or other underlying market factors.

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

160 AIG | 2021 Form 10-K

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

• Issues Management – enables a consistent tracking and remediation of issues across the firm, including policy and process exceptions, control deficiencies and findings from risk and control assessment activities.

• Scenario Analyses – executed by first- and second-line professionals to identify potential risks that could result in financial losses to the firm and support the prioritization of operational risk treatment.

AIG | 2021 Form 10-K 161

ITEM 7 | Enterprise Risk Management

ORM, working together with other control and assurance functions (e.g., Compliance, Financial Controls Unit / Sarbanes Oxley, Enterprise Resiliency, and Internal Audit) through the risk and control framework, provides an independent view of operational risks for each business, and works with the business units, corporate functions, and the first line Risk and Control Owners. The first line responsibilities include coordinating identification, assessment, control and mitigation of risks to the operating environment and promoting awareness to facilitate implementation of the above programs. This includes coverage of operational risks related to core insurance activities, corporate functions, investing, model risk, technology, third-party providers, as well as compliance and regulatory matters. Based on the results of the risk identification and assessment efforts above, business leaders are accountable for tracking and remediating identified issues in line with our risk-monitoring procedures. Governance committees support these efforts and promote transparency enabling improved management decision making.

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

Cybersecurity Risk

Cybersecurity risk is an important, constant, and evolving focus for AIG and the insurance and financial services industries in general. The goal of unauthorized parties, using a variety of attack methods, is to gain access to AIG’s data and systems to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. AIG, like other global companies, continues to witness the increased sophistication and activities of unauthorized parties attempting cyber and other computer-related penetrations such as “denial of service” attacks, phishing, untargeted but sophisticated and automated attacks, and other disruptive software in an effort to compromise systems, networks and obtain sensitive information. Cybersecurity risks may also derive from unintentional human error or intentional malice on the part of AIG employees or third parties who have authorized access to AIG’s systems or information.

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

AIG’s Board of Directors is regularly briefed by management on AIG’s cybersecurity matters, including threats, policies, practices and ongoing efforts to improve security. As part of our disclosure controls and procedures, the Cyber Incident Management team, a cross functional group, is responsible for ensuring that the members of management responsible for disclosure controls are informed in a timely manner of known cybersecurity risks and incidents that may materially impact our operations so that timely notifications and public disclosures can be made as appropriate. There is no guarantee that the measures AIG takes and the resources AIG devotes to protect against cybersecurity risk will provide absolute security or recoverability of AIG’s systems given the complexity and frequency of the risk which AIG may not always be able to anticipate or adequately address. For additional information regarding the privacy data protection and cybersecurity regulations to which we are subject, see Part I, Item 1. Business – Regulation – U.S. Regulation – Privacy, Data Protection and Cybersecurity and – International Regulation – Privacy, Data Protection and Cybersecurity. For additional discussion of cybersecurity risks, see Part I, Item 1A. Risk Factors – Business and Operations.

162 AIG | 2021 Form 10-K

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

• model risk management framework and validation processes;

• actuarial profitability and reserve reviews; and

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

• identification of client segments that meet our selection criteria and a focus on distribution channels that target these customers; and

• underwriting and claims quality/compliance reviews.

AIG | 2021 Form 10-K 163

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

• Life and Retirement companies – risks include mortality and morbidity in the individual and group life insurance and health coverage products, longevity risk in the individual retirement, group retirement and institutional markets products, and policyholder behavior across all product lines. We manage risks through product design, sound medical and non-medical underwriting, reinsurance and at times hedging instruments in the market.

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

Additionally, there are risk-specific assessment tools, both internal and third-party, in place to better manage the variety of insurance risks to which we are exposed.

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

For additional information on our three-tiered hierarchy of limits see Risk Appetite, Limits, Identification and Measurement – Risk Limits.

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

164 AIG | 2021 Form 10-K

ITEM 7 | Enterprise Risk Management

For General Insurance companies, risks primarily include the following:

• Loss Reserves – The potential inadequacy of the liabilities we establish for unpaid losses and loss adjustment expenses is a key risk faced by the General Insurance companies. There is significant uncertainty in factors that may drive the ultimate development of losses compared to our estimates of losses and loss adjustment expenses. We manage this uncertainty through internal controls and oversight of the loss reserve setting process, as well as reviews by external experts. For further information see Critical Accounting Estimates – Loss Reserves.

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

Our natural catastrophe exposure to primary modeled perils is principally driven by the U.S. and secondarily Japan, though our overall exposure is diversified across multiple countries and perils. We have exposures to additional perils such as European windstorms and wildfire exposures across multiple countries. Within the U.S., we have significant hurricane exposure in Florida, the Gulf of Mexico, the Northeast U.S. and mid-Atlantic regions and significant earthquake exposure in California and the Pacific Northwest regions. Earthquakes impacting the Pacific Northwest region may result in a higher share of industry losses than other regions primarily due to our relative share of exposure in these regions. Additionally, we have significant gross wildfire exposures in California.

The table below details our modeled estimates of PML, net of reinsurance, on an annual aggregate basis. The 1-in-100 and 1-in-250 PMLs are the annual aggregate probable maximum losses with probability of 1 percent and 0.4 percent in a year, respectively. Estimates as of December 31, 2021 reflect our in-force portfolio for exposures as of October 1, 2021 and all inuring reinsurance covers as of December 31, 2021, except for the catastrophe reinsurance programs, which are as of January 1, 2022.

AIG | 2021 Form 10-K 165

ITEM 7 | Enterprise Risk Management

The following table presents an overview of annual aggregate modeled losses for world-wide all perils and exposures arising from our largest primarily modeled perils:

At December 31, 2021	Net of	Net of	Percent of Total
(in millions)	Reinsurance	Reinsurance, After Tax(f)	Shareholder Equity
Exposures:
World-wide all peril (1-in-250)(a)	$4,197	$3,316	5.0%
U.S. Hurricane (1-in-100)(b)	1,165	920	1.4
U.S. Earthquake (1-in-250)(c)	1,105	873	1.3
Japanese Typhoon (1-in-100)(d)	573	453	0.7
Japanese Earthquake (1-in-250)(e)	492	388	0.6

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

Our 2022 property catastrophe reinsurance program is a worldwide program providing both aggregate and per occurrence protection, with differing per occurrence and aggregate attachment points for North America, Japan, and Rest of World (for these purposes, Hawaii is included in Rest of World and Mexico and the Caribbean are included in North America). The program includes $1.0 billion of per occurrence limit that is shared across the regional towers, as well as $1.1 billion of aggregate limit that is also shared across the regional towers.

Our coverage for North America includes:

• $1.275 billion of per occurrence protection, the first $275 million of which is partially placed, covering our U.S and Caribbean personal lines business, with varying attachment points in specific geographies and for specific perils ranging from $50 million to $150 million

• Per occurrence protection of up to $1.75 billion (inclusive of the shared per occurrence limit) excess of $250 million, primarily covering commercial exposures but also personal lines exposures not covered by the above personal lines protection

• Aggregate protection utilizing the $1.1 billion of shared limit attaching excess $400 million with per occurrence deductibles of $25 million or $50 million, depending on region/event, primarily covering commercial exposures

Our coverage for exposure outside North America includes:

• Japan per occurrence coverage of $1.45 billion (inclusive of the shared per occurrence limit) excess of $200 million and includes both personal and commercial exposure

• Rest of World per occurrence coverage of $1.3 billion (inclusive of the shared per occurrence limit) excess of $100 million, including both personal and commercial exposure

• Rest of World and Japan $1.1 billion of aggregate shared limit attaching excess of $100 million and $200 million, respectively, with per occurrence deductibles of $20 million

Although the $1.1 billion of aggregate shared limit coverage for North America, Japan and Rest of World has varying retentions per region, the maximum aggregate retention globally, after the impact of the per occurrence deductibles, is $600 million for 2022.

We have also purchased property per risk covers that provide protection against large losses globally, which include those emanating from non-critical catastrophe events (all events except for named windstorm and earthquake) globally as well as critical catastrophe events (named windstorm and earthquake) outside North America.

166 AIG | 2021 Form 10-K

ITEM 7 | Enterprise Risk Management

For Validus Re, our catastrophe protection comes from a variety of reinsurance protections but is largely providing $400 million of per occurrence limit in excess of a $150 million retention for US windstorm and earthquake, $150 million of per occurrence limit in excess of a $200 million retention for Europe, Japan and other US perils and in excess of $125 million retention for rest of the world perils. Further to the occurrence protection, there is $175 million of limit in excess of a $350 million retention (subject to per event caps) placed on a worldwide aggregate excess of loss cover and $400 million of limit excess $550 million on an aggregate index basis via the renewed Tailwind Re Cat Bond which covers U.S., Puerto Rico and Canada named storm losses.

Actual results in any period are likely to vary, perhaps materially, from the modeled scenarios. The occurrence of one or more severe events could have a material adverse effect on our financial condition, results of operations and liquidity.

For additional information see also Part 1, Item 1A. Risk Factors – Reserves and Exposures.

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

Our largest terrorism concentrations are in New York City, and estimated losses are largely driven by the Property and Workers’ Compensation lines of business. At our largest exposure location, modeled losses for a five-ton bomb attack net of the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) and reinsurance recoveries are estimated to be $1.3 billion based on the exposures as of October 1, 2021.

Our exposure to terrorism risk in the U.S. is mitigated by TRIPRA in addition to limited private reinsurance protections. TRIPRA covers certified terrorist attacks within the United States or U.S. missions and against certain U.S. carriers or vessels and excludes certain lines of business as specified by applicable law. In 2021, TRIPRA covers 80 percent of insured losses above a deductible. The current estimate of our deductible is approximately $1.7 billion for 2021.

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

• Morbidity risk – represents the risk arising from actual morbidity (e.g. illness, disability or disease) incidence rate being higher than expected or the length of the claims extending longer than expected resulting in a higher overall benefit payout. This risk could arise from longer-term medical advances in detection and treatment for various diseases and medical conditions resulting in higher claim amounts. This risk exists in a number of our product lines such as individual and group accident and health and long-term care businesses which for the most part are in run-off, and ceded to Fortitude Re.

• Mortality (including pandemic) risk – represents the risk of unexpected loss arising from current actual mortality experience being higher than expected mortality experience. This risk could arise from pandemics or other events, including longer-term societal changes that cause higher-than-expected current mortality. This risk exists in a number of our product lines, but is most significant for our life insurance products.

AIG | 2021 Form 10-K 167

ITEM 7 | Enterprise Risk Management

• Policyholder behavior risk (including full and partial surrender/lapses) – represents the risk that actual policyholder behavior differs from expected behavior in a manner that has an adverse effect on our operating results. There are many related assumptions made when products are sold, including how long the contracts will persist and other assumptions which impact the expected utilization of contract benefits, options and guarantees. Actual experience can vary significantly from these assumptions. This risk is impacted by a number of factors including changes in personal policyholder situations and market conditions, especially changes in the levels of yields, equity prices, tax law, regulations, competitive landscape and policyholder preferences. This risk exists in many of our product lines, but most notably within the annuity and individual life portfolio of business.

The emergence of significant adverse experience compared to the experience we expected and priced for could require an adjustment to benefit reserves and/or DAC, which could have a material adverse effect on our consolidated financial results of operations for a particular period.

For additional information on the impact of actual and expected experience on DAC and benefit reserves see Critical Accounting Estimates – Future Policy Benefit Reserves for Life and Accident and Health Insurance Contracts and Critical Accounting Estimates – Liabilities for Guaranteed Benefit Features of Variable Annuity, Fixed Annuity and Fixed Index Annuity Products. For additional information on business risks see Part I, Item 1A. Risk Factors – Business and Operations.

Variable Annuity, Index Annuity and Universal Life Risk Management and Hedging Programs

Our Individual and Group Retirement businesses offer variable and index annuity products with guaranteed living benefit (GLB) riders that guarantee a certain level of lifetime benefits. Under GAAP rules, variable and certain index annuity GLBs are accounted for as embedded derivatives measured at fair value, with changes in the fair value recorded in Other realized gains (losses). GLB features subject the Life and Retirement companies to market risk, including exposure to changes in levels of interest rates, equity prices, credit spreads and market volatility.

Product design is the first step in managing our exposure to these market risks. Risk mitigation features of our variable annuity product designs include GLB rider fees indexed to a broad equity market volatility index, which can provide additional fee assessments in periods of increased market volatility, required minimum allocations to fixed accounts to reduce overall equity exposure, and for some of the variable annuity products, the utilization of volatility control funds, which have an ability to adjust equity exposures in these funds in response to changes in market volatility, even under sudden or extreme market movements.

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

For information on the impact on our consolidated pre-tax income from the change in fair value of the embedded derivatives and the hedging portfolio, as well as additional discussion of differences between the economic hedge target and the valuation of the embedded derivatives see Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and DAC – Variable Annuity Guaranteed Benefits and Hedging Results.

168 AIG | 2021 Form 10-K

ITEM 7 | Enterprise Risk Management

In designing the hedging portfolio for our variable annuity hedging program, we make assumptions that are used in projections of future performance of the underlying mutual funds elected by the variable annuity policyholders. We use these assumptions to project future policy level account value changes. We map the mutual funds to a set of publicly traded indices that we believe best represent the liability to be hedged. Basis risk exists due to the variance between funds returns projected under these assumptions and actual fund returns, which may result in variances between changes in the value of the hedging portfolio and changes in the economic value of the hedge liability target. Net hedge results and the associated cost of hedging are also impacted by differences between realized volatility and implied volatility.

Our hedging programs associated with index annuity and index universal life products, are designed to manage market risk associated with the index crediting strategies offered on these product platforms. These hedging programs are designed to offset the economic risk arising in conjunction with index returns, associated with the crediting strategies that will be occurring during the current crediting rate reset period. Similarly, as with the variable annuities, there are differences between the calculation of the value of the economic liability hedge target and the U.S. GAAP valuation of the index annuity and index universal life embedded derivatives, which can lead to variances in their relative movements.

To manage the capital market exposures embedded within the economic liability hedge targets, we identify and hedge market sensitivities to changes in equity markets, interest rates, volatility and for variable annuities, credit spreads. Each hedge program purchases derivative instruments or securities having sensitivities that offset corresponding sensitivities in the associated economic hedge targets, within internally defined threshold limits. Since the relative movements of the hedging portfolio and the economic hedge target vary over time or with market changes, the net exposure can be outside the threshold limits. As such, periodic adjustments are made to the hedging portfolio in order to return the net exposure to within the threshold limits.

Our hedging programs utilize various derivative instruments, including but not limited to equity options, futures contracts, interest rate swaps and swaptions, as well as other hedging instruments. In addition, within the variable annuities hedging program, we purchase certain fixed income securities classified as available for sale. To minimize counterparty credit risk, the majority of the derivative instruments utilized within the hedging programs are cleared through global exchanges. Over the counter derivatives utilized within the hedging programs are subject to two-way collateralization, managed under a net zero collateral threshold.

The hedging programs are monitored on a daily basis to ensure that the economic liability hedge targets and the associated derivative portfolios stay within the threshold limits, pursuant to the approved hedging strategies. In addition, monthly stress tests are performed to determine the program’s effectiveness relative to the applicable limits, under an array of combined severe market stresses in equity prices, interest rates, volatility and credit spreads. Finally, hedging strategies are reviewed regularly to gauge their effectiveness in managing our market exposures in the context of our overall risk appetite.

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

AIG | 2021 Form 10-K 169

ITEM 7 | Enterprise Risk Management

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

At December 31, 2021, total reinsurance recoverable assets were $74.3 billion. These assets include general reinsurance paid losses recoverable of $3.3 billion, ceded loss reserves of $35.3 billion including reserves for IBNR claims, and ceded reserves for unearned premiums of $4.3 billion, as well as life reinsurance recoverable of $31.4 billion. The methods used to estimate IBNR and to establish the resulting ultimate losses involve projecting the frequency and severity of losses over multiple years. These methods are continually reviewed and updated by management. Any adjustments are reflected in income. We believe that the amount recorded for ceded loss reserves at December 31, 2021 reflects a reasonable estimate of the ultimate losses recoverable. Actual losses may, however, differ from the reserves currently ceded.

The Reinsurance Credit Department (RCD) conducts periodic detailed assessments of the financial strength and condition of current and potential reinsurers, both foreign and domestic. The RCD monitors both the financial condition of reinsurers as well as the total reinsurance recoverable ceded to reinsurers, and sets limits with regard to the amount and type of exposure we are willing to take with reinsurers. As part of these assessments, we attempt to identify whether a reinsurer is appropriately licensed, assess its financial capacity and liquidity, and evaluate the local economic and financial environment in which a foreign reinsurer operates. The RCD reviews the nature of the risks ceded and the need for measures, including collateral to mitigate credit risk. For example, in our treaty reinsurance contracts, we frequently include provisions that require a reinsurer to post collateral or use other measures to reduce exposure when a referenced event occurs. Furthermore, we limit our unsecured exposure to reinsurers through the use of credit triggers such as insurer financial strength rating downgrades, declines in regulatory capital, or relevant RBC ratios fall below certain levels. We also set maximum limits for reinsurance recoverable exposure, which in some cases is the recoverable amount plus an estimate of the maximum potential exposure from unexpected events for a reinsurer. In addition, credit executives within ERM review reinsurer exposures and credit limits and approve reinsurer credit limits above specified levels. Finally, even where we conclude that uncollateralized credit risk is acceptable, we require collateral from active reinsurance counterparties where it is necessary for our subsidiaries to recognize the reinsurance recoverable assets for statutory accounting purposes. At December 31, 2021, we held $77.5 billion of collateral, in the form of funds withheld, securities in reinsurance trust accounts and/or irrevocable letters of credit, in support of reinsurance recoverable assets from unaffiliated reinsurers.

The following table presents information for each reinsurer representing in excess of five percent of our total reinsurance recoverable assets:

At December 31, 2021		A.M.	Gross		Percent of		Uncollateralized
	S&P	Best	Reinsurance		Reinsurance	Collateral	Reinsurance
(in millions)	Rating(a)	Rating(a)	Assets		Assets(b)	Held(c)	Assets
Reinsurer:
Fortitude Re	NR	A	$34,228		46.1%	$34,228	$-
Berkshire Hathaway Group of Companies	AA+	A++	$13,051	(d)	17.6%	$12,827	$224
Swiss Reinsurance Group of Companies	AA-	A+	$4,229		5.7%	$1,397	$2,832

(a) The financial strength ratings reflect the ratings of the various reinsurance subsidiaries of the companies listed as of January 27, 2022.

(b) Total reinsurance assets include both Property Casualty and Life and Retirement reinsurance recoverable.

(c) Excludes collateral held in excess of recoverable balances.

(d) Includes $11.9 billion recoverable under the 2011 retroactive asbestos reinsurance transaction and the 2017 adverse development reinsurance agreement.

170 AIG | 2021 Form 10-K

ITEM 7 | Enterprise Risk Management

At December 31, 2021, we had no significant reinsurance recoverable due from any individual reinsurer that was financially troubled. Reduced profitability associated with lower interest rates, market volatility and catastrophe losses (including COVID-19), could potentially result in reduced capacity or rating downgrades for some reinsurers. The RCD, in conjunction with the credit executives within ERM, reviews these developments, monitors compliance with credit triggers that may require the reinsurer to post collateral, and seeks to use other appropriate means to mitigate any material risks arising from these developments.

For additional information on reinsurance recoverable see Critical Accounting Estimates – Reinsurance Assets.

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

The fair value of our interest rate, currency, credit, commodity and equity swaps, options, swaptions, and forward commitments, futures, and forward contracts reported as a component of Other assets, was approximately $0.8 billion at both December 31, 2021 and December 31, 2020. Where applicable, these amounts have been determined in accordance with the respective master netting agreements.

The following table presents the fair value of our derivatives portfolios in asset positions by internal counterparty credit rating:

At December 31,
(in millions)	2021	2020
Rating:
AAA	$41	$8
AA	201	12
A	107	130
BBB	473	601
Below investment grade*	21	23
Total	$843	$774

* Below investment grade includes not rated.

For additional information related to derivative transactions see Note 10 to the Consolidated Financial Statements.

AIG | 2021 Form 10-K 171

Glossary

Glossary

Accident year The annual calendar accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.

Accident year combined ratio, as adjusted (Accident year combined ratio, ex-CAT) The combined ratio excluding catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting.

Accident year loss ratio, as adjusted (Accident year loss ratio, ex-CAT) The loss ratio excluding catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting.

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

Base spread Net investment income excluding income from alternative investments and other enhancements, less interest credited excluding amortization of deferred sales inducements.

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

172 AIG | 2021 Form 10-K

Glossary

DAC Related to Unrealized Appreciation (Depreciation) of Investments An adjustment to DAC and Reserves for investment-oriented products, equal to the change in DAC and unearned revenue amortization that would have been recorded if fixed maturity securities available for sale at fair value had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. An adjustment to benefit reserves for investment-oriented products is also recognized to reflect the application of the benefit ratio to the accumulated assessments that would have been recorded if fixed maturity securities available for sale at fair value had been sold at their stated aggregate fair value and the proceeds reinvested at current yields.

For long-duration traditional products, significant unrealized appreciation of investments in a sustained low interest rate environment may cause additional future policy benefit liabilities to be recorded.

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

DSI Deferred Sales Inducements Represents enhanced crediting rates or bonus payments to contract holders on certain annuity and investment contract products that meet the criteria to be deferred and amortized over the life of the contract.

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
AIG | 2021 Form 10-K 173

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

174 AIG | 2021 Form 10-K

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

AIG | 2021 Form 10-K 175

ITEM 7A | Quantitative and Qualitative Disclosures about Market Risk

ITEM 7A | Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is set forth in the Enterprise Risk Management section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

176 AIG | 2021 Form 10-K

Part II

ITEM 8 | Financial Statements and Supplementary Data

American International Group, Inc.

Reference to Financial Statements and Schedules

AIG | 2021 Form 10-K 177

ITEM 8 | Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of American International Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of American International Group, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

178 AIG | 2021 Form 10-K

ITEM 8 | Report of Independent Registered Public Accounting Firm

Valuation of Certain Level 3 Fixed Maturity Securities

As described in Note 4 to the consolidated financial statements, as of December 31, 2021, the total fair value of the Company’s level 3 fixed maturity securities, including bonds available for sale and other bond securities, was $29.6 billion, comprised of residential mortgage backed securities, commercial mortgage backed securities, collateralized debt obligations, other asset-backed securities, and fixed maturity securities issued by corporations (including private placements), states, municipalities, and other governmental agencies. As the volume or level of market activity for these securities is limited, management determines fair value either by requesting brokers who are knowledgeable about the particular security to provide a price quote, which according to management is generally non-binding, or by employing market accepted valuation models. In both cases, certain inputs used by management to determine fair value may not be observable in the market. For certain private placement securities, fair value is determined by management based on discounted cash flow models using discount rates based on credit spreads, yields or price levels of comparable securities, adjusted for illiquidity and structure. For other level 3 fixed maturity securities, such assumptions may include loan delinquencies and defaults, loss severity, and prepayments. As disclosed by management, fair value estimates are subject to management review to ensure valuation models and related inputs are reasonable.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 3 fixed maturity securities, including controls related to (i) management’s review over the pricing function and (ii) identifying and resolving pricing exceptions. These procedures also included, among others, obtaining independent third party vendor pricing, where available, and the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of securities. Developing the independent range of prices involved testing the completeness and accuracy of data provided by management on a sample basis and evaluating management’s assumptions noted above. The independent third party vendor pricing and the independently developed ranges were compared to management’s recorded fair value estimates.

Valuation of Insurance Liabilities - Unpaid Losses and Loss Adjustment Expenses (Loss Reserves), Net of Reinsurance

As described in Note 12 to the consolidated financial statements, loss reserves represent the accumulation of estimates of unpaid claims, including estimates for claims incurred but not reported and loss adjustment expenses, less applicable discount. As of December 31, 2021, the Company’s net liability for unpaid losses and loss adjustment expenses was $43.8 billion. As disclosed by management, the estimate of the loss reserves relies on several key judgments, including (i) actuarial methods, (ii) relative weights given to these methods by product line, (iii) underlying actuarial assumptions, and (iv) groupings of similar product lines. Actuarial assumptions include (i) expected loss ratios and (ii) loss development factors. During management’s actuarial reviews, various factors are considered, including economic conditions; the legal, regulatory, judicial and social environment; medical cost trends; policy pricing, terms and conditions; changes in the claims handling process; and the impact of reinsurance. As described in Note 12 to the consolidated financial statements, management uses a combination of actuarial methods to project ultimate losses for both long-tail and short-tail exposures.

The principal considerations for our determination that performing procedures relating to the valuation of insurance liabilities - loss reserves, net of reinsurance is a critical audit matter are (i) the significant judgment by management when developing their estimate, which in turn led to a high degree of auditor subjectivity and judgment in performing the audit procedures related to the estimate, (ii) the significant audit effort and judgment in evaluating the audit evidence related to the actuarial methods, weights given to these methods by product line, groupings of similar product lines, and the aforementioned actuarial assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the net liability for unpaid losses and loss adjustment expense, including controls over the selection of actuarial methods and development of significant assumptions, as well as controls designed to identify and address management bias and contrary evidence. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in performing one or a combination of procedures for a sample of product lines, including (i) independently estimating reserves using actual historical data and loss development patterns, as well as industry data and other benchmarks, and comparing management’s actuarially determined reserves to these independent estimates and (ii) evaluating management’s actuarial reserving methods and aforementioned factors, including actuarial assumptions and judgments impacting loss reserves and the consistency of management’s approach period-over-period. Performing these procedures involved testing the completeness and accuracy of data used by management on a sample basis.

AIG | 2021 Form 10-K 179

ITEM 8 | Report of Independent Registered Public Accounting Firm

Valuation of Embedded Derivatives for Variable Annuity and Fixed Index Annuity Products and Valuation of Certain Guaranteed Benefit Features for Universal Life Products

As described in Notes 4 and 13 to the consolidated financial statements, certain fixed index annuity and variable annuity contracts contain embedded derivatives that are bifurcated from the host contracts and accounted for separately at fair value in policyholder contract deposits. As of December 31, 2021, the fair value of these embedded derivatives was $6.4 billion and $2.5 billion for fixed index annuity and variable annuities with guaranteed minimum withdrawal benefits, respectively. The fair value of embedded derivatives contained in certain variable annuity and fixed index annuity contracts is measured based on policyholder behavior and capital market assumptions related to projected cash flows over the expected lives of the contracts. The policyholder behavior assumptions for these liabilities include mortality, lapses, withdrawals, and benefit utilization, along with an explicit risk margin to reflect a market participant’s estimates of projected cash flows. Estimates of future policyholder behavior assumptions are subjective and based primarily on the Company’s historical experience. The capital market assumptions related to the embedded derivatives for variable annuity contracts involve judgments regarding expected market rates of return, market volatility, credit spreads, correlations of certain market variables, fund performance, and discount rates. Unobservable inputs used for valuing the embedded derivative include long-term equity volatilities which represent the volatility beyond the period for which observable equity volatilities are available. With respect to embedded derivatives for fixed index annuity contracts, option pricing models are used to estimate fair value, taking into account the capital market assumptions. Such models use option budget assumptions which estimate the expected long-term cost of options used to hedge exposures associated with equity price changes. The option budget determines the future costs of the options, which impacts the growth in account value and the valuation of embedded derivatives. Additional policyholder liabilities are also established for universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception. As of December 31, 2021, the liability for universal life secondary guarantees and similar features was $4.5 billion, which is included within future policy benefits. The policyholder behavior assumptions for these liabilities include mortality, lapses and premium persistency. The capital market assumptions used for the liability for universal life secondary guarantees include discount rates and net earned rates.

The principal considerations for our determination that performing procedures relating to the valuation of embedded derivatives for variable annuity and fixed index annuity products and valuation of certain guaranteed benefit features for universal life products is a critical audit matter are (i) the significant judgment by management in developing the aforementioned policyholder behavior assumptions, as well as long-term equity volatilities and option budget assumptions, which in turn led to a high degree of auditor subjectivity and judgment in performing the audit procedures related to the significant assumptions used in the estimate, (ii) the significant audit effort and judgment in evaluating the audit evidence relating to the significant assumptions used by management in the valuation of the embedded derivatives and additional policyholder liabilities, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the development of assumptions used in the valuation of embedded derivatives for variable annuity and fixed index annuity products and valuation of certain guaranteed benefit features for universal life products. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in performing an evaluation of the appropriateness of management’s methodology and the reasonableness of management’s judgments used in developing policyholder behavior, as well as long-term volatilities and option budget assumptions used in estimating the valuation of guaranteed benefit features. These procedures considered the consistency of the assumptions across products, in relation to prior periods, and in relation to management’s historical experience or observed industry practice, and the continued appropriateness of unchanged assumptions. Procedures were performed to test the completeness and accuracy of data used by management on a sample basis.

Valuation of Deferred Policy Acquisition Costs for Universal Life and Individual Retirement Variable Annuity Products

As described in Note 8 to the consolidated financial statements, as of December 31, 2021, a portion of the $5.8 billion deferred policy acquisition costs (DAC) for investment-oriented products are associated with universal life and individual retirement variable annuity products. Policy acquisition costs and policy issuance costs related to investment-oriented products are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are affected by a number of factors, including current and expected interest rates, net investment income and spreads, net realized gains and losses, fees, surrender rates, mortality experience, policyholder behavior experience, equity market returns, and volatility. If the assumptions used for estimated gross profits change, DAC is recalculated using the new assumptions, including actuarial assumptions related to mortality, lapse, benefit utilization, and premium persistency, and any resulting adjustment is included in income. DAC for investment-oriented products is reviewed by management for recoverability, which involves estimating the future profitability of the current business. If actual profitability is substantially lower than previously estimated profitability, DAC may be subject to an impairment charge.

The principal considerations for our determination that performing procedures relating to the valuation of DAC for universal life and individual retirement variable annuity products is a critical audit matter are (i) the significant judgment by management to determine the policyholder behavior assumptions related to mortality, lapse, benefit utilization, and premium persistency, which in turn led to a high degree of auditor subjectivity and judgment in performing the audit procedures related to the significant assumptions used in the estimate, (ii) the significant audit effort and judgment in evaluating the audit evidence relating to management’s policyholder behavior assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the amortization and recoverability of DAC for universal life and individual retirement variable annuity products, including controls over the development of significant assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of management’s methodology and the reasonableness of management’s policyholder behavior assumptions related to mortality, lapse, benefit utilization, and premium persistency, which are used in the calculation of estimated gross profits. The evaluation of the reasonableness of the assumptions included consideration of the consistency of the assumptions across products in relation to prior periods and in relation to management’s historical experience or observed industry practice. Procedures were performed to test the completeness and accuracy of data used by management in developing the assumptions on a sample basis.

180 AIG | 2021 Form 10-K

ITEM 8 | Report of Independent Registered Public Accounting Firm

Recoverability of U.S. Federal Deferred Tax Asset

As described in Note 21 to the consolidated financial statements, as of December 31, 2021, the Company had a net U.S. federal deferred tax asset of $11.0 billion, $6.1 billion of which related to federal U.S. tax attributes with a limited carryforward period. Management evaluates the recoverability of the deferred tax asset and the need for a valuation allowance based on the weight of all positive and negative evidence to reach a conclusion of whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. As disclosed by management, in assessing the recoverability of the deferred tax asset, management considers a number of factors, which include forecasts of future income for each of the businesses and actual and planned business and operational changes, using assumptions about future macroeconomic and company specific conditions and events. Management subjects the forecasts to changes in key assumptions and evaluates the effect on tax attribute utilization, including tax attribute carryforward periods. Management also applies changes to assumptions about the effectiveness of relevant prudent and feasible tax planning strategies. As of December 31, 2021, management determined that it is no longer more-likely-than-not that $850 million of the Company’s deferred tax assets related to tax attribute carryforwards will be utilized prior to expiration.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recoverability of the U.S. federal deferred tax asset, including controls over the accuracy of input data relevant to the analysis, such as cumulative income/loss measurement, reversal of temporary differences, adjustments to forecasted pre-tax income to calculate future taxable income, impacts of tax audits, and enacted and effective tax law considerations. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in (i) evaluating management’s assessment of the recoverability of the U.S. federal deferred tax asset and the need for a valuation allowance, including the reasonableness of the application of tax law, (ii) testing management’s process for forecasting future income for each of the businesses, which included evaluating the impact of actual and planned business and operational changes, the reasonableness of assumptions about future macroeconomic and company specific conditions and events, impacts of tax audits, as well as considering whether management demonstrated their ability and intent in executing planned strategies, (iii) testing the tax attribute carryforward periods, and (iv) evaluating the prudence and feasibility of the implementation of available tax planning strategies that impact the recoverability of the U.S. federal deferred tax asset.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 17, 2022

We have served as the Company’s auditor since 1980.

AIG | 2021 Form 10-K 181

American International Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(in millions, except for share data)	2021	2020
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $98 in 2021 and $186 in 2020
(amortized cost: 2021 - $259,210; 2020 - $244,337)*	$277,202	$271,496
Other bond securities, at fair value (See Note 5)*	6,278	5,291
Equity securities, at fair value (See Note 5)*	739	1,056
Mortgage and other loans receivable, net of allowance for credit losses of $629 in 2021 and $814 in 2020*	46,048	45,562
Other invested assets (portion measured at fair value: 2021 - $10,504; 2020 - $8,422)*	15,668	19,060
Short-term investments, including restricted cash of $197 in 2021 and $180 in 2020
(portion measured at fair value: 2021 - $4,426; 2020 - $5,968)*	13,357	18,203
Total investments	359,292	360,668

Cash*	2,198	2,827
Accrued investment income*	2,239	2,271
Premiums and other receivables, net of allowance for credit losses and disputes of $185 in 2021 and $205 in 2020	12,409	11,333
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2021 and $0 in 2020	33,365	34,578
Reinsurance assets - other, net of allowance for credit losses and disputes of $333 in 2021 and $326 in 2020	40,919	38,963
Deferred income taxes	11,714	12,624
Deferred policy acquisition costs	10,514	9,805
Other assets, net of allowance for credit losses of $49 in 2021 and $49 in 2020, including restricted cash of $32 in 2021
and $223 in 2020 (portion measured at fair value: 2021 - $957; 2020 - $887)*	14,351	13,122
Separate account assets, at fair value	109,111	100,290
Total assets	$596,112	$586,481
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2021 and $14 in 2020	$79,026	$77,720
Unearned premiums	19,313	18,660
Future policy benefits for life and accident and health insurance contracts	59,950	56,878
Policyholder contract deposits (portion measured at fair value: 2021 - $9,736; 2020 - $9,798)	156,686	154,470
Other policyholder funds	3,476	3,548
Fortitude Re funds withheld payable (portion measured at fair value: 2021 - $5,922; 2020 - $6,042)	40,771	43,060
Other liabilities (portion measured at fair value: 2021 - $586; 2020 - $570)*	28,704	27,122
Long-term debt (portion measured at fair value: 2021 - $1,871; 2020 - $2,097)	23,741	28,103
Debt of consolidated investment entities*	6,422	9,431
Separate account liabilities	109,111	100,290
Total liabilities	527,200	519,282
Contingencies, commitments and guarantees (See Note 15)	-	-

AIG shareholders’ equity:
Series A non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares
authorized; shares issued: 2021 - 20,000 and 2020 - 20,000; liquidation preference $ 500	485	485
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2021 - 1,906,671,492 and
2020 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2021 - 1,087,984,129 shares; 2020 - 1,045,113,443 shares of common stock	(51,618)	(49,322)
Additional paid-in capital	81,851	81,418
Retained earnings	23,785	15,504
Accumulated other comprehensive income	6,687	13,511
Total AIG shareholders’ equity	65,956	66,362
Non-redeemable noncontrolling interests	2,956	837
Total equity	68,912	67,199
Total liabilities and equity	$596,112	$586,481

* See Note 9 for details of balances associated with variable interest entities.

See accompanying Notes to Consolidated Financial Statements.

182 AIG | 2021 Form 10-K

American International Group, Inc.

Consolidated Statements of Income (Loss)

	Years Ended December 31,
(dollars in millions, except per common share data)	2021	2020	2019
Revenues:
Premiums	$31,259	$28,523	$30,561
Policy fees	3,051	2,917	3,015
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	12,641	12,578	14,619
Net investment income - Fortitude Re funds withheld assets	1,971	1,053	-
Total net investment income	14,612	13,631	14,619
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld
assets and embedded derivative	1,751	(56)	632
Net realized gains on Fortitude Re funds withheld assets	1,003	463	-
Net realized losses on Fortitude Re funds withheld embedded derivative	(603)	(2,645)	-
Total net realized gains (losses)	2,151	(2,238)	632
Other income	984	903	919
Total revenues	52,057	43,736	49,746
Benefits, losses and expenses:
Policyholder benefits and losses incurred	24,388	24,806	25,402
Interest credited to policyholder account balances	3,557	3,622	3,832
Amortization of deferred policy acquisition costs	4,573	4,211	5,164
General operating and other expenses	8,790	8,396	8,537
Interest expense	1,305	1,457	1,417
Loss on extinguishment of debt	389	12	32
Net (gain) loss on divestitures	(3,044)	8,525	75
Total benefits, losses and expenses	39,958	51,029	44,459
Income (loss) from continuing operations before income tax expense (benefit)	12,099	(7,293)	5,287
Income tax expense (benefit):
Current	(45)	217	545
Deferred	2,221	(1,677)	621
Income tax expense (benefit)	2,176	(1,460)	1,166
Income (loss) from continuing operations	9,923	(5,833)	4,121
Income from discontinued operations, net of income taxes	-	4	48
Net income (loss)	9,923	(5,829)	4,169
Less:
Net income from continuing operations attributable to noncontrolling interests	535	115	821
Net income (loss) attributable to AIG	9,388	(5,944)	3,348
Less: Dividends on preferred stock	29	29	22
Net income (loss) attributable to AIG common shareholders	$9,359	$(5,973)	$3,326

Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$10.95	$(6.88)	$3.74
Income (loss) from discontinued operations	$-	$-	$0.05
Net income (loss) attributable to AIG common shareholders	$10.95	$(6.88)	$3.79
Diluted:
Income (loss) from continuing operations	$10.82	$(6.88)	$3.69
Income (loss) from discontinued operations	$-	$-	$0.05
Net income (loss) attributable to AIG common shareholders	$10.82	$(6.88)	$3.74
Weighted average shares outstanding:
Basic	854,320,449	869,309,458	876,750,264
Diluted	864,884,879	869,309,458	889,511,946

See accompanying Notes to Consolidated Financial Statements.

AIG | 2021 Form 10-K 183

American International Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in millions)	2021	2020	2019
Net income (loss)	$9,923	$(5,829)	$4,169
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on
which allowance for credit losses was taken	35	(95)	-
Change in unrealized appreciation of fixed maturity securities on
which other-than-temporary credit impairments were taken	-	-	661
Change in unrealized appreciation (depreciation) of all other investments	(6,001)	8,354	5,689
Change in foreign currency translation adjustments	(187)	359	104
Change in retirement plan liabilities adjustment	325	(106)	(36)
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	(2)	1	(3)
Other comprehensive income (loss)	(5,830)	8,513	6,415
Comprehensive income	4,093	2,684	10,584
Comprehensive income attributable to noncontrolling interests	430	99	841
Comprehensive income attributable to AIG	$3,663	$2,585	$9,743

See accompanying Notes to Consolidated Financial Statements.

184 AIG | 2021 Form 10-K

American International Group, Inc.

Consolidated Statements of Equity

	Preferred							Non-
	Stock and					Accumulated	Total AIG	redeemable
	Additional			Additional		Other	Share-	Non-
	Paid-in	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Capital	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance, January 1, 2019	$-	$4,766	$(49,144)	$81,268	$20,884	$(1,413)	$56,361	$948	$57,309
Preferred stock issued	485	-	-	-	-	-	485	-	485
Common stock issued under stock plans	-	-	156	(236)	-	-	(80)	-	(80)
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	3,348	-	3,348	821	4,169
Dividends on preferred stock	-	-	-	-	(22)	-	(22)	-	(22)
Dividends on common stock	-	-	-	-	(1,114)	-	(1,114)	-	(1,114)
Other comprehensive income	-	-	-	-	-	6,395	6,395	20	6,415
Net increase due to divestitures
and acquisitions	-	-	-	-	-	-	-	65	65
Contributions from noncontrolling interests	-	-	-	-	-	-	-	19	19
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(131)	(131)
Other	-	-	1	313	(12)	-	302	10	312
Balance, December 31, 2019	$485	$4,766	$(48,987)	$81,345	$23,084	$4,982	$65,675	$1,752	$67,427
Cumulative effect of change in accounting
principle, net of tax	-	-	-	-	(487)	-	(487)	-	(487)
Common stock issued under stock plans	-	-	172	(271)	-	-	(99)	-	(99)
Purchase of common stock	-	-	(500)	-	-	-	(500)	-	(500)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	-	(5,944)	-	(5,944)	115	(5,829)
Dividends on preferred stock	-	-	-	-	(29)	-	(29)	-	(29)
Dividends on common stock	-	-	-	-	(1,103)	-	(1,103)	-	(1,103)
Other comprehensive income (loss)	-	-	-	-	-	8,529	8,529	(16)	8,513
Net decrease due to divestitures
and acquisitions	-	-	-	-	-	-	-	(958)	(958)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	108	108
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(156)	(156)
Other	-	-	(7)	344	(17)	-	320	(8)	312
Balance, December 31, 2020	$485	$4,766	$(49,322)	$81,418	$15,504	$13,511	$66,362	$837	$67,199
Common stock issued under stock plans	-	-	217	(281)	-	-	(64)	-	(64)
Purchase of common stock	-	-	(2,614)	(29)	-	-	(2,643)	-	(2,643)
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	9,388	-	9,388	535	9,923
Dividends on preferred stock	-	-	-	-	(29)	-	(29)	-	(29)
Dividends on common stock	-	-	-	-	(1,083)	-	(1,083)	-	(1,083)
Other comprehensive loss	-	-	-	-	-	(5,725)	(5,725)	(105)	(5,830)
Net increase due to divestitures
and acquisitions	-	-	-	470	-	(1,099)	(629)	2,342	1,713
Contributions from noncontrolling interests	-	-	-	-	-	-	-	22	22
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(682)	(682)
Other	-	-	101	273	5	-	379	7	386
Balance, December 31, 2021	$485	$4,766	$(51,618)	$81,851	$23,785	$6,687	$65,956	$2,956	$68,912

See accompanying Notes to Consolidated Financial Statements.

AIG | 2021 Form 10-K 185

American International Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31,
(in millions)	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$9,923	$(5,829)	$4,169
Income from discontinued operations	-	(4)	(48)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net gains on sales of securities available for sale and other assets	(2,099)	(1,179)	(862)
Net (gain) loss on divestitures	(3,044)	8,525	75
Losses on extinguishment of debt	389	12	32
Unrealized gains in earnings - net	(1,889)	(735)	(1,306)
Equity in loss from equity method investments, net of dividends or distributions	3	246	260
Depreciation and other amortization	4,633	4,120	5,006
Impairments of assets	46	98	299
Changes in operating assets and liabilities:
Insurance reserves	5,127	461	(4,590)
Premiums and other receivables and payables - net	(655)	2,586	437
Reinsurance assets, net	(1,241)	(693)	217
Capitalization of deferred policy acquisition costs	(4,906)	(4,292)	(5,403)
Current and deferred income taxes - net	1,314	(2,434)	912
Other, net	(1,322)	156	(1,005)
Total adjustments	(3,644)	6,871	(5,928)
Net cash provided by (used in) operating activities	6,279	1,038	(1,807)
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	26,098	23,103	22,145
Other securities	975	2,533	7,918
Other invested assets	6,258	3,896	4,185
Divestitures, net	4,683	2,173	2
Maturities of fixed maturity securities available for sale	34,765	27,620	25,488
Principal payments received on and sales of mortgage and other loans receivable	8,267	7,805	5,826
Purchases of:
Available for sale securities	(74,204)	(58,284)	(54,410)
Other securities	(2,034)	(617)	(1,638)
Other invested assets	(3,168)	(3,522)	(3,346)
Mortgage and other loans receivable	(9,013)	(5,990)	(9,515)
Net change in short-term investments	5,088	(4,925)	(3,633)
Other, net	(995)	6	1,503
Net cash used in investing activities	(3,280)	(6,202)	(5,475)
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	25,424	22,385	25,453
Policyholder contract withdrawals	(22,481)	(17,854)	(19,823)
Issuance of long-term debt	107	4,196	734
Issuance of debt of consolidated investment entities	4,338	2,128	3,147
Repayments of long-term debt	(4,147)	(1,923)	(1,504)
Repayments of debt of consolidated investment entities	(4,494)	(2,783)	(1,698)
Issuance of preferred stock, net of issuance costs	-	-	485
Purchase of common stock	(2,592)	(500)	-
Dividends paid on preferred stock	(29)	(29)	(22)
Dividends paid on common stock	(1,083)	(1,103)	(1,114)
Other, net	1,222	541	1,600
Net cash provided by (used in) financing activities	(3,735)	5,058	7,258
Effect of exchange rate changes on cash and restricted cash	(67)	49	16
Net decrease in cash and restricted cash	(803)	(57)	(8)
Cash and restricted cash at beginning of year	3,230	3,287	3,358
Change in cash of held for sale assets	-	-	(63)
Cash and restricted cash at end of year	$2,427	$3,230	$3,287

186 AIG | 2021 Form 10-K

American International Group, Inc.

Consolidated Statements of Cash Flows (continued)

Supplementary Disclosure of Consolidated Cash Flow Information
	Years Ended December 31,
(in millions)	2021	2020	2019
Cash	$2,198	$2,827	$2,856
Restricted cash included in Short-term investments*	197	180	188
Restricted cash included in Other assets*	32	223	243
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$2,427	$3,230	$3,287

Cash paid during the period for:
Interest	$1,348	$1,147	$1,326
Taxes	$862	$975	$252
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk
transfer transactions	$2,284	$1,140	$1,072
Fixed maturity securities received in connection with reinsurance transactions	$161	$362	$-
Fixed maturity securities transferred in connection with reinsurance transactions	$(837)	$(266)	$-
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$3,586	$3,734	$3,792
Fee income debited to policyholder contract deposits included in financing activities	$(1,690)	$(1,710)	$(1,733)

* Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to real estate investments.

See accompanying Notes to Consolidated Financial Statements.

AIG | 2021 Form 10-K 187

ITEM 8 | Notes to Consolidated Financial Statements | 1. Basis of Presentation

1. Basis of Presentation

American International Group, Inc. (AIG) is a leading global insurance organization serving customers in approximately 70 countries and jurisdictions. AIG companies serve commercial and individual customers through one of the most extensive worldwide property-casualty networks of any insurer. In addition, AIG companies are leading providers of life insurance and retirement services in the United States. AIG Common Stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG). Unless the context indicates otherwise, the terms “AIG,” “we,” “us” or “our” mean American International Group, Inc. and its consolidated subsidiaries and the term “AIG Parent” means American International Group, Inc. and not any of its consolidated subsidiaries.

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

Certain of our foreign subsidiaries included in the Consolidated Financial Statements report on the basis of a fiscal year ending November 30. The effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these Consolidated Financial Statements has been considered for adjustment and/or disclosure.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). All material intercompany accounts and transactions have been eliminated.

Sales/disposals of ASSETS AND Businesses

Separation of Life and Retirement Business and Relationship with Blackstone Inc.

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. On November 2, 2021, AIG and Blackstone Inc. (Blackstone) completed the acquisition by Blackstone of a 9.9 percent equity stake in SAFG Retirement Services, Inc. (SAFG), which is the holding company for AIG’s Life and Retirement business, for $2.2 billion in an all cash transaction, subject to adjustment if the final pro forma adjusted book value is greater or lesser than the target pro forma adjusted book value. This resulted in a $629 million decrease to AIG’s shareholders’ equity. As part of the separation, most of AIG’s investment operations were transferred to SAFG or its subsidiaries as of December 31, 2021, and AIG entered into a long-term asset management relationship with Blackstone to manage an initial $50 billion of Life and Retirement’s existing investment portfolio beginning in the fourth quarter of 2021, with that amount increasing by increments of $8.5 billion per year for five years beginning in the fourth quarter of 2022, for an aggregate of $92.5 billion. In addition, Blackstone designated one member of the Board of Directors of SAFG, which consists of 11 directors. Pursuant to the definitive agreement, Blackstone will be required to hold its ownership interest in SAFG following the completion of the separation of the Life and Retirement business, subject to exceptions permitting Blackstone to sell 25%, 67% and 75% of its shares after the first, second and third anniversaries, respectively, of the initial public offering of SAFG (the IPO), with the transfer restrictions terminating in full on the fifth anniversary of the IPO. In the event that the IPO of SAFG is not completed prior to November 2, 2023, Blackstone will have the right to require AIG to undertake the IPO, and in the event that the IPO has not been completed prior to November 2, 2024, Blackstone will have the right to exchange all or a portion of its ownership interest in SAFG for shares of AIG’s common stock on the terms set forth in the definitive agreement. On November 1, 2021, SAFG declared a dividend payable to AIG Parent in the amount of $8.3 billion. In connection with such dividend, SAFG issued a promissory note to AIG Parent in the amount of $8.3 billion, which will be required to be paid to AIG Parent prior to the IPO of SAFG. As of February 16, 2022, no amounts have been paid under the promissory note. While we currently believe the IPO is the next step in the separation of the Life and Retirement business from AIG, no assurance can be given regarding the form that future separation transactions may take or the specific terms or timing thereof, or that a separation will in fact occur. Any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the Securities and Exchange Commission (SEC).

For additional information on the sale of SAFG to Blackstone see Note 16.

188 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 1. Basis of Presentation

On December 15, 2021, AIG and Blackstone Real Estate Income Trust (BREIT), a long-term, perpetual capital vehicle affiliated with Blackstone, completed the acquisition by BREIT of AIG’s interests in a U.S. affordable housing portfolio for $4.9 billion, in an all cash transaction, resulting in a pre-tax gain of $3.0 billion. The historical results of the U.S. affordable housing portfolio were reported in our Life and Retirement operating segments.

Sale of Certain AIG Life and Retirement Retail Mutual Funds Business

On February 8, 2021, AIG announced the execution of a definitive agreement with Touchstone Investments (Touchstone), an indirect wholly-owned subsidiary of Western & Southern Financial Group, to sell certain assets of Life and Retirement’s Retail Mutual Funds business. This sale consisted of the reorganization of twelve of the retail mutual funds managed by SunAmerica Asset Management, LLC (SAAMCo), a Life and Retirement entity, into certain Touchstone funds and was subject to certain conditions, including approval of the fund reorganizations by the retail mutual fund boards of directors/trustees and fund shareholders. The transaction closed on July 16, 2021, at which time we received initial proceeds and the twelve retail mutual funds managed by SAAMCo, with $6.8 billion in assets, were reorganized into Touchstone funds. Additional consideration may be earned over a three-year period based on asset levels in certain reorganized funds. Six retail mutual funds managed by SAAMCo and not included in the transaction were liquidated. We will retain our fund management platform and capabilities dedicated to our variable annuity insurance products.

Fortitude Holdings

On June 2, 2020, we completed the sale of a majority of the interests in Fortitude Group Holdings, LLC (Fortitude Holdings) to Carlyle FRL, L.P. (Carlyle FRL), an investment fund advised by an affiliate of The Carlyle Group Inc. (Carlyle), and T&D United Capital Co., Ltd. (T&D), a subsidiary of T&D Holdings, Inc., under the terms of a membership interest purchase agreement entered into on November 25, 2019 (the Purchase Agreement) by and among AIG, Fortitude Holdings, Carlyle FRL, Carlyle, T&D and T&D Holdings, Inc. (the Majority Interest Fortitude Sale). AIG established Fortitude Reinsurance Company Ltd. (Fortitude Re), a wholly owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Run-Off operations. As of December 31, 2021, approximately $29.6 billion of reserves from AIG’s Life and Retirement Run-Off Lines and approximately $3.8 billion of reserves from AIG’s General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Run-Off operations. As these reinsurance transactions are structured as modified coinsurance and loss portfolio transfers with funds withheld, following the closing of the Majority Interest Fortitude Sale, AIG continues to reflect the invested assets, which consist mostly of available for sale securities, supporting Fortitude Re’s obligations, in AIG’s financial statements.

AIG sold a 19.9 percent ownership interest in Fortitude Holdings to TC Group Cayman Investments Holdings, L.P. (TCG), an affiliate of Carlyle, in November 2018 (the 2018 Fortitude Sale). As a result of completion of the Majority Interest Fortitude Sale, Carlyle FRL purchased from AIG a 51.6 percent ownership interest in Fortitude Holdings and T&D purchased from AIG a 25 percent ownership interest in Fortitude Holdings; AIG retained a 3.5 percent ownership interest in Fortitude Holdings and one seat on its Board of Managers. The $2.2 billion of proceeds received by AIG at closing included (i) the $1.8 billion under the Majority Interest Fortitude Sale, subject to a post-closing purchase price adjustment pursuant to which AIG would pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur through December 31, 2023, up to a maximum payment of $500 million; and (ii) a $383 million purchase price adjustment from Carlyle FRL and T&D, corresponding to their respective portions of a proposed $500 million non-pro rata distribution from Fortitude Holdings that was not received by AIG prior to the closing. Effective in the second quarter of 2021, AIG, Fortitude Holdings, Carlyle FRL, T&D and Carlyle amended the Purchase Agreement to finalize the post-closing purchase price adjustment for adverse reserve development. As a result of this amendment, during 2021, AIG recorded a $21 million benefit through Policyholder benefits and losses incurred and eliminated further net exposure to adverse development on the reserves ceded to Fortitude Re.

AIG recorded a total after-tax reduction to total AIG shareholders’ equity of $4.3 billion related to the sale of the majority interest in and deconsolidation of Fortitude Holdings in the second quarter of 2020. The impact to equity was primarily due to a $6.7 billion after-tax loss partially offset by a $2.4 billion increase in accumulated other comprehensive income (AOCI) due to the release of unrealized appreciation (depreciation) of investments primarily related to future policy benefits. The $6.7 billion after-tax loss was comprised of (i) a $2.7 billion loss related to the write-off of prepaid insurance assets and deferred policy acquisition costs (DAC) upon deconsolidation of Fortitude Holdings and (ii) $4.0 billion related to the loss on the sale primarily as a result of increases in Fortitude Holdings’ equity principally related to mark to market movements from the December 31, 2018 date as of which Fortitude Holdings’ equity was calculated for purposes of the purchase price determination, through the June 2, 2020 closing date.

AIG | 2021 Form 10-K 189

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

For additional information on the sale of Fortitude Holdings see Note 7.

Blackboard

At the end of March 2020, Blackboard U.S. Holdings, Inc. (Blackboard), AIG’s technology-driven subsidiary, was placed into run-off. As a result of this decision, during the year ended December 31, 2020, AIG recognized a pre-tax loss of $210 million, primarily consisting of asset impairment charges.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires the application of accounting policies that often involve a significant degree of judgment. Accounting policies that we believe are most dependent on the application of estimates and assumptions are considered our critical accounting estimates and are related to the determination of:

• loss reserves;

• future policy benefit reserves for life and accident and health insurance contracts;

• liabilities for guaranteed benefit features of variable annuity, fixed annuity and fixed index annuity products;

• embedded derivative liabilities for fixed index annuity and life products;

• estimated gross profits to value deferred acquisition costs and unearned revenue for investment-oriented products;

• reinsurance assets, including the allowance for credit losses and disputes;

• goodwill impairment;

• allowance for credit losses on certain investments, primarily on loans and available for sale fixed maturity securities;

• legal contingencies;

• fair value measurements of certain financial assets and financial liabilities; and

• income taxes, in particular the recoverability of our deferred tax asset and establishment of provisions for uncertain tax positions.

These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of operations and cash flows could be materially affected.

190 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 1. Basis of Presentation

REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In the third quarter of 2021, we identified misclassifications related to the balance sheet presentation of certain of our universal life and variable annuity products which resulted in an overstatement of Policyholder contract deposits and an understatement of Future policyholder benefits for life and accident and health insurance contracts. These balance sheet-only items had no impact to total liabilities reported, the Consolidated Statements of Income (Loss) or the Consolidated Statements of Cash Flows in any prior period. Accordingly, the Policyholder contract deposits, and Future policy benefits for life and accident and health insurance contracts included within the Consolidated Balance Sheets were decreased and increased, respectively, by $5.8 billion on December 31, 2020 to $154.5 billion and $56.9 billion, respectively.

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

Note 5. Investments

• Fixed maturity and equity securities

• Other invested assets

• Short-term investments

• Net investment income

• Net realized gains (losses)

• Allowance for credit losses/Other-than-temporary impairments

Note 6. Lending Activities

• Mortgage and other loans receivable – net of allowance

Note 7. Reinsurance

• Reinsurance assets – net of allowance

• Retroactive reinsurance

Note 8. Deferred Policy Acquisition Costs

• Deferred policy acquisition costs

• Amortization of deferred policy acquisition costs

Note 9. Variable Interest Entities

Note 10. Derivatives and Hedge Accounting

• Derivative assets and liabilities, at fair value

Note 11. Goodwill and Other Intangible Assets

Note 12. Insurance Liabilities

• Liability for unpaid losses and loss adjustment expenses

• Discounting of reserves

• Future policy benefits

• Policyholder contract deposits

• Other policyholder funds

Note 13. Variable Life and Annuity Contracts

Note 14. Debt

• Long-term debt

• Debt of consolidated investment entities

Note 15. Contingencies, Commitments and Guarantees

• Legal contingencies

Note 17. Earnings Per Common Share

Note 21. Income Taxes

AIG | 2021 Form 10-K 191

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

Premiums and other receivables – net of allowance for credit losses and disputes include premium balances receivable, amounts due from agents and brokers and policyholders, receivables resulting from sales of securities that had not yet settled, cash collateral posted to derivative counterparties that is not eligible to be netted against derivative liabilities and other receivables.

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

Other assets consist of deferred sales inducements (DSI), prepaid expenses, deposits, other deferred charges, real estate, other fixed assets, capitalized software costs, goodwill, intangible assets other than goodwill, restricted cash, derivative assets, accrued interest income, and assets classified as held-for-sale.

The cost of buildings and furniture and equipment is depreciated principally on the straight-line basis over their estimated useful lives (maximum of 40 years for buildings and 10 years for furniture and fixtures). Expenditures for maintenance and repairs are charged to income as incurred and expenditures for improvements are capitalized and depreciated. We periodically assess the carrying amount of our real estate for purposes of determining any asset impairment. Capitalized software costs, which represent costs directly related to obtaining, developing or upgrading internal use software, are capitalized and amortized using the straight-line method over a period generally not exceeding ten years.

192 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies

Separate accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who bear the investment risk. Each account has specific investment objectives and the assets are carried at fair value. The assets of each account are legally segregated and are not subject to claims that arise from any of our other businesses. The liabilities for these accounts are equal to the account assets. Separate accounts may also include deposits for funds held under stable value wrap funding agreements, although the majority of stable value wrap sales are measured based on the notional amount included in assets under management and do not include the receipt of funds. For additional information on separate accounts see Note 13 herein.

Other liabilities consist of other funds on deposit, other payables, securities sold under agreements to repurchase, securities sold but not yet purchased, liabilities resulting from purchases of securities that had not yet settled, derivative liabilities, cash collateral received from derivative counterparties that contractually cannot be netted against derivative assets, allowance for credit losses in relation to off-balance sheet commitments, deferred gains on retroactive reinsurance agreements and liabilities classified as held-for-sale.

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

AIG | 2021 Form 10-K 193

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

Where permitted by the guidance, we have accounted for contract modifications stemming from the discontinuation of LIBOR or another reference rate as a continuation of the existing contract. As part of our implementation efforts, we have and will continue to assess our operational readiness and current and alternative reference rates’ merits, limitations, risks and suitability for our investment and insurance processes. The adoption of the standard has not had, and is not expected to have, a material impact on our reported consolidated financial condition, results of operations, cash flows and required disclosures.

Future Application of Accounting Standards

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued an accounting standard update with the objective of making targeted improvements to the existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity.

The Company will adopt the standard on January 1, 2023. We continue to evaluate and expect the adoption of this standard will impact our financial condition, results of operations, statement of cash flows and disclosures, as well as systems, processes and controls.

The Company will adopt the standard using the modified retrospective transition method relating to liabilities for traditional and limited payment contracts and deferred policy acquisition costs associated therewith. The Company will adopt the standard in relation to market risk benefits (MRBs) on a retrospective basis. Based upon this transition method, the Company currently estimates that the January 1, 2021 transition date (Transition Date) impact from adoption is likely to result in a decrease in AIG’s equity between approximately $1.0 billion and $3.0 billion in AIG’s Life and Retirement business. The most significant drivers of the transition adjustment are expected to be (1) changes related to market risk benefits in our Individual Retirement and Group Retirement segments, including the impact of non-performance adjustments (2) changes to the discount rate which will most significantly impact our Life Insurance and Institutional Markets segments and (3) the removal of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments.

Market risk benefits: The standard requires the measurement of all MRBs associated with deposit (or account balance) contracts at fair value at each reporting period. Changes in fair value compared to prior periods will be recorded and presented separately within the income statement, with the exception of instrument-specific credit risk changes (non-performance adjustments), which will be recognized in other comprehensive income. MRBs will impact both retained earnings and AOCI upon transition.

As MRBs are required to be accounted for at fair value, the quarterly valuation of these items will result in variability and volatility in the Company’s results following adoption.

Discount rate assumption: The standard requires the discount rate assumption for the liability for future policy benefits to be updated at the end of each reporting period using an upper-medium grade (low credit risk) fixed income instrument yield that maximizes the use of observable market inputs. Upon transition, the Company currently estimates an adjustment to AOCI due to the fact that the market upper-medium grade (low credit risk) interest rates as of the Transition Date differ from reserve interest accretion rates. Lower interest rates result in a higher liability for future policy benefits, and are anticipated to more significantly impact our Life Insurance and Institutional Markets segments.

Following adoption, the impact of changes to discount rates will be recognized through other comprehensive income. Changes resulting from unlocking the discount rate each reporting period will primarily impact term life insurance and other traditional life insurance products, as well as pension risk transfer and structured settlement products.

Removal of balances related to changes in unrealized appreciation (depreciation) on investments: Under the standard, the majority of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments will be eliminated.

In addition to the above, the standard also:

• Requires the review and if necessary, update of future policy benefit assumptions at least annually for traditional and limited pay long duration contracts, with the recognition and separate presentation of any resulting re-measurement gain or loss (except for discount rate changes as noted above) in the income statement.

194 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies

• Simplifies the amortization of DAC to a constant level basis over the expected term of the related contracts with adjustments for unexpected terminations, but no longer requires an impairment test.

• Increased disclosures of disaggregated roll-forwards of several balances, including: liabilities for future policy benefits, deferred acquisition costs, account balances, market risk benefits, separate account liabilities and information about significant inputs, judgments and methods used in measurement and changes thereto and impact of those changes.

We expect that the accounting for Fortitude Re will continue to remain largely unchanged. With respect to Fortitude Re, the reinsurance assets, including the discount rates, will continue to be calculated using the same methodology and assumptions as the direct policies. Accounting for modco remains unchanged.

The Company has created a governance framework and a plan to support implementation of the updated standard. As part of its implementation plan, the Company has also advanced the modernization of its actuarial technology platform to enhance its modeling, data management, experience study and analytical capabilities, increase the end-to-end automation of key reporting and analytical processes and optimize its control framework. The Company has designed and begun implementation and testing of internal controls related to the new processes created as part of implementing the updated standard and will continue to refine these internal controls until the formal implementation in the first quarter of 2023.

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

North America and International operating segments consist of the following products:

– Commercial Lines – consists of Liability, Financial Lines, Property, Global Specialty and Crop Risk Services.

– Personal Insurance – consists of Personal Lines and Accident & Health.

Life and Retirement

Life and Retirement business is presented as four operating segments:

• Individual Retirement – consists of fixed annuities, fixed index annuities, variable annuities and retail mutual funds.

• Group Retirement – consists of record-keeping, plan administrative and compliance services, financial planning and advisory solutions offered to employer-defined contribution plan participants, along with proprietary and non-proprietary annuities and advisory and brokerage products offered outside of plans.

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

For additional information on the Life and Retirement business, see Note 1.

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
AIG | 2021 Form 10-K 195

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

The following table presents AIG’s continuing operations by operating segment:

					Adjusted
		Net			Pre-tax
	Adjusted	Investment	Interest	Amortization	Income
(in millions)	Revenues	Income	Expense	of DAC	(Loss)
2021
General Insurance
North America	$10,989		$-	$1,333	$(47)	(a)
International	14,068		-	2,197	1,102	(a)
Net investment income	3,304	$3,304	-	-	3,304
Total General Insurance	28,361	3,304	-	3,530	4,359
Life and Retirement
Individual Retirement	6,083	4,338	61	736	1,939
Group Retirement	3,291	2,410	35	61	1,284
Life Insurance	5,112	1,619	25	170	106
Institutional Markets	5,108	1,154	9	6	582
Total Life and Retirement	19,594	9,521	130	973	3,911
Other Operations
Other Operations before consolidation and eliminations	1,338	1,112	1,220	37	(1,418)
AIG consolidation and eliminations	(991)	(996)	(65)	-	(932)
Total Other Operations	347	116	1,155	37	(2,350)
Total	48,302	12,941	1,285	4,540	5,920
Reconciling items to pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	60	60	-	-	61
Changes in benefit reserves and DAC, VOBA and DSI related to
net realized gains (losses)	-	-	-	33	(52)
Changes in the fair value of equity securities	(237)	(237)	-	-	(237)
Other income (expense) - net	(24)	33	33	-	-
Loss on extinguishment of debt	-	-	-	-	(389)
Net investment income on Fortitude Re funds withheld assets	1,971	1,971	-	-	1,971
Net realized gains (losses) on Fortitude Re funds withheld assets	1,003	-	-	-	1,003
Net realized gains (losses) on Fortitude Re funds withheld
embedded derivative	(603)	-	-	-	(603)
Net realized gains (losses)(b)	1,585	(156)	(13)	-	1,623
Net gain on divestitures	-	-	-	-	3,044
Non-operating litigation reserves and settlements	-	-	-	-	(3)
Favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	-	-	-	186
Net loss reserve discount benefit	-	-	-	-	193
Pension expense related to lump sum payments to former employees	-	-	-	-	(34)
Integration and transaction costs associated with acquiring or divesting
businesses	-	-	-	-	(83)
Restructuring and other costs	-	-	-	-	(433)
Non-recurring costs related to regulatory or accounting changes	-	-	-	-	(68)
Revenues and pre-tax income	$52,057	$14,612	$1,305	$4,573	$12,099
2020
General Insurance
North America	$10,302		$-	$1,365	$(1,301)	(a)
International	13,360		-	2,173	277	(a)
Net investment income	2,925	$2,925	-	-	2,925
Total General Insurance	26,587	2,925	-	3,538	1,901
Life and Retirement
Individual Retirement	5,714	4,131	72	590	1,938
Group Retirement	2,970	2,236	42	7	1,013
Life Insurance	4,877	1,526	30	30	142
Institutional Markets	3,714	988	11	5	438
Total Life and Retirement	17,275	8,881	155	632	3,531

196 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

Other Operations
Other Operations before consolidation and eliminations	1,385	1,087	1,306	50	(1,963)
AIG consolidation and eliminations	(562)	(572)	(70)	-	(466)
Total Other Operations	823	515	1,236	50	(2,429)
Total	44,685	12,321	1,391	4,220	3,003
Reconciling items to pre-tax income (loss):
Changes in fair value of securities used to hedge guaranteed
living benefits	56	56	-	-	41
Changes in benefit reserves and DAC, VOBA and DSI related to
net realized gains (losses)	-	-	-	(9)	12
Changes in the fair value of equity securities	200	200	-	-	200
Other income (expense) - net	49	99	99	-	-
Loss on extinguishment of debt	-	-	-	-	(12)
Net investment income on Fortitude Re funds withheld assets	1,053	1,053	-	-	1,053
Net realized gains on Fortitude Re funds withheld assets	463	-	-	-	463
Net realized losses on Fortitude Re funds withheld
embedded derivative	(2,645)	-	-	-	(2,645)
Net realized losses(b)	(148)	(98)	(33)	-	(97)
Net loss on divestitures	-	-	-	-	(8,525)
Non-operating litigation reserves and settlements	23	-	-	-	21
Favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	-	-	-	221
Net loss reserve discount charge	-	-	-	-	(516)
Integration and transaction costs associated with acquiring or divesting
businesses	-	-	-	-	(12)
Restructuring and other costs	-	-	-	-	(435)
Non-recurring costs related to regulatory or accounting changes	-	-	-	-	(65)
Revenues and pre-tax income (loss)	$43,736	$13,631	$1,457	$4,211	$(7,293)
2019
General Insurance
North America	$12,136		$-	$1,923	$(365)	(a)
International	14,302		-	2,559	454	(a)
Net investment income	3,444	$3,444	-	-	3,444
Total General Insurance	29,882	3,444	-	4,482	3,533
Life and Retirement
Individual Retirement	5,643	4,122	77	449	1,977
Group Retirement	2,947	2,240	44	81	937
Life Insurance	4,825	1,483	30	137	331
Institutional Markets	2,941	888	11	5	308
Total Life and Retirement	16,356	8,733	162	672	3,553
Other Operations
Other Operations before consolidation and eliminations	3,060	2,598	1,260	64	(1,312)
AIG consolidation and eliminations	(388)	(385)	(55)	-	(304)
Total Other Operations	2,672	2,213	1,205	64	(1,616)
Total	48,910	14,390	1,367	5,218	5,470
Reconciling items to pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	228	228	-	-	194
Changes in benefit reserves and DAC, VOBA and DSI related to
net realized gains (losses)	-	-	-	(54)	56
Changes in the fair value of equity securities	158	158	-	-	158
Other income (expense) - net	46	85	87	-	-
Loss on extinguishment of debt	-	-	-	-	(32)
Net realized gains (losses)(b)	395	(242)	(37)	-	456
Net loss on divestitures	-	-	-	-	(75)
Non-operating litigation reserves and settlements	9	-	-	-	2
Favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	-	-	-	267
Net loss reserve discount charge	-	-	-	-	(955)
Integration and transaction costs associated with acquiring or divesting
businesses	-	-	-	-	(24)
Restructuring and other costs	-	-	-	-	(218)
Non-recurring costs related to regulatory or accounting changes	-	-	-	-	(12)
Revenues and pre-tax income	$49,746	$14,619	$1,417	$5,164	$5,287

(a) General Insurance North America’s and General Insurance International’s Adjusted pre-tax income does not include Net investment income as the investment portfolio results are managed at the General Insurance level. Net investment income is shown separately as a component of General Insurance’s total Adjusted pre-tax income results.

AIG | 2021 Form 10-K 197

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

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

The following table presents AIG’s year-end identifiable assets and capital expenditures by segment:

	Year-End Identifiable Assets		Capital Expenditures
(in millions)	2021	2020*	2021	2020
General Insurance	$159,000	$155,751	$76	$156
Life and Retirement	406,104	397,749	62	107
Other Operations	31,008	32,981	205	90
Total Assets	$596,112	$586,481	$343	$353

*Certain reclassifications have been made to the prior year amounts for consistency with the current year presentation.

The following table presents AIG’s consolidated total revenues and real estate and other fixed assets, net of accumulated depreciation, by major geographic area:

				Real Estate and Other Fixed Assets,
	Total Revenues*			Net of Accumulated Depreciation
(in millions)	2021	2020	2019	2021	2020	2019
North America	$37,224	$30,204	$36,930	$1,212	$1,230	$1,333
International	14,833	13,532	12,816	500	610	620
Consolidated	$52,057	$43,736	$49,746	$1,712	$1,840	$1,953

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

198 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

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

AIG | 2021 Form 10-K 199

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

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

200 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

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

Embedded Derivatives within Policyholder Contract Deposits

Certain variable annuity and fixed index annuity and life contracts contain embedded derivatives that we bifurcate from the host contracts and account for separately at fair value, with changes in fair value recognized in earnings. These embedded derivatives are classified within Policyholder contract deposits. We have concluded these contracts contain either (i) a written option that guarantees a minimum accumulation value at maturity, (ii) a written option that guarantees annual withdrawals regardless of underlying market performance for a specific period or for life, or (iii) fixed index written options that meet the criteria of derivatives and must be bifurcated.

The fair value of embedded derivatives contained in certain variable annuity and fixed index annuity and life contracts is measured based on policyholder behavior and capital market assumptions related to projected cash flows over the expected lives of the contracts. These discounted cash flow projections primarily include benefits and related fees assessed, when applicable. In some instances, the projected cash flows from fees may exceed projected cash flows related to benefit payments and therefore, at a point in time, the carrying value of the embedded derivative may be in a net asset position. The projected cash flows incorporate best estimate assumptions for policyholder behavior (including mortality, lapses, withdrawals and benefit utilization), along with an explicit risk margin to reflect a market participant’s estimates of projected cash flows and policyholder behavior. Estimates of future policyholder behavior assumptions are subjective and based primarily on our historical experience.

AIG | 2021 Form 10-K 201

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

Because of the dynamic and complex nature of the projected cash flows with respect to embedded derivatives in our variable and certain fixed index annuity contracts, risk neutral valuations are used, which are calibrated to observable interest rate and equity option prices. Estimating the underlying cash flows for these products involves judgments regarding the capital market assumptions related to expected market rates of return, market volatility, credit spreads, correlations of certain market variables, fund performance and discount rates. Additionally, estimating the underlying cash flows for these products also involves judgments regarding policyholder behavior. The portion of fees attributable to the fair value of expected benefit payments are included within the fair value measurement of these embedded derivatives, and related fees are classified in net realized gain/loss as earned, consistent with other changes in the fair value of these embedded policy derivatives. Any portion of the fees not attributed to the embedded derivatives are excluded from the fair value measurement and classified in policy fees as earned.

With respect to embedded derivatives in our fixed index annuity and life contracts, option pricing models are used to estimate fair value, taking into account the capital market assumptions for future equity index growth rates, volatility of the equity index, future interest rates, and our ability to adjust the participation rate and the cap on fixed index credited rates in light of market conditions and policyholder behavior assumptions.

Projected cash flows are discounted using the interest rate swap curve (swap curve), which is commonly viewed as being consistent with the credit spreads for highly-rated financial institutions (S&P AA-rated or above). A swap curve shows the fixed-rate leg of a non-complex swap against the floating rate (for example, LIBOR) leg of a related tenor. We also incorporate our own risk of non-performance in the valuation of the embedded derivatives associated with variable annuity and fixed index annuity and life contracts. The non-performance risk adjustment (NPA) reflects a market participant’s view of our claims-paying ability by incorporating an additional spread to the swap curve used to discount projected benefit cash flows in the valuation of these embedded derivatives. The non-performance risk adjustment is calculated by constructing forward rates based on a weighted average of observable corporate credit indices to approximate the claims-paying ability rating of our Life and Retirement companies.

Fortitude Re funds withheld payable

The reinsurance transactions between AIG and Fortitude Re were structured as modified coinsurance (modco) and loss portfolio transfer arrangements with funds withheld (funds withheld). As a result of the deconsolidation resulting from the Majority Interest Fortitude Sale, AIG has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.

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

202 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

December 31, 2021				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$2,553	$5,641	$-	$-	$-	$8,194
Obligations of states, municipalities and political subdivisions	-	13,096	1,431	-	-	14,527
Non-U.S. governments	9	16,314	7	-	-	16,330
Corporate debt	-	172,967	2,641	-	-	175,608
RMBS	-	16,909	10,378	-	-	27,287
CMBS	-	14,619	1,190	-	-	15,809
CDO/ABS	-	8,232	11,215	-	-	19,447
Total bonds available for sale	2,562	247,778	26,862	-	-	277,202
Other bond securities:
U.S. government and government sponsored entities	-	1,750	-	-	-	1,750
Obligations of states, municipalities and political subdivisions	-	97	-	-	-	97
Non-U.S. governments	-	76	-	-	-	76
Corporate debt	-	916	134	-	-	1,050
RMBS	-	215	196	-	-	411
CMBS	-	280	35	-	-	315
CDO/ABS	-	247	2,332	-	-	2,579
Total other bond securities	-	3,581	2,697	-	-	6,278
Equity securities	669	64	6	-	-	739
Other invested assets(b)	-	138	1,948	-	-	2,086
Derivative assets(c):
Interest rate contracts	-	3,873	-	-	-	3,873
Foreign exchange contracts	-	1,188	1	-	-	1,189
Equity contracts	7	224	450	-	-	681
Commodity contracts	-	4	-	-	-	4
Credit contracts	-	-	1	-	-	1
Other contracts	-	-	13	-	-	13
Counterparty netting and cash collateral	-	-	-	(2,779)	(2,139)	(4,918)
Total derivative assets	7	5,289	465	(2,779)	(2,139)	843
Short-term investments	2,584	1,842	-	-	-	4,426
Other assets	-	-	114	-	-	114
Separate account assets	105,221	3,890	-	-	-	109,111
Total	$111,043	$262,582	$32,092	$(2,779)	$(2,139)	$400,799
Liabilities:
Policyholder contract deposits	$-	$54	$9,682	$-	$-	$9,736
Derivative liabilities(c):
Interest rate contracts	1	3,632	-	-	-	3,633
Foreign exchange contracts	-	721	-	-	-	721
Equity contracts	1	46	6	-	-	53
Credit contracts	-	16	31	-	-	47
Other contracts	-	-	-	-	-	-
Counterparty netting and cash collateral	-	-	-	(2,779)	(1,089)	(3,868)
Total derivative liabilities	2	4,415	37	(2,779)	(1,089)	586
Fortitude Re funds withheld payable	-	-	5,922	-	-	5,922
Other liabilities	-	-	-	-	-	-
Long-term debt	-	1,871	-	-	-	1,871
Total	$2	$6,340	$15,641	$(2,779)	$(1,089)	$18,115

AIG | 2021 Form 10-K 203

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

December 31, 2020				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$73	$4,053	$-	$-	$-	$4,126
Obligations of states, municipalities and political subdivisions	-	14,019	2,105	-	-	16,124
Non-U.S. governments	28	15,312	5	-	-	15,345
Corporate debt	-	166,949	2,349	-	-	169,298
RMBS	-	19,771	11,694	-	-	31,465
CMBS	-	15,211	922	-	-	16,133
CDO/ABS	-	9,191	9,814	-	-	19,005
Total bonds available for sale	101	244,506	26,889	-	-	271,496
Other bond securities:
U.S. government and government sponsored entities	-	1,845	-	-	-	1,845
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	12	-	-	-	12
RMBS	-	290	139	-	-	429
CMBS	-	273	47	-	-	320
CDO/ABS	-	173	2,512	-	-	2,685
Total other bond securities	-	2,593	2,698	-	-	5,291
Equity securities	929	76	51	-	-	1,056
Other invested assets(b)	-	102	1,827	-	-	1,929
Derivative assets(c):
Interest rate contracts	-	4,637	-	-	-	4,637
Foreign exchange contracts	-	1,020	2	-	-	1,022
Equity contracts	9	923	198	-	-	1,130
Credit contracts	-	-	2	-	-	2
Other contracts	-	-	14	-	-	14
Counterparty netting and cash collateral	-	-	-	(3,812)	(2,219)	(6,031)
Total derivative assets	9	6,580	216	(3,812)	(2,219)	774
Short-term investments	2,379	3,589	-	-	-	5,968
Other assets	-	-	113	-	-	113
Separate account assets	96,560	3,730	-	-	-	100,290
Total	$99,978	$261,176	$31,794	$(3,812)	$(2,219)	$386,917
Liabilities:
Policyholder contract deposits	$-	$-	$9,798	$-	$-	$9,798
Derivative liabilities(c):
Interest rate contracts	1	4,435	-	-	-	4,436
Foreign exchange contracts	-	1,090	-	-	-	1,090
Equity contracts	14	162	47	-	-	223
Credit contracts	-	23	44	-	-	67
Other contracts	-	-	6	-	-	6
Counterparty netting and cash collateral	-	-	-	(3,812)	(1,441)	(5,253)
Total derivative liabilities	15	5,710	97	(3,812)	(1,441)	569
Fortitude Re funds withheld payable	-	-	6,042	-	-	6,042
Other liabilities	-	1	-	-	-	1
Long-term debt	-	2,097	-	-	-	2,097
Total	$15	$7,808	$15,937	$(3,812)	$(1,441)	$18,507

(a)Represents netting of derivative exposures covered by qualifying master netting agreements.

(b) Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $8.4 billion and $6.5 billion as of December 31, 2021 and December 31, 2020, respectively.

(c) Presented as part of Other assets and Other liabilities on the Consolidated Balance Sheets.
204 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the years ended December 31, 2021 and 2020 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Consolidated Balance Sheets at December 31, 2021 and 2020:

		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		Gains		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	(Losses)	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers		End	Instruments Held	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Net	In	Out	Other	of Year	at End of Year	at End of Year
December 31, 2021
Assets:
Bonds available for sale:
Obligations of states,
municipalities and
political subdivisions	$2,105	$15	$(9)	$(358)	$-	$(260)	$(62)	$1,431	$-	$254
Non-U.S. governments	5	-	(1)	1	5	(3)	-	7	-	-
Corporate debt	2,349	(20)	(31)	188	524	(369)	-	2,641	-	(141)
RMBS	11,694	595	(127)	(1,163)	8	(629)	-	10,378	-	790
CMBS	922	25	(49)	414	57	(179)	-	1,190	-	(55)
CDO/ABS	9,814	38	(122)	1,588	1,138	(1,241)	-	11,215	-	315
Total bonds available for sale	26,889	653	(339)	670	1,732	(2,681)	(62)	26,862	-	1,163
Other bond securities:
Corporate debt	-	(1)	-	135	-	-	-	134	(1)	-
RMBS	139	3	-	54	-	-	-	196	(87)	-
CMBS	47	(3)	-	(15)	6	-	-	35	2	-
CDO/ABS	2,512	28	-	(208)	-	-	-	2,332	127	-
Total other bond securities	2,698	27	-	(34)	6	-	-	2,697	41	-
Equity securities	51	11	1	(123)	77	(11)	-	6	3	-
Other invested assets	1,827	641	(14)	(570)	64	-	-	1,948	617	-
Other assets	113	-	-	1	-	-	-	114	-	-
Total	$31,578	$1,332	$(352)	$(56)	$1,879	$(2,692)	$(62)	$31,627	$661	$1,163
		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		(Gains)		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	Losses	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers		End	Instruments Held	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Net	In	Out	Other	of Year	at End of Year	at End of Year
Liabilities:
Policyholder contract deposits	$9,798	$(545)	$-	$484	$-	$(55)	$-	$9,682	$1,860	$-
Derivative liabilities, net:
Interest rate contracts	-	(1)	-	1	-	-	-	-	1	-
Foreign exchange contracts	(2)	-	-	1	-	-	-	(1)	-	-
Equity contracts	(151)	(75)	-	(271)	-	53	-	(444)	32	-
Credit contracts	42	9	-	(21)	-	-	-	30	1	-
Other contracts	(8)	(66)	-	61	-	-	-	(13)	66	-
Total derivative liabilities, net(a)	(119)	(133)	-	(229)	-	53	-	(428)	100	-
Fortitude Re funds withheld payable	6,042	603	-	(723)	-	-	-	5,922	2,094	-
Total	$15,721	$(75)	$-	$(468)	$-	$(2)	$-	$15,176	$4,054	$-

AIG | 2021 Form 10-K 205

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		Gains		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	(Losses)	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Net	In	Out	Businesses	of Year	at End of Year	at End of Year
December 31, 2020
Assets:
Bonds available for sale:
Obligations of states,
municipalities and
political subdivisions	$2,121	$7	$211	$123	$27	$(384)	$-	$2,105	$-	$208
Non-U.S. governments	-	-	-	4	7	(6)	-	5	-	-
Corporate debt	1,663	(110)	65	11	1,482	(762)	-	2,349	-	79
RMBS	13,408	745	(337)	(1,200)	29	(951)	-	11,694	-	(172)
CMBS	1,053	18	60	(1)	23	(231)	-	922	-	55
CDO/ABS	7,686	35	123	359	2,531	(920)	-	9,814	-	106
Total bonds available for sale	25,931	695	122	(704)	4,099	(3,254)	-	26,889	-	276
Other bond securities:
RMBS	143	9	-	(13)	-	-	-	139	5	-
CMBS	50	-	-	(3)	-	-	-	47	(2)	-
CDO/ABS	3,545	293	-	(1,326)	-	-	-	2,512	17	-
Total other bond securities	3,738	302	-	(1,342)	-	-	-	2,698	20	-
Equity securities	8	(1)	6	35	40	(37)	-	51	-	-
Other invested assets	1,192	100	(3)	388	150	-	-	1,827	51	-
Other assets	89	-	-	62	-	-	(38)	113	-	-
Total	$30,958	$1,096	$125	$(1,561)	$4,289	$(3,291)	$(38)	$31,578	$71	$276
		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		(Gains)		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	Losses	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of	in Income	Income (Loss)	Net	In	Out	Businesses	of	at End of	at End of Year
Liabilities:
Policyholder contract deposits	$6,910	$2,681	$-	$207	$-	$-	$-	$9,798	$(1,515)	$-
Derivative liabilities, net:
Interest rate contracts	-	(1)	-	1	-	-	-	-	2	-
Foreign exchange contracts	(6)	3	-	1	-	-	-	(2)	1	-
Equity contracts	(151)	4	-	(8)	(1)	5	-	(151)	(33)	-
Credit contracts	62	(47)	-	27	-	-	-	42	8	-
Other contracts	(7)	(63)	-	62	-	-	-	(8)	62	-
Total derivative liabilities, net(a)	(102)	(104)	-	83	(1)	5	-	(119)	40	-
Fortitude Re funds withheld payable	-	2,645	-	(276)	-	-	3,673	6,042	(1,377)	-
Total	$6,808	$5,222	$-	$14	$(1)	$5	$3,673	$15,721	$(2,852)	$-

(a)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

206 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Consolidated Statements of Income (Loss) as follows:

	Net
	Investment	Net Realized	Other
(in millions)	Income	Gains (Losses)	Income	Total
December 31, 2021
Assets:
Bonds available for sale	$654	$(1)	$-	$653
Other bond securities	27	-	-	27
Equity securities	11	-	-	11
Other invested assets	630	11	-	641
December 31, 2020
Assets:
Bonds available for sale	$733	$(38)	$-	$695
Other bond securities	34	268	-	302
Equity securities	-	(1)	-	(1)
Other invested assets	98	2	-	100

	Net
	Investment	Net Realized	Other
(in millions)	Income	(Gains) Losses	Income	Total
December 31, 2021
Liabilities:
Policyholder contract deposits*	$-	$(545)	$-	$(545)
Derivative liabilities, net	-	(74)	(59)	(133)
Fortitude Re funds withheld payable	-	603	-	603
December 31, 2020
Liabilities:
Policyholder contract deposits*	$-	$2,681	$-	$2,681
Derivative liabilities, net	-	(47)	(57)	(104)
Fortitude Re funds withheld payable	-	2,645	-	2,645

* Primarily embedded derivatives.

AIG | 2021 Form 10-K 207

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for years ended December 31, 2021 and 2020 related to Level 3 assets and liabilities in the Consolidated Balance Sheets:

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
December 31, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$55	$(247)	$(166)	$(358)
Non-U.S. governments	1	-	-	1
Corporate debt	973	(95)	(690)	188
RMBS	1,567	(280)	(2,450)	(1,163)
CMBS	510	(15)	(81)	414
CDO/ABS	4,409	70	(2,891)	1,588
Total bonds available for sale	7,515	(567)	(6,278)	670
Other bond securities:
Corporate debt	86	-	49	135
RMBS	54	(10)	10	54
CMBS	-	(15)	-	(15)
CDO/ABS	320	(39)	(489)	(208)
Total other bond securities	460	(64)	(430)	(34)
Equity securities	2	(3)	(122)	(123)
Other invested assets	578	-	(1,148)	(570)
Other assets	-	-	1	1
Total	$8,555	$(634)	$(7,977)	$(56)
Liabilities:
Policyholder contract deposits	$-	$818	$(334)	$484
Derivative liabilities, net	(281)	6	46	(229)
Fortitude Re funds withheld payable	-	-	(723)	(723)
Total	$(281)	$824	$(1,011)	$(468)
December 31, 2020
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$219	$(20)	$(76)	$123
Non-U.S. governments	7	(2)	(1)	4
Corporate debt	300	(24)	(265)	11
RMBS	1,118	(33)	(2,285)	(1,200)
CMBS	56	(17)	(40)	(1)
CDO/ABS	1,904	(408)	(1,137)	359
Total bonds available for sale	3,604	(504)	(3,804)	(704)
Other bond securities:
RMBS	37	(16)	(34)	(13)
CMBS	-	-	(3)	(3)
CDO/ABS	35	(579)	(782)	(1,326)
Total other bond securities	72	(595)	(819)	(1,342)
Equity securities	40	(5)	-	35
Other invested assets	480	-	(92)	388
Other assets	55	-	7	62
Total	$4,251	$(1,104)	$(4,708)	$(1,561)
Liabilities:
Policyholder contract deposits	$-	$713	$(506)	$207
Derivative liabilities, net	(68)	8	143	83
Fortitude Re funds withheld payable	-	-	(276)	(276)
Total	$(68)	$721	$(639)	$14

(a)There were no issuances during the years ended December 31, 2021 and 2020.

208 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at December 31, 2021 and 2020 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excludes $18 million and $(183) million of net gains (losses) related to assets and liabilities transferred into Level 3 during 2021 and 2020, respectively, and includes $7 million and $4 million of net gains (losses) related to assets and liabilities transferred out of Level 3 during 2021 and 2020, respectively.

Transfers of Level 3 Assets

During the years ended December 31, 2021 and 2020, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.

During the years ended December 31, 2021 and 2020, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CDO/ABS and certain investments in municipal securities. Transfers of corporate debt, RMBS, CMBS, CDO/ABS and certain investments in municipal securities out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the years ended December 31, 2021 and 2020.

Divested Businesses

The Level 3 liabilities at December 31, 2020 includes an embedded derivative associated with the funds withheld payable to Fortitude Re that was established as a result of the Majority Interest Fortitude Sale.

AIG | 2021 Form 10-K 209

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

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

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2021	Technique	Unobservable Input(b)	(Weighted Average)(c)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,400	Discounted cash flow	Yield	2.74% - 3.33% (3.06%)

Corporate debt	1,561	Discounted cash flow	Yield	2.23% - 7.69% (4.96%)

RMBS(a)	9,916	Discounted cash flow	Constant prepayment rate	5.25% - 17.70% (11.47%)
			Loss severity	26.13% - 71.93% (49.03%)
			Constant default rate	1.15% - 5.85% (3.50%)
			Yield	1.69% - 3.97% (2.83%)

CDO/ABS(a)	8,229	Discounted cash flow	Yield	1.84% - 4.77% (3.31%)

CMBS	580	Discounted cash flow	Yield	1.50% - 5.01% (3.25%)

Liabilities:(d):

Embedded derivatives within
Policyholder contract deposits:

Variable annuity guaranteed
minimum withdrawal benefits
(GMWB)	2,472	Discounted cash flow	Equity volatility	5.95% - 46.65%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	20.00% - 186.00%
			Mortality multiplier(e)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(f)	0.01% - 1.40%

Index annuities including certain
GMWB	6,445	Discounted cash flow	Base lapse rate	0.50% - 50.00%
			Dynamic lapse multiplier	20.00% - 186.00%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	60.00% - 95.00%
			Option budget	0.00% - 4.00%
			NPA(f)	0.01% - 1.40%

Indexed life	765	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			NPA(f)	0.01% - 1.40%

210 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2020	Technique	Unobservable Input(b)	(Weighted Average)(c)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,670	Discounted cash flow	Yield	2.82% - 3.39% (3.11%)

Corporate debt	1,591	Discounted cash flow	Yield	2.13% - 7.82% (4.97%)

RMBS(a)	11,297	Discounted cash flow	Constant prepayment rate	3.90% - 11.99% (7.94%)
			Loss severity	30.08% - 78.49% (54.29%)
			Constant default rate	1.45% - 6.19% (3.82%)
			Yield	1.69% - 4.25% (2.97%)

CDO/ABS(a)	8,324	Discounted cash flow	Yield	1.93% - 4.85% (3.39%)

CMBS	541	Discounted cash flow	Yield	0.92% - 5.89% (3.40%)

Liabilities(d):

Embedded derivatives within
Policyholder contract deposits:

GMWB	3,572	Discounted cash flow	Equity volatility	6.45% - 50.85%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	50.00% - 143.00%
			Mortality multiplier(e)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(f)	0.06% - 1.48%

Index annuities including certain	5,538	Discounted cash flow	Base lapse rate	0.38% - 50.00%
GMWB			Dynamic lapse multiplier	19.00% - 178.00%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	80.00% - 100.00%
			Option budget	0.00% - 4.00%
			NPA(f)	0.06% - 1.48%

Indexed life	649	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			NPA(f)	0.06% - 1.48%

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

(d) The Fortitude Re funds withheld payable has been excluded from the above table. As discussed in Note 7, the Fortitude Re funds withheld payable is created through modco and funds withheld reinsurance arrangements where the investments supporting the reinsurance agreements are withheld by, and continue to reside on AIG’s balance sheet. This embedded derivative is valued as a total return swap with reference to the fair value of the invested assets held by AIG. Accordingly, the unobservable inputs utilized in the valuation of the embedded derivative are a component of the invested assets supporting the reinsurance agreements that are held on AIG’s balance sheet.

(e) Mortality inputs are shown as multipliers of the 2012 Individual Annuity Mortality Basic table.

(f) The NPA applied as a spread over risk-free curve for discounting.

(g) The partial withdrawal utilization unobservable input range shown applies only to policies with guaranteed minimum withdrawal benefit riders that are accounted for as an embedded derivative. The total embedded derivative liability at December 31, 2021 and 2020 was approximately $1.2 billion and $726 million, respectively. The remaining guaranteed minimum riders on the index annuities are valued under the accounting guidance for certain nontraditional long-duration contracts.

AIG | 2021 Form 10-K 211

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

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

• Non-performance or “own credit” risk adjustment used in the valuation of embedded derivatives, which reflects a market participant’s view of our claims-paying ability by incorporating a different spread (the NPA spread) to the curve used to discount projected benefit cash flows. When corporate credit spreads widen, the change in the NPA spread generally reduces the fair value of the embedded derivative liabilities, resulting in a gain, and when corporate credit spreads narrow or tighten, the change in the NPA spread generally increases the fair value of the embedded derivative liabilities, resulting in a loss. In addition to changes

212 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

driven by credit market-related movements in the NPA spread, the NPA balance also reflects changes in business activity and in the net amount at risk from the underlying guaranteed living benefits offered by variable and certain fixed index annuities.

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

		December 31, 2021		December 31, 2020
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,768	$1,798	$1,752	$1,960

Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	904	487	908	445

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	252	201	167	171

Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	914	82	703	55

Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	534	354	400	155

Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	1,216	408	683	365
Total private equity funds		6,588	3,330	4,613	3,151
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	466	-	411	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	432	-	361	-

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	516	-	807	-

Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	416	-	301	1
Total hedge funds		1,830	-	1,880	1
Total		$8,418	$3,330	$6,493	$3,152

AIG | 2021 Form 10-K 213

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

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

For additional information related to embedded derivatives refer to Note 10 herein.

Additionally, we elect the fair value option for certain alternative investments when such investments are eligible for this election. We believe this measurement basis is consistent with the applicable accounting guidance used by the respective investment company funds themselves.

For additional information on securities and other invested assets for which we have elected the fair value option refer to Note 5 herein.

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Years Ended December 31,	Gain (Loss)
(in millions)	2021	2020	2019
Assets:
Other bond securities	$(12)	$552	$1,046
Alternative investments(a)	1,650	685	591
Liabilities:
Long-term debt(b)	66	(176)	(181)
Total gain	$1,704	$1,061	$1,456

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

For additional information about our policies for recognition, measurement, and disclosure of interest and dividend income see Note 5 herein.

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

The following table presents the difference between fair value and the aggregate contractual principal amount of long-term debt for which the fair value option was elected:

	December 31, 2021			December 31, 2020
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Liabilities:
Long-term debt*	$1,871	$1,405	$466	$2,097	$1,479	$618

*Includes GIAs, notes, bonds, loans and mortgages payable.

214 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

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

For additional information about how we test various asset classes for impairment see Notes 5 and 6 herein.

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

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				December 31,
(in millions)	Level 1	Level 2	Level 3	Total	2021	2020	2019
December 31, 2021
Other investments	$-	$-	$104	$104	$6	$77	$76
Other assets	-	-	-	-	67	14	74
Total	$-	$-	$104	$104	$73	$91	$150
December 31, 2020
Other investments	$-	$-	$376	$376
Other assets	-	-	28	28
Total	$-	$-	$404	$404

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

AIG | 2021 Form 10-K 215

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

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

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
December 31, 2021
Assets:
Mortgage and other loans receivable	$-	$82	$47,947	$48,029	$46,033
Other invested assets	-	871	6	877	878
Short-term investments	-	8,931	-	8,931	8,931
Cash	2,198	-	-	2,198	2,198
Other assets	21	11	-	32	32
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	169	142,974	143,143	133,043
Fortitude Re funds withheld payable	-	-	34,849	34,849	34,849
Other liabilities	-	3,704	-	3,704	3,704
Long-term debt	-	24,758	336	25,094	21,870
Debt of consolidated investment entities	-	3,077	3,313	6,390	6,422
Separate account liabilities - investment contracts	-	104,126	-	104,126	104,126
December 31, 2020
Assets:
Mortgage and other loans receivable	$-	$95	$48,541	$48,636	$45,562
Other invested assets	-	837	6	843	843
Short-term investments	-	12,235	-	12,235	12,235
Cash	2,827	-	-	2,827	2,827
Other assets	209	14	-	223	223
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	214	144,357	144,571	130,435
Fortitude Re funds withheld payable	-	-	37,018	37,018	37,018
Other liabilities	-	3,695	-	3,695	3,695
Long-term debt	-	30,310	365	30,675	26,006
Debt of consolidated investment entities	-	1,746	7,965	9,711	9,431
Separate account liabilities - investment contracts	-	95,610	-	95,610	95,610

216 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

5. Investments

Fixed Maturity Securities

Bonds held to maturity are carried at amortized cost when we have the ability and positive intent to hold these securities until maturity. When we do not have the ability or positive intent to hold bonds until maturity, these securities are classified as available for sale or are measured at fair value at our election. None of our fixed maturity securities met the criteria for held to maturity classification at December 31, 2021 or 2020.

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

An allowance for credit losses is not established upon initial recognition of the asset (unless the security is determined to be a purchased credit deteriorated (PCD) asset which is discussed in more detail below). Subsequently, differences between actual and expected cash flows and changes in expected cash flows are recognized as adjustments to the allowance for credit losses. Changes that cannot be reflected as adjustments to the allowance for credit losses are accounted for as prospective adjustments to yield.

AIG | 2021 Form 10-K 217

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

December 31, 2021		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in millions)	Cost	Losses(a)	Gains	Losses	Value
Bonds available for sale:
U.S. government and government sponsored entities	$7,874	$-	$347	$(27)	$8,194
Obligations of states, municipalities and political subdivisions	12,760	-	1,782	(15)	14,527
Non-U.S. governments	15,858	-	719	(247)	16,330
Corporate debt	163,064	(89)	13,892	(1,259)	175,608
Mortgage-backed, asset-backed and collateralized:
RMBS	25,027	(9)	2,422	(153)	27,287
CMBS	15,333	-	555	(79)	15,809
CDO/ABS	19,294	-	276	(123)	19,447
Total mortgage-backed, asset-backed and collateralized	59,654	(9)	3,253	(355)	62,543
Total bonds available for sale(b)	$259,210	$(98)	$19,993	$(1,903)	$277,202
December 31, 2020
Bonds available for sale:
U.S. government and government sponsored entities	$3,640	$-	$503	$(17)	$4,126
Obligations of states, municipalities and political subdivisions	13,915	-	2,216	(7)	16,124
Non-U.S. governments	14,231	(4)	1,181	(63)	15,345
Corporate debt	150,111	(164)	19,905	(554)	169,298
Mortgage-backed, asset-backed and collateralized:
RMBS	28,551	(16)	3,000	(70)	31,465
CMBS	15,182	(1)	1,023	(71)	16,133
CDO/ABS	18,707	(1)	425	(126)	19,005
Total mortgage-backed, asset-backed and collateralized	62,440	(18)	4,448	(267)	66,603
Total bonds available for sale(b)	$244,337	$(186)	$28,253	$(908)	$271,496

(a)Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in Other comprehensive income (loss).

(b)At December 31, 2021 and 2020, bonds available for sale held by us that were below investment grade or not rated totaled $27.0 billion and $28.2 billion, respectively.

Securities Available for Sale in a Loss Position for Which No Allowance for Credit Loss Has Been Recorded

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit loss has been recorded:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
December 31, 2,021.0
Bonds available for sale:
U.S. government and government sponsored entities	$3,696	$14	$447	$13	$4,143	$27
Obligations of states, municipalities and political
subdivisions	714	11	57	4	771	15
Non-U.S. governments	4,644	115	1,324	132	5,968	247
Corporate debt	31,914	720	8,819	467	40,733	1,187
RMBS	5,362	102	1,154	46	6,516	148
CMBS	3,980	63	153	16	4,133	79
CDO/ABS	8,263	112	339	11	8,602	123
Total bonds available for sale	$58,573	$1,137	$12,293	$689	$70,866	$1,826

218 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

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

At December 31, 2021, we held 15,029 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 2,644 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2020, we held 5,105 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 949 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at December 31, 2021 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities
	Available for Sale
	Amortized Cost,
(in millions)	Net of Allowance	Fair Value
December 31, 2021
Due in one year or less	$7,582	$7,634
Due after one year through five years	48,204	49,347
Due after five years through ten years	46,218	48,587
Due after ten years	97,463	109,091
Mortgage-backed, asset-backed and collateralized	59,645	62,543
Total	$259,112	$277,202

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Years Ended December 31,
	2021		2020		2019
	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$1,369	$441	$1,824	$810	$650	$330

For the years ended December 31, 2021 and 2020, the aggregate fair value of available for sale securities sold was $27.3 billion and $23.0 billion, respectively, which resulted in net realized gains (losses) of $928 million and $1.0 billion, respectively. Included within the net realized gains (losses) are $717 million and $707 million of net realized gains (losses) for the years ended December 31, 2021 and 2020, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.

AIG | 2021 Form 10-K 219

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

For the year ended December 31, 2019, the aggregate fair value of available for sale securities sold was $22.0 billion, which resulted in net realized gains of $320 million.

Other Securities Measured at Fair Value

The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

	December 31, 2021		December 31, 2020
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$1,750	25%	$1,845	29%
Obligations of states, municipalities and political subdivisions	97	1	-	-
Non-U.S. governments	76	1	-	-
Corporate debt	1,050	15	12	-
Mortgage-backed, asset-backed and collateralized:
RMBS	411	6	429	7
CMBS	315	4	320	5
CDO/ABS and other collateralized	2,579	37	2,685	42
Total mortgage-backed, asset-backed and collateralized	3,305	47	3,434	54
Total fixed maturity securities	6,278	89	5,291	83
Equity securities	739	11	1,056	17
Total	$7,017	100%	$6,347	100%

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

	December 31,	December 31,
(in millions)	2021	2020
Alternative investments(a) (b)	$10,951	$9,572
Investment real estate(c)	2,727	7,930
All other investments(d)	1,990	1,558
Total	$15,668	$19,060

(a)At December 31, 2021, included hedge funds of $2.0 billion and private equity funds of $8.9 billion. At December 31, 2020, included hedge funds of $2.3 billion, private equity funds of $7.0 billion, and unconsolidated affordable housing partnerships of $257 million.

(b) At December 31, 2021, approximately 62 percent of our hedge fund portfolio is available for redemption in 2022. The remaining 38 percent will be available for redemption between 2023 and 2028.

(c) Represents values net of accumulated depreciation. At December 31, 2021 and 2020, the accumulated depreciation was $778 million and $756 million, respectively, excluding depreciation related to our affordable housing portfolio that has been sold.

(d) Includes AIG’s 3.5 percent ownership interest in Fortitude Holdings which is recorded using the measurement alternative for equity securities and is carried at cost, which was $100 million as of December 31, 2021 and 2020.

Other Invested Assets Carried at Fair Value

Certain hedge funds, private equity funds, and other investment partnerships for which we have elected the fair value option are reported at fair value with changes in fair value recognized in Net investment income.

220 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

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

Summarized Financial Information of Equity Method Investees

The following is the aggregated summarized financial information of our equity method investees, including those for which the fair value option has been elected:

Years Ended December 31,
(in millions)	2021	2020	2019
Operating results:
Total revenues	$31,560	$13,090	$8,045
Total expenses	(2,241)	(2,897)	(3,115)
Net income	$29,319	$10,193	$4,930
At December 31,
(in millions)		2021	2020
Balance sheet:
Total assets		$105,837	$85,083
Total liabilities		$(12,779)	$(10,462)

The following table presents the carrying amount and ownership percentage of equity method investments at December 31, 2021 and 2020:

	2021		2020
	Carrying	Ownership	Carrying	Ownership
(in millions)	Value	Percentage	Value	Percentage
Equity method investments	$5,145	Various	$4,548	Various

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

• Prepayment premiums.
AIG | 2021 Form 10-K 221

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

The following table presents the components of Net investment income:

Years Ended December 31,	2021			2020			2019
	Excluding	Fortitude Re		Excluding	Fortitude Re
	Fortitude	Funds		Fortitude	Funds
	Re Funds	Withheld		Re Funds	Withheld
(in millions)	Withheld Assets	Assets	Total	Withheld Assets	Assets	Total	Total
Available for sale fixed maturity securities,
including short-term investments	$8,583	$1,468	$10,051	$9,508	$851	$10,359	$10,768
Other fixed maturity securities(a)	(19)	7	(12)	540	13	553	1,015
Equity securities	(237)	-	(237)	200	-	200	159
Interest on mortgage and other loans	1,745	207	1,952	1,883	106	1,989	2,030
Alternative investments(b)	2,579	321	2,900	913	99	1,012	1,088
Real estate	225	-	225	195	-	195	304
Other investments(c)	250	5	255	(120)	1	(119)	(220)
Total investment income	13,126	2,008	15,134	13,119	1,070	14,189	15,144
Investment expenses	485	37	522	541	17	558	525
Net investment income	$12,641	$1,971	$14,612	$12,578	$1,053	$13,631	$14,619

(a)Included in the years ended December 31, 2021, 2020 and 2019 was income (loss) of $(49) million, $195 million and $177 million, respectively, related to fixed maturity securities measured at fair value that economically hedge liabilities described in (c) below.

(b) Included income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.

(c) Included in the years ended December 31, 2021, 2020 and 2019 was income (loss) of $65 million, $(162) million and $(161) million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above.

Net Realized Gains and Losses

Net realized gains and losses are determined by specific identification. The net realized gains and losses are generated primarily from the following sources:

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

• Changes in fair value of free standing and embedded derivatives, including changes in the non-performance adjustment, except for those instruments that are designated as hedging instruments when the change in the fair value of the hedged item is not reported in Net realized gains (losses).

• Foreign exchange gains and losses resulting from foreign currency transactions.

• Changes in fair value of the embedded derivative related to the Fortitude Re funds withheld assets.

222 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

The following table presents the components of Net realized gains (losses):

Years Ended December 31,	2021			2020			2019
	Excluding	Fortitude Re		Excluding	Fortitude Re
	Fortitude Re	Funds		Fortitude Re	Funds
	Funds	Withheld		Funds	Withheld
(in millions)	Withheld Assets	Assets	Total	Withheld Assets	Assets	Total	Total
Sales of fixed maturity securities	$211	$717	$928	$307	$707	$1,014	$320
Other-than-temporary impairments	-	-	-	-	-	-	(174)
Intent to sell(a)	-	-	-	(3)	-	(3)	-
Change in allowance for credit losses on
fixed maturity securities	19	7	26	(270)	(10)	(280)	-
Change in allowance for credit losses on
loans	163	9	172	(105)	2	(103)	(46)
Foreign exchange transactions	16	(5)	11	365	13	378	227
Variable annuity embedded derivatives,
net of related hedges	(39)	-	(39)	166	-	166	(294)
All other derivatives and hedge accounting	179	28	207	(672)	(249)	(921)	(22)
Other(b)	1,202	247	1,449	156	-	156	621
Net realized gains – excluding
Fortitude Re funds withheld
embedded derivative	1,751	1,003	2,754	(56)	463	407	632
Net realized gains (losses) on Fortitude Re
funds withheld embedded derivative	-	(603)	(603)	-	(2,645)	(2,645)	-
Net realized gains (losses)	$1,751	$400	$2,151	$(56)	$(2,182)	$(2,238)	$632

(a)In 2019, Intent to sell was included in Other-than-temporary impairments.

(b)In 2021, primarily includes gains from sale of global real estate investments of $1.1 billion and gains from affordable housing partnerships of $208 million. In 2019, includes $200 million from the sale and concurrent leaseback of our corporate headquarters and $300 million as a result of sales in investment real estate properties.

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

Years Ended December 31,
(in millions)	2021	2020
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(9,255)	$9,489
Other investments	-	2
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$(9,255)	$9,491

The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other investments still held at the reporting date:

Years Ended December 31,	2021			2020
		Other			Other
		Invested			Invested
(in millions)	Equities	Assets	Total	Equities	Assets	Total
Net gains (losses) recognized during the period on equity securities and other
investments	$(237)	$2,028	$1,791	$200	$832	$1,032
Less: Net gains (losses) recognized during the period on equity securities and
other investments sold during the year	(180)	114	(66)	(23)	46	23
Unrealized gains (losses) recognized during the reporting period on
equity securities and other investments still held at the reporting date	$(57)	$1,914	$1,857	$223	$786	$1,009

AIG | 2021 Form 10-K 223

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

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

Prior to the adoption of the Financial Instruments Credit Losses Standard on January 1, 2020

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, an other-than-temporary impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized losses. When assessing our intent to sell a fixed maturity security, or whether it is more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost basis, management evaluates relevant facts and circumstances including, but not limited to,

224 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

decisions to reposition our investment portfolio, sales of securities to meet cash flow needs and sales of securities to take advantage of favorable pricing.

For fixed maturity securities for which a credit impairment has occurred, the amortized cost is written down to the estimated recoverable value with a corresponding charge to realized losses. The estimated recoverable value is the present value of cash flows expected to be collected, as determined by management. The difference between fair value and amortized cost that is not related to a credit impairment is presented in unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were recognized (a separate component of accumulated other comprehensive income).

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

Credit Impairments

The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Years Ended December 31,	2021			2020
		Non-			Non-
(in millions)	Structured	Structured	Total	Structured	Structured	Total
Balance, beginning of year*	$17	$169	$186	$7	$-	$7
Additions:
Securities for which allowance for credit losses were not previously recorded	9	56	65	38	290	328
Purchases of available for sale debt securities accounted for as purchased
credit deteriorated assets	-	-	-	26	-	26
Accretion of available for sale debt securities accounted for as purchased
credit deteriorated assets	-	-	-	1	-	1
Reductions:
Securities sold during the period	(4)	(29)	(33)	(5)	(26)	(31)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was
no intent to sell before recovery of amortized cost basis	(14)	(77)	(91)	(50)	33	(17)
Write-offs charged against the allowance	-	(29)	(29)	-	(128)	(128)
Balance, end of year	$8	$90	$98	$17	$169	$186

*The beginning balance incorporates the Day 1 gross up on PCD assets held as of January 1, 2020.

 The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

Year Ended December 31,
(in millions)	2019
Balance, beginning of year	$-
Increases due to:
Credit impairments on new securities subject to impairment losses	136
Additional credit impairments on previously impaired securities	17
Reductions due to:
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	(64)
Accretion on securities previously impaired due to credit*	(20)
Balance, end of year	$69

*Represents both accretion recognized due to changes in cash flows expected to be collected over the remaining expected term of the credit impaired securities and the accretion due to the passage of time.

AIG | 2021 Form 10-K 225

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

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

Our investments in real estate are periodically evaluated for recoverability whenever changes in circumstances indicate the carrying amount of an asset may be impaired. When impairment indicators are present, we compare expected investment cash flows to carrying amount. When the expected cash flows are less than the carrying amount, the investments are written down to fair value with a corresponding charge to earnings.

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

We did not purchase securities with more than insignificant credit deterioration since their origination during 2021. During the twelve-month period ended December 31, 2020, we purchased certain securities which had more than insignificant credit deterioration since their origination. These PCD securities are held in the portfolio of bonds available for sale in their natural classes at December 31, 2020.

The following table presents a reconciliation of the purchase price to the unpaid principal balance at the acquisition date of the PCD securities that were purchased with credit deterioration:

Years Ended December 31,
(in millions)	2021	2020
Unpaid principal balance	$-	$644
Allowance for expected credit losses at acquisition	-	(26)
Purchase (discount) premium	-	(149)
Purchase price	$-	$469

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

226 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	December 31, 2021	December 31, 2020
Fixed maturity securities available for sale	$3,583	$3,636

At December 31, 2021 and 2020, amounts borrowed under repurchase and securities lending agreements totaled $3.7 billion and $3.7 billion, respectively.

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
	Overnight	up to
	and	30	31 - 90	91 - 364	365 days
(in millions)	Continuous	days	days	days	or greater	Total
December 31, 2021
Bonds available for sale:
Non-U.S. governments	$48	$-	$-	$-	$-	$48
Corporate debt	128	61	22	-	-	211
Total	$176	$61	$22	$-	$-	$259
December 31, 2020
Bonds available for sale:
Non-U.S. governments	$63	$-	$-	$-	$-	$63
Corporate debt	96	97	-	-	-	193
Total	$159	$97	$-	$-	$-	$256

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
	Overnight	up to
	and	30	31 - 90	91 - 364	365 days
(in millions)	Continuous	days	days	days	or greater	Total
December 31, 2021
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$-	$106	$-	$-	$106
Non-U.S. governments	-	-	43	-	-	43
Corporate debt	-	534	2,641	-	-	3,175
Total	$-	$534	$2,790	$-	$-	$3,324

December 31, 2020
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$-	$103	$-	$-	$103
Corporate debt	-	982	2,295	-	-	3,277
Total	$-	$982	$2,398	$-	$-	$3,380

AIG | 2021 Form 10-K 227

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

We also enter into reverse repurchase agreements, which are accounted for as secured financing transactions and reported as short-term investments or other assets, depending on their terms. These agreements are recorded at their contracted resale amounts plus accrued interest, other than those that are accounted for at fair value. In all reverse repurchase transactions, we take possession of or obtain a security interest in the related securities, and we have the right to sell or repledge this collateral received.

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	December 31, 2021	December 31, 2020
Securities collateral pledged to us	$1,839	$5,359

At December 31, 2021 and December 31, 2020, the carrying value of reverse repurchase agreements totaled $1.9 billion and $5.4 billion, respectively.

We do not currently offset any secured financing transactions. All such transactions are collateralized and margined on a daily basis consistent with market standards and subject to enforceable master netting arrangements with rights of set off.

Insurance – Statutory and Other Deposits

The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance contracts, was $13.5 billion and $11.2 billion at December 31, 2021 and 2020, respectively.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $211 million and $191 million of stock in FHLBs at December 31, 2021 and 2020, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $5.1 billion and $1.5 billion, respectively, at December 31, 2021 and $5.7 billion and $1.2 billion, respectively, at December 31, 2020.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $1.4 billion and $1.5 billion at December 31, 2021 and 2020, respectively. This collateral primarily consists of securities of the U.S. government and government-sponsored entities and generally cannot be repledged or resold by the counterparties.

Investments held in escrow accounts or otherwise subject to restriction as to their use were $514 million and $494 million, comprised of bonds available for sale and short-term investments at December 31, 2021 and 2020, respectively.

Reinsurance transactions between AIG and Fortitude Re were structured as modco and loss portfolio transfer arrangements with funds withheld. Following closing of the Majority Interest Fortitude Sale, a portion of the proceeds were contributed to AIG subsidiaries.

For additional information on the sale of Fortitude Holdings see Note 1 and Note 7.

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

228 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Lending Activities

Life insurance policy loans are carried at unpaid principal balances. There is no allowance for policy loans because these loans serve to reduce the death benefit paid when the death claim is made and the balances are effectively collateralized by the cash surrender value of the policy.

The following table presents the composition of Mortgage and other loans receivable, net:

	December 31,	December 31,
(in millions)	2021	2020
Commercial mortgages(a)	$35,665	$36,424
Residential mortgages	5,492	4,645
Life insurance policy loans	1,843	1,986
Commercial loans, other loans and notes receivable(b)	3,677	3,321
Total mortgage and other loans receivable	46,677	46,376
Allowance for credit losses(c)	(629)	(814)
Mortgage and other loans receivable, net	$46,048	$45,562

(a) Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 21 percent and 10 percent, respectively, at December 31, 2021 and 24 percent and 10 percent, respectively, at December 31, 2020).

(b) Includes loans held for sale which are carried at lower of cost or market and are collateralized primarily by hotels. As of December 31, 2021, the net carrying value of these loans was $15 million.

(c) Does not include allowance for credit losses of $71 million and $79 million, respectively, at December 31, 2021 and 2020, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of December 31, 2021, $7 million and $226 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status. As of December 31, 2020, $14 million and $238 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.

Accrued interest is presented separately and is included in Other assets on the Consolidated Balance Sheets. As of December 31, 2021, accrued interest receivable was $12 million and $126 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2020, accrued interest receivable was $14 million and $129 million associated with residential mortgage loans and commercial mortgage loans, respectively.

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

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

December 31, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
>1.2X	$2,245	$1,662	$5,126	$3,926	$3,557	$10,796	$27,312
1.00 - 1.20X	574	1,019	700	1,138	136	1,929	5,496
<1.00X	1	27	71	925	41	1,792	2,857
Total commercial mortgages	$2,820	$2,708	$5,897	$5,989	$3,734	$14,517	$35,665

December 31, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
>1.2X	$1,914	$5,596	$5,649	$3,941	$4,592	$10,730	$32,422
1.00 - 1.20X	770	467	456	144	161	1,106	3,104
<1.00X	4	86	343	87	96	282	898
Total commercial mortgages	$2,688	$6,149	$6,448	$4,172	$4,849	$12,118	$36,424

AIG | 2021 Form 10-K 229

ITEM 8 | Notes to Consolidated Financial Statements | 6. Lending Activities

The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

December 31, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
Less than 65%	$2,286	$2,272	$4,149	$4,815	$2,892	$9,902	$26,316
65% to 75%	372	410	1,748	1,174	406	3,490	7,600
76% to 80%	-	-	-	-	188	274	462
Greater than 80%	162	26	-	-	248	851	1,287
Total commercial mortgages	$2,820	$2,708	$5,897	$5,989	$3,734	$14,517	$35,665

December 31, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
Less than 65%	$2,382	$3,755	$3,855	$2,565	$2,852	$8,145	$23,554
65% to 75%	274	2,330	2,363	1,306	1,200	2,551	10,024
76% to 80%	28	45	30	-	70	515	688
Greater than 80%	4	19	200	301	727	907	2,158
Total commercial mortgages	$2,688	$6,149	$6,448	$4,172	$4,849	$12,118	$36,424

(a) The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X at December 31, 2021 and 2.2X at December 31, 2020. The debt service coverage ratios have been updated within the last three months. The debt service coverage ratios are updated when additional relevant information becomes available.

(b) The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 57 percent at December 31, 2021 and was 60 percent at December 31, 2020. The loan-to-value ratios have been updated within the last three months.

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total $
December 31, 2021
Credit Quality Performance
Indicator:
In good standing	636	$14,267	$9,695	$4,778	$3,858	$1,985	$432	$35,015	98%
Restructured(a)	8	-	354	25	-	136	-	515	2
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	5	-	81	54	-	-	-	135	-
Total(b)	649	$14,267	$10,130	$4,857	$3,858	$2,121	$432	$35,665	100%
Allowance for credit losses		$109	$247	$103	$47	$31	$8	$545	2%

December 31, 2020
Credit Quality Performance
Indicator:
In good standing	688	$13,969	$10,506	$5,144	$3,766	$2,064	$460	$35,909	99%
Restructured(a)	5	-	52	50	-	4	-	106	-
90 days or less delinquent	3	-	87	-	-	114	-	201	-
>90 days delinquent or in
process of foreclosure	4	-	67	55	-	86	-	208	1
Total(b)	700	$13,969	$10,712	$5,249	$3,766	$2,268	$460	$36,424	100%
Allowance for credit losses		$145	$267	$145	$53	$65	$10	$685	2%

(a)Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings see below.

(b) Does not reflect allowance for credit losses.

230 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Lending Activities

The following table presents credit quality performance indicators for residential mortgages by year of vintage:

December 31, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
FICO*:
780 and greater	$1,601	$691	$297	$107	$192	$501	$3,389
720 - 779	1,306	230	86	44	58	154	1,878
660 - 719	48	42	22	12	20	49	193
600 - 659	1	1	2	3	2	12	21
Less than 600	-	-	1	1	2	7	11
Total residential mortgages	$2,956	$964	$408	$167	$274	$723	$5,492

December 31, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
FICO*:
780 and greater	$522	$619	$283	$469	$539	$484	$2,916
720 - 779	478	349	103	155	180	156	1,421
660 - 719	19	61	28	42	51	58	259
600 - 659	1	5	6	7	4	12	35
Less than 600	-	-	1	2	2	9	14
Total residential mortgages	$1,020	$1,034	$421	$675	$776	$719	$4,645

*Fair Isaac Corporation (FICO) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months.

Methodology Used to Estimate the Allowance for Credit Losses

Subsequent to the adoption of the Financial Instruments Credit Losses Standard on January 1, 2020

At the time of origination or purchase, an allowance for credit losses is established for mortgage and other loan receivables and is updated each reporting period. Changes in the allowance for credit losses are recorded in realized losses. This allowance reflects the risk of loss, even when that risk is remote, that is expected over the remaining contractual life of the loan. The allowance for credit losses considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. We revert to historical information when we determine that we can no longer reliably forecast future economic assumptions.

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

We also have off-balance sheet commitments related to our commercial mortgage loans. The liability for expected credit losses related to these commercial mortgage loan commitments is reported in Other liabilities in the Consolidated Balance Sheets. When a commitment is funded, we record a loan receivable and reclassify the liability for expected credit losses related to the commitment into loan allowance for expected credit losses. Other changes in the liability for expected credit losses on loan commitments are recorded in Net realized gains (losses) in the Consolidated Statements of Income (Loss).
AIG | 2021 Form 10-K 231

ITEM 8 | Notes to Consolidated Financial Statements | 6. Lending Activities

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

The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a):

Years Ended December 31,	2021			2020			2019
	Commercial	Other		Commercial	Other		Commercial		Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total	Mortgages		Loans	Total
Allowance, beginning of year	$685	$129	$814	$336	$102	$438	$318		$79	$397
Initial allowance upon CECL adoption	-	-	-	311	7	318	-		-	-
Loans charged off	(2)	-	(2)	(12)	(5)	(17)	(2)		(3)	(5)
Recoveries of loans previously
charged off	-	-	-	-	-	-	-		-	-
Net charge-offs	(2)	-	(2)	(12)	(5)	(17)	(2)		(3)	(5)
Addition to (release of) allowance
for loan losses	(138)	(26)	(164)	50	25	75	20		26	46
Divestitures	-	(19)	(19)	-	-	-	-		-	-
Allowance, end of year	$545	$84	$629	$685	$129	$814	$336	(b)	$102	$438

(a) Does not include allowance for credit losses of $71 million and $79 million, respectively, at December 31, 2021 and 2020 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

(b) The December 31, 2019 total allowance was calculated prior to the adoption of ASC 326 on January 1, 2020. Of the total allowance, $10 million relates to individually assessed credit losses on $148 million of commercial mortgages at December 31, 2020.

As a result of the COVID-19 pandemic, including the significant global economic slowdown, our expectations and models used to estimate the allowance for losses on commercial and residential mortgage loans have been updated to reflect the current economic environment. The full impact of COVID-19 on real estate valuations remains uncertain and we will continue to review our valuations as further information becomes available.

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

In response to the COVID-19 pandemic, there was an increase in the volume of loan modifications in our commercial mortgage, residential mortgage and leveraged loan portfolios in 2020. The COVID-19 related modifications were primarily in the form of short term payment deferrals (one to six months). Short-term payment deferrals are not considered a concession and therefore these modifications are not considered a TDR. As of December 31, 2021, the number of loans in deferral or in the process of being modified have returned to pre-COVID-19 levels.

During the years ended December 31, 2021 and 2020, loans with a carrying value of $345 million and $106 million, respectively, were modified in TDRs.

232 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance

7. Reinsurance

In the ordinary course of business, our insurance companies may use both treaty and facultative reinsurance to minimize their net loss exposure to any single catastrophic loss event or to an accumulation of losses from a number of smaller events or to provide greater diversification of our businesses. In addition, our General Insurance subsidiaries assume reinsurance from other insurance companies. We determine the portion of the incurred but not reported (IBNR) loss that will be recoverable under our reinsurance contracts by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the estimate of IBNR and accordingly, is subject to the same uncertainties as the estimate of IBNR. Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of our reinsurance agreements for paid and unpaid losses and loss adjustment expenses incurred, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and unpaid losses and benefits and loss expenses with respect to these reinsurance agreements are substantially collateralized. We remain liable to the extent that our reinsurers do not meet their obligation under the reinsurance contracts, and as such, we regularly evaluate the financial condition of our reinsurers and monitor concentration of our credit risk. The estimation of the allowance for credit losses and disputes requires judgment for which key inputs typically include historical trends regarding uncollectible balances, disputes and credit events as well as specific reviews of balances in dispute or subject to credit impairment. The allowance for credit losses and disputes on reinsurance assets was $333 million and $326 million at December 31, 2021 and 2020, respectively. Changes in the allowance for credit losses and disputes on reinsurance assets are reflected in Policyholder benefits and losses incurred within the Consolidated Statements of Income (Loss).

The following table provides supplemental information for loss and benefit reserves, gross and net of ceded reinsurance:

At December 31,	2021		2020(b)
	As	Net of	As	Net of
(in millions)	Reported	Reinsurance	Reported	Reinsurance
Liability for unpaid losses and loss adjustment expenses	$(79,026)	$(43,678)	$(77,720)	$(43,154)
Future policy benefits for life and accident and health insurance contracts	(59,950)	(33,964)	(56,878)	(30,692)
Policyholder contract deposits	(156,686)	(152,266)	(154,470)	(149,501)
Reserve for unearned premiums	(19,313)	(15,028)	(18,660)	(14,606)
Other policyholder funds	(3,476)	(2,885)	(3,548)	(2,933)
Reinsurance assets(a)	70,630		70,390

(a) Reinsurance assets excludes (i) allowance for credit losses and disputes of $333 million and $326 million (of which $135 million pertains to CECL reserve for Liability for unpaid losses and loss adjustment expenses) for both years ended December 31, 2021 and 2020, respectively, (ii) paid loss recoveries of $3,645 million and $3,157 million for the years ended December 31, 2021 and 2020, respectively, and (iii) policy and contract claims recoverable of $342 million and $320 million for the years ended December 31, 2021 and 2020, respectively.

(b) Liabilities for certain universal life products were reclassified from Policyholder contract deposits to Future policy benefits for life and accident and health insurance contracts. For additional information, see Note 1.

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

AIG | 2021 Form 10-K 233

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance

The following table presents short-duration insurance premiums written and earned:

	Years Ended December 31,
(in millions)	2021	2020	2019
Premiums written:
Direct	$30,910	$28,521	$29,338
Assumed	7,209	5,947	5,808
Ceded	(11,702)	(11,012)	(9,692)
Net	$26,417	$23,456	$25,454
Premiums earned:
Direct	$30,279	$28,596	$30,017
Assumed	6,640	5,984	6,395
Ceded	(11,301)	(10,435)	(9,526)
Net	$25,618	$24,145	$26,886

For the years ended December 31, 2021, 2020 and 2019, reinsurance recoveries, which reduced losses and loss adjustment expenses incurred, amounted to $7.2 billion, $7.7 billion and $4.7 billion, respectively.

Retroactive reinsurance agreements are reinsurance agreements under which our reinsurer agrees to reimburse us as a result of past insurable events. For these agreements, the excess of the amounts ultimately collectible under the agreement over the consideration paid is recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves. The amount of the deferral is recalculated each period based on loss payments and updated estimates. If the consideration paid exceeds the ultimate losses collectible under the agreement, the net loss on the agreement is recognized in income immediately. Ceded loss reserves under retroactive agreements were $16.8 billion and $18.9 billion, and the deferred gain liability was $1.3 billion and $1.7 billion, as of December 31, 2021 and 2020, respectively. The effect on income from amortization of the deferred gain was $191 million, $237 million and $219 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Long-Duration Reinsurance

Long-duration reinsurance is effected principally under yearly renewable term (YRT) treaties, along with a large modco treaty with a former affiliate, Fortitude Re, that was deconsolidated following the Majority Interest Fortitude Sale. This modco treaty reinsures the majority of our long-duration run-off business. The premiums with respect to YRT treaties are earned over the contract period in proportion to the protection provided, while ceded premiums related to modco treaties are recognized when due. Amounts recoverable on YRT treaties are recognized when claims are incurred on the reinsured policies and are presented as a component of reinsurance assets. Amounts recoverable from reinsurers related to coinsurance or modco contracts are estimated in a manner consistent with the assumptions used for the underlying policy benefits. Amounts recoverable from reinsurers are presented as a component of Reinsurance assets.

234 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance

The following table presents premiums earned and policy fees for our long-duration life insurance and annuity operations:

Years Ended December 31,
(in millions)	2021	2020	2019
Premiums
Direct	$4,596	$4,381	$4,363
Assumed	2,265	1,058	228
Ceded	(1,220)	(1,061)	(916)
Net	$5,641	$4,378	$3,675
Policy Fees
Direct	$3,130	$2,957	$3,016
Assumed	-	-	-
Ceded	(79)	(40)	(1)
Net	$3,051	$2,917	$3,015

Long-duration reinsurance recoveries, which reduced Policyholder benefits and losses incurred, was approximately $1.3 billion, $1.1 billion and $1.0 billion for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table presents long-duration insurance in-force ceded to other insurance companies:

At December 31,
(in millions)	2021	2020*	2019
Long-duration insurance in force ceded	$363,008	$349,453	$264,732

*The Long-duration insurance in force ceded in 2020 has been revised from $292.5 billion to $349.5 billion to correct Long-duration insurance in force ceded in 2020. This correction has no impact on AIG’s consolidated financial statements and is not considered material to previously issued financial statements.

Long-duration insurance in-force assumed as a percentage of gross long-duration insurance in-force was 0.01 percent, 0.02 percent, and 0.02 percent at December 31, 2021, 2020 and 2019, respectively; and premiums assumed represented 33 percent, 19.5 percent and 5 percent of gross premiums for the years ended December 31, 2021, 2020 and 2019, respectively.

The U.S. Life and Retirement companies manage the capital impact of their statutory reserve requirements, including those resulting from the National Association of Insurance Commissioners (NAIC) Model Regulation “Valuation of Life Insurance Policies” (Regulation XXX) and NAIC Actuarial Guideline 38 (Guideline AXXX), through unaffiliated and affiliated reinsurance transactions. Effective July 1, 2016, one of the U.S. Life and Retirement companies entered into an agreement to cede approximately $5 billion of statutory reserves for certain whole life and universal life policies to an unaffiliated reinsurer. Effective December 31, 2016, the same life insurance subsidiary recaptured term and universal life reserves subject to Regulation XXX and Guideline AXXX, previously ceded to an affiliate, and ceded approximately $14 billion of such statutory reserves to an unaffiliated reinsurer under an amendment to the December 31, 2016 agreement. Under U.S. GAAP, these unaffiliated reinsurance transactions use deposit accounting with a reinsurance risk charge recorded in income, whereas such affiliated transactions are eliminated in consolidation. Under one affiliated reinsurance arrangement, one of the U.S. Life and Retirement companies obtains letters of credit to support statutory recognition of the ceded reinsurance. As of December 31, 2021, this subsidiary had a bilateral letter of credit totaling $250 million, which was issued on February 7, 2014 and expires on February 7, 2025. The letter of credit is subject to reimbursement by AIG Parent in the event of a drawdown.

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

For additional information on the use of affiliated reinsurance for Regulation XXX and Guideline AXXX reserves see Note 18.

AIG | 2021 Form 10-K 235

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance

Sale of Fortitude Holdings

On June 2, 2020, we completed the Majority Interest Fortitude Sale. AIG established Fortitude Re, a wholly owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Run-Off operations. As of December 31, 2021, approximately $29.6 billion of reserves from AIG’s Life and Retirement Run-Off Lines and approximately $3.8 billion of reserves from AIG’s General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Run-Off operations. Additionally, the Majority Interest Fortitude Sale was subject to a post-closing purchase price adjustment pursuant to which AIG would pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur through December 31, 2023, up to a maximum payment of $500 million. Effective in the second quarter of 2021, AIG, Fortitude Holdings, Carlyle FRL, T&D and Carlyle amended the Purchase Agreement to finalize the post-closing purchase price adjustment for adverse reserve development. As a result of this amendment, during 2021, AIG recorded a $21 million benefit through Policyholder benefits and losses incurred and eliminated further net exposure to adverse development on the reserves ceded to Fortitude Re.

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

There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	December 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$31,815	$31,815	$36,047	$36,047	Fair value through other comprehensive income (loss)
Fixed maturity securities - fair value option	1,983	1,983	200	200	Fair value through net investment income
Commercial mortgage loans	3,637	3,859	3,679	4,010	Amortized cost
Real estate investments	201	395	358	585	Amortized cost
Private equity funds / hedge funds	1,606	1,606	1,168	1,168	Fair value through net investment income
Policy loans	380	380	413	413	Amortized cost
Short-term investments	50	50	34	34	Fair value through net investment income
Funds withheld investment assets	39,672	40,088	41,899	42,457
Derivative assets, net(b)	81	81	(1)	(1)	Fair value through net realized gains (losses)
Other(c)	602	602	604	604	Amortized cost
Total	$40,355	$40,771	$42,502	$43,060

(a) The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $(2.2) billion ($(1.8) billion after-tax) for 2021 and $1.0 billion ($812 million after-tax) during the post deconsolidation period (June 2, 2020-December 31, 2020).

(b) The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $389 million and $10 million, respectively, as of December 31, 2021. The derivative assets supporting the Fortitude Re funds withheld arrangements had a fair market value of $357 million as of December 31, 2020. These derivative assets and liabilities are fully collateralized either by cash or securities.

(c) Primarily comprised of Cash and Accrued investment income.

236 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance

The impact of the funds withheld arrangements with Fortitude Re was as follows:

Years Ended December 31,
(in millions)	2021	2020
Net underwriting income(a)	$-	$-
Net investment income - Fortitude Re funds withheld assets	1,971	1,053
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized gains - Fortitude Re funds withheld assets	1,003	463
Net realized losses - Fortitude Re embedded derivatives	(603)	(2,645)
Net realized gains (losses) on Fortitude Re funds withheld assets	400	(2,182)
Income (loss) from continuing operations before income tax expense (benefit)	2,371	(1,129)
Income tax expense (benefit)(b)	499	(237)
Net income (loss)	1,872	(892)
Change in unrealized appreciation (depreciation) of all other investments(b)	(1,760)	812
Comprehensive income (loss)	$112	$(80)

(a) Effective in the second quarter of 2021, an amendment was made to the purchase agreement to finalize the post-closing purchase price adjustment for adverse reserve development and as a result, during 2021, AIG recognized a $21 million benefit through Policyholder benefits and losses incurred.

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

Reinsurance Security

Our third-party reinsurance arrangements do not relieve us from our direct obligations to our beneficiaries. Thus, a credit exposure exists with respect to both short-duration and long-duration reinsurance ceded to the extent that any reinsurer fails to meet the obligations assumed under any reinsurance agreement. We hold substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit. A provision has been recorded for estimated unrecoverable reinsurance. In light of collateral held, we believe that no exposure to a single reinsurer represents an inappropriate concentration of credit risk to AIG. Gross reinsurance assets due from reinsurers exceeding 5 percent of our total reinsurance assets were approximately $51.5 billion and $54.0 billion at December 31, 2021 and 2020, respectively, of which approximately $3.1 billion and $2.6 billion at December 31, 2021 and 2020, respectively, was not secured by collateral.

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

We assess the collectability of reinsurance recoverable balances in each reporting period, through either historical trends of disputes and credit events or financial analysis of the credit quality of the reinsurer. We record adjustments to reflect the results of these assessments through an allowance for credit losses and disputes that reduces the carrying amount of reinsurance and other assets on the consolidated balance sheets (collectively, reinsurance recoverables). This estimate requires significant judgment for which key considerations include:

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

AIG | 2021 Form 10-K 237

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance

An estimate of the reinsurance recoverables lifetime expected credit losses is established utilizing a probability of default and loss given default method, which reflects the reinsurer’s ORR rating. The allowance for credit losses excludes disputed amounts. An allowance for disputes is established for a reinsurance recoverable using the losses incurred model for contingencies.

The total reinsurance recoverables as of December 31, 2021 were $76.3 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 92 percent of the reinsurance recoverables were investment grade, of which 52 percent related to General Insurance and 40 percent related to Life and Retirement; (ii) approximately 7 percent of the reinsurance recoverables were non-investment grade, the majority of which related to General Insurance; (iii) less than one percent of the non-investment grade reinsurance recoverables related to Life and Retirement and (iv) approximately one percent of the reinsurance recoverables related to entities that were not rated by AIG.

As of December 31, 2021, approximately 71 percent of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.

Reinsurance Recoverable Allowance

The following table presents a rollforward of the reinsurance recoverable allowance:

Years Ended December 31,	2021			2020
	General	Life and		General	Life and
(in millions)	Insurance	Retirement	Total	Insurance	Retirement	Total
Balance, beginning of year	$292	$83	$375	$111	$40	$151
Initial allowance upon CECL adoption	-	-	-	202	22	224
Addition to (release of) allowance for expected credit losses and disputes, net	6	18	24	(12)	21	9
Write-offs charged against the allowance for credit losses and disputes	(17)	-	(17)	(9)	-	(9)
Balance, end of year	$281	$101	$382	$292	$83	$375

There were no material recoveries of credit losses previously written off for the years ended December 31, 2021 and 2020.

Past-Due Status

We consider a reinsurance asset to be past due when it is 90 days past due. The allowance for credit losses is estimated excluding disputed amounts. An allowance for disputes is established using the losses incurred method for contingencies. Past due balances on claims that are not in dispute were not material for any of the periods presented.

8. Deferred Policy Acquisition Costs

DAC represent those costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts. We defer incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract. Such deferred policy acquisition costs generally include agent or broker commissions and bonuses, premium taxes, and medical and inspection fees that would not have been incurred if the insurance contract had not been acquired or renewed. Each cost is analyzed to assess whether it is fully deferrable. We partially defer costs, including certain commissions, when we do not believe that the entire cost is directly related to the acquisition or renewal of insurance contracts.

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

Short-duration insurance contracts: Policy acquisition costs are deferred and amortized over the period in which the related premiums written are earned, generally 12 months. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. Investment income is anticipated in assessing the recoverability of DAC. We assess the recoverability of DAC on an annual basis or more frequently if circumstances indicate an impairment may have occurred. This assessment is performed by comparing recorded net unearned premiums and anticipated investment income on in-force business to the sum of expected losses and loss adjustment expenses incurred, unamortized DAC and maintenance costs. If the sum of these costs exceeds the amount of recorded net unearned premiums and anticipated investment income, the excess is recognized as an offset against the asset

238 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 8. Deferred Policy Acquisition Costs

established for DAC. This offset is referred to as a premium deficiency charge. Increases in expected losses and loss adjustment expenses incurred can have a significant impact on the likelihood and amount of a premium deficiency charge.

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

Investment-oriented contracts: Certain policy acquisition costs and policy issuance costs related to universal life and investment-type products (collectively, investment-oriented products) are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts. DAC on investment-oriented contracts were approximately $5.8 billion and $5.1 billion at December 31, 2021 and 2020, respectively. Estimated gross profits are affected by a number of factors, including levels of current and expected interest rates, net investment income and spreads, net realized gains and losses, fees, surrender rates, mortality experience, policyholder behavior experience and equity market returns and volatility. In each reporting period, current period amortization expense is adjusted to reflect actual gross profits. If the assumptions used for estimating gross profit change significantly, DAC is recalculated using the new assumptions, including actuarial assumptions such as mortality, lapse, benefit utilization, and premium persistency, and any resulting adjustment is included in income. If the new assumptions indicate that future estimated gross profits are higher than previously estimated, DAC will be increased resulting in a decrease in amortization expense and increase in income in the current period; if future estimated gross profits are lower than previously estimated, DAC will be decreased resulting in an increase in amortization expense and decrease in income in the current period. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the current and projected future profitability of the underlying insurance contracts.

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

Unrealized Appreciation (Depreciation) of Investments: DAC related to investment-oriented products is also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale, with related changes recognized through Other comprehensive income. The adjustment is made at each balance sheet date, as if the securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. Similarly, for long-duration traditional insurance contracts, if the assets supporting the liabilities are in a net unrealized gain position at the balance sheet date, loss recognition testing assumptions are updated to exclude such gains from future cash flows by reflecting the impact of reinvestment rates on future yields. If a future loss is anticipated under this basis, any additional shortfall indicated by loss recognition tests is recognized as a reduction in accumulated other comprehensive income. Similar to other loss recognition on long-duration insurance contracts, such shortfall is first reflected as a reduction in DAC and secondly as an increase in liabilities for future policy benefits. The change in these adjustments, net of tax, is included with the change in net unrealized appreciation of investments that is credited or charged directly to Other comprehensive income.

AIG | 2021 Form 10-K 239

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

Value of Business Acquired (VOBA): VOBA is determined at the time of acquisition and is reported in the Consolidated Balance Sheets with DAC. This value is based on the present value of future pre-tax profits discounted at yields applicable at the time of purchase. For participating life, traditional life and accident and health insurance products, VOBA is amortized over the life of the business in a manner similar to that for DAC based on the assumptions at purchase. For investment-oriented products, VOBA is amortized in relation to estimated gross profits and adjusted for the effect of unrealized gains or losses on fixed maturity securities available for sale in a manner similar to DAC.

The following table presents a rollforward of DAC:

Years Ended December 31,
(in millions)	2021	2020	2019
Balance, beginning of year	$9,679	$10,890	$12,256
Acquisition costs deferred	4,666	4,292	5,403
Amortization expense	(4,562)	(4,188)	(4,993)
Change related to unrealized appreciation (depreciation) of investments	773	(1,116)	(1,758)
Dispositions	-	(298)	-
Other, including foreign exchange	(153)	99	(18)
Balance, end of year(a)	$10,403	$9,679	$10,890

(a)Net of cumulative reductions in DAC of $2.4 billion, $3.1 billion and $2.0 billion at December 31, 2021, 2020 and 2019, respectively, related to the effect of net unrealized gains and losses on available for sale securities.

The following table presents a rollforward of VOBA:

Years Ended December 31,
(in millions)	2021	2020	2019
Balance, beginning of year	$126	$317	$438
Amortization expense	(11)	(23)	(171)
Change related to unrealized appreciation (depreciation) of investments	-	20	(10)
Dispositions	-	(169)	-
Other, including foreign exchange	(4)	(19)	60
Balance, end of year(a)	$111	$126	$317

(a)Net of cumulative reductions in VOBA of $2 million, $2 million and $22 million at December 31, 2021, 2020 and 2019, respectively, related to the effect of net unrealized gains and losses on available for sale securities.

The percentage of the unamortized balance of VOBA at December 31, 2021 expected to be amortized in 2022 through 2026 by year is: 11.5 percent, 11.5 percent, 9.7 percent, 9.7 percent and 7.1 percent, respectively, with 50.4 percent being amortized after five years. These projections are based on current estimates for investment income and spreads, persistency, mortality and morbidity assumptions.

We offer sales inducements which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. Such amounts are deferred and amortized over the life of the contract using the same methodology and assumptions used to amortize DAC. To qualify for such accounting treatment, the bonus interest must be explicitly identified in the contract at inception. We must also demonstrate that such amounts are incremental to amounts we credit on similar contracts without bonus interest and are higher than the contract’s expected ongoing crediting rates for periods after the bonus period. The deferred bonus interest and other deferred sales inducement assets, recorded in Other assets, totaled $307 million and $281 million at December 31, 2021 and 2020, respectively. The amortization expense associated with these assets is reported within Interest credited to policyholder account balances in the Consolidated Statements of Income. Such amortization expense totaled $113 million, $60 million and $79 million for the years ended December 31, 2021, 2020 and 2019, respectively.

240 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 9. Variable Interest Entities

DAC, VOBA and DSI for insurance-oriented and investment-oriented products are reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If actual profitability is substantially lower than estimated, AIG’s DAC, VOBA and DSI may be subject to an impairment charge and AIG’s results of operations could be significantly affected in the period the impairment charge is recognized and in future periods.

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

	Real Estate and		Affordable
	Investment	Securitization	Housing
(in millions)	Entities(d)	Vehicles	Partnerships	Other	Total
December 31, 2021
Assets:
Bonds available for sale	$-	$5,543	$-	$-	$5,543
Other bond securities	-	1,852	-	-	1,852
Equity securities	223	-	-	-	223
Mortgage and other loans receivable	-	2,523	-	-	2,523
Other invested assets
Alternative investments(a)	3,017	-	-	-	3,017
Investment real estate	2,257	-	-	-	2,257
Short-term investments	487	151	-	-	638
Cash	96	-	-	-	96
Accrued investment income	-	17	-	-	17
Other assets	190	558	-	-	748
Total(b)	$6,270	$10,644	$-	$-	$16,914
Liabilities:
Debt of consolidated investment entities	$1,743	$4,504	$-	$-	$6,247
Other(c)	122	722	-	-	844
Total	$1,865	$5,226	$-	$-	$7,091
December 31, 2020
Assets:
Bonds available for sale	$-	$6,089	$-	$-	$6,089
Other bond securities	-	2,367	-	-	2,367
Equity securities	507	-	-	-	507

AIG | 2021 Form 10-K 241

ITEM 8 | Notes to Consolidated Financial Statements | 9. Variable Interest Entities

Mortgage and other loans receivable	-	3,135	-	-	3,135
Other invested assets
Alternative investments(a)	2,689	-	-	-	2,689
Investment real estate	3,378	-	3,558	-	6,936
Short-term investments	365	1,534	-	27	1,926
Cash	129	-	203	-	332
Accrued investment income	-	38	-	-	38
Other assets	169	120	243	2	534
Total(b)	$7,237	$13,283	$4,004	$29	$24,553
Liabilities:
Debt of consolidated investment entities	$2,559	$3,961	$2,287	$2	$8,809
Other(c)	180	187	187	10	564
Total	$2,739	$4,148	$2,474	$12	$9,373

(a) Comprised primarily of investments in real estate joint ventures at December 31, 2021 and 2020.

(b) The assets of each VIE can be used only to settle specific obligations of that VIE.

(c) Comprised primarily of Other liabilities at December 31, 2021 and 2020.

(d) At December 31, 2021 and 2020, off-balance sheet exposure primarily consisting of our insurance companies’ commitments to real estate and investment entities were $2.2 billion and $2.4 billion, respectively, of which commitments to external parties were $0.6 billion and $0.7 billion, respectively.

We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE, (ii) the notional amount of VIE assets or liabilities where we have also provided credit protection to the VIE with the VIE as the referenced obligation, and (iii) other commitments and guarantees to the VIE.

AIG entered into six transactions between 2012 and 2014, securitizing portfolios of certain debt securities previously owned by AIG and its affiliates. As part of these transactions, an indirectly wholly-owned subsidiary of AIG was obligated to make capital contributions to these securitization VIEs in the event that the VIE was unable to redeem any rated notes it had in issue on the relevant redemption date. AIG had provided a guarantee to the six securitization VIEs of the obligations of its indirectly wholly-owned subsidiary to make such capital contributions when due. Prior to December 31, 2021, all six transactions were terminated. In aggregate, the termination of these six transactions resulted in a reduction of debt of consolidated investment entities of $175 million. There were no amounts paid related to the guarantees provided.

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance		Off-Balance
(in millions)	Assets	Sheet	(b)	Sheet		Total
December 31, 2021
Real estate and investment entities(a)	$457,335	$7,650		$3,448	(d)	$11,098
Other	1,738	237		528	(e)	765
Total	$459,073	$7,887		$3,976		$11,863
December 31, 2020
Real estate and investment entities(a)	$321,716	$6,420		$3,273	(d)	$9,693
Affordable housing partnerships	2,801	368	(c)	4		372
Other	1,733	195		546	(e)	741
Total	$326,250	$6,983		$3,823		$10,806

(a) Comprised primarily of hedge funds and private equity funds.

(b) At December 31, 2021 and 2020, $7.8 billion and $6.8 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

(c) At December 31, 2020, primarily included alternative equity investments of $257 million and other loans receivables of $97 million.

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

242 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 9. Variable Interest Entities

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

Securitization AND REPACKAGING Vehicles

We created certain VIEs that hold investments, primarily in investment-grade debt securities and loans, and issued beneficial interests in these investments. Some of these VIEs were created to facilitate our purchase of asset-backed securities. In these situations, all of the beneficial interests are owned by our insurance operations and are consolidated by AIG. In other instances, we have created VIEs that are securitizations of residential mortgage loans or other forms of collateralized loan obligations or repackage loan and other assets into pass-through securities. Our insurance subsidiaries own some of the beneficial interests of these VIEs, and we maintain the power to direct the activities of the VIEs that most significantly impact their economic performance. Accordingly, we consolidate these entities and those beneficial interests issued to third parties are reported as debt of consolidated investment entities. This debt is non-recourse to AIG.

Affordable Housing Partnerships

SAAHP organized and invested in limited partnerships that develop and operate affordable housing qualifying for federal, state, and historic tax credits, in addition to a few market rate properties across the United States. The operating partnerships are VIEs, whose debt is generally non-recourse in nature, and the general partners of which are mostly unaffiliated third-party developers. Until their sale in December 2021, we accounted for our investments in operating partnerships using the equity method of accounting, unless they are required to be consolidated. We consolidated an operating partnership if the general partner is an affiliated entity or we otherwise have the power to direct activities that most significantly impact the entities’ economic performance. The pre-tax income of SAAHP was reported as a component of the Life and Retirement segment. In December 2021, AIG completed the sale of a U.S. affordable housing portfolio to Blackstone Real Estate Income Trust.

For additional information on the sale of AIG’s interests in a U.S. affordable housing portfolio, see Note 1.

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

AIG | 2021 Form 10-K 243

ITEM 8 | Notes to Consolidated Financial Statements | 10. Derivatives and Hedge Accounting

10. Derivatives and Hedge Accounting

We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities, fixed maturity securities, outstanding medium- and long-term notes as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and swaps) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures, foreign currency transactions, and foreign denominated investments. Equity derivatives are used to mitigate financial risk embedded in certain insurance liabilities and economically hedge certain investments. We use credit derivatives to manage our credit exposures. Commodity derivatives are used to hedge exposures within reinsurance contracts. The derivatives are effective economic hedges of the exposures that they are meant to offset. In addition to hedging activities, we also enter into derivative contracts with respect to investment operations, which may include, among other things, CDSs, total return swaps and purchases of investments with embedded derivatives, such as equity-linked notes and convertible bonds.

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

For additional information on embedded derivatives see Notes 4 and 13.

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Consolidated Balance Sheets:

	December 31, 2021				December 31, 2020
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$265	$5	$895	$11	$815	$16	$356	$11
Foreign exchange contracts	5,431	467	5,828	197	3,468	256	7,424	379
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	47,499	3,868	42,113	3,622	62,259	4,621	48,732	4,425
Foreign exchange contracts	7,905	722	9,997	524	9,518	766	12,860	711
Equity contracts	27,423	681	5,091	53	22,924	1,130	7,076	223
Commodity contracts	303	4	219	-	-	-	-	-
Credit contracts(b)	3,790	1	936	47	5,797	2	969	67
Other contracts(c)	43,892	13	51	-	43,441	14	54	6
Total derivatives, gross	$136,508	$5,761	$65,130	$4,454	$148,222	$6,805	$77,471	$5,822
Counterparty netting(d)		(2,779)		(2,779)		(3,812)		(3,812)
Cash collateral(e)		(2,139)		(1,089)		(2,219)		(1,441)
Total derivatives on
Consolidated Balance Sheets(f)		$843		$586		$774		$569

(a) Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b) As of December 31, 2021 and 2020, included CDSs on super senior multi-sector CDOs with a net notional amount of $97 million and $137 million (fair value liability of $30 million and $44 million), respectively. The net notional amount represents the maximum exposure to loss on the portfolio.

244 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 10. Derivatives and Hedge Accounting

(c) Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d) Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e) Represents cash collateral posted and received that is eligible for netting.

(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both December 31, 2021 and December 31, 2020. Fair value of liabilities related to bifurcated embedded derivatives was $14.5 billion and $15.8 billion, respectively, at December 31, 2021 and December 31, 2020. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components, and the funds withheld arrangement with Fortitude Re. For additional information see Note 7

.

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

Collateral posted by us to third parties for derivative transactions was $2.7 billion and $3.0 billion at December 31, 2021 and 2020, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $2.4 billion and $2.3 billion at December 31, 2021 and 2020, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the years ended December 31, 2021, 2020 and 2019, we recognized gains (losses) of $201 million, $(128) million and $116 million, respectively, included in Change in foreign currency translation adjustments in Other comprehensive income (loss) related to the net investment hedge relationships.

AIG | 2021 Form 10-K 245

ITEM 8 | Notes to Consolidated Financial Statements | 10. Derivatives and Hedge Accounting

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

The following table presents the gain (loss) recognized in income on our derivative instruments in fair value hedging relationships in the Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Income for:
	Hedging	Excluded	Hedged
(in millions)	Derivatives(a)	Components(b)	Items	Net Impact
Year ended December 31, 2021
Interest rate contracts:
Interest credited to policyholder account balances	$(19)	$-	$17	$(2)
Net investment income	9	-	(11)	(2)
Foreign exchange contracts:
Net realized gains/(losses)	210	139	(210)	139
Year ended December 31, 2020
Interest rate contracts:
Interest credited to policyholder account balances	$14	$-	$(14)	$-
Net investment income	(6)	-	5	(1)
Foreign exchange contracts:
Net realized gains/(losses)	(422)	49	422	49
Year ended December 31, 2019
Interest rate contracts:
Interest credited to policyholder account balances	$16	$-	$(16)	$-
Net investment income	(1)	-	1	-
Foreign exchange contracts:
Net realized gains/(losses)	(31)	91	31	91

(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.

(b)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in income on a mark-to-market basis.

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Consolidated Statements of Income (Loss):

Years Ended December 31,	Gains (Losses) Recognized in Income
(in millions)	2021	2020	2019
By Derivative Type:
Interest rate contracts	$(573)	$1,451	$1,319
Foreign exchange contracts	278	(389)	(25)
Equity contracts	(736)	211	(316)
Commodity contracts	(9)	-	-
Credit contracts	(12)	52	61
Other contracts	64	61	64
Embedded derivatives	623	(4,722)	(1,464)
Total	$(365)	$(3,336)	$(361)
By Classification:
Policy fees	$61	$62	$68
Net investment income	5	(8)	(125)
Net realized gains (losses) - excluding Fortitude Re funds withheld assets	148	(508)	(316)
Net realized losses on Fortitude Re funds withheld assets(a)	(575)	(2,894)	-
Policyholder benefits and claims incurred	(4)	12	12
Total	$(365)	$(3,336)	$(361)

(a) Includes over-the-counter derivatives supporting the funds withheld arrangements with Fortitude Re and the embedded derivative contained within the funds withheld payable with Fortitude Re.
246 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 10. Derivatives and Hedge Accounting

Credit Risk-Related Contingent Features

We estimate that at December 31, 2021, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $41 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $206 million and $257 million at December 31, 2021 and 2020, respectively. The aggregate fair value of assets posted as collateral under these contracts at December 31, 2021 and 2020, was approximately $239 million and $306 million, respectively.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Consolidated Balance Sheets. The fair values of these hybrid securities were $2.0 billion and $2.4 billion at December 31, 2021 and 2020, respectively. These securities have par amounts of $4.6 billion and $5.0 billion at December 31, 2021 and 2020, respectively, and have remaining stated maturity dates that extend to 2052.

11. Goodwill and Other Intangible Assets

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or one level below, and the test is performed annually, or more frequently if circumstances indicate an impairment may have occurred. At December 31, 2021, goodwill is reported within our General Insurance business – North America and International operating segments, our Life and Retirement business – Life Insurance operating segment and our Other Operations segment. When a business is transferred from one reporting unit to another, goodwill from the original reporting unit is allocated among reporting units based on the fair value of business transferred, relative to business retained by a reporting unit.

The impairment assessment involves an option to first assess qualitative factors to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not performed, or after assessing the totality of the events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative assessment for potential impairment is performed.

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

If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill associated with that reporting unit potentially is impaired. The amount of impairment, if any, is measured as the excess of a reporting unit’s carrying amount over its fair value not to exceed the total amount of goodwill allocated to that reporting unit and recognized in income.

AIG | 2021 Form 10-K 247

ITEM 8 | Notes to Consolidated Financial Statements | 11. Goodwill and Other Intangible Assets

The following table presents the changes in goodwill by operating segment:

	General Insurance
	North		Life	Other
(in millions)	America	International	Insurance	Operations	Total
Balance at January 1, 2019:
Goodwill - gross	$3,793	$3,378	$311	$77	$7,559
Accumulated impairments	(1,145)	(2,255)	(67)	(10)	(3,477)
Net goodwill	2,648	1,123	244	67	4,082
Increase (decrease) due to:
Acquisitions	-	20	-	-	20
Other(a)	-	26	(77)	(13)	(64)
Balance at December 31, 2019:
Goodwill - gross	3,793	3,424	234	64	7,515
Accumulated impairments	(1,145)	(2,255)	(67)	(10)	(3,477)
Net goodwill	2,648	1,169	167	54	4,038
Increase (decrease) due to:
Dispositions	(2)	-	-	(4)	(6)
Other	-	32	10	-	42
Balance at December 31, 2020:
Goodwill - gross	3,791	3,456	244	60	7,551
Accumulated impairments	(1,145)	(2,255)	(67)	(10)	(3,477)
Net goodwill	2,646	1,201	177	50	4,074
Increase (decrease) due to:
Other	-	(13)	(5)	-	(18)
Balance at December 31, 2021:
Goodwill - gross	3,791	3,443	239	60	7,533
Accumulated impairments	(1,145)	(2,255)	(67)	(10)	(3,477)
Net goodwill	$2,646	$1,188	$172	$50	$4,056

(a)Reflects $98 million of goodwill reclassified to assets held for sale.

Indefinite lived intangible assets are not subject to amortization. Indefinite lived intangible assets primarily include Lloyd’s syndicate capacity and brand names. Finite lived intangible assets are amortized over their useful lives. Finite lived intangible assets primarily include distribution networks and are recorded net of accumulated amortization. The Company tests intangible assets for impairment on an annual basis or whenever events or circumstances suggest that the carrying value of an intangible asset may exceed the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If this condition exists and the carrying value of an intangible asset exceeds its fair value, the excess is recognized as an impairment and is recorded as a charge against net income (loss).

The Other intangible assets and Value of distribution network acquired (VODA) resulted primarily from the acquisition of Validus.

248 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 11. Goodwill and Other Intangible Assets

The following table presents the changes in other intangible assets and the VODA by operating segment:

	General Insurance
	North		Life	Other
(in millions)	America	International	Insurance	Operations	Total
Other intangible assets
Balance at January 1, 2019	$86	$212	$46	$16	$360
Increase (decrease) due to:
Amortization	(1)	(1)	(4)	(2)	(8)
Other	(3)	-	(18)	2	(19)
Balance at December 31, 2019	$82	$211	$24	$16	$333
Increase (decrease) due to:
Dispositions	-	-	-	(4)	(4)
Amortization	(2)	(1)	(4)	(2)	(9)
Other	(1)	-	2	(2)	(1)
Balance at December 31, 2020	$79	$210	$22	$8	$319
Increase (decrease) due to:
Amortization	(2)	-	(4)	(2)	(8)
Other	(10)	(1)	(1)	1	(11)
Balance at December 31, 2021	$67	$209	$17	$7	$300

Value of distribution network acquired
Balance at January 1, 2019	$-	$-	$-	$569	$569
Increase (decrease) due to:
Amortization	-	-	-	(39)	(39)
Other	-	-	-	6	6
Balance at December 31, 2019	$-	$-	$-	$536	$536
Increase (decrease) due to:
Amortization	-	-	-	(40)	(40)
Other	-	-	-	1	1
Balance at December 31, 2020	$-	$-	$-	$497	$497
Increase (decrease) due to:
Amortization	-	-	-	(40)	(40)
Other	-	-	-	1	1
Balance at December 31, 2021	$-	$-	$-	$458	$458

The percentage of the unamortized balance of Other intangible assets and VODA at December 31, 2021 expected to be amortized in 2022 through 2026 by year is 9.9 percent, 9.7 percent, 9.4 percent, 9.2 percent and 8.4 percent, respectively, with 53.4 percent being amortized after five years.

AIG | 2021 Form 10-K 249

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

12. Insurance Liabilities

Liability for Unpaid Losses and Loss Adjustment Expenses (Loss Reserves)

Loss reserves represent the accumulation of estimates of unpaid claims, including estimates for claims incurred but not reported and loss adjustment expenses, less applicable discount. We regularly review and update the methods used to determine loss reserve estimates. Any adjustments resulting from this review are reflected currently in pre-tax income, except to the extent such adjustment impacts a deferred gain under a retroactive reinsurance agreement, in which case the ceded portion would be amortized into pre-tax income in subsequent periods. Because these estimates are subject to the outcome of future events, changes in estimates are common given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Given the uncertainties around the impact from the COVID-19 pandemic, including the significant global economic slowdown, the full impact of COVID-19 and how it may ultimately impact the results of our insurance operations remains uncertain. In addition, in response to the pandemic, new governmental, legislative and regulatory initiatives have been put in place and continue to be developed that could result in additional restrictions and requirements relating to our policies that may have a negative impact on our business operations. We have recorded our estimate of the ultimate liability for losses that have occurred as of the balance sheet date associated with COVID-19 which reflects our expectations given the current facts and circumstances. We will continue to monitor and review the impact. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.3 billion and $12.6 billion at December 31, 2021 and 2020, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At December 31, 2021 and 2020, we held collateral of approximately $8.6 billion and $9.2 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both December 31, 2021 and 2020.

250 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

The following table presents the rollforward of activity in Loss Reserves:

Years Ended December 31,
(in millions)	2021	2020	2019
Liability for unpaid loss and loss adjustment expenses, beginning of year	$77,720	$78,328	$83,639
Reinsurance recoverable	(34,431)	(31,069)	(31,690)
Initial allowance upon CECL adoption	-	164	-
Net Liability for unpaid loss and loss adjustment expenses, beginning of year	43,289	47,423	51,949
Losses and loss adjustment expenses incurred:
Current year	16,434	16,928	17,596
Prior years, excluding discount and amortization of deferred gain	(171)	(90)	(340)
Prior years, discount charge (benefit)	(131)	587	1,063
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(190)	(237)	(219)
Total losses and loss adjustment expenses incurred	15,942	17,188	18,100
Losses and loss adjustment expenses paid:
Current year	(3,868)	(4,062)	(4,894)
Prior years	(11,503)	(14,603)	(18,020)
Total losses and loss adjustment expenses paid	(15,371)	(18,665)	(22,914)
Other changes:
Foreign exchange effect	(593)	815	(6)
Allowance for credit losses	-	(15)	-
Retroactive reinsurance adjustment (net of discount)(b)	546	361	130
Fortitude sale(c)	-	(3,818)	-
Total other changes	(47)	(2,657)	124
Liability for unpaid loss and loss adjustment expenses, end of year:
Net liability for unpaid losses and loss adjustment expenses	43,813	43,289	47,259
Reinsurance recoverable	35,213	34,431	31,069
Total	$79,026	$77,720	$78,328

(a) Includes $53 million, $41 million and $27 million for the retroactive reinsurance agreement with NICO covering U.S. asbestos exposures for the year ended December 31, 2021, 2020 and 2019, respectively.

(b) Includes benefit (charge) from change in discount on retroactive reinsurance in the amount of $(42) million, $340 million and $469 million for the periods ended December 31, 2021, 2020 and 2019, respectively.

(c) On June 2, 2020, AIG completed the Majority Interest Fortitude Sale. Concurrent with the Majority Interest Fortitude Sale, AIG established a reinsurance recoverable. For additional information see Note 1.

The following table presents the reconciliation of the net liability for unpaid losses and loss adjustment expenses in the following tables to Loss Reserves in the Consolidated Balance Sheets for the year ended December 31, 2021:

	Net liability for unpaid losses	Reinsurance recoverable on	Gross liability
	and loss adjustment expenses	unpaid losses and loss	for unpaid
	as presented in the	adjustment expenses included in	losses and loss
(in millions)	disaggregated tables below	the disaggregated tables below	adjustment expenses
U.S. Workers' Compensation (before discount)	$4,158	$6,169	$10,327
U.S. Excess Casualty	3,850	4,195	8,045
U.S. Other Casualty	3,805	4,191	7,996
U.S. Financial Lines	5,356	1,893	7,249
U.S. Property and Special Risks	6,615	3,587	10,202
U.S. Personal Insurance	1,001	2,198	3,199
UK/Europe Casualty and Financial lines	7,175	1,603	8,778
UK/Europe Property and Special Risks	2,631	1,492	4,123
UK/Europe and Japan Personal Insurance	1,962	608	2,570
Total	$36,553	$25,936	$62,489
Reconciling Items
Discount on workers' compensation lines			(1,829)
Other product lines*			15,561
Unallocated loss adjustment expenses			2,805
Total Loss Reserves			$79,026

*Reinsurance recoverable for other product lines of $9.1 billion resulted in a net liability for unpaid losses and loss adjustment expenses of $6.5 billion for the year ended December 31, 2021.

AIG | 2021 Form 10-K 251

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

Prior Year Development

In the sections below, we provide details by coverage group regarding incurred losses, reserve balances and prior year development. The first table below shows prior year development by coverage group, the first two columns of which will again be presented in the coverage group sections that follow. After this table we describe historical drivers of prior year development as well as actuarial methods and relevant terminology. The following coverage group sections present the undiscounted incurred losses and allocated loss adjustment expenses by accident year on a net basis after reinsurance, with separate presentation of the adverse development cover where applicable, excluding related amortization of the deferred gain. Each section also contains details on drivers of prior year development and a description of our reserving process and methodology. Finally, we show a table of claims payout patterns by coverage.

The following table presents the reconciliation of net prior year development before the adverse development reinsurance agreement (ADC) cessions from the tables below to the net prior year development after ADC cessions and amortization of deferred gain for the year ended December 31, 2021:

	Prior Year	Prior Year			Prior Year
	Development	Development			Development
	Net of External	Net of External		Amortization	After
	Reinsurance	Reinsurance	Re-Attribution	of Deferred	Amortization
	Before ADC	After ADC	of ADC	Gain at	and
(in millions)	Cessions	Cessions(a)	Recovery(b)	Inception	Re-Attribution
U.S. Workers' Compensation	$(617)	$(403)	$80	$(60)	$(383)
U.S. Excess Casualty	51	81	(40)	(46)	(5)
U.S. Other Casualty	(1)	74	(23)	(44)	7
U.S. Financial Lines	649	564	(12)	(31)	521
U.S. Property and Special Risks	172	204	(5)	(10)	189
U.S. Personal Insurance	(412)	(411)	-	(2)	(413)
UK/Europe Casualty and Financial lines	210	210	-	-	210
UK/Europe Property and Special Risks	(118)	(118)	-	-	(118)
UK/Europe and Japan Personal Insurance	(173)	(173)	-	-	(173)
Other Operations Run-Off	86	86	-	-	86
Other product lines	(18)	(36)	-	-	(36)
Subtotal, adjusted pre-tax basis	$(171)	$78	$-	$(193)	$(115)

Remove impact of Retroactive Reinsurance
Amortization of deferred gain at inception					193
Prior year development ceded under the Asbestos LPT					-
Prior year development ceded under the ADC					(249)
Total, prior years, excluding discount and amortization of deferred gain					$(171)

(a)Change in net ultimate loss and loss adjustment expenses excludes the portion of prior year development we have ceded under the Asbestos Loss Portfolio Transfer (LPT) and the ADC, both of which are provided by NICO and are considered retroactive reinsurance under U.S. GAAP.

(b)Reattribution of the ADC recovery takes place annually as we model the future payments on the subject reserves covered by the ADC to determine when the aggregate payments will exceed the attachment. ADC recoverables are then reallocated by line based on payments expected to be made after attachment point is exceeded.

During 2021, we recognized favorable prior year loss reserve development of $171 million excluding discount and amortization of deferred gain. The development was primarily driven by:

• Favorable development on U.S. Workers’ Compensation business where we see continued favorable loss development;

• Favorable development in Personal Lines driven by subrogation recoveries from catastrophe events;

• Favorable development on Europe and Japan Personal Insurance driven by favorable accident and health and personal auto experience;

• Favorable development on Property and Special Risks driven by UK and Europe specialty business;

• Unfavorable development in U.S. Financial Lines, notably Directors & Officers (D&O), Employers Liability (EPLI) and Cyber coverages;

• Unfavorable development on Casualty and Financial Lines in Europe and UK;

• Unfavorable development in Property, Specialty, and other miscellaneous coverages largely driven by reductions in reinsurance recoveries due to changes in catastrophe loss estimates; and

252 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

• Marginally unfavorable development in excess casualty and medical malpractice coverages, partially offset by favorable development in primary general liability.

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

• Unfavorable development in U.S. Financial Lines, notably D&O, EPLI, Mergers and Acquisitions, Cyber and Non-Medical Professional Errors & Omissions business where we reacted to increasing frequency and severity in recent accident years;

• Unfavorable development in Personal Lines where we reacted to adverse development in Homeowners and Umbrella;

• Unfavorable development on Financial Lines driven by low frequency and high severity seen in D&O, especially in UK/Europe and Australia;

• Favorable development on Property and Special Risks globally driven by UK/Europe; and

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

Loss Development Information

The following is information about incurred and paid loss developments as of December 31, 2021, net of reinsurance. The cumulative number of reported claims, the total of IBNR liabilities and expected development on reported loss included within the net incurred loss amounts are presented in the following section.

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

AIG | 2021 Form 10-K 253

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

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

254 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

• Adverse development reinsurance agreement: We have provided the impact of the ADC in an additional table below our Incurred Losses and Allocated Loss Adjustment Expenses (ALAE) tables. The impact of the ADC is shown beginning in 2016 given the retroactive date of the contract and coincides with the effective date of the contract. For the lines of business covered by the agreement (U.S. Workers' Compensation, U.S. Excess Casualty, U.S. Other Casualty, U.S. Financial Lines, U.S. Property and Special Risks and U.S. Personal Insurance or collectively, the Covered Lines), an attribution of the loss recoveries to the line of business by calendar year and accident year is performed based on the underlying distribution of the losses subject to the agreement. Specifically, the future claim payments for all subject incurred losses were projected into future years based on the same actuarial assumptions underlying the related reserves. The additional table presented after discussion of prior year development by line of business reconciles the changes in net ultimates to our overall prior year development and provides the reattribution of loss recoveries for the Covered Lines. The reinsurance terms of the ADC were then used to identify the future claims payments for which 80% will be reimbursed by NICO. At each reporting period, the attribution of the ADC recoveries is performed. The factors that could cause the attribution to lines of business and accident year to change include changes in underlying actuarial assumptions as to timing and amount of future claim payments.

• Incurred but not reported liabilities (IBNR): We include development from past reported losses in IBNR.

• Data excluded from tables: Information with respect to accident years older than ten years is excluded from the development tables. Unallocated loss adjustment expenses are also excluded.

• Foreign exchange: The loss development for operations outside of the U.S. is presented for all accident years using the current exchange rate at December 31, 2021. Although this approach requires restating all prior accident year information, the changes in exchange rates do not impact incurred and paid loss development trends.

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

Supplemental Information: The information about incurred and paid loss development for all periods preceding the year ended December 31, 2021 and the related historical claims payout percentage disclosure is unaudited and is presented as supplementary information.

AIG | 2021 Form 10-K 255

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

The following tables present undiscounted, incurred and paid losses and allocated loss adjustment expenses by accident year, on a net basis after reinsurance, with a separate presentation of the ADC excluding the related amortization of the deferred gain:

U.S. Workers' Compensation

During 2021, we recognized $617 million of favorable prior year development, net of external reinsurance but before ADC cessions due to continued favorable frequency and severity trends seen across the diagonals for many subsets of US Workers Compensation especially for recent accident years.

During 2020, we recognized $367 million of favorable prior year development, net of external reinsurance but before ADC cessions due to continued favorable frequency and severity trends seen across the diagonals for many subsets of US Workers Compensation especially for recent accident years.

During 2019, we recognized $699 million of favorable prior year development in U.S. Workers Compensation business due to favorable frequency and severity trends seen across the diagonals across many subsets of U.S. Workers Compensation especially in the recent accident years.

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2021 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	IBNR Impact of Adverse Development Reinsurance Agreement	2021 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2012	$2,382	$2,194	$2,286	$2,260	$2,334	$2,308	$2,259	$2,247	$2,224	$2,218	$(6)	$207	72,021	$(380)	$(192)	$1,838	$15
2013		1,932	1,880	1,950	2,060	2,032	1,974	1,916	1,886	1,877	(9)	190	48,167	(373)	(177)	1,504	13
2014			1,729	1,764	1,866	1,862	1,794	1,709	1,679	1,637	(42)	292	40,776	(466)	(269)	1,171	23
2015				1,708	1,864	1,866	1,814	1,722	1,675	1,634	(41)	421	36,513	(593)	(394)	1,041	27
2016					1,299	1,346	1,318	1,140	1,090	1,075	(15)	293	31,374	-	-	1,075	293
2017						789	850	776	763	731	(32)	255	27,125	-	-	731	255
2018							998	1,021	961	911	(50)	429	21,739	-	-	911	429
2019								887	873	812	(61)	359	16,471	-	-	812	359
2020									597	573	(24)	276	13,245	-	-	573	276
2021										597		446	9,067	-	-	597	446
Total										$12,065	$(280)			$(1,812)		$10,253
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(7,286)	-			126		(7,160)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2012, net of reinsurance										4,635	(365)			(3,570)		1,065
Unallocated loss adjustment expense prior year development											28
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$9,414	$(617)			$(5,256)		$4,158

256 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)						Prior Year Development
Accident Year	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$1,819	$1,814	$1,793	$1,804	$1,826	$1,838	$12
2013	1,500	1,494	1,481	1,458	1,520	1,504	(16)
2014	1,311	1,310	1,309	1,329	1,223	1,171	(52)
2015	1,279	1,279	1,318	1,134	1,105	1,041	(64)
2016	1,299	1,346	1,318	1,140	1,090	1,075	(15)
2017		789	850	776	763	731	(32)
2018			998	1,021	961	911	(50)
2019				887	873	812	(61)
2020					597	573	(24)
2021						597
Total	$7,208	$8,032	$9,067	$9,549	$9,958	$10,253	$(302)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below						(7,160)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2012, net of reinsurance						1,065	(31)
Unallocated loss adjustment expense prior year development							(70)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance						$4,158	$(403)

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)						Prior Year Development
Accident Year	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$(515)	$(494)	$(466)	$(443)	$(398)	$(380)	$18
2013	(560)	(538)	(493)	(458)	(366)	(373)	(7)
2014	(555)	(552)	(485)	(380)	(456)	(466)	(10)
2015	(585)	(587)	(496)	(588)	(570)	(593)	(23)
2016	-	-	-	-	-	-	-
2017	-	-	-	-	-	-	-
2018	-	-	-	-	-	-	-
2019	-	-	-	-	-	-	-
2020	-	-	-	-	-	-	-
2021	-	-	-	-	-	-	-
Total	$(2,216)	$(2,171)	$(1,940)	$(1,869)	$(1,790)	$(1,812)	$(22)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below						126
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2012, net of reinsurance						(3,570)	334
Unallocated loss adjustment expense prior year development							(98)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance						$(5,256)	$214

AIG | 2021 Form 10-K 257

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2012	$415	$804	$1,089	$1,272	$1,440	$1,563	$1,632	$1,669	$1,719	$1,763	$(33)
2013		282	619	879	1,067	1,214	1,287	1,335	1,372	1,422	(38)
2014			231	558	786	930	1,030	1,096	1,137	1,180	(31)
2015				234	524	725	854	925	979	1,013	(24)
2016					147	378	521	584	630	662	-
2017						93	224	294	333	367	-
2018							85	215	296	359	-
2019								93	219	301	-
2020									64	159	-
2021										60	-
Total										$7,286	$(126)

Reserving Process and Methodology

U.S. Workers’ Compensation is an extremely long-tail line of business, with loss emergence extending for decades. We generally use a combination of loss development, frequency/severity and expected loss ratio methods for workers’ compensation.

Many of our workers compensation policies contain risk-sharing features, including high deductibles, self-insured retentions or retrospective rating features, in addition to a traditional insurance component. These risk-sharing programs generally are large and complex, comprising multiple products, years and structures, and are subject to amendment over time. We group guaranteed cost and excess of deductible business separately and then further by state and industry subset to the extent that meaningful differences are determined to exist. We also separately analyze certain subsets of the portfolio that have unique characteristics (e.g., U.S. government sub-contractor accounts and construction wrap-up business). For excess of deductible business, we also segment by size of deductible and whether the claim is handled by AIG or an outside third-party administrator. The proportion of large deductible business has increased over time, which has slowed the reporting pattern of claims.

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

Expected loss ratio methods for business written in excess of a deductible may be given significant weight in the most recent five accident years. In the 2016 analysis, we increased our tail factor estimates for states other than NY and CA for guaranteed cost business in recognition of longer medical development patterns that we have been seeing in recent years. We reflected increases in legal costs we have seen across the portfolio, particularly in California. The expected loss ratios used for recent accident years are based on the projected ultimate loss ratios for older years adjusted for rate changes, loss trend including inflation, and where appropriate, changing market conditions.

Additionally, over the years we have written a number of very large accounts which include workers’ compensation coverage. These accounts are generally individually priced by our actuaries, and to the extent appropriate, the indicated losses based on the pricing analysis may be used to record the initial estimated loss reserves for these accounts. Recent COVID-19 related events have caused disruption in claims frequency and severity as well as reporting patterns. Where appropriate and identifiable, adjustments have been made to standard projection techniques. Changes in Claims organization management, differing referral and review criteria and other factors may also be expected to alter loss emergence.
258 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

U.S. Excess Casualty

During 2021, we recognized $51 million of unfavorable prior year development in Excess Casualty, net of external reinsurance but before ADC cessions, driven by unfavorable large loss activity in a few of the more recent years, partially offset by favorable development in years prior to 2012.

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

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2021 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	IBNR Impact of Adverse Development Reinsurance Agreement	2021 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2012	$1,607	$1,403	$1,242	$1,488	$1,537	$1,486	$1,558	$1,502	$1,390	$1,428	$38	$201	3,844	$(296)	$(154)	$1,132	$47
2013		1,123	1,035	1,169	1,308	1,241	1,282	1,292	1,316	1,303	(13)	224	3,315	(333)	(182)	970	42
2014			938	1,069	1,275	1,260	1,339	1,283	1,248	1,269	21	288	2,839	(320)	(155)	949	133
2015				989	1,463	1,440	1,603	1,656	1,694	1,721	27	362	2,922	(490)	(248)	1,231	114
2016					898	1,146	1,162	1,171	1,274	1,250	(24)	436	2,454	-	-	1,250	436
2017						856	1,002	1,097	1,153	1,157	4	371	1,812	-	-	1,157	371
2018							648	646	721	769	48	288	1,177	-	-	769	288
2019								577	583	597	14	392	998	-	-	597	392
2020									406	413	7	371	790	-	-	413	371
2021										278		245	340	-	-	278	245
Total										$10,185	$122			$(1,439)		$8,746
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(5,541)	-			129		(5,412)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2012, net of reinsurance										2,196	(84)			(1,680)		516
Unallocated loss adjustment expense prior year development											13
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$6,840	$51			$(2,990)		$3,850

AIG | 2021 Form 10-K 259

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)						Prior Year Development
Accident Year	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$1,175	$1,163	$1,254	$1,214	$1,137	$1,132	$(5)
2013	935	932	981	1,032	970	970	-
2014	902	905	915	844	912	949	37
2015	1,027	1,015	1,139	1,163	1,211	1,231	20
2016	898	1,146	1,162	1,171	1,274	1,250	(24)
2017		856	1,002	1,097	1,153	1,157	4
2018			648	646	721	769	48
2019				577	583	597	14
2020					406	413	7
2021						278
Total	$4,937	$6,017	$7,101	$7,744	$8,367	$8,746	$101
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below						(5,412)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2012, net of reinsurance						516	(112)
Unallocated loss adjustment expense prior year development							92
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance						$3,850	$81

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)						Prior Year Development
Accident Year	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$(362)	$(323)	$(304)	$(288)	$(253)	$(296)	$(43)
2013	(373)	(309)	(301)	(260)	(346)	(333)	13
2014	(373)	(355)	(424)	(439)	(336)	(320)	16
2015	(436)	(425)	(464)	(493)	(483)	(490)	(7)
2016	-	-	-	-	-	-	-
2017	-	-	-	-	-	-	-
2018	-	-	-	-	-	-	-
2019	-	-	-	-	-	-	-
2020	-	-	-	-	-	-	-
2021	-	-	-	-	-	-	-
Total	$(1,544)	$(1,412)	$(1,493)	$(1,480)	$(1,418)	$(1,439)	$(21)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below						129
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2012, net of reinsurance						(1,680)	(28)
Unallocated loss adjustment expense prior year development							79
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance						$(2,990)	$30

260 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2012	$3	$106	$288	$495	$649	$887	$1,022	$1,121	$1,090	$1,111	$(24)
2013		15	105	207	387	578	705	819	882	903	(21)
2014			3	77	240	444	590	703	815	839	(28)
2015				9	210	391	718	935	1,061	1,124	(56)
2016					28	80	204	388	502	566	-
2017						1	45	156	505	585	-
2018							1	125	227	315	-
2019								7	43	79	-
2020									4	15	-
2021										4	-
Total										$5,541	$(129)

Reserving Process and Methodology

U.S. Excess Casualty policies tend to attach at a high layer above underlying policies, which causes the loss development pattern to be lagged significantly. Many of the claims notified to the excess layers are closed without payment because the claims never reach our layer as a result of high deductibles and other underlying coverages, while the claims that reach our layer can have large case reserves or settlements and be highly variable in terms of reported timing and amount. For a portion of this business, the underlying primary policies are issued by other insurance companies, which can limit our access to relevant information to help inform our judgments as the loss events evolve and mature. Furthermore, this coverage is often significantly impacted by the underwriting cycle and external judicial trends.

Recent accident years reflect a strategy towards having higher attachment points on the portfolio through changing participations in various layers within an insured’s program.

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

Expected loss ratio methods are generally used for at least the three latest accident years, due to the relatively low credibility of the reported losses. The loss experience is generally reviewed separately by attachment point. The expected loss ratios used for recent accident years are based on the projected ultimate loss ratios for older years adjusted for rate changes, loss trend including inflation, and where appropriate, changing market conditions. Recent COVID-19 related events have caused disruption in claims frequency and severity as well as reporting patterns. Where appropriate, and identifiable, adjustments have been made to standard projection techniques.

U.S. Other Casualty

U.S Other Casualty includes general liability, commercial auto, medical malpractice, and various other casualty lines of business.

In 2021, we recognized $1 million of favorable prior year development in Other Casualty, net of external reinsurance but before ADC cessions.

In 2020, we recognized $141 million of favorable prior year development in Other Casualty, net of external reinsurance but before ADC cessions.

AIG | 2021 Form 10-K 261

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

In 2019, we recognized $168 million of unfavorable prior year development in Other Casualty, net of external reinsurance but before ADC cessions, primarily as a result of unfavorable loss emergence in recent accident years.

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2021 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	IBNR Impact of Adverse Development Reinsurance Agreement	2021 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2012	$1,986	$2,139	$2,193	$2,203	$2,352	$2,407	$2,343	$2,328	$2,321	$2,338	$17	$138	44,226	$(204)	$(110)	$2,134	$28
2013		1,653	1,729	1,912	2,148	2,185	2,164	2,211	2,196	2,178	(18)	194	40,126	(252)	(165)	1,926	29
2014			1,751	1,721	1,963	2,009	1,910	1,916	1,946	1,935	(11)	120	38,149	(213)	(89)	1,722	31
2015				1,329	1,762	1,829	1,736	1,794	1,834	1,824	(10)	85	35,309	(262)	(61)	1,562	24
2016					1,339	1,343	1,321	1,391	1,340	1,323	(17)	238	28,646	-	-	1,323	238
2017						602	629	738	674	668	(6)	115	20,792	-	-	668	115
2018							802	845	837	870	33	355	16,314	-	-	870	355
2019								1,059	1,058	1,053	(5)	683	19,976	-	-	1,053	683
2020									524	576	52	427	9,958	-	-	576	427
2021										795		711	7,561	-	-	795	711
Total										$13,560	$35			$(931)		$12,629
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(9,436)	-			177		(9,259)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2012, net of reinsurance										1,435	(17)			(1,000)		435
Unallocated loss adjustment expense prior year development											(19)
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$5,559	$(1)			$(1,754)		$3,805

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)						Prior Year Development
Accident Year	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$2,189	$2,197	$2,175	$2,159	$2,135	$2,134	$(1)
2013	1,948	1,960	1,929	1,948	1,920	1,926	6
2014	1,667	1,678	1,634	1,694	1,701	1,722	21
2015	1,361	1,373	1,423	1,493	1,553	1,562	9
2016	1,339	1,343	1,321	1,391	1,340	1,323	(17)
2017		602	629	738	674	668	(6)
2018			802	845	837	870	33
2019				1,059	1,058	1,053	(5)
2020					524	576	52
2021						795
Total	$8,504	$9,153	$9,913	$11,327	$11,742	$12,629	$92
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below						(9,259)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2012, net of reinsurance						435	(46)
Unallocated loss adjustment expense prior year development							28
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance						$3,805	$74

262 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)						Prior Year Development
Accident Year	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$(163)	$(210)	$(168)	$(169)	$(186)	$(204)	$(18)
2013	(200)	(225)	(235)	(263)	(276)	(252)	24
2014	(296)	(331)	(276)	(222)	(245)	(213)	32
2015	(401)	(456)	(313)	(301)	(281)	(262)	19
2016	-	-	-	-	-	-	-
2017	-	-	-	-	-	-	-
2018	-	-	-	-	-	-	-
2019	-	-	-	-	-	-	-
2020	-	-	-	-	-	-	-
2021	-	-	-	-	-	-	-
Total	$(1,060)	$(1,222)	$(992)	$(955)	$(988)	$(931)	$57
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below						177
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2012, net of reinsurance						(1,000)	(29)
Unallocated loss adjustment expense prior year development							47
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance						$(1,754)	$75

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2012	$411	$739	$1,042	$1,385	$1,677	$1,869	$2,009	$2,053	$2,101	$2,130	$(23)
2013		169	594	962	1,248	1,485	1,688	1,809	1,885	1,900	(16)
2014			210	620	868	1,150	1,392	1,572	1,653	1,719	(51)
2015				105	309	769	1,087	1,351	1,485	1,603	(87)
2016					77	298	489	703	846	938	-
2017						51	111	216	314	455	-
2018							43	122	227	360	-
2019								53	138	226	-
2020									26	73	-
2021										32	-
Total										$9,436	$(177)
AIG | 2021 Form 10-K 263

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

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

For certain product lines with sufficient loss volume or seasoning, loss development methods may be given significant weight for all but the most recent one or two accident years. For smaller or more volatile subsets of business and excess of a large deductible business, loss development methods may be given limited weight for the five or more recent accident years. Expected loss ratio methods are used for the more recent accident years for these subsets. The loss experience for primary general liability business is generally reviewed at a level that is believed to provide the most appropriate data for reserve analysis. For other subsets, such as environmental, we utilize a combination of claim analysts’ loss projections and actuarial methods to estimate ultimate losses.

Expected loss ratio methods are generally given significant weight only in the most recent accident year, except for excess of large deductible business, in which expected loss ratio methods may receive weight for several of the most recent accident years. In recent years, the impact of the increase in the frequency of severe claims was projected in the accident years where it was most prevalent. The resulting increase in ultimate loss projections and loss ratios for those years impacted subsequent years through loss development factors and prior expected loss ratio assumptions, also incorporating rate changes, loss trend including inflation, and changing market condition impacts. Recent COVID-19 related events have caused disruption in claims frequency and severity as well as reporting patterns. Where appropriate, and identifiable, adjustments have been made to standard projection techniques. Changes in Claims organization management, differing referral and review criteria, and other factors may also be expected to alter loss emergence.

264 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

Prior Year Development

Primary General Liability

In 2021, we recognized favorable development of $28 million driven largely by favorable emergence in construction defect policies in older accident years.

In 2020, we recognized unfavorable development of $65 million largely driven by non-admitted casualty claims emerging in the last seven accident years.

In 2019, we recognized unfavorable development of $220 million largely driven by construction defect and construction wrap policies where we observed significant increases in severity in recent accident years.

Primary Commercial Auto Liability

In 2021, we experienced favorable development of approximately $6 million mainly driven by favorable auto liability claims emergence in recent accident years.

In 2020, we experienced unfavorable development of approximately $11 million mainly due to continued emergence of high severity claims in recent accident years.

In 2019, we experienced unfavorable development of approximately $23 million mainly due to deterioration in severity in the recent accident years in the large deductible business.

Medical Malpractice

During 2021, we recognized $25 million of unfavorable development largely driven by adverse trends in loss experience.

During 2020, we recognized $26 million of favorable development largely driven by favorable trends in large claim emergence.

During 2019, we recognized $30 million of unfavorable development largely driven by a few large cases.

Other Lines

During 2021, we recognized unfavorable development of $8 million driven by various offsetting movements with small adverse in excess auto.

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

U.S. Financial Lines

During 2021, we recognized $649 million of unfavorable prior year development in U.S. Financial Lines, net of external reinsurance but before ADC cessions, due to adverse experience in D&O, Cyber and EPLI. This includes adverse experience in Fiduciary from emergence of Excessive Fee claims and Cyber ransomware losses.

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

AIG | 2021 Form 10-K 265

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2021 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	IBNR Impact of Adverse Development Reinsurance Agreement	2021 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2012	$1,592	$1,763	$1,800	$1,907	$1,988	$1,990	$2,015	$2,077	$2,082	$2,067	$(15)	$63	20,094	$(117)	$(52)	$1,950	$11
2013		1,790	1,719	1,670	1,613	1,555	1,497	1,509	1,550	1,542	(8)	35	19,150	(127)	(32)	1,415	3
2014			1,812	1,777	1,892	1,927	1,960	1,981	2,000	2,057	57	174	17,630	(296)	(137)	1,761	37
2015				1,737	1,762	1,743	1,788	1,830	1,874	1,959	85	112	16,223	(364)	(101)	1,595	11
2016					1,605	1,855	1,993	2,064	2,139	2,281	142	305	16,111	-	-	2,281	305
2017						1,564	1,675	1,756	1,846	1,898	52	263	15,149	-	-	1,898	263
2018							1,640	1,766	1,882	2,063	181	593	14,721	-	-	2,063	593
2019								1,503	1,536	1,627	91	637	13,122	-	-	1,627	637
2020									1,213	1,252	39	685	10,055	-	-	1,252	685
2021										1,430		1,318	6,386	-	-	1,430	1,318
Total										$18,176	$624			$(904)		$17,272
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(12,198)	-			326		(11,872)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2012, net of reinsurance										138	(20)			(182)		(44)
Unallocated loss adjustment expense prior year development											45
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$6,116	$649			$(760)		$5,356

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)						Prior Year Development
Accident Year	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$1,906	$1,907	$1,925	$1,962	$1,948	$1,950	$2
2013	1,442	1,429	1,408	1,409	1,402	1,415	13
2014	1,733	1,729	1,753	1,741	1,759	1,761	2
2015	1,429	1,430	1,462	1,552	1,550	1,595	45
2016	1,605	1,855	1,993	2,064	2,139	2,281	142
2017		1,564	1,675	1,756	1,846	1,898	52
2018			1,640	1,766	1,882	2,063	181
2019				1,503	1,536	1,627	91
2020					1,213	1,252	39
2021						1,430
Total	$8,115	$9,914	$11,856	$13,753	$15,275	$17,272	$567
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below						(11,872)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2012, net of reinsurance						(44)	(63)
Unallocated loss adjustment expense prior year development							60
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance						$5,356	$564

266 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)						Prior Year Development
Accident Year	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$(82)	$(83)	$(90)	$(115)	$(134)	$(117)	$17
2013	(171)	(126)	(89)	(100)	(148)	(127)	21
2014	(159)	(198)	(207)	(240)	(241)	(296)	(55)
2015	(333)	(313)	(326)	(278)	(324)	(364)	(40)
2016	-	-	-	-	-	-	-
2017	-	-	-	-	-	-	-
2018	-	-	-	-	-	-	-
2019	-	-	-	-	-	-	-
2020	-	-	-	-	-	-	-
2021	-	-	-	-	-	-	-
Total	$(745)	$(720)	$(712)	$(733)	$(847)	$(904)	$(57)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below						326
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2012, net of reinsurance						(182)	(43)
Unallocated loss adjustment expense prior year development							15
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance						$(760)	$(85)

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2012	$73	$403	$812	$1,250	$1,494	$1,622	$1,687	$1,859	$1,904	$1,925	$(19)
2013		41	327	682	945	1,139	1,235	1,314	1,362	1,440	(63)
2014			66	366	849	1,158	1,387	1,573	1,658	1,758	(79)
2015				63	390	791	1,055	1,282	1,488	1,686	(165)
2016					73	499	1,002	1,358	1,659	1,826	-
2017						64	391	761	1,118	1,396	-
2018							86	486	835	1,126	-
2019								94	367	642	-
2020									84	356	-
2021										43	-
Total										$12,198	$(326)

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

AIG | 2021 Form 10-K 267

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

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

Frequency/severity methods are generally not used in isolation for these product lines as the overall losses are driven by large losses more than by claim frequency. For commercial D&O segments though, we reflect claims dismissal rates in our frequency estimates, particularly for securities class action suits, as claims severity varies directly with claims jurisprudence. Severity trends have varied significantly from accident year to accident year and care is required in analyzing these trends by claim type. In view of the changing severity profile of the book, we use a capped and excess layer approach on many segments to better reflect the potential impact of large claims on the results by accident year.

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

Expected loss ratio methods are also given weight for the more recent accident years. IBNR factor methods are used, when the nature of losses is low frequency/high severity. The IBNR factors, when applied to earned premium, generate the ultimate expected losses (or other exposure measure) yet to be reported. The factors are determined based on prior accident quarters’ loss costs adjusted to reflect current cost levels and the historical emergence of those loss costs. The factors are continually reevaluated to reflect emerging claim experience, rate changes, loss trends including inflation, or other market and underwriting strategy factors that could affect the adequacy of the IBNR factor being employed. Recent COVID-19 related events have caused disruption in claims frequency and severity as well as reporting patterns. Where appropriate, and identifiable, adjustments have been made to standard projection techniques. Also, many subsets of the business have experienced significant re-underwriting efforts and planned turnover which could likely lead to differing emergence patterns over time. Changes in Claims management, differing referral and review criteria, and other factors may also be expected to alter loss emergence.

U.S. Property and Special Risks

During 2021, we recognized $172 million of unfavorable prior year development in U.S. Property and Special Risks driven largely by the impact of reductions in reinsurance recoveries driven by changes in catastrophe loss estimates.

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

268 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2021 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	IBNR Impact of Adverse Development Reinsurance Agreement	2021 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2012	$4,166	$4,276	$4,257	$4,215	$4,327	$4,319	$4,301	$4,285	$4,282	$4,272	$(10)	$39	48,478	$(16)	$(6)	$4,256	$33
2013		2,528	2,531	2,389	2,434	2,447	2,449	2,440	2,433	2,422	(11)	27	49,990	(32)	(16)	2,390	11
2014			2,943	2,712	2,783	2,770	2,788	2,768	2,750	2,730	(20)	65	60,699	(70)	(33)	2,660	32
2015				3,100	2,982	2,911	2,901	2,865	2,860	2,868	8	77	59,363	(107)	(47)	2,761	30
2016					3,146	3,184	3,099	3,086	3,077	3,061	(16)	38	54,635	-	-	3,061	38
2017						5,368	4,902	4,742	4,740	4,749	9	111	79,437	-	-	4,749	111
2018							3,702	3,757	3,712	3,930	218	346	69,199	-	-	3,930	346
2019								2,809	2,850	2,882	32	300	78,109	-	-	2,882	300
2020									4,481	4,466	(15)	1,293	66,812	-	-	4,466	1,293
2021										3,554		1,316	55,054	-	-	3,554	1,316
Total										$34,934	$195			$(225)		34,709
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(28,355)	-			47		(28,308)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2012, net of reinsurance										340	(10)			(126)		214
Unallocated loss adjustment expense prior year development											(13)
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$6,919	$172			$(304)		6,615

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)						Prior Year Development
Accident Year	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$4,300	$4,294	$4,282	$4,259	$4,259	$4,256	$(3)
2013	2,407	2,409	2,422	2,402	2,397	2,390	(7)
2014	2,716	2,709	2,724	2,692	2,672	2,660	(12)
2015	2,841	2,813	2,814	2,771	2,761	2,761	-
2016	3,146	3,184	3,099	3,086	3,077	3,061	(16)
2017		5,368	4,902	4,742	4,740	4,749	9
2018			3,702	3,757	3,712	3,930	218
2019				2,809	2,850	2,882	32
2020					4,481	4,466	(15)
2021						3,554
Total	$15,410	$20,777	$23,945	$26,518	$30,949	$34,709	$206
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below						(28,308)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2012, net of reinsurance						214	4
Unallocated loss adjustment expense prior year development							(6)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance						$6,615	$204

AIG | 2021 Form 10-K 269

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)						Prior Year Development
Accident Year	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$(27)	$(25)	$(19)	$(26)	$(23)	$(16)	$7
2013	(27)	(38)	(27)	(38)	(36)	(32)	4
2014	(67)	(61)	(64)	(76)	(78)	(70)	8
2015	(141)	(98)	(87)	(94)	(99)	(107)	(8)
2016	-	-	-	-	-	-	-
2017	-	-	-	-	-	-	-
2018	-	-	-	-	-	-	-
2019	-	-	-	-	-	-	-
2020	-	-	-	-	-	-	-
2021	-	-	-	-	-	-	-
Total	$(262)	$(222)	$(197)	$(234)	$(236)	$(225)	$11
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below						47
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2012, net of reinsurance						(126)	14
Unallocated loss adjustment expense prior year development							7
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance						$(304)	$32

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2012	$840	$2,709	$3,404	$3,768	$3,985	$4,114	$4,146	$4,180	$4,195	$4,204	$(5)
2013		734	1,571	1,849	2,042	2,189	2,301	2,326	2,345	2,355	(5)
2014			913	1,761	2,113	2,326	2,465	2,558	2,597	2,628	(13)
2015				1,037	1,871	2,237	2,492	2,618	2,688	2,726	(24)
2016					999	2,027	2,362	2,613	2,798	2,882	-
2017						1,359	3,068	3,790	4,142	4,397	-
2018							1,059	2,649	3,044	3,292	-
2019								1,137	2,032	2,341	-
2020									1,180	2,356	-
2021										1,174	-
Total										$28,355	$(47)
270 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

Reserving Process and Methodology

U.S. Property products include commercial, industrial and energy-related property insurance products and services that cover exposures to manmade and natural disasters, including business interruption. U.S. Special Risk products include aerospace, environmental, political risk, trade credit, surety and marine insurance, and program business for various small and medium sized enterprises insurance lines. The program segments include both property and casualty exposures. Recent years have seen an increasing proportion of non-admitted coverages which has altered the underlying customer profile to be less severe in the aggregate.

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

IBNR factor methods are used when the nature of losses is low frequency/high severity. The IBNR factors, when applied to earned premium, generate the ultimate expected losses (or other exposure measure) yet to be reported. The factors are determined based on prior accident quarters’ loss costs adjusted to reflect current cost levels and the historical emergence of those loss costs. The factors are continually reevaluated to reflect emerging claim experience, rate changes, loss trends including inflation, or other factors that could affect the adequacy of the IBNR factor being employed.

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

U.S. Personal Insurance

During 2021, we recognized $412 million of favorable prior year development in U.S. Personal Insurance, net of external reinsurance but before ADC cessions, mainly due to favorable development and subrogation recoveries from the 2017 and 2018 catastrophe years.

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

AIG | 2021 Form 10-K 271

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2021 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	IBNR Impact of Adverse Development Reinsurance Agreement	2021 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2012	$2,208	$2,128	$2,109	$2,083	$2,077	$2,094	$2,095	$2,099	$2,101	$2,100	$(1)	$-	404,039	$(1)	$-	$2,099	$-
2013		1,887	1,816	1,803	1,782	1,780	1,776	1,777	1,778	1,777	(1)	1	335,374	(1)	(1)	1,776	-
2014			1,552	1,562	1,572	1,572	1,583	1,584	1,588	1,587	(1)	1	275,040	(5)	(1)	1,582	-
2015				1,511	1,498	1,494	1,483	1,482	1,485	1,487	2	10	260,934	(5)	(2)	1,482	8
2016					1,536	1,533	1,533	1,540	1,542	1,544	2	15	247,133	-	-	1,544	15
2017						1,878	2,137	2,011	2,057	1,924	(133)	46	219,420	-	-	1,924	46
2018							2,188	2,193	2,154	1,937	(217)	52	101,536	-	-	1,937	52
2019								1,593	1,664	1,646	(18)	185	91,463	-	-	1,646	185
2020									954	906	(48)	155	52,251	-	-	906	155
2021										748		129	40,437	-	-	748	129
Total										$15,656	$(415)			$(12)		15,644
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(14,582)	-			6		(14,576)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2012, net of reinsurance										(62)	3			(5)		(67)
Unallocated loss adjustment expense prior year development											-
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$1,012	$(412)			$(11)		1,001

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)						Prior Year Development
Accident Year	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$2,088	$2,091	$2,093	$2,098	$2,100	$2,099	$(1)
2013	1,774	1,774	1,774	1,776	1,776	1,776	-
2014	1,564	1,564	1,571	1,580	1,584	1,582	(2)
2015	1,476	1,475	1,472	1,476	1,480	1,482	2
2016	1,536	1,533	1,533	1,540	1,542	1,544	2
2017		1,878	2,137	2,011	2,057	1,924	(133)
2018			2,188	2,193	2,154	1,937	(217)
2019				1,593	1,664	1,646	(18)
2020					954	906	(48)
2021						748
Total	$8,438	$10,315	$12,768	$14,267	$15,311	$15,644	$(415)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below						(14,576)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2012, net of reinsurance						(67)	4
Unallocated loss adjustment expense prior year development							-
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance						$1,001	$(411)

272 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)						Prior Year Development
Accident Year	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$11	$(3)	$(2)	$(1)	$(1)	$(1)	$-
2013	(8)	(6)	(2)	(1)	(2)	(1)	1
2014	(8)	(8)	(12)	(4)	(4)	(5)	(1)
2015	(22)	(19)	(11)	(6)	(5)	(5)	-
2016	-	-	-	-	-	-	-
2017	-	-	-	-	-	-	-
2018	-	-	-	-	-	-	-
2019	-	-	-	-	-	-	-
2020	-	-	-	-	-	-	-
2021	-	-	-	-	-	-	-
Total	$(27)	$(36)	$(27)	$(12)	$(12)	$(12)	$-
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below						6
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2012, net of reinsurance						(5)	1
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance						$(11)	$1

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2012	$1,238	$1,936	$1,996	$2,035	$2,065	$2,079	$2,085	$2,095	$2,098	$2,099	$(1)
2013		1,109	1,634	1,705	1,744	1,759	1,766	1,772	1,774	1,775	-
2014			959	1,380	1,463	1,507	1,536	1,555	1,568	1,572	(3)
2015				931	1,320	1,411	1,439	1,455	1,461	1,463	(2)
2016					857	1,344	1,422	1,460	1,501	1,512	-
2017						941	1,672	1,896	1,789	1,826	-
2018							1,227	1,939	1,973	1,789	-
2019								884	1,295	1,379	-
2020									667	679	-
2021										488	-
Total										$14,582	$(6)

AIG | 2021 Form 10-K 273

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

Reserving Process and Methodology

U.S. Personal Insurance consists of accident and health and personal lines. Accident and health products include voluntary and sponsor-paid personal accident and supplemental health products for individuals, employees, associations and other organizations as well as a broad range of travel insurance products and services for leisure and business travelers. Personal lines include automobile and homeowners’ insurance, extended warranty, and consumer specialty products, such as identity theft and credit card protection. Personal lines also provides insurance for high net worth individuals offered through AIG Private Client Group, including auto, homeowners, umbrella, yacht, fine art and collections insurance. Personal lines are generally short-tail in nature and can reflect significant salvage and subrogation recoveries.

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

For these classes of business, reliance is placed on frequency/severity methods as claim counts emerge quickly for personal auto. Frequency/severity methods allow for more immediate analysis of resulting loss trends and comparisons to industry and other diagnostic metrics. Recent COVID-19 related events have caused disruption in claims frequency and severity as well as reporting patterns. Where appropriate, and identifiable, adjustments have been made to standard projection techniques.

UK/Europe Casualty and Financial Lines

During 2021, we recognized $210 million of unfavorable prior year development in UK and Europe Casualty and Financial Lines driven by recognition of large loss activity in Financial PI in the UK and Commercial D&O in Europe.

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

274 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (in millions)											December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2021 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2012	$1,116	$1,095	$1,060	$1,136	$1,198	$1,175	$1,240	$1,226	$1,240	$1,246	$6	$38	141,043
2013		1,068	1,114	1,087	1,069	1,075	1,149	1,194	1,218	1,212	(6)	63	109,088
2014			1,066	1,041	1,065	1,029	1,069	1,156	1,100	1,141	41	67	101,702
2015				1,125	1,271	1,267	1,210	1,283	1,272	1,275	3	93	112,671
2016					1,351	1,483	1,538	1,540	1,643	1,640	(3)	200	140,787
2017						1,334	1,359	1,289	1,356	1,419	63	257	148,004
2018							1,379	1,452	1,521	1,551	30	407	151,608
2019								1,483	1,296	1,372	76	543	139,801
2020									1,253	1,303	50	834	86,834
2021										1,557		1,204	62,310
Total										$13,716	$260
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(7,339)	-
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2012, net of reinsurance										798	(50)
Unallocated loss adjustment expense prior year development											-
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$7,175	$210

* The losses reported in the table are not covered by the ADC.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (in millions)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$108	$311	$456	$636	$769	$861	$965	$1,026	$1,056	$1,079
2013		92	347	499	637	756	875	957	1,007	1,040
2014			74	266	422	545	649	718	783	845
2015				73	246	444	584	706	886	979
2016					123	389	602	795	955	1,086
2017						100	288	460	619	774
2018							116	383	586	760
2019								101	323	490
2020									61	233
2021										53
Total										$7,339

* The losses reported in the table are not covered by the ADC.

AIG | 2021 Form 10-K 275

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

Reserving Process and Methodology

UK/Europe is our largest non-U.S. region for Liability and Financial Lines. UK/Europe Casualty and Financial Lines is composed of third-party coverages including general liability, auto liability, D&O, professional liability and various other coverages throughout both the UK and Continental Europe. These areas are all long-tail in nature and while somewhat diverse in terms of exposures, these lines are often subject to similar trends. These lines are impacted by the underwriting cycle and external judicial trends. The largest share of business is in the UK, but significant business is also written in other European countries such as Germany, France, and Italy.

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

We generally use a combination of loss development methods and expected loss ratio methods. For countries and coverages with sufficient loss volume, loss development methods may be given significant weight for all but the most recent accident years. For smaller countries and more volatile product lines, loss development methods are typically given limited weight for recent accident years. Further, we may rely on larger data subsets in determining the loss development factors and a priori loss ratio assumptions. Expected loss ratios are continually reevaluated to reflect emerging claim experience, rate changes, loss trends including inflation, or other market and underwriting strategy factors that could affect the appropriateness of the methods being employed. Recent COVID-19 related events have caused disruption in claims frequency and severity as well as reporting patterns. Where appropriate, and identifiable, adjustments have been made to standard projection techniques. Also, many subsets of the business have experienced significant re-underwriting efforts and planned turnover which could likely lead to differing emergence patterns over time. Changes in Claims management, differing referral and review criteria, and other factors may also be expected to alter loss emergence.

In general, the loss development for long-tail lines in UK/Europe has been more stable than the development in U.S. long-tail lines, although some underlying drivers have affected the results in a similar manner (e.g. the impact of the financial crisis in accident years 2008 and 2009, COVID-19, etc.).

UK/Europe Property and Special Risks

During 2021, we recognized $118 million of favorable prior year development in the Europe Property and Special Risks segment driven by favorable emergence across several Specialty classes.

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

276 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (in millions)											December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2021 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2012	$1,336	$1,230	$1,160	$1,144	$1,125	$1,130	$1,115	$1,096	$1,103	$1,104	$1	$6	40,170
2013		1,438	1,430	1,319	1,298	1,283	1,274	1,256	1,247	1,246	(1)	2	40,053
2014			1,492	1,517	1,496	1,487	1,495	1,469	1,430	1,425	(5)	(5)	48,480
2015				1,613	1,562	1,544	1,513	1,486	1,475	1,462	(13)	13	53,970
2016					1,581	1,729	1,722	1,724	1,720	1,716	(4)	22	56,996
2017						1,702	1,659	1,650	1,656	1,639	(17)	44	53,464
2018							1,570	1,580	1,555	1,545	(10)	73	44,018
2019								1,206	1,148	1,143	(5)	121	32,749
2020									1,329	1,278	(51)	281	24,220
2021										1,223		444	14,493
Total										$13,781	$(105)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(11,204)	-
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2012, net of reinsurance										54	(13)
Unallocated loss adjustment expense prior year development											-
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$2,631	$(118)

* The losses reported in the table are not covered by the ADC.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (in millions)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$281	$730	$922	$991	$1,038	$1,064	$1,073	$1,080	$1,081	$1,085
2013		336	825	1,053	1,129	1,179	1,200	1,211	1,217	1,219
2014			322	938	1,225	1,296	1,335	1,363	1,373	1,386
2015				352	940	1,223	1,330	1,367	1,390	1,400
2016					467	1,138	1,396	1,534	1,581	1,610
2017						360	965	1,252	1,400	1,458
2018							323	1,002	1,194	1,324
2019								272	666	840
2020									257	688
2021										194
Total										$11,204

* The losses reported in the table are not covered by the ADC.
AIG | 2021 Form 10-K 277

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

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

Expected loss ratio methods are used to determine the loss reserves for the latest accident year. We also use ground-up claim projections provided by our claims staff to assist in developing the appropriate reserve. The expected loss ratio used for the latest accident year is based on the projected ultimate loss ratios for older years adjusted for rate changes, loss trend including inflation, and where appropriate, changing market conditions. Recent COVID-19 related events have caused disruption in claims frequency and severity as well as reporting patterns. Where appropriate, and identifiable, adjustments have been made to standard projection techniques.

UK/Europe and Japan Personal Insurance

During 2021, we recognized $173 million of favorable prior year development in UK/Europe and Japan Personal Insurance due to favorable loss trends in personal auto in Japan and Europe and accident and health in all three regions.

During 2020, we recognized $39 million of favorable prior year development in UK/Europe and Japan Personal Insurance due to favorable frequency and severity trends.

During 2019, we recognized $119 million of favorable prior year development in UK/Europe and Japan Personal Insurance due to favorable loss trends in personal auto and accident and health business.

278 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (in millions)											December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2021 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2012	$2,871	$2,853	$2,834	$2,819	$2,828	$2,818	$2,815	$2,814	$2,813	$2,812	$(1)	$1	1,730,022
2013		2,720	2,721	2,686	2,686	2,681	2,677	2,674	2,673	2,671	(2)	3	1,736,664
2014			2,682	2,692	2,674	2,671	2,664	2,663	2,664	2,662	(2)	3	1,795,001
2015				2,753	2,728	2,730	2,719	2,718	2,718	2,717	(1)	6	1,775,633
2016					2,703	2,698	2,682	2,674	2,673	2,668	(5)	10	1,797,359
2017						2,643	2,559	2,541	2,536	2,533	(3)	14	1,722,818
2018							3,137	3,050	3,055	3,055	-	59	1,885,145
2019								2,521	2,474	2,473	(1)	89	1,656,951
2020									2,252	2,104	(148)	141	1,354,093
2021										2,171		388	1,197,412
Total										$25,866	$(163)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(23,950)	-
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2012, net of reinsurance										46	(10)
Unallocated loss adjustment expense prior year development											-
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$1,962	$(173)

* The losses reported in the table are not covered by the ADC.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (in millions)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	Unaudited
2012	$1,603	$2,348	$2,576	$2,682	$2,739	$2,768	$2,785	$2,793	$2,798	$2,802
2013		1,492	2,229	2,445	2,551	2,607	2,638	2,650	2,657	2,663
2014			1,464	2,206	2,427	2,536	2,593	2,618	2,632	2,641
2015				1,486	2,247	2,468	2,587	2,630	2,661	2,683
2016					1,485	2,211	2,427	2,532	2,587	2,616
2017						1,453	2,164	2,353	2,437	2,479
2018							1,853	2,577	2,781	2,885
2019								1,454	2,090	2,247
2020									1,212	1,746
2021										1,188
Total										$23,950

* The losses reported in the table are not covered by the ADC.

AIG | 2021 Form 10-K 279

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

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

For these classes of business, reliance is placed on frequency/severity methods as claim counts emerge quickly for personal auto. Frequency/severity methods allow for more immediate analysis of resulting loss trends and comparisons to industry and other diagnostic metrics. Recent COVID-19 related events have caused disruption in claims frequency and severity as well as reporting patterns. Where appropriate, and identifiable, adjustments have been made to standard projection techniques.

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

Development on earlier Accident Years

The following table summarizes (favorable) unfavorable development, of incurred losses and loss adjustment expenses on accident years beyond the 10 years shown in the previous section’s development triangles by operating segment and major class of business:

Years Ended December 31,
(in millions)	2021	2020	2019
U.S. Workers' compensation (before discount)	$(365)	$(87)	$(210)
U.S. Excess casualty	(84)	(237)	54
U.S. Other casualty	(17)	(40)	(170)
U.S. Financial Lines	(20)	25	11
U.S. Property and Special Risks	(10)	(6)	(3)
U.S. Personal Insurance	3	3	1
UK/Europe Casualty and Financial Lines	(50)	6	9
UK/Europe Property and Special Risks	(13)	-	(28)
UK/Europe and Japan Personal Insurance	(10)	3	-
Other Operations Run-Off	(10)	4	(46)
All Other including unallocated loss adjustment expenses	7	(128)	116
Total prior year favorable development	$(569)	$(457)	$(266)

280 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

Claims Payout Patterns

The following table presents the historical average annual percentage claims payout on an accident year basis at the same level of disaggregation as presented in the claims development table.

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
U.S. Workers' compensation	13.1%	17.7%	11.8%	7.6%	5.8%	3.9%	2.6%	2.0%	2.5%	2.0%
U.S. Excess casualty	0.8	7.2	10.3	17.1	10.9	9.6	7.7	4.6	(0.2)	1.4
U.S. Other casualty	7.4	13.0	14.8	15.1	13.7	8.2	5.6	2.9	1.4	1.3
U.S. Financial Lines	3.9	17.7	20.3	16.5	12.5	7.8	5.6	5.4	3.6	1.0
U.S. Property and Special Risks	30.7	34.0	12.5	7.9	5.3	3.2	1.1	0.9	0.4	0.2
U.S. Personal Insurance	60.5	27.5	5.2	(0.6)	1.6	0.7	0.4	0.3	0.1	0.1
UK/Europe Casualty and Financial Lines	6.6	16.0	13.0	11.7	10.0	9.1	7.0	4.8	2.6	1.8
UK/Europe Property and Special Risks	22.9	39.1	16.9	7.2	3.3	1.9	0.8	0.7	0.1	0.4
UK/Europe and Japan Personal Insurance	56.7	26.7	7.7	3.8	1.9	1.1	0.6	0.3	0.2	0.1

Discounting of Loss Reserves

At December 31, 2021 and 2020, the loss reserves reflect a net loss reserve discount of $876 million and $725 million, respectively, including tabular and non-tabular calculations based upon the following assumptions:

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

• The tabular workers’ compensation discount is calculated based on the mortality rate used in the 2007 U.S. Life table and interest rates prescribed or permitted by each state (i.e. New York is based on 5 percent interest rate and Pennsylvania and Delaware are based on U.S. Treasury plus liquidity rate). In the case that applying this tabular discount factor to our nominal reserves produces a tabular discount that is greater than the indemnity portion of our case reserves, the tabular discount is capped at our estimate of the indemnity portion of our cases reserves (45 percent).

The discount for asbestos reserves has been fully accreted.

At December 31, 2021 and 2020, the discount consists of $260 million and $285 million of tabular discount, respectively, and $616 million and $440 million of non-tabular discount for workers’ compensation, respectively. During the years ended December 31, 2021, 2020, and 2019 the benefit / (charge) from changes in discount of $193 million, $(516) million and $(955) million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Consolidated Statements of Income (Loss).

The following table presents the components of the loss reserve discount discussed above:

	December 31, 2021			December 31, 2020
	North America	Other		North America	Other
	Commercial	Operations		Commercial	Operations
(in millions)	Insurance	Run-Off(b)	Total	Insurance	Run-Off(b)	Total
U.S. workers' compensation	$1,829	$-	$1,829	$1,636	$-	$1,636
Retroactive reinsurance	(953)	-	(953)	(911)	-	(911)
Total reserve discount(a)	$876	$-	$876	$725	$-	$725

(a)Excludes $116 million and $151 million of discount related to certain long tail liabilities in the UK at December 31, 2021 and 2020, respectively.

(b)Excludes $500 million and $493 million, respectively, of discount which was 100 percent ceded to Fortitude Re at December 31, 2021 and 2020. On June 2, 2020, we completed the Majority Interest Fortitude Sale. For additional information see Note 1.

AIG | 2021 Form 10-K 281

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

The following table presents the net loss reserve discount benefit (charge):

Years Ended December 31,	2021			2020			2019
	North			North			North
	America	Other		America	Other		America	Other
	Commercial	Operations		Commercial	Operations		Commercial	Operations
(in millions)	Insurance	Run-Off(b)	Total	Insurance	Run-Off	Total	Insurance	Run-Off	Total
Current accident year	$62	$-	$62	$71	$-	$71	$108	$-	$108
Accretion and other adjustments
to prior year discount	(88)	-	(88)	(162)	(18)	(180)	(229)	(87)	(316)
Effect of interest rate changes	219	-	219	(407)	-	(407)	(527)	(220)	(747)
Net reserve discount
benefit (charge)	193	-	193	(498)	(18)	(516)	(648)	(307)	(955)
Change in discount on loss
reserves ceded under
retroactive reinsurance	(42)	-	(42)	340	-	340	469	-	469
Net change in total
reserve discount(a)	$151	$-	$151	$(158)	$(18)	$(176)	$(179)	$(307)	$(486)

(a) Excludes $(35) million, $(20) million, and $9 million of discount related to certain long tail liabilities in the UK at December 31, 2021, 2020, and 2019, respectively.

(b) On June 2, 2020, we completed the Majority Interest Fortitude Sale. For additional information see Note 1. Change in discount prior to the sale is included in the above at December 31, 2020. Following the sale, 100 percent of the discount is ceded to Fortitude Re.

During 2021, effective interest rates increased due to an increase in the forward yield curve component of the discount rates reflecting an increase in U.S. Treasury rates along with changes in payout pattern assumptions. This resulted in an increase in the loss reserve discount by $219 million in 2021.

During 2020 and 2019, effective interest rates declined due to a decrease in the forward yield curve component of the discount rates reflecting a decline in U.S. Treasury rates along with changes in payout pattern assumptions. This resulted in a decrease in the loss reserve discount by $407 million and $747 million in 2020 and 2019, respectively.

Amortization of Deferred Gain on Retroactive Reinsurance

Amortization of the deferred gain on retroactive reinsurance includes $137 million, $196 million and $193 million related to the adverse development reinsurance cover with NICO for the years ended December 31, 2021, 2020 and 2019, respectively.

Amounts recognized reflect the amortization of the initial deferred gain at inception, as amended for subsequent changes in the deferred gain due to changes in subject reserves.

282 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

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

For universal life policies with secondary guarantees, we recognize certain liabilities in addition to policyholder account balances. For universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception, a liability is recognized based on a benefit ratio of (a) the present value of total expected payments, in excess of the account value, over the life of the contract, divided by (b) the present value of total expected assessments over the life of the contract. For universal life policies without secondary guarantees, for which profits followed by losses are first expected after contract inception, we establish a liability, in addition to policyholder account balances, so that expected future losses are recognized in proportion to the emergence of profits in the earlier (profitable) years. Universal life account balances as well as these additional liabilities related to universal life products are reported within Future Policy Benefits in the Consolidated Balance Sheet. These additional liabilities are also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale and prior to 2018, equity securities at fair value on accumulated assessments, with related changes recognized through Other comprehensive income. The policyholder behavior assumptions for these liabilities include mortality, lapses and premium persistency. The capital market assumptions used for the liability for universal life secondary guarantees include discount rates and net earned rates.

For additional information on guaranteed minimum death benefits see Note 13.

The following table presents universal life policies with secondary guarantees and similar features (excluding base policy liabilities and embedded derivatives):

	Years Ended December 31,
(in millions)	2021	2020(b)	2019(b)
Balance, beginning of year	$4,751	$3,787	$2,893
Incurred guaranteed benefits(a)	603	1,041	514
Paid guaranteed benefits	(489)	(470)	(469)
Changes related to unrealized appreciation (depreciation) of investments	(360)	393	849
Balance, end of year	$4,505	$4,751	$3,787

(a) Incurred guaranteed benefits include the portion of assessments established as additions to reserves as well as changes in estimates (assumption unlockings) affecting these reserves.

(b) Prior periods have been updated to include impacts of the changes related to unrealized appreciation (depreciation) of investments.

The following table presents details concerning our Universal life policies with secondary guarantees and similar features:

At December 31,
(dollars in millions)	2021	2020
Account value	$3,313	$3,078
Net amount at risk	65,801	63,721
Average attained age of contract holders	53	53

The liability for long-duration future policy benefits has been established including assumptions for interest rates which vary by year of issuance and product, and range from approximately 0.2 percent to 14.6 percent. Mortality and surrender rate assumptions are generally based on actual experience when the liability is established.

AIG | 2021 Form 10-K 283

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

Policyholder Contract Deposits

The liability for Policyholder contract deposits is primarily recorded at accumulated value (deposits received and net transfers from separate accounts, plus accrued interest credited at rates ranging from 0.3 percent to 10 percent at December 31, 2021, less withdrawals and assessed fees). Deposits collected on investment-oriented products are not reflected as revenues, because they are recorded directly to Policyholder contract deposits upon receipt. Amounts assessed against the contract holders for mortality, administrative, and other services are included in revenues.

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

For additional information on guaranteed benefits accounted for as embedded derivatives see Note 13.

Under a funding agreement-backed notes issuance program, an unaffiliated, non-consolidated statutory trust issues medium-term notes to investors, which are secured by GICs issued to the trust by one of our Life and Retirement companies through our Institutional Markets business.

The following table presents Policyholder contract deposits:

At December 31,
(in millions)	2021	2020*
Policyholder contract deposits:
Individual Retirement	$87,664	$84,874
Group Retirement	44,087	43,804
Life Insurance	10,298	10,286
Institutional Markets	10,810	11,361
Fortitude Re	3,827	4,145
Total Policyholder contract deposits	$156,686	$154,470

* Liabilities for certain universal life products were reclassified from Policyholder contract deposits to Future policy benefits for life and accident and health insurance contracts. For additional information, see Note 1.

Other Policyholder Funds

Other policyholder funds include unearned revenue reserves (URR). URR consist of front-end loads on investment-oriented contracts, representing those policy loads that are non-level and typically higher in initial policy years than in later policy years. URR for investment-oriented contracts are generally deferred and amortized, with interest, in relation to the incidence of estimated gross profits (EGPs) to be realized over the estimated lives of the contracts and are subject to the same adjustments due to changes in the assumptions underlying EGPs as DAC. Amortization of URR is recorded in Policy fees. Similar to unrealized appreciation (depreciation) of investments for DAC, URR related to investment-oriented products is also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale with related changes recognized through Other comprehensive income.

Other policyholder funds also include provisions for future dividends to participating policyholders, accrued in accordance with all applicable regulatory or contractual provisions. Participating life business represented approximately 1.2 percent of gross insurance in force at December 31, 2021 and 1.7 percent of gross domestic premiums and other considerations in 2021. The amount of annual dividends to be paid is approved locally by the boards of directors of the Life and Retirement companies. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations. The portions of current and prior net income and of current unrealized appreciation of investments that can inure to our benefit are restricted in some cases by the insurance contracts and by the local insurance regulations of the jurisdictions in which the policies are in force.

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

284 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Variable Life and Annuity Contracts

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

Amounts assessed against the contract holders for mortality, administrative and other services are included in revenue. Net investment income, net investment gains and losses, changes in fair value of assets, and policyholder account deposits and withdrawals related to separate accounts are excluded from the Consolidated Statements of Income (Loss), Comprehensive Income (Loss) and Cash Flows.

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

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

At December 31,
(in millions)	2021	2020*
Equity funds	$62,241	$56,762
Bond funds	9,016	8,298
Balanced funds	29,311	27,307
Money market funds	1,005	1,122
Total	$101,573	$93,489

* Total variable annuity contracts with guarantees on December 31, 2020 was revised from $94.0 billion to $93.5 billion across all separate account investment options. These revisions have no impact on AIG’s consolidated financial statements and are not considered material to previously issued financial statements.

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

AIG | 2021 Form 10-K 285

ITEM 8 | Notes to Consolidated Financial Statements | 13. Variable Life and Annuity Contracts

The following table presents details concerning our GMDB exposures, by benefit type:

At December 31,	2021		2020
	Net Deposits		Net Deposits
	Plus a Minimum	Highest Contract	Plus a Minimum	Highest Contract
(dollars in millions)	Return	Value Attained	Return	Value Attained
Account value	$114,936	$17,298	$105,010	$16,667
Net amount at risk	509	258	490	276
Average attained age of contract holders by product	66	72	65	72
Range of guaranteed minimum return rates	0-4.50%		0-4.50%

The following summarizes GMDB liability related to variable annuity contracts:

Years Ended December 31,
(in millions)	2021	2020	2019
Balance, beginning of year	$421	$407	$397
Reserve increase (decrease)	72	41	35
Benefits paid	(35)	(43)	(40)
Changes in reserves related to unrealized appreciation (depreciation) of investments	(13)	16	15
Balance, end of year	$445	$421	$407

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

The liabilities for GMWB, which are recorded in Policyholder contract deposits, are accounted for as embedded derivatives measured at fair value, with changes in the fair value of the liabilities recorded in Net realized gains (losses). The fair value of these embedded derivatives was a net liability of $2.5 billion and $3.6 billion at December 31, 2021 and 2020, respectively.

For information regarding the fair value measurement of guaranteed benefits that are accounted for as embedded derivatives see Note 4.

We had account values subject to GMWB that totaled $51 billion and $48 billion at December 31, 2021 and 2020, respectively. The net amount at risk for GMWB represents the present value of minimum guaranteed withdrawal payments, in accordance with contract terms, in excess of account value, assuming no lapses. The net amount at risk related to the GMWB guarantees was $513 million and $1.1 billion at December 31, 2021 and 2020, respectively. We use derivative instruments and other financial instruments to mitigate a portion of our exposure that arises from GMWB benefits.

286 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Debt

14. Debt

Our long-term debt is denominated in various currencies, with both fixed and variable interest rates. Long-term debt is carried at the principal amount borrowed, including unamortized discounts, hedge accounting valuation adjustments and fair value adjustments, when applicable.

The following table lists our total debt outstanding at December 31, 2021 and 2020. The interest rates presented in the following table are the range of contractual rates in effect at December 31, 2021, including fixed and variable-rates:

			Balance at	Balance at
At December 31, 2021	Range of	Maturity	December 31,	December 31,
(in millions)	Interest Rate(s)	Date(s)	2021	2020
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	0% - 8.13%	2022 - 2055	$19,633	$23,068
Junior subordinated debt	4.88% - 8.18%	2037 - 2058	1,164	1,561
AIG Japan Holdings Kabushiki Kaisha	0.20% - 0.35%	2023 - 2025	333	361
AIGLH notes and bonds payable	6.63% - 7.50%	2025 - 2029	199	282
AIGLH junior subordinated debt	7.57% - 8.50%	2030 - 2046	227	361
Validus notes and bonds payable	8.88%	2040	293	348
Total AIG general borrowings			21,849	25,981
AIG borrowings supported by assets:(a)
Series AIGFP matched notes and bonds payable	0.175% - 0.18%	2046	18	21
GIAs, at fair value	0.00% - 7.15%	2022 - 2047	1,803	2,033
Notes and bonds payable, at fair value	0.50% - 10.37%	2030 - 2037	68	64
Total AIG borrowings supported by assets			1,889	2,118
Total debt issued or guaranteed by AIG			23,738	28,099
Other subsidiaries notes, bonds, loans and mortgages
payable - not guaranteed by AIG	2.76% - 5.70%	2022 - 2024	3	4
Total long-term debt			23,741	28,103
Debt of consolidated investment entities - not guaranteed by AIG(b)	0% - 7.95%	2022 - 2051	6,422	9,431
Total debt			$30,163	$37,534

(a) AIG Parent guarantees all such debt, except for Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $1.4 billion at both December 31, 2021 and December 31, 2020, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)At December 31, 2021, includes debt of consolidated investment entities primarily related to real estate investments of $1.9 billion and other securitization vehicles of $4.5 billion. At December 31, 2020, includes debt of consolidated investment entities related to real estate investments of $3.1 billion, affordable housing partnership investments of $2.3 billion and other securitization vehicles of $4.0 billion.

AIG | 2021 Form 10-K 287

ITEM 8 | Notes to Consolidated Financial Statements | 14. Debt

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

December 31, 2021		Year Ending
(in millions)	Total	2022	2023	2024	2025	2026	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$19,633	$17	$1,614	$999	$2,752	$1,543	$12,708
Junior subordinated debt	1,164	-	-	-	-	-	1,164
AIG Japan Holdings Kabushiki Kaisha	333	-	218	-	115	-	-
AIGLH notes and bonds payable	199	-	-	-	101	-	98
AIGLH junior subordinated debt	227	-	-	-	-	-	227
Validus notes and bonds payable	293	-	-	-	-	-	293
Total AIG general borrowings	21,849	17	1,832	999	2,968	1,543	14,490
AIG borrowings supported by assets:
Series AIGFP matched notes and
bonds payable	18	-	-	-	-	-	18
GIAs, at fair value	1,803	50	124	146	571	100	812
Notes and bonds payable, at fair value	68	-	-	-	-	-	68
Total AIG borrowings supported by assets	1,889	50	124	146	571	100	898
Total debt issued or guaranteed by AIG	23,738	67	1,956	1,145	3,539	1,643	15,388
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans
and mortgages payable	3	1	2	-	-	-	-
Total debt not guaranteed by AIG	3	1	2	-	-	-	-
Total*	$23,741	$68	$1,958	$1,145	$3,539	$1,643	$15,388

*Does not reflect $6.4 billion of notes issued by consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.

Uncollateralized and collateralized notes, bonds, loans and mortgages payable consisted of the following:

	Uncollateralized	Collateralized
At December 31, 2021	Notes/Bonds/Loans	Loans and
(in millions)	Payable	Mortgages Payable	Total
AIG general borrowings	$333	$-	$333
Other subsidiaries notes, bonds, loans and mortgages payable*	-	3	3
Total	$333	$3	$336

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

On July 11, 2013, the AIGLH junior subordinated debentures were distributed to holders of the capital securities, the capital securities were cancelled and the trusts were dissolved. At December 31, 2021, the junior subordinated debentures outstanding consisted of $54 million of 8.5 percent junior subordinated debentures due July 2030, $142 million of 8.125 percent junior subordinated debentures due March 2046 and $31 million of 7.57 percent junior subordinated debentures due December 2045, each guaranteed by AIG Parent.

288 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Debt

DEBT CASH TENDER OFFERS AND REDEMPTIONS

In 2021, we repurchased, through cash tender offers, and redeemed $4.0 billion aggregate principal amount of certain notes and debentures issued or guaranteed by AIG, for an aggregate purchase price of $4.4 billion, resulting in a total loss on extinguishment of debt of $408 million. This included the following:

• redeemed $1.5 billion aggregate principal amount of our 3.300% Notes Due 2021 for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest;

• repurchased, through cash tender offers, $945 million aggregate principal amount of certain notes and debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $1.3 billion; and

• redeemed $1.5 billion aggregate principal amount of our 4.875% Notes Due 2022 for a redemption price of 103.156 percent of the principal amount, plus accrued and unpaid interest.

Credit Facilities

On November 19, 2021, we entered into a credit agreement, which provides for a committed, revolving syndicated credit facility (the Facility) as a potential source of liquidity for general corporate purposes. The Facility provides for aggregate commitments by the bank syndicate to provide unsecured revolving loans and/or standby letters of credit of up to $4.5 billion without any limits on the type of borrowings and is scheduled to expire in November 2026. Under circumstances described in the credit agreement, the aggregate commitments may be increased by up to $500 million, for a total commitment of up to $5 billion.

In connection with our entry into the aforementioned credit agreement, we terminated our prior $4.5 billion credit facility, which we previously entered into on June 27, 2017. No amounts were outstanding under this credit agreement at the time of its termination.

At December 31, 2021		Available		Effective
(in millions)	Size	Amount	Expiration	Date
Syndicated Credit Facility	$4,500	$4,500	November 2026	11/19/2021

We also maintain revolving credit facilities that can be utilized exclusively by certain consolidated investment entities to acquire assets related to securitizations. Draws under those credit facilities cannot be utilized for general corporate purposes. Prior to the pricing of the related securitizations, these credit facilities have combined limits of up to $636 million. Subsequent to pricing of the related securitizations, the combined limits are expected to increase to up to approximately $1.4 billion. As of December 31, 2021, we have drawn $57 million under the credit facilities. These credit facilities have maturity dates ranging from one to ten years.
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

AIG | 2021 Form 10-K 289

ITEM 8 | Notes to Consolidated Financial Statements | 15. Contingencies, Commitments and Guarantees

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

Moriarty Litigation

Effective January 1, 2013, the California legislature enacted AB 1747 (the Act), which amended the Insurance Code to mandate that life insurance policies issued and delivered in California contain a 60-day grace period during which time the policies must remain in force after a premium payment is missed, and that life insurers provide both a 30-day minimum notification of lapse and the right of policy owners to designate a secondary recipient for lapse and termination notices. Following guidance from the California Department of Insurance and certain industry trade groups, American General Life Insurance Company (AGL) interpreted the Act to be prospective in nature, applying only to policies issued and delivered on or after the Act’s January 1, 2013, effective date. On July 18, 2017, AGL was sued in a putative class action captioned Moriarty v. American General Life Insurance Company, No. 17-cv-1709 (S.D. Cal.), challenging AGL’s prospective application of the Act. Plaintiff’s complaint, which is similar to complaints filed against other insurers, argues that policies issued and delivered prior to January 1, 2013, like the $1 million policy issued to Plaintiff’s husband do not lapse—despite nonpayment of premiums—if the insurer has not complied with the Act’s terms. On August 30, 2021, the California Supreme Court issued an opinion in McHugh v. Protective Life Insurance, 12 Cal. 5th 213 (2021), ruling that the Act applies to all policies in force on January 1, 2013, regardless of when the policies were issued. The District Court in Moriarty reached effectively the same result on October 2, 2020, when it held that the Act applied to Plaintiff’s husband’s 25-year term life insurance policy under the theory that the payment of premiums “renewed” Plaintiff’s policy after the effective date of the Act. However, the District Court in Moriarty also ruled on October 2, 2020 that various fact issues precluded a final determination as to AGL’s liability and what (if any) corresponding damages may have resulted. In addition, the District Court denied Plaintiff’s motion for class certification without prejudice on November 25, 2020. Proceedings are ongoing in the District Court in the Moriarty case and in other California cases that raise similar industry-wide issues. We have accrued our current estimate of probable loss with respect to this litigation.

lease Commitments

We lease office space and equipment in various locations across jurisdictions in which the Company operates. The majority of the resulting obligation arising from these contracts is generated by our real estate portfolio, which only includes contracts classified as operating leases. The lease liability and corresponding right of use asset reflected in Other liabilities and Other assets were $1.2 billion and $1.0 billion, respectively, at December 31, 2021, and $1.0 billion and $906 million, respectively, at December 31, 2020. We made cash payments of $231 million and $252 million in 2021 and 2020, respectively, in connection with these leases. The liability includes non-lease components, such as property taxes and insurance for our gross leases. Some of these leases contain options to renew after a specified period of time at the prevailing market rate; however, renewal options that have not been exercised as of December 31, 2021 are excluded until management attains a reasonable level of certainty. Some leases also include termination options at specified times and term; however, termination options are not reflected in the lease asset and liability balances until they have been exercised.

The weighted average discount rate and lease term assumptions used in determining the liability are 2.60 percent and 10.6 years, respectively. The primary assumption used to determine the discount rate is the cost of funding for the Company, which is based on the secured borrowing rate for terms similar to the lease term, and for the major financial markets in which AIG operates.

Rent expense was $237 million, $258 million and $232 million for the years ended December 31, 2021, 2020 and 2019, respectively.

290 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 15. Contingencies, Commitments and Guarantees

The following table presents the future undiscounted cash flows under operating leases at December 31, 2021:

(in millions)
2022	$212
2023	178
2024	138
2025	111
2026	87
Remaining years after 2026	730
Total undiscounted lease payments	$1,456
Less: Present value adjustment	266
Net lease liabilities	1,190

During 2019, we recognized a pretax net gain of $200 million from the sale and concurrent leaseback of our corporate headquarters.

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $7.3 billion at December 31, 2021.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIG Financial Products Corp. and related subsidiaries (collectively AIGFP) and of AIG Markets, Inc. arising from transactions entered into by AIG Markets, Inc.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at December 31, 2021 was $74 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

Business and Asset Dispositions

We are subject to financial guarantees and indemnity arrangements in connection with the completed sales of businesses and assets. The various arrangements may be triggered by, among other things, declines in asset values, the occurrence of specified business contingencies, the realization of contingent liabilities, developments in litigation or breaches of representations, warranties or covenants provided by us. These arrangements are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or are not applicable. The Majority Interest Fortitude Sale was subject to a post-closing purchase price adjustment pursuant to which AIG would pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur through December 31, 2023, up to a maximum of $500 million. Effective in the second quarter of 2021, AIG, Fortitude Holdings, Carlyle FRL, T&D and Carlyle amended the purchase

AIG | 2021 Form 10-K 291

ITEM 8 | Notes to Consolidated Financial Statements | 15. Contingencies, Commitments and Guarantees

agreement to finalize the post-closing purchase price adjustment for adverse reserve development. As a result of this amendment, during 2021, AIG recorded a $21 million benefit through Policyholder benefits and losses incurred and eliminated further net exposure to adverse development on the reserves ceded to Fortitude Re.

We are unable to develop a reasonable estimate of the maximum potential payout under certain of these arrangements. Overall, we believe the likelihood that we will have to make any material payments related to completed sales under these arrangements is remote, and no material liabilities related to these arrangements have been recorded in the Consolidated Balance Sheets.

For additional information on the Fortitude Re transaction, see Note 1.

Other

• For additional information on commitments and guarantees associated with VIEs, see Note 9.

• For additional information about derivatives, see Note 10.

16. Equity

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

292 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 16. Equity

The Series A Preferred Stock does not have voting rights, except in limited circumstances, including in the case of certain dividend non-payments.

The following table presents declaration date, record date, payment date and dividends paid per preferred share and per depository share on the Series A Preferred Stock in the twelve months ended December 31, 2021, 2020 and 2019:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
November 4, 2021	November 30, 2021	December 15, 2021	$365.625	$0.365625
August 5, 2021	August 31, 2021	September 15, 2021	365.625	0.365625
May 6, 2021	May 31, 2021	June 15, 2021	365.625	0.365625
February 16, 2021	February 26, 2021	March 15, 2021	365.625	0.365625
November 5, 2020	November 30, 2020	December 15, 2020	$365.625	$0.365625
August 3, 2020	August 31, 2020	September 15, 2020	365.625	0.365625
May 4, 2020	May 29, 2020	June 15, 2020	365.625	0.365625
February 12, 2020	February 28, 2020	March 16, 2020	365.625	0.365625
October 31, 2019	November 29, 2019	December 16, 2019	$365.625	$0.365625
August 7, 2019	August 30, 2019	September 16, 2019	365.625	0.365625
May 21, 2019	May 31, 2019	June 17, 2019	369.6875	0.3696875

Common Stock

The following table presents a rollforward of outstanding shares:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Year Ended December 31, 2019
Shares, beginning of year	1,906,671,492	(1,040,062,063)	866,609,429
Shares issued	-	3,389,602	3,389,602
Shares repurchased	-	-	-
Shares, end of year	1,906,671,492	(1,036,672,461)	869,999,031
Year Ended December 31, 2020
Shares, beginning of year	1,906,671,492	(1,036,672,461)	869,999,031
Shares issued	-	3,719,970	3,719,970
Shares repurchased	-	(12,160,952)	(12,160,952)
Shares, end of year	1,906,671,492	(1,045,113,443)	861,558,049
Year Ended December 31, 2021
Shares, beginning of year	1,906,671,492	(1,045,113,443)	861,558,049
Shares issued	-	6,853,070	6,853,070
Shares repurchased	-	(49,723,756)	(49,723,756)
Shares, end of year	1,906,671,492	(1,087,984,129)	818,687,363

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

AIG | 2021 Form 10-K 293

ITEM 8 | Notes to Consolidated Financial Statements | 16. Equity

The following table presents declaration date, record date, payment date and dividends paid per common share on AIG Common Stock in the twelve months ended December 31, 2021, 2020 and 2019:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Common Share
November 4, 2021	December 16, 2021	December 30, 2021	$0.32
August 5, 2021	September 16, 2021	September 30, 2021	0.32
May 6, 2021	June 15, 2021	June 29, 2021	0.32
February 16, 2021	March 16, 2021	March 30, 2021	0.32

November 5, 2020	December 14, 2020	December 28, 2020	$0.32
August 3, 2020	September 17, 2020	September 30, 2020	0.32
May 4, 2020	June 15, 2020	June 29, 2020	0.32
February 12, 2020	March 16, 2020	March 30, 2020	0.32

October 31, 2019	December 12, 2019	December 26, 2019	$0.32
August 7, 2019	September 17, 2019	September 30, 2019	0.32
May 6, 2019	June 14, 2019	June 28, 2019	0.32
February 13, 2019	March 15, 2019	March 29, 2019	0.32

Repurchase of AIG Common Stock

The following table presents repurchases of AIG Common Stock:

Years Ended December 31,
(in millions)	2021	2020	2019
Aggregate repurchases of common stock	$2,643	$500	$-
Total number of common shares repurchased	50	12	-
Aggregate repurchases of warrants*	$-	$-	$-
Total number of warrants repurchased	-	-	-

*Our warrants to purchase shares of AIG Common Stock expired on January 19, 2021.

Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through Securities Exchange Act of 1934 (Exchange Act) Rule 10b5-1 repurchase plans.

In August 2021, we executed an accelerated stock repurchase (ASR) agreement with a third-party financial institution. The total number of shares of AIG Common Stock repurchased in the year ended December 31, 2021, and the aggregate purchase price of those shares, reflect our payment of $1.0 billion in the aggregate under the ASR agreement and the receipt of approximately 18 million shares of AIG Common Stock in the aggregate. In February 2020, we executed an ASR agreement with a third-party financial institution. The total number of shares of AIG Common Stock repurchased in the year ended December 31, 2020, and the aggregate purchase price of those shares, reflect our payment of $500 million in the aggregate under the ASR agreement and the receipt of approximately 12 million shares of AIG Common Stock in the aggregate.

Additionally, in the year ended December 31, 2021, we repurchased approximately 32 million shares of AIG Common Stock for an aggregate purchase price of approximately $1.6 billion pursuant to Exchange Act Rule 10b5-1 repurchase plans. Approximately $92 million of these share repurchases were funded with proceeds received from warrant exercises that occurred prior to the expiration of warrants to purchase shares of AIG Common Stock on January 19, 2021.

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

294 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 16. Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents a rollforward of Accumulated other comprehensive income (loss):

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, January 1, 2019, net of tax	$(38)	$2,426	$(2,725)	$(1,086)	$10	$(1,413)
Change in unrealized appreciation
of investments	842	13,333	-	-	-	14,175
Change in deferred policy acquisition costs
adjustment and other*	15	(1,871)	-	-	-	(1,856)
Change in future policy benefits	-	(4,462)	-	-	-	(4,462)
Change in foreign currency translation adjustments	-	-	135	-	-	135
Change in net actuarial loss	-	-	-	(58)	-	(58)
Change in prior service credit	-	-	-	(2)	-	(2)
Change in deferred tax asset (liability)	(196)	(1,311)	(31)	24	-	(1,514)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	(3)	(3)
Total other comprehensive income (loss)	661	5,689	104	(36)	(3)	6,415
Noncontrolling interests	-	16	4	-	-	20
Balance, December 31, 2019, net of tax	$623	$8,099	$(2,625)	$(1,122)	$7	$4,982

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Allowance	(Depreciation)	Currency	Plan	Attributable to
	for Credit Losses	of All Other	Translation	Liabilities	Changes in
(in millions)	Was Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, January 1, 2020, net of tax	$-	$8,722	$(2,625)	$(1,122)	$7	$4,982
Change in unrealized appreciation (depreciation)
of investments	(133)	9,624	-	-	-	9,491
Change in deferred policy acquisition costs
adjustment and other	11	(1,327)	-	-	-	(1,316)
Change in future policy benefits	-	2,408	-	-	-	2,408
Change in foreign currency translation adjustments	-	-	303	-	-	303
Change in net actuarial loss	-	-	-	(67)	-	(67)
Change in prior service credit	-	-	-	(18)	-	(18)
Change in deferred tax asset (liability)	27	(2,351)	56	(21)	-	(2,289)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	1	1
Total other comprehensive income (loss)	(95)	8,354	359	(106)	1	8,513
Noncontrolling interests	-	(17)	1	-	-	(16)
Balance, December 31, 2020, net of tax	$(95)	$17,093	$(2,267)	$(1,228)	$8	$13,511
Change in unrealized appreciation (depreciation)
of investments	58	(9,313)	-	-	-	(9,255)
Change in deferred policy acquisition costs
adjustment and other	(14)	885	-	-	-	871
Change in future policy benefits	-	917	-	-	-	917
Change in foreign currency translation adjustments	-	-	(117)	-	-	(117)
Change in net actuarial loss	-	-	-	417	-	417
Change in prior service cost	-	-	-	8	-	8
Change in deferred tax asset (liability)	(9)	1,510	(70)	(100)	-	1,331
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	(2)	(2)
Total other comprehensive income (loss)	35	(6,001)	(187)	325	(2)	(5,830)
Other changes in AOCI:
SAFG 9.9% noncontrolling interest sale	3	(1,100)	(2)	-	-	(1,099)
Noncontrolling interests	-	(102)	(3)	-	-	(105)
Balance, December 31, 2021, net of tax	$(57)	$10,094	$(2,453)	$(903)	$6	$6,687

*Includes net unrealized gains and losses attributable to businesses held for sale at December 31, 2019.

AIG | 2021 Form 10-K 295

ITEM 8 | Notes to Consolidated Financial Statements | 16. Equity

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2021, 2020 and 2019:

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
December 31, 2019
Unrealized change arising during period	$853	$7,324	$135	$(97)	$(3)	$8,212
Less: Reclassification adjustments
included in net income	(4)	324	-	(37)	-	283
Total other comprehensive income (loss),
before income tax expense (benefit)	857	7,000	135	(60)	(3)	7,929
Less: Income tax expense (benefit)	196	1,311	31	(24)	-	1,514
Total other comprehensive income (loss),
net of income tax expense (benefit)	$661	$5,689	$104	$(36)	$(3)	$6,415

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Allowance	(Depreciation)	Currency	Plan	Attributable to
	for Credit Losses	of All Other	Translation	Liabilities	Changes in
(in millions)	Was Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
December 31, 2020
Unrealized change arising during period	$(161)	$11,758	$303	$(130)	$1	$11,771
Less: Reclassification adjustments
included in net income	(39)	1,053	-	(45)	-	969
Total other comprehensive income (loss),
before income tax expense (benefit)	(122)	10,705	303	(85)	1	10,802
Less: Income tax expense (benefit)	(27)	2,351	(56)	21	-	2,289
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(95)	$8,354	$359	$(106)	$1	$8,513

December 31, 2021
Unrealized change arising during period	$44	$(6,583)	$(117)	$379	$(2)	$(6,279)
Less: Reclassification adjustments
included in net income	-	928	-	(46)	-	882
Total other comprehensive income (loss),
before income tax expense (benefit)	44	(7,511)	(117)	425	(2)	(7,161)
Less: Income tax expense (benefit)	9	(1,510)	70	100	-	(1,331)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$35	$(6,001)	$(187)	$325	$(2)	$(5,830)

296 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 16. Equity

The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Consolidated Statements of Income (Loss):

				Affected Line Item in the
Years Ended December 31,	Amount Reclassified from AOCI			Consolidated Statements
(in millions)	2021	2020	2019	of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$-	$(39)	$-	Net realized gains
Total	-	(39)	-
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken
Investments	$-	$-	$(4)	Net realized gains
Total	-	-	(4)
Unrealized appreciation (depreciation) of all other investments
Investments	928	1,053	324	Net realized gains
Total	928	1,053	324
Change in retirement plan liabilities adjustment
Prior-service credit	(3)	(1)	-	*
Actuarial losses	(43)	(44)	(37)	*
Total	(46)	(45)	(37)
Total reclassifications for the year	$882	$969	$283

*These AOCI components are included in the computation of net periodic pension cost. For additional information see Note 20.

NON-CONTROLLING INTEREST

On November 2, 2021, AIG and Blackstone completed the acquisition by Blackstone of a 9.9 percent equity stake in SAFG, for $2.2 billion in an all cash transaction, subject to adjustment if the final pro forma adjusted book value is greater or lesser than the target pro forma adjusted book value.

For additional information on the Life and Retirement business, see Note 1.

The following table presents the effect of changes in our ownership interest in SAFG on our equity:

Year Ended December 31,
(in millions)	2021
Net income attributable to AIG common shareholders	$9,359
Changes in AIG equity for sale of 9.9% interest in SAFG	(629)
Change from Net income attributable to AIG common shareholders and changes in AIG's ownership interests	$8,730

AIG | 2021 Form 10-K 297

ITEM 8 | Notes to Consolidated Financial Statements | 17. Earnings Per Common Share

17. Earnings Per Common Share (EPS)

The basic EPS computation is based on the weighted average number of common shares outstanding, adjusted to reflect all stock dividends and stock splits. The diluted EPS computation is based on those shares used in the basic EPS computation plus common shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding and adjusted to reflect all stock dividends and stock splits, using the treasury stock method or the if-converted method, as applicable.

The following table presents the computation of basic and diluted EPS:

Years Ended December 31,
(dollars in millions, except per common share data)	2021	2020	2019
Numerator for EPS:
Income (loss) from continuing operations	$9,923	$(5,833)	$4,121
Less: Net income from continuing operations attributable to noncontrolling interests	535	115	821
Less: Preferred stock dividends	29	29	22
Income (loss) attributable to AIG common shareholders from continuing operations	9,359	(5,977)	3,278
Income from discontinued operations, net of income tax expense	-	4	48
Net income (loss) attributable to AIG common shareholders	$9,359	$(5,973)	$3,326
Denominator for EPS:
Weighted average common shares outstanding – basic	854,320,449	869,309,458	876,750,264
Dilutive common shares	10,564,430	-	12,761,682
Weighted average common shares outstanding – diluted(a)(b)	864,884,879	869,309,458	889,511,946
Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$10.95	$(6.88)	$3.74
Income from discontinued operations	$-	$-	$0.05
Income (loss) attributable to AIG common shareholders	$10.95	$(6.88)	$3.79
Diluted:
Income (loss) from continuing operations	$10.82	$(6.88)	$3.69
Income from discontinued operations	$-	$-	$0.05
Income (loss) attributable to AIG common shareholders	$10.82	$(6.88)	$3.74

(a)For the year ended December 31, 2020, because we reported a net loss attributable to AIG common shareholders, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts. The number of common shares excluded from the calculation was 5,401,597 shares.

(b)Potential dilutive common shares include our share-based employee compensation plans, a weighted average portion of the 10-year warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011, which expired in January 2021 and an option for Blackstone to exchange all or a portion of its ownership interest in SAFG for AIG common shares. The number of common shares excluded from diluted shares outstanding was 12.0 million, 68.7 million and 20.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

For information regarding the Blackstone option to exchange all or a portion of its ownership interest in SAFG for AIG common shares, see Note 1. For information regarding our repurchases of AIG Common Stock, see Note 16.

298 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 18. Statutory Financial Data and Restrictions

18. Statutory Financial Data and Restrictions

The following table presents statutory net income (loss) and capital and surplus for our General Insurance companies and our Life and Retirement companies in accordance with statutory accounting practices:

(in millions)	2021	2020	2019
Years Ended December 31,
Statutory net income (loss)(a)(b):
General Insurance companies:
Domestic	$2,732	$1,044	$1,481
Foreign	1,597	797	1,384
Total General Insurance companies	$4,329	$1,841	$2,865
Life and Retirement companies:
Domestic	$2,586	$482	$325
Foreign	(1)	11	3,336
Total Life and Retirement companies	$2,585	$493	$3,661

At December 31,
Statutory capital and surplus(a)(b):
General Insurance companies:
Domestic	$19,356	$18,195
Foreign	15,448	15,386
Total General Insurance companies	$34,804	$33,581
Life and Retirement companies:
Domestic	$12,485	$10,960
Foreign	627	663
Total Life and Retirement companies	$13,112	$11,623
Aggregate minimum required statutory capital and surplus:
General Insurance companies:
Domestic	$4,032	$3,862
Foreign	7,666	7,429
Total General Insurance companies	$11,698	$11,291
Life and Retirement companies:
Domestic	$3,850	$3,574
Foreign	214	207
Total Life and Retirement companies	$4,064	$3,781

(a) Excludes discontinued operations and other divested businesses. Statutory capital and surplus and net income (loss) with respect to foreign operations are as of November 30.

(b) The 2021 amounts reflect our best estimate of the statutory net income, capital and surplus as of the date of AIG’s Form 10-K filing. In aggregate, the 2020 General Insurance companies and Life and Retirement companies statutory net income decreased by $223 million and the 2020 General Insurance companies and Life and Retirement companies statutory capital and surplus increased by $55 million, compared to the amounts previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020, due to finalization of statutory filings and revision of prior period numbers.

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

For domestic insurance subsidiaries, aggregate minimum required statutory capital and surplus is based on the greater of the RBC level that would trigger regulatory action or minimum requirements per state insurance regulation. Capital and surplus requirements of our foreign subsidiaries differ from those prescribed in the U.S., and can vary significantly by jurisdiction. At both December 31, 2021 and 2020, all domestic and foreign insurance subsidiaries individually exceeded the minimum required statutory capital and surplus requirements and all domestic insurance subsidiaries individually exceeded RBC minimum required levels.

AIG | 2021 Form 10-K 299

ITEM 8 | Notes to Consolidated Financial Statements | 18. Statutory Financial Data and Restrictions

At December 31, 2021 and 2020, our domestic insurance subsidiaries used the following permitted practices that resulted in reported statutory surplus or risk-based capital that is significantly different from the statutory surplus or risk based capital that would have been reported had NAIC statutory accounting practices or the prescribed regulatory accounting practices of their respective state regulator been followed in all respects:

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

• Effective October 1, 2020 and subsequent reporting periods through September 30, 2023, this permitted practice was expanded to similarly recognize an additional admitted asset related to the notional value of coverage defined in a separate excess of loss reinsurance agreement, net of specified amounts. This additional reinsurance agreement has a 25-year term and provides coverage to the subsidiary for aggregate excess of loss claims associated with guaranteed minimum withdrawal benefits on a block of fixed index annuities generally issued in April 2019 or later, including new business issued after the effective date (Block 2). In addition, effective December 31, 2020, this expanded permitted practice also extended the term of the permitted practice for Block 1 from September 30, 2020 to September 30, 2023. The reinsurance agreement covering contracts in Block 1 was also amended to conform certain provisions to be consistent with the Block 2 reinsurance agreement. The permitted practice allows the subsidiary to manage its reserves in a manner more in line with anticipated principle-based reserving requirements once they have been developed. This permitted practice resulted in an increase in the statutory surplus of this subsidiary of approximately $584 million and $614 million at December 31, 2021 and 2020, respectively. The subsidiary may seek continuation of the permitted practice beyond September 30, 2023, subject to the approval of its domiciliary regulator.

• As described in Note 12, our domestic property and casualty insurance subsidiaries domiciled in New York, Pennsylvania and Delaware discount non-tabular workers’ compensation reserves based on applicable prescribed or approved regulations, or in the case of our Delaware subsidiary, based on a permitted practice. This practice did not have a material impact on our statutory surplus, statutory net income (loss) or risk-based capital.

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

For additional information regarding these letters of credit see Note 7.

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

300 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 18. Statutory Financial Data and Restrictions

Largely as a result of these restrictions, approximately $43.3 billion of the statutory capital and surplus of our consolidated insurance subsidiaries were restricted from transfer to AIG Parent without prior approval of state insurance regulators at December 31, 2021.

To our knowledge, no AIG insurance company is currently on any regulatory or similar “watch list” with regard to solvency.

Parent Company Dividend Restrictions

At December 31, 2021, our ability to pay dividends is not subject to any significant contractual restrictions, but remains subject to regulatory restrictions.

For additional information about our ability to pay dividends to our shareholders see Note 16 .

19. Share-Based Compensation Plans

The following table presents our total share-based compensation expense:

Years Ended December 31,
(in millions)	2021	2020	2019
Share-based compensation expense - pre-tax(a)	$278	$274	$314
Share-based compensation expense - after tax(b)	220	216	248

(a)As a result of accelerated vesting events, such as retirement eligibility in the year of grant and involuntary terminations, we recognized $67 million, $63 million and $82 million in 2021, 2020 and 2019, respectively, prior to the end of the specified vesting periods. It is our policy to reverse compensation expense for forfeited awards when they occur.

(b)We also recognized $16 million of additional tax expense due to share settlements occurring in 2021.

Employee Plans

The Company sponsors several stock compensation programs under the AIG Long Term Incentive Plan (LTIP) (as amended) from which performance share units (PSUs), restricted stock units (RSUs), stock options and deferred stock units (DSUs) (collectively units) are issued. In addition, off-cycle grants are made from time to time during the year generally as sign-on awards to new hires or as a result of a change in employee status. The LTIP was governed by the AIG 2013 Omnibus Incentive Plan (2013 Omnibus Plan), until it was replaced by the 2021 Omnibus Plan, which was adopted at the annual shareholders’ meeting in May 2021. The adoption occurred after the annual 2021 LTI awards were granted.

Our share-settled awards are settled with previously acquired shares held in AIG’s treasury.

AIG Omnibus Incentive Plan

The 2013 Omnibus Plan, which replaced the AIG 2010 Stock Incentive Plan (2010 Plan), provided for the grants of share-based awards to our employees and non-employee directors. The total number of shares granted under the 2013 Omnibus Plan (the reserve) was the sum of 1) 45 million shares of AIG Common Stock, plus 2) the number of authorized shares that remained available for issuance under the 2010 Plan when the Omnibus Plan became effective, plus 3) the number of shares of AIG Common Stock relating to outstanding awards under the 2010 Plan at the time the 2013 Omnibus Plan became effective that subsequently were forfeited, expired, terminated or otherwise lapse or are settled in cash. Each share-based unit granted under the Omnibus Plan reduces the number of shares available for future grants by one share. However, shares with respect to awards that are forfeited, expired or settled for cash, and shares withheld for taxes on awards (other than options and stock appreciation rights awards) are returned to the reserve.

Upon the adoption of the 2021 Omnibus Plan, 8.1 million shares were added to the number of authorized shares that remained available for issuance under the 2013 Omnibus Plan at the time the 2021 Omnibus Plan was adopted, resulting in 24,343,068 shares being available for future grants under the 2021 Omnibus Plan as of December 31, 2021.

AIG | 2021 Form 10-K 301

ITEM 8 | Notes to Consolidated Financial Statements | 19. Share-Based Compensation Plans

AIG Long Term Incentive Plan

Long-Term Incentive (LTI) Awards

The LTIP provides for an annual award to certain employees, including our senior executive officers and other highly compensated employees that may be comprised of a combination of one or more of the following units: PSUs, RSUs or stock options.

The number of PSUs issued on the grant date (the target) provides the opportunity for LTIP participants (usually senior management) to receive shares of AIG Common Stock based on AIG achieving specified performance goals at the end of a three-year performance period. These performance goals are pre-established by AIG’s Compensation and Management Resources Committee (CMRC) for each annual grant and may differ from year to year. The actual number of PSUs earned can vary from zero to 200 percent of the target for the 2021, 2020 and 2019 LTI awards, depending on AIG’s performance relative to a specified peer group and/or the outcome of pre-established financial goals, as applicable.

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

Prior to 2021, LTI awards accrued dividend equivalent units (DEUs) in the form of additional PSUs and RSUs whenever a cash dividend was declared on shares of AIG Common Stock; the DEUs are subject to the same vesting terms and conditions as the underlying unit. Beginning in 2021, PSUs and RSUs granted via the annual 2021 LTI award (as of the date of grant), and those existing from the 2020 and 2019 LTI awards (as of the third quarter) accrue dividend equivalent rights (DERs) as AIG’s dividends are declared. These DERs will be settled in cash only if the underlying units’ vesting conditions are met; previously accrued DEUs were not impacted by this change.

Unit Valuation

The fair value of time-vesting RSUs as well as PSUs that are earned based on certain company-specific metrics was based on the closing price of AIG Common Stock on the grant date; while the fair value of PSUs that are earned based on AIG’s relative total shareholder return (TSR) was determined on the grant date using a Monte Carlo simulation.

The following table presents the assumptions used to estimate the fair value of PSUs that vest based on AIG’s TSR:

2021
Expected dividend yield(a)	-%
Expected volatility(b)	47.63%
Risk-free interest rate(c)	0.28%

(a) The award agreement provides that TSR for AIG and each member of the Peer Group will be calculated assuming dividends distributed are reinvested on the ex-dividend date.

(b)We used the historical volatility over the most recent 2.81-year period for AIG and the members of the Peer Group, commensurate with the remaining Performance Period as of the Valuation Date.

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

302 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 19. Share-Based Compensation Plans

The following table summarizes outstanding share-settled LTI awards(a):

				Weighted Average
As of or for the Year	Number of Units			Grant-Date Fair Value
Ended December 31, 2021(b)	2021 LTI	2020 LTI	2019 LTI	2021 LTI	2020 LTI	2019 LTI
Unvested, beginning of year	-	5,348,656	3,497,419	$-	$31.33	$44.79
Granted	5,948,029	-	-	44.96	-	-
Vested(c)	(1,344,917)	(771,594)	(3,174,495)	44.90	30.57	44.76
Forfeited	(214,678)	(410,568)	(322,924)	44.60	31.79	44.85
Unvested, end of year(d)	4,388,434	4,166,494	-	$45.00	$31.43	$-

(a) Excludes stock options, other RSUs and DSUs, which are discussed under Stock Options, Other RSU Grants and Non-Employee Plan, respectively.

(b) PSUs represent target amount granted and does not reflect potential increases or decreases that could result from the final outcome of the performance goals for the respective awards, which is determined by the CMRC in the quarter after the applicable performance period ends.

(c) Also reflects units that vest as a result of an accelerated vesting event that occurred prior to the specified vesting date.

(d) At December 31, 2021, the total unrecognized compensation cost for outstanding RSUs and PSUs was $185 million and the weighted-average and expected period of years over which that cost is expected to be recognized are 0.95 year and 2 years.

Stock Options

Stock options were issued as part of the 2021, 2020 and 2019 LTI awards, and to certain newly hired senior executives in 2017 and 2018. Option awards are generally granted with an exercise price equal to the market price of the company’s stock on the grant date. The fair value of the options was estimated on the grant date using the Black-Scholes model for the time-vesting options, and a Monte Carlo simulation for the hurdle-vesting options using the assumptions noted in the following table.

The following weighted-average assumptions were used for stock options granted:

	2021		2020		2019
Expected annual dividend yield(a)	2.89%		3.97%		2.86%
Expected volatility(b)	36.68%		42.03%		23.17%
Risk-free interest rate(c)	0.95%		0.57%		2.47%
Expected term(d)	6.43	years	6.39	years	6.38	years

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

(d) The contractual terms are 7 and 10 years from the date of grant.

The following table provides a rollforward of stock option activity:

			Weighted Average	Aggregate
As of or for the Year		Weighted Average	Remaining	Intrinsic Values
Ended December 31, 2021	Units	Exercise Price	Contractual Life	(in millions)
Outstanding, beginning of year	11,429,491	$47.67	7.59
Granted	2,674,353	44.23
Exercised	(674,216)	46.16
Forfeited or expired	(408,201)	45.13
Outstanding, end of year	13,021,427	$47.12	7.32	$142
Exercisable, end of year	4,047,524	$52.88	6.27	$21

The weighted average grant-date fair value of stock options granted during 2021, 2020 and 2019 was $10.00, $9.61 and $10.01, respectively. As of December 31, 2021, we recognized $29.2 million of expense, while $21 million was unrecognized and is expected to be amortized up to 2.00 years.

AIG | 2021 Form 10-K 303

ITEM 8 | Notes to Consolidated Financial Statements | 19. Share-Based Compensation Plans

Other RSU Grants

The Company may issue time-vesting RSUs for various reasons including, as a sign-on bonus, retention grant or replacement award in an acquisition. Vesting for these awards generally ranges from 1 to 3 years and is contingent on continuous service.

The following table summarizes outstanding share-settled RSU grants.

				Weighted Average
As of or for the Year	Number of Units			Grant-Date Fair Value
Ended December 31,	2021	2020	2019	2021	2020	2019
Unvested, beginning of year	1,151,380	1,231,185	1,634,610	$46.18	$54.17	$56.11
Granted	493,140	583,068	399,779	49.36	35.54	52.40
Vested	(699,067)	(535,220)	(774,350)	50.03	50.89	57.32
Forfeited	(125,813)	(127,653)	(28,854)	51.80	54.90	55.23
Unvested, end of year	819,640	1,151,380	1,231,185	$43.95	$46.18	$54.17

We recognized $18.7 million of expense related to these RSU grants in 2021. Total unrecognized compensation cost related to these grants was $24 million and the weighted-average and expected period of years over which that cost is expected to be recognized are 1.15 years and 4.00 years at December 31, 2021.

Non-Employee Plan

Our non-employee directors, who serve on our Board of Directors, receive share-based compensation in the form of fully vested DSUs with delivery deferred until retirement from the Board. DSUs granted in 2021, 2020 and 2019 accrue dividend equivalents in the form of additional DSUs equal to the amount of any regular quarterly dividend that would have been paid by AIG if the shares of AIG Common Stock underlying the DSUs had been outstanding. In 2021, 2020 and 2019, we granted to non-employee directors 55,133, 94,062 and 49,706 DSUs, respectively, under the 2013 Plan, and recognized expense of $2.7 million, $2.4 million and $2.6 million, respectively.

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
304 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

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

As of or for the Years Ended	Pension				Postretirement
December 31,	U.S. Plans(a)		Non-U.S. Plans(a)		U.S. Plans		Non-U.S. Plans
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Change in projected benefit obligation:
Benefit obligation, beginning of year	$5,410	$4,972	$1,231	$1,174	$191	$181	$71	$61
Service cost	5	5	21	21	1	1	1	1
Interest cost	92	134	9	10	3	5	2	2
Actuarial (gain) loss(b)	(384)	612	10	1	(10)	17	(17)	8
Benefits paid:
AIG assets	(18)	(17)	(9)	(9)	(11)	(13)	(1)	(1)
Plan assets	(174)	(294)	(30)	(21)	-	-	-	-
Plan amendment	-	-	-	18	-	-	(2)	-
Curtailments	-	-	-	-	-	-	(7)	-
Settlements	(135)	-	(9)	(24)	-	-	-	-
Foreign exchange effect	-	-	(66)	60	-	-	-	-
Other	(1)	(2)	-	1	-	-	-	-
Projected benefit obligation, end of year	$4,795	$5,410	$1,157	$1,231	$174	$191	$47	$71
Change in plan assets:
Fair value of plan assets, beginning
of year	$4,931	$4,465	$977	$899	$-	$-	$-	$-
Actual return on plan assets, net of expenses	124	760	77	37	-	-	-	-
AIG contributions	18	17	48	49	11	13	1	1
Benefits paid:
AIG assets	(18)	(17)	(9)	(9)	(11)	(13)	(1)	(1)
Plan assets	(174)	(294)	(30)	(21)	-	-	-	-
Settlements	(135)	-	(9)	(24)	-	-	-	-
Foreign exchange effect	-	-	(58)	46	-	-	-	-
Fair value of plan assets, end of year	$4,746	$4,931	$996	$977	$-	$-	$-	$-
Funded status, end of year	$(49)	$(479)	$(161)	$(254)	$(174)	$(191)	$(47)	$(71)
Amounts recognized in the balance
sheet:
Assets	$198	$-	$84	$73	$-	$-	$-	$-
Liabilities	(247)	(479)	(245)	(327)	(174)	(191)	(47)	(71)
Total amounts recognized	$(49)	$(479)	$(161)	$(254)	$(174)	$(191)	$(47)	$(71)
Pre-tax amounts recognized in Accumulated
other comprehensive income (loss):
Net gain (loss)	$(1,162)	$(1,493)	$(119)	$(178)	$3	$(7)	$11	$(14)
Prior service (cost) credit	-	-	(34)	(40)	-	-	2	-
Total amounts recognized	$(1,162)	$(1,493)	$(153)	$(218)	$3	$(7)	$13	$(14)

(a) Includes non-qualified unfunded plans of which the aggregate projected benefit obligation was $247 million and $282 million for the U.S. at December 31, 2021 and 2020, respectively, and $204 million and $243 million for the non-U.S. at December 31, 2021 and 2020, respectively.

AIG | 2021 Form 10-K 305

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

(b) The significant gain in 2021 is primarily due to the changes in discount rates and the mortality projection scale for the U.S. AIG Retirement Plan.

The following table presents the accumulated benefit obligations for U.S. and non-U.S. pension benefit plans:

At December 31,
(in millions)	2021	2020
U.S. pension benefit plans	$4,795	$5,410
Non-U.S. pension benefit plans	$1,141	$1,213

Defined benefit plan obligations in which the projected benefit obligation (PBO) was in excess of the related plan assets and the accumulated benefit obligation (ABO) was in excess of the related plan assets were as follows:

At December 31,	PBO Exceeds Fair Value of Plan Assets				ABO Exceeds Fair Value of Plan Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Projected benefit obligation	$247	$5,410	$897	$1,019	$-	$-	$-	$-
Accumulated benefit obligation	-	-	-	-	247	5,410	836	931
Fair value of plan assets	-	4,931	605	620	-	4,931	605	620

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

Years Ended December 31,	Pension						Postretirement
	U.S. Plans			Non-U.S. Plans			U.S. Plans			Non-U.S. Plans
(in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Components of net periodic benefit
cost:
Service cost*	$5	$5	$5	$21	$21	$21	$1	$1	$1	$1	$1	$1
Interest cost	92	134	176	9	10	15	3	5	6	2	2	2
Expected return on assets	(243)	(239)	(229)	(21)	(21)	(21)	-	-	-	-	-	-
Amortization of prior service cost (credit)	-	-	-	3	2	2	-	-	-	-	(1)	(2)
Amortization of net (gain) loss	33	33	35	7	8	5	-	-	(1)	1	-	-
Net periodic benefit cost (credit)	(113)	(67)	(13)	19	20	22	4	6	6	4	2	1
Settlement (credit) charges	34	-	-	1	3	(2)	-	-	-	-	-	-
Net benefit cost (credit)	$(79)	$(67)	$(13)	$20	$23	$20	$4	$6	$6	$4	$2	$1
Total recognized in Accumulated other
comprehensive income (loss)	$332	$(57)	$14	$65	$(1)	$(45)	$10	$(17)	$(17)	$27	$(9)	$(10)
Total recognized in net periodic benefit
cost and other comprehensive
income (loss)	$411	$10	$27	$45	$(24)	$(65)	$6	$(23)	$(23)	$23	$(11)	$(11)

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

A 100 basis point increase in the expected long-term rate of return would decrease the 2022 pension expense by approximately $56 million with all other items remaining the same. A 100 basis point increase in the discount rate would decrease the 2022 pension expense by approximately $6 million. Conversely, a 100 basis point decrease in the discount rate would increase the 2022 pension expense by approximately $11 million, while a 100 basis point decrease in the expected long-term rate of return would increase the 2022 pension expense by approximately $56 million, with all other items remaining the same.

306 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

Assumptions

The following table summarizes the weighted average assumptions used to determine the benefit obligations:

	Pension			Postretirement
	U.S. Plans	Non-U.S. Plans	(a)	U.S. Plans	Non-U.S. Plans(a)
December 31, 2021
Discount rate	2.75%		1.09%	2.87%	2.89%
Interest crediting rate	2.06%	0.70	%(b)	N/A	N/A
Rate of compensation increase	N/A (c)		2.40%	N/A	N/A
December 31, 2020
Discount rate	2.28%		1.00%	2.25%	2.33%
Interest crediting rate	1.57%	0.72	%(b)	N/A	N/A
Rate of compensation increase	N/A (c)		2.28%	N/A	N/A

(a) The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.

(b) Represents the weighted average interest crediting rate of non-U.S. cash balance plans primarily in Japan and Switzerland.

(c) Compensation increases are no longer applicable as the plan is frozen effective January 1, 2016.

The following table summarizes assumed health care cost trend rates for the U.S. plans:

At December 31,	2021	2020
Following year:
Medical (before age 65)	5.45%	5.55%
Medical (age 65 and older)	4.98%	5.00%
Ultimate rate to which cost increase is assumed to decline	4.00%	4.50%
Year in which the ultimate trend rate is reached:
Medical (before age 65)	2046	2038
Medical (age 65 and older)	2046	2038

The following table presents the weighted average assumptions used to determine the net periodic benefit costs:

	Pension			Postretirement
	U.S. Plans	Non-U.S. Plans(a)		U.S. Plans	Non-U.S. Plans(a)
For the Year Ended December 31, 2021
Discount rate	2.28%		1.00%	2.45%	2.33%
Interest crediting rate	1.57%	0.72	%(b)	N/A	N/A
Rate of compensation increase	N/A		2.28%	N/A	N/A
Expected return on assets	5.15%		2.23%	N/A	N/A
For the Year Ended December 31, 2020
Discount rate	3.16%		1.09%	3.14%	3.18%
Interest crediting rate	2.19%	0.44	%(b)	N/A	N/A
Rate of compensation increase	N/A		2.22%	N/A	3.00%
Expected return on assets	5.55%		2.32%	N/A	N/A
For the Year Ended December 31, 2019
Discount rate	4.22%		1.71%	4.17%	4.12%
Interest crediting rate	3.34%	0.74	%(b)	N/A	N/A
Rate of compensation increase	N/A		2.27%	N/A	3.00%
Expected return on assets	6.20%		2.51%	N/A	N/A

(a) The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.

(b) Represents the weighted average interest crediting rate of non-U.S. cash balance plans primarily in Japan and Switzerland.

AIG | 2021 Form 10-K 307

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

Discount Rate Methodology

The projected benefit cash flows under the U.S. AIG Retirement Plan were discounted using the spot rates derived from the Mercer U.S. Pension Discount Yield Curve (Mercer Yield Curve) at December 31, 2021 and 2020, which resulted in a single discount rate that would produce the same liability at the respective measurement dates. The discount rates were 2.75 percent at December 31, 2021 and 2.28 percent at December 31, 2020. The methodology was consistently applied for the respective years in determining the discount rates for the other U.S. pension plans.

In general, the discount rates for the non-U.S. plans were developed using a similar methodology to the U.S. AIG Retirement plan, by using country-specific Mercer Yield Curves.

The projected benefit obligation for AIG’s Japan pension plans represents approximately 50 percent and 51 percent of the total projected benefit obligations for our non-U.S. pension plans at December 31, 2021 and 2020, respectively. The weighted average discount rate of 0.52 percent and 0.56 percent at December 31, 2021 and 2020, respectively, was selected by reference to the Mercer Yield Curve for Japan.

Plan Assets

The investment strategy with respect to assets relating to our U.S. and non-U.S. pension plans is designed to achieve investment returns that will provide for the benefit obligations of the plans over the long term, limit the risk of short-term funding shortfalls and maintain liquidity sufficient to address cash needs. Accordingly, the asset allocation strategy is designed to maximize the investment rate of return while managing various risk factors, including, but not limited to, volatility relative to the benefit obligations, liquidity, and concentration, and incorporates the risk/return profile applicable to each asset class.

There were no shares of AIG Common Stock included in the U.S. and non-U.S. pension plans assets at December 31, 2021 or 2020.

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

The following table presents the asset allocation percentage by major asset class for the U.S. qualified plan and the target allocation for 2022 based on the plan’s funded status at December 31, 2021:

	Target	Actual	Actual
At December 31,	2022	2021	2020
Asset class:
Equity securities	15%	15%	25%
Fixed maturity securities	75	71	57
Other investments	10	14	18
Total	100%	100%	100%

The expected weighted average long-term rate of return for the plan was 5.15 percent and 5.55 percent for 2021 and 2020, respectively. The expected weighted average rate of return is an aggregation of expected returns within each asset class category, weighted for the investment mix of the assets. The combination of the expected asset return and any contributions made by us are expected to maintain the plan’s ability to meet all required benefit obligations. The expected asset return for each asset class was developed based on an approach that considers key fundamental drivers of the asset class returns in addition to historical returns, current market conditions, asset volatility and the expectations for future market returns.

Non-U.S. Pension Plans

The assets of the non-U.S. pension plans are held in various trusts in multiple countries and are invested primarily in equities and fixed maturity securities to maximize the long-term return on assets for a given level of risk.

308 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

The following table presents the asset allocation percentage by major asset class for non-U.S. pension plans and the target allocation:

	Target	Actual	Actual
At December 31,	2022	2021	2020
Asset class:
Equity securities	20%	24%	22%
Fixed maturity securities	57	44	45
Other investments	20	24	24
Cash and cash equivalents	3	8	9
Total	100%	100%	100%

The assets of AIG’s Japan pension plans represent approximately 61 percent of total non-U.S. assets at both December 31, 2021 and 2020. The expected long-term rate of return was 1.85 percent and 1.84 percent, for 2021 and 2020, respectively, and is evaluated by the Japanese Pension Investment Committee on a quarterly and annual basis along with various investment managers and is revised to achieve the optimal allocation to meet targeted funding levels if necessary. In addition, the funding policy is revised in accordance with local regulation every five years.

The expected weighted average long-term rate of return for all our non-U.S. pension plans was 2.23 percent and 2.32 percent for the years ended December 31, 2021 and 2020, respectively. It is an aggregation of expected returns within each asset class that was generally developed based on the building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns.

Assets Measured at Fair Value

The following table presents information about our plan assets and indicates the level of the fair value measurement based on the observability of the inputs used. The inputs and methodology used in determining the fair value of these assets are consistent with those used to measure our assets as discussed in Note 4 to the Consolidated Financial Statements.

	U.S. Plans				Non-U.S. Plans
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
At December 31, 2021
Assets:
Cash and cash equivalents	$118	$-	$-	$118	$84	$-	$-	$84
Equity securities:
U.S.(a)	301	-	-	301	-	-	-	-
International(b)	9	-	-	9	185	54	-	239
Fixed maturity securities:
U.S. investment grade(c)	27	2,858	16	2,901	-	-	-	-
International investment grade(c)	-	302	-	302	-	180	-	180
U.S. and international high yield(d)	-	90	-	90	-	239	-	239
Mortgage and other asset-backed
securities	-	55	1	56	-	-	-	-
Other fixed maturity securities	-	3	-	3	-	19	-	19
Other investment types(e):
Futures	4	-	-	4	-	-	-	-
Direct private equity(f)	-	-	8	8	-	-	-	-
Insurance contracts	-	11	-	11	-	-	171	171
Mutual funds(g)	-	-	-	-	-	64	-	64
Total	$459	$3,319	$25	$3,803	$269	$556	$171	$996
At December 31, 2020
Assets:
Cash and cash equivalents	$247	$-	$-	$247	$83	$-	$-	$83
Equity securities:
U.S.(a)	459	-	-	459	-	-	-	-
International(b)	183	-	-	183	155	58	-	213
Fixed maturity securities:
U.S. investment grade(c)	-	2,217	10	2,227	-	-	-	-
International investment grade(c)	-	237	-	237	-	174	-	174
U.S. and international high yield(d)	-	282	-	282	-	269	-	269

AIG | 2021 Form 10-K 309

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

Mortgage and other asset-backed
securities	-	49	-	49	-	-	-	-
Other investment types(e):
Futures	3	(7)	-	(4)	-	-	-	-
Direct private equity(f)	-	-	6	6	-	-	-	-
Insurance contracts	-	13	-	13	-	-	179	179
Mutual funds(g)	-	-	-	-	-	59	-	59
Total	$892	$2,791	$16	$3,699	$238	$560	$179	$977

(a) Includes passive and active U.S. equity strategies.

(b) Includes passive and active international equity strategies.

(c) Includes investments in U.S. and non-U.S. government issued bonds, U.S. government agency or sponsored agency bonds, and investment grade corporate bonds.

(d) Consists primarily of investments in securities or debt obligations that have a rating below investment grade.

(e) Excludes investments that are measured at fair value using the NAV per share (or its equivalent), which totaled $943 million and $1,232 million at December 31, 2021 and 2020, respectively.

(f) Comprised of private capital financing including private debt and private equity securities.

(g) Comprised of mutual fund investing in variety of equity, derivatives, and bonds.

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we had no significant concentrations of risks at December 31, 2021.

Changes in Level 3 Fair Value Measurements

The following table presents changes in our U.S. and non-U.S. Level 3 plan assets measured at fair value:

		Net								Changes in	Changes in Unrealized
		Realized								Unrealized	Gains (Losses) Included
		and								Gains (Losses)	in Other Comprehensive
	Balance	Unrealized							Balance	on Instruments	Income (Loss) for Recurring
At December 31, 2021	Beginning	Gains					Transfers	Transfers	at End	Held at	Level 3 Instruments
(in millions)	of Year	(Losses)	Purchases	Sales	Issuances	Settlements	In	Out	of Year	End of Year	Held at End of Year
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$10	$-	$5	$(4)	$-	$-	$5	$-	$16	$-	$-
Mortgage and other
asset-backed securities	-	-	1	-	-	-	-	-	1	-	-
Direct private equity	6	2	-	-	-	-	-	-	8	1	-
Total	$16	$2	$6	$(4)	$-	$-	$5	$-	$25	$1	$-
Non-U.S. Plan Assets:
Insurance contracts	$179	$(9)	$1	$-	$-	$-	$-	$-	$171	$-	$-
Total	$179	$(9)	$1	$-	$-	$-	$-	$-	$171	$-	$-

		Net								Changes in	Changes in Unrealized
		Realized								Unrealized	Gains (Losses) Included
		and								Gains (Losses)	in Other Comprehensive
	Balance	Unrealized							Balance	on Instruments	Income (Loss) for Recurring
At December 31, 2020	Beginning	Gains					Transfers	Transfers	at End	Held at	Level 3 Instruments
(in millions)	of year	(Losses)	Purchases	Sales	Issuances	Settlements	In	Out	of year	End of year	Held at End of Year
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$9	$1	$-	$-	$-	$-	$-	$-	$10	$-	$-
Direct private equity	11	(3)	-	(2)	-	-	-	-	6	(3)	-
Total	$20	$(2)	$-	$(2)	$-	$-	$-	$-	$16	$(3)	$-
Non-U.S. Plan Assets:
Insurance contracts	$160	$18	$1	$-	$-	$-	$-	$-	$179	$-	$-
Total	$160	$18	$1	$-	$-	$-	$-	$-	$179	$-	$-
310 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

Expected Cash Flows

Funding for the qualified plan ranges from the minimum amount required by ERISA to the maximum amount that would be deductible for U.S. tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible under the Internal Revenue Code. There are no minimum required cash contributions in 2021 for the U.S. AIG Retirement Plan. The non-qualified and postretirement plans’ benefit payments are deductible when paid to participants.

Our annual pension contribution in 2022 is expected to be approximately $65 million for our U.S. and non-U.S. pension plans. This estimate is subject to change, since contribution decisions are affected by various factors including our liquidity, market performance and management’s discretion.

The expected future benefit payments, net of participants’ contributions, with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement
	U.S.	Non-U.S.	U.S.	Non-U.S.
(in millions)	Plans	Plans	Plans	Plans
2022	$324	$40	$12	$1
2023	309	42	12	1
2024	326	48	12	1
2025	312	51	11	1
2026	304	53	10	2
2027-2031	1,409	282	46	9

Defined Contribution Plans

We sponsor several defined contribution plans for U.S. employees that provide for pre-tax salary reduction contributions by employees. The most significant plan is the AIG Incentive Savings Plan, for which the matching contribution is 100 percent of the first six percent of a participant’s contributions, subject to the IRS-imposed limitations. Effective January 1, 2016, participants in the AIG Incentive Savings Plan receive an additional fully vested, non-elective, non-discretionary contribution equal to three percent of the participant’s eligible compensation for the plan year, paid each pay period regardless of whether the participant currently contributes to the plan, and subject to the IRS-imposed limitations. Our pre-tax expenses associated with these plans were $183 million, $188 million and $195 million in 2021, 2020 and 2019, respectively.

AIG | 2021 Form 10-K 311

ITEM 8 | Notes to Consolidated Financial Statements | 21. Income Taxes

21. Income Taxes

U.S. TAX LAW CHANGES

The IRS has continued to issue new guidance in relation to the Tax Cuts and Jobs Act (the Tax Act) enacted in 2017. Guidance has been issued covering provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries, foreign tax credits by which the U.S. mitigates double taxation of foreign operations, and other elements of tax law. Changes to this guidance, and other provisions of tax law, are expected in future periods. Such guidance may result in changes to the interpretations and assumptions we made and actions we may take, which may impact amounts recorded with respect to international provisions of the Tax Act, possibly materially. Consistent with accounting guidance, we have made an accounting policy election to treat GILTI taxes as a period tax charge in the period the tax is incurred.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act to mitigate the economic impacts of the COVID-19 pandemic. The tax provisions of the CARES Act have not had and are currently not expected to have a material impact on AIG’s U.S. federal tax liabilities.

On November 15, 2021, the U.S. enacted the Infrastructure Investment and Jobs Act to improve infrastructure in the U.S. The tax provisions of the Infrastructure Investment and Jobs Act have not had and are currently not expected to have a material impact on AIG’s U.S. federal tax liabilities.

Reclassification of Certain Tax Effects from AOCI

We use an item-by-item approach to release the stranded or disproportionate income tax effects in AOCI related to our available-for-sale securities. Under this approach, a portion of the disproportionate tax effects is assigned to each individual security lot at the date the amount becomes lodged. When the individual securities are sold, mature, or are otherwise impaired on an other-than-temporary basis, the assigned portion of the disproportionate tax effect is reclassified from AOCI to income (loss) from continuing operations.

EFFECTIVE TAX RATE

The following table presents income (loss) from continuing operations before income tax expense (benefit) by U.S. and foreign location in which such pre-tax income (loss) was earned or incurred:

Years Ended December 31,
(in millions)	2021	2020	2019
U.S.	$9,838	$(8,396)	$3,825
Foreign	2,261	1,103	1,462
Total	$12,099	$(7,293)	$5,287

The following table presents the income tax expense (benefit) attributable to pre-tax income (loss) from continuing operations:

Years Ended December 31,
(in millions)	2021	2020	2019
Foreign and U.S. components of actual income tax expense (benefit):
U.S.:
Current	$(216)	$(57)	$278
Deferred	2,190	(1,676)	633
Foreign:
Current	171	274	267
Deferred	31	(1)	(12)
Total	$2,176	$(1,460)	$1,166

312 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 21. Income Taxes

Our actual income tax expense (benefit) differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

Years Ended December 31,	2021			2020			2019
	Pre-Tax	Tax	Percent of	Pre-Tax	Tax	Percent of	Pre-Tax	Tax	Percent of
	Income	Expense/	Pre-Tax	Income	Expense/	Pre-Tax	Income	Expense/	Pre-Tax
(dollars in millions)	(Loss)	(Benefit)	Income (Loss)	(Loss)	(Benefit)	Income (Loss)	(Loss)	(Benefit)	Income (Loss)
U.S. federal income tax at statutory
rate	$12,099	$2,540	21.0%	$(7,288)	$(1,531)	21.0%	$5,336	$1,120	21.0%
Adjustments:
Tax exempt interest		(18)	(0.1)		(19)	0.3		(25)	(0.5)
Uncertain tax positions*		(9)	(0.1)		165	(2.3)		258	4.8
Reclassifications from AOCI		(109)	(0.9)		(101)	1.4		(113)	(2.1)
Dispositions of subsidiaries		11	0.1		180	(2.5)		21	0.4
Non-controlling interest		(97)	(0.8)		(12)	0.2		(5)	(0.1)
Non-deductible transfer pricing
charges		16	0.1		11	(0.2)		15	0.3
Dividends received deduction		(37)	(0.3)		(39)	0.5		(40)	(0.7)
Effect of foreign operations		134	1.1		76	(1.0)		82	1.5
Share-based compensation
payments excess tax effect		16	0.1		35	(0.5)		27	0.5
State income taxes		37	0.3		15	(0.2)		13	0.2
Expiration of tax attribute
carryforwards		16	0.1		221	(3.0)		-	-
Tax audit resolution		(935)	(7.6)		(379)	5.2		-	-
Other*		(107)	(0.9)		(16)	0.2		(134)	(2.5)
Effect of discontinued operations		-	-		-	-		(8)	(0.1)
Valuation allowance:
Continuing operations		718	5.9		(65)	0.9		(44)	(0.8)
Consolidated total amounts	12,099	2,176	18.0	(7,288)	(1,459)	20.0	5,336	1,167	21.9
Amounts attributable to discontinued
operations	-	-	-	5	1	20.0	49	1	2.0
Amounts attributable to continuing
operations	$12,099	$2,176	18.0%	$(7,293)	$(1,460)	20.0%	$5,287	$1,166	22.1%

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

For the year ended December 31, 2021, the effective tax rate on income (loss) from continuing operations was 18.0 percent. The effective tax rate on income (loss) from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits of $935 million associated with the release of reserves for uncertain tax positions, penalties and interest related to the recent completion of audit activity by the IRS, as well as release of reserves for uncertain tax positions and interest related to a New York State tax settlement based on the completion of recent audit activity, $109 million of reclassifications from AOCI to income (loss) from continuing operations related to the disposal of available for sale securities, $97 million related to income attributable to non-controlling interests, and $55 million associated with tax exempt income. These tax benefits were partially offset by a tax charge of $700 million associated with the establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards, $134 million associated with the effect of foreign operations, and $37 million of state and local income taxes. Effect of foreign operations is primarily related to income and losses in our foreign operations taxed at statutory tax rates different than 21 percent, and foreign income subject to U.S. taxation.

For the year ended December 31, 2020, the effective tax rate on income (loss) from continuing operations was 20.0 percent. The effective tax rate on income (loss) from continuing operations differs from the statutory tax rate of 21 percent primarily due to $186 million related to tax effects of the Majority Interest Fortitude Sale, tax charge of $150 million associated with the establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards, a $165 million net charge associated with changes in uncertain tax positions primarily driven by the accrual of IRS interest, $76 million associated with the effect of foreign operations, and $35 million of excess tax charges related to share-based compensation payments recorded through the income statement. These tax charges were partially offset by tax benefits of $379 million associated with the remeasurement of tax liabilities, penalties and interest primarily related to the IRS audit settlement for tax years 1991-2006, $101 million of reclassifications from AOCI to income (loss) from continuing operations related to the disposal of available for sale securities, and $58 million associated with tax exempt income. We also recognized a $221 million tax charge associated with reduction of net operating loss deferred tax assets in certain foreign jurisdictions, with a corresponding decrease in the related deferred tax asset valuation allowance. Effect of foreign operations is primarily related to income and losses in our foreign operations taxed at statutory tax rates different than 21 percent, and foreign income subject to U.S. taxation. As discussed further below, AIG and the IRS entered into a binding settlement agreement related to

AIG | 2021 Form 10-K 313

ITEM 8 | Notes to Consolidated Financial Statements | 21. Income Taxes

tax years 1991-2006. The impact of receiving the final settlement agreement resulted in a remeasurement of tax principal, penalties and interest based on agreed upon settlement amounts.

For the year ended December 31, 2019, the effective tax rate on income (loss) from continuing operations was 22.1 percent. The effective tax rate on income (loss) from continuing operations differs from the statutory tax rate of 21 percent primarily due to a $96 million net charge principally related to the accrual of IRS interest (including interest related to uncertain tax positions), $82 million associated with the effect of foreign operations, $37 million of tax charges and related interest associated with increases in uncertain tax positions primarily related to open tax issues and audits in state and local jurisdictions, $27 million of excess tax charges related to share-based compensation payments recorded through the income statement, and $15 million of non-deductible transfer pricing charges, partially offset by tax benefits of $113 million of reclassifications from AOCI to income (loss) from continuing operations related to the disposal of available for sale securities, $65 million associated with tax exempt income, and $44 million of valuation allowance activity related to certain foreign subsidiaries and state jurisdictions. Effect of foreign operations is primarily related to income and losses in our foreign operations taxed at statutory tax rates different than 21 percent, and foreign income subject to U.S. taxation.

For the year ended December 31, 2021, we consider our foreign earnings with respect to certain operations in Canada, South Africa, Japan, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. While, following the enactment of the Tax Act, distributions from foreign affiliates are, generally, not subject to U.S. income tax, such distributions may be subject to non-U.S. withholding taxes. A deferred tax liability of approximately $74 million related to such withholding taxes has not been recorded for those foreign subsidiaries whose earnings are considered to be indefinitely reinvested. Additionally, as of December 31, 2021, we do not project any significant potential U.S. tax with respect to foreign currency gains or losses accumulated on previously taxed unremitted foreign earnings and therefore no deferred tax has been recorded. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested. Given the uncertainties around the impact from the COVID-19 pandemic, including the significant global economic slowdown, we continue to monitor and review its impact on our reinvestment considerations, including regulatory oversight in the relevant jurisdictions.

The following table presents the components of the net deferred tax assets (liabilities):

December 31,
(in millions)	2021	2020
Deferred tax assets:
Losses and tax credit carryforwards	$7,291	$9,257
Basis differences on investments	2,944	3,718
Fortitude Re funds withheld embedded derivative	543	1,193
Life policy reserves	3,751	2,396
Accruals not currently deductible, and other	634	632
Investments in foreign subsidiaries	-	146
Loss reserve discount	455	423
Loan loss and other reserves	509	560
Unearned premium reserve reduction	283	326
Fixed assets and intangible assets	1,262	1,077
Other	247	-
Employee benefits	407	567
Total deferred tax assets	18,326	20,295
Deferred tax liabilities:
Investments in foreign subsidiaries	(15)	-
Deferred policy acquisition costs	(2,054)	(2,026)
Unrealized gains related to available for sale debt securities	(2,791)	(4,328)
Other	-	(221)
Total deferred tax liabilities	(4,860)	(6,575)
Net deferred tax assets before valuation allowance	13,466	13,720
Valuation allowance	(1,987)	(1,330)
Net deferred tax assets (liabilities)	$11,479	$12,390

314 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 21. Income Taxes

The following table presents our U.S. consolidated federal income tax group tax losses and credits carryforwards as of December 31, 2021.

									Unlimited
									Carryforward
									Period and
December 31, 2021									Carryforward
		Tax	Carryforward Period Ending Tax Year(b)						Periods(b)
(in millions)	Gross	Effected	2022	2023	2024	2025	2026	2027	2028 - After
Net operating loss carryforwards	$27,597	$5,795	$-	$-	$-	$-	$-	$-	$5,795
Capital loss carryforwards	$-	-	-	-	-	-	-	-	-
Foreign tax credit carryforwards		284	-	284	-	-	-	-	-
Other carryforwards		-	-	-	-	-	-	-	-
Total AIG U.S. consolidated federal income
tax group tax losses and credits
carryforwards on a U.S. GAAP basis(a)		$6,079	$-	$284	$-	$-	$-	$-	$5,795

(a)Financial reporting basis reflects the impact of unrecognized tax benefits for tax years in which tax attributes can be realized through carryback upon settlement.

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

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing the utilization of the net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction. Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards, even though the carryforward period for the foreign tax credit is shorter than for the net operating loss. Our U.S. consolidated federal income tax group includes both life companies and non-life companies. While the U.S. taxable income of our non-life companies can be offset by our net operating loss carryforwards, only a portion (no more than 35 percent) of the U.S. taxable income of our life companies can be offset by those net operating loss carryforwards. The remaining tax liability of our life companies can be offset by the foreign tax credit carryforwards. Accordingly, we are able to utilize both the net operating loss and foreign tax credit carryforwards concurrently.

Recent events, including the impact of the recent completion of audit activity by the IRS, the COVID-19 pandemic, changes in target interest rates by the Board of Governors of the Federal Reserve System, and significant market volatility, continue to impact actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the net operating losses and foreign tax credit carryforwards, we have considered forecasts of future income for each of our businesses, including assumptions about future macro-economic and AIG-specific conditions and events, and any impact these conditions and events may have on our prudent and feasible tax planning strategies. We also subjected the forecasts to a variety of stresses of key assumptions and evaluated the effect on tax attribute utilization.

The carryforward period of our foreign tax credit carryforwards runs through 2023. Carryforward periods for our net operating losses extend from 2028 forward. However, utilization of a portion of our net operating losses is limited under separate return limitation year rules. During the first quarter of 2021, the recent completion of audit activity by the IRS and subsequent release of certain reserves for uncertain tax positions resulted in an initial recognition of additional net operating loss and foreign tax credit carryforwards arising in

AIG | 2021 Form 10-K 315

ITEM 8 | Notes to Consolidated Financial Statements | 21. Income Taxes

prior years. Taking into account this initial recognition of additional carryforwards as well as other events and our analysis of their potential impact on utilization of our tax attributes, for the three months ended March 31, 2021, we recorded an increase of $700 million in valuation allowance related to a portion of our tax attribute carryforwards that are no longer more-likely-than-not to be realized. No additional activity was recorded for the remainder of 2021. Accordingly, during the year ended December 31, 2021, we have recorded a $700 million valuation allowance through continuing operations.

As of December 31, 2021, the balance sheet reflects a valuation allowance of $850 million related to a portion of our tax attribute carryforwards that are no longer more-likely-than-not to be realized.

Estimates of future taxable income, including income generated from prudent and feasible actions and tax planning strategies, impact of settlements with taxing authorities, and any changes to interpretations and assumptions related to the impact of the Tax Act could change in the near term, perhaps materially, which may require us to consider any potential impact to our assessment of the recoverability of the deferred tax asset. Additionally, estimates of future taxable income, including prudent and feasible tax planning strategies, may be further impacted by market developments arising from the COVID-19 pandemic and uncertainty regarding its outcome. Such potential impact could be material to our consolidated financial condition or results of operations for an individual reporting period.

Further, the planned separation of the Life and Retirement business from AIG, if completed, would result in tax deconsolidation of these entities from the AIG Consolidated Federal Tax Group and potentially impact our ability to utilize certain tax loss and credit carryforwards. Such potential impact could result in valuation allowance being established with respect to such tax attributes in the reporting period in which tax deconsolidation occurs.

For the year ended December 31, 2021, recent changes in market conditions, including the COVID-19 pandemic and interest rate fluctuations, impacted the unrealized tax gains and losses in the available for sale securities portfolios of both our U.S. Life Insurance and non-life insurance companies, resulting in deferred tax liabilities related to net unrealized tax capital gains. As of December 31, 2021, based on all available evidence, we concluded that no valuation allowance is necessary related to our available for sale securities portfolios.

For the year ended December 31, 2021, we recognized a net $18 million increase in deferred tax asset valuation allowance associated with certain foreign and state jurisdictions, primarily attributable to current year activity. The net increase also reflects an increase in valuation allowance due to a corresponding increase in foreign net operating loss deferred tax assets as a result of tax benefits expected to be realized in certain tax jurisdictions. The increase is partially offset by a decrease in deferred tax asset valuation allowance associated with certain foreign jurisdictions due to a corresponding reduction in foreign net operating loss deferred tax assets resulting from the expiration of a portion of net operating losses prior to utilization in Japan.

The following table presents the net deferred tax assets (liabilities) at December 31, 2021 and 2020 on a U.S. GAAP basis:

December 31,
(in millions)	2021	2020
Net U.S. consolidated return group deferred tax assets	$14,616	$16,502
Net deferred tax assets (liabilities) in AOCI	(2,764)	(4,259)
Valuation allowance	(859)	(237)
Subtotal	10,993	12,006
Net foreign, state and local deferred tax assets	1,849	1,711
Valuation allowance	(1,128)	(1,093)
Subtotal	721	618
Subtotal - Net U.S., foreign, state and local deferred tax assets	11,714	12,624
Net foreign, state and local deferred tax liabilities	(235)	(234)
Total AIG net deferred tax assets (liabilities)	$11,479	$12,390

Deferred Tax Asset of U.S. Consolidated FEDERAL Income Tax Group

At December 31, 2021 and 2020, our U.S. consolidated federal income tax group had net deferred tax assets after valuation allowance of $11.0 billion and $12.0 billion, respectively. At December 31, 2021 and 2020, our U.S. consolidated income tax group had valuation allowances of $859 million and $237 million, respectively. During the year ended December 31, 2021, we recorded an increase of $700 million in valuation allowance related to a portion of our tax attribute carryforwards that are no longer more-likely-than-not to be realized. The valuation allowance activity in 2021 also includes a decrease in valuation allowance due to a corresponding reduction in deferred tax asset resulting from disallowed deductions from prior tax years.

316 AIG | 2021 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 21. Income Taxes

Deferred Tax ASSET – Foreign, State and Local

At December 31, 2021 and 2020, we had net deferred tax assets (liabilities) of $486 million and $384 million, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns.

At both December 31, 2021 and 2020, we had deferred tax asset valuation allowances of $1.1 billion related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns. We maintained these valuation allowances following our conclusion that we could not demonstrate that it was more likely than not that the related deferred tax assets will be realized. This was primarily due to factors such as cumulative losses in recent years and the inability to demonstrate profits within the specific jurisdictions over the relevant carryforward periods.

Tax Examinations and Litigation

We file a consolidated U.S. federal income tax return with our eligible U.S. subsidiaries. Income earned by subsidiaries operating outside the U.S. is taxed, and income tax expense is recorded, based on applicable U.S. and foreign laws.

We are currently under examination by the IRS for the tax years 2011 through 2013.

In September 2020, we received the IRS Revenue Agent Report containing agreed and disagreed issues for the audit of tax years 2007-2010. In October 2020, we filed a protest of the disagreed issues with the IRS Independent Office of Appeals (IRS Appeals). In March 2021, the IRS audit team issued their rebuttal to the protest of disagreed issues to IRS Appeals. We had an IRS Appeals conference in October 2021 and are continuing to engage in the Appeals process.

In 2009, after paying amounts due on a statutory notice of deficiency related to the disallowance of foreign tax credits associated with cross border financing transactions, we filed a refund lawsuit in the Southern District of New York (Southern District) with respect to tax year 1997. During the fourth quarter of 2020, the parties executed a binding settlement agreement with respect to the underlying issues in the lawsuit. On October 22, 2020, the Southern District dismissed the case based upon the settlement reached between AIG and the government. The parties continue to review the related interest calculations based on the settlement agreement, which will become due upon the IRS’ issuance of a Notice and Demand for Payment. During June 2021 and October 2021, AIG made additional payments of $354 million and $10 million to the U.S. Treasury with respect to this matter.

Accounting For Uncertainty in Income Taxes

The following table presents a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits:

Years Ended December 31,
(in millions)	2021	2020	2019
Gross unrecognized tax benefits, beginning of year	$2,343	$4,762	$4,709
Increases in tax positions for prior years	22	45	51
Decreases in tax positions for prior years	(1,233)	(131)	(1)
Increases in tax positions for current year	37	13	4
Settlements	(12)	(2,346)	(1)
Gross unrecognized tax benefits, end of year	$1,157	$2,343	$4,762

At December 31, 2021, 2020 and 2019, our unrecognized tax benefits, excluding interest and penalties, were $1.2 billion, $2.3 billion and $4.8 billion, respectively. The activity for the year ended December 31, 2021 is primarily attributable to the recent completion of audit activity by the IRS and New York State. The activity for the year ended December 31, 2020 includes the impact of the binding settlement agreement with the IRS for tax years 1991-2006 with respect to cross border financing transactions. After remeasurement based on the settlement terms, the remaining balances of the unrecognized tax benefits, penalties and interest related to the 1991-2006 tax years are no longer presented as uncertain tax positions and were reclassified as prior year current tax payable. The activity for the year ended December 31, 2019 includes increases primarily related to open tax issues and audits in state and local jurisdictions.

At December 31, 2021, 2020 and 2019, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $22 million, $44 million and $43 million, respectively. Accordingly, at December 31, 2021, 2020 and 2019, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.1 billion, $2.3 billion and $4.7 billion, respectively.

AIG | 2021 Form 10-K 317

ITEM 8 | Notes to Consolidated Financial Statements | 21. Income Taxes

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2021, 2020, and 2019, we had accrued liabilities of $69 million, $286 million, and $2.4 billion, respectively, for the payment of interest (net of the federal benefit) and penalties. For the years ended December 31, 2021, 2020, and 2019, we accrued expense (benefit) of $(207) million, $128 million and $236 million, respectively, for the payment of interest and penalties. The activity in 2021 is primarily related to the recent completion of audit activity by the IRS and New York State. The activity in 2020 also includes a net decrease of $2.2 billion, which is attributable to decreases and settlements of interest and penalties associated with the completion of the IRS examination for tax years 1991-2006.

We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next 12 months by as much as $15 million, principally as a result of potential resolutions or settlements of prior years’ tax items. The prior years’ tax items include unrecognized tax benefits related to the deductibility of certain expenses.

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

At December 31, 2021	Open Tax Years
Major Tax Jurisdiction
United States	2007-2020
Australia	2017-2020
Canada	2014-2020
France	2019-2020
Japan	2015-2020
Korea	2014-2020
Singapore	2017-2020
United Kingdom	2020-2020

22. Subsequent Events

DIVIDENDS DECLARED

On February 16, 2022, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 31, 2022 to shareholders of record on March 17, 2022. On February 16, 2022, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on March 15, 2022 to holders of record on February 28, 2022.

REPURCHASE OF COMMON STOCK

Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from January 1, 2022 to February 15, 2022, we repurchased approximately 9 million shares of AIG Common Stock for an aggregate purchase price of approximately $522 million. As of February 15, 2022, approximately $3.4 billion remained under our share repurchase authorization.

318 AIG | 2021 Form 10-K

Part II

ITEM 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A | Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by AIG management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2021. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

AIG management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

AIG management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control – Integrated Framework issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that have occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9C | Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

AIG | 2021 Form 10-K 319

Part III

ITEM 10 | Directors, Executive Officers and Corporate Governance

All information required by Items 10, 11, 12, 13 and 14 of this Form 10-K is incorporated by reference from the definitive proxy statement for AIG’s 2022 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

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

320 AIG | 2021 Form 10-K

Exhibit Index

Exhibit Number	Description	Location
2	Plan of acquisition, reorganization, arrangement, liquidation or succession

(1) Membership Interest Purchase Agreement, by and among AIG, Fortitude Group Holdings, LLC, Carlyle FRL, L.P., The Carlyle Group L.P., T&D United Capital Co., LTD. And T&D Holdings, Inc., dated as of November 25, 2019

Incorporated by reference to Exhibit 2.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 25, 2019 (File No. 1-8787).
	(2) Stock Purchase Agreement, dated as of July 14, 2021, between AIG and Argon Holdco LLC (an affiliate of Blackstone Inc.)	Incorporated by reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2021 (File No. 1-8787).
	(3) Purchase Agreement, dated as of July 14, 2021, between AIG and Aztec Holdco LLC (an affiliate of Blackstone Inc.)	Incorporated by reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2021 (File No. 1-8787).
3	Articles of incorporation and by-laws
3(i)	Amended and Restated Certificate of Incorporation of AIG, amended and restated May 14, 2020	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on May 15, 2020 (File No. 1-8787).
3(ii)	AIG By-laws, amended and restated December 9, 2020	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 9, 2020 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures

Certain instruments defining the rights of holders of long-term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.

	(1) Tax Asset Protection Plan, dated as of March 9, 2011, between AIG and Wells Fargo Bank, N.A., as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on March 9, 2011 (File No. 1-8787).
	(2) Amendment No. 1, dated as of January 8, 2014, to Tax Asset Protection Plan, between AIG and Wells Fargo Bank, National Association, as Rights Agent	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on January 8, 2014 (File No. 1-8787).
	(3) Amendment No. 2, dated as of December 14, 2016, to Tax Asset Protection Plan, between AIG and Wells Fargo Bank, National Association, as Rights Agent	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 14, 2016 (File No. 1-8787).

(4) Amendment No. 3, dated as of December 11, 2019, to Tax Asset Protection Plan, between Equiniti Trust Company, as successor to Wells Fargo Shareowner Services, a former division of Wells Fargo Bank, as Rights Agent

Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 11, 2019 (File No. 1-8787).
	(5) Description of Registrant’s Securities	Filed herewith.
	(6) Deposit Agreement, dated March 14, 2019, among AIG, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein	Incorporated by reference to Exhibit 4.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 14, 2019 (File No. 1-8787).
(7) Form of depositary receipt representing the Depository Shares (included in Exhibit A to Exhibit 4.7)

(8) Second Supplemental Indenture, dated as of June 10, 2021, to Junior Subordinated Indenture, dated as of December 1, 1996, among AIG Life Holdings, Inc. (as successor to American General Corporation), AIG and Deutsche Bank Trust Company Americas, as trustee.

Incorporated by reference to Exhibit 4 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2021 (File No. 1-8787).

AIG | 2021 Form 10-K 321

9	Voting Trust Agreement	None.
10	Material contracts
	(1) American International Group, Inc. 2010 Stock Incentive Plan*	Incorporated by reference to Appendix B in AIG’s Definitive Proxy Statement, dated April 12, 2010 (Filed No. 1-8787).
	(2) AIG Amended Form of 2010 Stock Incentive Plan DSU Award Agreement*	Incorporated by reference to Exhibit 10.14 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-8787).
	(3) Letter Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
	(4) Non-Solicitation and Non-Disclosure Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
	(5) Executive Officer Form of Release and Restrictive Covenant Agreement*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-8787).

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

Incorporated by reference to Exhibit 10.6 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
	(7) AIG 2013 Long-Term Incentive Plan (as amended September 2015)*	Incorporated by reference to Exhibit 10.35 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-8787).
	(8) Form of 2015 Performance Share Units Award Agreement*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
	(9) AIG Clawback Policy*	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
	(10) AIG Annual Short-Term Incentive Plan (as amended and restated effective March 1, 2016)*	Incorporated by reference to Exhibit 10.43 on AIG’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-8787).
	(11) AIG 2013 Omnibus Incentive Plan*	Incorporated by reference to Appendix B in AIG’s Definitive Proxy Statement on Schedule 14A, dated April 4, 2013 (File No. 1-8787).
	(12) Form of AIG 2013 Omnibus Incentive Plan Non-Employee Director DSU Award Agreement*	Incorporated by reference to Exhibit 10.52 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-8787).

322 AIG | 2021 Form 10-K

(13) Aggregate Excess of Loss Reinsurance Agreement, dated January 20, 2017, by and between AIG Assurance Company, AIG Property Casualty Company, AIG Specialty Insurance Company, AIU Insurance Company, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company Of The State Of Pennsylvania and National Indemnity Company (portions of this exhibit have been redacted pursuant to a request for confidential treatment)

Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).

(14) Trust Agreement, dated January 20, 2017, by and among National Union Fire Insurance Company of Pittsburgh, Pa., National Indemnity Company, and Wells Fargo Bank, National Association (portions of this exhibit have been redacted pursuant to a request for confidential treatment)

Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
(15) Parental Guarantee Agreement, dated January 20, 2017, by Berkshire Hathaway Inc. in favor of National Union Fire Insurance Company of Pittsburgh, Pa.	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
(16) Form of AIG Long Term Incentive Award Agreement (as of March 2017)*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2017 (File No. 1-8787).
(17) Letter Agreement, dated July 22, 2015, between AIG and Douglas A. Dachille*	Incorporated by reference to Exhibit 10.9 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-8787).
(18) Non-Solicitation and Non-Disclosure Agreement, dated July 22, 2015, between AIG and Douglas A. Dachille*	Incorporated by reference to Exhibit 10.10 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-8787).
(19) Form of Stock Option Award Agreement, between American International Group, Inc. and Brian Duperreault*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on May 15, 2017 (File No. 1-8787).
(20) Non-Solicitation and Non-Disclosure Agreement, dated July 5, 2017, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on July 6, 2017 (File No. 1-8787).
(21) Form of Stock Option Award Agreement, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on July 6, 2017 (File No. 1-8787).
(22) Form of Long Term Incentive Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.60 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-8787).
(23) AIG Long Term Incentive Plan (as amended March 2018)*	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-8787).
(24) Description of Non-Management Director Compensation*	Incorporated by reference to “Compensation of Directors” in AIG’s Definitive Proxy Statement on Schedule 14A, dated March 30, 2021 (File No. 1-8787).
(25) Letter Agreement, dated May 10, 2018, between AIG and Mark Lyons*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K/A, Amendment No. 1, filed with the SEC on December 14, 2018 (File No. 1-8787).
(26) Non-Solicitation and Non-Disclosure Agreement, dated May 13, 2018, between AIG and Mark Lyons*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K/A, Amendment No. 1, filed with the SEC on December 14, 2018 (File No. 1-8787).
(27) Form of AIG Long Term Incentive Award Agreement (as of April 2019)*	Incorporated by reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2019 (File No. 1-8787).

AIG | 2021 Form 10-K 323

	(28) Form of AIG Long Term Incentive Award Agreement (as of January 2020)*	Incorporated by reference to Exhibit 10.49 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 21, 2020 (File No. 1-8787).

(29) Amended and Restated Combination Coinsurance and Modified Coinsurance Agreement by and between American General Life Insurance Company and Fortitude Reinsurance Company, Ltd., effective as of June 1, 2020 (portions of this exhibit have been redacted pursuant to a request for confidential treatment)

Incorporated by reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2020 (File No. 1-8787).
	(30) Amended and Restated Non-Qualified Pension Plan (as amended July 2020)	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2020 (File No. 1-8787).
	(31) AIG 2012 Executive Severance Plan (as amended and restated February 2021)*	Incorporated by reference to Exhibit 10.35 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021 (File No. 1-8787).
	(32) AIG Long Term Incentive Plan (as amended and restated February 2021)*	Incorporated by reference to Exhibit 10.36 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021 (File No. 1-8787).
	(33) AIG Non-Qualified Retirement Income Plan (as amended and restated February 2021)*	Incorporated by reference to Exhibit 10.37 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021 (File No. 1-8787).
	(34) Letter Agreement, dated February 11, 2021, between AIG and Peter Zaffino*	Incorporated by reference to Exhibit 10.38 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021 (File No. 1-8787).
	(35) Letter Agreement, dated February 11, 2021, between AIG and Brian Duperreault*	Incorporated by reference to Exhibit 10.39 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021 (File No. 1-8787).
	(36) American International Group, Inc. 2021 Omnibus Incentive Plan	Incorporated by reference to Appendix B to AIG’s Definitive Proxy Statement filed with the Commission on March 30, 2021 (File No. 001-08787).
	(37) AIG Long Term Incentive Plan (as amended and restated April 2021)*	Incorporated by reference to Exhibit 10.6 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021 (File No. 1-8787).
	(38) AIG Long Term Incentive Plan Form of Award Agreement (April 2021)*	Incorporated by reference to Exhibit 10.7 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021 (File No. 1-8787).
	(39) AIG Long Term Incentive Plan (as amended and restated September 2021)*	Incorporated by reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2021 (File No. 1-8787).
	(40) AIG Long Term Incentive Plan Form of Award Agreement (September 2021)*	Incorporated by reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2021 (File No. 1-8787).
	(41) Form of AIG 2021 Omnibus Incentive Plan Non-Employee Director DSU Award Agreement*	Filed herewith.

(42) Credit Agreement, dated as of November 19, 2021, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, Bank of America, N.A., as Administrative Agent, and each Several L/C Agent party thereto

Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 22, 2021 (File No. 1-8787).
	(43) Letter Agreement, dated December 7, 2021, between AIG and Shane Fitzsimons*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K/A, Amendment No. 1, filed with the SEC on December 9, 2021 (File No. 1-8787).
21	Subsidiaries of Registrant	Filed herewith.
22	Guaranteed Securities	None.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24	Powers of attorney	Included on signature page and filed herewith.

324 AIG | 2021 Form 10-K

31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (ii) the Consolidated Statements of Income (Loss) for the three years ended December 31, 2021, (iii) the Consolidated Statements of Equity for the three years ended December 31, 2021, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2021, (v) the Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2021 and (vi) the Notes to the Consolidated Financial Statements.

Filed herewith.

* This exhibit is a management contract or a compensatory plan or arrangement.

** This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16 | Form 10-K Summary

None.

AIG | 2021 Form 10-K 325

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th of February, 2022.

AMERICAN INTERNATIONAL GROUP, INC.

By	/S/ PETER ZAFFINO
(Peter Zaffino, Chairman and Chief Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Zaffino and Shane Fitzsimons, and each of them severally, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th of February, 2022.

326 AIG | 2021 Form 10-K

SIGNATURE	TITLE
/S/ PETER ZAFFINO	Chairman and Chief Executive Officer and Director
(Peter Zaffino)
/S/ SHANE FITZSIMONS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
(Shane Fitzsimons)
/S/ ELIAS F. HABAYEB	Senior Vice President, Chief Financial Officer, Life and Retirement and Chief Accounting Officer, AIG (Principal Accounting Officer)
(Elias F. Habayeb)
/S/ JAMES COLE JR.	Director
(James Cole Jr.)
/S/ W. DON CORNWELL	Director
(W. Don Cornwell)
/S/ JOHN H. FITZPATRICK	Director
(John H. Fitzpatrick)
/S/ WILLIAM G. JURGENSEN	Director
(William G. Jurgensen)
/S/ CHRISTOPHER S. LYNCH	Director
(Christopher S. Lynch)
/S/ LINDA A. MILLS	Director
(Linda A. Mills)
/S/ THOMAS F. MOTAMED	Director
(Thomas F. Motamed)
/S/ PETER R. PORRINO	Director
(Peter R. Porrino)
/S/ AMY L. SCHIOLDAGER	Director
(Amy L. Schioldager)
/S/ DOUGLAS M. STEENLAND	Director
(Douglas M. Steenland)
/S/ THERESE M. VAUGHAN	Director
(Therese M. Vaughan)

AIG | 2021 Form 10-K 327

Summary of Investments – Other than Investments in Related Parties

			Schedule I

			Amount at
At December 31, 2021			which shown in
(in millions)	Cost(a)	Fair Value	the Balance Sheet
Fixed maturities:
U.S. government and government sponsored entities	$9,624	$9,944	$9,944
Obligations of states, municipalities and political subdivisions	12,858	14,625	14,625
Non-U.S. governments	15,934	16,406	16,406
Public utilities	22,502	24,252	24,252
All other corporate debt securities	141,612	152,405	152,405
Mortgage-backed, asset-backed and collateralized	62,959	65,848	65,848
Total fixed maturity securities	265,489	283,480	283,480
Equity securities and mutual funds:
Common stock:
Public utilities	1	1	1
Banks, trust and insurance companies	158	158	158
Industrial, miscellaneous and all other	332	332	332
Total common stock	491	491	491
Preferred stock	10	10	10
Mutual funds	238	238	238
Total equity securities and mutual funds	739	739	739
Mortgage and other loans receivable, net of allowance	46,048	48,058	46,048
Other invested assets	16,447	15,667	15,668
Short-term investments, at cost (approximates fair value)	13,357	13,357	13,357
Derivative assets(b)	843	843	843
Total investments	$342,923	$362,144	$360,135

(a) Original cost of fixed maturities is reduced by repayments and adjusted for amortization of premiums or accretion of discounts.

(b) The balance is reported in Other assets.

328 AIG | 2021 Form 10-K

Condensed Financial Information of Registrant

Balance Sheets – Parent Company Only

	Schedule II

December 31,
(in millions)	2021	2020
Assets:
Short-term investments	$4,332	$6,918
Other investments	6,671	4,227
Total investments	11,003	11,145
Cash	3	3
Loans to subsidiaries(a)	45,415	36,981
Due from affiliates - net(a)	1,941	1,531
Intercompany tax receivable(a)	426	978
Deferred income taxes	5,845	8,525
Investment in consolidated subsidiaries(a)	29,713	41,294
Other assets(b)	406	313
Total assets	$94,752	$100,770
Liabilities:
Due to affiliates(a)	$2,992	$3,224
Intercompany tax payable(a)	2,193	2,669
Notes and bonds payable	19,633	23,068
Junior subordinated debt	1,164	1,561
Series AIGFP matched notes and bonds payable	18	21
Loans from subsidiaries(a)	739	735
Other liabilities	2,057	3,130
Total liabilities	28,796	34,408
AIG Shareholders’ equity:
Preferred stock	485	485
Common stock	4,766	4,766
Treasury stock	(51,618)	(49,322)
Additional paid-in capital	81,851	81,418
Retained earnings	23,785	15,504
Accumulated other comprehensive income	6,687	13,511
Total AIG shareholders’ equity	65,956	66,362
Total liabilities and equity	$94,752	$100,770

(a) Eliminated in consolidation.

(b) At December 31, 2021 and 2020, included restricted cash of $1 million and $1 million, respectively.

See accompanying Notes to Condensed Financial Information of Registrant.

AIG | 2021 Form 10-K 329

Condensed Financial Information of Registrant (Continued)
Statements of Income – Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2021	2020	2019
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(3,370)	$(2,569)	$44
Dividend income from consolidated subsidiaries(a)	14,699	1,797	3,819
Interest income(b)	169	348	1,034
Net realized losses	(1)	(149)	(3)
Other income (loss)	(3)	(1)	125
Expenses:
Interest expense	948	1,043	985
Net loss on extinguishment of debt	304	2	-
Net (gain) loss on divestitures	(10)	4,010	1
Other expenses	1,214	980	728
Income (loss) from continuing operations before income tax benefit	9,038	(6,609)	3,305
Income tax benefit	(350)	(667)	(45)
Net income (loss)	9,388	(5,942)	3,350
Loss from discontinued operations	-	(2)	(2)
Net income (loss) attributable to AIG Parent Company	$9,388	$(5,944)	$3,348

(a)Eliminated in consolidation.

(b) Includes interest income on intercompany borrowings of $131 million, $295 million and $904 million on December 31, 2021, 2020 and 2019, respectively, eliminated in consolidation.

See accompanying Notes to Condensed Financial Information of Registrant.

Condensed Financial Information of Registrant (Continued)
Statements of Comprehensive Income – Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2021	2020	2019
Net income (loss)	$9,388	$(5,944)	$3,348
Other comprehensive income (loss)	(5,725)	8,529	6,395
Total comprehensive income attributable to AIG	$3,663	$2,585	$9,743

See accompanying Notes to Condensed Financial Information of Registrant.

330 AIG | 2021 Form 10-K

Condensed Financial Information of Registrant (Continued)
Statements of Cash Flows – Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2021	2020	2019
Net cash provided by (used in) operating activities	$3,837	$(30)	$3,484
Cash flows from investing activities:
Sales and maturities of investments	4,228	5,181	2,313
Sales of divested businesses	-	2,225	-
Purchase of investments	(5,761)	(3,250)	(2,957)
Net change in short-term investments	2,647	(3,559)	(2,170)
Contributions from (to) subsidiaries - net	403	(964)	(237)
Loans to subsidiaries - net	(104)	(22)	513
Other, net	(41)	(402)	67
Net cash provided by (used in) investing activities	1,372	(791)	(2,471)
Cash flows from financing activities:
Issuance of long-term debt	-	4,065	595
Repayments of long-term debt	(3,703)	(1,696)	(1,006)
Issuance of preferred stock	-	-	485
Cash dividends paid on preferred stock	(29)	(29)	(22)
Cash dividends paid on common stock	(1,083)	(1,103)	(1,114)
Loans from subsidiaries - net	3	16	93
Purchase of common stock	(2,598)	(500)	-
Other, net	2,201	(33)	(66)
Net cash provided by (used in) financing activities	(5,209)	720	(1,035)
Change in cash and restricted cash	-	(101)	(22)
Cash and restricted cash at beginning of year	4	105	127
Cash and restricted cash at end of year	$4	$4	$105

Supplementary disclosure of cash flow information:
	Years Ended December 31,
(in millions)	2021	2020	2019
Cash	$3	$3	$2
Restricted cash included in Short-term investments	-	-	102
Restricted cash included in Other assets	1	1	1
Total cash and restricted cash shown in Statements of Cash Flows – Parent Company Only	$4	$4	$105

Cash (paid) received during the period for:
Interest:
Third party	$(941)	$(1,014)	$(941)
Intercompany	1	-	(3)
Taxes:
Income tax authorities	(494)	(466)	(11)
Intercompany	1,950	1,592	1,179
Intercompany non-cash financing and investing activities:
Capital contributions	2,284	333	15
Return of capital	1,365	-	15
Dividend received in the form of intercompany note	8,300	-	-
Dividends received in the form of securities	1,289	879	702

See accompanying Notes to Condensed Financial Information of Registrant.
AIG | 2021 Form 10-K 331

Notes to Condensed Financial Information of Registrant

American International Group, Inc.’s (the Registrant) investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto of American International Group, Inc. and subsidiaries included in the Registrant’s 2021 Annual Report on Form 10-K for the year ended December 31, 2021 (Annual Report on Form 10-K) filed with the Securities and Exchange Commission on February 17, 2022.

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

Income taxes in the accompanying Condensed Balance Sheets are composed of the Registrant’s current and deferred tax assets, the consolidated group’s current income tax receivable and deferred taxes related to tax attribute carryforwards of AIG’s U.S. consolidated federal income tax group.

For additional information see Note 21 to the Consolidated Financial Statements.

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

332 AIG | 2021 Form 10-K

Supplementary Insurance Information

						Schedule III

At December 31, 2021 and 2020

				Liability
				for Unpaid
				Losses and
				Loss
			Deferred	Adjustment		Policy
			Policy	Expenses,		and
			Acquisition	Future Policy	Unearned	Contract
Segment (in millions)			Costs	Benefits	Premiums	Claims
2021
General Insurance			$2,428	$75,500	$19,209	$-
Life and Retirement			8,086	57,749	68	1,460
Other Operations(a)			-	5,727	36	89
			$10,514	$138,976	$19,313	$1,549
2020
General Insurance			$2,489	$74,315	$18,595	$-
Life and Retirement			7,316	54,645	57	1,336
Other Operations(a)			-	5,638	8	42
			$9,805	$134,598	$18,660	$1,378

For the years ended December 31, 2021, 2020 and 2019

			Losses	Amortization
	Premiums		and Loss	of Deferred
	and	Net	Expenses	Policy	Other	Net
	Policy	Investment	Incurred,	Acquisition	Operating	Premiums
Segment (in millions)	Fees	Income	Benefits	Costs	Expenses	Written(b)
2021
General Insurance	$25,057	$3,304	$16,097	$3,530	$4,375	$25,890
Life and Retirement	9,080	9,521	11,944	973	2,636	-
Other Operations(a)	173	1,787	(96)	70	1,779	527
	$34,310	$14,612	$27,945	$4,573	$8,790	$26,417
2020
General Insurance	$23,662	$2,925	$16,803	$3,538	$4,345	$22,959
Life and Retirement	7,498	8,881	10,435	632	2,522	-
Other Operations(a)	280	1,825	1,190	41	1,529	497
	$31,440	$13,631	$28,428	$4,211	$8,396	$23,456
2019
General Insurance	$26,438	$3,444	$17,246	$4,482	$4,621	$25,092
Life and Retirement	6,712	8,733	9,427	672	2,542	-
Other Operations(a)	426	2,442	2,561	10	1,374	362
	$33,576	$14,619	$29,234	$5,164	$8,537	$25,454

(a) Includes consolidation and elimination entries and reconciling items from adjusted pre-tax income to pre-tax income. See Note 3 to the Consolidated Financial Statements.

(b) Balances reflect the segment changes discussed in Note 3 to the Consolidated Financial Statements.

AIG | 2021 Form 10-K 333

Reinsurance

					Schedule IV

At December 31, 2021, 2020 and 2019 and for the years then ended

					Percent of
		Ceded to	Assumed		Amount
	Gross	Other	from Other		Assumed
(in millions)	Amount	Companies	Companies	Net Amount	to Net
2021
Long-duration insurance in force	$1,280,090	$363,008	$192	$917,274	-%
Premiums Earned:
General Insurance companies	$30,279	$11,301	$6,640	$25,618	25.9%
Life and Retirement companies	4,596	1,220	2,265	5,641	40.2
Total	$34,875	$12,521	$8,905	$31,259	28.5%
2020
Long-duration insurance in force*	$1,243,389	$349,453	$225	$894,161	-%
Premiums Earned:
General Insurance companies	$28,596	$10,435	$5,984	$24,145	24.8%
Life and Retirement companies	4,381	1,061	1,058	4,378	24.2
Total	$32,977	$11,496	$7,042	$28,523	24.7%
2019
Long-duration insurance in force	$1,185,771	$264,732	$279	$921,318	-%
Premiums Earned:
General Insurance companies	$30,017	$9,526	$6,395	$26,886	23.8%
Life and Retirement companies	4,363	916	228	3,675	6.2
Total	$34,380	$10,442	$6,623	$30,561	21.7%

*The Ceded to other companies and Net amount for Long-duration insurance in force in 2020 have been revised from $292.5 billion to $349.5 billion and from $951.1 billion to $894.2 billion, respectively to correct Long-duration insurance in force in 2020. These corrections have no impact on AIG’s consolidated financial statements and are not considered material to previously issued financial statements.

334 AIG | 2021 Form 10-K

Valuation and Qualifying Accounts

						Schedule V

For the years ended December 31, 2021, 2020 and 2019

		Initial
	Balance,	Allowance	Charged to
	Beginning	Upon CECL	Costs and			Other	Balance,
(in millions)	of year	Adoption	Expenses	Charge Offs	Divestitures	Changes*	End of year
2021
Allowance for mortgage and
other loans receivable	$814	$-	$(164)	$(2)	$(19)	$-	$629
Allowance for premiums and
insurances balances receivable	205	-	(15)	(2)	-	(3)	185
Allowance for reinsurance assets	326	-	24	(17)	-	-	333
Federal and foreign valuation
allowance for deferred tax assets	1,330	-	718	-	-	(61)	1,987
2020
Allowance for mortgage and
other loans receivable	$438	$318	$75	$(17)	$-	$-	$814
Allowance for premiums and
insurances balances receivable	178	34	6	(12)	-	(1)	205
Allowance for reinsurance assets	151	172	12	(9)	-	-	326
Federal and foreign valuation
allowance for deferred tax assets	1,425	-	(65)	-	-	(30)	1,330
2019
Allowance for mortgage and
other loans receivable	$397	$-	$46	$(5)	$-	$-	$438
Allowance for premiums and
insurances balances receivable	216	-	(25)	(23)	-	10	178
Allowance for reinsurance assets	140	-	20	(11)	-	2	151
Federal and foreign valuation
allowance for deferred tax assets	1,779	-	(44)	-	-	(310)	1,425

*Includes recoveries of amounts previously charged off and reclassifications to/from other accounts.

AIG | 2021 Form 10-K 335