Form 10-Q
period 2022-03-31
AMERICAN INTERNATIONAL GROUP, INC.
filed 2022-05-05
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

As of April 26, 2022, there were 792,191,972 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

March 31, 2022

1 AIG | First Quarter 2022 Form 10-Q

Part I – Financial Information

Item 1. | Financial Statements

American International Group, Inc.

Condensed Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in millions, except for share data)	2022	2021
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $191 in 2022 and $98 in 2021
(amortized cost: 2022 - $259,480; 2021 - $259,210)*	$257,219	$277,202
Other bond securities, at fair value (See Note 5)*	6,582	6,278
Equity securities, at fair value (See Note 5)*	695	739
Mortgage and other loans receivable, net of allowance for credit losses of $617 in 2022 and $629 in 2021*	47,470	46,048
Other invested assets (portion measured at fair value: 2022 - $11,687; 2021 - $10,504)*	16,186	15,668
Short-term investments, including restricted cash of $152 in 2022 and $197 in 2021
(portion measured at fair value: 2022 - $3,430; 2021 - $4,426)*	9,718	13,357
Total investments	337,870	359,292

Cash*	2,537	2,198
Accrued investment income*	2,272	2,239
Premiums and other receivables, net of allowance for credit losses and disputes of $184 in 2022 and $185 in 2021	14,827	12,409
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2022 and $0 in 2021	33,276	33,365
Reinsurance assets - other, net of allowance for credit losses and disputes of $342 in 2022 and $333 in 2021	42,326	40,919
Deferred income taxes	13,435	11,714
Deferred policy acquisition costs	12,915	10,514
Other assets, net of allowance for credit losses of $49 in 2022 and $49 in 2021, including restricted cash of $40 in 2022
and $32 in 2021 (portion measured at fair value: 2022 - $764; 2021 - $957)*	13,205	14,351
Separate account assets, at fair value	100,850	109,111
Total assets	$573,513	$596,112
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2022 and $14 in 2021	$78,183	$79,026
Unearned premiums	21,764	19,313
Future policy benefits for life and accident and health insurance contracts	58,650	59,950
Policyholder contract deposits (portion measured at fair value: 2022 - $8,080; 2021 - $9,736)	156,476	156,686
Other policyholder funds	3,768	3,476
Fortitude Re funds withheld payable (portion measured at fair value: 2022 - $2,206; 2021 - $5,922)	36,481	40,771
Other liabilities (portion measured at fair value: 2022 - $396; 2021 - $586)*	29,300	28,704
Long-term debt (portion measured at fair value: 2022 - $1,782; 2021 - $1,871)	23,572	23,741
Debt of consolidated investment entities*	6,366	6,422
Separate account liabilities	100,850	109,111
Total liabilities	515,410	527,200
Contingencies, commitments and guarantees (See Note 11)	nil	nil

AIG shareholders’ equity:
Series A non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares
authorized; shares issued: 2022 - 20,000 and 2021 - 20,000; liquidation preference $500	485	485
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2022 - 1,906,671,492 and
2021 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2022 - 1,106,447,402 shares; 2021 - 1,087,984,129 shares of common stock	(52,791)	(51,618)
Additional paid-in capital	81,620	81,851
Retained earnings	27,764	23,785
Accumulated other comprehensive income (loss)	(5,900)	6,687
Total AIG shareholders’ equity	55,944	65,956
Non-redeemable noncontrolling interests	2,159	2,956
Total equity	58,103	68,912
Total liabilities and equity	$573,513	$596,112

* See Note 8 for details of balances associated with variable interest entities.

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2022 Form 10-Q 2

American International Group, Inc.

Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended March 31,
(dollars in millions, except per common share data)	2022	2021
Revenues:
Premiums	$7,110	$6,507
Policy fees	764	784
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	2,946	3,171
Net investment income - Fortitude Re funds withheld assets	291	486
Total net investment income	3,237	3,657
Net realized gains:
Net realized gains - excluding Fortitude Re funds withheld
assets and embedded derivative	1,241	695
Net realized gains (losses) on Fortitude Re funds withheld assets	(140)	173
Net realized gains on Fortitude Re funds withheld embedded derivative	3,318	2,382
Total net realized gains	4,419	3,250
Other income	278	256
Total revenues	15,808	14,454
Benefits, losses and expenses:
Policyholder benefits and losses incurred	5,255	5,139
Interest credited to policyholder account balances	877	868
Amortization of deferred policy acquisition costs	1,437	1,304
General operating and other expenses	2,181	2,088
Interest expense	263	342
Gain on extinguishment of debt	-	(8)
Net gain on divestitures	(40)	(7)
Total benefits, losses and expenses	9,973	9,726
Income from continuing operations before income tax expense	5,835	4,728
Income tax expense	1,179	798
Income from continuing operations	4,656	3,930
Income (loss) from discontinued operations, net of income taxes	-	-
Net income	4,656	3,930
Less:
Net income from continuing operations attributable to noncontrolling interests	396	54
Net income attributable to AIG	4,260	3,876
Less: Dividends on preferred stock	7	7
Net income attributable to AIG common shareholders	$4,253	$3,869

Income per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$5.21	$4.45
Income from discontinued operations	$-	$-
Net income attributable to AIG common shareholders	$5.21	$4.45
Diluted:
Income from continuing operations	$5.15	$4.41
Income from discontinued operations	$-	$-
Net income attributable to AIG common shareholders	$5.15	$4.41
Weighted average shares outstanding:
Basic	816,314,273	868,105,069
Diluted	826,012,610	876,269,924

See accompanying Notes to Condensed Consolidated Financial Statements.

3 AIG | First Quarter 2022 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Net income (loss)	$4,656	$3,930
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which
allowance for credit losses was taken	(45)	33
Change in unrealized depreciation of all other investments	(13,607)	(7,199)
Change in foreign currency translation adjustments	(5)	125
Change in retirement plan liabilities adjustment	9	(3)
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	-	(1)
Other comprehensive loss	(13,648)	(7,045)
Comprehensive loss	(8,992)	(3,115)
Comprehensive income (loss) attributable to noncontrolling interests	(665)	54
Comprehensive loss attributable to AIG	$(8,327)	$(3,169)

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2022 Form 10-Q 4

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)

	Preferred							Non-
	Stock and					Accumulated	Total AIG	redeemable
	Additional			Additional		Other	Share-	Non-
	Paid-in	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Capital	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Three Months Ended March 31, 2022
Balance, beginning of year	$485	$4,766	$(51,618)	$81,851	$23,785	$6,687	$65,956	$2,956	$68,912
Common stock issued under stock plans	-	-	230	(320)	-	-	(90)	-	(90)
Purchase of common stock	-	-	(1,403)	-	-	-	(1,403)	-	(1,403)
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	4,260	-	4,260	396	4,656
Dividends on preferred stock	-	-	-	-	(7)	-	(7)	-	(7)
Dividends on common stock	-	-	-	-	(258)	-	(258)	-	(258)
Other comprehensive loss	-	-	-	-	-	(12,587)	(12,587)	(1,061)	(13,648)
Net increase (decrease) due to divestitures
and acquisitions	-	-	-	-	-	-	-	-	-
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(132)	(132)
Other	-	-	-	89	(16)	-	73	-	73
Balance, end of period	$485	$4,766	$(52,791)	$81,620	$27,764	$(5,900)	$55,944	$2,159	$58,103
Three Months Ended March 31, 2021
Balance, beginning of year	$485	$4,766	$(49,322)	$81,418	$15,504	$13,511	$66,362	$837	$67,199
Common stock issued under stock plans	-	-	171	(255)	-	-	(84)	-	(84)
Purchase of common stock	-	-	(362)	-	-	-	(362)	-	(362)
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	3,876	-	3,876	54	3,930
Dividends on preferred stock	-	-	-	-	(7)	-	(7)	-	(7)
Dividends on common stock	-	-	-	-	(276)	-	(276)	-	(276)
Other comprehensive loss	-	-	-	-	-	(7,045)	(7,045)	-	(7,045)
Net increase due to divestitures
and acquisitions	-	-	-	-	-	-	-	75	75
Contributions from noncontrolling interests	-	-	-	-	-	-	-	5	5
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(90)	(90)
Other	-	-	101	90	24	-	215	-	215
Balance, end of period	$485	$4,766	$(49,412)	$81,253	$19,121	$6,466	$62,679	$881	$63,560

See accompanying Notes to Condensed Consolidated Financial Statements.

5 AIG | First Quarter 2022 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$4,656	$3,930
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net (gains) losses on sales of securities available for sale and other assets	165	(417)
Net gain on divestitures	(40)	(7)
Gains on extinguishment of debt	-	(8)
Unrealized gains in earnings - net	(2,006)	(853)
Equity in (income) loss from equity method investments, net of dividends or distributions	(91)	3
Depreciation and other amortization	1,447	1,423
Impairments of assets	-	6
Changes in operating assets and liabilities:
Insurance reserves	1,734	3,628
Premiums and other receivables and payables - net	(4,164)	(2,863)
Reinsurance assets, net	(1,223)	(2,879)
Capitalization of deferred policy acquisition costs	(1,386)	(1,422)
Current and deferred income taxes - net	1,123	756
Other, net	(158)	(657)
Total adjustments	(4,599)	(3,290)
Net cash provided by operating activities	57	640
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	6,097	6,200
Other securities	411	248
Other invested assets	795	1,147
Maturities of fixed maturity securities available for sale	5,674	7,823
Principal payments received on and sales of mortgage and other loans receivable	1,921	2,009
Purchases of:
Available for sale securities	(12,263)	(15,329)
Other securities	(1,061)	(64)
Other invested assets	(674)	(649)
Mortgage and other loans receivable	(3,515)	(1,997)
Net change in short-term investments	3,645	4,067
Other, net	(177)	(1,950)
Net cash provided by investing activities	853	1,505
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	6,392	5,716
Policyholder contract withdrawals	(4,802)	(5,190)
Issuance of long-term debt	11	27
Issuance of debt of consolidated investment entities	697	495
Repayments of long-term debt	(7)	(1,515)
Repayments of debt of consolidated investment entities	(737)	(900)
Purchase of common stock	(1,394)	(362)
Dividends paid on preferred stock	(7)	(7)
Dividends paid on common stock	(258)	(276)
Other, net	(490)	(102)
Net cash used in financing activities	(595)	(2,114)
Effect of exchange rate changes on cash and restricted cash	(13)	(17)
Net increase in cash and restricted cash	302	14
Cash and restricted cash at beginning of year	2,427	3,230
Cash and restricted cash at end of period	$2,729	$3,244

AIG | First Quarter 2022 Form 10-Q 6

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)(continued)

Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Three Months Ended March 31,
(in millions)	2022	2021
Cash	$2,537	$2,796
Restricted cash included in Short-term investments*	152	210
Restricted cash included in Other assets*	40	238
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$2,729	$3,244

Cash paid during the period for:
Interest	$243	$255
Taxes	$56	$42
Non-cash investing activities:
Fixed maturity securities received in connection with reinsurance transactions	$2	$161
Fixed maturity securities transferred in connection with reinsurance transactions	$(204)	$(194)
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$835	$860
Fee income debited to policyholder contract deposits included in financing activities	$(420)	$(423)

* Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to real estate.

See accompanying Notes to Condensed Consolidated Financial Statements.

7 AIG | First Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 1. Basis of Presentation

1. Basis of Presentation

American International Group, Inc. (AIG) is a leading global insurance organization serving customers in approximately 70 countries and jurisdictions. AIG companies serve commercial and individual customers through one of the most extensive worldwide property-casualty networks of any insurer. In addition, AIG companies are leading providers of life insurance and retirement services in the United States. AIG Common Stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG). Unless the context indicates otherwise, the terms “AIG,” “we,” “us” “our” or “the Company” mean American International Group, Inc. and its consolidated subsidiaries and the term “AIG Parent” means American International Group, Inc. and not any of its consolidated subsidiaries.

These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) and should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Annual Report). The condensed consolidated financial information as of December 31, 2021 included herein has been derived from the audited Consolidated Financial Statements in the 2021 Annual Report.

Certain of our foreign subsidiaries included in the Condensed Consolidated Financial Statements report on the basis of a fiscal year ending November 30. The effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these Condensed Consolidated Financial Statements has been considered for adjustment and/or disclosure. In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2022 and prior to the issuance of these Condensed Consolidated Financial Statements.

Sales/disposals of ASSETS AND Businesses

Separation of Life and Retirement Business and Relationship with Blackstone Inc.

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. On November 2, 2021, AIG and Blackstone Inc. (Blackstone) completed the acquisition by Blackstone of a 9.9 percent equity stake in Corebridge Financial, Inc., formerly known as SAFG Retirement Services, Inc. (Corebridge), which is the holding company for AIG’s Life and Retirement business, for $2.2 billion in an all cash transaction, subject to adjustment if the final pro forma adjusted book value is greater or lesser than the target pro forma adjusted book value. This resulted in a $629 million decrease to AIG’s shareholders’ equity in the fourth quarter of 2021. As part of the separation, most of AIG’s investment operations were transferred to Corebridge or its subsidiaries as of December 31, 2021, and AIG entered into a long-term asset management relationship with Blackstone to manage an initial $50 billion of Life and Retirement’s existing investment portfolio beginning in the fourth quarter of 2021, with that amount increasing by increments of $8.5 billion per year for five years beginning in the fourth quarter of 2022, for an aggregate of $92.5 billion. In addition, Blackstone designated one member of the Board of Directors of Corebridge, which currently consists of 11 directors. Pursuant to the definitive agreement, Blackstone will be required to hold its ownership interest in Corebridge following the completion of the separation of the Life and Retirement business, subject to exceptions permitting Blackstone to sell 25%, 67% and 75% of its shares after the first, second and third anniversaries, respectively, of the initial public offering of Corebridge (the IPO), with the transfer restrictions terminating in full on the fifth anniversary of the IPO. In the event that the IPO of Corebridge is not completed prior to November 2, 2023, Blackstone will have the right to require AIG to undertake the IPO, and in the event that the IPO has not been completed prior to November 2, 2024, Blackstone will have the right to exchange all or a portion of its ownership interest in Corebridge for shares of AIG’s common stock on the terms set forth in the definitive agreement. On November 1, 2021, Corebridge declared a dividend payable to AIG Parent in the amount of $8.3 billion. In connection with such dividend, Corebridge issued a promissory note to AIG Parent in the amount of $8.3 billion, which is required to be paid to AIG Parent prior to the IPO of Corebridge. On April 5, 2022, Corebridge issued senior unsecured notes in the aggregate principal amount of $6.5 billion, the proceeds of which were used to repay a portion of the $8.3 billion promissory note previously issued by Corebridge to AIG. While we currently believe the IPO is the next step in the separation of the Life and Retirement business from AIG, no assurance can be given regarding the form that future separation transactions may take or the specific terms or timing thereof, or that a separation will in fact occur. Any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of

AIG | First Quarter 2022 Form 10-Q 8

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 1. Basis of Presentation

Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the Securities and Exchange Commission.

On December 15, 2021, AIG and Blackstone Real Estate Income Trust (BREIT), a long-term, perpetual capital vehicle affiliated with Blackstone, completed the acquisition by BREIT of AIG’s interests in a U.S. affordable housing portfolio for $4.9 billion, in an all cash transaction, resulting in a pre-tax gain of $3.0 billion. The historical results of the U.S. affordable housing portfolio were reported in our Life and Retirement operating segments.

For additional information regarding the debt issuance of Corebridge, see Note 16.

Sale of Certain AIG Life and Retirement Retail Mutual Funds Business

On February 8, 2021, AIG announced the execution of a definitive agreement with Touchstone Investments (Touchstone), an indirect wholly-owned subsidiary of Western & Southern Financial Group, to sell certain assets of Life and Retirement’s Retail Mutual Funds business. This sale consisted of the reorganization of twelve of the retail mutual funds managed by SunAmerica Asset Management, LLC (SAAMCo), a Life and Retirement entity, into certain Touchstone funds and was subject to certain conditions, including approval of the fund reorganizations by the retail mutual fund boards of directors/trustees and fund shareholders. The transaction closed on July 16, 2021, at which time we received initial proceeds and the twelve retail mutual funds managed by SAAMCo, with $6.8 billion in assets, were reorganized into Touchstone funds. Additional consideration may be earned over a three-year period based on asset levels in certain reorganized funds. Six retail mutual funds managed by SAAMCo and not included in the transaction were liquidated. We will retain our fund management platform and capabilities dedicated to our variable annuity insurance products.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires the application of accounting policies that often involve a significant degree of judgment. Accounting policies that we believe are most dependent on the application of estimates and assumptions are considered our critical accounting estimates and are related to the determination of:

• loss reserves;

• future policy benefit reserves for life and accident and health insurance contracts;

• liabilities for guaranteed benefit features of variable annuity, fixed annuity and fixed index annuity products;

• embedded derivative liabilities for fixed index annuity and life products;

• estimated gross profits to value deferred acquisition costs and unearned revenue for investment-oriented products;

• reinsurance assets, including the allowance for credit losses and disputes;

• goodwill impairment;

• allowance for credit losses on certain investments, primarily on loans and available for sale fixed maturity securities;

• legal contingencies;

• fair value measurements of certain financial assets and financial liabilities; and

• income taxes, in particular the recoverability of our deferred tax asset and establishment of provisions for uncertain tax positions.

These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of operations and cash flows could be materially affected.

9 AIG | First Quarter 2022 Form 10-Q

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

Where permitted by the guidance, we have accounted for contract modifications stemming from the discontinuation of LIBOR or another reference rate as a continuation of the existing contract. As part of our implementation efforts, we have and will continue to assess our operational readiness and current and alternative reference rates’ merits, limitations, risks and suitability for our investment and insurance processes. The adoption of the standard has not had, and is not expected to have, a material impact on our reported consolidated financial condition, results of operations, cash flows and required disclosures.

Future Application of Accounting Standards

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued an accounting standard update with the objective of making targeted improvements to the existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity.

The Company will adopt the standard on January 1, 2023. We continue to evaluate and expect the adoption of this standard will impact our financial condition, results of operations, statement of cash flows and disclosures, as well as systems, processes and controls.

The Company will adopt the standard using the modified retrospective transition method relating to liabilities for traditional and limited payment contracts and deferred policy acquisition costs associated therewith. The Company will adopt the standard in relation to market risk benefits (MRBs) on a retrospective basis. Based upon this transition method, the Company currently estimates that the January 1, 2021 transition date (Transition Date) impact from adoption is likely to result in a decrease in AIG’s equity between approximately $1.0 billion and $3.0 billion in AIG’s Life and Retirement business. The most significant drivers of the transition adjustment are expected to be (1) changes related to market risk benefits in our Individual Retirement and Group Retirement segments, including the impact of non-performance adjustments (2) changes to the discount rate which will most significantly impact our Life Insurance and Institutional Markets segments and (3) the removal of balances recorded in accumulated other comprehensive income (loss) (AOCI) related to changes in unrealized appreciation (depreciation) on investments.

Market risk benefits: The standard requires the measurement of all MRBs associated with deposit (or account balance) contracts at fair value at each reporting period. Changes in fair value compared to prior periods will be recorded and presented separately within the income statement, with the exception of instrument-specific credit risk changes (non-performance adjustments), which will be recognized in other comprehensive income. MRBs will impact both retained earnings and AOCI upon transition.

As MRBs are required to be accounted for at fair value, the quarterly valuation of these items will result in variability and volatility in the Company’s results following adoption.

Discount rate assumption: The standard requires the discount rate assumption for the liability for future policy benefits to be updated at the end of each reporting period using an upper-medium grade (low credit risk) fixed income instrument yield that maximizes the use of observable market inputs. Upon transition, the Company currently estimates an adjustment to AOCI due to the fact that the market upper-medium grade (low credit risk) interest rates as of the Transition Date differ from reserve interest accretion rates. Lower interest rates result in a higher liability for future policy benefits, and are anticipated to more significantly impact our Life Insurance and Institutional Markets segments.

Following adoption, the impact of changes to discount rates will be recognized through other comprehensive income. Changes resulting from unlocking the discount rate each reporting period will primarily impact term life insurance and other traditional life insurance products, as well as pension risk transfer and structured settlement products.

AIG | First Quarter 2022 Form 10-Q 10

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

Removal of balances related to changes in unrealized appreciation (depreciation) on investments: Under the standard, the majority of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments will be eliminated.

In addition to the above, the standard also:

• Requires the review and if necessary, update of future policy benefit assumptions at least annually for traditional and limited pay long duration contracts, with the recognition and separate presentation of any resulting re-measurement gain or loss (except for discount rate changes as noted above) in the income statement.

• Simplifies the amortization of DAC to a constant level basis over the expected term of the related contracts with adjustments for unexpected terminations, but no longer requires an impairment test.

• Increased disclosures of disaggregated roll-forwards of several balances, including: liabilities for future policy benefits, deferred acquisition costs, account balances, market risk benefits, separate account liabilities and information about significant inputs, judgments and methods used in measurement and changes thereto and impact of those changes.

We expect that the accounting for Fortitude Reinsurance Company Ltd. (Fortitude Re) will continue to remain largely unchanged. With respect to Fortitude Re, the reinsurance assets, including the discount rates, will continue to be calculated using the same methodology and assumptions as the direct policies. Accounting for modified coinsurance (modco) remains unchanged.

The Company has created a governance framework and a plan to support implementation of the updated standard. As part of its implementation plan, the Company has also advanced the modernization of its actuarial technology platform to enhance its modeling, data management, experience study and analytical capabilities, increase the end-to-end automation of key reporting and analytical processes and optimize its control framework. The Company has designed and begun implementation and testing of internal controls related to the new processes created as part of implementing the updated standard and will continue to refine these internal controls until the formal implementation in the first quarter of 2023.

Troubled Debt Restructuring and Vintage Disclosures

In March 2022, the FASB issued an accounting standard update that eliminates the accounting guidance for troubled debt restructurings for creditors and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The standard also updates the requirements for accounting for credit losses by adding enhanced disclosures for creditors related to loan refinancings and restructurings for borrowers experiencing financial difficulty. Because the Company has already adopted the current expected credit loss (CECL) model, the amendments in this standard are effective for fiscal years beginning after December 15, 2022, including interim periods within those years. We are assessing the impact of this standard.

11 AIG | First Quarter 2022 Form 10-Q

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

North America and International operating segments consist of the following products:

–Commercial Lines – consists of Property, Liability, Financial Lines, and Specialty.

–Personal Insurance – consists of Accident & Health and Personal Lines.

Life and Retirement

Life and Retirement business is presented as four operating segments:

• Individual Retirement – consists of fixed annuities, fixed index annuities, variable annuities and retail mutual funds.

• Group Retirement – consists of record-keeping, plan administrative and compliance services, financial planning and advisory solutions offered to employer-defined contribution plan participants, along with proprietary and non-proprietary annuities and advisory and brokerage products offered outside of plans.

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

For additional information on the Life and Retirement business, see Note 1.

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

AIG | First Quarter 2022 Form 10-Q 12

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

The following table presents AIG’s continuing operations by operating segment:

Three Months Ended March 31,	2022			2021
		Adjusted			Adjusted
	Adjusted	Pre-tax		Adjusted	Pre-tax
(in millions)	Revenues	Income (Loss)		Revenues	Income (Loss)
General Insurance
North America	$2,789	$256	(a)	$2,388	$(202)	(a)
International	3,467	190	(a)	3,478	275	(a)
Net investment income	765	765		772	772
Total General Insurance	7,021	1,211		6,638	845
Life and Retirement
Individual Retirement	1,385	384		1,477	532
Group Retirement	744	225		806	307
Life Insurance	1,287	(9)		1,333	(40)
Institutional Markets	549	124		364	142
Total Life and Retirement	3,965	724		3,980	941
Other Operations
Other Operations before consolidation and eliminations	294	(288)		324	(354)
Consolidation and eliminations	(136)	(133)		(180)	(176)
Total Other Operations	158	(421)		144	(530)
Total	11,144	1,514		10,762	1,256
Reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	14	13		18	22
Changes in benefit reserves and DAC, VOBA and DSI related to net realized
gains (losses)	-	(273)		-	(203)
Changes in the fair value of equity securities	(27)	(27)		22	22
Other income (expense) - net	(7)	-		(6)	-
Gain on extinguishment of debt	-	-		-	8
Net investment income on Fortitude Re funds withheld assets	291	291		486	486
Net realized gains (losses) on Fortitude Re funds withheld assets	(140)	(140)		173	173
Net realized gains on Fortitude Re funds withheld
embedded derivative	3,318	3,318		2,382	2,382
Net realized gains(b)	1,181	1,188		617	627
Net gain on divestitures	-	40		-	7
Non-operating litigation reserves and settlements	34	34		-	-
Favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	-		-	19
Net loss reserve discount benefit	-	20		-	32
Integration and transaction costs associated with acquiring or divesting
businesses	-	(46)		-	(9)
Restructuring and other costs	-	(93)		-	(74)
Non-recurring costs related to regulatory or accounting changes	-	(4)		-	(20)
Revenues and pre-tax income	$15,808	$5,835		$14,454	$4,728

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

13 AIG | First Quarter 2022 Form 10-Q

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

AIG | First Quarter 2022 Form 10-Q 14

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

March 31, 2022				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$8	$7,859	$-	$-	$-	$7,867
Obligations of states, municipalities and political subdivisions	-	12,426	1,087	-	-	13,513
Non-U.S. governments	112	14,862	8	-	-	14,982
Corporate debt	-	158,884	2,744	-	-	161,628
RMBS	-	15,610	8,925	-	-	24,535
CMBS	-	14,236	864	-	-	15,100
CDO/ABS	-	7,818	11,776	-	-	19,594
Total bonds available for sale	120	231,695	25,404	-	-	257,219
Other bond securities:
U.S. government and government sponsored entities	-	1,689	-	-	-	1,689
Obligations of states, municipalities and political subdivisions	-	98	-	-	-	98
Non-U.S. governments	-	85	-	-	-	85
Corporate debt	-	1,081	260	-	-	1,341
RMBS	-	113	199	-	-	312
CMBS	-	284	33	-	-	317
CDO/ABS	-	272	2,468	-	-	2,740
Total other bond securities	-	3,622	2,960	-	-	6,582
Equity securities	639	50	6	-	-	695
Other invested assets(b)	-	145	1,935	-	-	2,080
Derivative assets(c):
Interest rate contracts	1	3,998	4	-	-	4,003
Foreign exchange contracts	-	1,404	-	-	-	1,404
Equity contracts	31	182	190	-	-	403
Commodity contracts	-	3	-	-	-	3
Credit contracts	-	-	1	-	-	1
Other contracts	-	-	14	-	-	14
Counterparty netting and cash collateral	-	-	-	(3,295)	(1,877)	(5,172)
Total derivative assets	32	5,587	209	(3,295)	(1,877)	656
Short-term investments	2,140	1,290	-	-	-	3,430
Other assets	-	-	108	-	-	108
Separate account assets	97,083	3,767	-	-	-	100,850
Total	$100,014	$246,156	$30,622	$(3,295)	$(1,877)	$371,620
Liabilities:
Policyholder contract deposits	$-	$50	$8,030	$-	$-	$8,080
Derivative liabilities(c):
Interest rate contracts	2	4,402	-	-	-	4,404
Foreign exchange contracts	-	665	-	-	-	665
Equity contracts	7	36	12	-	-	55
Credit contracts	-	13	32	-	-	45
Counterparty netting and cash collateral	-	-	-	(3,295)	(1,478)	(4,773)
Total derivative liabilities	9	5,116	44	(3,295)	(1,478)	396
Fortitude Re funds withheld payable	-	-	2,206	-	-	2,206
Long-term debt	-	1,782	-	-	-	1,782
Total	$9	$6,948	$10,280	$(3,295)	$(1,478)	$12,464
15 AIG | First Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

December 31, 2021				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$2,553	$5,641	$-	$-	$-	$8,194
Obligations of states, municipalities and political subdivisions	-	13,096	1,431	-	-	14,527
Non-U.S. governments	9	16,314	7	-	-	16,330
Corporate debt	-	172,967	2,641	-	-	175,608
RMBS	-	16,909	10,378	-	-	27,287
CMBS	-	14,619	1,190	-	-	15,809
CDO/ABS	-	8,232	11,215	-	-	19,447
Total bonds available for sale	2,562	247,778	26,862	-	-	277,202
Other bond securities:
U.S. government and government sponsored entities	-	1,750	-	-	-	1,750
Obligations of states, municipalities and political subdivisions	-	97	-	-	-	97
Non-U.S. governments	-	76	-	-	-	76
Corporate debt	-	916	134	-	-	1,050
RMBS	-	215	196	-	-	411
CMBS	-	280	35	-	-	315
CDO/ABS	-	247	2,332	-	-	2,579
Total other bond securities	-	3,581	2,697	-	-	6,278
Equity securities	669	64	6	-	-	739
Other invested assets(b)	-	138	1,948	-	-	2,086
Derivative assets(c):
Interest rate contracts	-	3,873	-	-	-	3,873
Foreign exchange contracts	-	1,188	1	-	-	1,189
Equity contracts	7	224	450	-	-	681
Commodity contracts	-	4	-	-	-	4
Credit contracts	-	-	1	-	-	1
Other contracts	-	-	13	-	-	13
Counterparty netting and cash collateral	-	-	-	(2,779)	(2,139)	(4,918)
Total derivative assets	7	5,289	465	(2,779)	(2,139)	843
Short-term investments	2,584	1,842	-	-	-	4,426
Other assets	-	-	114	-	-	114
Separate account assets	105,221	3,890	-	-	-	109,111
Total	$111,043	$262,582	$32,092	$(2,779)	$(2,139)	$400,799
Liabilities:
Policyholder contract deposits	$-	$54	$9,682	$-	$-	$9,736
Derivative liabilities(c):
Interest rate contracts	1	3,632	-	-	-	3,633
Foreign exchange contracts	-	721	-	-	-	721
Equity contracts	1	46	6	-	-	53
Credit contracts	-	16	31	-	-	47
Counterparty netting and cash collateral	-	-	-	(2,779)	(1,089)	(3,868)
Total derivative liabilities	2	4,415	37	(2,779)	(1,089)	586
Fortitude Re funds withheld payable	-	-	5,922	-	-	5,922
Long-term debt	-	1,871	-	-	-	1,871
Total	$2	$6,340	$15,641	$(2,779)	$(1,089)	$18,115

(a)Represents netting of derivative exposures covered by qualifying master netting agreements.

(b) Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $9.5 billion and $8.4 billion as of March 31, 2022 and December 31, 2021, respectively.

(c) Presented as part of Other assets and Other liabilities on the Condensed Consolidated Balance Sheets.

AIG | First Quarter 2022 Form 10-Q 16

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three-month periods ended March 31, 2022 and 2021 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at March 31, 2022 and 2021:

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
Three Months Ended March 31, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$1,431	$2	$(285)	$(61)	$-	$-	$-	$1,087	$-	$(273)
Non-U.S. governments	7	-	-	-	1	-	-	8	-	-
Corporate debt	2,641	(11)	(73)	177	130	(120)	-	2,744	-	(69)
RMBS	10,378	130	(553)	(608)	-	(422)	-	8,925	-	(544)
CMBS	1,190	8	(67)	32	-	(299)	-	864	-	(64)
CDO/ABS	11,215	16	(501)	545	1,115	(614)	-	11,776	-	(501)
Total bonds available for sale	26,862	145	(1,479)	85	1,246	(1,455)	-	25,404	-	(1,451)
Other bond securities:
Corporate debt	134	-	-	77	61	(12)	-	260	-	-
RMBS	196	(5)	(1)	9	-	-	-	199	(8)	-
CMBS	35	(2)	-	-	-	-	-	33	(2)	-
CDO/ABS	2,332	(114)	-	195	57	(2)	-	2,468	(161)	-
Total other bond securities	2,697	(121)	(1)	281	118	(14)	-	2,960	(171)	-
Equity securities	6	-	(1)	1	-	-	-	6	-	-
Other invested assets	1,948	112	(4)	(15)	47	(153)	-	1,935	121	-
Other assets	114	-	-	(6)	-	-	-	108	-	-
Total	$31,627	$136	$(1,485)	$346	$1,411	$(1,622)	$-	$30,413	$(50)	$(1,451)
		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		(Gains)		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	Losses	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers		End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	Other	of Period	at End of Period	at End of Period
Liabilities:
Policyholder contract deposits	$9,682	$(1,797)	$-	$145	$-	$-	$-	$8,030	$1,983	$-
Derivative liabilities, net:
Interest rate contracts	-	(1)	-	(3)	-	-	-	(4)	1	-
Foreign exchange contracts	(1)	-	-	1	-	-	-	-	(1)	-
Equity contracts	(444)	301	-	(35)	-	-	-	(178)	(241)	-
Credit contracts	30	1	-	-	-	-	-	31	(1)	-
Other contracts	(13)	(18)	-	17	-	-	-	(14)	18	-
Total derivative liabilities, net(a)	(428)	283	-	(20)	-	-	-	(165)	(224)	-
Fortitude Re funds withheld payable	5,922	(3,318)	-	(398)	-	-	-	2,206	3,480	-
Total	$15,176	$(4,832)	$-	$(273)	$-	$-	$-	$10,071	$5,239	$-

17 AIG | First Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		Gains		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	(Losses)	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers		End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	Other	of Period	at End of Period	at End of Period
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

AIG | First Quarter 2022 Form 10-Q 18

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

	Net
	Investment	Net Realized	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended March 31, 2022
Assets:
Bonds available for sale	$164	$(19)	$-	$145
Other bond securities	(121)	-	-	(121)
Other invested assets	112	-	-	112
Three Months Ended March 31, 2021
Assets:
Bonds available for sale	$185	$9	$-	$194
Other bond securities	(9)	-	-	(9)
Equity securities	11	-	-	11
Other invested assets	142	-	-	142

	Net
	Investment	Net Realized	Other
(in millions)	Income	(Gains) Losses	Income	Total
Three Months Ended March 31, 2022
Liabilities:
Policyholder contract deposits*	$-	$(1,797)	$-	$(1,797)
Derivative liabilities, net	-	298	(15)	283
Fortitude Re funds withheld payable	-	(3,318)	-	(3,318)
Three Months Ended March 31, 2021
Liabilities:
Policyholder contract deposits*	$-	$(2,260)	$-	$(2,260)
Derivative liabilities, net	-	(23)	(14)	(37)
Fortitude Re funds withheld payable	-	(2,382)	-	(2,382)

*Primarily embedded derivatives.
19 AIG | First Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three-month periods ended March 31, 2022 and 2021 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
Three Months Ended March 31, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1	$(60)	$(2)	$(61)
Corporate debt	9	-	168	177
RMBS	109	-	(717)	(608)
CMBS	70	-	(38)	32
CDO/ABS	886	-	(341)	545
Total bonds available for sale	1,075	(60)	(930)	85
Other bond securities:
Corporate debt	19	-	58	77
RMBS	17	-	(8)	9
CDO/ABS	323	-	(128)	195
Total other bond securities	359	-	(78)	281
Equity securities	-	-	1	1
Other invested assets	258	-	(273)	(15)
Other assets	-	-	(6)	(6)
Total	$1,692	$(60)	$(1,286)	$346
Liabilities:
Policyholder contract deposits	$-	$217	$(72)	$145
Derivative liabilities, net	(85)	2	63	(20)
Fortitude Re funds withheld payable	-	-	(398)	(398)
Total	$(85)	$219	$(407)	$(273)
Three Months Ended March 31, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$8	$(20)	$(41)	$(53)
Corporate debt	741	(1)	(563)	177
RMBS	164	-	(595)	(431)
CMBS	193	-	(20)	173
CDO/ABS	376	(49)	(491)	(164)
Total bonds available for sale	1,482	(70)	(1,710)	(298)
Other bond securities:
RMBS	-	-	(16)	(16)
CMBS	-	(6)	-	(6)
CDO/ABS	-	(39)	(116)	(155)
Total other bond securities	-	(45)	(132)	(177)
Equity securities	-	-	(11)	(11)
Other invested assets	198	-	(264)	(66)
Total	$1,680	$(115)	$(2,117)	$(552)
Liabilities:
Policyholder contract deposits	$-	$191	$(112)	$79
Derivative liabilities, net	(52)	1	(20)	(71)
Fortitude Re funds withheld payable	-	-	(173)	(173)
Total	$(52)	$192	$(305)	$(165)

(a)There were no issuances during the three-month periods ended March 31, 2022 and 2021.

AIG | First Quarter 2022 Form 10-Q 20

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2022 and 2021 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excludes $(34) million and $19 million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three-month periods ended March 31, 2022 and 2021, respectively, and includes $(41) million and $(4) million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three-month periods ended March 31, 2022 and 2021, respectively.

Transfers of Level 3 Assets

During the three-month periods ended March 31, 2022 and 2021, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.

During the three-month periods ended March 31, 2022 and 2021, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CDO/ABS and certain investments in municipal securities. Transfers of corporate debt, RMBS, CMBS, CDO/ABS and certain investments in municipal securities out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three-month periods ended March 31, 2022 and 2021.

21 AIG | First Quarter 2022 Form 10-Q

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

	Fair Value at
	March 31,	Valuation		Range
(in millions)	2022	Technique	Unobservable Input(b)	(Weighted Average)(c)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,057	Discounted cash flow	Yield	3.70% - 4.49% (4.10%)

Corporate debt	2,563	Discounted cash flow	Yield	1.98% - 6.54% (4.26%)

RMBS(a)	7,006	Discounted cash flow	Constant prepayment rate	4.90% - 10.37% (7.63%)
			Loss severity	38.04% - 67.75% (52.90%)
			Constant default rate	1.23% - 3.47% (2.35%)
			Yield	3.54% - 5.34% (4.44%)

CDO/ABS(a)	8,496	Discounted cash flow	Yield	3.44% - 6.15% (4.79%)

CMBS	626	Discounted cash flow	Yield	3.17% - 5.62% (4.40%)
Liabilities(d):

Embedded derivatives within
Policyholder contract deposits:

Variable annuity guaranteed
minimum withdrawal benefits
(GMWB)	1,667	Discounted cash flow	Equity volatility	5.85% - 46.25%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	20.00% - 186.00%
			Mortality multiplier(e)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(f)	0.17% - 1.72%

Fixed Index annuities including
certain
GMWB	5,673	Discounted cash flow	Base lapse rate	0.50% - 50.00%
			Dynamic lapse multiplier	20.00% - 186.00%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	60.00% - 95.00%
			Option budget	0.00% - 4.00%
			NPA(f)	0.17% - 1.72%

Indexed life	690	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			NPA(f)	0.17% - 1.72%

AIG | First Quarter 2022 Form 10-Q 22

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2021	Technique	Unobservable Input(b)	(Weighted Average)(c)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,400	Discounted cash flow	Yield	2.74% - 3.33% (3.06%)

Corporate debt	1,561	Discounted cash flow	Yield	2.23% - 7.69% (4.96%)

RMBS(a)	9,916	Discounted cash flow	Constant prepayment rate	5.25% - 17.70% (11.47%)
			Loss severity	26.13% - 71.93% (49.03%)
			Constant default rate	1.15% - 5.85% (3.50%)
			Yield	1.69% - 3.97% (2.83%)

CDO/ABS(a)	8,229	Discounted cash flow	Yield	1.84% - 4.77% (3.31%)

CMBS	580	Discounted cash flow	Yield	1.50% - 5.01% (3.25%)
Liabilities(d):

Embedded derivatives within
Policyholder contract deposits:

GMWB	2,472	Discounted cash flow	Equity volatility	5.95% - 46.65%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	20.00% - 186.00%
			Mortality multiplier(e)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(f)	0.01% - 1.40%

Fixed Index annuities including
certain
GMWB	6,445	Discounted cash flow	Base lapse rate	0.50% - 50.00%
			Dynamic lapse multiplier	20.00% - 186.00%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	60.00% - 95.00%
			Option budget	0.00% - 4.00%
			NPA(f)	0.01% - 1.40%

Indexed life	765	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			NPA(f)	0.01% - 1.40%

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

(d) The Fortitude Re funds withheld payable has been excluded from the above table. As discussed in Note 7, the Fortitude Re funds withheld payable is created through modco and funds withheld reinsurance arrangements where the investments supporting the reinsurance agreements are withheld by, and continue to reside on AIG’s balance sheet. This embedded derivative is valued as a total return swap with reference to the fair value of the invested assets held by AIG. Accordingly, the unobservable inputs utilized in the valuation of the embedded derivative are a component of the invested assets supporting the reinsurance agreements that are held on AIG’s balance sheet.

(e) Mortality inputs are shown as multipliers of the 2012 Individual Annuity Mortality Basic table.

(f) The non-performance risk adjustment (NPA) applied as a spread over risk-free curve for discounting.

(g) The partial withdrawal utilization unobservable input range shown applies only to policies with guaranteed minimum withdrawal benefit riders that are accounted for as an embedded derivative. The total embedded derivative liability at March 31, 2022 and December 31, 2021 was approximately $1.0 billion and $1.2 billion, respectively. The remaining guaranteed minimum riders on the fixed index annuities are valued under the accounting guidance for certain nontraditional long-duration contracts.

The ranges of reported inputs for Obligations of states, municipalities and political subdivisions, Corporate debt, RMBS, CDO/ABS, and CMBS valued using a discounted cash flow technique consist of one standard deviation in either direction from the

23 AIG | First Quarter 2022 Form 10-Q

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

Embedded derivatives within Policyholder contract deposits

Embedded derivatives reported within Policyholder contract deposits include interest crediting rates based on market indices within fixed index annuities, indexed life, and GICs as well as GMWB within variable annuity and certain fixed index annuity products. For any given contract, assumptions for unobservable inputs vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. The following unobservable inputs are used for valuing embedded derivatives measured at fair value:

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

• Non-performance or “own credit” risk adjustment used in the valuation of embedded derivatives, which reflects a market participant’s view of our claims-paying ability by incorporating a different spread (the NPA spread) to the curve used to discount projected benefit cash flows. When corporate credit spreads widen, the change in the NPA spread generally reduces the fair value of the embedded derivative liabilities, resulting in a gain, and when corporate credit spreads narrow or tighten, the change in the NPA spread generally increases the fair value of the embedded derivative liabilities, resulting in a loss. In addition to changes driven by credit market-related movements in the NPA spread, the NPA balance also reflects changes in business activity and in the net amount at risk from the underlying guaranteed living benefits offered by variable and certain fixed index annuities.

AIG | First Quarter 2022 Form 10-Q 24

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

		March 31, 2022		December 31, 2021
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,993	$1,979	$2,768	$1,798

Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	1,515	613	904	487

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	266	211	252	201

Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	917	67	914	82

Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	566	313	534	354

Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	1,490	362	1,216	408
Total private equity funds		7,747	3,545	6,588	3,330
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	484	-	466	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	345	-	432	-

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	474	-	516	-

Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	401	-	416	-
Total hedge funds		1,704	-	1,830	-
Total		$9,451	$3,545	$8,418	$3,330

25 AIG | First Quarter 2022 Form 10-Q

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

Fair Value Option

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Three Months Ended March 31,	Gain (Loss)
(in millions)	2022	2021
Assets:
Other bond securities(a)	$(201)	$(99)
Alternative investments(b)	398	417
Liabilities:
Long-term debt(c)	103	71
Total gain	$300	$389

(a) Includes certain securities supporting the funds withheld arrangements with Fortitude Re. For additional information regarding the gains and losses for Other bond securities, see Note 5. For additional information regarding the funds withheld arrangements with Fortitude Re, see Note 7.

(b) Includes certain hedge funds, private equity funds and other investment partnerships.

(c) Includes guaranteed investment agreements (GIAs), notes, bonds and mortgages payable.

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

The following table presents the difference between fair value and the aggregate contractual principal amount of long-term debt for which the fair value option was elected:

	March 31, 2022			December 31, 2021
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Liabilities:
Long-term debt*	$1,782	$1,437	$345	$1,871	$1,405	$466

*Includes GIAs, notes, bonds, loans and mortgages payable.

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended March 31,
(in millions)	Level 1	Level 2	Level 3	Total	2022	2021
March 31, 2022
Other investments	$-	$-	$-	$-	$-	$6
Total	$-	$-	$-	$-	$-	$6
December 31, 2021
Other investments	$-	$-	$104	$104
Total	$-	$-	$104	$104

In addition to the assets presented in the table above, at March 31, 2022, AIG carried $156 million of Other invested assets that are measured at fair value on a non-recurring basis. Such investments are accounted for using the measurement alternative for equity securities. For additional information, see Note 5.

AIG | First Quarter 2022 Form 10-Q 26

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
March 31, 2022
Assets:
Mortgage and other loans receivable	$-	$76	$47,337	$47,413	$47,428
Other invested assets	-	822	6	828	828
Short-term investments	-	6,288	-	6,288	6,288
Cash	2,537	-	-	2,537	2,537
Other assets	29	11	-	40	40
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	155	142,466	142,621	134,562
Fortitude Re funds withheld payable	-	-	34,275	34,275	34,275
Other liabilities	-	3,574	-	3,574	3,574
Long-term debt	-	22,674	330	23,004	21,790
Debt of consolidated investment entities	-	3,184	3,166	6,350	6,366
Separate account liabilities - investment contracts	-	96,097	-	96,097	96,097
December 31, 2021
Assets:
Mortgage and other loans receivable	$-	$82	$47,947	$48,029	$46,033
Other invested assets	-	871	6	877	878
Short-term investments	-	8,931	-	8,931	8,931
Cash	2,198	-	-	2,198	2,198
Other assets	21	11	-	32	32
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	169	142,974	143,143	133,043
Fortitude Re funds withheld payable	-	-	34,849	34,849	34,849
Other liabilities	-	3,704	-	3,704	3,704
Long-term debt	-	24,758	336	25,094	21,870
Debt of consolidated investment entities	-	3,077	3,313	6,390	6,422
Separate account liabilities - investment contracts	-	104,126	-	104,126	104,126

27 AIG | First Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

5. Investments

Securities Available for Sale

The following table presents the amortized cost and fair value of our available for sale securities:

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in millions)	Cost	Losses(a)	Gains	Losses	Value
March 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$7,976	$-	$130	$(239)	$7,867
Obligations of states, municipalities and political subdivisions	13,105	-	674	(266)	13,513
Non-U.S. governments	15,408	(39)	284	(671)	14,982
Corporate debt	163,889	(137)	5,120	(7,244)	161,628
Mortgage-backed, asset-backed and collateralized:
RMBS	23,644	(13)	1,551	(647)	24,535
CMBS	15,413	-	138	(451)	15,100
CDO/ABS	20,045	(2)	85	(534)	19,594
Total mortgage-backed, asset-backed and collateralized	59,102	(15)	1,774	(1,632)	59,229
Total bonds available for sale(b)	$259,480	$(191)	$7,982	$(10,052)	$257,219
December 31, 2021
Bonds available for sale:
U.S. government and government sponsored entities	$7,874	$-	$347	$(27)	$8,194
Obligations of states, municipalities and political subdivisions	12,760	-	1,782	(15)	14,527
Non-U.S. governments	15,858	-	719	(247)	16,330
Corporate debt	163,064	(89)	13,892	(1,259)	175,608
Mortgage-backed, asset-backed and collateralized:
RMBS	25,027	(9)	2,422	(153)	27,287
CMBS	15,333	-	555	(79)	15,809
CDO/ABS	19,294	-	276	(123)	19,447
Total mortgage-backed, asset-backed and collateralized	59,654	(9)	3,253	(355)	62,543
Total bonds available for sale(b)	$259,210	$(98)	$19,993	$(1,903)	$277,202

(a) Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in Other comprehensive income (loss).

(b) At March 31, 2022 and December 31, 2021, bonds available for sale held by us that were below investment grade or not rated totaled $24.8 billion or 10 percent and $27.0 billion or 10 percent, respectively.

AIG | First Quarter 2022 Form 10-Q 28

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Securities Available for Sale in a Loss Position for Which No Allowance for Credit Loss Has Been Recorded

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit loss has been recorded:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
March 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$5,488	$205	$441	$34	$5,929	$239
Obligations of states, municipalities and political
subdivisions	3,468	248	104	18	3,572	266
Non-U.S. governments	7,062	377	1,915	294	8,977	671
Corporate debt	77,592	5,689	10,362	1,531	87,954	7,220
RMBS	9,499	475	1,650	137	11,149	612
CMBS	9,615	423	220	28	9,835	451
CDO/ABS	15,337	512	394	22	15,731	534
Total bonds available for sale	$128,061	$7,929	$15,086	$2,064	$143,147	$9,993
December 31, 2021
Bonds available for sale:
U.S. government and government sponsored entities	$3,696	$14	$447	$13	$4,143	$27
Obligations of states, municipalities and political
subdivisions	714	11	57	4	771	15
Non-U.S. governments	4,644	115	1,324	132	5,968	247
Corporate debt	31,914	720	8,819	467	40,733	1,187
RMBS	5,362	102	1,154	46	6,516	148
CMBS	3,980	63	153	16	4,133	79
CDO/ABS	8,263	112	339	11	8,602	123
Total bonds available for sale	$58,573	$1,137	$12,293	$689	$70,866	$1,826

At March 31, 2022, we held 26,173 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 3,631 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2021, we held 15,029 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 2,644 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at March 31, 2022 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.

29 AIG | First Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities
	Available for Sale
	Amortized Cost,
(in millions)	Net of Allowance	Fair Value
March 31, 2022
Due in one year or less	$7,577	$7,574
Due after one year through five years	50,250	49,857
Due after five years through ten years	47,081	46,347
Due after ten years	95,294	94,212
Mortgage-backed, asset-backed and collateralized	59,087	59,229
Total	$259,289	$257,219

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

Three Months Ended March 31,	2022		2021
	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses
Fixed maturity securities	$97	$236	$460	$71

For the three-month periods ended March 31, 2022 and 2021, the aggregate fair value of available for sale securities sold was $4.8 billion and $6.4 billion, respectively, which resulted in net realized gains (losses) of $(139) million and $389 million, respectively. Included within the net realized gains (losses) are $(32) million and $295 million of net realized gains (losses) for the three-month periods ended March 31, 2022 and 2021, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.

Other Securities Measured at Fair Value

The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

	March 31, 2022		December 31, 2021
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$1,689	23%	$1,750	25%
Obligations of states, municipalities and political subdivisions	98	1	97	1
Non-U.S. governments	85	1	76	1
Corporate debt	1,341	18	1,050	15
Mortgage-backed, asset-backed and collateralized:
RMBS	312	4	411	6
CMBS	317	4	315	4
CDO/ABS and other collateralized	2,740	38	2,579	37
Total mortgage-backed, asset-backed and collateralized	3,369	46	3,305	47
Total fixed maturity securities	6,582	89	6,278	89
Equity securities	695	11	739	11
Total	$7,277	100%	$7,017	100%
AIG | First Quarter 2022 Form 10-Q 30

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

	March 31,	December 31,
(in millions)	2022	2021
Alternative investments(a) (b)	$11,583	$10,951
Investment real estate(c)	2,627	2,727
All other investments(d)	1,976	1,990
Total	$16,186	$15,668

(a) At March 31, 2022, included hedge funds of $1.8 billion and private equity funds of $9.7 billion. At December 31, 2021, included hedge funds of $2.0 billion, private equity funds of $8.9 billion.

(b) At March 31, 2022, approximately 67 percent of our hedge fund portfolio is available for redemption in 2022. The remaining 33 percent will be available for redemption between 2023 and 2028.

(c) Represents values net of accumulated depreciation. At March 31, 2022 and December 31, 2021, the accumulated depreciation was $802 million and $778 million, respectively.

(d) Includes AIG’s ownership interest in Fortitude Group Holdings, LLC (FRL), which is recorded using the measurement alternative for equity securities. Our investment in FRL totaled $156 million and $100 million at March 31, 2022 and December 31, 2021, respectively.

Net Investment Income

The following table presents the components of Net investment income:

Three Months Ended March 31,	2022			2021
	Excluding Fortitude	Fortitude Re		Excluding Fortitude	Fortitude Re
	Re Funds	Funds Withheld		Re Funds	Funds Withheld
(in millions)	Withheld Assets	Assets	Total	Withheld Assets	Assets	Total
Available for sale fixed maturity securities,
including short-term investments	$2,041	$301	$2,342	$2,178	$377	$2,555
Other fixed maturity securities(a)	(201)	(118)	(319)	(102)	-	(102)
Equity securities	(27)	-	(27)	22	-	22
Interest on mortgage and other loans	453	46	499	414	47	461
Alternative investments(b)	669	71	740	572	69	641
Real estate	-	-	-	59	-	59
Other investments(c)	157	-	157	140	1	141
Total investment income	3,092	300	3,392	3,283	494	3,777
Investment expenses	146	9	155	112	8	120
Net investment income	$2,946	$291	$3,237	$3,171	$486	$3,657

(a) Included in the three-month periods ended March 31, 2022 and 2021 was income (loss) of $(95) million and $(81) million, respectively, related to fixed maturity securities measured at fair value that economically hedge liabilities described in (c) below.

(b) Included income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.

(c) Included in the three-month periods ended March 31, 2022 and 2021 was income (loss) of $91 million and $83 million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above.

31 AIG | First Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Net Realized Gains and Losses

The following table presents the components of Net realized gains (losses):

Three Months Ended March 31,	2022			2021
	Excluding	Fortitude Re		Excluding	Fortitude Re
	Fortitude Re	Funds		Fortitude Re	Funds
	Funds	Withheld		Funds	Withheld
(in millions)	Withheld Assets	Assets	Total	Withheld Assets	Assets	Total
Sales of fixed maturity securities	$(107)	$(32)	$(139)	$94	$295	$389
Change in allowance for credit losses on fixed maturity
securities	(53)	(40)	(93)	51	2	53
Change in allowance for credit losses on loans	(19)	(8)	(27)	41	(5)	36
Foreign exchange transactions	(14)	(9)	(23)	(49)	(6)	(55)
Variable annuity embedded derivatives, net of related
hedges	506	-	506	89	-	89
All other derivatives and hedge accounting	939	(56)	883	351	(117)	234
Sales of alternative investments and real estate
investments	16	1	17	26	4	30
Other	(27)	4	(23)	92	-	92
Net realized gains (losses) – excluding Fortitude Re
funds withheld embedded derivative	1,241	(140)	1,101	695	173	868
Net realized gains on Fortitude Re
funds withheld embedded derivative	-	3,318	3,318	-	2,382	2,382
Net realized gains	$1,241	$3,178	$4,419	$695	$2,555	$3,250

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

Three Months Ended March 31,
(in millions)	2022	2021
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(20,160)	$(11,649)
Other investments	(7)	-
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$(20,167)	$(11,649)

The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other investments still held at the reporting date:

Three Months Ended March 31,	2022			2021
		Other			Other
		Invested			Invested
(in millions)	Equities	Assets	Total	Equities	Assets	Total
Net gains (losses) recognized during the period on equity securities and
other investments	$(27)	$475	$448	$22	$470	$492
Less: Net gains (losses) recognized during the period on equity
securities and other investments sold during the period	94	(3)	91	(21)	24	3
Unrealized gains (losses) recognized during the reporting period on
equity securities and other investments still held at the reporting date	$(121)	$478	$357	$43	$446	$489

AIG | First Quarter 2022 Form 10-Q 32

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Evaluating Investments for AN ALLOWANCE FOR CREDIT LOSSES

For a discussion of our policy for evaluating investments for an allowance for credit losses, see Note 5 to the Consolidated Financial Statements in the 2021 Annual Report.

Credit Impairments

The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Three Months Ended March 31,	2022			2021
		Non-			Non-
(in millions)	Structured	Structured	Total	Structured	Structured	Total
Balance, beginning of period	$8	$90	$98	$17	$169	$186
Additions:
Securities for which allowance for credit losses were not previously recorded	49	128	177	2	13	15
Reductions:
Securities sold during the period	-	(1)	(1)	(1)	(4)	(5)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was
no intent to sell before recovery of amortized cost basis	(42)	(42)	(84)	(4)	(64)	(68)
Write-offs charged against the allowance	-	-	-	-	(6)	(6)
Other	-	1	1	-	-	-
Balance, end of period	$15	$176	$191	$14	$108	$122

Purchased Credit Deteriorated (PCD) Securities

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

We did not purchase securities with more than insignificant credit deterioration since their origination during the three-month periods ended March 31, 2022 and 2021.

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

33 AIG | First Quarter 2022 Form 10-Q

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	March 31, 2022	December 31, 2021
Fixed maturity securities available for sale	$3,277	$3,583
Other bond securities, at fair value	$31	$-

At March 31, 2022 and December 31, 2021, amounts borrowed under repurchase and securities lending agreements totaled $3.6 billion and $3.7 billion, respectively.

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
March 31, 2022
Bonds available for sale:
Non-U.S. governments	$64	$-	$-	$-	$-	$64
Corporate debt	212	73	-	-	-	285
Total	$276	$73	$-	$-	$-	$349

December 31, 2021
Bonds available for sale:
Non-U.S. governments	$48	$-	$-	$-	$-	$48
Corporate debt	128	61	22	-	-	211
Total	$176	$61	$22	$-	$-	$259

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
March 31, 2022
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$149	$-	$-	$-	$149
Non-U.S. governments	-	420	80	-	-	500
Corporate debt	-	1,812	469	-	-	2,281
Other bond securities:
Non-U.S. governments	-	-	9	-	-	9
Corporate debt	-	-	20	-	-	20
Total	$-	$2,381	$578	$-	$-	$2,959

December 31, 2021
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$-	$106	$-	$-	$106
Non-U.S. governments	-	-	43	-	-	43
Corporate debt	-	534	2,641	-	-	3,175
Total	$-	$534	$2,790	$-	$-	$3,324

AIG | First Quarter 2022 Form 10-Q 34

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	March 31, 2022	December 31, 2021
Securities collateral pledged to us	$530	$1,839

At March 31, 2022 and December 31, 2021, the carrying value of reverse repurchase agreements totaled $0.5 billion and $1.9 billion, respectively.

We do not currently offset any secured financing transactions. All such transactions are collateralized and margined on a daily basis consistent with market standards and subject to enforceable master netting arrangements with rights of set off.

Insurance – Statutory and Other Deposits

The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance contracts, was $12.6 billion and $13.5 billion at March 31, 2022 and December 31, 2021, respectively.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $212 million and $211 million of stock in FHLBs at March 31, 2022 and December 31, 2021, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $5.0 billion and $1.5 billion, respectively, at March 31, 2022 and $5.1 billion and $1.5 billion, respectively, at December 31, 2021.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $1.5 billion and $1.4 billion, at March 31, 2022 and December 31, 2021, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Investments held in escrow accounts or otherwise subject to restriction as to their use were $530 million and $514 million, comprised of bonds available for sale and short-term investments at March 31, 2022 and December 31, 2021, respectively.

Reinsurance transactions between AIG and Fortitude Re were structured as modco and loss portfolio transfer arrangements with funds withheld.

35 AIG | First Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

6. Lending Activities

The following table presents the composition of Mortgage and other loans receivable, net:

	March 31,	December 31,
(in millions)	2022	2021
Commercial mortgages(a)	$36,103	$35,665
Residential mortgages	5,666	5,492
Life insurance policy loans	1,816	1,843
Commercial loans, other loans and notes receivable(b)	4,502	3,677
Total mortgage and other loans receivable	48,087	46,677
Allowance for credit losses(c)	(617)	(629)
Mortgage and other loans receivable, net	$47,470	$46,048

(a) Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 19 percent and 10 percent, respectively, at March 31, 2022 and 21 percent and 10 percent, respectively, at December 31, 2021).

(b) Includes loans held for sale which are carried at lower of cost or market and are collateralized primarily by apartments. As of March 31, 2022 and December 31, 2021, the net carrying value of these loans were $105 million and $15 million, respectively.

(c)Does not include allowance for credit losses of $106 million and $71 million, respectively, at March 31, 2022 and December 31, 2021, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of March 31, 2022, $12 million and $210 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status. As of December 31, 2021, $7 million and $226 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.

Accrued interest is presented separately and is included in Accrued Investment Income on the Condensed Consolidated Balance Sheets. As of March 31, 2022, accrued interest receivable was $13 million and $127 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2021, accrued interest receivable was $12 million and $126 million associated with residential mortgage loans and commercial mortgage loans, respectively.

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

AIG | First Quarter 2022 Form 10-Q 36

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

March 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
>1.2X	$1,573	$2,294	$1,667	$5,061	$3,882	$13,760	$28,237
1.00 - 1.20X	21	620	1,036	606	1,403	2,170	5,856
<1.00X	-	1	25	71	640	1,273	2,010
Total commercial mortgages	$1,594	$2,915	$2,728	$5,738	$5,925	$17,203	$36,103

December 31, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
>1.2X	$2,245	$1,662	$5,126	$3,926	$3,557	$10,796	$27,312
1.00 - 1.20X	574	1,019	700	1,138	136	1,929	5,496
<1.00X	1	27	71	925	41	1,792	2,857
Total commercial mortgages	$2,820	$2,708	$5,897	$5,989	$3,734	$14,517	$35,665

The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

March 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
Less than 65%	$1,070	$2,337	$2,276	$4,027	$4,756	$12,095	$26,561
65% to 75%	524	371	426	1,711	1,139	3,503	7,674
76% to 80%	-	206	-	-	30	470	706
Greater than 80%	-	1	26	-	-	1,135	1,162
Total commercial mortgages	$1,594	$2,915	$2,728	$5,738	$5,925	$17,203	$36,103

December 31, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
Less than 65%	$2,286	$2,272	$4,149	$4,815	$2,892	$9,902	$26,316
65% to 75%	372	410	1,748	1,174	406	3,490	7,600
76% to 80%	-	-	-	-	188	274	462
Greater than 80%	162	26	-	-	248	851	1,287
Total commercial mortgages	$2,820	$2,708	$5,897	$5,989	$3,734	$14,517	$35,665

(a) The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 2.0X at March 31, 2022 and 1.9X at December 31, 2021. The debt service coverage ratios have been updated within the last three months. The debt service coverage ratios are updated when additional relevant information becomes available.

(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 57 percent at March 31, 2022 and was 57 percent at December 31, 2021. The loan-to-value ratios have been updated within the last three months.

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
March 31, 2022
Credit Quality Performance
Indicator:
In good standing	627	$13,760	$9,592	$4,945	$4,554	$2,084	$420	$35,355	98%
Restructured(a)	10	-	353	140	-	137	-	630	2
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	3	-	67	51	-	-	-	118	-
Total(b)	640	$13,760	$10,012	$5,136	$4,554	$2,221	$420	$36,103	100%
Allowance for credit losses		$101	$227	$106	$56	$33	$10	$533	1%

37 AIG | First Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

December 31, 2021
Credit Quality Performance
Indicator:
In good standing	636	$14,267	$9,695	$4,778	$3,858	$1,985	$432	$35,015	98%
Restructured(a)	8	-	354	25	-	136	-	515	2
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	5	-	81	54	-	-	-	135	-
Total(b)	649	$14,267	$10,130	$4,857	$3,858	$2,121	$432	$35,665	100%
Allowance for credit losses		$109	$247	$103	$47	$31	$8	$545	2%

(a)Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings see Note 6 to the Consolidated Financial Statements in the 2021 Annual Report.

(b) Does not reflect allowance for credit losses.

The following table presents credit quality performance indicators for residential mortgages by year of vintage:

March 31, 2022
(in millions)	2022	2021	2020	2019	2018	Prior	Total
FICO*:
780 and greater	$93	$2,307	$693	$255	$95	$631	$4,074
720 - 779	90	763	179	85	34	191	1,342
660 - 719	1	84	30	18	11	69	213
600 - 659	-	4	2	3	2	17	28
Less than 600	-	-	-	1	-	8	9
Total residential mortgages	$184	$3,158	$904	$362	$142	$916	$5,666

December 31, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
FICO*:
780 and greater	$1,601	$691	$297	$107	$192	$501	$3,389
720 - 779	1,306	230	86	44	58	154	1,878
660 - 719	48	42	22	12	20	49	193
600 - 659	1	1	2	3	2	12	21
Less than 600	-	-	1	1	2	7	11
Total residential mortgages	$2,956	$964	$408	$167	$274	$723	$5,492

*Fair Isaac Corporation (FICO) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months.

Methodology Used to Estimate the Allowance for Credit Losses

For a discussion of our accounting policy for evaluating Mortgage and other loans receivable for impairment see Note 6 to the Consolidated Financial Statements in the 2021 Annual Report.

The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a):

Three Months Ended March 31,	2022			2021
	Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$545	$84	$629	$685	$129	$814
Loans charged off	(4)	-	(4)	-	-	-
Net charge-offs	(4)	-	(4)	-	-	-
Addition to (release of) allowance for loan losses	(8)	-	(8)	(23)	(4)	(27)
Allowance, end of period	$533	$84	$617	$662	$125	$787

(a)Does not include allowance for credit losses of $106 million and $70 million, respectively, at March 31, 2022 and 2021 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

AIG | First Quarter 2022 Form 10-Q 38

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

Our expectations and models used to estimate the allowance for losses on commercial and residential mortgage loans are regularly updated to reflect the current economic environment. The full impact of COVID-19 on real estate valuations remains uncertain and we will continue to review our valuations as further information becomes available.

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

During the three-month periods ended March 31, 2022 and 2021, loans with a carrying value of $115 million and $46 million, respectively, were modified in TDRs.

7. Reinsurance

Fortitude RE

Fortitude Re is the reinsurer of the majority of AIG’s run-off operations. The reinsurance transactions are structured as modco and loss portfolio transfer arrangements with funds withheld (funds withheld). In modco and funds withheld arrangements, the investments supporting the reinsurance agreements, and which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., AIG) thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, as AIG maintains ownership of these investments, AIG will maintain its existing accounting for these assets (e.g., the changes in fair value of available for sale securities will be recognized within Other comprehensive income (loss)). As a result of the deconsolidation resulting from the Majority Interest Fortitude Sale, AIG has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through Net realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.

For additional information on Fortitude Re see Note 7 to the Consolidated Financial Statements in the 2021 Annual Report.

There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$26,513	$26,513	$31,815	$31,815	Fair value through other comprehensive income (loss)
Fixed maturity securities - fair value option	2,711	2,711	1,983	1,983	Fair value through net investment income
Commercial mortgage loans	3,889	3,940	3,637	3,859	Amortized cost
Real estate investments	178	414	201	395	Amortized cost
Private equity funds / hedge funds	1,724	1,724	1,606	1,606	Fair value through net investment income
Policy loans	373	373	380	380	Amortized cost
Short-term investments	81	81	50	50	Fair value through net investment income
Funds withheld investment assets	35,469	35,756	39,672	40,088
Derivative assets, net(b)	72	72	81	81	Fair value through net realized gains (losses)
Other(c)	653	653	602	602	Amortized cost
Total	$36,194	$36,481	$40,355	$40,771

(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $(3.3) billion ($(2.6) billion after-tax) and $(2.9) billion ($(2.3) billion after-tax), respectively for the three months ended March 31, 2022 and 2021.

39 AIG | First Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Reinsurance

(b) The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $349 million and $16 million, respectively, as of March 31, 2022. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $389 million and $10 million, respectively, as of December 31, 2021. These derivative assets and liabilities are fully collateralized either by cash or securities.

(c) Primarily comprised of Cash and Accrued investment income.

The impact of the funds withheld arrangements with Fortitude Re was as follows:

Three Months Ended March 31,
(in millions)	2022	2021
Net underwriting income	$-	$-
Net investment income - Fortitude Re funds withheld assets	291	486
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized gains (losses) - Fortitude Re funds withheld assets	(140)	173
Net realized gains - Fortitude Re embedded derivatives	3,318	2,382
Net realized gains on Fortitude Re funds withheld assets	3,178	2,555
Income from continuing operations before income tax expense	3,469	3,041
Income tax expense(a)	728	639
Net income	2,741	2,402
Change in unrealized depreciation of all other investments(a)	(2,638)	(2,340)
Comprehensive income	$103	$62

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

We assess the collectability of reinsurance recoverable balances in each reporting period, through either historical trends of disputes and credit events or financial analysis of the credit quality of the reinsurer. We record adjustments to reflect the results of these assessments through an allowance for credit losses and disputes that reduces the carrying amount of reinsurance and other assets on the consolidated balance sheets (collectively, reinsurance recoverables). This estimate requires significant judgment for which key considerations include:

•paid and unpaid amounts recoverable;

•whether the balance is in dispute or subject to legal collection;

•the relative financial health of the reinsurer as determined by the Obligor Risk Ratings (ORRs) we assign to each reinsurer based upon our financial reviews; reinsurers that are financially troubled (i.e., in run-off, have voluntarily or involuntarily been placed in receivership, are insolvent, are in the process of liquidation or otherwise subject to formal or informal regulatory restriction) are assigned ORRs that will generate a significant allowance; and

•whether collateral and collateral arrangements exist.

AIG | First Quarter 2022 Form 10-Q 40

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Reinsurance

An estimate of the reinsurance recoverables lifetime expected credit losses is established utilizing a probability of default and loss given default method, which reflects the reinsurer’s ORR rating. The allowance for credit losses excludes disputed amounts. An allowance for disputes is established for a reinsurance recoverable using the losses incurred model for contingencies.

The total reinsurance recoverables as of March 31, 2022 were $77.7 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 93 percent of the reinsurance recoverables were investment grade, of which 53 percent related to General Insurance and 40 percent related to Life and Retirement; (ii) approximately 6 percent of the reinsurance recoverables were non-investment grade, the majority of which related to General Insurance; (iii) less than one percent of the non-investment grade reinsurance recoverables related to Life and Retirement and (iv) approximately one percent of the reinsurance recoverables related to entities that were not rated by AIG.

The total reinsurance recoverables as of December 31, 2021 were $76.3 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 92 percent of the reinsurance recoverables were investment grade, of which 52 percent related to General Insurance and 40 percent related to Life and Retirement; (ii) approximately 7 percent of the reinsurance recoverables were noninvestment grade, the majority of which related to General Insurance; (iii) less than one percent of the non-investment grade reinsurance recoverables related to Life and Retirement and (iv) approximately one percent of the reinsurance recoverables related to entities that were not rated by AIG.

As of both March 31, 2022 and December 31, 2021, approximately 71 percent of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.

Reinsurance Recoverable Allowance

The following table presents a rollforward of the reinsurance recoverable allowance:

Three Months Ended March 31,	2022			2021
	General	Life and		General	Life and
(in millions)	Insurance	Retirement	Total	Insurance	Retirement	Total
Balance, beginning of year	$281	$101	$382	$292	$83	$375
Addition to (release of) allowance for expected credit losses and disputes, net	5	4	9	1	4	5
Write-offs charged against the allowance for credit losses and disputes	(2)	-	(2)	(4)	-	(4)
Other changes	2	-	2	2	-	2
Balance, end of period	$286	$105	$391	$291	$87	$378

There were no material recoveries of credit losses previously written off for the three-month periods ended March 31, 2022 and 2021.

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

41 AIG | First Quarter 2022 Form 10-Q

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

	Real Estate and
	Investment	Securitization
(in millions)	Entities(d)	Vehicles	Total
March 31, 2022
Assets:
Bonds available for sale	$-	$5,581	$5,581
Other bond securities	-	1,648	1,648
Equity securities	69	-	69
Mortgage and other loans receivable	-	2,352	2,352
Other invested assets
Alternative investments(a)	3,247	-	3,247
Investment real estate	2,191	-	2,191
Short-term investments	243	130	373
Cash	82	-	82
Accrued investment income	-	17	17
Other assets	173	59	232
Total(b)	$6,005	$9,787	$15,792
Liabilities:
Debt of consolidated investment entities	$1,694	$4,498	$6,192
Other(c)	112	117	229
Total	$1,806	$4,615	$6,421

December 31, 2021
Assets:
Bonds available for sale	$-	$5,543	$5,543
Other bond securities	-	1,852	1,852
Equity securities	223	-	223
Mortgage and other loans receivable	-	2,523	2,523
Other invested assets
Alternative investments(a)	3,017	-	3,017
Investment real estate	2,257	-	2,257
Short-term investments	487	151	638
Cash	96	-	96
Accrued investment income	-	17	17
Other assets	190	558	748
Total(b)	$6,270	$10,644	$16,914
Liabilities:
Debt of consolidated investment entities	$1,743	$4,504	$6,247
Other(c)	122	722	844
Total	$1,865	$5,226	$7,091

(a)Comprised primarily of investments in real estate joint ventures at March 31, 2022 and December 31, 2021.

(b) The assets of each VIE can be used only to settle specific obligations of that VIE.

(c) Comprised primarily of Other liabilities at March 31, 2022 and December 31, 2021.

(d) At March 31, 2022 and December 31, 2021, off-balance sheet exposure primarily consisting of our insurance companies’ commitments to real estate and investment entities were $2.0 billion and $2.2 billion, respectively, of which commitments to external parties were $0.5 billion and $0.6 billion, respectively.

We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE, (ii) the notional amount of VIE assets or liabilities where we have also provided credit protection to the VIE with the VIE as the referenced obligation, and (iii) other commitments and guarantees to the VIE.

AIG | First Quarter 2022 Form 10-Q 42

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 8. Variable Interest Entities

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance		Off-Balance
(in millions)	Assets	Sheet	(b)	Sheet		Total
March 31, 2022
Real estate and investment entities(a)	$461,827	$8,021		$3,617	(c)	$11,638
Other	1,745	248		749	(d)	997
Total	$463,572	$8,269		$4,366		$12,635
December 31, 2021
Real estate and investment entities(a)	$457,335	$7,650		$3,448	(c)	$11,098
Other	1,738	237		528	(d)	765
Total	$459,073	$7,887		$3,976		$11,863

(a)Comprised primarily of hedge funds and private equity funds.

(b) At March 31, 2022 and December 31, 2021, $8.2 billion and $7.8 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

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

For additional information on VIEs see Note 9 to the Consolidated Financial Statements in the 2021 Annual Report.

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

43 AIG | First Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2022				December 31, 2021
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$242	$3	$918	$28	$265	$5	$895	$11
Foreign exchange contracts	7,522	571	3,276	195	5,431	467	5,828	197
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	51,215	4,000	53,844	4,376	47,499	3,868	42,113	3,622
Foreign exchange contracts	11,132	833	6,672	470	7,905	722	9,997	524
Equity contracts	26,873	403	4,250	55	27,423	681	5,091	53
Commodity contracts	196	3	138	-	303	4	219	-
Credit contracts(b)	2,789	1	933	45	3,790	1	936	47
Other contracts(c)	44,152	14	-	-	43,892	13	51	-
Total derivatives, gross	$144,121	$5,828	$70,031	$5,169	$136,508	$5,761	$65,130	$4,454
Counterparty netting(d)		(3,295)		(3,295)		(2,779)		(2,779)
Cash collateral(e)		(1,877)		(1,478)		(2,139)		(1,089)
Total derivatives on Condensed
Consolidated Balance Sheets(f)		$656		$396		$843		$586

(a) Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b) As of March 31, 2022 and December 31, 2021, included CDSs on super senior multi-sector CDOs with a net notional amount of $94 million and $97 million (fair value liability of $31 million and $30 million), respectively. The net notional amount represents the maximum exposure to loss on the portfolio.

(c) Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d) Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e) Represents cash collateral posted and received that is eligible for netting.

(f) Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both March 31, 2022 and December 31, 2021. Fair value of liabilities related to bifurcated embedded derivatives was $10.3 billion and $14.5 billion, respectively, at March 31, 2022 and December 31, 2021. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components, and the funds withheld arrangement with Fortitude Re. For additional information see Note 7.

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

Collateral posted by us to third parties for derivative transactions was $2.6 billion at March 31, 2022 and $2.7 billion at December 31, 2021. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $2.0 billion and $2.4 billion at March 31, 2022 and December 31, 2021, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

AIG | First Quarter 2022 Form 10-Q 44

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three-month periods ended March 31, 2022 and 2021, we recognized gains (losses) of $87 million and $101 million, respectively, included in Change in foreign currency translation adjustments in Other comprehensive income (loss) related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

The following table presents the gain (loss) recognized in income on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Income for:
	Hedging	Excluded	Hedged
(in millions)	Derivatives(a)	Components(b)	Items	Net Impact
Three Months Ended March 31, 2022
Interest rate contracts:
Interest credited to policyholder account balances	$(21)	$-	$23	$2
Net investment income (loss)	1	-	(1)	-
Foreign exchange contracts:
Net realized gains/(losses)	109	42	(109)	42
Three Months Ended March 31, 2021
Interest rate contracts:
Interest credited to policyholder account balances	$(4)	$-	$6	$2
Net investment income (loss)	8	-	(7)	1
Foreign exchange contracts:
Net realized gains/(losses)	32	(29)	(32)	(29)

(a) Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.

(b) Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in income on a mark-to-market basis.

45 AIG | First Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses)
Three Months Ended March 31,	Recognized in Income
(in millions)	2022	2021
By Derivative Type:
Interest rate contracts	$(613)	$(1,545)
Foreign exchange contracts	236	(87)
Equity contracts	(204)	(519)
Commodity contracts	(4)	-
Credit contracts	(1)	(5)
Other contracts	18	15
Embedded derivatives	5,285	4,839
Total	$4,717	$2,698
By Classification:
Policy fees	$15	$15
Net investment income	(1)	(12)
Net realized gains - excluding Fortitude Re funds withheld assets	1,448	440
Net realized gains on Fortitude Re funds withheld assets(a)	3,262	2,265
Policyholder benefits and claims incurred	(7)	(10)
Total	$4,717	$2,698

(a)Includes over-the-counter derivatives supporting the funds withheld arrangements with Fortitude Re and the embedded derivative contained within the funds withheld payable with Fortitude Re.

CREDIT RISK-RELATED CONTINGENT FEATURES

We estimate that at March 31, 2022, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $26 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $142 million and $206 million at March 31, 2022 and December 31, 2021, respectively. The aggregate fair value of assets posted as collateral under these contracts at March 31, 2022 and December 31, 2021, was approximately $163 million and $239 million, respectively.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $1.8 billion and $2.0 billion at March 31, 2022 and December 31, 2021, respectively. These securities have par amounts of $4.5 billion and $4.6 billion at March 31, 2022 and December 31, 2021, respectively, and have remaining stated maturity dates that extend to 2052.

AIG | First Quarter 2022 Form 10-Q 46

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

10. Insurance Liabilities

Liability for Unpaid Losses and Loss Adjustment Expenses (Loss Reserves)

Loss reserves represent the accumulation of estimates of unpaid claims, including estimates for claims incurred but not reported and loss adjustment expenses, less applicable discount. We regularly review and update the methods used to determine loss reserve estimates. Because these estimates are subject to the outcome of future events, changes in estimates are common given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Any adjustments resulting from this review are reflected currently in pre-tax income, except to the extent such adjustment impacts a deferred gain under a retroactive reinsurance agreement, in which case the ceded portion would be amortized into pre-tax income in subsequent periods. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development or reserve releases.

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.3 billion at both March 31, 2022 and December 31, 2021. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At March 31, 2022 and December 31, 2021, we held collateral of approximately $8.5 billion and $8.6 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both March 31, 2022 and December 31, 2021.

The following table presents the rollforward of activity in loss reserves:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Liability for unpaid loss and loss adjustment expenses, beginning of period	$79,026	$77,720
Reinsurance recoverable	(35,213)	(34,431)
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	43,813	43,289
Losses and loss adjustment expenses incurred:
Current year	3,882	3,925
Prior years, excluding discount and amortization of deferred gain	(51)	16
Prior years, discount charge (benefit)	4	(18)
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(42)	(72)
Total losses and loss adjustment expenses incurred	3,793	3,851
Losses and loss adjustment expenses paid:
Current year	(323)	(328)
Prior years	(3,442)	(3,584)
Total losses and loss adjustment expenses paid	(3,765)	(3,912)
Other changes:
Foreign exchange effect	4	244
Retroactive reinsurance adjustment (net of discount)(b)	17	89
Total other changes	21	333
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	43,862	43,561
Reinsurance recoverable	34,321	35,271
Total	$78,183	$78,832

(a)Includes $4 million and $17 million for the retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), covering U.S. asbestos exposures for the three-month periods ended March 31, 2022 and 2021, respectively.

(b)Includes benefit (charge) from change in discount on retroactive reinsurance in the amount of $39 million for both the three-month periods ended March 31, 2022 and 2021.

47 AIG | First Quarter 2022 Form 10-Q

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

Prior Year Development

During the three-month period ended March 31, 2022, we recognized favorable prior year loss reserve development of $51 million excluding discount and amortization of deferred gain. The development in these periods was largely driven by favorable development on U.S. Workers Compensation, and Japan Personal Insurance, partially offset by unfavorable development on U.S Property and Special Risks.

During the three-month period ended March 31, 2021, we recognized unfavorable prior year loss reserve development of $16 million excluding discount and amortization of deferred gain. The development in these periods was primarily driven by unfavorable development on prior-year catastrophes and the Blackboard insurance portfolio, offset by favorable development on Property, Specialty and U.S Workers Compensation.

Discounting of Loss Reserves

At March 31, 2022 and December 31, 2021, the loss reserves reflect a net loss reserve discount of $935 million and $876 million, respectively, including tabular and non-tabular calculations based upon the following assumptions:

• The non-tabular workers’ compensation discount is calculated separately for companies domiciled in New York, Pennsylvania and Delaware, and follows the statutory regulations (prescribed or permitted) for each state.

– For New York companies, the discount is based on a 5 percent interest rate and the companies’ own payout patterns.

– The Pennsylvania and Delaware regulators approved use of a consistent benchmark discount rate and spread (U.S. Treasury rate plus a liquidity premium) to all of our workers’ compensation reserves in our Pennsylvania domiciled and Delaware domiciled companies, as well as our use of updated payout patterns specific to our primary and excess workers compensation portfolios. In 2020, the regulators also approved that the discount rate will be updated on an annual basis.

• The tabular workers’ compensation discount is calculated based on the mortality rate used in the 2007 U.S. Life table and interest rates prescribed or permitted by each state (i.e. New York is based on 5 percent interest rate and Pennsylvania and Delaware are based on U.S. Treasury rate plus a liquidity premium). In the case that applying this tabular discount factor to our nominal reserves produces a tabular discount that is greater than the indemnity portion of our case reserves, the tabular discount is capped at our estimate of the indemnity portion of our cases reserves (45 percent).

The discount for asbestos reserves has been fully accreted.

At March 31, 2022 and December 31, 2021, the discount consists of $279 million and $260 million of tabular discount, respectively, and $656 million and $616 million of non-tabular discount for workers’ compensation, respectively. During the three-month periods ended March 31, 2022 and 2021, the benefit / (charge) from changes in discount of $20 million and $32 million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Condensed Consolidated Statements of Income (Loss).

The following table presents the components of the loss reserve discount discussed above:

(in millions)	March 31, 2022	December 31, 2021
U.S. workers' compensation	$1,849	$1,829
Retroactive reinsurance	(914)	(953)
Total reserve discount(a)(b)	$935	$876

(a)Excludes $118 million and $116 million of discount related to certain long-tail liabilities in the UK at March 31, 2022 and December 31, 2021, respectively.

(b) Includes gross discount of $493 million and $500 million, which was 100 percent ceded to Fortitude Re at March 31, 2022 and December 31, 2021, respectively.

AIG | First Quarter 2022 Form 10-Q 48

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

The following table presents the net loss reserve discount benefit (charge):

Three Months Ended March 31,
(in millions)	2022	2021
Current accident year	24	$14
Accretion and other adjustments to prior year discount	(4)	18
Net reserve discount benefit (charge)	20	32
Change in discount on loss reserves ceded under retroactive reinsurance	39	39
Net change in total reserve discount*	59	$71

*Excludes $2 million and $7 million discount related to certain long-tail liabilities in the UK for the three-month periods ended March 31, 2022 and 2021, respectively.

Amortization of Deferred Gain on Retroactive Reinsurance

Amortization of the deferred gain on retroactive reinsurance includes $38 million and $55 million related to the adverse development reinsurance cover with NICO for the three-month periods ended March 31, 2022 and 2021, respectively.

Amounts recognized reflect the amortization of the initial deferred gain at inception, as amended for subsequent changes in the deferred gain due to changes in subject reserves.

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

49 AIG | First Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Contingencies, Commitments and Guarantees

Moriarty Litigation

Effective January 1, 2013, the California legislature enacted AB 1747 (the Act), which amended the Insurance Code to mandate that life insurance policies issued and delivered in California contain a 60-day grace period during which time the policies must remain in force after a premium payment is missed, and that life insurers provide both a 30-day minimum notification of lapse and the right of policy owners to designate a secondary recipient for lapse and termination notices. Following guidance from the California Department of Insurance and certain industry trade groups, American General Life Insurance Company (AGL) interpreted the Act to be prospective in nature, applying only to policies issued and delivered on or after the Act’s January 1, 2013, effective date. On July 18, 2017, AGL was sued in a putative class action captioned Moriarty v. American General Life Insurance Company, No. 17-cv-1709 (S.D. Cal.), challenging AGL’s prospective application of the Act. Plaintiff’s complaint, which is similar to complaints filed against other insurers, argues that policies issued and delivered prior to January 1, 2013, like the $1 million policy issued to Plaintiff’s husband do not lapse—despite nonpayment of premiums—if the insurer has not complied with the Act’s terms. On August 30, 2021, the California Supreme Court issued an opinion in McHugh v. Protective Life Insurance, 12 Cal. 5th 213 (2021), ruling that the Act applies to all policies in force on January 1, 2013, regardless of when the policies were issued. The District Court in Moriarty reached effectively the same result on October 2, 2020, when it held that the Act applied to Plaintiff’s husband’s 25-year term life insurance policy under the theory that the payment of premiums “renewed” Plaintiff’s policy after the effective date of the Act. However, the District Court in Moriarty also ruled on October 2, 2020 that various fact issues precluded a final determination as to AGL’s liability and what (if any) corresponding damages may have resulted. In addition, the District Court denied Plaintiff’s motion for class certification without prejudice on November 25, 2020. On February 7, 2022, Plaintiff filed motions for summary judgment and class certification; AGL has opposed both motions. In addition, on February 7, 2022, AGL filed a motion for partial summary judgment, which Plaintiff has opposed. The District Court heard arguments on these motions on April 11, 2022. Proceedings are ongoing in other California cases that raise similar industry-wide issues. We have accrued our current estimate of probable loss with respect to this litigation.

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $7.1 billion and $7.3 billion at March 31, 2022 and December 31, 2021, respectively.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIG Financial Products Corp. and related subsidiaries (collectively AIGFP) and of AIG Markets, Inc. arising from transactions entered into by AIG Markets, Inc.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at March 31, 2022 was $70 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

AIG | First Quarter 2022 Form 10-Q 50

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Contingencies, Commitments and Guarantees

Business and Asset Dispositions

We are subject to financial guarantees and indemnity arrangements in connection with the completed sales of businesses and assets. The various arrangements may be triggered by, among other things, declines in asset values, the occurrence of specified business contingencies, the realization of contingent liabilities, developments in litigation or breaches of representations, warranties or covenants provided by us. These arrangements are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or are not applicable.

We are unable to develop a reasonable estimate of the maximum potential payout under certain of these arrangements. Overall, we believe the likelihood that we will have to make any material payments related to completed sales under these arrangements is remote, and no material liabilities related to these arrangements have been recorded in the Condensed Consolidated Balance Sheets.

Other

• For additional information on commitments and guarantees associated with VIEs, see Note 8.

• For additional information on derivatives, see Note 9.

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

The following table presents declaration date, record date, payment date and dividends paid per preferred share and per depository share on the Series A Preferred Stock in the three months ended March 31, 2022 and 2021:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
February 16, 2022	February 28, 2022	March 15, 2022	$365.625	$0.365625
February 16, 2021	February 26, 2021	March 15, 2021	$365.625	$0.365625

Common Stock

The following table presents a rollforward of outstanding shares:

Three Months Ended March 31, 2022	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Shares, beginning of year	1,906,671,492	(1,087,984,129)	818,687,363
Shares issued	-	4,910,231	4,910,231
Shares repurchased	-	(23,373,504)	(23,373,504)
Shares, end of period	1,906,671,492	(1,106,447,402)	800,224,090

51 AIG | First Quarter 2022 Form 10-Q

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

The following table presents declaration date, record date, payment date and dividends paid per common share on AIG Common Stock in the three months ended March 31, 2022 and 2021:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Common Share
February 16, 2022	March 17, 2022	March 31, 2022	$0.32
February 16, 2021	March 16, 2021	March 30, 2021	$0.32

For a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries see Note 18 to the Consolidated Financial Statements in the 2021 Annual Report.

Repurchase of AIG Common Stock

The following table presents repurchases of AIG Common Stock:

Three Months Ended March 31,
(in millions)	2022	2021
Aggregate repurchases of common stock*	$1,403	$362
Total number of common shares repurchased	23	8

*For the three months ended March 31, 2021, approximately $92 million of these share repurchases were funded with proceeds received from warrant exercises that occurred prior to the expiration of warrants to purchase shares of AIG Common Stock on January 19, 2021.

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

AIG | First Quarter 2022 Form 10-Q 52

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

Accumulated Other Comprehensive INCOME (LOSS)

The following table presents a rollforward of Accumulated other comprehensive income (loss):

					Fair Value of
	Unrealized Appreciation	Unrealized			Liabilities Under
	(Depreciation) of Fixed	Appreciation	Foreign	Retirement	Fair Value Option
	Maturity Securities on	(Depreciation)	Currency	Plan	Attributable to
	Which Allowance for	of All Other	Translation	Liabilities	Changes in
(in millions)	Credit Losses Was Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, December 31, 2021, net of tax	$(57)	$10,094	$(2,453)	$(903)	$6	$6,687
Change in unrealized depreciation
of investments	(57)	(20,110)	-	-	-	(20,167)
Change in deferred policy acquisition costs
adjustment and other	-	2,815	-	-	-	2,815
Change in future policy benefits	-	1,183	-	-	-	1,183
Change in foreign currency translation adjustments	-	-	(1)	-	-	(1)
Change in net actuarial loss	-	-	-	11	-	11
Change in prior service cost	-	-	-	1	-	1
Change in deferred tax asset (liability)	12	2,505	(4)	(3)	-	2,510
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	-	-
Total other comprehensive income (loss)	(45)	(13,607)	(5)	9	-	(13,648)
Noncontrolling interests	(5)	(1,076)	20	-	-	(1,061)
Balance, March 31, 2022, net of tax	$(97)	$(2,437)	$(2,478)	$(894)	$6	$(5,900)
Balance, December 31, 2020, net of tax	$(95)	$17,093	$(2,267)	$(1,228)	$8	$13,511
Change in unrealized appreciation (depreciation)
of investments	41	(11,690)	-	-	-	(11,649)
Change in deferred policy acquisition costs
adjustment and other	(2)	1,393	-	-	-	1,391
Change in future policy benefits	-	1,145	-	-	-	1,145
Change in foreign currency translation adjustments	-	-	170	-	-	170
Change in net actuarial gain	-	-	-	(1)	-	(1)
Change in prior service cost	-	-	-	2	-	2
Change in deferred tax asset (liability)	(6)	1,953	(45)	(4)	-	1,898
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	(1)	(1)
Total other comprehensive income (loss)	33	(7,199)	125	(3)	(1)	(7,045)
Noncontrolling interests	-	-	-	-	-	-
Balance, March 31, 2021, net of tax	$(62)	$9,894	$(2,142)	$(1,231)	$7	$6,466

53 AIG | First Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

The following table presents the other comprehensive income (loss) reclassification adjustments for the three-month periods ended March 31, 2022 and 2021, respectively:

					Fair Value of
	Unrealized Appreciation	Unrealized			Liabilities Under
	(Depreciation) of Fixed	Appreciation	Foreign	Retirement	Fair Value Option
	Maturity Securities on	(Depreciation)	Currency	Plan	Attributable to
	Which Allowance for	of All Other	Translation	Liabilities	Changes in
(in millions)	Credit Losses Was Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
March 31, 2022
Unrealized change arising during period	$(57)	$(16,251)	$(1)	$4	$-	$(16,305)
Less: Reclassification adjustments
included in net income	-	(139)	-	(8)	-	(147)
Total other comprehensive income (loss),
before income tax expense (benefit)	(57)	(16,112)	(1)	12	-	(16,158)
Less: Income tax expense (benefit)	(12)	(2,505)	4	3	-	(2,510)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(45)	$(13,607)	$(5)	$9	$-	$(13,648)

					Fair Value of
	Unrealized Appreciation	Unrealized			Liabilities Under
	(Depreciation) of Fixed	Appreciation	Foreign	Retirement	Fair Value Option
	Maturity Securities on	(Depreciation)	Currency	Plan	Attributable to
	Which Allowance for	of All Other	Translation	Liabilities	Changes in
(in millions)	Credit Losses Was Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
March 31, 2021
Unrealized change arising during period	$37	$(8,761)	$170	$(11)	$(1)	$(8,566)
Less: Reclassification adjustments
included in net income	(2)	391	-	(12)	-	377
Total other comprehensive income (loss),
before income tax expense (benefit)	39	(9,152)	170	1	(1)	(8,943)
Less: Income tax expense (benefit)	6	(1,953)	45	4	-	(1,898)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$33	$(7,199)	$125	$(3)	$(1)	$(7,045)

The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Condensed Consolidated Statements of Income (Loss):

	Amount Reclassified
	from AOCI		Affected Line Item in the
	Three Months Ended March 31,		Condensed Consolidated
(in millions)	2022	2021	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed
maturity securities on which allowance
for credit losses was taken
Investments	$-	$(2)	Net realized gains (losses)
Total	-	(2)
Unrealized appreciation (depreciation) of
all other investments
Investments	(139)	391	Net realized gains (losses)
Total	(139)	391
Change in retirement plan liabilities adjustment
Prior-service credit	(1)	(1)	*
Actuarial losses	(7)	(11)	*
Total	(8)	(12)
Total reclassifications for the period	$(147)	$377

*These AOCI components are included in the computation of net periodic pension cost. For additional information see Note 14.
AIG | First Quarter 2022 Form 10-Q 54

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 13. Earnings Per Common Share (EPS)

13. Earnings Per Common Share (EPS)

The basic EPS computation is based on the weighted average number of common shares outstanding, adjusted to reflect all stock dividends and stock splits. The diluted EPS computation is based on those shares used in the basic EPS computation plus common shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding and adjusted to reflect all stock dividends and stock splits, using the treasury stock method or the if-converted method, as applicable.

The following table presents the computation of basic and diluted EPS:

Three Months Ended March 31,
(dollars in millions, except per common share data)	2022	2021
Numerator for EPS:
Income from continuing operations	$4,656	$3,930
Less: Net income from continuing operations attributable to noncontrolling interests	396	54
Less: Preferred stock dividends	7	7
Income attributable to AIG common shareholders from continuing operations	4,253	3,869
Income from discontinued operations, net of income tax expense	-	-
Net income attributable to AIG common shareholders	4,253	3,869
Denominator for EPS:
Weighted average common shares outstanding - basic	816,314,273	868,105,069
Dilutive common shares	9,698,337	8,164,855
Weighted average common shares outstanding - diluted(a)	826,012,610	876,269,924
Income per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$5.21	$4.45
Income from discontinued operations	$-	$-
Income attributable to AIG common shareholders	$5.21	$4.45
Diluted:
Income from continuing operations	$5.15	$4.41
Income from discontinued operations	$-	$-
Income attributable to AIG common shareholders	$5.15	$4.41

(a)Potential dilutive common shares include our share-based employee compensation plans, a weighted average portion of the 10-year warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011, which expired in January 2021 and an option for Blackstone to exchange all or a portion of its ownership interest in Corebridge for AIG common shares. The number of common shares excluded from diluted shares outstanding was 39.9 million and 9.2 million for the three-month periods ended March 31, 2022 and 2021, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

For information regarding the Blackstone option to exchange all or a portion of its ownership interest in Corebridge for AIG common shares, see Note 1. For information regarding our repurchases of AIG Common Stock, see Note 16.

55 AIG | First Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Employee Benefits

14. Employee Benefits

We sponsor various defined benefit plans for eligible employees and retirees in the U.S. and certain non-U.S. countries.

The following table presents the components of net periodic benefit cost (credit) with respect to pension benefits:

	Pension
	U.S.	Non-U.S.
(in millions)	Plans	Plans	Total
Three Months Ended March 31, 2022
Components of net periodic benefit cost:
Service cost	$1	$5	$6
Interest cost	27	3	30
Expected return on assets	(53)	(5)	(58)
Amortization of prior service cost	-	1	1
Amortization of net loss	7	1	8
Net periodic benefit cost (credit)	$(18)	$5	$(13)
Three Months Ended March 31, 2021
Components of net periodic benefit cost:
Service cost	$1	$5	$6
Interest cost	22	3	25
Expected return on assets	(61)	(6)	(67)
Amortization of prior service cost	-	1	1
Amortization of net loss	9	2	11
Net periodic benefit cost (credit)	$(29)	$5	$(24)

The service cost for our U.S. defined benefit plans only reflects administrative fees as the plans are frozen and no longer accrue benefits. We recognized net expense of $1 million and $2 million for our U.S. and non-U.S. postretirement benefit plans for the three-month periods ended March 31, 2022 and 2021, respectively.

AIG | First Quarter 2022 Form 10-Q 56

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Income Taxes

15. Income Taxes

U.S. Tax law changes

The IRS has continued to issue new guidance in relation to the Tax Cuts and Jobs Act (the Tax Act) enacted in 2017. Guidance has been issued covering provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries, foreign tax credits by which the U.S. mitigates double taxation of foreign operations, and other elements of tax law. Changes to this guidance, and other provisions of tax law, are expected in future periods. Such guidance may result in changes to the interpretations and assumptions we made and actions we may take, which may impact amounts recorded with respect to international provisions of the Tax Act, possibly materially. Consistent with accounting guidance, we have made an accounting policy election to treat GILTI taxes as a period tax charge in the period the tax is incurred.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act to mitigate the economic impacts of the COVID-19 pandemic. The tax provisions of the CARES Act have not had and are currently not expected to have a material impact on AIG’s U.S. federal tax liabilities.

On November 15, 2021, the U.S. enacted the Infrastructure Investment and Jobs Act to improve infrastructure in the U.S. The tax provisions of the Infrastructure Investment and Jobs Act have not had and are currently not expected to have a material impact on AIG’s U.S. federal tax liabilities.

RECLASSIFICATION OF CERTAIN TAX EFFECTS FROM AOCI

We use an item-by-item approach to release the stranded or disproportionate income tax effects in AOCI related to our available-for-sale securities. Under this approach, a portion of the disproportionate tax effects is assigned to each individual security lot at the date the amount becomes lodged. When the individual securities are sold, mature, or are otherwise impaired on an other-than-temporary basis, the assigned portion of the disproportionate tax effect is reclassified from AOCI to income (loss) from continuing operations.

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

Interim Tax Expense (Benefit)

For the three-month period ended March 31, 2022, the effective tax rate on income from continuing operations was 20.2 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with tax exempt income, reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities, excess tax benefits related to share based compensation payments recorded through the income statement, tax adjustments related to prior year returns and adjustments to interest related to items challenged by the IRS during the audit of AIG’s 2006 and prior tax years. These tax benefits were partially offset by tax charges associated with the effect of foreign operations, state and local income taxes, and non-deductible transfer pricing charges. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

For the three-month period ended March 31, 2021, the effective tax rate on loss from continuing operations was 16.9 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with the release of reserves for uncertain tax positions, penalties and interest related to the recent completion of audit activity by the IRS, tax exempt income, and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities. These tax benefits were partially offset by tax charges associated with the establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards, the effect of foreign operations, excess tax charges related to share based compensation payments recorded through the income statement, state and local income taxes, and non-deductible

57 AIG | First Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Income Taxes

transfer pricing charges. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

For the three-month period ended March 31, 2022, we consider our foreign earnings with respect to certain operations in Canada, South Africa, Japan, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

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

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing the utilization of the net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction. Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards, even though the carryforward period for the foreign tax credit is shorter than for the net operating loss. Our U.S. consolidated federal income tax group includes both life companies and non-life companies. While the U.S. taxable income of our non-life companies can be offset by our net operating loss carryforwards, only a portion (no more than 35 percent) of the U.S. taxable income of our life companies can be offset by those net operating loss carryforwards. The remaining tax liability of our life companies can be offset by the foreign tax credit carryforwards. Accordingly, we are able to utilize both the net operating loss and foreign tax credit carryforwards concurrently.

Recent events, including changes in target interest rates by the Board of Governors of the Federal Reserve System, and significant market volatility, continue to impact actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the net operating losses and foreign tax credit carryforwards, we have considered forecasts of future income for each of our businesses, including assumptions about future macro-economic and AIG-specific conditions and events, and any impact these conditions and events may have on our prudent and feasible tax planning strategies. We also subjected the forecasts to a variety of stresses of key assumptions and evaluated the effect on tax attribute utilization.

The carryforward period of our foreign tax credit carryforwards runs through 2023. Carryforward periods for our net operating losses extend from 2028 forward. However, utilization of a portion of our net operating losses is limited under separate return limitation year rules.

To the extent that the valuation allowance is attributed to changes in forecast of current year taxable income, the impact is included in our estimated annualized effective tax rate. A valuation allowance related to changes in forecasts of income in future periods as well as other items not related to the current year is recorded discretely.

As of March 31, 2022, the balance sheet reflects a valuation allowance of $850 million related to a portion of our tax attribute carryforwards that are no longer more-likely-than-not to be realized. No change in valuation allowance was recorded for the three-month period ended March 31, 2022.

Estimates of future taxable income, including income generated from prudent and feasible actions and tax planning strategies, impact of settlements with taxing authorities, and any changes to interpretations and assumptions related to the impact of the Tax Act could change in the near term, perhaps materially, which may require us to consider any potential impact to our assessment of the

AIG | First Quarter 2022 Form 10-Q 58

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Income Taxes

recoverability of the deferred tax asset. Such potential impact could be material to our consolidated financial condition or results of operations for an individual reporting period.

Further, the planned separation of the Life and Retirement business from AIG, if completed, would result in tax deconsolidation of these entities from the AIG Consolidated Federal Tax Group and potentially impact our ability to utilize certain tax loss and credit carryforwards. Such potential impact could result in valuation allowance being established with respect to such tax attributes in the reporting period in which tax deconsolidation occurs.

For the three-month period ended March 31, 2022, recent changes in market conditions, including rising interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of both our U.S. Life Insurance and non-life insurance companies, resulting in deferred tax assets related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of March 31, 2022, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses that are not more-likely-than-not to be realized. For the three months ended March 31, 2022, we established $770 million of valuation allowance associated with the unrealized tax losses in the U.S. Life Insurance Companies’ available for sale securities portfolio and $170 million of valuation allowance associated with the unrealized tax losses in the non-life insurance companies’ available for sale securities portfolio. All of the valuation allowance establishment was allocated to other comprehensive income.

For the three-month period ended March 31, 2022, we recognized a net $6 million decrease in deferred tax asset valuation allowance associated with certain foreign and state jurisdictions, primarily attributable to current year activity.

Tax Examinations and Litigation

We file a consolidated U.S. federal income tax return with our eligible U.S. subsidiaries. Income earned by subsidiaries operating outside the U.S. is taxed, and income tax expense is recorded, based on applicable U.S. and foreign laws.

We are currently under examination by the IRS for the tax years 2011 through 2013.

In September 2020, we received the IRS Revenue Agent Report containing agreed and disagreed issues for the audit of tax years 2007-2010. In October 2020, we filed a protest of the disagreed issues with the IRS Independent Office of Appeals (IRS Appeals). In March 2021, the IRS audit team issued their rebuttal to the protest of disagreed issues to IRS Appeals. We had an IRS Appeals conference in October 2021 and are continuing to engage in the Appeals process.

In 2009, after paying amounts due on a statutory notice of deficiency related to the disallowance of foreign tax credits associated with cross border financing transactions, we filed a refund lawsuit in the Southern District of New York (Southern District) with respect to tax year 1997. During the fourth quarter of 2020, the parties executed a binding settlement agreement with respect to the underlying issues in the lawsuit. On October 22, 2020, the Southern District dismissed the case based upon the settlement reached between AIG and the government. During June 2021 and October 2021, AIG made additional payments of $354 million and $10 million to the U.S. Treasury with respect to this matter. In March 2022, interest amounts due on the settlement of items challenged by the IRS during the audit of AIG’s 2006 and prior years were agreed to between AIG and the IRS.

Accounting for Uncertainty in Income Taxes

At both March 31, 2022 and December 31, 2021, our unrecognized tax benefits, excluding interest and penalties, were $1.2 billion. At both March 31, 2022 and December 31, 2021, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $22 million. Accordingly, at both March 31, 2022 and December 31, 2021, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.1 billion.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At both March 31, 2022 and December 31, 2021, we had accrued liabilities of $69 million for the payment of interest (net of the federal benefit) and penalties. For the three-month period ended March 31, 2021, we accrued benefit of $183 million for the payment of interest and penalties. There was no interest activity related to unrecognized tax benefits for the three-month period ended March 31, 2022. The activity for the three-month period ended March 31, 2021 primarily related to the completion of audit activity by the IRS.

We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next 12 months by as much as $11 million, principally as a result of potential resolutions or settlements of prior years’ tax items. The prior years’ tax items include unrecognized tax benefits related to the deductibility of certain expenses.

59 AIG | First Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Subsequent Events

16. Subsequent Events

Dividends Declared

On May 3, 2022, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 30, 2022 to shareholders of record on June 16, 2022. On May 3, 2022, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on June 15, 2022 to holders of record on May 31, 2022.

REPURCHASE OF COMMON STOCK

Pursuant to an Exchange Act Rule 10b5-1 repurchase plan that expires on May 20, 2022 (the Current 10b5-1 Plan), from April 1, 2022 to April 29, 2022, we repurchased approximately 10 million shares of AIG Common Stock for an aggregate purchase price of approximately $598 million. On May 3, 2022, the Board of Directors authorized the repurchase of $6.5 billion of AIG Common Stock (inclusive of the approximately $1.5 billion of expected remaining authorization upon expiration of the Current 10b5-1 Plan as of May 20, 2022).

DEBT CASH TENDER OFFERS

In April 2022, AIG repurchased, through cash tender offers, approximately $6.8 billion aggregate principal amount of certain notes and debentures issued or guaranteed by AIG, and announced that it will redeem €750 million aggregate principal amount of its 1.500% Notes due 2023 on May 10, 2022.

COREBRIDGE

On February 25, 2022, Corebridge entered into an 18-Month Delayed Draw Term Loan Agreement (the 18-Month DDTL Facility) among Corebridge, as borrower, the lenders party thereto and the administrative agent thereto, and a 3-Year Delayed Draw Term Loan Agreement (the 3-Year DDTL Facility) among Corebridge, as borrower, the lenders party thereto and the administrative agent thereto.

The 18-Month DDTL Facility and 3-Year DDTL Facility provided Corebridge with committed delayed draw term loan facilities in the aggregate principal amount of $6 billion and $3 billion, respectively. On April 5, 2022, Corebridge issued and sold senior unsecured notes in the aggregate principal amount of $6.5 billion consisting of: $1,000,000,000 aggregate principal amount of its 3.500% Senior Notes due 2025, $1,250,000,000 aggregate principal amount of its 3.650% Senior Notes due 2027, $1,000,000,000 aggregate principal amount of its 3.850% Senior Notes due 2029, $1,500,000,000 aggregate principal amount of its 3.900% Senior Notes due 2032, $500,000,000 aggregate principal amount of its 4.350% Senior Notes due 2042 and $1,250,000,000 aggregate principal amount of its 4.400% Senior Notes due 2052. Corebridge used the net proceeds of the issuance of the notes, in the amount of approximately $6.5 billion, to repay a portion of the $8.3 billion promissory note previously issued by Corebridge to AIG.

On April 6, 2022, in connection with the issuance of the senior unsecured notes of Corebridge, (i) the commitments under the 18-Month DDTL Facility were terminated in full and (ii) the commitments under the 3-Year DDTL Facility were reduced from $3.0 billion to $2.5 billion. The ability to borrow under the 3-Year DDTL Facility is subject to, among other conditions, Corebridge’s confirmation to the administrative agent that an initial public offering of Corebridge is expected to be consummated within five business days following such borrowing. Commitments under the 3-Year DDTL Facility will remain available for borrowing until December 30, 2022, subject to the terms and conditions thereof.

As of May 3, 2022, a total of $2.5 billion remained available under the 3-Year DDTL Facility.

AIG | First Quarter 2022 Form 10-Q 60

ITEM 2 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

Glossary and Acronyms of Selected Insurance Terms and References

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.

American International Group, Inc. (AIG) has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Annual Report) to assist readers seeking additional information related to a particular subject.

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

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q and other publicly available documents may include, and officers and representatives of AIG may from time to time make and discuss, statements which, to the extent they are not statements of historical or present fact, may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements are intended to provide management’s current expectations or plans for AIG’s future operating and financial performance, based on assumptions currently believed to be valid or accurate. Forward-looking statements are often preceded by, followed by or include words such as “will,” “believe,” “anticipate,” “expect,” “expectations,” “intend,” “plan,” “strategy,” “prospects,” “project,” “anticipate,” “should,” “guidance,” “outlook,” “confident,” “focused on achieving,” “view,” “target,” “goal,” “estimate” and other words of similar meaning in connection with a discussion of future operating or financial performance. These statements may include, among other things, projections, goals and assumptions that relate to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expense reduction efforts, the outcome of contingencies such as legal proceedings, anticipated organizational, business or regulatory changes, such as the separation of the Life and Retirement business from AIG, the effect of catastrophes, and macroeconomic and/or geopolitical events, anticipated dispositions, monetization and/or acquisitions of businesses or assets, or successful integration of acquired businesses, management succession and retention plans, exposure to risk, trends in operations and financial results, and other statements that are not historical facts.

61 AIG | First Quarter 2022 Form 10-Q

All forward-looking statements involve risks, uncertainties and other factors that may cause AIG’s actual results and financial condition to differ, possibly materially, from the results and financial condition expressed or implied in the forward-looking statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific projections, goals, assumptions and statements include, without limitation:

• AIG’s ability to continue to separate the Life and Retirement business, including through an initial public offering, and the impact separation may have on AIG, its businesses, employees, contracts and customers;

• the effects of economic conditions in the markets in which AIG and its businesses operate in the U.S. and globally and any changes therein, including from the effects of financial market conditions, fluctuations in interest rates and foreign currency exchange rates and inflationary pressures, each of which may also be affected by geopolitical conflicts, including the conflict between Russia and Ukraine;

• the occurrence of catastrophic events, both natural and man-made, including geopolitical conflicts, pandemics, civil unrest and the effects of climate change;

• the effects of sanctions related to the conflict between Russia and Ukraine and failure to comply therewith;

• the impact of potential information technology, cybersecurity or data security breaches, including as a result of supply chain disruptions, cyber-attacks or security vulnerabilities, the likelihood of which may increase due to extended remote business operations as a result of COVID-19;

• AIG’s ability to effectively execute on the AIG 200 operational programs designed to modernize AIG’s operating infrastructure and enhance user and customer experiences, and AIG’s ability to achieve anticipated cost savings from AIG 200;

• availability of reinsurance or access to reinsurance on acceptable terms;

• the effectiveness of strategies to recruit and retain key personnel and to implement effective succession plans;

• concentrations in AIG’s investment portfolios, including as a result of our asset management relationships with Blackstone Inc. (Blackstone) and BlackRock, Inc. (BlackRock);

• disruptions in the availability of AIG’s electronic data systems or those of third parties;

• changes to the valuation of AIG’s investments;

• actions by rating agencies with respect to AIG’s credit and financial strength ratings as well as those of its businesses and subsidiaries;

• the impact of COVID-19 and its variants and responses thereto;

• the effectiveness of AIG’s enterprise risk management policies and procedures, including with respect to business continuity and disaster recovery plans;

• changes in judgments concerning potential cost-saving opportunities;

• changes in judgments concerning the recognition of deferred tax assets and the impairment of goodwill;

• AIG’s ability to effectively execute on environmental, social and governance targets and standards;

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

• changes to our sources of or access to liquidity;

• significant legal, regulatory or governmental proceedings; and

• such other factors discussed in:

–Part I, Item 2. MD&A of this Quarterly Report on Form 10-Q; and

–Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of the 2021 Annual Report.

The forward-looking statements speak only as of the date of this report, or in the case of any document incorporated by reference, the date of that document. We are not under any obligation (and expressly disclaim any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the Securities and Exchange Commission (SEC).

AIG | First Quarter 2022 Form 10-Q 62

63 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Use of Non-GAAP Measures

Use of Non-GAAP Measures

Throughout this MD&A, we present our financial condition and results of operations in the way we believe will be most meaningful and representative of our business results. Some of the measurements we use are “non-GAAP financial measures” under SEC rules and regulations. GAAP is the acronym for “generally accepted accounting principles” in the United States. The non-GAAP financial measures we present may not be comparable to similarly-named measures reported by other companies.

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

Adjusted after-tax income attributable to AIG common shareholders is derived by excluding the tax effected adjusted pre-tax income (APTI) adjustments described below, dividends on preferred stock, noncontrolling interest on net realized gains (losses), other non-operating expenses and the following tax items from net income attributable to AIG:

• deferred income tax valuation allowance releases and charges;

• changes in uncertain tax positions and other tax items related to legacy matters having no relevance to our current businesses or operating performance; and

• net tax charge related to the enactment of the Tax Cuts and Jobs Act (the Tax Act).

Adjusted revenues exclude Net realized gains (losses), income from non-operating litigation settlements (included in Other income for GAAP purposes) and changes in fair value of securities used to hedge guaranteed living benefits (included in Net investment income for GAAP purposes). Adjusted revenues is a GAAP measure for our segments.

AIG | First Quarter 2022 Form 10-Q 64

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

• changes in benefit reserves and deferred policy acquisition costs (DAC), value of business acquired (VOBA), and deferred sales inducements (DSI) related to net realized gains and losses;

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

• pension expense related to lump sum payments to former employees;

• net gain or loss on divestitures;

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

– Accident year loss and accident year combined ratios, as adjusted (Accident year loss ratio, ex-CAT and Accident year combined ratio, ex-CAT): both the accident year loss and accident year combined ratios, as adjusted, exclude catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting. Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil disorders that exceed the $10 million threshold. We believe that as adjusted ratios are meaningful measures of our underwriting results on an ongoing basis as they exclude catastrophes and the impact of reserve discounting which are outside of management’s control. We also exclude prior year development to provide transparency related to current accident year results.

• Life and Retirement

– Premiums and deposits: includes direct and assumed amounts received and earned on traditional life insurance policies, group benefit policies and life-contingent payout annuities, as well as deposits received on universal life, investment-type annuity contracts, Federal Home Loan Bank (FHLB) funding agreements and mutual funds. We believe the measure of premiums and deposits is useful in understanding customer demand for our products, evolving product trends and our sales performance period over period.

Results from discontinued operations are excluded from all of these measures.

65 AIG | First Quarter 2022 Form 10-Q

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

The accounting policies that we believe are most dependent on the application of estimates and assumptions, which are critical accounting estimates, are related to the determination of:

• loss reserves;

• future policy benefit reserves for life and accident and health insurance contracts;

• liabilities for guaranteed benefit features of variable annuity, fixed annuity and fixed index annuity products;

• embedded derivative liabilities for fixed index annuity and life products;

• estimated gross profits to value deferred acquisition costs and unearned revenue for investment-oriented products;

• reinsurance assets, including the allowance for credit losses and disputes;

• goodwill impairment;

• allowance for credit losses on certain investments, primarily on loans and available for sale fixed maturity securities;

• legal contingencies;

• fair value measurements of certain financial assets and financial liabilities; and

• income taxes, in particular the recoverability of our deferred tax asset and establishment of provisions for uncertain tax positions.

These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of operations and cash flows could be materially affected.

For a complete discussion of our critical accounting estimates, see Part II, Item 7. MD&A – Critical Accounting Estimates in the 2021 Annual Report.

AIG | First Quarter 2022 Form 10-Q 66

ITEM 2 | Executive Summary

Executive Summary

Overview

This overview of the MD&A highlights selected information and may not contain all of the information that is important to current or potential investors in our securities. You should read this Quarterly Report on Form 10-Q, together with the 2021 Annual Report, in their entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

Separation of Life and Retirement Business and Relationship with Blackstone

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. On November 2, 2021, AIG and Blackstone completed the acquisition by Blackstone of a 9.9 percent equity stake in Corebridge Financial, Inc., formerly known as SAFG Retirement Services, Inc. (Corebridge), which is the holding company for AIG’s Life and Retirement business, for $2.2 billion in an all cash transaction, subject to adjustment if the final pro forma adjusted book value is greater or lesser than the target pro forma adjusted book value. This resulted in a $629 million decrease to AIG’s shareholders’ equity in the fourth quarter of 2021. As part of the separation, most of AIG’s investment operations were transferred to Corebridge or its subsidiaries as of December 31, 2021, and AIG entered into a long-term asset management relationship with Blackstone to manage an initial $50 billion of Life and Retirement’s existing investment portfolio beginning in the fourth quarter of 2021, with that amount increasing by increments of $8.5 billion per year for five years beginning in the fourth quarter of 2022, for an aggregate of $92.5 billion. In addition, Blackstone designated one member of the Board of Directors of Corebridge, which currently consists of 11 directors. Pursuant to the definitive agreement, Blackstone will be required to hold its ownership interest in Corebridge following the completion of the separation of the Life and Retirement business, subject to exceptions permitting Blackstone to sell 25%, 67% and 75% of its shares after the first, second and third anniversaries, respectively, of the initial public offering of Corebridge (the IPO), with the transfer restrictions terminating in full on the fifth anniversary of the IPO. In the event that the IPO of Corebridge is not completed prior to November 2, 2023, Blackstone will have the right to require AIG to undertake the IPO, and in the event that the IPO has not been completed prior to November 2, 2024, Blackstone will have the right to exchange all or a portion of its ownership interest in Corebridge for shares of AIG’s common stock on the terms set forth in the definitive agreement. On November 1, 2021, Corebridge declared a dividend payable to AIG Parent in the amount of $8.3 billion. In connection with such dividend, Corebridge issued a promissory note to AIG Parent in the amount of $8.3 billion, which is required to be paid to AIG Parent prior to the IPO of Corebridge. On April 5, 2022, Corebridge issued senior unsecured notes in the aggregate principal amount of $6.5 billion, the proceeds of which were used to repay a portion of the $8.3 billion promissory note previously issued by Corebridge to AIG. While we currently believe the IPO is the next step in the separation of the Life and Retirement business from AIG, no assurance can be given regarding the form that future separation transactions may take or the specific terms or timing thereof, or that a separation will in fact occur. Any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC.

On December 15, 2021, AIG and Blackstone Real Estate Income Trust (BREIT), a long-term, perpetual capital vehicle affiliated with Blackstone, completed the acquisition by BREIT of AIG’s interests in a U.S. affordable housing portfolio for $4.9 billion, in an all cash transaction, resulting in a pre-tax gain of $3.0 billion. The historical results of the U.S. affordable housing portfolio were reported in our Life and Retirement operating segments.

For additional information regarding the debt issuance of Corebridge, see Note 16 to the Condensed Consolidated Financial Statements.

Our Investment Management Agreements with BlackRock

On March 28, 2022, we announced entry into a binding letter of intent with BlackRock pursuant to which certain of our insurance company subsidiaries would enter into separate investment management agreements with BlackRock (the BlackRock Arrangement). On April 28, 2022, certain of our insurance company subsidiaries entered into such investment management agreements, with the expectation that certain additional insurance company subsidiaries will enter into such investment management agreements over the coming months. Overall, we expect to transfer the management of up to $150 billion of our investment of liquid fixed income and certain private placement assets, including $90 billion of the Life and Retirement investment portfolio, over a period of 12 months in connection with the BlackRock Arrangement. The investment management agreements contain detailed investment guidelines and reporting requirements. These agreements also contain reasonable and customary representations and warranties, standard of care, expense reimbursement, liability, indemnity and other provisions. The investment management agreements continue unless terminated by either party on 45 days’ notice or by us immediately for cause. We continue to be responsible for our overall investment

67 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Executive Summary

portfolio, including decisions surrounding asset allocation, risk composition and investment strategy. There can be no assurance that all of such investment management agreements will be entered into as contemplated, or at all.

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

For additional information on our business segments, see Note 3 to the Condensed Consolidated Financial Statements, and for information regarding the separation of Life and Retirement, see Note 1 to the Condensed Consolidated Financial Statements.

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

AIG | First Quarter 2022 Form 10-Q 68

ITEM 2 | Executive Summary

Financial Performance Summary

Net Income (Loss) Attributable to AIG Common Shareholders Three Months Ended March 31, (in millions)

2022 and 2021 Comparison

Net income attributable to AIG common shareholders increased $384 million due to the following, on a pre-tax basis:

• an increase in Net realized gains on Fortitude Re funds withheld embedded derivative of $936 million driven by interest rate movements, partially offset by losses on Fortitude Re funds withheld assets of $140 million in 2022 compared to a gain of $173 million in 2021;

• an increase in Net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $546 million, driven by a $1.0 billion increase in derivative and hedge activity and gains on variable annuity embedded derivatives, net of hedging partially offset by losses on sales of securities of $201 million and unfavorable movement in the allowance for credit losses on fixed maturity securities and loans of $164 million;

• higher underwriting income in General Insurance ($373 million) from higher premiums marked by changes in business mix along with strong rate improvement, focused risk selection and improved terms and conditions, and significantly lower catastrophe losses; and

• lower interest expense of $79 million primarily driven by interest savings resulting from redemptions and cash tender offers of $3.6 billion of debt completed during 2021 ($34 million) and interest savings from consolidated investment entities ($40 million).

The increase in Net income attributable to AIG common shareholders was partially offset by the following:

• lower net investment income ($420 million) primarily driven by lower returns on available for sale fixed maturity securities as a result of the higher interest rate environment (which led to lower call income) of $213 million and declines in fair value of fixed maturity securities of $217 million, where we elected the fair value option; and

• higher income attributable to noncontrolling interest ($342 million) driven by the sale of 9.9 percent interest of Corebridge to Blackstone in December 2021 ($354 million).

The $381 million increase in income tax expense was primarily attributable to higher income from continuing operations.

For further discussion see Consolidated Results of Operations.

69 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Executive Summary

Adjusted Pre-Tax Income (Loss)* Three Months Ended March 31, (in millions)

2022 and 2021 Comparison

Adjusted pre-tax income increased $258 million primarily due to higher underwriting income in General Insurance ($373 million) from higher premiums marked by changes in business mix along with strong rate improvement, focused risk selection and improved terms and conditions, significantly lower catastrophe losses, and net favorable prior year reserve development in 2022 compared to net adverse prior year reserve development in 2021.

Partially offset by lower net investment income ($193 million) primarily driven by lower returns on available for sale fixed maturity securities as a result of the higher interest rate environment (which led to lower call income) of $132 million and declines in fair value of fixed maturity securities of $92 million, where we elected the fair value option, partially offset by gains on other invested assets, primarily private equity funds, of $50 million and income on mortgage and other loans of $39 million.

* Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

General Operating and Other Expenses Three Months Ended March 31, (in millions)

2022 and 2021 Comparison

General operating and other expenses increased $93 million primarily due to increases in professional fees inclusive of transaction costs and other acquisition expenses.

General operating and other expenses in the three-months ended March 31, 2022 and 2021 included approximately $93 million and $74 million, respectively, of pre-tax restructuring and other costs which were primarily comprised of employee severance charges and other costs related to organizational simplification, operational efficiency, and business rationalization.

AIG | First Quarter 2022 Form 10-Q 70

ITEM 2 | Executive Summary

AIG’s Outlook – Industry and economic factors

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under challenging market conditions in the first quarter of 2022, characterized by factors such as the impact of COVID-19 and the related governmental and societal responses, interest rate volatility, inflationary pressures, an uneven global economic recovery and global trade tensions. Responses by central banks and monetary authorities with respect to inflation, growth concerns and other macroeconomic factors have also affected global exchange rates and volatility.

Russia/Ukraine Conflict

The Russia/Ukraine conflict began in February 2022. The conflict has and may continue to have a significant impact on the global macroeconomic and geopolitical environments, including increased volatility in capital and commodity markets, rapid changes to regulatory conditions around the globe including the use of sanctions, operational challenges for multinational corporations, inflationary pressures and an increased risk of cybersecurity incidents.

The conflict is evolving and has the potential to adversely affect our business and results of operations from an investment, underwriting and operational perspective. While we believe we have taken appropriate actions to minimize related risk, we continue to monitor potential exposure and operational impacts, as well as any actual and potential claims activity. The ultimate impact will depend on future developments that are uncertain and cannot be predicted, including scope, severity and duration, the governmental, legislative and regulatory actions taken (including the application of sanctions), and court decisions, if any, rendered in response to those actions.

Impact of Changes in the Interest Rate Environment and Equity Markets

Key U.S. benchmark rates have continued to rise during the first quarter of 2022 as investors form opinions over elevated inflation measures, geopolitical risk, and the Board of Governors of the Federal Reserve System raising short term interest rates for the first time since 2018. As of March 31, 2022, increases in key rates have improved yields on new investments which are now closer to the runoff yield that we are experiencing on our existing portfolios. We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.

Equity Markets

Our financial results are impacted by the performance of equity markets. The impact of equity market returns, both increases and decreases, is reflected in our results almost immediately due to the impact on the fair values of equity exposed securities in our portfolio as well as separate account values in our Life and Retirement business. The reduction in separate account asset values impacts fee income as well as policyholder benefits and DAC on our variable annuity portfolio within the Life and Retirement segment. For instance, variable annuities earn fees based on the account value, which fluctuates with the equity markets as a significant amount of our separate account assets are invested in equity funds.

In Life and Retirement, hedging costs could also be significantly impacted by volatility in the equity markets as rebalancing and option costs are tied to the equity market volatility. These costs are mostly offset by rider fees that are tied to the level of the Chicago Board Options Exchange Volatility Index. As rebalancing and option costs increase or decrease, the rider fees will increase or decrease partially offsetting the hedging costs incurred.

Annuity Sales and Surrenders

The sustained low interest rate environment has a significant impact on the annuity industry. Low long-term interest rates put pressure on investment returns and customer facing rates, which may negatively affect sales of interest rate sensitive products and reduce future profits on certain existing fixed rate products. However, our disciplined pricing has helped to mitigate some of the pressure on investment spreads and remain competitive. Rapidly rising interest rates could create the potential for increased sales, but may also drive higher surrenders. Fixed annuities have surrender charge periods, generally in the three-to-seven year range. Fixed Index annuities have surrender charge periods, generally in the five-to-ten year range, and within our Group Retirement segment, certain of our fixed investment options are subject to other withdrawal restrictions, which may help mitigate increased early surrenders in a rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to contract holders have driven better than expected persistency in fixed annuities, although the reserves for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio. We closely monitor surrenders of fixed annuities as contracts with lower minimum interest rates come out of the surrender charge period. Changes in interest rates significantly impact the valuation of our liabilities for annuities with guaranteed living benefit features and the value of the related hedging portfolio.

71 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Executive Summary

Reinvestment and Spread Management

We actively monitor fixed income markets, including the level of interest rates, credit spreads and the shape of the yield curve. We also frequently review our interest rate assumptions and actively manage the crediting rates used for new and in-force business. Business strategies continue to evolve and attempt to maintain profitability of the overall business in light of the interest rate environment. A low interest rate environment puts margin pressure on pricing of new business and on existing products, due to the challenge of investing new money or recurring premiums and deposits, and reinvesting investment portfolio cash flows, in the low interest rate environment. In addition, there is investment risk associated with future premium receipts from certain in-force business. Specifically, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities.

The contractual provisions for renewal of crediting rates and guaranteed minimum crediting rates included in our products has reduced spreads in a sustained low interest rate environment and thus reduces future profitability.

For additional information on our investment and asset-liability management strategies see Investments.

For investment-oriented products, including universal life insurance, and variable, fixed and fixed index annuities, in our Individual Retirement, Group Retirement, Life Insurance and Institutional Markets businesses, our spread management strategies include disciplined pricing and product design for new business, modifying or limiting the sale of products that do not achieve targeted spreads, using asset-liability management to match assets to liabilities to the extent practicable, and actively managing crediting rates to help mitigate some of the pressure on investment spreads. Renewal crediting rate management is done under contractual provisions that were designed to allow crediting rates to be reset at pre-established intervals in accordance with state and federal laws and subject to minimum crediting rate guarantees. We expect to continue to adjust crediting rates on in-force business, as appropriate, to mitigate the pressure on spreads from declining base yields, but our ability to lower crediting rates may be limited by the competitive environment, contractual minimum crediting rates, and provisions that allow rates to be reset only at pre-established intervals or under certain conditions. If and as interest rates rise, we may need to raise crediting rates on in-force business for competitive and other reasons, potentially offsetting a portion of the additional investment income resulting from investing in a higher interest rate environment.

Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 69 percent were crediting at the contractual minimum guaranteed interest rate as of March 31, 2022. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent were 57 percent and 58 percent as of March 31, 2022 and December 31, 2021, respectively. In the universal life products in our Life Insurance business, 67 percent of the account values were crediting at the contractual minimum guaranteed interest rate as of both March 31, 2022 and December 31, 2021. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.

The following table presents fixed annuity and universal life account values of our Individual Retirement, Group Retirement and Life Insurance operating segments by contractual minimum guaranteed interest rate and current crediting rates, excluding balances ceded to Fortitude Re:

	Current Crediting Rates
March 31, 2022		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
<=1%	$10,456	$1,851	$18,812	$31,119
> 1% - 2%	4,428	27	1,678	6,133
> 2% - 3%	10,184	-	18	10,202
> 3% - 4%	8,045	40	6	8,091
> 4% - 5%	473	-	5	478
> 5% - 5.5%	34	-	4	38
Total Individual Retirement	$33,620	$1,918	$20,523	$56,061
Group Retirement*
<=1%	$3,850	$1,683	$4,591	$10,124
> 1% - 2%	6,316	411	7	6,734
> 2% - 3%	14,648	-	-	14,648
> 3% - 4%	702	-	-	702
> 4% - 5%	6,955	-	-	6,955
> 5% - 5.5%	159	-	-	159
Total Group Retirement	$32,630	$2,094	$4,598	$39,322

AIG | First Quarter 2022 Form 10-Q 72

ITEM 2 | Executive Summary

Universal life insurance
<=1%	$-	$-	$-	$-
> 1% - 2%	104	24	355	483
> 2% - 3%	246	540	1,209	1,995
> 3% - 4%	1,388	207	186	1,781
> 4% - 5%	3,052	2	-	3,054
> 5% - 5.5%	228	-	-	228
Total universal life insurance	$5,018	$773	$1,750	$7,541
Total	$71,268	$4,785	$26,871	$102,924
Percentage of total	69%	5%	26%	100%

* Individual Retirement and Group Retirement amounts shown include fixed options within variable annuity products.

General Insurance

Our net investment income is significantly impacted by market interest rates as well as the deployment of asset allocation strategies to manage duration, enhance yield and interest rate risk. As interest rates increase, so too does our ability to reinvest future cash inflows from premiums, as well as sales and maturities of existing investments, at more favorable rates. For additional information on our investment and asset-liability management strategies see Investments.

The impact of low interest rates on our General Insurance segment reduces the benefit of investment income in our pricing. This leads to stronger requirements for underwriting profitability in all of our portfolios, particularly those for long-tail casualty business.

Although investing at lower interest rates puts pressure on our ability to adjust pricing to achieve profitability objectives, market conditions have been conducive to achieving our pricing targets. The pressure on pricing does not necessarily ease as interest rates rise, as the changes in interest rates are a lagging response to economic conditions of unemployment and inflation. We monitor these trends closely, particularly loss cost trend uncertainty, to ensure that not only our pricing, but also our loss reserving, assumptions are proactive to, and considerate of, current and future economic conditions.

For our General Insurance segment loss reserves, sustained low interest rates may unfavorably affect the statutory net loss reserve discount for workers’ compensation and its associated amortization.

Impact of Currency Volatility

Currency volatility remains acute. This volatility affected income for those businesses with substantial international operations. In particular, growth trends in net premiums written reported in U.S. dollars can differ significantly from those measured in original currencies. The net effect on underwriting results, however, is significantly mitigated, as both revenues and expenses are similarly affected.

These currencies may continue to fluctuate, in either direction, especially as a result of central bank responses to inflation, concerns regarding future economic growth and other macroeconomic factors, and such fluctuations will affect net premiums written growth trends reported in U.S. dollars, as well as financial statement line item comparability.

General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

Three Months Ended March 31,			Percentage
Rate for 1 USD	2022	2021	Change
Currency:
GBP	0.74	0.73	1%
EUR	0.88	0.82	7%
JPY	114.62	104.29	10%

Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

73 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three-month periods ended March 31, 2022 and 2021. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.

For information regarding the Critical Accounting Estimates that affect our results of operations see Critical Accounting Estimates in this MD&A and Part II, Item 7. MD&A – Critical Accounting Estimates in the 2021 Annual Report.

The following table presents our consolidated results of operations and other key financial metrics:

Three Months Ended March 31,			Percentage
(in millions)	2022	2021	Change
Revenues:
Premiums	$7,110	$6,507	9%
Policy fees	764	784	(3)
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	2,946	3,171	(7)
Net investment income - Fortitude Re funds withheld assets	291	486	(40)
Total net investment income	3,237	3,657	(11)
Net realized gains (losses):
Net realized gains - excluding Fortitude Re funds withheld
assets and embedded derivative	1,241	695	79
Net realized gains (losses) on Fortitude Re funds withheld assets	(140)	173	NM
Net realized gains on Fortitude Re funds withheld embedded derivative	3,318	2,382	39
Total net realized gains	4,419	3,250	36
Other income	278	256	9
Total revenues	15,808	14,454	9
Benefits, losses and expenses:
Policyholder benefits and losses incurred	5,255	5,139	2
Interest credited to policyholder account balances	877	868	1
Amortization of deferred policy acquisition costs	1,437	1,304	10
General operating and other expenses	2,181	2,088	4
Interest expense	263	342	(23)
Gain on extinguishment of debt	-	(8)	NM
Net gain on divestitures	(40)	(7)	(471)
Total benefits, losses and expenses	9,973	9,726	3
Income from continuing operations before income tax expense	5,835	4,728	23
Income tax expense	1,179	798	48
Income from continuing operations	4,656	3,930	18
Income (loss) from discontinued operations, net of income taxes	-	-	NM
Net income	4,656	3,930	18
Less: Net income attributable to noncontrolling interests	396	54	NM
Net income attributable to AIG	4,260	3,876	10
Less: Dividends on preferred stock	7	7	-
Net income attributable to AIG common shareholders	$4,253	$3,869	10%

	March 31,	December 31,
(in millions, except per common share data)	2022	2021
Balance sheet data:
Total assets	$573,513	$596,112
Long-term debt	23,572	23,741
Debt of consolidated investment entities	6,366	6,422
Total AIG shareholders’ equity	55,944	65,956
Book value per common share	69.30	79.97
Adjusted book value per common share	70.72	68.83

AIG | First Quarter 2022 Form 10-Q 74

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of Book value per common share to Adjusted book value per common share, which is a non-GAAP measure. For additional information see Use of Non-GAAP Measures.

	At March 31,	At December 31,
(in millions, except per common share data)	2022	2021
Total AIG shareholders' equity	$55,944	$65,956
Preferred equity	485	485
Total AIG common shareholders' equity	55,459	65,471
Less: Deferred tax assets	4,816	5,221
Less: Accumulated other comprehensive income (loss)	(5,900)	6,687
Add: Cumulative unrealized gains and losses related to
Fortitude Re funds withheld assets	48	2,791
Subtotal: AOCI plus cumulative unrealized gains and losses
related to Fortitude Re funds withheld assets	(5,948)	3,896
Adjusted common shareholders' equity	$56,591	$56,354

Total common shares outstanding	800.2	818.7
Book value per common share	$69.30	$79.97
Adjusted book value per common share	70.72	68.83

The following table presents a reconciliation of Return on common equity to Adjusted return on common equity, which is a non-GAAP measure. For additional information see Use of Non-GAAP Measures.

	Three Months Ended		Year Ended
	March 31,		December 31,
(dollars in millions)	2022	2021	2021
Actual or annualized net income (loss) attributable to AIG common shareholders	$17,012	$15,476	$9,359
Actual or annualized adjusted after-tax income attributable
to AIG common shareholders	4,296	3,692	4,430

Average AIG common shareholders' equity	$60,465	$64,036	$64,704
Less: Average DTA	5,019	7,723	7,025
Less: Average AOCI	394	9,989	9,096
Add: Average cumulative unrealized gains and losses related to
Fortitude Re funds withheld assets	1,420	3,452	3,200
Subtotal: AOCI plus cumulative unrealized gains and losses
related to Fortitude Re funds withheld assets	(1,026)	6,537	5,896
Average adjusted AIG common shareholders' equity	$56,472	$49,776	$51,783
Return on common equity	28.1%	24.2%	14.5%
Adjusted return on common equity	7.6%	7.4%	8.6%

The following table presents a reconciliation of revenues to adjusted revenues:

Three Months Ended March 31,
(in millions)	2022	2021
Revenues	$15,808	$14,454
Changes in fair value of securities used to hedge guaranteed living benefits	(14)	(18)
Changes in the fair value of equity securities	27	(22)
Other (income) expense - net	7	6
Net investment income on Fortitude Re funds withheld assets	(291)	(486)
Net realized (gains) losses on Fortitude Re funds withheld assets	140	(173)
Net realized gains on Fortitude Re funds withheld embedded derivative	(3,318)	(2,382)
Net realized gains*	(1,181)	(617)
Non-operating litigation reserves and settlements	(34)	-
Adjusted revenues	$11,144	$10,762

* Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.

75 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income (loss)/net income (loss) attributable to AIG to adjusted pre-tax income (loss)/adjusted after-tax income (loss) attributable to AIG:

Three Months Ended March 31,	2022				2021
		Total Tax	Non-			Total Tax	Non-
		(Benefit)	controlling	After		(Benefit)	controlling	After
(in millions, except per common share data)	Pre-tax	Charge	Interests(d)	Tax	Pre-tax	Charge	Interests(d)	Tax
Pre-tax income/net income, including
noncontrolling interests	$5,835	$1,179	$-	$4,656	$4,728	$798	$-	3,930
Noncontrolling interests			(396)	(396)			(54)	(54)
Pre-tax income/net income attributable to AIG	$5,835	$1,179	$(396)	$4,260	$4,728	$798	$(54)	$3,876
Dividends on preferred stock				7				7
Net income attributable to AIG common
shareholders				$4,253				$3,869
Changes in uncertain tax positions and other tax
adjustments(a)		91	-	(91)		901	-	(901)
Deferred income tax valuation allowance
(releases) charges(b)		6	-	(6)		(686)	-	686
Changes in fair value of securities used to hedge
guaranteed living benefits	(13)	(3)	-	(10)	(22)	(5)	-	(17)
Changes in benefit reserves and DAC, VOBA and
DSI related to net realized gains (losses)	273	57	-	216	203	43	-	160
Changes in the fair value of equity securities	27	6	-	21	(22)	(5)	-	(17)
(Gain) loss on extinguishment of debt	-	-	-	-	(8)	(2)	-	(6)
Net investment income on Fortitude Re funds
\withheld assets	(291)	(61)	-	(230)	(486)	(102)	-	(384)
Net realized (gains) losses on Fortitude Re funds withheld assets	140	29	-	111	(173)	(36)	-	(137)
Net realized gains on Fortitude Re funds withheld
embedded derivative	(3,318)	(697)	-	(2,621)	(2,382)	(499)	-	(1,883)
Net realized gains(c)	(1,188)	(281)	-	(907)	(627)	(145)	-	(482)
Net gain on divestitures	(40)	(9)	-	(31)	(7)	(1)	-	(6)
Non-operating litigation reserves and settlements	(34)	(7)	-	(27)	-	-	-	-
Unfavorable (favorable) prior year development and
related amortization changes ceded under
retroactive reinsurance agreements	-	-	-	-	(19)	(4)	-	(15)
Net loss reserve discount benefit	(20)	(5)	-	(15)	(32)	(7)	-	(25)
Integration and transaction costs associated with
acquiring or divesting businesses	46	10	-	36	9	2	-	7
Restructuring and other costs	93	19	-	74	74	16	-	58
Non-recurring costs related to regulatory or
accounting changes	4	1	-	3	20	4	-	16
Noncontrolling interests(d)			298	298			-	-
Adjusted pre-tax income/Adjusted after-tax
income attributable to AIG common
shareholders	$1,514	$335	$(98)	$1,074	$1,256	$272	$(54)	$923

Weighted average diluted shares outstanding				826.0				876.3
Income per common share attributable to
AIG common shareholders (diluted)				$5.15				$4.41
Adjusted after-tax income per common
share attributable to AIG common
shareholders (diluted)				$1.30				$1.05

(a) Three months ended March 31, 2021 includes the completion of audit activity by the Internal Revenue Service (IRS).

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

(d) For the three months ended March 31, 2022, noncontrolling interests include Blackstone’s 9.9 percent equity stake in Corebridge. Corebridge summarized financial information is presented below:

	2022
Three Months Ended March 31,		AIG Noncontrolling
(in millions)	Corebridge	Interest
Revenues	$4,474	$443
Expenses	3,707	367
Adjusted pre-tax income	767	76
Taxes on APTI	156	15
Adjusted after-tax income	611	61

Non-operating income	3,655	362
Taxes on non-operating income	702	69
Non-operating income - after-tax	2,953	293
Net income	$3,564	$354

AIG | First Quarter 2022 Form 10-Q 76

ITEM 2 | Consolidated Results of Operations

FIRST QUARTER Pre-tax income (LOSS) Comparison for 2022 and 2021

Pre-tax income of $5.8 billion in the three-month period ended March 31, 2022 compared to $4.7 billion in the same period in 2021.

For the main drivers impacting AIG’s results of operations, see Executive Summary – Financial Performance Summary – Net Income (Loss) Attributable to AIG Common Shareholders.

U.S. Tax law changes

The IRS has continued to issue new guidance in relation to the Tax Act enacted in 2017. Guidance has been issued covering provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries, foreign tax credits by which the U.S. mitigates double taxation of foreign operations, and other elements of tax law. Changes to this guidance, and other provisions of tax law, are expected in future periods. Such guidance may result in changes to the interpretations and assumptions we made and actions we may take, which may impact amounts recorded with respect to international provisions of the Tax Act, possibly materially. Consistent with accounting guidance, we have made an accounting policy election to treat GILTI taxes as a period tax charge in the period the tax is incurred.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act to mitigate the economic impacts of the COVID-19 pandemic. The tax provisions of the CARES Act have not had and are currently not expected to have a material impact on AIG’s U.S. federal tax liabilities.

On November 15, 2021, the U.S. enacted the Infrastructure Investment and Jobs Act to improve infrastructure in the U.S. The tax provisions of the Infrastructure Investment and Jobs Act have not had and are currently not expected to have a material impact on AIG’s U.S. federal tax liabilities.

Repatriation Assumptions

For 2021, we consider our foreign earnings with respect to certain operations in Canada, South Africa, Japan, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

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

Income Tax expense analysis

For the three-month period ended March 31, 2022, the effective tax rate on income from continuing operations was 20.2 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with tax exempt income, reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities, excess tax benefits related to share based compensation payments recorded through the income statement, tax adjustments related to prior year returns and adjustments to interest related to items challenged by the IRS during the audit of AIG’s 2006 and prior tax years. These tax benefits were partially offset by tax charges associated with the effect of foreign operations, state and local income taxes, and non-deductible transfer pricing charges. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

77 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations

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

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. For additional information on the separation of Life and Retirement, see Note 1 to the Condensed Consolidated Financial Statements.

The following table summarizes Adjusted pre-tax income (loss) from our business segment operations. See also Note 3 to the Condensed Consolidated Financial Statements.

Three Months Ended March 31,
(in millions)	2022	2021
General Insurance
North America - Underwriting income (loss)	$256	$(202)
International - Underwriting income	190	275
Net investment income	765	772
General Insurance	1,211	845
Life and Retirement
Individual Retirement	384	532
Group Retirement	225	307
Life Insurance	(9)	(40)
Institutional Markets	124	142
Life and Retirement	724	941
Other Operations
Other Operations before consolidation and eliminations	(288)	(354)
Consolidation and eliminations	(133)	(176)
Other Operations	(421)	(530)
Adjusted pre-tax income	$1,514	$1,256

AIG | First Quarter 2022 Form 10-Q 78

ITEM 2 | Business Segment Operations | General Insurance

General Insurance

General Insurance is managed by our geographic markets of North America and International. Our global presence is underpinned by our multinational capabilities to provide our Commercial Lines and Personal Insurance products within these geographic markets.

PRODUCTS AND DISTRIBUTION

North America consists of insurance businesses in the United States, Canada and Bermuda, and our global reinsurance business, AIG Re.

International consists of regional insurance businesses in Japan, the United Kingdom, Europe, Middle East and Africa (EMEA region), Asia Pacific, Latin America and Caribbean, and China. International also includes the results of Talbot Holdings, Ltd. as well as AIG’s Global Specialty business.

Property: Products include commercial and industrial property, including business interruption, as well as package insurance products and services that cover exposures to man-made and natural disasters.

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

Specialty: Products include marine, energy-related property insurance products, aviation, political risk, trade credit, trade finance and portfolio solutions, as well as our global reinsurance business AIG Re and Crop Risk Services which includes multi-peril and hail coverages.

Accident & Health: Products include voluntary and sponsor-paid personal accident and supplemental health products for individuals, employees, associations and other organizations, as well as a broad range of travel insurance products and services for leisure and business travelers.

Personal Lines: Products include personal auto and personal property in selected markets, comprehensive extended warranty, device protection insurance, home warranty and related services, and insurance for high net-worth individuals offered through AIG’s Private Client Group (PCG) in the U.S. that covers auto, homeowners, umbrella, yacht, fine art and collections.

General Insurance products in North America and International markets are distributed through various channels, including captive and independent agents, brokers, affinity partners, airlines and travel agents, and retailers. Our global platform enables writing multi-national and cross-border risks in both Commercial Lines and Personal Insurance.

BUSINESS STRATEGY

Profitable Growth: Build on our high-quality portfolio by focusing on targeted growth through continued underwriting discipline, improved retentions and new business development. Deploy capital efficiently to act opportunistically and achieve growth in profitable lines, geographies and customer segments, while taking a disciplined underwriting approach to exposure management, terms and conditions and rate change to achieve our risk/return hurdles. Continue to be open to inorganic growth opportunities in profitable markets and segments to expand our capabilities and footprint.

79 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

Reinsurance Optimization: Strategically partner with reinsurers to effectively manage exposure to losses arising from frequency of large catastrophic events and severity from individual risk losses. We strive to optimize our reinsurance program to manage volatility and protect the balance sheet from tail events and unpredictable net losses in support of our profitable growth objectives.

Underwriting Excellence: Continue to enhance portfolio optimization through strength of underwriting framework and guidelines as well as clear communication of risk appetite and rate adequacy. Empower and increase accountability of the underwriter and continue to integrate underwriting, claims and actuarial to enable better decision making. Focus on enhancing risk selection, driving consistent underwriting best practices and building robust monitoring standards to improve underwriting results.

COMPETITION and challenges

General Insurance operates in a highly competitive industry against global, national and local insurers and reinsurers and underwriting syndicates in specific market areas and product types. Insurance companies compete through a combination of risk acceptance criteria, product pricing, service levels and terms and conditions. We serve our business and individual customers on a global basis – from the largest multinational corporations to local businesses and individuals. General Insurance seeks to differentiate itself in the markets where we participate by providing leading expertise and insight to clients, distribution partners and other stakeholders, delivering underwriting excellence and value-driven insurance solutions and providing high quality, tailored end-to-end support to stakeholders. In doing so, we leverage our world-class global franchise, multinational capabilities, balance sheet strength and financial flexibility.

Our challenges include:

• ensuring adequate business pricing given passage of time to reporting and settlement for insurance business, particularly with respect to long-tail Commercial Lines exposures;

• impact of social and economic inflation on claim frequency and severity; and

• volatility in claims arising from natural and man-made catastrophes and other aggregations of risk exposure.

OUTLOOK – INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our operating segments:

The results of General Insurance for the three months ended March 31, 2022 reflect continued strong performance from our Commercial Lines portfolio and continued focus on execution of our portfolio management strategies within Personal Insurance. Across our North America and International Commercial Lines of business we have seen increased demand for our insurance products with continued positive rate change and improvement in terms and conditions. We continue to monitor inflationary impacts resulting from government stimulus in recent years, ongoing labor force and supply chain disruptions and rising commodity prices, among other factors, on rate adequacy and loss cost trends. Similarly, we are monitoring the responsive monetary policy actions taken or anticipated to be taken by central banks, to curb inflation and the corresponding impact on market interest rates.

General Insurance – North America

The North America business remains in a firm market with common drivers being higher industry-wide claims severity trends influenced by accelerating social and economic inflation, as well as increased loss frequency and severity (in part connected to climate change) of higher natural catastrophe losses in recent years. While market discipline continues to support price increases across most lines (outside of Workers’ Compensation), we are seeing capacity move back into the market in certain segments given the improved pricing levels. We have focused on retaining our best accounts which has led to improving retention across the portfolio. These retention rates are often coupled with an exposure limit management strategy to reduce volatility within the portfolio. We continue to proactively identify segment growth areas as market conditions warrant through effective portfolio management, while non-renewing unprofitable business.

Personal Insurance is seeing growth rebound as the economy recovers from the adverse impacts of COVID-19, particularly in the Travel market. However, this is partially offset by underwriting actions being taken within our high net worth business to better align pricing and exposures.

AIG | First Quarter 2022 Form 10-Q 80

ITEM 2 | Business Segment Operations | General Insurance

General Insurance – International

We are continuing to pursue growth in our most profitable lines of business and diversify our portfolio across all regions by expanding key business lines (i.e. Financial Lines and Accident & Health) while remaining a market leader in key developed and developing markets. Overall, Commercial Lines continue to show continued positive rate change, particularly in our Financial Lines, Property, Energy and Marine portfolios and across international markets where market events or withdrawal of capability and capacity have favorably impacted pricing. We are maintaining our underwriting discipline, reducing gross and net limits where appropriate, increasing use of reinsurance to reduce volatility, as well as continuing our risk selection strategy to improve profitability.

Personal Insurance focuses on individual customers, as well as group and corporate clients. Although market competition within Personal Insurance has increased, we continue to benefit from the underwriting quality, portfolio diversity, and generally low volatility of the short-tailed risk in these business lines, although some product classes are exposed to catastrophe losses.

General INSURANCE RESULTS

Three Months Ended March 31,
(in millions)	2022	2021	Change
Underwriting results:
Net premiums written	$6,633	$6,479	2%
Increase in unearned premiums	(377)	(613)	38
Net premiums earned	6,256	5,866	7
Losses and loss adjustment expenses incurred(a)	3,809	3,848	(1)
Acquisition expenses:
Amortization of deferred policy acquisition costs	889	873	2
Other acquisition expenses	350	311	13
Total acquisition expenses	1,239	1,184	5
General operating expenses	762	761	-
Underwriting income	446	73	NM
Net investment income	765	772	(1)
Adjusted pre-tax income	$1,211	$845	43%
Loss ratio(a)	60.9	65.6	(4.7)
Acquisition ratio	19.8	20.2	(0.4)
General operating expense ratio	12.2	13.0	(0.8)
Expense ratio	32.0	33.2	(1.2)
Combined ratio(a)	92.9	98.8	(5.9)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(4.5)	(7.3)	2.8
Prior year development, net of reinsurance and prior
year premiums	1.1	0.9	0.2
Accident year loss ratio, as adjusted	57.5	59.2	(1.7)
Accident year combined ratio, as adjusted	89.5	92.4	(2.9)

(a) Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

Three Months Ended March 31,			Percentage Change in
(in millions)	2022	2021	U.S. dollars	Original Currency
North America	$3,151	$2,930	8%	8%
International	3,482	3,549	(2)	4
Total net premiums written	$6,633	$6,479	2%	5%

81 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

The following tables present General Insurance accident year catastrophes(a) by geography and number of events:

	# of		North
(in millions)	Events		America	International	Total
Three Months Ended March 31, 2022
Flooding, rainstorms and other	1		$25	$81	$106
Windstorms and hailstorms	1		25	13	38
Winter storms	2		10	15	25
Earthquakes	1		-	20	20
Russia / Ukraine	N/A	(b)	-	85	85
Reinstatement premiums			(1)	15	14
Total catastrophe-related charges	5		$59	$229	$288
Three Months Ended March 31, 2021
Flooding, rainstorms and other	1		$-	$10	$10
Windstorms and hailstorms	1		10	-	10
Winter storms	2		351	39	390
Earthquakes	1		-	12	12
Reinstatement premiums			6	6	12
Total catastrophe-related charges	5		$367	$67	$434

(a) Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil unrest that exceed the $10 million threshold.

(b) As the Russia/Ukraine conflict continues to evolve the number of events is yet to be determined.

North america Results

Three Months Ended March 31,
(in millions)	2022	2021	Change
Underwriting results:
Net premiums written	$3,151	$2,930	8%
Increase in unearned premiums	(362)	(542)	33
Net premiums earned	2,789	2,388	17
Losses and loss adjustment expenses incurred(a)	1,732	1,902	(9)
Acquisition expenses:
Amortization of deferred policy acquisition costs	356	307	16
Other acquisition expenses	144	95	52
Total acquisition expenses	500	402	24
General operating expenses	301	286	5
Underwriting income (loss)	$256	$(202)	NM	%
Loss ratio(a)	62.1	79.6	(17.5)
Acquisition ratio	17.9	16.8	1.1
General operating expense ratio	10.8	12.0	(1.2)
Expense ratio	28.7	28.8	(0.1)
Combined ratio(a)	90.8	108.4	(17.6)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(2.1)	(15.2)	13.1
Prior year development, net of reinsurance and prior
year premiums	1.9	2.4	(0.5)
Accident year loss ratio, as adjusted	61.9	66.8	(4.9)
Accident year combined ratio, as adjusted	90.6	95.6	(5.0)

(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
AIG | First Quarter 2022 Form 10-Q 82

ITEM 2 | Business Segment Operations | General Insurance

Business and Financial Highlights

North America Net Premiums Written Three Months Ended March 31, (in millions)

2022 and 2021 Comparison

Net premiums written increased by $221 million primarily due to:

• growth in Commercial Lines ($165 million), particularly within our Crop Risk Services driven by higher commodity prices; growth in Property, driven by continued positive rate change, higher renewal retentions and strong new business production partially offset by a decrease in Financial Lines due to volatility in capital markets and uncertain economic conditions; and

• growth in Personal Lines ($56 million), particularly within our Travel business driven by more robust demand in travel, partially offset by a decrease in PCG driven by underwriting actions taken to reduce aggregation risk, as well as lower production in Warranty.

North America Underwriting Income (Loss) Three Months Ended March 31, (in millions)

2022 and 2021 Comparison

Underwriting income of $256 million in 2022 compared to an underwriting loss of $202 million in 2021 primarily reflected:

• significantly lower catastrophe losses (13.1 points or $308 million), notably as a result of winter storms in 2021;

• premium growth with improvement in the accident year loss ratio, as adjusted (4.9 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions; and

• lower expense ratio of 0.1 points reflecting a lower general operating expense ratio (1.2 points) resulting from continued general expense discipline as we grow the portfolio, partially offset by a higher acquisition ratio (1.1 points) primarily driven by changes in business mix and reinsurance.

83 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

North America Combined Ratios Three Months Ended March 31,

2022 and 2021 Comparison

The decrease in the calendar year combined ratio of 17.6 points reflected a decrease in both the loss ratio (17.5 points) and the expense ratio (0.1 points).

The decrease in the loss ratio of 17.5 points reflected:

• significantly lower catastrophe losses (13.1 points), notably as a result of winter storms in 2021; and

• premium growth with improvement in the accident year loss ratio, as adjusted (4.9 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions.

The decrease in the expense ratio of 0.1 points reflected a lower general operating expense ratio (1.2 points) resulting from continued general expense discipline as we grow the portfolio, partially offset by a higher acquisition ratio (1.1 points) primarily driven by changes in business mix and reinsurance.

International Results

Three Months Ended March 31,
(in millions)	2022	2021	Change
Underwriting results:
Net premiums written	$3,482	$3,549	(2)%
Increase in unearned premiums	(15)	(71)	79
Net premiums earned	3,467	3,478	-
Losses and loss adjustment expenses incurred	2,077	1,946	7
Acquisition expenses:
Amortization of deferred policy acquisition costs	533	566	(6)
Other acquisition expenses	206	216	(5)
Total acquisition expenses	739	782	(5)
General operating expenses	461	475	(3)
Underwriting income	$190	$275	(31)%
Loss ratio	59.9	56.0	3.9
Acquisition ratio	21.3	22.5	(1.2)
General operating expense ratio	13.3	13.7	(0.4)
Expense ratio	34.6	36.2	(1.6)
Combined ratio	94.5	92.2	2.3
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(6.4)	(1.9)	(4.5)
Prior year development, net of reinsurance and prior
year premiums	0.5	(0.1)	0.6
Accident year loss ratio, as adjusted	54.0	54.0	-
Accident year combined ratio, as adjusted	88.6	90.2	(1.6)

AIG | First Quarter 2022 Form 10-Q 84

ITEM 2 | Business Segment Operations | General Insurance

Business and Financial Highlights

International Net Premiums Written Three Months Ended March 31, (in millions)

2022 and 2021 Comparison

Net premiums written, excluding the impact of foreign exchange, increased by $118 million due to growth across Commercial Lines ($190 million), notably in Financial Lines, Specialty and Property driven by continued positive rate change and strong new business production.

This increase was partially offset by lower production in Personal Insurance ($72 million) most notably in Warranty business, partially offset by growth in Accident and Health and a rebound in Travel businesses driven by increased consumer spending.

International Underwriting Income (Loss) Three Months Ended March 31, (in millions)

2022 and 2021 Comparison

Underwriting income decreased by $85 million primarily due to higher catastrophe losses (4.5 points or $162 million).

The decrease in underwriting income was partially offset by:

• lower expense ratio 1.6 points reflected a lower acquisition ratio (1.2 points) primarily driven by business mix, improved commission terms and reinsurance program changes, as well as a lower general operating expense ratio (0.4 points), which reflects continued general expense discipline; and

• net favorable prior year reserve development in 2022 compared to net adverse prior year reserve development in 2021 (0.6 points or $22 million), primarily, due to favorable development across Personal Insurance and Commercial Property businesses, partially offset by favorable development in AIG Re business in prior period.

85 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

International Combined Ratios Three Months Ended March 31,

2022 and 2021 Comparison

The increase in the calendar year combined ratio of 2.3 points reflected a higher loss ratio (3.9 points) partially offset by a decrease in expense ratio (1.6 points).

The increase in the loss ratio by 3.9 points reflected:

• higher catastrophe losses (4.5 points); partially offset by

• net favorable prior year reserve development in 2022 compared to net adverse prior year reserve development in 2021 (0.6 points), primarily, due to favorable development across Personal Insurance.

The decrease in the expense ratio by 1.6 points reflected:

• lower acquisition ratio (1.2 points) primarily driven by business mix, improved commission terms and reinsurance program changes; and

• lower general operating expense ratio (0.4 points) resulting from continued general expense discipline.

AIG | First Quarter 2022 Form 10-Q 86

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

Fixed Index Annuities: Products include fixed index annuities that provide growth potential based in part on the performance of a market index as well as optional living guaranteed features that provide lifetime income protection. Fixed index annuities are distributed primarily through banks, broker-dealers, independent marketing organizations and independent insurance agents.

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

Retail Mutual Funds: Includes our mutual fund offerings and related administration and servicing operations. Retail Mutual Funds are distributed primarily through broker-dealers. On July 16, 2021, the Company sold certain assets of the AIG Retail Mutual Funds business. For additional information on the Sale of Certain Assets of the Retail Mutual Funds Business, see Executive Summary – Overview.

Group Retirement: Products and services consist of record-keeping, plan administrative and compliance services, financial planning and advisory solutions offered to employer defined contribution plans and their participants, along with proprietary and non-proprietary annuities and advisory and brokerage products offered outside of plans.

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

87 AIG | First Quarter 2022 Form 10-Q

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

Individual Retirement will continue to capitalize on the opportunity to meet consumer demand for guaranteed income by maintaining innovative variable and fixed index annuity products, while also managing risk from guarantee features through risk-mitigating product design and well-developed economic hedging capabilities.

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

AIG | First Quarter 2022 Form 10-Q 88

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

Our primary challenges include:

• a low interest rate environment and recent inflationary pressures, which makes it difficult to profitably price new products and puts margin pressure on existing business due to lower reinvestment yields;

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

OUTLOOK–INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our specific operating segments:

The worldwide health and economic impact of COVID-19 continues to evolve, influenced by the scope, severity and duration of the pandemic, including resurgences and variants of the virus as well as the distribution and effectiveness of vaccinations.

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. On November 2, 2021, AIG and Blackstone completed the acquisition by Blackstone of a 9.9 percent equity stake in Corebridge, which is the holding company for AIG’s Life and Retirement business, for $2.2 billion in an all cash transaction, subject to adjustment if the final pro forma adjusted book value is greater or lesser than the target pro forma adjusted book value. This resulted in a $629 million decrease to AIG’s shareholders’ equity in the fourth quarter of 2021. As part of the separation, most of AIG’s investment operations were transferred to Corebridge or its subsidiaries as of December 31, 2021, and AIG entered into a long-term asset management relationship with Blackstone to manage an initial $50 billion of Life and Retirement’s existing investment portfolio beginning in the fourth quarter of 2021, with that amount increasing by increments of $8.5 billion per year for five years beginning in the fourth quarter of 2022, for an aggregate of $92.5 billion. On November 1, 2021, Corebridge declared a dividend payable to AIG Parent in the amount of $8.3 billion. In connection with such dividend, Corebridge issued a promissory note to AIG Parent in the amount of $8.3 billion, which is required to be paid to AIG Parent prior to the IPO of Corebridge. On April 5, 2022, Corebridge issued senior unsecured notes in the aggregate principal amount of $6.5 billion, the proceeds of which were used to repay a portion of the $8.3 billion promissory note previously issued by Corebridge to AIG. While we currently believe the IPO is the next step in the separation of the Life and Retirement business from AIG, no assurance can be given regarding the form that future separation transactions may take or the specific terms or timing thereof, or that a separation will in fact occur. Any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC.

On December 15, 2021, AIG and BREIT, a long-term, perpetual capital vehicle affiliated with Blackstone, completed the acquisition by BREIT of AIG’s interests in a U.S. affordable housing portfolio for $4.9 billion, in an all cash transaction, resulting in a pre-tax gain of $3.0 billion. The historical results of the U.S. affordable housing portfolio were reported in our Life and Retirement operating segments.

For additional information regarding the debt issuance of Corebridge, see Note 16 to the Condensed Consolidated Financial Statements.

For additional information on the separation of Life and Retirement please see Note 1 to the Condensed Consolidated Financial Statements and the 2021 Annual Report, Part I, Item 1A. Risk Factors – Business and Operations – “No assurances can be given that the separation of our Life and Retirement business will occur or as to the specific terms or timing thereof. In addition, the separation could cause the emergence or exacerbate the effects of other risks to which AIG is exposed.”

89 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement

Increasing life expectancy and reduced expectations for traditional retirement income from defined benefit programs and fixed income securities are leading Americans to seek additional financial security as they approach retirement. The strong demand for individual index and fixed deferred annuities with guaranteed income features has attracted increased competition in this product space. In response to the low interest rate environment that prevailed over the past several years we have developed guaranteed income benefits for variable, fixed index, and fixed deferred annuities with margins that are less sensitive to the level of interest rates.

Changes in the capital markets (interest rate environment, credit spreads, equity markets, volatility) can have a significant impact on sales, surrender rates, investment returns, guaranteed income features, and net investment spreads in the annuity industry.

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

Changes in the interest rates, credit spreads and equity market environment can have a significant impact on investment returns, fee income, advisory and other income, guaranteed income features, and net investment spreads, and a moderate impact on sales and surrender rates.

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

Changes in interest rates and credit spreads can have a significant impact on investment returns and net investment spreads, impacting organic growth opportunities.

For additional information on the impact of market interest rate movement on our Life and Retirement business see Executive Summary – AIG’s Outlook – Industry and Economic Factors – Impact of Changes in the Interest Rate Environment.

AIG | First Quarter 2022 Form 10-Q 90

ITEM 2 | Business Segment Operations | Life and Retirement

life and retirement RESULTS

Three Months Ended March 31,			Percentage
(in millions)	2022	2021	Change
Adjusted revenues:
Premiums	$840	$600	40%
Policy fees	763	783	(3)
Net investment income	2,129	2,353	(10)
Advisory fee and other income	233	244	(5)
Total adjusted revenues	3,965	3,980	-
Benefits, losses and expenses:
Policyholder benefits and losses incurred	1,443	1,257	15
Interest credited to policyholder account balances	867	870	-
Amortization of deferred policy acquisition costs	280	225	24
Non deferrable insurance commissions	161	157	3
Advisory fee expenses	71	83	(14)
General operating expenses	413	413	-
Interest expense	6	34	(82)
Total benefits, losses and expenses	3,241	3,039	7
Adjusted pre-tax income	$724	$941	(23)%

Our insurance companies generate significant revenues from investment activities. As a result, the operating segments in Life and Retirement are significantly impacted by variances in net investment income on the asset portfolios that support insurance liabilities and surplus.

For additional information on our investment strategy, asset-liability management process and invested asset composition see Investments.

Individual Retirement Results

Three Months Ended March 31,			Percentage
(in millions)	2022	2021	Change
Adjusted revenues:
Premiums	$55	$25	120%
Policy fees	224	232	(3)
Net investment income	983	1,068	(8)
Advisory fee and other income	123	152	(19)
Total adjusted revenues	1,385	1,477	(6)
Benefits and expenses:
Policyholder benefits and losses incurred	139	116	20
Interest credited to policyholder account balances	442	426	4
Amortization of deferred policy acquisition costs	177	133	33
Non deferrable insurance commissions	92	88	5
Advisory fee expenses	37	52	(29)
General operating expenses	111	114	(3)
Interest expense	3	16	(81)
Total benefits, losses and expenses	1,001	945	6
Adjusted pre-tax income	$384	$532	(28)%
Fixed annuities base net investment spread:
Base yield*	3.76%	3.99%	(23)	bps
Cost of funds	2.58	2.62	(4)
Fixed annuities base net investment spread	1.18%	1.37%	(19)	bps
Variable and fixed index annuities base net investment spread:
Base yield*	3.73%	3.83%	(10)	bps
Cost of funds	1.39	1.31	8
Variable and fixed index annuities base net investment spread	2.34%	2.52%	(18)	bps

* Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

91 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Business and Financial Highlights

Premiums and deposits increased $508 million primarily driven by improved fixed annuity sales, in the first quarter of 2022 compared to the same period in the prior year. Net flows improved in the first quarter of 2022 compared to the same period in the prior year primarily due to the higher sales, as well as lower annuity surrenders and withdrawals and no retail mutual fund net flows due to the sale and liquidation of the Retail Mutual Fund business in the third quarter of 2021 compared to outflows in the same period in the prior year.

Adjusted pre-tax income decreased $148 million in the first quarter of 2022 compared to the prior year primarily due to lower net investment income ($85 million). In addition, decreases in the equity markets and increases in interest rates resulted in lower variable annuity separate account assets that contributed to higher DAC amortization and policyholder benefits net of premiums ($37 million) compared to prior year, and lower policy and advisory fee income, net of advisory fee expenses ($22 million).

Individual Retirement Adjusted Pre-Tax Income (Loss) Three Months Ended March 31, (in millions)

2022 and 2021 Comparison

Adjusted pre-tax income decreased $148 million primarily due to:

• lower net investment income ($85 million) primarily driven by lower yield enhancement income ($61 million) primarily due to lower call and tender income, as well as higher losses on securities for which the fair value option was elected, lower alternative investment income ($13 million) and lower base portfolio income ($11 million) driven by decreased reinvestment rates;

• higher DAC amortization and policyholder benefits net of premiums ($37 million) primarily due to lower variable annuity separate account returns; and

• lower policy and advisory fee income, net of advisory fee expenses ($22 million), primarily due to a decrease in variable annuity separate account assets driven by negative equity market performance.

AIG | First Quarter 2022 Form 10-Q 92

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

The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2022	2021
Premiums	$55	$25
Deposits	3,830	3,349
Other	(4)	(1)
Premiums and deposits	$3,881	$3,373

The following table presents surrenders as a percentage of average reserves:

Three Months Ended March 31,	2022	2021
Surrenders as a percentage of average reserves
Fixed annuities	6.7%	7.1%
Variable annuities	6.5	7.1
Fixed index annuities	4.0	4.8

The following table presents reserves for fixed annuities and variable and fixed index annuities by surrender charge category:

	March 31, 2022			December 31, 2021
	Fixed	Fixed Index	Variable	Fixed	Fixed Index	Variable
(in millions)	Annuities	Annuities	Annuities	Annuities	Annuities	Annuities
No surrender charge	$26,122	$1,635	$31,810	$26,419	$2,009	$34,030
Greater than 0% - 2%	2,356	1,449	9,642	2,091	1,681	10,926
Greater than 2% - 4%	2,302	3,878	8,230	2,424	4,195	9,884
Greater than 4%	17,034	23,515	13,173	16,443	22,489	13,219
Non-surrenderable	2,381	-	-	2,373	-	-
Total reserves	$50,195	$30,477	$62,855	$49,750	$30,374	$68,059

Individual Retirement annuities are typically subject to a three- to seven-year surrender charge period, depending on the product. For fixed annuities, the proportion of reserves subject to surrender charge at March 31, 2022 increased compared to December 31, 2021 primarily due to growth in business. The increase in the proportion of reserves with no surrender charge for variable annuities as of March 31, 2022 compared to December 31, 2021 was principally due to normal aging of business. The decrease in the proportion of reserves with no surrender charge for Fixed Index Annuities as of March 31, 2022 compared to December 31, 2021 was principally due to growth of business.

93 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Individual Retirement Premiums and Deposits (P&D) and Net Flows Three Months Ended March 31, (in millions)
* In 2021, Retail Mutual Fund premiums and deposits and net flows reflects customer activity of the funds that were transferred or liquidated in the third quarter of 2021.

2022 and 2021 Comparison

• Fixed Annuities Net flows turned positive and improved ($1.0 billion) over the prior year, primarily due to higher premiums and deposits ($931 million) due to more competitive pricing and higher interest rates, lower surrenders and withdrawals ($53 million) and lower death benefits ($29 million).

• Variable Annuities Variable annuity net flows deteriorated ($160 million) primarily due to lower premium and deposits ($250 million), partially offset by lower surrenders and withdrawals ($76 million) and lower death benefits ($14 million).

• Fixed Index Annuities Net flows decreased ($29 million) primarily due to lower premiums and deposits ($24 million) and higher death benefits ($9 million), partially offset by lower surrenders and withdrawals ($4 million).

• Retail Mutual Funds There were no flows in 2022 due to the Touchstone sale in the second quarter of 2021.

For additional information regarding the sale of certain assets of the AIG Life and Retirement Retail Mutual Funds business, see Note 1 to the Condensed Consolidated Financial Statements.

AIG | First Quarter 2022 Form 10-Q 94

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement Results

Three Months Ended March 31,			Percentage
(in millions)	2022	2021	Change
Adjusted revenues:
Premiums	$8	$4	100%
Policy fees	124	124	-
Net investment income	527	600	(12)
Advisory fee and other income	85	78	9
Total adjusted revenues	744	806	(8)
Benefits and expenses:
Policyholder benefits and losses incurred	27	18	50
Interest credited to policyholder account balances	281	283	(1)
Amortization of deferred policy acquisition costs	30	16	88
Non deferrable insurance commissions	28	29	(3)
Advisory fee expenses	34	31	10
General operating expenses	117	113	4
Interest expense	2	9	(78)
Total benefits, losses and expenses	519	499	4
Adjusted pre-tax income (loss)	$225	$307	(27)%
Base net investment spread:
Base yield*	3.88%	4.10%	(22)	bps
Cost of funds	2.58	2.62	(4)
Base net investment spread	1.30%	1.48%	(18)	bps

* Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

Business and Financial Highlights

Group Retirement is focused on implementing initiatives to grow its business. Premiums and deposits increased $70 million in the first quarter of 2022 compared to the same period in the prior year. Net flows remained negative but improved $74 million in the first quarter of 2022 compared to the same period in 2021.

Adjusted pre-tax income decreased $82 million in the first quarter of 2022 compared to the same period in the prior year primarily due to lower net investment income ($73 million) and higher DAC amortization and policyholder benefits mostly due to lower equity market performance ($23 million).

95 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement Adjusted Pre-Tax Income (Loss) Three Months Ended March 31, (in millions)

2022 and 2021 Comparison

Adjusted pre-tax income decreased $82 million primarily due to:

• lower net investment income ($73 million) primarily driven by lower yield enhancement income ($45 million) primarily due to lower call and tender income, lower base portfolio income net of interest credited ($20 million), and lower alternative investment income ($6 million); and

• higher DAC amortization and policyholder benefits mostly due to lower equity market performance ($23 million).

Partially offsetting these decreases was:

• higher net advisory fee income ($4 million) mostly due to increase in advisory assets under administration.

Group Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

Premiums and deposits are a non-GAAP financial measure that includes, in addition to direct and assumed premiums, deposits received on investment-type annuity contracts, FHLB funding agreements and mutual funds under administration.

Net flows for annuity products included in Group Retirement represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows for mutual funds represent deposits less withdrawals. Client deposits into advisory and brokerage accounts less total client withdrawals from advisory and brokerage accounts, are not included in net flows, but do contribute to growth in assets under administration and advisory fee income.

The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2022	2021
Premiums	$8	$4
Deposits	1,880	1,814
Premiums and deposits(a)	$1,888	$1,818

(a) Excludes client deposits into advisory and brokerage accounts of $602 million and $532 million for the three months ended March 31, 2022 and 2021, respectively.

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

Three Months Ended March 31,	2022	2021
Surrenders as a percentage of average reserves and mutual funds	8.6%	8.9%

AIG | First Quarter 2022 Form 10-Q 96

ITEM 2 | Business Segment Operations | Life and Retirement

The following table presents reserves for Group Retirement annuities by surrender charge category:

	March 31,		December 31,
(in millions)	2022	(a)	2021	(a)
No surrender charge(b)	$77,497		$81,132
Greater than 0% - 2%	671		716
Greater than 2% - 4%	590		857
Greater than 4%	6,299		6,197
Non-surrenderable	769		810
Total reserves	$85,826		$89,712

(a) Excludes mutual fund assets under administration of $26.9 billion and $28.8 billion at March 31, 2022 and December 31, 2021, respectively.

(b) Group Retirement amounts in this category include general account reserves of approximately $4.6 billion and $4.7 billion at March 31, 2022 and December 31, 2021 respectively, which are subject to 20 percent annual withdrawal limitations at the participant level and general account reserves of $5.7 billion at both March 31, 2022 and December 31, 2021, which are subject to 20 percent annual withdrawal limitations at the plan level.

Group Retirement annuity deposits are typically subject to a five- to seven-year surrender charge period, depending on the product. At March 31, 2022, Group Retirement annuity reserves with no surrender charge decreased compared to December 31, 2021 primarily due to decline in assets under management from lower equity markets.

A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows Three Months Ended March 31, (in millions)

2022 and 2021 Comparison

Net flows remained negative but improved ($74 million) due to higher premiums and deposits ($70 million). In general, net outflows are concentrated in fixed annuity products with higher contractual guaranteed minimum crediting rates. Large plan acquisitions and surrenders also contributed to the period over period volatility, resulting in an improvement in net flows of $0.2 billion compared to the same period in the prior year.

97 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Life Insurance Results

Three Months Ended March 31,			Percentage
(in millions)	2022	2021	Change
Adjusted revenues:
Premiums	$539	$532	1%
Policy fees	368	380	(3)
Net investment income	356	407	(13)
Other income	24	14	71
Total adjusted revenues	1,287	1,333	(3)
Benefits and expenses:
Policyholder benefits and losses incurred	938	1,004	(7)
Interest credited to policyholder account balances	85	88	(3)
Amortization of deferred policy acquisition costs	72	75	(4)
Non deferrable insurance commissions	34	33	3
General operating expenses	166	166	-
Interest expense	1	7	(86)
Total benefits, losses and expenses	1,296	1,373	(6)
Adjusted pre-tax loss	$(9)	$(40)	78%

Business and Financial Highlights

Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns. The adjusted pre-tax loss in the first quarter of 2022 decreased $31 million compared to the same period in the prior year primarily due to favorable premiums and policy fees, net of policyholder benefits ($61 million), partially offset by lower net investment income.

Life Insurance Adjusted Pre-Tax Income (Loss) Three Months Ended March 31, (in millions)

2022 and 2021 Comparison

Adjusted pre-tax loss decreased $31 million primarily due to:

• higher premiums and policy fees, net of policyholder benefits ($61 million) primarily due to lower mortality.

Partially offsetting this increase was:

• lower net investment income ($51 million), primarily driven by lower yield enhancement income ($37 million) primarily due to lower call and tender income and lower base portfolio income ($8 million).

AIG | First Quarter 2022 Form 10-Q 98

ITEM 2 | Business Segment Operations | Life and Retirement

Life Insurance GAAP Premiums and Premiums and Deposits

Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life and international life and health. Premiums increased $7 million in the three-month period ended March 31, 2022 compared to the same period in the prior year. Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2022	2021
Premiums	$539	$532
Deposits	397	397
Other*	233	202
Premiums and deposits	$1,169	$1,131

* Other principally consists of adding back ceded premiums to reflect the gross premiums and deposits.

A discussion of the significant variances in premiums and deposits follows:

Life Insurance Premiums and Deposits Three Months Ended March 31, (in millions)
2022 and 2021 Comparison Premiums and deposits increased $38 million primarily due to growth in international life premiums.

99 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Institutional markets Results

Three Months Ended March 31,			Percentage
(in millions)	2022	2021	Change
Adjusted revenues:
Premiums	$238	$39	NM	%
Policy fees	47	47	-
Net investment income	263	278	(5)
Other income	1	-	NM
Total adjusted revenues	549	364	51
Benefits and expenses:
Policyholder benefits and losses incurred	339	119	185
Interest credited to policyholder account balances	59	73	(19)
Amortization of deferred policy acquisition costs	1	1	-
Non deferrable insurance commissions	7	7	-
General operating expenses	19	20	(5)
Interest expense	-	2	NM
Total benefits, losses and expenses	425	222	91
Adjusted pre-tax income	$124	$142	(13)%

Business and Financial Highlights

Institutional Markets is focused on opportunities to grow its portfolio while maintaining pricing discipline. Product distribution continues to be strong. Adjusted pre-tax income decreased $18 million in the three months ended March 31, 2022 compared to the prior year primarily due to lower net investment income driven by lower call and tender income ($15 million).

Institutional Markets Adjusted Pre-Tax Income (Loss) Three Months Ended March 31, (in millions)

2022 and 2021 Comparison

Adjusted pre-tax income decreased $18 million primarily due to:

• an increase in policyholder benefits and losses incurred (including interest accretion) primarily on new pension risk transfer business ($220 million); and

• lower net investment income ($15 million) primarily due to lower call and tender income.

Partially offsetting these decreases were:

• higher premiums primarily on new pension risk transfer business ($199 million); and

• lower interest credited to policyholder account balances ($14 million), primarily related to the GIC business.

AIG | First Quarter 2022 Form 10-Q 100

ITEM 2 | Business Segment Operations | Life and Retirement

Institutional markets GAAP Premiums and Premiums and Deposits

Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums increased $199 million in the three-month period ended March 31, 2022 compared to the same period in the prior year primarily driven by the pension risk transfer business (direct and assumed reinsurance).

Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on investment-type annuity contracts. Deposits primarily include GICs, FHLB funding agreements and structured settlement annuities with no life contingencies.

The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2022	2021
Premiums	$238	$39
Deposits	82	34
Other*	7	7
Premiums and deposits	$327	$80

* Other principally consists of adding back ceded premiums to reflect the gross premiums and deposits.

A discussion of the significant variances in premiums and deposits follows:

Institutional Markets Premiums and Deposits Three Months Ended March 31, (in millions)
2022 and 2021 Comparison Premiums and deposits increased ($247 million) primarily due to higher premiums on new pension risk transfer business and deposits on structured settlement annuities.

101 AIG | First Quarter 2022 Form 10-Q

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

Other Operations Results

Three Months Ended March 31,			Percentage
(in millions)	2022	2021	Change
Adjusted revenues:
Premiums	$30	$52	(42)%
Policy fees	-	-	NM
Net investment income:
Interest and dividends	63	50	26
Alternative investments	269	207	30
Other investment loss	(85)	(2)	NM
Investment expenses	(9)	(6)	(50)
Total net investment income	238	249	(4)
Other income	26	23	13
Total adjusted revenues	294	324	(9)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	17	66	(74)
Interest credited to policyholder account balances	-	-	NM
Acquisition expenses:
Amortization of deferred policy acquisition costs	3	10	(70)
Other acquisition expenses	-	-	NM
Total acquisition expenses	3	10	(70)
General operating expenses:
Corporate and Other	265	241	10
Asset Management	22	35	(37)
Amortization of intangible assets	10	10	-
Total General operating expenses	297	286	4
Interest expense:
Corporate and Other	228	272	(16)
Asset Management*	37	44	(16)
Total interest expense	265	316	(16)
Total benefits, losses and expenses	582	678	(14)
Adjusted pre-tax income (loss) before consolidation and
eliminations	(288)	(354)	19
Consolidation and eliminations	(133)	(176)	24
Adjusted pre-tax loss	$(421)	$(530)	21%

Adjusted pre-tax income (loss) by activities:
Corporate and Other	$(547)	$(552)	1%
Asset Management	259	198	31
Consolidation and eliminations	(133)	(176)	24
Adjusted pre-tax loss	$(421)	$(530)	21%

* Interest – Asset Management primarily represents interest expense on consolidated investment entities of $36 million and $41 million in the three-month periods ended March 31, 2022 and 2021, respectively.

AIG | First Quarter 2022 Form 10-Q 102

ITEM 2 | Business Segment Operations | Other Operations

2022 AND 2021 COMPARISON

Adjusted pre-tax loss before consolidation and eliminations of $288 million in 2022 compared to $354 million in 2021, decreased $66 million, was primarily due to:

• lower underwriting loss attributable to decreased catastrophe losses and absence of unfavorable prior year development ($36 million in 2021) within Other Operations Run-Off, primarily Blackboard;

• lower corporate interest expense primarily driven by interest savings resulting from redemptions of $3.0 billion of debt in 2021 ($23 million) and interest savings from debt repurchases and cash tender offers in an aggregate amount of $646 million ($11 million); and

• lower net investment income driven by an increase in mark to market losses on CDO securities of $80 million and lower gains on fair value option assets and liabilities of $33 million partially offset by higher income associated with equity investments of $55 million and consolidated investment entities of $31 million.

Adjusted pre-tax loss on consolidation and eliminations of $133 million in 2022 compared to $176 million in 2021, a decrease of $43 million, was primarily due to the elimination of the insurance companies’ net investment income from their investment in the consolidated investment entities of $50 million.

103 AIG | First Quarter 2022 Form 10-Q

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

Over the past several quarters inflation has continued to remain elevated, which has led to the first increase in interest rates by the Board of Governors of the Federal Reserve System in several years. This has also led to a significant rise in interest rates across the yield curve as well as a widening of credit spreads.

INVESTMENT HIGHLIGHTS IN THE FIRST QUARTER OF 2022

• A significant rise in interest rates and widening of credit spreads resulted in a net unrealized loss movement in our available for sale fixed security portfolio of $20.2 billion during the first quarter of 2022. Our Net unrealized gain balance of $18.1 billion as of December 31, 2021 decreased to a net unrealized loss balance of $2.1 billion in our available for sale portfolio as of March 31, 2022.

• We continued to make investments in structured securities and other fixed maturity securities with favorable risk compared to return characteristics to improve yields and increase net investment income.

• We experienced a decrease in net investment income in the three-month period ended March 31, 2022 compared to the same period in the prior year due primarily to higher losses on assets for which we elected fair value option, losses in our hedge funds versus gains in the prior year, and lower income in our AFS fixed security portfolio primarily driven by lower call income and yield compression, which more than offset higher income in our private equity portfolio.

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

• AIG embeds Environmental, Social and Governance (ESG) considerations in its fundamental investment analysis of the companies or projects we invest in to ensure that they have sustainable earnings over the full term of our investment, as material, relevant and available. AIG considers internal and external factors and evaluates changes in consumer behavior, industry trends related to ESG factors as well as the ability of the management of companies to respond appropriately to these changes in order to maintain their competitive advantage.

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

AIG | First Quarter 2022 Form 10-Q 104

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

Asset Liability Management

The investment strategy within the General Insurance companies focuses on growth of surplus, maintenance of sufficient liquidity for unanticipated insurance claims, and preservation of capital. General Insurance invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies’ North America operations have an average duration of 4.0 years. Fixed maturity securities of the General Insurance companies’ International operations have an average duration of 4.0 years.

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

Fixed maturity securities of the Life and Retirement companies’ domestic operations have an average duration of 8.4 years.

In addition, the Life and Retirement companies seek to enhance surplus portfolio returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved returns in excess of the fixed maturity portfolio returns.

105 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Investments

NAIC Designations of Fixed Maturity Securities

The Securities Valuation Office (SVO) of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1’ highest quality, or ‘2’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. NAIC Designations for non-agency residential mortgage backed securities (RMBS) and commercial mortgage backed securities (CMBS) are calculated using third party modeling results provided through the NAIC. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of AIG subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by composite AIG credit rating, which is generally based on ratings of the three major rating agencies. For fixed maturity securities where no NAIC Designation is assigned or able to be calculated using third-party data, the NAIC Designation category used in the first table below reflects an internal rating.

The NAIC Designations presented below do not reflect the added granularity to the designation categories adopted by the NAIC in 2020, which further subdivide each category of fixed maturity securities by appending letter modifiers to the numerical designations.

For a full description of the composite AIG credit ratings see – Credit Ratings below.

The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

March 31, 2022
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$101,922	$81,158	$183,080	$8,032	$8,872	$1,007	$197	$18,108	$201,188
Mortgage-backed, asset-backed and collateralized	55,237	5,914	61,151	136	91	11	1,210	1,448	62,599
Total*	$157,159	$87,072	$244,231	$8,168	$8,963	$1,018	$1,407	$19,556	$263,787

* Excludes $14 million of fixed maturity securities for which no NAIC Designation is available.

The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

March 31, 2022
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$105,908	$76,736	$182,644	$8,218	$7,667	$2,659	$18,544	$201,188
Mortgage-backed, asset-backed and collateralized	48,004	6,421	54,425	440	467	7,267	8,174	62,599
Total*	$153,912	$83,157	$237,069	$8,658	$8,134	$9,926	$26,718	$263,787

* Excludes $14 million of fixed maturity securities for which no NAIC Designation is available.

Credit Ratings

At March 31, 2022, approximately 88 percent of our fixed maturity securities were held by our domestic entities. Approximately 90 percent of these securities were rated investment grade by one or more of the principal rating agencies. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At March 31, 2022, approximately 94 percent of such investments were either rated investment grade or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated investment grade. Approximately 26 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

AIG | First Quarter 2022 Form 10-Q 106

ITEM 2 | Investments

Composite AIG Credit Ratings

With respect to our fixed maturity securities, the credit ratings in the table below and in subsequent tables reflect: (i) a composite of the ratings of the three major rating agencies, or when agency ratings are not available, the NAIC designation assigned by the NAIC SVO (98 percent of total fixed maturity securities), or (ii) our internal ratings when these investments have not been rated by any of the major rating agencies or the NAIC. The “Non-rated” category in those tables consists of fixed maturity securities that have not been rated by any of the major rating agencies, the NAIC or us.

For information regarding credit risks associated with Investments see Part II, Item 7. MD&A – Enterprise Risk Management in the 2021 Annual Report.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in millions)	2022	2021	2022	2021	2022	2021
Rating:
Other fixed maturity
securities
AAA	$15,026	$15,578	$1,695	$1,756	$16,721	$17,334
AA	36,037	39,110	398	282	36,435	39,392
A	52,569	57,346	181	160	52,750	57,506
BBB	76,182	83,192	556	461	76,738	83,653
Below investment grade	16,778	17,795	383	314	17,161	18,109
Non-rated	1,398	1,638	-	-	1,398	1,638
Total	$197,990	$214,659	$3,213	$2,973	$201,203	$217,632
Mortgage-backed, asset-
backed and collateralized
AAA	$25,481	$27,144	$175	$232	$25,656	$27,376
AA	14,940	15,688	568	485	15,508	16,173
A	6,586	6,685	252	197	6,838	6,882
BBB	5,549	5,492	872	725	6,421	6,217
Below investment grade	6,662	7,508	1,318	1,462	7,980	8,970
Non-rated	11	26	184	204	195	230
Total	$59,229	$62,543	$3,369	$3,305	$62,598	$65,848
Total
AAA	$40,507	$42,722	$1,870	$1,988	$42,377	$44,710
AA	50,977	54,798	966	767	51,943	55,565
A	59,155	64,031	433	357	59,588	64,388
BBB	81,731	88,684	1,428	1,186	83,159	89,870
Below investment grade	23,440	25,303	1,701	1,776	25,141	27,079
Non-rated	1,409	1,664	184	204	1,593	1,868
Total	$257,219	$277,202	$6,582	$6,278	$263,801	$283,480

107 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Investments

Available-for-Sale Investments

The following table presents the fair value of our available-for-sale securities:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2022	2021
Bonds available for sale:
U.S. government and government sponsored entities	$7,867	$8,194
Obligations of states, municipalities and political subdivisions	13,513	14,527
Non-U.S. governments	14,982	16,330
Corporate debt	161,628	175,608
Mortgage-backed, asset-backed and collateralized:
RMBS	24,535	27,287
CMBS	15,100	15,809
CDO/ABS	19,594	19,447
Total mortgage-backed, asset-backed and collateralized	59,229	62,543
Total bonds available for sale*	$257,219	$277,202

* At March 31, 2022 and December 31, 2021, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $24.8 billion and $27 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	March 31,	December 31,
(in millions)	2022	2021
Canada	$1,200	$1,233
Japan	1,138	1,230
Germany	782	702
United Kingdom	741	1,031
France	680	731
Indonesia	589	634
Chile	474	511
Mexico	434	481
United Arab Emirates	429	484
Israel	426	515
Other	8,174	8,854
Total	$15,067	$16,406

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	March 31, 2022
			Non-			December 31,
		Financial	Financial	Structured		2021
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$680	$1,610	$1,282	$-	$3,572	$3,870
Germany	782	260	2,502	-	3,544	3,610
Netherlands	226	957	1,164	40	2,387	2,652
Ireland	10	78	450	1,289	1,827	1,958
Belgium	73	276	1,090	40	1,479	1,620
Luxembourg	20	515	348	-	883	880
Spain	29	352	443	-	824	888
Italy	21	99	464	-	584	636
Denmark	231	92	153	-	476	518
Finland	36	35	39	-	110	150
Other Euro-Zone	299	2	28	-	329	379
Total Euro-Zone	$2,407	$4,276	$7,963	$1,369	$16,015	$17,161
AIG | First Quarter 2022 Form 10-Q 108

ITEM 2 | Investments

Remainder of Europe:
United Kingdom	$741	$4,295	$8,689	$1,089	$14,814	$16,908
Switzerland	19	908	836	-	1,763	1,884
Norway	319	132	268	-	719	797
Sweden	145	223	109	-	477	537
Jersey (Channel Islands)	-	187	-	-	187	225
Russian Federation	42	1	43	-	86	359
Other - Remainder of Europe	64	39	88	-	191	261
Total - Remainder of Europe	$1,330	$5,785	$10,033	$1,089	$18,237	$20,971
Total	$3,737	$10,061	$17,996	$2,458	$34,252	$38,132

Investments in Municipal Bonds

At March 31, 2022, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 95 percent of the portfolio rated A or higher.

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	March 31, 2022
	State	Local		Total	December 31,
	General	General		Fair	2021
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
California	$634	$417	$1,821	$2,872	$3,108
New York	16	207	2,230	2,453	2,765
Texas	48	506	788	1,342	1,416
Illinois	73	78	786	937	1,009
Massachusetts	275	21	311	607	666
Georgia	96	75	258	429	474
Florida	5	-	402	407	403
Ohio	8	-	395	403	488
Pennsylvania	36	2	338	376	397
Virginia	10	-	350	360	380
Washington	124	7	214	345	359
New Jersey	10	1	278	289	282
Washington, D.C.	10	-	267	277	293
All other states(a)	329	169	1,918	2,416	2,487
Total(b)(c)	$1,674	$1,483	$10,356	$13,513	$14,527

(a) We did not have material credit exposure to the government of Puerto Rico.

(b) Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c) Includes $446 million of pre-refunded municipal bonds.

109 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Investments

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	March 31,	December 31,
(in millions)	2022	2021
Financial institutions:
Money center/Global bank groups	$9,535	$10,053
Regional banks – other	419	434
Life insurance	2,711	3,094
Securities firms and other finance companies	393	350
Insurance non-life	6,130	6,795
Regional banks – North America	6,658	7,228
Other financial institutions	17,128	18,255
Utilities	21,931	24,180
Communications	10,606	11,510
Consumer noncyclical	22,021	24,411
Capital goods	8,114	8,668
Energy	12,490	13,506
Consumer cyclical	12,575	13,279
Basic	5,388	6,041
Other	25,529	27,804
Total*	$161,628	$175,608

* At March 31, 2022 and December 31, 2021, approximately 90 percent and 90 percent, respectively, of these investments were rated investment grade.

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, was 4.9 percent and 4.9 percent, at March 31, 2022 and December 31, 2021, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

Investments in RMBS

The following table presents AIG’s RMBS available for sale securities:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2022	2021
Agency RMBS	$12,405	$13,778
Alt-A RMBS	5,297	5,936
Subprime RMBS	2,199	2,329
Prime non-agency	2,411	3,058
Other housing related	2,223	2,186
Total RMBS(a)(b)	$24,535	$27,287

(a) Includes approximately $5.5 billion and $6.1 billion at March 31, 2022 and December 31, 2021, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional information on Purchased Credit Deteriorated Securities see Note 5 to the Condensed Consolidated Financial Statements.

(b) The weighted average expected life was six years at March 31, 2022 and five years at December 31, 2021.

Our underwriting practices for investing in RMBS, other asset-backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

AIG | First Quarter 2022 Form 10-Q 110

ITEM 2 | Investments

Investments in CMBS

The following table presents our CMBS available for sale securities:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2022	2021
CMBS (traditional)	$12,602	$13,091
Agency	1,467	1,627
Other	1,031	1,091
Total	$15,100	$15,809

The fair value of CMBS holdings remained stable during the first quarter of 2022. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in ABS/CDOs

The following table presents our ABS/CDO available for sale securities by collateral type:

	Fair value at	Fair value at
	March 31,	December 31,
(in millions)	2022	2021
Collateral Type:
ABS	$10,577	$10,532
Bank loans (collateralized loan obligation)	8,997	8,899
Other	20	16
Total	$19,594	$19,447

Unrealized Losses of Fixed Maturity Securities

The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

March 31, 2022	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$110,517	$5,952	15,443	$1,072	$244	74	$9	$8	5	$111,598	$6,204	15,522
7-11 months	12,729	1,208	2,752	377	85	25	-	-	-	13,106	1,293	2,777
12 months or more	12,409	1,382	2,091	1,503	354	163	1	1	1	13,913	1,737	2,255
Total	$135,655	$8,542	20,286	$2,952	$683	262	$10	$9	6	$138,617	$9,234	20,554
Below investment
grade bonds
0-6 months	$9,870	$314	4,024	$74	$18	13	$8	$6	19	$9,952	$338	4,056
7-11 months	1,960	114	839	54	13	31	1	1	-	2,015	128	870
12 months or more	2,851	141	856	593	172	85	58	39	14	3,502	352	955
Total	$14,681	$569	5,719	$721	$203	129	$67	$46	33	$15,469	$818	5,881
Total bonds
0-6 months	$120,387	$6,266	19,467	$1,146	$262	87	$17	$14	24	$121,550	$6,542	19,578
7-11 months	14,689	1,322	3,591	431	98	56	1	1	-	15,121	1,421	3,647
12 months or more	15,260	1,523	2,947	2,096	526	248	59	40	15	17,415	2,089	3,210
Total(e)	$150,336	$9,111	26,005	$3,673	$886	391	$77	$55	39	$154,086	$10,052	26,435

(a) Represents the number of consecutive months that fair value has been less than cost by any amount.

(b) Represents the percentage by which fair value is less than cost.

(c) For bonds, represents amortized cost net of allowance.

111 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Investments

(d) The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e) Item count is by CUSIP by subsidiary.

The allowance for credit losses was $5 million for investment grade bonds and $186 million for below investment grade bonds as of March 31, 2022.

Commercial Mortgage Loans

At March 31, 2022, we had direct commercial mortgage loan exposure of $36.1 billion.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
March 31, 2022
State:
New York	89	$1,652	$4,325	$466	$432	$104	$-	$6,979	19%
California	63	814	1,284	236	660	758	13	3,765	10
New Jersey	50	2,125	83	461	240	11	32	2,952	8
Texas	48	692	1,100	155	187	143	-	2,277	6
Florida	59	508	120	366	213	391	-	1,598	5
Massachusetts	14	593	287	534	25	-	-	1,439	4
Illinois	22	553	627	3	47	-	21	1,251	4
Pennsylvania	22	78	144	474	75	24	-	795	2
Ohio	24	166	10	173	319	-	-	668	2
Washington D.C.	11	464	184	-	-	18	-	666	2
Other states	140	1,647	540	939	775	328	-	4,229	12
Foreign	98	4,468	1,308	1,329	1,581	444	354	9,484	26
Total*	640	$13,760	$10,012	$5,136	$4,554	$2,221	$420	$36,103	100%
December 31, 2021
State:
New York	94	$2,217	$4,329	$450	$438	$103	$-	$7,537	21%
California	62	817	1,293	239	553	761	13	3,676	10
New Jersey	48	2,092	30	462	225	11	33	2,853	8
Texas	49	630	1,133	167	187	144	-	2,261	6
Florida	60	469	152	368	214	281	-	1,484	4
Massachusetts	13	534	290	537	24	-	-	1,385	4
Illinois	24	554	626	9	50	-	21	1,260	5
Pennsylvania	22	78	144	477	76	25	-	800	2
Washington, D.C.	11	455	184	-	-	18	-	657	2
Ohio	25	167	10	175	289	-	-	641	2
Other states	155	1,852	598	975	686	329	-	4,440	12
Foreign	86	4,402	1,341	998	1,116	449	365	8,671	24
Total*	649	$14,267	$10,130	$4,857	$3,858	$2,121	$432	$35,665	100%

* Does not reflect allowance for credit losses.

For additional information on commercial mortgage loans, see Note 6 to the Consolidated Financial Statements in the 2021 Annual Report.

AIG | First Quarter 2022 Form 10-Q 112

ITEM 2 | Investments

Net Realized Gains and Losses

The following table presents the components of Net realized gains (losses):

Three Months Ended March 31,	2022			2021
	Excluding	Fortitude Re		Excluding	Fortitude Re
	Fortitude Re	Funds		Fortitude Re	Funds
	Funds	Withheld		Funds	Withheld
(in millions)	Withheld Assets	Assets	Total	Withheld Assets	Assets	Total
Sales of fixed maturity securities	$(107)	$(32)	$(139)	$94	$295	$389
Change in allowance for credit losses on fixed maturity
securities	(53)	(40)	(93)	51	2	53
Change in allowance for credit losses on loans	(19)	(8)	(27)	41	(5)	36
Foreign exchange transactions	(14)	(9)	(23)	(49)	(6)	(55)
Variable annuity embedded derivatives, net of related
hedges	506	-	506	89	-	89
All other derivatives and hedge accounting	939	(56)	883	351	(117)	234
Sales of alternative investments and real estate
investments	16	1	17	26	4	30
Other	(27)	4	(23)	92	-	92
Net realized gains (losses) – excluding Fortitude Re
funds withheld embedded derivative	1,241	(140)	1,101	695	173	868
Net realized gains on Fortitude Re
funds withheld embedded derivative	-	3,318	3,318	-	2,382	2,382
Net realized gains	$1,241	$3,178	$4,419	$695	$2,555	$3,250

Higher Net realized capital gains excluding Fortitude Re funds withheld assets in the three-month period ended March 31, 2022 compared to the same period in the prior year were due to higher derivative gains.

Variable annuity embedded derivatives, net of related hedges, reflected higher gains in the three-month period ended March 31, 2022 compared to the same period in the prior year. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with GMWB embedded derivative, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.

Net realized gains (losses) on Fortitude Re funds withheld assets primarily reflect changes in the valuation of the modified coinsurance and funds withheld assets. Increases in the valuation of these assets result in losses to AIG as the appreciation on the assets must under those reinsurance arrangements be transferred to Fortitude Re. Decreases in valuation of the assets result in gains to AIG as the depreciation on the assets under those reinsurance arrangements must be transferred to Fortitude Re. For additional information on the impact of the funds withheld arrangements with Fortitude Re see Note 7 to the Condensed Consolidated Financial Statements.

For additional information on market risk management related to these product features, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Fixed Index Annuity and Universal Life Risk Management and Hedging Programs in the 2021 Annual Report. For additional information on the economic hedging target and the impact to pre-tax income of this program, see Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and DAC – Variable Annuity Guaranteed Benefits and Hedging Results in this MD&A.

For additional information on our investment portfolio, see Note 5 to the Condensed Consolidated Financial Statements.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the first quarter of 2022 was primarily attributable to decrease in the fair value of fixed maturity securities. For the first quarter of 2022, net unrealized losses related to fixed maturity securities were $20.2 billion due primarily to a significant increase in interest rates and widening of credit spreads.

The change in net unrealized gains and losses on investments in the first quarter of 2021 was primarily attributable to decreases in the fair value of fixed maturity securities. For the first quarter of 2021, net unrealized losses related to fixed maturity securities were $11.6 billion due primarily to an increase in interest rates.

For additional information on our investment portfolio, see Note 5 to the Condensed Consolidated Financial Statements.

113 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Insurance Reserves

Insurance Reserves

Liability for unpaid losses and loss adjustment expenses (Loss Reserves)

The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

	March 31, 2022			December 31, 2021
	Net liability for	Reinsurance	Gross liability	Net liability for	Reinsurance	Gross liability
	unpaid losses	recoverable on	for unpaid	unpaid losses	recoverable on	for unpaid
	and loss	unpaid losses and	losses and	and loss	unpaid losses and	losses and
	adjustment	loss adjustment	loss adjustment	adjustment	loss adjustment	loss adjustment
(in millions)	expenses	expenses	expenses	expenses	expenses	expenses
General Insurance:
U.S. Workers' Compensation (net of discount)	$3,262	$5,140	$8,402	$3,282	$5,216	$8,498
U.S. Excess Casualty	3,813	4,090	7,903	3,850	4,195	8,045
U.S. Other Casualty	3,970	4,077	8,047	3,805	4,191	7,996
U.S. Financial Lines	5,432	1,795	7,227	5,356	1,893	7,249
U.S. Property and Special Risks	6,478	3,323	9,801	6,615	3,587	10,202
U.S. Personal Insurance	1,046	2,043	3,089	1,001	2,198	3,199
UK/Europe Casualty and Financial Lines	7,130	1,660	8,790	7,175	1,603	8,778
UK/Europe Property and Special Risks	2,707	1,460	4,167	2,631	1,492	4,123
UK/Europe and Japan Personal Insurance	1,987	624	2,611	1,962	608	2,570
Other product lines(b)	6,010	5,408	11,418	5,815	5,468	11,283
Unallocated loss adjustment expenses(b)	1,372	979	2,351	1,654	1,015	2,669
Total General Insurance	43,207	30,599	73,806	43,146	31,466	74,612
Other Operations Run-Off:
U.S. run-off long tail insurance lines
(net of discount)	170	3,418	3,588	164	3,434	3,598
Other run-off product lines	265	57	322	264	61	325
Blackboard U.S. Holdings, Inc.	202	133	335	217	138	355
Unallocated loss adjustment expenses	18	114	132	22	114	136
Total Other Operations Run-Off	655	3,722	4,377	667	3,747	4,414

Total	$43,862	$34,321	$78,183	$43,813	$35,213	$79,026

(a) Includes net loss reserve discount of $935 million and $876 million as of March 31, 2022 and December 31, 2021, respectively. For information regarding loss reserve discount see Note 10 to the Condensed Consolidated Financial Statements.

(b) Other product lines and Unallocated loss adjustment expenses includes Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense for the Fortitude Re reinsurance of $3.4 billion and $3.5 billion as of March 31, 2022 and December 31, 2021, respectively.

Prior Year Development

The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

(in millions)	2022	2021
General Insurance:
North America*	$(73)	$(58)
International	(20)	2
Total General Insurance	$(93)	$(56)
Other Operations Run-Off	-	19
Total prior year favorable development	$(93)	$(37)

* Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $42 million and $52 million for the three-month periods ended March 31, 2022 and 2021, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $1 million for the three-month period ended March 31, 2021. Also excludes the related changes in amortization of the deferred gain, $20 million over that same period.

AIG | First Quarter 2022 Form 10-Q 114

ITEM 2 | Insurance Reserves

Net Loss Development

In the three-month period ended March 31, 2022, we recognized favorable prior year loss reserve development of $93 million. The key components of this development were:

North America

• Favorable development on U.S. Workers Compensation and short tail lines.

• Amortization benefit of $40 million related to the deferred gain on the adverse development cover.

International

• Favorable development in Japan personal lines.

In the three-month period ended March 31, 2021, we recognized favorable prior year loss reserve development of $37 million. The key components of this development were:

North America

• Favorable development on Property, Specialty and U.S. Workers Compensation, offset by unfavorable development on prior-year catastrophes.

• Amortization benefit of $49 million related to the deferred gain on the adverse development cover.

International

• Unfavorable development on prior year catastrophes, offset by favorable development in Property and Other Short Tailed lines.

• Amortization benefit of $3 million related to the deferred gain on the adverse development cover.

Other Operations

• Unfavorable development primarily attributed to the Blackboard insurance portfolio due to increased severity on reported claims.

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Three Months Ended March 31, 2022
(in millions)	Total	2021	2020 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(57)	$(1)	$(56)
U.S. Excess Casualty	(10)	-	(10)
U.S. Other Casualty	(10)	1	(11)
U.S. Financial Lines	(7)	-	(7)
U.S. Property and Special Risks	29	(45)	74
U.S. Personal Insurance	(14)	(3)	(11)
Other Product Lines	(4)	(17)	13
Total General Insurance North America	$(73)	$(65)	$(8)
General Insurance International:
UK/Europe Casualty and Financial Lines	$5	$(2)	$7
UK/Europe Property and Special Risks	(12)	(20)	8
UK/Europe and Japan Personal Insurance	(14)	(14)	-
Other product lines	1	10	(9)
Total General Insurance International	$(20)	$(26)	$6
Other Operations Run-Off	-	-	-
Total Prior Year (Favorable) Unfavorable Development	$(93)	$(91)	$(2)

115 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Insurance Reserves

Three Months Ended March 31, 2021
(in millions)	Total	2020	2019 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(26)	$2	$(28)
U.S. Excess Casualty	(12)	-	(12)
U.S. Other Casualty	(2)	-	(2)
U.S. Financial Lines	(9)	-	(9)
U.S. Property and Special Risks	(2)	(14)	12
U.S. Personal Insurance	(4)	1	(5)
Other Product Lines	(3)	(2)	(1)
Total General Insurance North America	$(58)	$(13)	$(45)
General Insurance International:
UK/Europe Casualty and Financial Lines	$(4)	$(3)	$(1)
UK/Europe Property and Special Risks	3	9	(6)
UK/Europe and Japan Personal Insurance	(1)	(4)	3
Other product lines	4	11	(7)
Total General Insurance International	$2	$13	$(11)
Other Operations Run-Off	19	(1)	20
Total Prior Year (Favorable) Unfavorable Development	$(37)	$(1)	$(36)

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

For a description of AIG’s catastrophe reinsurance protection for 2021, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – General Insurance Companies’ Key Risks – Natural Catastrophe Risk in the 2021 Annual Report.

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement as of March 31, 2022 and as of December 31, 2021, showing the effect of discounting of loss reserves and amortization of the deferred gain.

	March 31,	December 31,
(in millions)	2022	2021
Gross Covered Losses
Covered reserves before discount	$14,075	$14,398
Inception to date losses paid	27,346	27,023
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$16,421	$16,421

Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,137	$13,137
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	2,949	2,949
Discount on ceded losses(a)	(914)	(953)
Pre-tax deferred gain before amortization	2,035	1,996
Inception to date amortization of deferred gain at inception	(1,139)	(1,097)
Inception to date amortization attributed to changes in deferred gain(b)	(26)	(30)
Deferred gain liability reflected in AIG's balance sheet	$870	$869

AIG | First Quarter 2022 Form 10-Q 116

ITEM 2 | Insurance Reserves

(a) The accretion of discount and a reduction in effective interest rates is offset by changes in estimates of the amount and timing of future recoveries.

(b) Excluded from APTI.

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

Three Months Ended March 31,
(in millions)	2022	2021
Balance at beginning of year, net of discount	$869	$1,297
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	-	1
Amortization attributed to deferred gain at inception(b)	(42)	(52)
Amortization attributed to changes in deferred gain(c)	4	(3)
Changes in discount on ceded loss reserves	39	39
Balance at end of period, net of discount	$870	$1,282

(a)Prior year reserve development ceded to NICO under the retroactive reinsurance agreement is deferred under GAAP.

(b)Represents amortization of the deferred gain recognized in APTI.

(c)Excluded from APTI.

The lines of business subject to this agreement have been the source of the majority of the unfavorable prior year development over the past several years, though the overall prior year development has been favorable over the past three years. The agreement has resulted in lower capital charges for reserve risks at our U.S. insurance subsidiaries. In addition, net investment income declined as a result of lower invested assets.

Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our run-off operations. Those reinsurance transactions were designed to consolidate most of our Insurance run-off lines into a single legal entity. As of March 31, 2022, approximately $29.6 billion of reserves from our Life and Retirement Run-Off Lines and approximately $3.7 billion of reserves from our General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.

Of the Fortitude Re reinsurance agreements, the largest is the Amended and Restated Combination Coinsurance and Modified Coinsurance Agreement by and between our subsidiary AGL and Fortitude Re. Under this treaty, approximately $22.5 billion of AGL reserves as of March 31, 2022 were ceded to Fortitude Re representing a mix of life and annuity risks. Fortitude Re provides 100 percent reinsurance of the ceded risks. AGL retains the risk of collection of any third party reinsurance covering the ceded business. At effectiveness of the treaty, an amount equal to the aggregate ceded reserves was deposited by AGL into a modified coinsurance account of AGL to secure the obligations of Fortitude Re. Fortitude Re receives or makes quarterly payments that represent the net gain or loss under the treaty for the relevant quarter, including any net investment gain or loss on the assets in the modified coinsurance account. An AIG affiliate will serve as portfolio manager of assets in the modified coinsurance account for a minimum of three years after the June 2, 2020 closing of the Majority Interest Fortitude Sale.

Following receipt of all regulatory approvals and the satisfaction of other conditions, effective as of January 1, 2022, AIG sold to an affiliate of Fortitude Re all of the outstanding capital stock of two servicing companies that administer the Life and Retirement and General Insurance ceded business, and the ceding insurers entered into administrative services agreements pursuant to which AIG transferred administration of certain Life and Retirement and General Insurance ceded business to such companies.

For a summary of significant reinsurers see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Reinsurance Activities – Reinsurance Recoverable in the 2021 Annual Report.

117 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Insurance Reserves

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

For additional information on market risk management related to these product features see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Index Annuity and Universal Life Risk Management and Hedging Programs in the 2021 Annual Report.

Differences in Valuation of Embedded Derivatives and Economic Hedge Target

The variable annuity hedging program utilizes an economic hedge target, which represents an estimate of the underlying economic risks in our GMWB riders. The economic hedge target differs from the GAAP valuation of the GMWB embedded derivatives, creating volatility in our net income (loss) primarily due to the following:

• The economic hedge target includes 100 percent of rider fees in present value calculations; the GAAP valuation reflects only those fees attributed to the embedded derivative such that the initial value at contract issue equals zero;

• The economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for GAAP valuation, such as margins for policyholder behavior, mortality, and volatility; and

• The economic hedge target excludes the non-performance or “own credit” risk adjustment used in the GAAP valuation, which reflects a market participant’s view of our claims-paying ability by incorporating a different spread (the NPA spread) to the curve used to discount projected benefit cash flows. Because the discount rate includes the NPA spread and other explicit risk margins, the GAAP valuation has different sensitivities to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target. For additional information on our valuation methodology for embedded derivatives within policyholder contract deposits, see Note 4 to the Condensed Consolidated Financial Statements.

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

• Actual versus expected changes in the hedge target driven by assumptions not subject to hedging, particularly policyholder behavior; and

• Risk exposures that we have elected not to explicitly or fully hedge.

The following table presents a reconciliation between the fair value of the GAAP embedded derivatives and the value of our economic hedge target:

	March 31,	December 31,
(in millions)	2022	2021
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$1,667	$2,472
Exclude non-performance risk adjustment	(2,656)	(2,508)
Embedded derivative liability, excluding NPA	4,323	4,980
Adjustments for risk margins and differences in valuation	(2,189)	(2,172)
Economic hedge target liability	$2,134	$2,808

AIG | First Quarter 2022 Form 10-Q 118

ITEM 2 | Insurance Reserves

Impact on Pre-tax Income (Loss)

The impact on our pre-tax income (loss) of variable annuity guaranteed living benefits and related hedging results includes changes in the fair value of the GMWB embedded derivatives, and changes in the fair value of related derivative hedging instruments, both of which are recorded in Net realized gains (losses). Realized gains (losses), as well as net investment income from changes in the fair value of fixed maturity securities used in the hedging program, are excluded from adjusted pre-tax income of Individual Retirement and Group Retirement.

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

The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

Three Months Ended March 31,
(in millions)	2022	2021
Change in fair value of embedded derivatives, excluding NPA	$823	$2,679
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities*	13	18
Interest rate derivative contracts	(730)	(1,404)
Equity derivative contracts	265	(390)
Change in fair value of variable annuity hedging portfolio	(452)	(1,776)
Change in fair value of embedded derivatives excluding NPA, net of hedging portfolio	371	903
Change in fair value of embedded derivatives due to NPA spread	524	(111)
Change in fair value of embedded derivatives due to change in NPA volume	(376)	(685)
Total change due to NPA	148	(796)
Net impact on pre-tax income (loss)	$519	$107

Impact to Condensed Consolidated Income Statement
Net investment income, net of related interest credited to policyholder account balances	$13	$18
Net realized gains (losses)	506	89
Net impact on pre-tax income (loss)	$519	$107

Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)	$128	$(190)

* The change in fair value of available-for-sale fixed maturity securities recognized as a component of other comprehensive income (loss) was a loss of $215 million for the three-month period ended March 31, 2022 due to higher interest rates. The change in fair value of available-for-sale fixed maturity securities recognized as a component of other comprehensive income (loss) was a loss of $216 million for the three-month periods ended March 31, 2021 due to higher interest rates.

The net impact on pre-tax income gain of $519 million from the GMWB embedded derivatives and related hedges in the three-month period ended March 31, 2022 was driven by a widening of the NPA credit spread and the impact of higher interest rates on the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio. The net impact on pre-tax income of $107 million from the GMWB embedded derivatives and related hedges in the three-month period ended March 31, 2021 was driven by gains from higher equity markets, impact of higher interest rates on the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio, offset by the tightening of NPA credit spreads.

The change in the fair value of the GMWB embedded derivatives, excluding NPA, in the three-month period ended March 31, 2022 reflected gains from increases in interest rates, offset by lower equity markets. The change in the fair value of the GMWB embedded derivatives, excluding NPA, in the three-month period ended March 31, 2021 reflected gains from increases in interest rates and gains from higher equity markets.

119 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Insurance Reserves

Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities on a GAAP basis, due to the NPA and other risk margins used for GAAP valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio. On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target, as discussed below. In the three-month period ended March 31, 2022, we had a net mark to market gain of approximately $128 million from our hedging activities related to our economic hedge target primarily driven by widening credit spreads. In the three-month period ended March 31, 2021, we estimated a net mark to market loss of approximately $190 million from our hedging activities related to our economic hedge target primarily driven by tightening credit spreads.

Change in Economic Hedge Target

The decrease in the economic hedge target liability in the three-month period ended March 31, 2022 was primarily driven by higher interest rates and widening credit spreads, offset by lower equity markets. The decrease in the economic hedge target liability in the three-month period ended March 31, 2021 was primarily due to higher interest rates and higher equity markets, offset by tighter credit spreads.

Change in Fair Value of the Hedging Portfolio

The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivative valuation under GAAP, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

• Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in losses driven by higher interest rates in the first quarter of 2022 and 2021.

• Changes in the fair value of equity derivative contracts, which included futures and options, resulted in gains in the first quarter of 2022 driven by the decline in the equity market compared to losses in the first quarter of 2021 due to higher equity markets.

• Changes in the fair value of fixed maturity securities, primarily corporate bonds, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. The change in the fair value of the corporate bond hedging program in the three -month periods ended March 31, 2022 reflected losses due to increases in interest rates and widening credit spreads. The change in the fair value of the corporate bond hedging program in the three-month period ended March 31, 2021 reflected losses due to increases in interest rates, offset by tightening credit spreads.

DAC

The following table summarizes the major components of the changes in DAC, including VOBA, within the Life and Retirement companies:

Three Months Ended March 31,
(in millions)	2022	2021
Balance, beginning of year	$8,086	$7,316
Initial allowance upon the adoption of the current expected credit loss accounting standard	-	-
Acquisition costs deferred	247	249
Amortization expense:
Related to realized gains and losses	(266)	(194)
All other operating amortization	(280)	(225)
Increase (decrease) in DAC due to foreign exchange	(21)	6
Change related to unrealized depreciation (appreciation) of investments	2,501	1,304
Balance, end of period(a)	$10,267	$8,456

(a) DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $10.1 billion and $10.3 billion at March 31, 2022 and 2021, respectively.

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC and Reserves for universal life insurance and investment-oriented products are adjusted at each balance sheet date to reflect the change in DAC, unearned revenue, and benefit reserves with an offset to Other comprehensive income (loss) (OCI) as if securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (changes related to unrealized appreciation (depreciation) of investments). Similarly, for long-duration traditional products, significant unrealized appreciation of investments in a sustained low interest rate environment may cause additional future policy benefit liabilities with an offset to OCI to be recorded.

AIG | First Quarter 2022 Form 10-Q 120

ITEM 2 | Insurance Reserves

Changes related to unrealized appreciation (depreciation) of investments related to DAC and unearned revenue generally move in the opposite direction of the change in unrealized appreciation of the available for sale securities portfolio, reducing the reported DAC and unearned revenue balance when market interest rates decline. Conversely, changes related to unrealized appreciation (depreciation) of investments related to benefit reserves generally move in the same direction as the change in unrealized appreciation of the available for sale securities portfolio, increasing reported future policy benefit liabilities balance when market interest rates decline.

Market conditions in the three-month period ended March 31, 2022 drove a $17 billion decrease in the unrealized appreciation of the available for sale fixed maturity securities portfolio held to support the Life and Retirement businesses at March 31, 2022 compared to December 31, 2021. At March 31, 2022, the changes related to unrealized appreciation (depreciation) of investments reflected increases in amortized balances including DAC and unearned revenue reserves, while accrued liabilities such as policyholder benefit liabilities decreased $1.3 billion from December 31, 2021.

Reserves

The following table presents a rollforward of insurance reserves by operating segments for Life and Retirement, including future policy benefits, policyholder contract deposits, other policyholder funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

Three Months Ended March 31,
(in millions)	2022	2021
Individual Retirement
Balance at beginning of period, gross	$148,492	$148,837
Premiums and deposits	3,881	3,373
Surrenders and withdrawals	(2,205)	(3,111)
Death and other contract benefits	(802)	(836)
Subtotal	149,366	148,263
Change in fair value of underlying assets and reserve accretion, net of policy fees	(5,488)	(243)
Cost of funds(a)	428	414
Other reserve changes	(472)	(324)
Balance at end of period	143,834	148,110
Reinsurance ceded	(307)	(313)
Total Individual Retirement insurance reserves and mutual fund assets	$143,527	$147,797
Group Retirement
Balance at beginning of period, gross	$118,492	$110,651
Premiums and deposits	1,888	1,818
Surrenders and withdrawals	(2,473)	(2,484)
Death and other contract benefits	(234)	(227)
Subtotal	117,673	109,758
Change in fair value of underlying assets and reserve accretion, net of policy fees	(5,112)	2,843
Cost of funds(a)	278	280
Other reserve changes	(66)	(149)
Balance at end of period	112,773	112,732
Reinsurance ceded	-	-
Total Group Retirement insurance reserves and mutual fund assets	$112,773	$112,732
Life Insurance
Balance at beginning of period, gross	$28,415	$27,998
Premiums and deposits	1,057	1,029
Surrenders and withdrawals	(155)	(144)
Death and other contract benefits	(143)	(173)
Subtotal	29,174	28,710
Change in fair value of underlying assets and reserve accretion, net of policy fees	(334)	(208)
Cost of funds(a)	85	88
Other reserve changes	(1,415)	(1,001)
Balance at end of period	27,510	27,589
Reinsurance ceded	(1,561)	(1,461)
Total Life Insurance reserves	$25,949	$26,128

121 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Insurance Reserves

Institutional Markets
Balance at beginning of period, gross	$30,264	$27,342
Premiums and deposits	327	80
Surrenders and withdrawals	(16)	(312)
Death and other contract benefits	(274)	(208)
Subtotal	30,301	26,902
Change in fair value of underlying assets and reserve accretion, net of policy fees	(83)	165
Cost of funds(a)	59	73
Other reserve changes	(124)	(327)
Balance at end of period	30,153	26,813
Reinsurance ceded	(45)	(46)
Total Institutional Markets reserves	$30,108	$26,767
Total insurance reserves and mutual fund assets
Balance at beginning of period, gross	$325,663	$314,828
Premiums and deposits	7,153	6,300
Surrenders and withdrawals	(4,849)	(6,051)
Death and other contract benefits	(1,453)	(1,444)
Subtotal	326,514	313,633
Change in fair value of underlying assets and reserve accretion, net of policy fees	(11,017)	2,557
Cost of funds(a)	850	855
Other reserve changes	(2,077)	(1,801)
Balance at end of period, excluding Fortitude Re reserves	314,270	315,244
Fortitude Re reserves(b)	27,647	28,300
Balance at end of period, including Fortitude Re reserves	341,917	343,544
Fortitude Re reinsurance ceded(b)	(27,647)	(28,300)
Reinsurance ceded	(1,913)	(1,820)
Total insurance reserves and mutual fund assets	$312,357	$313,424

(a) Excludes amortization of deferred sales inducements.

(b) Includes amounts related to policies where AIG has partially ceded to other reinsurers and Fortitude Re.

Insurance reserves and Group Retirement mutual fund assets under administration, were comprised of the following balances:

	March 31,	December 31,
(in millions)	2022	2021
Future policy benefits	$56,492	$57,749
Policyholder contract deposits	156,607	156,844
Other policyholder funds(a)	1,021	833
Separate account liabilities	100,850	109,111
Total insurance reserves	314,970	324,537
Mutual fund assets	26,947	28,780
Total insurance reserves and mutual fund assets	$341,917	$353,317

(a) Excludes unearned revenue liability.

AIG | First Quarter 2022 Form 10-Q 122

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

For additional information, see Part II, Item 7. MD&A – Enterprise Risk Management – Risk Appetite, Limits, Identification and Measurement and Part II, Item 7. MD&A – Enterprise Risk Management – Liquidity Risk Management in the 2021 Annual Report.

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

For information regarding risks associated with COVID-19, see the 2021 Annual Report, Part I, Item 1A. Risk Factors – Market Conditions – “COVID-19 has adversely affected, and is expected to continue to adversely affect, our global business, results of operations, financial condition and liquidity, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted.”

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

123 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

Sources

Liquidity to AIG Parent from Subsidiaries(a)

During the three-month period ended March 31, 2022, our General Insurance companies distributed cash and fixed maturity securities of $511 million, and our Life and Retirement companies distributed $935 million of cash to AIG Parent or applicable intermediate holding companies.

Uses

General Borrowings(b)

During the three-month period ended March 31, 2022, no debt categorized as general borrowings matured, was repaid or redeemed.

We made interest payments on our general borrowings totaling $205 million during the three-month period ended March 31, 2022 including interest payments made by AIG Parent on AIG Parent-issued debt instruments of $181 million.

Dividends

During the three-month period ended March 31, 2022:

• We made a quarterly cash dividend payment of $365.625 per share on AIG’s Series A Preferred Stock totaling $7 million.

• We made a quarterly cash dividend payment of $0.32 per share on AIG Common Stock totaling $258 million.

• Corebridge made a cash dividend payment of $29 million in the aggregate to Blackstone.

Repurchases of Common Stock(c)

During the three-month period ended March 31, 2022, AIG Parent repurchased approximately 23 million shares of AIG Common Stock, for an aggregate purchase price of approximately $1.4 billion.

(a) As of May 4, 2022, Corebridge repaid approximately $6.5 billion of the $8.3 billion promissory note issued by Corebridge to AIG Parent in November 2021.

(b) In April 2022, we repurchased, through cash tender offers, approximately $6.8 billion aggregate principal amount of certain notes and debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $7.1 billion. On April 8, 2022, we announced that we will redeem all of our outstanding 1.500% Notes due 2023 (the 2023 Notes) on May 10, 2022 for a redemption price as determined in accordance with the indenture governing the 2023 Notes, plus accrued and unpaid interest. As of April 8, 2022, €750 million aggregate principal amount of the 2023 Notes were outstanding.

(c) Pursuant to a Securities Exchange Act of 1934 (the Exchange Act) Rule 10b5-1 repurchase plan that expires on May 20, 2022 (the Current 10b5-1 Plan), from April 1, 2022 to April 29, 2022, we repurchased approximately 10 million shares of AIG Common Stock for an aggregate purchase price of approximately $598 million. On May 3, 2022, the Board of Directors authorized the repurchase of $6.5 billion of AIG Common Stock (inclusive of the approximately $1.5 billion of expected remaining authorization upon expiration of the Current 10b5-1 Plan as of May 20, 2022).

Analysis of Sources and Uses of Cash

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates, effective management of our investment portfolio and operating expense discipline.

Interest payments totaled $243 million and $255 million in the three-month period ended March 31, 2022 and 2021. Excluding interest payments, AIG had operating cash inflows of $300 million in the three-month period ended March 31, 2022 compared to operating cash inflows of $895 million in the same period in the prior year.

Investing Cash Flow Activities

Net cash provided by investing activities in the three-month period ended March 31, 2022 was $853 million compared to net cash provided by investing activities of $1.5 billion in the same period in the prior year.

AIG | First Quarter 2022 Form 10-Q 124

ITEM 2 | Liquidity and Capital Resources

Financing Cash Flow Activities

Net cash used in financing activities in the three-month period ended March 31, 2022 reflected:

• approximately $258 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock.

• approximately $7 million in the aggregate to pay a dividend of $365.625 per share on AIG’s Series A Preferred Stock;

• approximately $29 million in the aggregate paid by Corebridge in the form of a cash dividend to Blackstone;

• approximately $1.4 billion to repurchase approximately 23 million shares of AIG Common Stock;

• approximately $4 million in net outflows from the issuance and repayment of long-term debt; and

• approximately $40 million in net outflows from the issuance and repayment of debt of consolidated investment entities.

Net cash used in financing activities in the three-month period ended March 31, 2021 reflected:

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

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of March 31, 2022, AIG Parent and applicable intermediate holding companies had approximately $13.6 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities and also include a committed, revolving syndicated credit facility. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales or repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.

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

In the normal course, it is expected that a portion of the capital released by our insurance companies, by our other operations or through the utilization of AIG’s deferred tax assets may be available to support our business strategies, for distribution to shareholders or for liability management.

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

125 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

The following table presents AIG Parent and applicable intermediate holding companies liquidity sources:

	As of	As of
(in millions)	March 31, 2022	December 31, 2021
Cash and short-term investments(a)	$2,584	$4,334
Unencumbered fixed maturity securities(b)	6,498	6,357
Total AIG Parent liquidity	9,082	10,691
Available capacity under committed, syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$13,582	$15,191

(a) Cash and short-term investments include agreements in which securities are purchased by us under agreements to resell totaling $528 million and $1.9 billion as of March 31, 2022 and December 31, 2021, respectively.

(b) Unencumbered securities consist of publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

(c) For additional information relating to this committed, syndicated credit facility, see – Credit Facilities below.

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

Our insurance companies may require additional funding to meet capital or liquidity needs under certain circumstances. For example, large catastrophes may require us to provide additional support to the affected operations of our General Insurance companies, and a shift in interest rates may require us to provide support to the affected operations of our Life and Retirement companies.

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

As part of their risk management framework, our insurance companies continue to evaluate and, where appropriate, pursue strategies and programs to improve their liquidity position and facilitate their ability to maintain a fully invested asset portfolio.

Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Borrowings from FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. General Insurance companies had no outstanding borrowings from FHLBs at both March 31, 2022 and December 31, 2021. Our U.S. Life and Retirement companies had $3.6 billion which were due to FHLBs in their respective districts at both March 31, 2022 and December 31, 2021, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits. Proceeds from funding agreements are generally invested in fixed income securities and other investments intended to generate spread income. These investment contracts do not have mortality or morbidity risk and are similar to GICs. In addition, our U.S. Life and Retirement companies had no outstanding borrowings in the form of cash advances from FHLBs at both March 31, 2022 and December 31, 2021.

Certain of our U.S. Life and Retirement companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life and Retirement companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments or partially used for short-term liquidity purposes. Additionally, the aggregate amount of securities that a Life and Retirement company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. Our U.S. Life and Retirement companies had $3.0 billion

AIG | First Quarter 2022 Form 10-Q 126

ITEM 2 | Liquidity and Capital Resources

and $3.3 billion of securities subject to these agreements at March 31, 2022 and December 31, 2021, respectively, and $3.2 billion and $3.4 billion of liabilities to borrowers for collateral received at March 31, 2022 and December 31, 2021, respectively.

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

AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by AIG Parent and/or certain subsidiaries in the event of a drawdown of these letters of credit. Letters of credit issued in support of the General Insurance companies totaled approximately $4.3 billion at March 31, 2022. Letters of credit issued in support of the Life and Retirement companies totaled approximately $357 million at March 31, 2022.

In the three-month period ended March 31, 2022, our General Insurance companies collectively paid to AIG Parent or applicable intermediate holding companies a total of approximately $500 million in dividends in the form of cash and fixed maturity securities and $11 million in tax sharing payments in the form of cash. The fixed maturity securities primarily included U.S. treasuries and securities issued by U.S. agencies.

In the three-month period ended March 31, 2022, our Life and Retirement companies collectively paid to AIG Parent or applicable intermediate holding companies a total of approximately $421 million in dividends in the form of cash and $514 million in tax sharing payments in the form of cash. On November 1, 2021, Corebridge declared a dividend payable to AIG Parent in the amount of $8.3 billion. In connection with such dividend, Corebridge issued a promissory note to AIG Parent in the amount of $8.3 billion, which is required to be paid to AIG Parent prior to the initial public offering of Corebridge. As of May 4, 2022, Corebridge repaid approximately $6.5 billion of the $8.3 billion promissory note.

Tax Matters

As previously disclosed, in October 2020, the Southern District of New York dismissed the case for the 1997 tax year related to the disallowance of foreign tax credits associated with cross border financing transactions based upon the settlement reached between AIG and the government. The settlement concluded our ongoing dispute related to the disallowance of foreign tax credits associated with cross border financing transactions. In March 2022, the parties agreed on the interest owed on the settlement for the years 1997 to 2006, which did not result in a material change to the previously recorded amounts and which concluded this matter.

For additional information regarding this matter, see Note 15 to the Condensed Consolidated Financial Statements.

Credit Facilities

We maintain a committed, revolving syndicated credit facility (the Facility) as a potential source of liquidity for general corporate purposes. The Facility provides for aggregate commitments by the bank syndicate to provide unsecured revolving loans and/or standby letters of credit of up to $4.5 billion without any limits on the type of borrowings and is scheduled to expire in November 2026.

As of March 31, 2022, a total of $4.5 billion remains available under the Facility. Our ability to utilize the Facility is not contingent on our credit ratings. However, our ability to utilize the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to utilize the Facility from time to time, and may use the proceeds for general corporate purposes.

On February 25, 2022, Corebridge entered into an 18-Month Delayed Draw Term Loan Agreement (the 18-Month DDTL Facility) among Corebridge, as borrower, the lenders party thereto and the administrative agent thereto, and a 3-Year Delayed Draw Term Loan Agreement (the 3-Year DDTL Facility) among Corebridge, as borrower, the lenders party thereto and the administrative agent thereto.

The 18-Month DDTL Facility and 3-Year DDTL Facility provided Corebridge with committed delayed draw term loan facilities in the aggregate principal amount of $6 billion and $3 billion, respectively. On April 6, 2022, in connection with the issuance of certain senior unsecured notes of Corebridge, (i) the commitments under the 18-Month DDTL Facility were terminated in full and (ii) the commitments under the 3-Year DDTL Facility were reduced from $3.0 billion to $2.5 billion. The ability to borrow under the 3-Year DDTL Facility is subject to, among other conditions, Corebridge’s confirmation to the administrative agent that an initial public offering of Corebridge is expected to be consummated within five business days following such borrowing. Commitments under the 3-Year DDTL Facility will remain available for borrowing until December 30, 2022, subject to the terms and conditions thereof.

127 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

As of May 3, 2022, a total of $2.5 billion remained available under the 3-Year DDTL Facility.

For information regarding the debt issuance of Corebridge, see Note 16 to the Condensed Consolidated Financial Statements.

Contractual Obligations

As of March 31, 2022, there have been no material changes in our contractual obligations from December 31, 2021, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Contractual Obligations in the 2021 Annual Report.

Off-Balance Sheet Arrangements and Commercial Commitments

As of March 31, 2022, there have been no material changes in our off-balance sheet arrangements and commercial commitments from December 31, 2021, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Off-Balance Sheet Arrangements and Commercial Commitments in the 2021 Annual Report.

Debt

AIG expects to service and repay general borrowings through maturing investments and dispositions of invested assets, future cash flows from operations, cash flows generated from invested assets, future debt or preferred stock issuances and other financing arrangements. AIG borrowings supported by assets of AIG include GIAs that are supported by cash and investments held by AIG Parent, certain non-insurance subsidiaries and amounts posted to third parties as collateral for the repayment of those obligations. Total debt includes debt of consolidated investments not guaranteed by AIG.

For additional information on GIAs and associated collateral posted, see Note 5 to the Condensed Consolidated Financial Statements.

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Three Months Ended March 31, 2022	December 31,		and	Foreign	Other		March 31,
(in millions)	2021	Issuances	Repayments	Exchange	Changes		2022
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$19,633	$-	$-	$(77)	$(73)	(e)	$19,483
Junior subordinated debt	1,164	-	-	(5)	-		1,159
AIG Japan Holdings Kabushiki Kaisha	333	-	-	(5)	-		328
AIGLH notes and bonds payable	199	-	-	-	1		200
AIGLH junior subordinated debt	227	-	-	-	-		227
Validus notes and bonds payable	293	-	-	-	(1)		292
Total AIG general borrowings	21,849	-	-	(87)	(73)		21,689
AIG borrowings supported by assets:(a)
AIG notes and bonds payable	-	-	-	-	81	(e)	81
Series AIGFP matched notes and bonds payable	18	-	-	-	-		18
GIAs, at fair value	1,803	11	(10)	-	(81)	(b)	1,723
Notes and bonds payable, at fair value	68	-	(2)	-	(7)	(b)	59
Total AIG borrowings supported by assets	1,889	11	(12)	-	(7)		1,881
Total debt issued or guaranteed by AIG	23,738	11	(12)	(87)	(80)		23,570
Other subsidiaries' notes, bonds, loans and
mortgages payable - not guaranteed by AIG	3	-	(1)	-	-		2
Total long-term debt	23,741	11	(13)	(87)	(80)		23,572

Debt of consolidated investment entities - not
guaranteed by AIG(c)	6,422	697	(737)	(14)	(2)	(d)	6,366

(a) AIG Parent guarantees all such debt, except for Series AIGFP matched notes and bonds payable and AIG notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties were $1.4 billion at both March 31, 2022 and December 31, 2021. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b) Primarily represents adjustments to the fair value of debt.

(c) Includes debt of consolidated investment entities related to real estate investments of $1.9 billion and other securitization vehicles of $4.5 billion at both March 31, 2022 and December 31, 2021.

(d) Includes the effect of consolidating previously unconsolidated partnerships.

(e) Includes reclassifications of debt between AIG general borrowings and AIG borrowings supported by assets.

AIG | First Quarter 2022 Form 10-Q 128

ITEM 2 | Liquidity and Capital Resources

On April 5, 2022, Corebridge issued senior unsecured notes in the aggregate principal amount of $6.5 billion, the proceeds of which were used to repay a portion of the $8.3 billion promissory note previously issued by Corebridge to AIG. In addition, in April 2022, AIG repurchased, through cash tender offers, approximately $6.8 billion aggregate principal amount of certain notes and debentures issued or guaranteed by AIG, and announced that it will redeem €750 million aggregate principal amount of its 1.500% Notes due 2023 on May 10, 2022. The net impact of the aforementioned transactions is expected to be the reduction of debt categorized as general borrowings of approximately $1.1 billion.

Debt Maturities

The following table summarizes maturing long-term debt at March 31, 2022 of AIG for the next four quarters:

	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter
(in millions)	2022	2022	2022	2023	Total
AIG general borrowings	$-	$-	$17	$-	$17
AIG borrowings supported by assets	17	19	13	5	54
Other subsidiaries' notes, bonds, loans and mortgages payable	-	-	1	-	1
Total	$17	$19	$31	$5	$72

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

March 31, 2022		Remainder	Year Ending
(in millions)	Total	of 2022	2023	2024	2025	2026	2027	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$19,483	$17	$1,510	$999	$2,741	$1,534	$1,103	$11,579
Junior subordinated debt	1,159	-	-	-	-	-	-	1,159
AIG Japan Holdings Kabushiki Kaisha	328	-	215	-	113	-	-	-
AIGLH notes and bonds payable	200	-	-	-	101	-	-	99
AIGLH junior subordinated debt	227	-	-	-	-	-	-	227
Validus notes and bonds payable	292	-	-	-	-	-	-	292
Total AIG general borrowings	21,689	17	1,725	999	2,955	1,534	1,103	13,356
AIG borrowings supported by assets:
AIG notes and bonds payable	81	-	62	-	12	7	-	-
Series AIGFP matched notes and
bonds payable	18	-	-	-	-	-	-	18
GIAs, at fair value	1,723	49	122	141	548	96	63	704
Notes and bonds payable, at fair value	59	-	-	-	-	-	-	59
Total AIG borrowings supported by assets	1,881	49	184	141	560	103	63	781
Total debt issued or guaranteed by AIG	23,570	66	1,909	1,140	3,515	1,637	1,166	14,137
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans
and mortgages payable	2	1	1	-	-	-	-	-
Total debt not guaranteed by AIG	2	1	1	-	-	-	-	-
Total*	$23,572	$67	$1,910	$1,140	$3,515	$1,637	$1,166	$14,137

* Does not reflect $6.4 billion of notes issued by consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.

129 AIG | First Quarter 2022 Form 10-Q

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

	Short-Term Debt		Senior Long-Term Debt
	Moody’s	S&P	Moody’s(a)	S&P(b)	Fitch(c)
American International Group, Inc.	P-2 (2nd of 4)	A-2 (2nd of 5)	Baa 2 (4th of 9) /	BBB+ (4th of 9) /	BBB+ (4th of 9) /
			Stable	Negative	Stable
AIG Financial Products Corp.(d)	P-2	A-2	Baa 2 (4th of 9) /	BBB+ /
			Stable	Negative
Corebridge Financial, Inc.			Baa 2 (4th of 9) /	BBB+ (4th of 9) /	BBB+ (4th of 9) /
			Stable	Stable	Stable

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

(d) AIG guarantees all obligations of AIG Financial Products Corp.

These credit ratings are current opinions of the rating agencies. They may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request. For a discussion of rating agency actions in response to AIG’s separation of its Life and Retirement business from AIG, see – Rating Agency Actions Related to Corebridge Senior Note Offering and Other Recent Actions below.

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

For information regarding the effects of downgrades in our credit ratings see Note 9 to the Condensed Consolidated Financial Statements and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit – “A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, results of operations, financial condition and liquidity” in the 2021 Annual Report.

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

AIG | First Quarter 2022 Form 10-Q 130

ITEM 2 | Liquidity and Capital Resources

These financial strength ratings are current opinions of the rating agencies. They may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances.

For information regarding the effects of downgrades in our financial strength ratings see Note 9 to the Condensed Consolidated Financial Statements and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit – “A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, results of operations, financial condition and liquidity” in the 2021 Annual Report.

Rating Agency Actions RELATED TO COREBRIDGE SENIOR NOTE OFFERING AND other RECENT ACTIONS

• On March 29, 2022, Moody’s affirmed ratings on Corebridge entities and revised the outlook from Negative to Stable. On March 31, 2022, Moody’s assigned a Baa2 rating to the senior debt of Corebridge.

• On March 29, 2022, S&P affirmed the ratings of AIG and subsidiaries and revised the outlook on AIG and General Insurance from CreditWatch Negative to Negative. On March 29, 2022, S&P affirmed the ratings of Corebridge and revised the outlook from CreditWatch Developing to Stable. On March 31, 2022, S&P assigned a rating of BBB+ to the senior debt of Corebridge.

• On March 4, 2022, Fitch affirmed the ratings of AIG and subsidiaries and revised the outlook on General Insurance from Stable to Positive and revised the outlook for AIG senior debt from Rating Watch Negative to Stable. On March 31, 2022, Fitch assigned a rating of BBB+ to the senior debt of Corebridge.

• On October 7, 2021, A.M. Best affirmed all of the financial strength and issuer credit ratings of AIG and subsidiaries with Stable outlooks.

For additional information regarding the debt issuance of Corebridge, see Note 16 to the Condensed Consolidated Financial Statements.

Regulation and Supervision

For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources see Part I, Item 1. Business – Regulation and Part I, Item 1A. Risk Factors – Regulation in the 2021 Annual Report, and Regulatory Environment below in this MD&A.

Dividends

The following table presents declaration date, record date, payment date and dividends paid per common share on AIG Common Stock in the three months ended March 31, 2022:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Common Share
February 16, 2022	March 17, 2022	March 31, 2022	$0.32

On May 3, 2022, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 30, 2022 to shareholders of record on June 16, 2022.

The following table presents declaration date, record date, payment date and dividends paid per preferred share and per depository share on the Series A Preferred Stock in the three months ended March 31, 2022:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
February 16, 2022	February 28, 2022	March 15, 2022	$365.625	$0.365625

On May 3, 2022, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on June 15, 2022 to holders of record on May 31, 2022.

The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, as discussed further in Note 12 to the Condensed Consolidated Financial Statements.

131 AIG | First Quarter 2022 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Repurchases of AIG Common Stock

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. During the three-month period ended March 31, 2022, AIG Parent repurchased approximately 23 million shares of AIG Common Stock for an aggregate purchase price of $1.4 billion. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan that expires on May 20, 2022 (the Current 10b5-1 Plan), from April 1, 2022 to April 29, 2022, we repurchased approximately $598 million of additional shares of AIG Common Stock. On May 3, 2022, the Board of Directors authorized the repurchase of $6.5 billion of AIG Common Stock (inclusive of the approximately $1.5 billion of expected remaining authorization upon expiration of the Current 10b5-1 Plan as of May 20, 2022).

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

For information regarding restrictions on payments of dividends by our subsidiaries see Note 18 to the Consolidated Financial Statements in the 2021 Annual Report.

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

AIG employs a Three Lines of Defense model. AIG’s business leaders assume full accountability for the risks and controls in their operating units, and ERM performs a review, challenge and oversight function. The third line consists of our Internal Audit Group that provides independent assurance for AIG’s Board of Directors.

For additional information on AIG’s risk management program, see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2021 Annual Report.

As of March 31, 2022, there have been no material changes in our economic exposure to market risk from December 31, 2021, a description of which may be found in Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2021 Annual Report. See Part I, Item 1A. Risk Factors in the 2021 Annual Report on how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

AIG | First Quarter 2022 Form 10-Q 132

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

For information regarding sanctions related to the Russia/Ukraine conflict, see Executive Summary – Overview.

For information regarding our regulation and supervision by different regulatory authorities in the United States and abroad, see Part I, Item 1. Business – Regulation and Part I, Item 1A. Risk Factors – Regulation in the 2021 Annual Report.

133 AIG | First Quarter 2022 Form 10-Q

Glossary

Glossary

Accident year The annual calendar accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.

Accident year combined ratio, as adjusted (Accident year combined ratio, ex-CAT) The combined ratio excluding catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting.

Accident year loss ratio, as adjusted (Accident year loss ratio, ex-CAT) The loss ratio excluding catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting.

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

Base spread Net investment income excluding income from alternative investments and other enhancements, less interest credited excluding amortization of deferred sales inducements.

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

AIG | First Quarter 2022 Form 10-Q 134

Glossary

DAC Related to Unrealized Appreciation (Depreciation) of Investments An adjustment to DAC and Reserves for investment-oriented products, equal to the change in DAC and unearned revenue amortization that would have been recorded if fixed maturity securities available for sale at fair value had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. An adjustment to benefit reserves for investment-oriented products is also recognized to reflect the application of the benefit ratio to the accumulated assessments that would have been recorded if fixed maturity securities available for sale at fair value had been sold at their stated aggregate fair value and the proceeds reinvested at current yields.

For long-duration traditional products, significant unrealized appreciation of investments in a sustained low interest rate environment may cause additional future policy benefit liabilities to be recorded.

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

DSI Deferred Sales Inducements Represents enhanced crediting rates or bonus payments to contract holders on certain annuity and investment contract products that meet the criteria to be deferred and amortized over the life of the contract.

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

135 AIG | First Quarter 2022 Form 10-Q

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

AIG | First Quarter 2022 Form 10-Q 136

Acronyms

Acronyms

A&H Accident and Health Insurance	GMDB Guaranteed Minimum Death Benefits
ABS Asset-Backed Securities	GMWB Guaranteed Minimum Withdrawal Benefits
APTI Adjusted pre-tax income	ISDA International Swaps and Derivatives Association, Inc.
AUM Assets Under Management	Moody's Moody's Investors’ Service Inc.
CDO Collateralized Debt Obligations	NAIC National Association of Insurance Commissioners
CDS Credit Default Swap	NM Not Meaningful
CMA Capital Maintenance Agreement	ORR Obligor Risk Ratings
CMBS Commercial Mortgage-Backed Securities	OTC Over-the-Counter
EGPs Estimated Gross Profits	OTTI Other-Than-Temporary Impairment
FASB Financial Accounting Standards Board	RMBS Residential Mortgage-Backed Securities
FRBNY Federal Reserve Bank of New York	S&P Standard & Poor’s Financial Services LLC
GAAP Accounting Principles Generally Accepted in the United	SEC Securities and Exchange Commission
States of America	URR Unearned Revenue Reserve
GIA Guaranteed Investment Agreements	VIE Variable Interest Entity

137 AIG | First Quarter 2022 Form 10-Q

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

ITEM 4 | Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by American International Group, Inc. (AIG) management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2022. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AIG | First Quarter 2022 Form 10-Q 138

Part II – Other Information

ITEM 1 | Legal Proceedings

For a discussion of legal proceedings see Note 11 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A | Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in the 2021 Annual Report.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended March 31, 2022:

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
January 1 – 31	6,137,986	$58.67	6,137,986	$3,583
February 1 – 28	5,813,896	61.14	5,813,896	3,227
March 1 – 31	11,421,622	60.18	11,421,622	2,540
Total	23,373,504	$60.02	23,373,504	$2,540

During the three-month period ended March 31, 2022, AIG Parent repurchased approximately 23 million shares of AIG common stock, par value $2.50 per share (AIG Common Stock) for an aggregate purchase price of $1.4 billion.

As of March 31, 2022, approximately $2.5 billion remained under the then-existing share repurchase authorization. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan that expires on May 20, 2022 (the Current 10b5-1 Plan), from April 1, 2022 to April 29, 2022, we repurchased approximately 10 million shares of AIG Common Stock for an aggregate purchase price of approximately $598 million. On May 3, 2022, the Board of Directors authorized the repurchase of $6.5 billion of AIG Common Stock (inclusive of the approximately $1.5 billion of expected remaining authorization upon expiration of the Current 10b5-1 Plan as of May 20, 2022).

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

ITEM 4 | Mine Safety Disclosures

Not applicable.

139 AIG | First Quarter 2022 Form 10-Q

ITEM 6 | Exhibits

Exhibit Index

Exhibit Number	Description	Location
4	(1) Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee.	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(2) First Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 3.500% Senior Notes due 2025 (2025 Notes).	Incorporated by reference to Exhibit 4.2 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(3) Second Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 3.650% Senior Notes due 2027 (2027 Notes).	Incorporated by reference to Exhibit 4.3 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(4) Third Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 3.850% Senior Notes due 2029 (2029 Notes).	Incorporated by reference to Exhibit 4.4 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(5) Fourth Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 3.900% Senior Notes due 2032 (2032 Notes).	Incorporated by reference to Exhibit 4.5 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(6) Fifth Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 4.350% Senior Notes due 2042 (2042 Notes).	Incorporated by reference to Exhibit 4.6 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(7) Sixth Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 4.400% Senior Notes due 2052 (2052 Notes).	Incorporated by reference to Exhibit 4.7 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
(8) Form of the 2025 Notes (included in Exhibit 4.2)
(9) Form of the 2027 Notes (included in Exhibit 4.3)
(10) Form of the 2029 Notes (included in Exhibit 4.4)
(11) Form of the 2032 Notes (included in Exhibit 4.5)
(12) Form of the 2042 Notes (included in Exhibit 4.6)
(13) Form of the 2052 Notes (included in Exhibit 4.7)
10	(1) 18-Month Delayed Draw Term Agreement, dated as of February 25, 2022, among SAFG Retirement Services, Inc., as borrower, the lenders party thereto and the administrative agent party thereto.	Filed herewith.
	(2) 3-Year Delayed Draw Term Agreement, dated as of February 25, 2022, among SAFG Retirement Services, Inc., as borrower, the lenders party thereto and the administrative agent party thereto.	Filed herewith.
	(3) AIG Long-Term Incentive Plan (as amended and restated March 2022)	Filed herewith.
	(4) Form of Long-Term Incentive Award Agreement (as of March 2022)	Filed herewith.
22	Guaranteed Securities	None.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2022 and 2021, (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021 and (vi) the Notes to the Condensed Consolidated Financial Statements

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

AIG | First Quarter 2022 Form 10-Q 140

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ SHANE FITZSIMONS
Shane Fitzsimons
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/S/ KATHLEEN CARBONE
Kathleen Carbone
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: May 5, 2022

141 AIG | First Quarter 2022 Form 10-Q