Form 10-Q
period 2022-06-30
AMERICAN INTERNATIONAL GROUP, INC.
filed 2022-08-09
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

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
——————————
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2022, there were 760,416,143 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

FORM 10-Q

AIG | Second Quarter 2022 Form 10-Q	1

Part I – Financial Information
Item 1. | Financial Statements

American International Group, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	June 30, 2022	December 31, 2021
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $175 in 2022 and $98 in 2021 (amortized cost: 2022 - $252,877; 2021 - $259,210)*	$232,735	$277,202
Other bond securities, at fair value (See Note 5)*	6,898	6,278
Equity securities, at fair value (See Note 5)*	629	739
Mortgage and other loans receivable, net of allowance for credit losses of $603 in 2022 and $629 in 2021*	49,314	46,048
Other invested assets (portion measured at fair value: 2022 - $11,709; 2021 - $10,504)*	16,040	15,668
Short-term investments, including restricted cash of $281 in 2022 and $197 in 2021 (portion measured at fair value: 2022 - $3,431; 2021 - $4,426)*	9,446	13,357
Total investments	315,062	359,292
Cash*	2,378	2,198
Accrued investment income*	2,232	2,239
Premiums and other receivables, net of allowance for credit losses and disputes of $180 in 2022 and $185 in 2021	15,000	12,409
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2022 and $0 in 2021	32,965	33,365
Reinsurance assets - other, net of allowance for credit losses and disputes of $342 in 2022 and $333 in 2021	41,512	40,919
Deferred income taxes	14,353	11,714
Deferred policy acquisition costs	14,838	10,514
Other assets, net of allowance for credit losses of $49 in 2022 and $49 in 2021, including restricted cash of $69 in 2022 and $32 in 2021 (portion measured at fair value: 2022 - $464; 2021 - $957)*	13,863	14,351
Separate account assets, at fair value	86,735	109,111
Total assets	$538,938	$596,112
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2022 and $14 in 2021	$76,739	$79,026
Unearned premiums	21,120	19,313
Future policy benefits for life and accident and health insurance contracts	57,676	59,950
Policyholder contract deposits (portion measured at fair value: 2022 - $6,997; 2021 - $9,736)	156,557	156,686
Other policyholder funds	3,835	3,476
Fortitude Re funds withheld payable (portion measured at fair value: 2022 - $(638); 2021 - $5,922)	32,970	40,771
Other liabilities (portion measured at fair value: 2022 - $280; 2021 - $586)*	28,044	28,704
Long-term debt (portion measured at fair value: 2022 - $1,664; 2021 - $1,871)	22,186	23,741
Debt of consolidated investment entities*	6,252	6,422
Separate account liabilities	86,735	109,111
Total liabilities	492,114	527,200
Contingencies, commitments and guarantees (See Note 11)
AIG shareholders’ equity:
Series A non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares authorized; shares issued: 2022 - 20,000 and 2021 - 20,000; liquidation preference $500	485	485
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2022 - 1,906,671,492 and 2021 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2022 - 1,135,399,976 shares; 2021 - 1,087,984,129 shares of common stock	(54,480)	(51,618)
Additional paid-in capital	81,679	81,851
Retained earnings	30,550	23,785
Accumulated other comprehensive income (loss)	(17,656)	6,687
Total AIG shareholders’ equity	45,344	65,956
Non-redeemable noncontrolling interests	1,480	2,956
Total equity	46,824	68,912
Total liabilities and equity	$538,938	$596,112
*See Note 8 for details of balances associated with variable interest entities.
See accompanying Notes to Condensed Consolidated Financial Statements.

2	AIG | Second Quarter 2022 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per common share data)	2022	2021	2022	2021
Revenues:
Premiums	$7,516	$7,914	$14,626	$14,421
Policy fees	742	771	1,506	1,555
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	2,416	3,168	5,362	6,339
Net investment income - Fortitude Re funds withheld assets	188	507	479	993
Total net investment income	2,604	3,675	5,841	7,332
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	702	(43)	1,943	652
Net realized gains (losses) on Fortitude Re funds withheld assets	(86)	173	(226)	346
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	2,776	(2,056)	6,094	326
Total net realized gains (losses)	3,392	(1,926)	7,811	1,324
Other income	187	247	465	503
Total revenues	14,441	10,681	30,249	25,135
Benefits, losses and expenses:
Policyholder benefits and losses incurred	5,123	6,084	10,378	11,223
Interest credited to policyholder account balances	910	872	1,787	1,740
Amortization of deferred policy acquisition costs	1,298	915	2,735	2,219
General operating and other expenses	2,223	2,218	4,404	4,306
Interest expense	266	338	529	680
Loss on extinguishment of debt	299	106	299	98
Net (gain) loss on divestitures	1	1	(39)	(6)
Total benefits, losses and expenses	10,120	10,534	20,093	20,260
Income from continuing operations before income tax expense (benefit)	4,321	147	10,156	4,875
Income tax expense (benefit)	928	(3)	2,107	795
Income from continuing operations	3,393	150	8,049	4,080
Loss from discontinued operations, net of income taxes	(1)	—	(1)	—
Net income	3,392	150	8,048	4,080
Less:
Net income from continuing operations attributable to noncontrolling interests	356	51	752	105
Net income attributable to AIG	3,036	99	7,296	3,975
Less: Dividends on preferred stock	8	8	15	15
Net income attributable to AIG common shareholders	$3,028	$91	$7,281	$3,960
Income per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$3.83	$0.11	$9.06	$4.58
Income from discontinued operations	$—	$—	$—	$—
Net income attributable to AIG common shareholders	$3.83	$0.11	$9.06	$4.58
Diluted:
Income from continuing operations	$3.78	$0.11	$8.95	$4.53
Income from discontinued operations	$—	$—	$—	$—
Net income attributable to AIG common shareholders	$3.78	$0.11	$8.95	$4.53
Weighted average shares outstanding:
Basic	790,897,301	862,930,931	803,532,447	865,508,343
Diluted	800,730,746	872,877,303	813,298,338	874,566,280
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Second Quarter 2022 Form 10-Q	3

American International Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Net income	$3,392	$150	$8,048	$4,080
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	40	4	(5)	37
Change in unrealized appreciation (depreciation) of all other investments	(12,538)	3,710	(26,145)	(3,489)
Change in foreign currency translation adjustments	(281)	14	(286)	139
Change in retirement plan liabilities adjustment	16	14	25	11
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	(4)	—	(4)	(1)
Other comprehensive income (loss)	(12,767)	3,742	(26,415)	(3,303)
Comprehensive income (loss)	(9,375)	3,892	(18,367)	777
Comprehensive income (loss) attributable to noncontrolling interests	(655)	50	(1,320)	104
Comprehensive income (loss) attributable to AIG	$(8,720)	$3,842	$(17,047)	$673
See accompanying Notes to Condensed Consolidated Financial Statements.

4	AIG | Second Quarter 2022 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Equity(unaudited)

(in millions)	Preferred Stock and Additional Paid-in Capital	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Three Months Ended June 30, 2022
Balance, beginning of period	$485	$4,766	$(52,791)	$81,620	$27,764	$(5,900)	$55,944	$2,159	$58,103
Common stock issued under stock plans	—	—	10	(5)	—	—	5	—	5
Purchase of common stock	—	—	(1,699)	—	—	—	(1,699)	—	(1,699)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	3,036	—	3,036	356	3,392
Dividends on preferred stock	—	—	—	—	(8)	—	(8)	—	(8)
Dividends on common stock	—	—	—	—	(248)	—	(248)	—	(248)
Other comprehensive loss	—	—	—	—	—	(11,756)	(11,756)	(1,011)	(12,767)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(35)	(35)
Other	—	—	—	64	6	—	70	6	76
Balance, end of period	$485	$4,766	$(54,480)	$81,679	$30,550	$(17,656)	$45,344	$1,480	$46,824
Three Months Ended June 30, 2021
Balance, beginning of period	$485	$4,766	$(49,412)	$81,253	$19,121	$6,466	$62,679	$881	$63,560
Common stock issued under stock plans	—	—	7	(5)	—	—	2	—	2
Purchase of common stock	—	—	(230)	—	—	—	(230)	—	(230)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	99	—	99	51	150
Dividends on preferred stock	—	—	—	—	(8)	—	(8)	—	(8)
Dividends on common stock	—	—	—	—	(274)	—	(274)	—	(274)
Other comprehensive income (loss)	—	—	—	—	—	3,743	3,743	(1)	3,742
Net decrease due to divestitures and acquisitions	—	—	—	—	—	—	—	(17)	(17)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(91)	(91)
Other	—	—	1	74	(3)	—	72	—	72
Balance, end of period	$485	$4,766	$(49,634)	$81,322	$18,935	$10,209	$66,083	$825	$66,908

AIG | Second Quarter 2022 Form 10-Q	5

American International Group, Inc.
Condensed Consolidated Statements of Equity (unaudited)(continued)

(in millions)	Preferred Stock and Additional Paid-in Capital	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Six Months Ended June 30, 2022
Balance, beginning of the year	$485	$4,766	$(51,618)	$81,851	$23,785	$6,687	$65,956	$2,956	$68,912
Common stock issued under stock plans	—	—	240	(325)	—	—	(85)	—	(85)
Purchase of common stock	—	—	(3,102)	—	—	—	(3,102)	—	(3,102)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	7,296	—	7,296	752	8,048
Dividends on preferred stock	—	—	—	—	(15)	—	(15)	—	(15)
Dividends on common stock	—	—	—	—	(506)	—	(506)	—	(506)
Other comprehensive loss	—	—	—	—	—	(24,343)	(24,343)	(2,072)	(26,415)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(167)	(167)
Other	—	—	—	153	(10)	—	143	6	149
Balance, end of period	$485	$4,766	$(54,480)	$81,679	$30,550	$(17,656)	$45,344	$1,480	$46,824
Six Months Ended June 30, 2021
Balance, beginning of year	$485	$4,766	$(49,322)	$81,418	$15,504	$13,511	$66,362	$837	$67,199
Common stock issued under stock plans	—	—	178	(260)	—	—	(82)	—	(82)
Purchase of common stock	—	—	(592)	—	—	—	(592)	—	(592)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	3,975	—	3,975	105	4,080
Dividends on preferred stock	—	—	—	—	(15)	—	(15)	—	(15)
Dividends on common stock	—	—	—	—	(550)	—	(550)	—	(550)
Other comprehensive loss	—	—	—	—	—	(3,302)	(3,302)	(1)	(3,303)
Net increase due to divestitures and acquisitions	—	—	—	—	—	—	—	58	58
Contributions from noncontrolling interests	—	—	—	—	—	—	—	7	7
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(181)	(181)
Other	—	—	102	164	21	—	287	—	287
Balance, end of period	$485	$4,766	$(49,634)	$81,322	$18,935	$10,209	$66,083	$825	$66,908
See accompanying Notes to Condensed Consolidated Financial Statements.

6	AIG | Second Quarter 2022 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$8,048	$4,080
Loss from discontinued operations	1	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net (gains) losses on sales of securities available for sale and other assets	749	(579)
Net gain on divestitures	(39)	(6)
Loss on extinguishment of debt	299	98
Unrealized gains in earnings - net	(3,238)	(1,267)
Equity in (income) loss from equity method investments, net of dividends or distributions	(180)	31
Depreciation and other amortization	2,698	2,370
Impairments of assets	1	25
Changes in operating assets and liabilities:
Insurance reserves	1,402	4,889
Premiums and other receivables and payables - net	(7,646)	(1,381)
Reinsurance assets, net	20	(1,928)
Capitalization of deferred policy acquisition costs	(2,543)	(2,688)
Current and deferred income taxes - net	1,842	199
Other, net	(783)	(1,033)
Total adjustments	(7,418)	(1,270)
Net cash provided by operating activities	631	2,810
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	14,660	12,559
Other securities	769	465
Other invested assets	1,565	1,807
Maturities of fixed maturity securities available for sale	10,416	17,749
Principal payments received on and sales of mortgage and other loans receivable	3,542	4,115
Purchases of:
Available for sale securities	(21,832)	(34,667)
Other securities	(2,143)	(95)
Other invested assets	(1,023)	(1,558)
Mortgage and other loans receivable	(7,592)	(3,719)
Net change in short-term investments	3,787	3,065
Other, net	385	(1,366)
Net cash provided by (used in) investing activities	2,534	(1,645)
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	12,457	13,172
Policyholder contract withdrawals	(9,467)	(11,214)
Issuance of long-term debt	6,476	54
Issuance of debt of consolidated investment entities	808	2,542
Repayments of long-term debt	(7,600)	(1,839)
Repayments of debt of consolidated investment entities	(941)	(2,560)
Purchase of common stock	(3,105)	(592)
Dividends paid on preferred stock	(15)	(15)
Dividends paid on common stock	(506)	(550)
Other, net	(900)	(298)
Net cash used in financing activities	(2,793)	(1,300)
Effect of exchange rate changes on cash and restricted cash	(72)	(34)
Net increase (decrease) in cash and restricted cash	301	(169)
Cash and restricted cash at beginning of year	2,427	3,230
Cash and restricted cash at end of period	$2,728	$3,061

AIG | Second Quarter 2022 Form 10-Q	7

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)(continued)
Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Six Months Ended June 30,
(in millions)	2022	2021
Cash	$2,378	$2,760
Restricted cash included in Short-term investments*	281	59
Restricted cash included in Other assets*	69	242
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$2,728	$3,061
Cash paid during the period for:
Interest	$574	$592
Taxes	$265	$596
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk transfer transactions	$—	$477
Fixed maturity securities received in connection with reinsurance transactions	$2	$161
Fixed maturity securities transferred in connection with reinsurance transactions	$(212)	$(695)
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$1,728	$1,783
Fee income debited to policyholder contract deposits included in financing activities	$(844)	$(847)
*Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to real estate.
See accompanying Notes to Condensed Consolidated Financial Statements.

8	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 1. Basis of Presentation

1. Basis of Presentation
American International Group, Inc. (AIG) is a leading global insurance organization serving customers in approximately 70 countries and jurisdictions. AIG companies serve commercial and individual customers through one of the most extensive worldwide property-casualty networks of any insurer. In addition, AIG companies are leading providers of life insurance and retirement services in the United States. AIG Common Stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG). Unless the context indicates otherwise, the terms “AIG,” “we,” “us”, “our” or "the Company" mean American International Group, Inc. and its consolidated subsidiaries and the term “AIG Parent” means American International Group, Inc. and not any of its consolidated subsidiaries.
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
Certain of our foreign subsidiaries included in the Condensed Consolidated Financial Statements report on the basis of a fiscal year ending November 30. The effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these Condensed Consolidated Financial Statements has been considered for adjustment and/or disclosure. In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein. Operating results for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2022 and prior to the issuance of these Condensed Consolidated Financial Statements.
SALES/DISPOSALS OF ASSETS AND BUSINESSES
Separation of Life and Retirement Business and Relationship with Blackstone Inc.
On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. On November 2, 2021, AIG and Blackstone Inc. (Blackstone) completed the acquisition by Blackstone of a 9.9 percent equity stake in Corebridge Financial, Inc., formerly known as SAFG Retirement Services, Inc. (Corebridge), which is the holding company for AIG’s Life and Retirement business. Pursuant to the definitive agreement, Blackstone will be required to hold its ownership interest in Corebridge following the completion of the separation of the Life and Retirement business, subject to exceptions permitting Blackstone to sell 25%, 67% and 75% of its shares after the first, second and third anniversaries, respectively, of the initial public offering of Corebridge (the IPO), with the transfer restrictions terminating in full on the fifth anniversary of the IPO. In the event that the IPO of Corebridge is not completed prior to November 2, 2023, Blackstone will have the right to require AIG to undertake the IPO, and in the event that the IPO has not been completed prior to November 2, 2024, Blackstone will have the right to exchange all or a portion of its ownership interest in Corebridge for shares of AIG’s common stock on the terms set forth in the definitive agreement. On November 1, 2021, Corebridge declared a dividend payable to AIG Parent in the amount of $8.3 billion. In connection with such dividend, Corebridge issued a promissory note to AIG Parent in the amount of $8.3 billion, which is required to be paid to AIG Parent prior to the IPO of Corebridge. On April 5, 2022, Corebridge issued senior unsecured notes in the aggregate principal amount of $6.5 billion, the proceeds of which were used to repay a portion of the $8.3 billion promissory note previously issued by Corebridge to AIG. While we currently believe the IPO is the next step in the separation of the Life and Retirement business from AIG, no assurance can be given regarding the form that future separation transactions may take or the specific terms or timing thereof, or that a separation will in fact occur. Any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the Securities and Exchange Commission.
On December 15, 2021, AIG and Blackstone Real Estate Income Trust (BREIT), a long-term, perpetual capital vehicle affiliated with Blackstone, completed the acquisition by BREIT of AIG’s interests in a U.S. affordable housing portfolio. The historical results of the U.S. affordable housing portfolio were reported in our Life and Retirement operating segments.

AIG | Second Quarter 2022 Form 10-Q	9

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
DEBT CASH TENDER OFFERS AND REDEMPTIONS
In the six months ended June 30, 2022, we repurchased, through cash tender offers, and redeemed $7.6 billion aggregate principal amount of certain notes and debentures issued or guaranteed by AIG, for an aggregate purchase price of $7.8 billion, resulting in a total loss on extinguishment of debt of $299 million.
DEBT ISSUANCE
On April 5, 2022, Corebridge issued and sold $6.5 billion of senior unsecured notes consisting of $1.0 billion aggregate principal amount of its 3.50% Senior Notes due 2025, $1.25 billion aggregate principal amount of its 3.65% Senior Notes due 2027, $1.0 billion aggregate principal amount of its 3.85% Senior Notes due 2029, $1.5 billion aggregate principal amount of its 3.90% Senior Notes due 2032, $500 million aggregate principal amount of its 4.35% Senior Notes due 2042 and $1.25 billion aggregate principal amount of its 4.40% Senior Notes due 2052.
CREDIT FACILITIES
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
As of June 30, 2022, a total of $2.5 billion remained available for borrowing under the 3-Year DDTL Facility.
On May 12, 2022, Corebridge entered into a revolving syndicated credit facility (the Corebridge Facility) as a potential source of liquidity for general corporate purposes. The Corebridge Facility provides for aggregate commitments by the bank syndicate to provide unsecured revolving loans and/or standby letters of credit of up to $2.5 billion without any limits on the type of borrowings and is scheduled to expire on May 12, 2027 or if the IPO has not occurred on or prior to December 29, 2023, on such date. As of June 30, 2022, a total of $2.5 billion remained available for borrowing under the Corebridge Facility.

10	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 1. Basis of Presentation

USE OF ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires the application of accounting policies that often involve a significant degree of judgment. Accounting policies that we believe are most dependent on the application of estimates and assumptions are considered our critical accounting estimates and are related to the determination of:
•loss reserves;
•future policy benefit reserves for life and accident and health insurance contracts;
•liabilities for guaranteed benefit features of variable annuity, fixed annuity and fixed index annuity products;
•embedded derivative liabilities for fixed index annuity and life products;
•estimated gross profits to value deferred acquisition costs and unearned revenue for investment-oriented products;
•reinsurance assets, including the allowance for credit losses and disputes;
•goodwill impairment;
•allowance for credit losses on certain investments, primarily on loans and available for sale fixed maturity securities;
•legal contingencies;
•fair value measurements of certain financial assets and financial liabilities; and
•income taxes, in particular the recoverability of our deferred tax asset and establishment of provisions for uncertain tax positions.
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

AIG | Second Quarter 2022 Form 10-Q	11

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
In addition to the above, the standard also:
•Requires the review and if necessary, update of future policy benefit assumptions at least annually for traditional and limited pay long duration contracts, with the recognition and separate presentation of any resulting re-measurement gain or loss (except for discount rate changes as noted above) in the income statement.
•Simplifies the amortization of DAC to a constant level basis over the expected term of the related contracts with adjustments for unexpected terminations, but no longer requires an impairment test.
•Increased disclosures of disaggregated roll-forwards of several balances, including: liabilities for future policy benefits, deferred acquisition costs, account balances, market risk benefits, separate account liabilities and information about significant inputs, judgments and methods used in measurement and changes thereto and impact of those changes.
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

12	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

Fair Value Measurement
On June 30, 2022, the FASB issued an accounting standards update to address diversity in practice by clarifying that a contractual sale restriction should not be considered in the measurement of the fair value of an equity security. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities. The guidance is effective for public companies for fiscal years beginning after December 15, 2023 and interim period within those years, with early adoption permitted. For entities other than investment companies, the accounting standards update applies prospectively, with any adjustments resulting from adoption recognized in earnings on the date of adoption. We are assessing the impact of this standard.

3. Segment Information
We report our results of operations consistent with the manner in which our chief operating decision makers review the business to assess performance and allocate resources, as follows:
GENERAL INSURANCE
General Insurance business is presented as two operating segments:
•North America – consists of insurance businesses in the United States, Canada and Bermuda, and our global reinsurance business, AIG Re.
•International – consists of regional insurance businesses in Japan, the United Kingdom, Europe, Middle East and Africa (EMEA region), Asia Pacific, Latin America and Caribbean, and China. International also includes the results of Talbot Holdings, Ltd. as well as AIG’s Global Specialty business.
North America and International operating segments consist of the following products:
–Commercial Lines – consists of Property, Liability, Financial Lines, and Specialty.
–Personal Insurance – consists of Accident & Health and Personal Lines.
LIFE AND RETIREMENT
Life and Retirement business is presented as four operating segments:
•Individual Retirement – consists of fixed annuities, fixed index annuities, variable annuities and retail mutual funds.
•Group Retirement – consists of record-keeping, plan administrative and compliance services, financial planning and advisory solutions offered to employer-defined contribution plan participants, along with proprietary and non-proprietary annuities and advisory and brokerage products offered outside of plans.
•Life Insurance – primary products in the U.S. include term life and universal life insurance. International operations primarily include distribution of life and health products in the UK and Ireland.
•Institutional Markets – consists of stable value wrap products, structured settlement and pension risk transfer annuities, corporate- and bank-owned life insurance, high net worth products and guaranteed investment contracts (GICs).
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
We evaluate segment performance based on adjusted revenues and adjusted pre-tax income (loss). Adjusted revenues and adjusted pre-tax income (loss) are derived by excluding certain items from total revenues and pre-tax income (loss), respectively. These items generally fall into one or more of the following broad categories: legacy matters having no relevance to our current businesses or operating performance; adjustments to enhance transparency to the underlying economics of transactions; and measures that we believe to be common to the industry. Legal entities are attributed to each segment based upon the predominance of activity in that legal entity. For the items excluded from adjusted revenues and adjusted pre-tax income (loss) see the table below.

AIG | Second Quarter 2022 Form 10-Q	13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

The following table presents AIG’s continuing operations by operating segment:

Three Months Ended June 30,	2022			2021
(in millions)	Adjusted Revenues	Adjusted Pre-tax Income (Loss)		Adjusted Revenues	Adjusted Pre-tax Income (Loss)
General Insurance
North America	$2,972	$406	(a)	$2,685	$169	(a)
International	3,414	393	(a)	3,530	294	(a)
Net investment income	458	458		731	731
Total General Insurance	6,844	1,257		6,946	1,194
Life and Retirement
Individual Retirement	1,288	204		1,519	617
Group Retirement	682	164		820	347
Life Insurance	1,299	117		1,295	20
Institutional Markets	786	78		1,412	140
Total Life and Retirement	4,055	563		5,046	1,124
Other Operations
Other Operations before consolidation and eliminations	207	(331)		259	(516)
Consolidation and eliminations	(136)	(130)		(125)	(94)
Total Other Operations	71	(461)		134	(610)
Total	10,970	1,359		12,126	1,708
Reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	13	10		14	13
Changes in benefit reserves and DAC, VOBA and DSI related to net realized gains (losses)	—	(128)		—	120
Changes in the fair value of equity securities	(30)	(30)		(13)	(13)
Other income (expense) - net	(9)	—		(2)	—
Loss on extinguishment of debt	—	(299)		—	(106)
Net investment income on Fortitude Re funds withheld assets	188	188		507	507
Net realized gains (losses) on Fortitude Re funds withheld assets	(86)	(86)		173	173
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	2,776	2,776		(2,056)	(2,056)
Net realized gains (losses)(b)	615	620		(68)	(59)
Net loss on divestitures	—	(1)		—	(1)
Non-operating litigation reserves and settlements	4	4		—	—
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	144		—	65
Net loss reserve discount charge	—	(14)		—	(22)
Integration and transaction costs associated with acquiring or divesting businesses	—	(38)		—	(35)
Restructuring and other costs	—	(175)		—	(126)
Non-recurring costs related to regulatory or accounting changes	—	(9)		—	(21)
Revenues and pre-tax income	$14,441	$4,321		$10,681	$147

14	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Six Months Ended June 30,	2022			2021
(in millions)	Adjusted Revenues	Adjusted Pre-tax Income (Loss)		Adjusted Revenues	Adjusted Pre-tax Income (Loss)
General Insurance
North America	$5,761	$662	(a)	$5,073	$(33)	(a)
International	6,881	583	(a)	7,008	569	(a)
Net investment income	1,223	1,223		1,503	1,503
Total General Insurance	13,865	2,468		13,584	2,039
Life and Retirement
Individual Retirement	2,673	588		2,996	1,149
Group Retirement	1,426	389		1,626	654
Life Insurance	2,586	108		2,628	(20)
Institutional Markets	1,335	202		1,776	282
Total Life and Retirement	8,020	1,287		9,026	2,065
Other Operations
Other Operations before consolidation and eliminations	501	(619)		583	(870)
AIG consolidation and eliminations	(272)	(263)		(305)	(270)
Total Other Operations	229	(882)		278	(1,140)
Total	22,114	2,873		22,888	2,964
Reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	27	23		32	35
Changes in benefit reserves and DAC, VOBA and DSI related to net realized gains (losses)	—	(401)		—	(83)
Changes in the fair value of equity securities	(57)	(57)		9	9
Other income (expense) - net	(16)	—		(8)	—
Loss on extinguishment of debt	—	(299)		—	(98)
Net investment income on Fortitude Re funds withheld assets	479	479		993	993
Net realized gains (losses) on Fortitude Re funds withheld assets	(226)	(226)		346	346
Net realized gains on Fortitude Re funds withheld embedded derivative	6,094	6,094		326	326
Net realized gains(b)	1,796	1,808		549	568
Net gain on divestitures	—	39		—	6
Non-operating litigation reserves and settlements	38	38		—	—
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	144		—	84
Net loss reserve discount benefit	—	6		—	10
Integration and transaction costs associated with acquiring or divesting businesses	—	(84)		—	(44)
Restructuring and other costs	—	(268)		—	(200)
Non-recurring costs related to regulatory or accounting changes	—	(13)		—	(41)
Revenues and pre-tax income	$30,249	$10,156		$25,135	$4,875
(a)General Insurance North America’s and General Insurance International’s Adjusted pre-tax income does not include Net investment income as the investment portfolio results are managed at the General Insurance level. Net investment income is shown separately as a component of General Insurance’s total Adjusted pre-tax income results.
(b)Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets held by AIG in support of Fortitude Re’s reinsurance obligations to AIG (Fortitude Re funds withheld assets).

AIG | Second Quarter 2022 Form 10-Q	15

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

16	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

June 30, 2022	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$—	$8,146	$—	$—	$—	$8,146
Obligations of states, municipalities and political subdivisions	—	11,643	957	—	—	12,600
Non-U.S. governments	149	13,516	9	—	—	13,674
Corporate debt	—	140,258	2,483	—	—	142,741
RMBS	—	11,821	8,352	—	—	20,173
CMBS	—	14,016	871	—	—	14,887
CDO/ABS	—	8,818	11,696	—	—	20,514
Total bonds available for sale	149	208,218	24,368	—	—	232,735
Other bond securities:
U.S. government and government sponsored entities	—	1,620	—	—	—	1,620
Obligations of states, municipalities and political subdivisions	—	99	—	—	—	99
Non-U.S. governments	—	76	—	—	—	76
Corporate debt	—	1,200	461	—	—	1,661
RMBS	—	102	192	—	—	294
CMBS	—	289	32	—	—	321
CDO/ABS	—	385	2,442	—	—	2,827
Total other bond securities	—	3,771	3,127	—	—	6,898
Equity securities	583	34	12	—	—	629
Other invested assets(b)	—	131	2,008	—	—	2,139
Derivative assets(c):
Interest rate contracts	—	4,460	151	—	—	4,611
Foreign exchange contracts	—	2,113	—	—	—	2,113
Equity contracts	21	214	152	—	—	387
Commodity contracts	—	9	—	—	—	9
Credit contracts	—	—	1	—	—	1
Other contracts	—	—	16	—	—	16
Counterparty netting and cash collateral	—	—	—	(4,354)	(2,426)	(6,780)
Total derivative assets	21	6,796	320	(4,354)	(2,426)	357
Short-term investments	1,874	1,557	—	—	—	3,431
Other assets(c)	—	—	107	—	—	107
Separate account assets	82,990	3,745	—	—	—	86,735
Total	$85,617	$224,252	$29,942	$(4,354)	$(2,426)	$333,031
Liabilities:
Policyholder contract deposits	$—	$40	$6,957	$—	$—	$6,997
Derivative liabilities(c):
Interest rate contracts	10	6,289	8	—	—	6,307
Foreign exchange contracts	—	647	1	—	—	648
Equity contracts	4	46	3	—	—	53
Credit contracts	—	11	33	—	—	44
Counterparty netting and cash collateral	—	—	—	(4,354)	(2,418)	(6,772)
Total derivative liabilities	14	6,993	45	(4,354)	(2,418)	280
Fortitude Re funds withheld payable	—	—	(638)	—	—	(638)
Long-term debt	—	1,664	—	—	—	1,664
Total	$14	$8,697	$6,364	$(4,354)	$(2,418)	$8,303

AIG | Second Quarter 2022 Form 10-Q	17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

December 31, 2021	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$2,553	$5,641	$—	$—	$—	$8,194
Obligations of states, municipalities and political subdivisions	—	13,096	1,431	—	—	14,527
Non-U.S. governments	9	16,314	7	—	—	16,330
Corporate debt	—	172,967	2,641	—	—	175,608
RMBS	—	16,909	10,378	—	—	27,287
CMBS	—	14,619	1,190	—	—	15,809
CDO/ABS	—	8,232	11,215	—	—	19,447
Total bonds available for sale	2,562	247,778	26,862	—	—	277,202
Other bond securities:
U.S. government and government sponsored entities	—	1,750	—	—	—	1,750
Obligations of states, municipalities and political subdivisions	—	97	—	—	—	97
Non-U.S. governments	—	76	—	—	—	76
Corporate debt	—	916	134	—	—	1,050
RMBS	—	215	196	—	—	411
CMBS	—	280	35	—	—	315
CDO/ABS	—	247	2,332	—	—	2,579
Total other bond securities	—	3,581	2,697	—	—	6,278
Equity securities	669	64	6	—	—	739
Other invested assets (b)	—	138	1,948	—	—	2,086
Derivative assets(c):
Interest rate contracts	—	3,873	—	—	—	3,873
Foreign exchange contracts	—	1,188	1	—	—	1,189
Equity contracts	7	224	450	—	—	681
Commodity contracts	—	4	—	—	—	4
Credit contracts	—	—	1	—	—	1
Other contracts	—	—	13	—	—	13
Counterparty netting and cash collateral	—	—	—	(2,779)	(2,139)	(4,918)
Total derivative assets	7	5,289	465	(2,779)	(2,139)	843
Short-term investments	2,584	1,842	—	—	—	4,426
Other assets(c)	—	—	114	—	—	114
Separate account assets	105,221	3,890	—	—	—	109,111
Total	$111,043	$262,582	$32,092	$(2,779)	$(2,139)	$400,799
Liabilities:
Policyholder contract deposits	$—	$54	$9,682	$—	$—	$9,736
Derivative liabilities(c):
Interest rate contracts	1	3,632	—	—	—	3,633
Foreign exchange contracts	—	721	—	—	—	721
Equity contracts	1	46	6	—	—	53
Credit contracts	—	16	31	—	—	47
Counterparty netting and cash collateral	—	—	—	(2,779)	(1,089)	(3,868)
Total derivative liabilities	2	4,415	37	(2,779)	(1,089)	586
Fortitude Re funds withheld payable	—	—	5,922	—	—	5,922
Long-term debt	—	1,871	—	—	—	1,871
Total	$2	$6,340	$15,641	$(2,779)	$(1,089)	$18,115
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $9.6 billion and $8.4 billion as of June 30, 2022 and December 31, 2021, respectively.
(c)Presented as part of Other assets and Other liabilities on the Condensed Consolidated Balance Sheets.

18	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three- and six-month periods ended June 30, 2022 and 2021 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at June 30, 2022 and 2021:

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended June 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,087	$—	$(143)	$(4)	$17	$—	$—	$957	$—	$(151)
Non-U.S. governments	8	—	—	—	1	—	—	9	—	—
Corporate debt	2,744	(15)	(78)	(214)	252	(206)	—	2,483	—	(49)
RMBS	8,925	92	(390)	(266)	—	(9)	—	8,352	—	(390)
CMBS	864	5	(46)	85	—	(37)	—	871	—	(47)
CDO/ABS	11,776	3	(502)	1,106	349	(1,036)	—	11,696	—	(513)
Total bonds available for sale	25,404	85	(1,159)	707	619	(1,288)	—	24,368	—	(1,150)
Other bond securities:
Corporate Debt	260	(4)	—	47	161	(3)	—	461	(4)	—
RMBS	199	(13)	1	5	—	—	—	192	(13)	—
CMBS	33	(1)	—	—	—	—	—	32	(1)	—
CDO/ABS	2,468	(135)	—	157	6	(54)	—	2,442	—	—
Total other bond securities	2,960	(153)	1	209	167	(57)	—	3,127	(18)	—
Equity securities	6	—	1	5	—	—	—	12	—	—
Other invested assets	1,935	133	(23)	(23)	—	(14)	—	2,008	174	—
Other assets	108	—	—	(1)	—	—	—	107	—	—
Total	$30,413	$65	$(1,180)	$897	$786	$(1,359)	$—	$29,622	$156	$(1,150)
(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$8,030	$(1,322)	$—	$249	$—	$—	$—	$6,957	$1,369	$—
Derivative liabilities, net:
Interest rate contracts	(4)	12	—	(70)	(81)	—	—	(143)	(10)	—
Foreign exchange contracts	—	1	—	—	—	—	—	1	(1)	—
Equity contracts	(178)	89	—	(59)	—	(1)	—	(149)	(95)	—
Credit contracts	31	1	—	—	—	—	—	32	(1)	—
Other contracts	(14)	(14)	—	12	—	—	—	(16)	15	—
Total derivative liabilities, net(a)	(165)	89	—	(117)	(81)	(1)	—	(275)	(92)	—
Fortitude Re funds withheld payable	2,206	(2,776)	—	(68)	—	—	—	(638)	2,836	—
Total	$10,071	$(4,009)	$—	$64	$(81)	$(1)	$—	$6,044	$4,113	$—

AIG | Second Quarter 2022 Form 10-Q	19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended June 30, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,896	$5	$128	$(65)	$—	$(25)	$—	$1,939	$—	$244
Non-U.S. governments	6	—	(1)	1	4	—	—	10	—	—
Corporate debt	2,570	14	17	31	208	(67)	—	2,773	—	50
RMBS	11,464	150	(39)	(460)	—	(30)	—	11,085	—	957
CMBS	1,104	7	23	85	—	(137)	—	1,082	—	18
CDO/ABS	9,602	(1)	44	(374)	384	(337)	—	9,318	—	403
Total bonds available for sale	26,642	175	172	(782)	596	(596)	—	26,207	—	1,672
Other bond securities:
RMBS	126	1	—	(14)	—	—	—	113	12	—
CMBS	46	—	—	—	—	—	—	46	6	—
CDO/ABS	2,346	45	—	(112)	—	—	—	2,279	253	—
Total other bond securities	2,518	46	—	(126)	—	—	—	2,438	271	—
Equity securities	128	—	(3)	(112)	1	(10)	—	4	—	—
Other invested assets	1,897	114	(1)	89	—	—	—	2,099	122	—
Other assets	113	—	—	—	—	—	—	113	—	—
Total	$31,298	$335	$168	$(931)	$597	$(606)	$—	$30,861	$393	$1,672
(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$7,617	$1,363	$—	$40	$—	$—	$—	$9,020	$(1,018)	$—
Derivative liabilities, net:
Interest rate contracts	—	(2)	—	1	—	—	—	(1)	1	—
Foreign exchange contracts	—	—	—	(1)	—	—	—	(1)	(1)	—
Equity contracts	(222)	(71)	—	(69)	—	5	—	(357)	85	—
Credit contracts	44	2	—	(3)	—	—	—	43	(1)	—
Other contracts	(9)	(16)	—	15	—	—	—	(10)	17	—
Total derivative liabilities, net(a)	(187)	(87)	—	(57)	—	5	—	(326)	101	—
Fortitude Re funds withheld payable	3,487	2,056	—	(226)	—	—	—	5,317	(1,452)	—
Total	$10,917	$3,332	$—	$(243)	$—	$5	$—	$14,011	$(2,369)	$—

20	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Six Months Ended June 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,431	$2	$(428)	$(65)	$17	$—	$—	$957	$—	$(410)
Non-U.S. governments	7	—	—	—	2	—	—	9	—	—
Corporate debt	2,641	(26)	(151)	(37)	382	(326)	—	2,483	—	(137)
RMBS	10,378	222	(943)	(874)	—	(431)	—	8,352	—	(925)
CMBS	1,190	13	(113)	117	—	(336)	—	871	—	(108)
CDO/ABS	11,215	19	(1,003)	1,651	1,464	(1,650)	—	11,696	—	(1,003)
Total bonds available for sale	26,862	230	(2,638)	792	1,865	(2,743)	—	24,368	—	(2,583)
Other bond securities:
Corporate Debt	134	(4)	—	124	222	(15)	—	461	(4)	—
RMBS	196	(18)	—	14	—	—	—	192	(21)	—
CMBS	35	(3)	—	—	—	—	—	32	(3)	—
CDO/ABS	2,332	(249)	—	352	63	(56)	—	2,442	(162)	—
Total other bond securities	2,697	(274)	—	490	285	(71)	—	3,127	(190)	—
Equity securities	6	—	—	6	—	—	—	12	—	—
Other invested assets	1,948	245	(27)	(38)	47	(167)	—	2,008	295	—
Other assets	114	—	—	(7)	—	—	—	107	—	—
Total	$31,627	$201	$(2,665)	$1,243	$2,197	$(2,981)	$—	$29,622	$105	$(2,583)
(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$9,682	$(3,119)	$—	$394	$—	$—	$—	$6,957	$3,353	$—
Derivative liabilities, net:
Interest rate contracts	—	11	—	(73)	(81)	—	—	(143)	(10)	—
Foreign exchange contracts	(1)	1	—	1	—	—	—	1	(1)	—
Equity contracts	(444)	390	—	(94)	—	(1)	—	(149)	(247)	—
Credit contracts	30	2	—	—	—	—	—	32	(1)	—
Other contracts	(13)	(32)	—	29	—	—	—	(16)	32	—
Total derivative liabilities, net(a)	(428)	372	—	(137)	(81)	(1)	—	(275)	(227)	—
Fortitude Re funds withheld payable	5,922	(6,094)	—	(466)	—	—	—	(638)	6,316	—
Total	$15,176	$(8,841)	$—	$(209)	$(81)	$(1)	$—	$6,044	$9,442	$—

AIG | Second Quarter 2022 Form 10-Q	21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Six Months Ended June 30, 2021
Assets: Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$2,105	$8	$(31)	$(118)	$—	$(25)	$—	$1,939	$—	$234
Non-U.S. governments	5	—	(1)	1	5	—	—	10	—	—
Corporate debt	2,349	13	7	208	395	(199)	—	2,773	—	(109)
RMBS	11,694	317	25	(891)	—	(60)	—	11,085	—	943
CMBS	922	16	(33)	258	56	(137)	—	1,082	—	(38)
CDO/ABS	9,814	15	30	(538)	838	(841)	—	9,318	—	467
Total bonds available for sale	26,889	369	(3)	(1,080)	1,294	(1,262)	—	26,207	—	1,497
Other bond securities:
RMBS	139	4	—	(30)	—	—	—	113	(86)	—
CMBS	47	(1)	—	(6)	6	—	—	46	4	—
CDO/ABS	2,512	34	—	(267)	—	—	—	2,279	255	—
Total other bond securities	2,698	37	—	(303)	6	—	—	2,438	173	—
Equity securities	51	11	—	(123)	76	(11)	—	4	3	—
Other invested assets	1,827	256	(7)	23	—	—	—	2,099	245	—
Other assets	113	—	—	—	—	—	—	113	—	—
Total	$31,578	$673	$(10)	$(1,483)	$1,376	$(1,273)	$—	$30,861	$421	$1,497
(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$9,798	$(897)	$—	$119	$—	$—	$—	$9,020	$1,553	$—
Derivative liabilities, net:
Interest rate contracts	—	(2)	—	1	—	—	—	(1)	2	—
Foreign exchange contracts	(2)	1	—	—	—	—	—	(1)	(1)	—
Equity contracts	(151)	(97)	—	(154)	—	45	—	(357)	13	—
Credit contracts	42	7	—	(6)	—	—	—	43	(1)	—
Other contracts	(8)	(33)	—	31	—	—	—	(10)	33	—
Total derivative liabilities, net(a)	(119)	(124)	—	(128)	—	45	—	(326)	46	—
Fortitude Re funds withheld payable	6,042	(326)	—	(399)	—	—	—	5,317	1,503	—
Total	$15,721	$(1,347)	$—	$(408)	$—	$45	$—	$14,011	$3,102	$—
(a)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

22	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Net Investment Income	Net Realized Gains (Losses)	Other Income	Total
Three Months Ended June 30, 2022
Assets:
Bonds available for sale	$142	$(57)	$—	$85
Other bond securities	(153)	—	—	(153)
Other invested assets	133	—	—	133
Three Months Ended June 30, 2021
Assets:
Bonds available for sale	$163	$12	$—	$175
Other bond securities	46	—	—	46
Other invested assets	99	15	—	114
Six Months Ended June 30, 2022
Assets:
Bonds available for sale	$306	$(76)	$—	$230
Other bond securities	(274)	—	—	(274)
Other invested assets	245	—	—	245
Six Months Ended June 30, 2021
Assets:
Bonds available for sale	$348	$21	$—	$369
Other bond securities	37	—	—	37
Equity securities	11	—	—	11
Other invested assets	241	15	—	256
(in millions)	Net Investment Income	Net Realized (Gains) Losses	Other Income	Total
Three Months Ended June 30, 2022
Liabilities:
Policyholder contract deposits*	$—	$(1,322)	$—	$(1,322)
Derivative liabilities, net	—	102	(13)	89
Fortitude Re funds withheld payable	—	(2,776)	—	(2,776)
Three Months Ended June 30, 2021
Liabilities:
Policyholder contract deposits*	$—	$1,363	$—	$1,363
Derivative liabilities, net	—	(72)	(15)	(87)
Fortitude Re funds withheld payable	—	2,056	—	2,056
Six Months Ended June 30, 2022
Liabilities:
Policyholder contract deposits*	$—	$(3,119)	$—	$(3,119)
Derivative liabilities, net	—	400	(28)	372
Fortitude Re funds withheld payable	—	(6,094)	—	(6,094)
Six Months Ended June 30, 2021
Liabilities:
Policyholder contract deposits*	$—	$(897)	$—	$(897)
Derivative liabilities, net	—	(95)	(29)	(124)
Fortitude Re funds withheld payable	—	(326)	—	(326)
*Primarily embedded derivatives.

AIG | Second Quarter 2022 Form 10-Q	23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three- and six-month periods ended June 30, 2022 and 2021 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Three Months Ended June 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$(4)	$—	$(4)
Corporate debt	14	—	(228)	(214)
RMBS	176	—	(442)	(266)
CMBS	76	—	9	85
CDO/ABS	1,245	—	(139)	1,106
Total bonds available for sale	1,511	(4)	(800)	707
Other bond securities:
Corporate debt	5	—	42	47
RMBS	14	—	(9)	5
CDO/ABS	293	—	(136)	157
Total other bond securities	312	—	(103)	209
Equity securities	5	—	—	5
Other invested assets	259	—	(282)	(23)
Other assets	—	—	(1)	(1)
Total	$2,087	$(4)	$(1,186)	$897
Liabilities:
Policyholder contract deposits	$—	$250	$(1)	$249
Derivative liabilities, net	(164)	1	46	(117)
Fortitude Re funds withheld payable	—	—	(68)	(68)
Total	$(164)	$251	$(23)	$64
Three Months Ended June 30, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$3	$(23)	$(45)	$(65)
Non-U.S. governments	1	—	—	1
Corporate debt	212	(32)	(149)	31
RMBS	318	(115)	(663)	(460)
CMBS	97	—	(12)	85
CDO/ABS	780	119	(1,273)	(374)
Total bonds available for sale	1,411	(51)	(2,142)	(782)
Other bond securities:
RMBS	1	(9)	(6)	(14)
CDO/ABS	—	—	(112)	(112)
Total other bond securities	1	(9)	(118)	(126)
Equity securities	—	(3)	(109)	(112)
Other invested assets	194	—	(105)	89
Total	$1,606	$(63)	$(2,474)	$(931)
Liabilities:
Policyholder contract deposits	—	202	(162)	40
Derivative liabilities, net	(71)	1	13	(57)
Fortitude Re funds withheld payable	—	—	(226)	(226)
Total	$(71)	$203	$(375)	$(243)

24	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Six Months Ended June 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1	$(64)	$(2)	$(65)
Corporate debt	23	—	(60)	(37)
RMBS	285	—	(1,159)	(874)
CMBS	146	—	(29)	117
CDO/ABS	2,131	—	(480)	1,651
Total bonds available for sale	2,586	(64)	(1,730)	792
Other bond securities:
Corporate debt	24	—	100	124
RMBS	31	—	(17)	14
CDO/ABS	616	—	(264)	352
Total other bond securities	671	—	(181)	490
Equity securities	5	—	1	6
Other invested assets	517	—	(555)	(38)
Other assets	—	—	(7)	(7)
Total	$3,779	$(64)	$(2,472)	$1,243
Liabilities:
Policyholder contract deposits	$—	$467	$(73)	$394
Derivative liabilities, net	(249)	3	109	(137)
Fortitude Re funds withheld payable	—	—	(466)	(466)
Total	$(249)	$470	$(430)	$(209)
Six Months Ended June 30, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$11	$(43)	$(86)	$(118)
Non-U.S. governments	1	—	—	1
Corporate Debt	953	(33)	(712)	208
RMBS	482	(115)	(1,258)	(891)
CMBS	290	—	(32)	258
CDO/ABS	1,156	70	(1,764)	(538)
Total bonds available for sale	2,893	(121)	(3,852)	(1,080)
Other bond securities:
RMBS	1	(9)	(22)	(30)
CMBS	—	(6)	—	(6)
CDO/ABS	—	(39)	(228)	(267)
Total other bond securities	1	(54)	(250)	(303)
Equity securities	—	(3)	(120)	(123)
Other invested assets	392	—	(369)	23
Total	$3,286	$(178)	$(4,591)	$(1,483)
Liabilities:
Policyholder contract deposits	$—	393	(274)	119
Derivative liabilities, net	(123)	2	(7)	(128)
Fortitude Re funds withheld payable	—	—	(399)	(399)
Total	$(123)	$395	$(680)	$(408)
(a)There were no issuances during the three- and six-month periods ended June 30, 2022 and 2021.

AIG | Second Quarter 2022 Form 10-Q	25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2022 and 2021 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excludes $(38) million and $(72) million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three- and six-month periods ended June 30, 2022, respectively, and includes $(38) million and $(79) million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three- and six-month periods ended June 30, 2022, respectively.
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
Transfers of Level 3 Assets
During the three- and six-month periods ended June 30, 2022 and 2021, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the three- and six-month periods ended June 30, 2022 and 2021, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CDO/ABS and certain investments in municipal securities. Transfers of corporate debt, RMBS, CMBS, CDO/ABS and certain investments in municipal securities out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
During the three- and six-month periods ended June 30, 2022, transfers of derivatives into Level 3 were primarily due to increased long-dated European swaption activity with Secured Overnight Financing Rate tenors. There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three- and six-month periods ended June 30, 2021.

26	AIG | Second Quarter 2022 Form 10-Q

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

(in millions)	Fair Value at June 30, 2022	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$913	Discounted cash flow	Yield	4.43% - 5.28% (4.86%)
Corporate debt	2,346	Discounted cash flow	Yield	2.86% - 10.40% (6.63%)
RMBS(a)	5,843	Discounted cash flow	Constant prepayment rate	4.89% - 9.89% (7.39%)
			Loss severity	44.26% - 76.00% (60.13%)
			Constant default rate	0.95% - 2.86% (1.91%)
			Yield	4.93% - 6.39% (5.66%)
CDO/ABS(a)	9,064	Discounted cash flow	Yield	4.54% - 7.20% (5.87%)
CMBS	587	Discounted cash flow	Yield	4.12% - 7.74% (5.93%)
Liabilities(d):
Embedded derivatives within Policyholder contract deposits:
Variable annuity guaranteed minimum withdrawal benefits (GMWB)	1,198	Discounted cash flow	Equity volatility	5.85% - 46.15%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	20.00% - 186.00%
			Mortality multiplier(e)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(f)	0.00% - 2.04%
Fixed Index annuities including certain GMWB	5,130	Discounted cash flow	Base lapse rate	0.50% - 50.00%
			Dynamic lapse multiplier	20.00% - 186.00%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	60.00% - 95.00%
			Option budget	0.00% - 4.00%
			NPA(f)	0.00% - 2.04%
Indexed life	629	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			Equity volatility	6.37% - 24.69%
			NPA(f)	0.00% - 2.04%

AIG | Second Quarter 2022 Form 10-Q	27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2021	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$1,400	Discounted cash flow	Yield	2.74% - 3.33% (3.06%)
Corporate debt	1,561	Discounted cash flow	Yield	2.23% - 7.69% (4.96%)
RMBS(a)	9,916	Discounted cash flow	Constant prepayment rate	5.25% - 17.70% (11.47%)
			Loss severity	26.13% - 71.93% (49.03%)
			Constant default rate	1.15% - 5.85% (3.50%)
			Yield	1.69% - 3.97% (2.83%)
CDO/ABS(a)	8,229	Discounted cash flow	Yield	1.84% - 4.77% (3.31%)
CMBS	580	Discounted cash flow	Yield	1.50% - 5.01% (3.25%)
Liabilities(d):
Embedded derivatives within Policyholder contract deposits:
GMWB	2,472	Discounted cash flow	Equity volatility	5.95% - 46.65%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	20.00% - 186.00%
			Mortality multiplier(e)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(f)	0.01% - 1.40%
Fixed Index annuities including certain GMWB	6,445	Discounted cash flow	Base lapse rate	0.50% - 50.00%
			Dynamic lapse multiplier	20.00% - 186.00%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	60.00% - 95.00%
			Option budget	0.00% - 4.00%
			NPA(f)	0.01% - 1.40%
Indexed life	765	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			Equity volatility	7.65% - 20.70%
			NPA(f)	0.01% - 1.40%
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
(d)The Fortitude Re funds withheld payable has been excluded from the above table. As discussed in Note 7, the Fortitude Re funds withheld payable is created through modco and funds withheld reinsurance arrangements where the investments supporting the reinsurance agreements are withheld by, and continue to reside on AIG’s balance sheet. This embedded derivative is valued as a total return swap with reference to the fair value of the invested assets held by AIG. Accordingly, the unobservable inputs utilized in the valuation of the embedded derivative are a component of the invested assets supporting the reinsurance agreements that are held on AIG’s balance sheet.
(e)Mortality inputs are shown as multipliers of the 2012 Individual Annuity Mortality Basic table.
(f)The non-performance risk adjustment (NPA) applied as a spread over risk-free curve for discounting.
(g)The partial withdrawal utilization unobservable input range shown applies only to policies with guaranteed minimum withdrawal benefit riders that are accounted for as an embedded derivative. The total embedded derivative liability at June 30, 2022 and December 31, 2021 was approximately $943 million and $1.2 billion, respectively. The remaining guaranteed minimum riders on the fixed index annuities are valued under the accounting guidance for certain nontraditional long-duration contracts.
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

28	AIG | Second Quarter 2022 Form 10-Q

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
•Non-performance or “own credit” risk adjustment used in the valuation of embedded derivatives, which reflects a market participant’s view of our claims-paying ability by incorporating a different spread (the NPA spread) to the curve used to discount projected benefit cash flows. When corporate credit spreads widen, the change in the NPA spread generally reduces the fair value of the embedded derivative liabilities, resulting in a gain, and when corporate credit spreads narrow or tighten, the change in the NPA spread generally increases the fair value of the embedded derivative liabilities, resulting in a loss. In addition to changes driven by credit market- related movements in the NPA spread, the NPA balance also reflects changes in business activity and in the net amount at risk from the underlying guaranteed living benefits offered by variable and certain fixed index annuities.

AIG | Second Quarter 2022 Form 10-Q	29

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

		June 30, 2022		December 31, 2021
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$3,116	$2,147	$2,768	$1,798
Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	1,694	593	904	487
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	262	202	252	201
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	829	71	914	82
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	545	290	534	354
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi- strategy, and other strategies	1,555	338	1,216	408
Total private equity funds		8,001	3,641	6,588	3,330
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	355	—	466	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	428	—	432	—
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	432	—	516	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	354	5	416	—
Total hedge funds		1,569	5	1,830	—
Total		$9,570	$3,646	$8,418	$3,330
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

30	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended June 30,		Gain (Loss) Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Assets:
Other bond securities(a)	$(175)	$96	$(376)	$(3)
Alternative investments(b)	(167)	428	231	845
Liabilities:
Long-term debt(c)	68	(38)	171	33
Total gain (loss)	$(274)	$486	$26	$875
(a)Includes certain securities supporting the funds withheld arrangements with Fortitude Re. For additional information regarding the gains and losses for Other bond securities, see Note 5. For additional information regarding the funds withheld arrangements with Fortitude Re, see Note 7.
(b)Includes certain hedge funds, private equity funds and other investment partnerships.
(c)Includes guaranteed investment agreements (GIAs), notes, bonds and mortgages payable.
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
The following table presents the difference between fair value and the aggregate contractual principal amount of long-term debt for which the fair value option was elected:

	June 30, 2022			December 31, 2021
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference
Liabilities:
Long-term debt*	$1,664	$1,404	$260	$1,871	$1,405	$466
•Includes GIAs, notes, bonds, loans and mortgages payable.
FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Level 1	Level 2	Level 3	Total	2022	2021	2022	2021
June 30, 2022
Other investments	$—	$—	$—	$—	$—	$—	$—	$6
Total	$—	$—	$—	$—	$—	$—	$—	$6
December 31, 2021
Other investments	$—	$—	$104	$104
Total	$—	$—	$104	$104
In addition to the assets presented in the table above, AIG had $109 million of loans held for sale which are carried at fair value at June 30, 2022. There is no associated impairment charge.

AIG | Second Quarter 2022 Form 10-Q	31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2022
Assets:
Mortgage and other loans receivable	$—	$59	$47,287	$47,346	$49,205
Other invested assets	—	833	6	839	839
Short-term investments	—	6,015	—	6,015	6,015
Cash	2,378	—	—	2,378	2,378
Other assets	57	12	—	69	69
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	142	141,719	141,861	135,820
Fortitude Re funds withheld payable	—	—	33,608	33,608	33,608
Other liabilities	—	3,481	—	3,481	3,481
Long-term debt	—	19,175	295	19,470	20,522
Debt of consolidated investment entities	—	3,078	3,000	6,078	6,252
Separate account liabilities - investment contracts	—	82,317	—	82,317	82,317
December 31, 2021
Assets:
Mortgage and other loans receivable	$—	$82	$47,947	$48,029	$46,033
Other invested assets	—	871	6	877	878
Short-term investments	—	8,931	—	8,931	8,931
Cash	2,198	—	—	2,198	2,198
Other assets	21	11	—	32	32
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	169	142,974	143,143	133,043
Fortitude Re funds withheld payable	—	—	34,849	34,849	34,849
Other liabilities	—	3,704	—	3,704	3,704
Long-term debt	—	24,758	336	25,094	21,870
Debt of consolidated investment entities	—	3,077	3,313	6,390	6,422
Separate account liabilities - investment contracts	—	104,126	—	104,126	104,126

32	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

5. Investments
SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost and fair value of our available for sale securities:

(in millions)	Amortized Cost	Allowance for Credit Losses(a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$8,524	$—	$48	$(426)	$8,146
Obligations of states, municipalities and political subdivisions	13,013	—	256	(669)	12,600
Non-U.S. governments	15,065	(71)	123	(1,443)	13,674
Corporate debt	158,714	(77)	1,724	(17,620)	142,741
Mortgage-backed, asset-backed and collateralized:
RMBS	20,060	(26)	1,125	(986)	20,173
CMBS	15,740	—	67	(920)	14,887
CDO/ABS	21,761	(1)	34	(1,280)	20,514
Total mortgage-backed, asset-backed and collateralized	57,561	(27)	1,226	(3,186)	55,574
Total bonds available for sale(b)	$252,877	$(175)	$3,377	$(23,344)	$232,735
December 31, 2021
Bonds available for sale:
U.S. government and government sponsored entities	$7,874	$—	$347	$(27)	$8,194
Obligations of states, municipalities and political subdivisions	12,760	—	1,782	(15)	14,527
Non-U.S. governments	15,858	—	719	(247)	16,330
Corporate debt	163,064	(89)	13,892	(1,259)	175,608
Mortgage-backed, asset-backed and collateralized:
RMBS	25,027	(9)	2,422	(153)	27,287
CMBS	15,333	—	555	(79)	15,809
CDO/ABS	19,294	—	276	(123)	19,447
Total mortgage-backed, asset-backed and collateralized	59,654	(9)	3,253	(355)	62,543
Total bonds available for sale(b)	$259,210	$(98)	$19,993	$(1,903)	$277,202
(a)Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in Other comprehensive income (loss).
(b)At June 30, 2022 and December 31, 2021, bonds available for sale held by us that were below investment grade or not rated totaled $22.9 billion or 10 percent and $27.0 billion or 10 percent, respectively.

AIG | Second Quarter 2022 Form 10-Q	33

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

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$6,962	$387	$439	$39	$7,401	$426
Obligations of states, municipalities and political subdivisions	6,802	641	99	28	6,901	669
Non-U.S. governments	9,110	988	1,658	455	10,768	1,443
Corporate debt	109,879	15,019	10,125	2,588	120,004	17,607
RMBS	10,351	809	914	123	11,265	932
CMBS	13,057	893	230	27	13,287	920
CDO/ABS	18,433	1,211	696	69	19,129	1,280
Total bonds available for sale	$174,594	$19,948	$14,161	$3,329	$188,755	$23,277
December 31, 2021
Bonds available for sale:
U.S. government and government sponsored entities	$3,696	$14	$447	$13	$4,143	$27
Obligations of states, municipalities and political subdivisions	714	11	57	4	771	15
Non-U.S. governments	4,644	115	1,324	132	5,968	247
Corporate debt	31,914	720	8,819	467	40,733	1,187
RMBS	5,362	102	1,154	46	6,516	148
CMBS	3,980	63	153	16	4,133	79
CDO/ABS	8,263	112	339	11	8,602	123
Total bonds available for sale	$58,573	$1,137	$12,293	$689	$70,866	$1,826
At June 30, 2022, we held 33,843 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 4,273 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2021, we held 15,029 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 2,644 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at June 30, 2022 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.

34	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale
The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities Available for Sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
June 30, 2022
Due in one year or less	$7,507	$7,478
Due after one year through five years	49,832	48,172
Due after five years through ten years	44,844	41,309
Due after ten years	92,985	80,202
Mortgage-backed, asset-backed and collateralized	57,534	55,574
Total	$252,702	$232,735
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$186	$790	$290	$155	$283	$1,026	$750	$226
For the three- and six-month periods ended June 30, 2022, the aggregate fair value of available for sale securities sold was $9.2 billion and $14.0 billion, respectively, which resulted in net realized gains (losses) of $(604) million and $(743) million, respectively. Included within the net realized gains (losses) are $(122) million and $(154) million of net realized gains (losses) for the three- and six-month periods ended June 30, 2022, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.
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

AIG | Second Quarter 2022 Form 10-Q	35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

(in millions)	June 30, 2022		December 31, 2021
	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$1,620	22%	$1,750	25%
Obligations of states, municipalities and political subdivisions	99	1	97	1
Non-U.S. governments	76	1	76	1
Corporate debt	1,661	22	1,050	15
Mortgage-backed, asset-backed and collateralized:
RMBS	294	4	411	6
CMBS	321	4	315	4
CDO/ABS and other collateralized	2,827	38	2,579	37
Total mortgage-backed, asset-backed and collateralized	3,442	46	3,305	47
Total fixed maturity securities	6,898	92	6,278	89
Equity securities	629	8	739	11
Total	$7,527	100%	$7,017	100%
OTHER INVESTED ASSETS
The following table summarizes the carrying amount of other invested assets:

(in millions)	June 30, 2022	December 31, 2021

Alternative investments(a)(b)	$11,520	$10,951
Investment real estate(c)	2,565	2,727
All other investments(d)	1,955	1,990
Total	$16,040	$15,668
(a)At June 30, 2022, included hedge funds of $1.6 billion and private equity funds of $9.9 billion. At December 31, 2021, included hedge funds of $2.0 billion, private equity funds of $8.9 billion.
(b)At June 30, 2022, approximately 58 percent of our hedge fund portfolio is available for redemption in 2022. The remaining 42 percent will be available for redemption between 2023 and 2028.
(c)Represents values net of accumulated depreciation. At June 30, 2022 and December 31, 2021, the accumulated depreciation was $813 million and $778 million, respectively.
(d)Includes AIG's ownership interest in Fortitude Group Holdings, LLC (FRL), which is recorded using the measurement alternative for equity securities. Our investment in FRL totaled $156 million and $100 million at June 30, 2022 and December 31, 2021, respectively.

36	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

NET INVESTMENT INCOME
The following table presents the components of Net investment income:

Three Months Ended June 30,	2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$2,147	$267	$2,414	$2,130	$361	$2,491
Other fixed maturity securities(a)	(175)	(180)	(355)	93	6	99
Equity securities	(30)	—	(30)	(13)	—	(13)
Interest on mortgage and other loans	460	51	511	446	57	503
Alternative investments(b)	109	56	165	579	92	671
Real estate	32	—	32	57	—	57
Other investments(c)	37	3	40	(19)	1	(18)
Total investment income	2,580	197	2,777	3,273	517	3,790
Investment expenses	164	9	173	105	10	115
Net investment income	$2,416	$188	$2,604	$3,168	$507	$3,675

Six Months Ended June 30,	2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$4,188	$568	$4,756	$4,308	$738	$5,046
Other fixed maturity securities(a)	(376)	(298)	(674)	(9)	6	(3)
Equity securities	(57)	—	(57)	9	—	9
Interest on mortgage and other loans	913	97	1,010	860	104	964
Alternative investments(b)	778	127	905	1,151	161	1,312
Real estate	32	—	32	116	—	116
Other investments(c)	194	3	197	121	2	123
Total investment income	5,672	497	6,169	6,556	1,011	7,567
Investment expenses	310	18	328	217	18	235
Net investment income	$5,362	$479	$5,841	$6,339	$993	$7,332
(a)Included in the three- and six-month periods ended June 30, 2022 were income (loss) of $(55) million and $(151) million, respectively, related to fixed maturity securities measured at fair value that economically hedge liabilities described in (c) below. Included in the three- and six-month periods ended June 30, 2021 were income (loss) of $35 million and $(46) million, respectively, related to fixed maturity securities measured at fair value that economically hedge liabilities described in (c) below.
(b)Included income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.
(c)Included in the three- and six-month periods ended June 30, 2022 were income (loss) of $41 million and $132 million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above. Included in the three- and six-month periods ended June 30, 2021 were income (loss) of $(40) million and $43 million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above.

AIG | Second Quarter 2022 Form 10-Q	37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

NET REALIZED GAINS AND LOSSES
The following table presents the components of Net realized gains (losses):

Three Months Ended June 30,	2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(482)	$(122)	$(604)	$40	$95	$135
Change in allowance for credit losses on fixed maturity securities	(47)	(1)	(48)	10	4	14
Change in allowance for credit losses on loans	24	6	30	67	8	75
Foreign exchange transactions	(231)	(15)	(246)	139	9	148
Variable annuity embedded derivatives, net of related hedges	454	—	454	(53)	—	(53)
All other derivatives and hedge accounting	970	48	1,018	(336)	60	(276)
Sales of alternative investments and real estate investments	7	2	9	31	(3)	28
Other	7	(4)	3	59	—	59
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	702	(86)	616	(43)	173	130
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	2,776	2,776	—	(2,056)	(2,056)
Net realized gains (losses)	$702	$2,690	$3,392	$(43)	$(1,883)	$(1,926)

Six Months Ended June 30,	2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(589)	$(154)	$(743)	$134	$390	$524
Change in allowance for credit losses on fixed maturity securities	(100)	(41)	(141)	61	6	67
Change in allowance for credit losses on loans	5	(2)	3	108	3	111
Foreign exchange transactions	(245)	(24)	(269)	90	3	93
Variable annuity embedded derivatives, net of related hedges	960	—	960	36	—	36
All other derivatives and hedge accounting	1,909	(8)	1,901	15	(57)	(42)
Sales of alternative investments and real estate investments	23	3	26	57	1	58
Other	(20)	—	(20)	151	—	151
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	1,943	(226)	1,717	652	346	998
Net realized gains on Fortitude Re funds withheld embedded derivative	—	6,094	6,094	—	326	326
Net realized gains	$1,943	$5,868	$7,811	$652	$672	$1,324

38	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(17,897)	$5,851	$(38,057)	$(5,798)
Other investments	(7)	(5)	(14)	(5)
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$(17,904)	$5,846	$(38,071)	$(5,803)
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other investments still held at the reporting date:

Three Months Ended June 30,	2022			2021
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$(30)	$(71)	$(101)	$(13)	$543	$530
Less: Net losses recognized during the period on equity securities and other investments sold during the period	(1)	(33)	(34)	(179)	(9)	(188)
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(29)	$(38)	$(67)	$166	$552	$718

Six Months Ended June 30,	2022			2021
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$(57)	$404	$347	$9	$1,013	$1,022
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	93	(36)	57	(200)	15	(185)
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(150)	$440	$290	$209	$998	$1,207
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
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Three Months Ended June 30,	2022			2021
(in millions)	Structured	Non-Structured	Total	Structured	Non- Structured	Total
Balance, beginning of period	$15	$176	$191	$14	$108	$122
Additions:
Securities for which allowance for credit losses were not previously recorded	2	28	30	6	15	21
Reductions:
Securities sold during the period	(1)	(40)	(41)	(2)	(3)	(5)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	10	8	18	(8)	(27)	(35)
Write-offs charged against the allowance	—	(22)	(22)	—	(6)	(6)
Other	—	(1)	(1)	—	—	—
Balance, end of period	$26	$149	$175	$10	$87	$97

AIG | Second Quarter 2022 Form 10-Q	39

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Six Months Ended June 30,	2022			2021
(in millions)	Structured	Non-Structured	Total	Structured	Non- Structured	Total
Balance, beginning of period	$8	$90	$98	$17	$169	$186
Additions:
Securities for which allowance for credit losses were not previously recorded	51	156	207	8	28	36
Reductions:
Securities sold during the period	(1)	(41)	(42)	(3)	(7)	(10)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	(32)	(34)	(66)	(12)	(91)	(103)
Write-offs charged against the allowance	—	(22)	(22)	—	(12)	(12)
Other	—	—	—	—	—	—
Balance, end of period	$26	$149	$175	$10	$87	$97
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
We did not purchase securities with more than insignificant credit deterioration since their origination during the six-month periods ended June 30, 2022 and 2021.
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
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	June 30, 2022	December 31, 2021
Fixed maturity securities available for sale	$2,937	$3,583
At June 30, 2022 and December 31, 2021, amounts borrowed under repurchase and securities lending agreements totaled $3.5 billion and $3.7 billion, respectively.

40	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
June 30, 2022
Bonds available for sale:
Non-U.S. governments	$42	$—	$—	$—	$—	$42
Corporate debt	219	61	—	—	—	280
Total	$261	$61	$—	$—	$—	$322

December 31, 2021
Bonds available for sale:
Non-U.S. governments	$48	$—	$—	$—	$—	$48
Corporate debt	128	61	22	—	—	211
Total	$176	$61	$22	$—	$—	$259
The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
June 30, 2022
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$197	$—	$—	$—	$197
Non-U.S. governments	—	457	13	—	—	470
Corporate debt	—	1,816	132	—	—	1,948
Other bond securities:
Non-U.S. governments	—	—	—	—	—	—
Corporate debt	—	—	—	—	—	—
Total	$—	$2,470	$145	$—	$—	$2,615

December 31, 2021
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$—	$106	$—	$—	$106
Non-U.S. governments	—	—	43	—	—	43
Corporate debt	—	534	2,641	—	—	3,175
Total	$—	$534	$2,790	$—	$—	$3,324
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
The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	June 30, 2022	December 31, 2021
Securities collateral pledged to us	$411	$1,839
At June 30, 2022 and December 31, 2021, the carrying value of reverse repurchase agreements totaled $409 million and $1.9 billion, respectively.
We do not currently offset any secured financing transactions. All such transactions are collateralized and margined on a daily basis consistent with market standards and subject to enforceable master netting arrangements with rights of set off.

AIG | Second Quarter 2022 Form 10-Q	41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance contracts, was $12.1 billion and $13.5 billion at June 30, 2022 and December 31, 2021, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $213 million and $211 million of stock in FHLBs at June 30, 2022 and December 31, 2021, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $4.8 billion and $2.0 billion, respectively, at June 30, 2022 and $5.1 billion and $1.5 billion, respectively, at December 31, 2021.
Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $1.5 billion and $1.4 billion, at June 30, 2022 and December 31, 2021, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.
Investments held in escrow accounts or otherwise subject to restriction as to their use were $571 million and $514 million, comprised of bonds available for sale and short-term investments at June 30, 2022 and December 31, 2021, respectively.
Reinsurance transactions between AIG and Fortitude Re were structured as modco and loss portfolio transfer arrangements with funds withheld.

6. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	June 30, 2022	December 31, 2021
Commercial mortgages(a)	$37,205	$35,665
Residential mortgages	5,720	5,492
Life insurance policy loans	1,787	1,843
Commercial loans, other loans and notes receivable(b)	5,205	3,677
Total mortgage and other loans receivable	49,917	46,677
Allowance for credit losses(c)	(603)	(629)
Mortgage and other loans receivable, net	$49,314	$46,048
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 20 percent and 12 percent, respectively, at June 30, 2022 and 21 percent and 10 percent, respectively, at December 31, 2021).
(b)Includes loans held for sale which are carried at lower of cost or market and are collateralized primarily by apartments. As of June 30, 2022 and December 31, 2021, the net carrying value of these loans were $186 million and $15 million, respectively.
(c)Does not include allowance for credit losses of $89 million and $71 million, respectively, at June 30, 2022 and December 31, 2021, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of June 30, 2022, $8 million and $337 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status. As of December 31, 2021, $7 million and $226 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.

42	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of June 30, 2022, accrued interest receivable was $13 million and $134 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2021, accrued interest receivable was $12 million and $126 million associated with residential mortgage loans and commercial mortgage loans, respectively.
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
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

June 30, 2022	2022	2021	2020	2019	2018	Prior	Total
(in millions)
>1.2X	$3,687	$2,347	$1,671	$5,032	$4,002	$13,827	$30,566
1.00 - 1.20X	174	654	992	553	1,137	1,214	4,724
<1.00X	—	—	23	71	613	1,208	1,915
Total commercial mortgages	$3,861	$3,001	$2,686	$5,656	$5,752	$16,249	$37,205

December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
(in millions)
>1.2X	$2,245	$1,662	$5,126	$3,926	$3,557	$10,796	$27,312
1.00 - 1.20X	574	1,019	700	1,138	136	1,929	5,496
<1.00X	1	27	71	925	41	1,792	2,857
Total commercial mortgages	$2,820	$2,708	$5,897	$5,989	$3,734	$14,517	$35,665
The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

June 30, 2022	2022	2021	2020	2019	2018	Prior	Total
(in millions)
Less than 65%	$3,330	$2,408	$2,227	$3,960	$4,560	$11,210	$27,695
65% to 75%	531	447	398	1,659	1,162	3,455	7,652
76% to 80%	—	114	—	—	30	468	612
Greater than 80%	—	32	61	37	—	1,116	1,246
Total commercial mortgages	$3,861	$3,001	$2,686	$5,656	$5,752	$16,249	$37,205

December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
(in millions)
Less than 65%	$2,286	$2,272	$4,149	$4,815	$2,892	$9,902	$26,316
65% to 75%	372	410	1,748	1,174	406	3,490	7,600
76% to 80%	—	—	—	—	188	274	462
Greater than 80%	162	26	—	—	248	851	1,287
Total commercial mortgages	$2,820	$2,708	$5,897	$5,989	$3,734	$14,517	$35,665
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X at both June 30, 2022 and December 31, 2021. The debt service coverage ratios have been updated within the last three months. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 57 percent at June 30, 2022 and was 57 percent at December 31, 2021. The loan-to-value ratios have been updated within the last three months.

AIG | Second Quarter 2022 Form 10-Q	43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

The following table presents the credit quality performance indicators for commercial mortgages:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
June 30, 2022
Credit Quality Performance Indicator:
In good standing	631	$13,706	$10,513	$4,290	$5,505	$2,055	$393	$36,462	98%
Restructured(a)	10	—	353	140	—	137	—	630	2
90 days or less delinquent	—	—	—	—	—	—	—	—	—
>90 days delinquent or in process of foreclosure	3	—	65	48	—	—	—	113	—
Total(b)	644	$13,706	$10,931	$4,478	$5,505	$2,192	$393	$37,205	100%
Allowance for credit losses		$88	$230	98	67	33	9	$525	1%

December 31, 2021
Credit Quality Performance Indicator:
In good standing	636	$14,267	$9,695	$4,778	$3,858	$1,985	$432	$35,015	98%
Restructured(a)	8	—	354	25	—	136	—	515	2
90 days or less delinquent	—	—	—	—	—	—	—	—	—
>90 days delinquent or in process of foreclosure	5	—	81	54	—	—	—	135	—
Total(b)	649	$14,267	$10,130	$4,857	$3,858	$2,121	$432	$35,665	100%
Allowance for credit losses		$109	$247	$103	$47	$31	$8	$545	2%
(a)Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings see Note 6 to the Consolidated Financial Statements in the 2021 Annual Report.
(b)Does not reflect allowance for credit losses.
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

June 30, 2022	2022	2021	2020	2019	2018	Prior	Total
(in millions)
FICO*:
780 and greater	$199	$2,266	$674	$243	$83	$596	$4,061
720 - 779	200	752	174	78	33	177	1,414
660 - 719	8	82	29	16	10	66	211
600 - 659	—	4	2	2	2	16	26
Less than 600	—	—	—	1	—	7	8
Total residential mortgages	$407	$3,104	$879	$340	$128	$862	$5,720

December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
(in millions)
FICO*:
780 and greater	$1,601	$691	$297	$107	$192	$501	$3,389
720 - 779	1,306	230	86	44	58	154	1,878
660 - 719	48	42	22	12	20	49	193
600 - 659	1	1	2	3	2	12	21
Less than 600	—	—	1	1	2	7	11
Total residential mortgages	$2,956	$964	$408	$167	$274	$723	$5,492
*Fair Isaac Corporation (FICO) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months.

44	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

METHODOLOGY USED TO ESTIMATE THE ALLOWANCE FOR CREDIT LOSSES
For a discussion of our accounting policy for evaluating Mortgage and other loans receivable for impairment see Note 6 to the Consolidated Financial Statements in the 2021 Annual Report.
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a):

Three Months Ended June 30,	2022			2021
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of period	$533	$84	$617	$662	$125	$787
Loans charged off	—	—	—	—	—	—
Net charge-offs	—	—	—	—	—	—
Addition to (release of) allowance for loan losses	(8)	(6)	(14)	(75)	(11)	(86)
Allowance, end of period	$525	$78	$603	$587	$114	$701
Six Months Ended June 30,	2022			2021
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of year	$545	$84	$629	$685	$129	$814
Loans charged off	(4)	—	(4)	—	—	—
Net charge-offs	(4)	—	(4)	—	—	—
Addition to (release of) allowance for loan losses	(16)	(6)	(22)	(98)	(15)	(113)
Allowance, end of period	$525	$78	$603	$587	$114	$701
(a)Does not include allowance for credit losses of $89 million and $81 million, respectively, at June 30, 2022 and 2021 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
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
During the six-month periods ended June 30, 2022 and 2021, loans with a carrying value of $115 million and $46 million, respectively, were modified in TDRs.

AIG | Second Quarter 2022 Form 10-Q	45

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
For additional information on Fortitude Re see Note 7 to the Consolidated Financial Statements in the 2021 Annual Report.
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	June 30, 2022		December 31, 2021
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$21,982	$21,982	$31,815	$31,815	Fair value through other comprehensive income (loss)
Fixed maturity securities - fair value option	3,309	3,309	1,983	1,983	Fair value through net investment income
Commercial mortgage loans	4,126	4,010	3,637	3,859	Amortized cost
Real estate investments	168	422	201	395	Amortized cost
Private equity funds / hedge funds	1,794	1,794	1,606	1,606	Fair value through net investment income
Policy loans	364	364	380	380	Amortized cost
Short-term investments	135	135	50	50	Fair value through net investment income
Funds withheld investment assets	31,878	32,016	39,672	40,088
Derivative assets, net(b)	94	94	81	81	Fair value through net realized gains (losses)
Other(c)	860	860	602	602	Amortized cost
Total	$32,832	$32,970	$40,355	$40,771
(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $(6.1) billion ($(4.8) billion after-tax) and $(1.6) billion ($(1.3) billion after-tax), respectively for the six months ended June 30, 2022 and 2021.
(b)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $369 million and $20 million, respectively, as of June 30, 2022. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $389 million and $10 million, respectively, as of December 31, 2021. These derivative assets and liabilities are fully collateralized either by cash or securities.
(c)Primarily comprised of Cash and Accrued investment income.

46	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Reinsurance

The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net underwriting income	$—	$—	$—	$—
Net investment income - Fortitude Re funds withheld assets	188	507	479	993
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized gains (losses) - Fortitude Re funds withheld assets	(86)	173	(226)	346
Net realized gains (losses) - Fortitude Re embedded derivatives	2,776	(2,056)	6,094	326
Net realized gains (losses) on Fortitude Re funds withheld assets	2,690	(1,883)	5,868	672
Income (loss) from continuing operations before income tax expense (benefit)	2,878	(1,376)	6,347	1,665
Income tax expense (benefit)	605	(289)	1,333	350
Income tax expense (benefit)(a)	2,273	(1,087)	5,014	1,315
Change in unrealized appreciation (depreciation) of all other investments(a)	(2,156)	1,055	(4,794)	(1,285)
Comprehensive income (loss)	$117	$(32)	$220	$30
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
An estimate of the reinsurance recoverables lifetime expected credit losses is established utilizing a probability of default and loss given default method, which reflects the reinsurer’s ORR. The allowance for credit losses excludes disputed amounts. An allowance for disputes is established for a reinsurance recoverable using the losses incurred model for contingencies.
The total reinsurance recoverables as of June 30, 2022 were $76.6 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 92 percent of the reinsurance recoverables were investment grade, of which 53 percent related to General Insurance and 39 percent related to Life and Retirement; (ii) approximately 7 percent of the reinsurance recoverables were non-investment grade, the majority of which related to General Insurance; (iii) less than one percent of the non-investment grade reinsurance recoverables related to Life and Retirement and (iv) approximately one percent of the reinsurance recoverables related to entities that were not rated by AIG.
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

AIG | Second Quarter 2022 Form 10-Q	47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Reinsurance

As of June 30, 2022 and December 31, 2021, approximately 72 percent and 71 percent, respectively, of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

Three Months Ended June 30,	2022			2021
(in millions)	General Insurance	Life and Retirement	Total	General Insurance	Life and Retirement	Total
Balance, beginning of period	$286	$105	$391	$291	$87	$378
Addition to (release of) allowance for expected credit losses and disputes, net	(4)	2	(2)	(1)	—	(1)
Write-offs charged against the allowance for credit losses and disputes	—	—	—	(3)	—	(3)
Recoveries of amounts previously written off	2	—	2	—	—	—
Other changes	—	—	—	—	—	—
Balance, end of period	$284	$107	$391	$287	$87	$374
Six Months Ended June 30,	2022			2021
(in millions)	General Insurance	Life and Retirement	Total	General Insurance	Life and Retirement	Total
Balance, beginning of year	$281	$101	$382	$292	$83	$375
Addition to (release of) allowance for expected credit losses and disputes, net	1	6	7	—	4	4
Write-offs charged against the allowance for credit losses and disputes	(2)	—	(2)	(7)	—	(7)
Recoveries of amounts previously written off	2	—	2	—	—	—
Other changes	2	—	2	2	—	2
Balance, end of period	$284	$107	$391	$287	$87	$374
There were no material recoveries of credit losses previously written off for the three- and six-month periods ended June 30, 2021.
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

48	AIG | Second Quarter 2022 Form 10-Q

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

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles	Total
June 30, 2022
Assets:
Bonds available for sale	$—	$5,359	$5,359
Other bond securities	—	1,442	1,442
Equity securities	55	—	55
Mortgage and other loans receivable	—	2,320	2,320
Other invested assets
Alternative investments(a)	2,901	—	2,901
Investment real estate	2,145	—	2,145
Short-term investments	245	142	387
Cash	86	—	86
Accrued investment income	—	17	17
Other assets	165	97	262
Total(b)	$5,597	$9,377	$14,974
Liabilities:
Debt of consolidated investment entities	$1,633	$4,431	$6,064
Other(c)	107	42	149
Total	$1,740	$4,473	$6,213

December 31, 2021
Assets:
Bonds available for sale	$—	$5,543	$5,543
Other bond securities	—	1,852	1,852
Equity securities	223	—	223
Mortgage and other loans receivable	—	2,523	2,523
Other invested assets
Alternative investments(a)	3,017	—	3,017
Investment real estate	2,257	—	2,257
Short-term investments	487	151	638
Cash	96	—	96
Accrued investment income	—	17	17
Other assets	190	558	748
Total(b)	$6,270	$10,644	$16,914
Liabilities:
Debt of consolidated investment entities	$1,743	$4,504	$6,247
Other(c)	122	722	844
Total	$1,865	$5,226	$7,091
(a)Comprised primarily of investments in real estate joint ventures at June 30, 2022 and December 31, 2021.
(b)The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)Comprised primarily of Other liabilities at June 30, 2022 and December 31, 2021.
(d)At June 30, 2022 and December 31, 2021, off-balance sheet exposure primarily consisting of our insurance companies’ commitments to real estate and investment entities were $2.4 billion and $2.2 billion, respectively, of which commitments to external parties were $0.6 billion and $0.6 billion, respectively.
We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE, (ii) the notional amount of VIE assets or liabilities where we have also provided credit protection to the VIE with the VIE as the referenced obligation, and (iii) other commitments and guarantees to the VIE.

AIG | Second Quarter 2022 Form 10-Q	49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 8. Variable Interest Entities

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(b)	Off-Balance Sheet		Total
June 30, 2022
Real estate and investment entities(a)	$500,408	$8,134	$3,668	(c)	$11,802
Other	1,730	272	644	(d)	916
Total	$502,138	$8,406	$4,312		$12,718
December 31, 2021
Real estate and investment entities(a)	$457,335	$7,650	$3,448	(c)	$11,098
Other	1,738	237	528	(d)	765
Total	$459,073	$7,887	$3,976		$11,863
(a)Comprised primarily of hedge funds and private equity funds.
(b)At June 30, 2022 and December 31, 2021, $8.3 billion and $7.8 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.
(c)These amounts represent our unfunded commitments to invest in private equity funds and hedge funds.
(d)These amounts represent our estimate of the maximum exposure to loss under certain insurance policies issued to VIEs if a hypothetical loss occurred to the extent of the full amount of the insured value. Our insurance policies cover defined risks and our estimate of liability is included in our insurance reserves on the balance sheet.
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

50	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2022				December 31, 2021
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$85	$2	$925	$35	$265	$5	$895	$11
Foreign exchange contracts	8,027	870	1,956	217	5,431	467	5,828	197
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	49,436	4,609	56,712	6,272	47,499	3,868	42,113	3,622
Foreign exchange contracts	13,408	1,243	3,639	431	7,905	722	9,997	524
Equity contracts	29,116	387	4,710	53	27,423	681	5,091	53
Commodity contracts	271	9	104	—	303	4	219	—
Credit contracts(b)	1,789	1	933	44	3,790	1	936	47
Other contracts(c)	45,428	16	—	—	43,892	13	51	—
Total derivatives, gross	$147,560	$7,137	$68,979	$7,052	$136,508	$5,761	$65,130	$4,454
Counterparty netting(d)		(4,354)		(4,354)		(2,779)		(2,779)
Cash collateral(e)		(2,426)		(2,418)		(2,139)		(1,089)
Total derivatives on Condensed
Consolidated Balance Sheets(f)		$357		$280		$843		$586
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)As of June 30, 2022 and December 31, 2021, included CDSs on super senior multi-sector CDOs with a net notional amount of $93 million and $97 million (fair value liability of $32 million and $30 million), respectively. The net notional amount represents the maximum exposure to loss on the portfolio.
(c)Consists primarily of stable value wraps and contracts with multiple underlying exposures.
(d)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(e)Represents cash collateral posted and received that is eligible for netting.
(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was $0.6 billion and zero at June 30, 2022 and December 31, 2021, respectively. Fair value of liabilities related to bifurcated embedded derivatives was $7.0 billion and $14.5 billion, respectively, at June 30, 2022 and December 31, 2021. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components, and the funds withheld arrangement with Fortitude Re. For additional information see Note 7.
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
Collateral posted by us to third parties for derivative transactions was $3.8 billion at June 30, 2022 and $2.7 billion at December 31, 2021. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $2.5 billion and $2.4 billion at June 30, 2022 and December 31, 2021, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

AIG | Second Quarter 2022 Form 10-Q	51

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
We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three- and six-month periods ended June 30, 2022, we recognized gains (losses) of $220 million and $307 million, respectively, and for the three- and six-month periods ended June 30, 2021, we recognized gains (losses) of $5 million and $106 million, respectively, included in Change in foreign currency translation adjustments in Other comprehensive income (loss) related to the net investment hedge relationships.
A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

52	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

The following table presents the gain (loss) recognized in income on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Income for:
(in millions)	Hedging Derivatives(a)	Excluded Components(b)	Hedged Items	Net Impact
Three Months Ended June 30, 2022
Interest rate contracts:
Interest credited to policyholder account balances	$(7)	$—	$8	$1
Net investment income	—	—	—	—
Foreign exchange contracts:
Net realized gains/(losses)	325	98	(325)	98
Three Months Ended June 30, 2021
Interest rate contracts:
Interest credited to policyholder account balances	$(3)	$—	$1	$(2)
Net investment income (loss)	(1)	—	—	(1)
Foreign exchange contracts:
Net realized gains/(losses)	(36)	107	36	107
Six Months Ended June 30, 2022
Interest rate contracts:
Interest credited to policyholder account balances	$(28)	$—	$31	$3
Net investment income (loss)	1	—	(1)	—
Foreign exchange contracts:
Net realized gains/(losses)	434	140	(434)	140
Six Months Ended June 30, 2021
Interest rate contracts:
Interest credited to policyholder account balances	$(7)	$—	$7	$—
Net investment income (loss)	7	—	(7)	—
Foreign exchange contracts:
Net realized gains/(losses)	(4)	78	4	78
(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in income on a mark-to-market basis.

AIG | Second Quarter 2022 Form 10-Q	53

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
By Derivative Type:
Interest rate contracts	$(869)	$856	$(1,482)	$(689)
Foreign exchange contracts	730	48	966	(39)
Equity contracts	78	(32)	(126)	(551)
Commodity contracts	(3)	1	(7)	1
Credit contracts	—	(4)	(1)	(9)
Other contracts	13	17	31	32
Embedded derivatives	4,306	(3,242)	9,591	1,597
Total	$4,255	$(2,356)	$8,972	$342
By Classification:
Policy fees	$15	$15	$30	$30
Net investment income	3	7	2	(5)
Net realized gains (losses) - excluding Fortitude Re funds withheld assets	1,420	(388)	2,868	52
Net realized gains (losses) on Fortitude Re funds withheld assets(a)	2,824	(1,996)	6,086	269
Policyholder benefits and claims incurred	(7)	6	(14)	(4)
Total	$4,255	$(2,356)	$8,972	$342
(a)Includes over-the-counter derivatives supporting the funds withheld arrangements with Fortitude Re and the embedded derivative contained within the funds withheld payable with Fortitude Re.
CREDIT RISK-RELATED CONTINGENT FEATURES
We estimate that at June 30, 2022, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $19 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $104 million and $206 million at June 30, 2022 and December 31, 2021, respectively. The aggregate fair value of assets posted as collateral under these contracts at June 30, 2022 and December 31, 2021, was approximately $120 million and $239 million, respectively.
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
We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $1.5 billion and $2.0 billion at June 30, 2022 and December 31, 2021, respectively. These securities have par amounts of $4.4 billion and $4.6 billion at June 30, 2022 and December 31, 2021, respectively, and have remaining stated maturity dates that extend to 2052.

54	AIG | Second Quarter 2022 Form 10-Q

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
Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.1 billion and $12.3 billion at June 30, 2022 and December 31, 2021, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At June 30, 2022 and December 31, 2021, we held collateral of approximately $8.5 billion and $8.6 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both June 30, 2022 and December 31, 2021.
The following table presents the rollforward of activity in loss reserves:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Liability for unpaid loss and loss adjustment expenses, beginning of period	$78,183	$78,832	$79,026	$77,720
Reinsurance recoverable	(34,321)	(35,271)	(35,213)	(34,431)
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	43,862	43,561	43,813	43,289
Losses and loss adjustment expenses incurred:
Current year	3,765	3,870	7,647	7,795
Prior years, excluding discount and amortization of deferred gain	(374)	(29)	(425)	(13)
Prior years, discount charge (benefit)	38	34	42	16
Prior years, amortization of deferred gain on retroactive reinsurance(a)	28	(22)	(14)	(94)
Total losses and loss adjustment expenses incurred	3,457	3,853	7,250	7,704
Losses and loss adjustment expenses paid:
Current year	(834)	(895)	(1,157)	(1,223)
Prior years	(2,729)	(2,620)	(6,171)	(6,204)
Total losses and loss adjustment expenses paid	(3,563)	(3,515)	(7,328)	(7,427)
Other changes:
Foreign exchange effect	(800)	113	(796)	357
Retroactive reinsurance adjustment (net of discount)(b)	200	103	217	192
Total other changes	(600)	216	(579)	549
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	43,156	44,115	43,156	44,115
Reinsurance recoverable	33,583	34,866	33,583	34,866
Total	$76,739	$78,981	$76,739	$78,981
(a)Includes $6 million and $1 million for the retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), covering U.S. asbestos exposures for the three-month periods ended June 30, 2022 and 2021, respectively, and $10 million and $18 million for the six-month periods ended June 30, 2022 and 2021.
(b)Includes benefit (charge) from change in discount on retroactive reinsurance in the amount of $18 million and $17 million for the three-month periods ended June 30, 2022 and 2021 respectively, and $57 million and $56 million for the six-month periods ended June 30, 2022 and 2021 respectively.

AIG | Second Quarter 2022 Form 10-Q	55

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
Prior Year Development
During the three-month period ended June 30, 2022, we recognized favorable prior year loss reserve development of $374 million excluding discount and amortization of deferred gain. During the six-month period ended June 30, 2022, we recognized favorable prior year loss reserve development of $425 million excluding discount and amortization of deferred gain. The development in these periods was largely driven by favorable development on U.S. Workers Compensation, U.S. Other Casualty and Japan Personal Insurance, partially offset by unfavorable development on U.S Property and Special Risks.
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
Discounting of Loss Reserves
At June 30, 2022 and December 31, 2021, the loss reserves reflect a net loss reserve discount of $939 million and $876 million, respectively, including tabular and non-tabular calculations based upon the following assumptions:
•The non-tabular workers’ compensation discount is calculated separately for companies domiciled in New York, Pennsylvania and Delaware, and follows the statutory regulations (prescribed or permitted) for each state.
–For New York companies, the discount is based on a 5 percent interest rate and the companies’ own payout patterns.
–The Pennsylvania and Delaware regulators approved use of a consistent benchmark discount rate and spread (U.S. Treasury rate plus a liquidity premium) to all of our workers’ compensation reserves in our Pennsylvania domiciled and Delaware domiciled companies, as well as our use of updated payout patterns specific to our primary and excess workers compensation portfolios. In 2020, the regulators also approved that the discount rate will be updated on an annual basis.
•The tabular workers’ compensation discount is calculated based on the mortality rate used in the 2007 U.S. Life table and interest rates prescribed or permitted by each state (i.e. New York is based on 5 percent interest rate and Pennsylvania and Delaware are based on U.S. Treasury rate plus a liquidity premium). In the case that applying this tabular discount factor to our nominal reserves produces a tabular discount that is greater than the indemnity portion of our case reserves, the tabular discount is capped at our estimate of the indemnity portion of our cases reserves (45 percent).
The discount for asbestos reserves has been fully accreted.
At June 30, 2022 and December 31, 2021, the discount consists of $272 million and $260 million of tabular discount, respectively, and $667 million and $616 million of non-tabular discount for workers’ compensation, respectively. During the six-month periods ended June 30, 2022 and 2021, the benefit / (charge) from changes in discount of $6 million and $10 million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Condensed Consolidated Statements of Income (Loss).
The following table presents the components of the loss reserve discount discussed above:

(in millions)	June 30, 2022	December 31, 2021
U.S. workers' compensation	$1,835	$1,829
Retroactive reinsurance	(896)	(953)
Total reserve discount(a)(b)	$939	$876
(a)Excludes $111 million and $116 million of discount related to certain long-tail liabilities in the UK at June 30, 2022 and December 31, 2021, respectively.
(b)Includes gross discount of $487 million and $500 million, which was 100 percent ceded to Fortitude Re at June 30, 2022 and December 31, 2021, respectively.

56	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

The following table presents the net loss reserve discount benefit (charge):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Current accident year	$24	$12	$48	$26
Accretion and other adjustments to prior year discount	(38)	(34)	(42)	(16)
Net reserve discount benefit (charge)	(14)	(22)	6	10
Change in discount on loss reserves ceded under retroactive reinsurance	18	17	57	56
Net change in total reserve discount*	$4	$(5)	$63	$66
*Excludes $(7) million and $2 million discount related to certain long-tail liabilities in the UK for the three-month periods ended June 30, 2022 and 2021, respectively, and excludes $(5) million and $9 million discount related to certain long-tail liabilities in the UK for the six-month periods ended June 30, 2022 and 2021, respectively.
Amortization of Deferred Gain on Retroactive Reinsurance
Amortization of the deferred gain on retroactive reinsurance includes $(34) million and $21 million related to the adverse development reinsurance cover with NICO for the three-month periods ended June 30, 2022 and 2021, respectively, and $4 million and $76 million related to the adverse development reinsurance cover with NICO for the six-month periods ended June 30, 2022 and 2021, respectively.
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
Additionally, from time to time, various regulatory and governmental agencies review the transactions and practices of AIG and our subsidiaries in connection with industry- wide and other inquiries or examinations into, among other matters, the business practices of current and former operating insurance subsidiaries. Such investigations, inquiries or examinations could develop into administrative, civil or criminal proceedings or enforcement actions, in which remedies could include fines, penalties, restitution or alterations in our business practices, and could result in additional expenses, limitations on certain business activities and reputational damage.

AIG | Second Quarter 2022 Form 10-Q	57

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Contingencies, Commitments and Guarantees

Moriarty Litigation
Effective January 1, 2013, the California legislature enacted AB 1747 (the Act), which amended the Insurance Code to mandate that life insurance policies issued and delivered in California contain a 60-day grace period during which time the policies must remain in force after a premium payment is missed, and that life insurers provide both a 30-day minimum notification of lapse and the right of policy owners to designate a secondary recipient for lapse and termination notices. Following guidance from the California Department of Insurance and certain industry trade groups, American General Life Insurance Company (AGL) interpreted the Act to be prospective in nature, applying only to policies issued and delivered on or after the Act’s January 1, 2013, effective date. On July 18, 2017, AGL was sued in a putative class action captioned Moriarty v. American General Life Insurance Company, No. 17-cv-1709 (S.D. Cal.), challenging AGL’s prospective application of the Act. Plaintiff’s complaint, which is similar to complaints filed against other insurers, argues that policies issued and delivered prior to January 1, 2013, like the $1 million policy issued to Plaintiff’s husband do not lapse—despite nonpayment of premiums—if the insurer has not complied with the Act’s terms. On August 30, 2021, the California Supreme Court issued an opinion in McHugh v. Protective Life Insurance, 12 Cal. 5th 213 (2021), ruling that the Act applies to all policies in force on January 1, 2013, regardless of when the policies were issued. The District Court in Moriarty reached effectively the same result on October 2, 2020, when it held that the Act applied to Plaintiff’s husband’s 25-year term life insurance policy under the theory that the payment of premiums “renewed” Plaintiff’s policy after the effective date of the Act. However, the District Court in Moriarty also ruled on October 2, 2020 that various fact issues precluded a final determination as to AGL’s liability and what (if any) corresponding damages may have resulted. In addition, the District Court denied Plaintiff’s motion for class certification without prejudice on November 25, 2020. On February 7, 2022, Plaintiff filed motions for summary judgment and class certification; AGL opposed both motions. In addition, on February 7, 2022, AGL filed a motion for partial summary judgment, which Plaintiff opposed. The District Court heard arguments on these motions on April 11, 2022. On July 26, 2022, the District Court granted in part and denied in part AGL’s motion for partial summary judgment. The Court did not make a final determination as to AGL’s liability and what (if any) corresponding damages may have resulted. Plaintiff’s motions for summary judgment and class certification remain pending before the District Court. Proceedings are ongoing in other California cases that raise similar industry-wide issues. We have accrued our current estimate of probable loss with respect to this litigation.
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $7.3 billion at both June 30, 2022 and December 31, 2021.
GUARANTEES
Subsidiaries
We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIG Financial Products Corp. and related subsidiaries (collectively AIGFP) and of AIG Markets, Inc. arising from transactions entered into by AIG Markets, Inc.
In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at June 30, 2022 was $70 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.
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

58	AIG | Second Quarter 2022 Form 10-Q

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
Other
•For additional information on commitments and guarantees associated with VIEs, see Note 8.
•For additional information on derivatives, see Note 9.

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
The following table presents declaration date, record date, payment date and dividends paid per preferred share and per depository share on the Series A Preferred Stock in the six months ended June 30, 2022 and 2021:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
May 3, 2022	May 31, 2022	June 15, 2022	$365.625	$0.365625
February 16, 2022	February 28, 2022	March 15, 2022	365.625	0.365625
May 6, 2021	May 31, 2021	June 15, 2021	$365.625	$0.365625
February 16, 2021	February 26, 2021	March 15, 2021	365.625	0.365625
Common Stock
The following table presents a rollforward of outstanding shares:

Six Months Ended June 30, 2022	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Shares, beginning of year	1,906,671,492	(1,087,984,129)	818,687,363
Shares issued	—	5,126,759	5,126,759
Shares repurchased	—	(52,542,606)	(52,542,606)
Shares, end of period	1,906,671,492	(1,135,399,976)	771,271,516

AIG | Second Quarter 2022 Form 10-Q	59

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
The following table presents declaration date, record date, payment date and dividends paid per common share on AIG Common Stock in the six months ended June 30, 2022 and 2021:

Declaration Date	Record Date	Payment Date	Dividends Paid Per Common Share
May 3, 2022	June 16, 2022	June 30, 2022	$0.32
February 16, 2022	March 17, 2022	March 31, 2022	0.32
May 6, 2021	June 15, 2021	June 29, 2021	$0.32
February 16, 2021	March 16, 2021	March 30, 2021	0.32
For a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries see Note 18 to the Consolidated Financial Statements in the 2021 Annual Report.
Repurchase of AIG Common Stock
Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through Securities Exchange Act of 1934 (Exchange Act) Rule 10b5-1 repurchase plans. On May 3, 2022, the Board of Directors authorized the repurchase of $6.5 billion of AIG Common Stock (inclusive of the approximately $1.5 billion of expected remaining authorization upon expiration of the then-current 10b5-1 Plan as of May 20, 2022).
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
The following table presents repurchases of AIG Common Stock:

Six Months Ended June 30,
(in millions)	2022	2021
Aggregate repurchases of common stock*	$3,102	$592
Total number of common shares repurchased	53	13
*For the six months ended June 30, 2021, approximately $92 million of these share repurchases were funded with proceeds received from warrant exercises that occurred prior to the expiration of warrants to purchase shares of AIG Common Stock on January 19, 2021.
Pursuant to an Exchange Act Rule 10b5-1 repurchase plan from July 1, 2022 to August 3, 2022, we repurchased approximately 11 million shares of AIG Common Stock for an aggregate purchase price of approximately $556 million.
DIVIDENDS DECLARED
On August 8, 2022, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on September 30, 2022 to shareholders of record on September 16, 2022. On August 8, 2022, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on September 15, 2022 to holders of record on August 31, 2022.

60	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Own Credit Risk	Total
Balance, March 31, 2022, net of tax	$(97)	$(2,437)	$(2,478)	$(894)	$6	$(5,900)
Change in unrealized appreciation (depreciation) of investments	45	(17,949)	—	—	—	(17,904)
Change in deferred policy acquisition costs adjustment and other	4	2,517	—	—	—	2,521
Change in future policy benefits	—	942	—	—	—	942
Change in foreign currency translation adjustments	—	—	(204)	—	—	(204)
Change in net actuarial loss	—	—	—	5	—	5
Change in prior service cost	—	—	—	4	—	4
Change in deferred tax asset (liability)	(9)	1,952	(77)	7	—	1,873
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	—	—	—	—	(4)	(4)
Total other comprehensive income (loss)	40	(12,538)	(281)	16	(4)	(12,767)
Noncontrolling interests	4	(1,003)	(12)	—	—	(1,011)
Balance, June 30, 2022, net of tax	$(61)	$(13,972)	$(2,747)	$(878)	$2	$(17,656)

Balance, March 31, 2021, net of tax	$(62)	$9,894	$(2,142)	$(1,231)	$7	$6,466
Change in unrealized appreciation (depreciation) of investments	10	5,836	—	—	—	5,846
Change in deferred policy acquisition costs adjustment and other	(2)	(691)	—	—	—	(693)
Change in future policy benefits	—	(378)	—	—	—	(378)
Change in foreign currency translation adjustments	—	—	25	—	—	25
Change in net actuarial loss	—	—	—	12	—	12
Change in prior service cost	—	—	—	2	—	2
Change in deferred tax asset (liability)	(4)	(1,057)	(11)	—	—	(1,072)
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	—	—	—	—	—	—
Total other comprehensive income	4	3,710	14	14	—	3,742
Noncontrolling interests	—	(1)	—	—	—	(1)
Balance, June 30, 2021, net of tax	$(58)	$13,605	$(2,128)	$(1,217)	$7	$10,209

AIG | Second Quarter 2022 Form 10-Q	61

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Own Credit Risk	Total
Balance, December 31, 2021, net of tax	$(57)	$10,094	$(2,453)	$(903)	$6	$6,687
Change in unrealized appreciation (depreciation) of investments	(12)	(38,059)	—	—	—	(38,071)
Change in deferred policy acquisition costs adjustment and other	4	5,332	—	—	—	5,336
Change in future policy benefits	—	2,125	—	—	—	2,125
Change in foreign currency translation adjustments	—	—	(205)	—	—	(205)
Change in net actuarial loss	—	—	—	16	—	16
Change in prior service cost	—	—	—	5	—	5
Change in deferred tax asset (liability)	3	4,457	(81)	4	—	4,383
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	—	—	—	—	(4)	(4)
Total other comprehensive income (loss)	(5)	(26,145)	(286)	25	(4)	(26,415)
Noncontrolling interests	(1)	(2,079)	8	—	—	(2,072)
Balance, June 30, 2022, net of tax	$(61)	$(13,972)	$(2,747)	$(878)	$2	$(17,656)

Balance, December 31, 2020, net of tax	$(95)	$17,093	$(2,267)	$(1,228)	$8	$13,511
Change in unrealized appreciation (depreciation) of investments	51	(5,854)	—	—	—	(5,803)
Change in deferred policy acquisition costs adjustment and other	(4)	702	—	—	—	698
Change in future policy benefits	—	767	—	—	—	767
Change in foreign currency translation adjustments	—	—	195	—	—	195
Change in net actuarial loss	—	—	—	11	—	11
Change in prior service cost	—	—	—	4	—	4
Change in deferred tax asset (liability)	(10)	896	(56)	(4)	—	826
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	—	—	—	—	(1)	(1)
Total other comprehensive income (loss)	37	(3,489)	139	11	(1)	(3,303)
Noncontrolling interests	—	(1)	—	—	—	(1)
Balance, June 30, 2021, net of tax	$(58)	$13,605	$(2,128)	$(1,217)	$7	$10,209

62	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

The following table presents the other comprehensive income (loss) reclassification adjustments for the three- and six-month periods ended June 30, 2022 and 2021, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Own Credit Risk	Total
Three Months Ended June 30, 2022
Unrealized change arising during period	$41	$(15,086)	$(204)	$2	$(4)	$(15,251)
Less: Reclassification adjustments included in net income	(8)	(596)	—	(7)	—	(611)
Total other comprehensive income (loss), before income tax expense (benefit)	49	(14,490)	(204)	9	(4)	(14,640)
Less: Income tax expense (benefit)	9	(1,952)	77	(7)	—	(1,873)
Total other comprehensive income (loss), net of income tax expense (benefit)	$40	$(12,538)	$(281)	$16	$(4)	$(12,767)

Three Months Ended June 30, 2021
Unrealized change arising during period	$4	$4,906	$25	$3	$—	$4,938
Less: Reclassification adjustments included in net income	(4)	139	—	(11)	—	124
Total other comprehensive income (loss), before income tax expense (benefit)	8	4,767	25	14	—	4,814
Less: Income tax expense (benefit)	4	1,057	11	—	—	1,072
Total other comprehensive income (loss), net of income tax expense (benefit)	$4	$3,710	$14	$14	$—	$3,742

Six Months Ended June 30, 2022
Unrealized change arising during period	$(16)	$(31,337)	$(205)	$6	$(4)	$(31,556)
Less: Reclassification adjustments included in net income	(8)	(735)	—	(15)	—	(758)
Total other comprehensive income (loss), before of income tax expense (benefit)	(8)	(30,602)	(205)	21	(4)	(30,798)
Less: Income tax expense (benefit)	(3)	(4,457)	81	(4)	—	(4,383)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(5)	$(26,145)	$(286)	$25	$(4)	$(26,415)

Six Months Ended June 30, 2021
Unrealized change arising during period	$41	$(3,855)	$195	$(8)	$(1)	$(3,628)
Less: Reclassification adjustments included in net income	(6)	530	—	(23)	—	501
Total other comprehensive income (loss), before income tax expense (benefit)	47	(4,385)	195	15	(1)	(4,129)
Less: Income tax expense (benefit)	10	(896)	56	4	—	(826)
Total other comprehensive income (loss), net of income tax expense (benefit)	$37	$(3,489)	$139	$11	$(1)	$(3,303)

AIG | Second Quarter 2022 Form 10-Q	63

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Condensed Consolidated Statements of Income (Loss):

	Amount Reclassified from AOCI		Affected Line Item in the
	Three Months Ended June 30,		Condensed Consolidated
(in millions)	2022	2021	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$(8)	$(4)	Net realized gains (losses)
Total	(8)	(4)
Unrealized appreciation (depreciation) of all other investments
Investments	(596)	139	Net realized gains (losses)
Total	(596)	139
Change in retirement plan liabilities adjustment
Prior-service credit	—	(1)	*
Actuarial losses	(7)	(10)	*
Total	(7)	(11)
Total reclassifications for the period	$(611)	$124
	Amount Reclassified from AOCI		Affected Line Item in the
	Six Months Ended June 30,		Condensed Consolidated
(in millions)	2022	2021	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$(8)	$(6)	Net realized gains (losses)
Total	(8)	(6)
Unrealized appreciation (depreciation) of all other investments
Investments	(735)	530	Net realized gains (losses)
Total	(735)	530
Change in retirement plan liabilities adjustment
Prior-service credit	(1)	(2)
Actuarial losses	(14)	(21)
Total	(15)	(23)
Total reclassifications for the period	$(758)	$501
*These AOCI components are included in the computation of net periodic pension cost.

64	AIG | Second Quarter 2022 Form 10-Q

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
The following table presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per common share data)	2022	2021	2022	2021
Numerator for EPS:
Income from continuing operations	$3,393	$150	$8,049	$4,080
Less: Net income from continuing operations attributable to noncontrolling interests	356	51	752	105
Less: Preferred stock dividends	8	8	15	15
Income attributable to AIG common shareholders from continuing operations	3,029	91	7,282	3,960
Loss from discontinued operations, net of income tax expense	(1)	—	(1)	—
Net income attributable to AIG common shareholders	$3,028	$91	$7,281	$3,960
Denominator for EPS:
Weighted average common shares outstanding - basic	790,897,301	862,930,931	803,532,447	865,508,343
Dilutive common shares	9,833,445	9,946,372	9,765,891	9,057,937
Weighted average common shares outstanding - diluted(a)	800,730,746	872,877,303	813,298,338	874,566,280
Income per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$3.83	$0.11	$9.06	$4.58
Income from discontinued operations	$—	$—	$—	$—
Income attributable to AIG common shareholders	$3.83	$0.11	$9.06	$4.58
Diluted:
Income from continuing operations	$3.78	$0.11	$8.95	$4.53
Income from discontinued operations	$—	$—	$—	$—
Income attributable to AIG common shareholders	$3.78	$0.11	$8.95	$4.53
(a)Potential dilutive common shares include our share-based employee compensation plans, a weighted average portion of the 10-year warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011, which expired in January 2021 and an option for Blackstone to exchange all or a portion of its ownership interest in Corebridge for AIG common shares. The number of common shares excluded from diluted shares outstanding was 46.6 million and 46.2 million for the three- and six-month periods ended June 30, 2022, respectively, and 5.5 million and 7.4 million for the three- and six-month periods ended June 30, 2021, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.
For information regarding the Blackstone option to exchange all or a portion of its ownership interest in Corebridge for AIG common shares, see Note 1. For information regarding our repurchases of AIG Common Stock, see Note 12.

AIG | Second Quarter 2022 Form 10-Q	65

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
INTERIM TAX EXPENSE (BENEFIT)
For the three-month period ended June 30, 2022, the effective tax rate on income from continuing operations was 21.5 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, state and local income taxes, and non-deductible transfer pricing charges. These tax charges were partially offset by tax benefits associated with tax exempt income and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the six-month period ended June 30, 2022, the effective tax rate on income from continuing operations was 20.7 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with tax exempt income, reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities, excess tax benefits related to share based compensation payments recorded through the income statement and tax adjustments related to prior year returns. These tax benefits were partially offset by tax charges associated with the effect of foreign operations, state and local income taxes, and non-deductible transfer pricing charges. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

66	AIG | Second Quarter 2022 Form 10-Q

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
For the six-month period ended June 30, 2022, we consider our foreign earnings with respect to certain operations in Canada, South Africa, Japan, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.
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

AIG | Second Quarter 2022 Form 10-Q	67

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
As of June 30, 2022, the balance sheet reflects a valuation allowance of $850 million related to a portion of our tax attribute carryforwards that are no longer more-likely-than-not to be realized. No change in valuation allowance was recorded for the three-month or six-month periods ended June 30, 2022.
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
For the six-month period ended June 30, 2022, recent changes in market conditions, including rising interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of both our U.S. Life Insurance and non-life insurance companies, resulting in deferred tax assets related to net unrealized tax capital losses. The deferred tax assets relate to the unrealized tax capital losses for which the carryforward period has not yet begun, and as such, when assessing recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of June 30, 2022, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized. For the six-month period ended June 30, 2022, we established $1.5 billion of valuation allowance associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available for sale securities portfolio and $630 million of valuation allowance associated with the unrealized tax capital losses in the non-life insurance companies’ available for sale securities portfolio. For the three-month period ended June 30, 2022, we recorded an increase in valuation allowance of $735 million associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available for sale securities portfolio and $460 million associated with the unrealized tax capital losses in the non-life insurance companies’ available for sale securities portfolio. All of the valuation allowance establishment was allocated to other comprehensive income.
For the six-month period ended June 30, 2022, we recognized a net $23 million decrease in deferred tax asset valuation allowance associated with certain foreign and state jurisdictions, primarily attributable to current year activity.
TAX EXAMINATIONS AND LITIGATION
We file a consolidated U.S. federal income tax return with our eligible U.S. subsidiaries. Income earned by subsidiaries operating outside the U.S. is taxed, and income tax expense is recorded, based on applicable U.S. and foreign laws.
We are currently under examination by the IRS for the tax years 2011 through 2019.
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

68	AIG | Second Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Income Taxes

In 2009, after paying amounts due on a statutory notice of deficiency related to the disallowance of foreign tax credits associated with cross border financing transactions, we filed a refund lawsuit in the Southern District of New York (Southern District) with respect to tax year 1997. During the fourth quarter of 2020, the parties executed a binding settlement agreement with respect to the underlying issues in the lawsuit. On October 22, 2020, the Southern District dismissed the case based upon the settlement reached between AIG and the government. During June 2021 and October 2021, AIG made additional payments of $354 million and $10 million to the U.S. Treasury with respect to this matter. In March 2022, interest amounts due on the settlement of items challenged by the IRS during the audit of AIG's 2006 and prior years were agreed to between AIG and the IRS.
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
At both June 30, 2022 and December 31, 2021, our unrecognized tax benefits, excluding interest and penalties, were $1.2 billion. At June 30, 2022 and December 31, 2021, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $2 million and $22 million, respectively. Accordingly, at June 30, 2022 and December 31, 2021, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.2 billion and $1.1 billion, respectively.
Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At June 30, 2022 and December 31, 2021, we had accrued liabilities of $66 million and $69 million, respectively for the payment of interest (net of the federal benefit) and penalties. For the six-month period ended June 30, 2022, we accrued benefit of $3 million for the payment of interest and penalties. The interest activity related to unrecognized tax benefits for the six-month period ended June 30, 2022 was due to the expiration of a certain statute in a foreign jurisdiction. For the six-month period ended June 30, 2021, we accrued benefit of $203 million for the payment of interest and penalties. The activity for the six-month period ended June 30, 2021 primarily related to the completion of audit activity by the IRS.
We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next 12 months by as much as $11 million, principally as a result of potential resolutions or settlements of prior years’ tax items. The prior years’ tax items include unrecognized tax benefits related to the deductibility of certain expenses.

AIG | Second Quarter 2022 Form 10-Q	69

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

Cautionary Statement Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q and other publicly available documents may include, and officers and representatives of AIG may from time to time make and discuss, statements which, to the extent they are not statements of historical or present fact, may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward‑looking statements are intended to provide management’s current expectations or plans for AIG’s future operating and financial performance, based on assumptions currently believed to be valid or accurate. Forward-looking statements are often preceded by, followed by or include words such as “will,” “believe,” “anticipate,” “expect,” “expectations,” “intend,” “plan,” “strategy,” “prospects,” “project,” “anticipate,” “should,” “guidance,” “outlook,” “confident,” “focused on achieving,” “view,” “target,” “goal,” “estimate” and other words of similar meaning in connection with a discussion of future operating or financial performance. These statements may include, among other things, projections, goals and assumptions that relate to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expense reduction efforts, the outcome of contingencies such as legal proceedings, anticipated organizational, business or regulatory changes, such as the separation of the Life and Retirement business from AIG, the effect of catastrophes, and macroeconomic and/or geopolitical events, anticipated dispositions, monetization and/or acquisitions of businesses or assets, or successful integration of acquired businesses, management succession and retention plans, exposure to risk, trends in operations and financial results, and other statements that are not historical facts.

70	AIG | Second Quarter 2022 Form 10-Q

All forward-looking statements involve risks, uncertainties and other factors that may cause AIG’s actual results and financial condition to differ, possibly materially, from the results and financial condition expressed or implied in the forward-looking statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific projections, goals, assumptions and statements include, without limitation:
•AIG’s ability to continue to separate the Life and Retirement business, including through an initial public offering, and the impact separation may have on AIG, its businesses, employees, contracts and customers;
•the effects of economic conditions in the markets in which AIG and its businesses operate in the U.S. and globally and any changes therein, including financial market conditions, fluctuations in interest rates and foreign currency exchange rates and inflationary pressures, each of which may also be affected by geopolitical conflicts, including the conflict between Russia and Ukraine;
•the occurrence of catastrophic events, both natural and man-made, including geopolitical conflicts, pandemics, civil unrest and the effects of climate change;
•disruptions in the availability of AIG's electronic data systems or those of third parties, including as a result of potential information technology, cybersecurity or data security breaches due to supply chain disruptions, cyber-attacks or security vulnerabilities, the likelihood of which may increase as a result of remote business operations;
•the effectiveness of AIG’s enterprise risk management policies and procedures, including with respect to business continuity and disaster recovery plans;
•changes in judgments concerning potential cost-saving opportunities;
•availability of reinsurance or access to reinsurance on acceptable terms;
•concentrations in AIG’s investment portfolios, including as a result of our asset management relationships with Blackstone Inc. (Blackstone) and BlackRock, Inc. (BlackRock);
•changes in the valuation of AIG’s investments;
•the effectiveness of strategies to recruit and retain key personnel and to implement effective succession plans;
•actions by rating agencies with respect to AIG’s credit and financial strength ratings as well as those of its businesses and subsidiaries;
•changes to sources of or access to liquidity;
•changes in judgments concerning the recognition of deferred tax assets and the impairment of goodwill;
•changes in judgments or assumptions concerning insurance underwriting and insurance liabilities;
•AIG’s ability to successfully dispose of, monetize and/or acquire businesses or assets or successfully integrate acquired businesses;
•nonperformance or defaults by counterparties, including Fortitude Reinsurance Company Ltd. (Fortitude Re);
•the requirements, which may change from time to time, of the global regulatory framework to which AIG is subject;
•significant legal, regulatory or governmental proceedings;
•the effects of sanctions related to the conflict between Russia and Ukraine and failure to comply therewith;
•AIG’s ability to effectively execute on the AIG 200 operational programs designed to modernize AIG’s operating infrastructure and enhance user and customer experiences, and AIG’s ability to achieve anticipated cost savings from AIG 200;
•the impact of COVID-19 and its variants and responses thereto;
•AIG’s ability to effectively execute on environmental, social and governance targets and standards; and
•such other factors discussed in:
–Part I, Item 2. MD&A of this Quarterly Report on Form 10-Q; and
–Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of the 2021 Annual Report.
The forward-looking statements speak only as of the date of this report, or in the case of any document incorporated by reference, the date of that document. We are not under any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements is disclosed from time to time in our other filings with the Securities and Exchange Commission (SEC).

AIG | Second Quarter 2022 Form 10-Q	71

72	AIG | Second Quarter 2022 Form 10-Q

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

AIG | Second Quarter 2022 Form 10-Q	73

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
•net investment income on Fortitude Re funds withheld assets;
•following deconsolidation of Fortitude Re, net realized gains and losses on Fortitude Re funds withheld assets;
•loss (gain) on extinguishment of debt;
•all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non- qualifying (economic) hedging or for asset replication. Earned income on such economic hedges is reclassified from net realized gains and losses to specific APTI line items based on the economic risk being hedged (e.g. net investment income and interest credited to policyholder account balances);

•income or loss from discontinued operations;
•net loss reserve discount benefit (charge);
•pension expense related to lump sum payments to former employees;
•net gain or loss on divestitures;
•non-operating litigation reserves and settlements;
•restructuring and other costs related to initiatives designed to reduce operating expenses, improve efficiency and simplify our organization;
•the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain;
•integration and transaction costs associated with acquiring or divesting businesses;
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
–Accident year loss and accident year combined ratios, as adjusted (Accident year loss ratio, ex-CAT and Accident year combined ratio, ex-CAT): both the accident year loss and accident year combined ratios, as adjusted, exclude catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting. Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil disorders that exceed the $10 million threshold. We believe that as adjusted ratios are meaningful measures of our underwriting results on an ongoing basis as they exclude catastrophes and the impact of reserve discounting which are outside of management’s control. We also exclude prior year development to provide transparency related to current accident year results.
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
Results from discontinued operations are excluded from all of these measures.

74	AIG | Second Quarter 2022 Form 10-Q

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

The accounting policies that we believe are most dependent on the application of estimates and assumptions, which are critical accounting estimates, are related to the determination of:

•loss reserves;
•future policy benefit reserves for life and accident and health insurance contracts;
•liabilities for guaranteed benefit features of variable annuity, fixed annuity and fixed index annuity products;
•embedded derivative liabilities for fixed index annuity and life products;
•estimated gross profits to value deferred acquisition costs and unearned revenue for investment-oriented products;
•reinsurance assets, including the allowance for credit losses and disputes;
•goodwill impairment;
•allowance for credit losses on certain investments, primarily on loans and available for sale fixed maturity securities;
•legal contingencies;
•fair value measurements of certain financial assets and financial liabilities; and
•income taxes, in particular the recoverability of our deferred tax asset and establishment of provisions for uncertain tax positions.

These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of operations and cash flows could be materially affected.
For a complete discussion of our critical accounting estimates, see Part II, Item 7. MD&A – Critical Accounting Estimates in the 2021 Annual Report.

AIG | Second Quarter 2022 Form 10-Q	75

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
Separation of Life and Retirement Business and Relationship with Blackstone
On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. On November 2, 2021, AIG and Blackstone completed the acquisition by Blackstone of a 9.9 percent equity stake in Corebridge Financial, Inc., formerly known as SAFG Retirement Services, Inc. (Corebridge), which is the holding company for AIG’s Life and Retirement business. Pursuant to the definitive agreement, Blackstone will be required to hold its ownership interest in Corebridge following the completion of the separation of the Life and Retirement business, subject to exceptions permitting Blackstone to sell 25%, 67% and 75% of its shares after the first, second and third anniversaries, respectively, of the initial public offering of Corebridge (the IPO), with the transfer restrictions terminating in full on the fifth anniversary of the IPO. In the event that the IPO of Corebridge is not completed prior to November 2, 2023, Blackstone will have the right to require AIG to undertake the IPO, and in the event that the IPO has not been completed prior to November 2, 2024, Blackstone will have the right to exchange all or a portion of its ownership interest in Corebridge for shares of AIG’s common stock on the terms set forth in the definitive agreement. On November 1, 2021, Corebridge declared a dividend payable to AIG Parent in the amount of $8.3 billion. In connection with such dividend, Corebridge issued a promissory note to AIG Parent in the amount of $8.3 billion, which is required to be paid to AIG Parent prior to the IPO of Corebridge. On April 5, 2022, Corebridge issued senior unsecured notes in the aggregate principal amount of $6.5 billion, the proceeds of which were used to repay a portion of the $8.3 billion promissory note previously issued by Corebridge to AIG. While we currently believe the IPO is the next step in the separation of the Life and Retirement business from AIG, no assurance can be given regarding the form that future separation transactions may take or the specific terms or timing thereof, or that a separation will in fact occur. Any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC.
On December 15, 2021, AIG and Blackstone Real Estate Income Trust (BREIT), a long-term, perpetual capital vehicle affiliated with Blackstone, completed the acquisition by BREIT of AIG’s interests in a U.S. affordable housing portfolio. The historical results of the U.S. affordable housing portfolio were reported in our Life and Retirement operating segments.
Our Investment Management Agreements with BlackRock
On March 28, 2022, we announced entry into a binding letter of intent with BlackRock pursuant to which certain of our insurance company subsidiaries would enter into separate investment management agreements with BlackRock (the BlackRock Arrangement). Since April 28, 2022, certain of our insurance company subsidiaries have entered into such investment management agreements, with the expectation that certain additional insurance company subsidiaries will enter into such investment management agreements over the coming months. Overall, we expect to transfer the management of up to $150 billion of our investment of liquid fixed income and certain private placement assets, including $90 billion of the Life and Retirement investment portfolio, over a period of 12 months in connection with the BlackRock Arrangement. The investment management agreements contain detailed investment guidelines and reporting requirements. These agreements also contain reasonable and customary representations and warranties, standard of care, expense reimbursement, liability, indemnity and other provisions. The investment management agreements continue unless terminated by either party on 45 days’ notice or by us immediately for cause. We continue to be responsible for our overall investment portfolio, including decisions surrounding asset allocation, risk composition and investment strategy. There can be no assurance that all of such investment management agreements will be entered into as contemplated, or at all.

76	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Executive Summary

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
Business Segments

General Insurance	Life and Retirement

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

AIG | Second Quarter 2022 Form 10-Q	77

ITEM 2 | Executive Summary

FINANCIAL PERFORMANCE SUMMARY

Net Income (Loss) Attributable to AIG Common Shareholders
Three Months Ended June 30,
(in millions)

Quarterly 2022 and 2021 Comparison
Net income attributable to AIG common shareholders increased $2.9 billion due to the following, on a pre-tax basis:

•an increase in Net realized gains on Fortitude Re funds withheld embedded derivative of $4.8 billion driven by interest rate movements, partially offset by losses on Fortitude Re funds withheld assets of $86 million in 2022 compared to a gain of $173 million in 2021;

•an increase in Net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $745 million, driven by a $1.8 billion increase in derivative and hedge activity and gains on variable annuity embedded derivatives, net of hedging partially offset by losses on sales of securities of $522 million and unfavorable effects of foreign exchange of $370 million;

•higher underwriting income in General Insurance of $336 million from higher premiums marked by higher renewal retentions, positive rate change and strong new business production, focused risk selection and improved terms and conditions; and

•lower interest expense of $72 million primarily driven by interest savings of $74 million from $7.6 billion debt repurchases, through cash tender offers, and debt redemptions in the six months ended June 30, 2022, as well as $646 million debt repurchases, through cash tender offers in the three months ended December 31, 2021 compared to interest savings of $19 million resulting from redemptions of $1.5 billion of debt in the three months ended June 30, 2021, and interest savings of $29 million from consolidated investment entities partially offset by interest expense of $61 million on $6.5 billion Corebridge senior unsecured notes issued in the six months ended June 30, 2022.

The increase in Net income attributable to AIG common shareholders was partially offset by the following:

•lower net investment income of $1.1 billion primarily driven by declines in alternative investments of $506 million and fair value of fixed maturity securities of $454 million, where we elected the fair value option as a result of negative equity market performance.

•higher income attributable to noncontrolling interest of $305 million driven by the sale of 9.9 percent interest of Corebridge to Blackstone in December 2021 of $306 million.
The $931 million increase in income tax expense was primarily attributable to higher income from continuing operations.
For further discussion see Consolidated Results of Operations.

78	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Executive Summary

Net Income (Loss) Attributable to AIG Common Shareholders Six Months Ended June 30, (in millions)

Year-to-Date 2022 and 2021 Comparison
Net income attributable to AIG common shareholders increased $3.3 billion due to the following, on a pre-tax basis:

•an increase in Net realized gains on Fortitude Re funds withheld embedded derivative of $5.8 billion driven by interest rate movements, partially offset by losses on Fortitude Re funds withheld assets of $226 million in 2022 compared to a gain of $346 million in 2021;

•an increase in Net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $1.3 billion, driven by a $2.8 billion increase in derivative and hedge activity and gains on variable annuity embedded derivatives, net of hedging, partially offset by losses on sales of securities of $723 million, unfavorable effects of foreign exchange ($335 million) and unfavorable movement in the allowance for credit losses on fixed maturity securities and loans of $264 million;

•higher underwriting income in General Insurance of $709 million from higher premiums marked by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions, lower catastrophe losses and higher net favorable prior year reserve development; and

•lower interest expense of $151 million primarily driven by interest savings of $89 million from $7.6 billion debt repurchases, through cash tender offers, and debt redemptions in the six months ended June 30, 2022 as well as $646 million debt repurchases, through cash tender offers in the three months ended December 31, 2021 compared to interest savings of $42 million resulting from redemptions of $3.0 billion of debt in the six months ended June 30, 2021, and interest savings from consolidated investment entities of $69 million, partially offset by interest expense of $61 million on $6.5 billion Corebridge senior unsecured notes issued in the six months ended June 30, 2022.

The increase in Net income attributable to AIG common shareholders was partially offset by the following:

•lower net investment income of $1.5 billion primarily driven by declines in fair value of fixed maturity securities, where we elected the fair value option of $671 million, lower returns on our alternative investments of $407 million and lower returns on available for sale fixed maturity securities of $290 million as a result of the higher rate environment and negative equity market performance.

•higher income attributable to noncontrolling interest of $647 million driven by the sale of 9.9 percent interest of Corebridge to Blackstone in December 2021 of $660 million.
The $1.3 billion increase in income tax expense was primarily attributable to higher income from continuing operations.
For further discussion see Consolidated Results of Operations.

AIG | Second Quarter 2022 Form 10-Q	79

ITEM 2 | Executive Summary

Adjusted Pre-Tax Income (Loss)* Three Months Ended June 30, (in millions)

Quarterly 2022 and 2021 Comparison

Adjusted pre-tax income decreased $349 million driven by lower net investment income at General Insurance ($273 million) and Life and Retirement ($387 million), primarily as a result of lower yield enhancement income and alternative investment income. In addition, Life and Retirement results were impacted by higher DAC amortization and policyholder benefits, net of premiums, as a result of lower variable annuity separate account returns partially offset by lower mortality of $90 million, and lower policy and advisory fee income, net of advisory fee expense, of $58 million due to negative equity market performance.

This decrease was partially offset by higher underwriting income in General Insurance of $336 million with 5.1 points of combined ratio improvement driven by higher premiums marked by higher renewal retentions, positive rate change and strong business production, focused risk selection and improved terms and conditions, as well as more favorable prior year development.

Adjusted Pre-Tax Income* Six Months Ended June 30, (in millions)

Year-to-Date 2022 and 2021 Comparison

Adjusted pre-tax income decreased $91 million driven by lower net investment income at General Insurance ($280 million) and Life and Retirement ($611 million), primarily as a result of lower yield enhancement income and alternative investment income. In addition, Life and Retirement results were impacted by higher DAC amortization and policyholder benefits, net of premiums as a result of lower variable annuity separate account returns partially offset by lower mortality of $91 million and lower policy and advisory fee income, net of advisory fee expense due to negative equity market performance of $77 million.

This decrease was partially offset by higher underwriting income in General Insurance ($709 million) from higher premiums marked by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions and lower catastrophe losses and net favorable prior year reserve development in 2022 compared to net adverse prior year reserve development in 2021.

*Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

80	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Executive Summary

General Operating and Other Expenses Three Months Ended June 30, (in millions)

Quarterly 2022 and 2021 Comparison
General operating and other expenses increased $5 million primarily due to increases in professional fees inclusive of transaction costs and other acquisition expenses.

General operating and other expenses in the three-months ended June 30, 2022 and 2021 included approximately $175 million and $126 million, respectively, of pre-tax restructuring and other costs which were primarily comprised of employee severance charges and other costs related to organizational simplification, operational efficiency, and business rationalization.

General Operating and Other Expenses Six Months Ended June 30, (in millions)

Year-to-Date 2022 and 2021 Comparison
General operating and other expenses increased $98 million primarily due to increases in professional fees inclusive of transaction costs and other acquisition expenses.

General operating and other expenses in the six-month periods ended June 30, 2022 and 2021 included approximately $268 million and $200 million, respectively, of pre-tax restructuring and other costs which were primarily comprised of employee severance charges and other costs related to organizational simplification, operational efficiency, and business rationalization.

AIG’S OUTLOOK – INDUSTRY AND ECONOMIC FACTORS
Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under challenging market conditions in the first six months of 2022, characterized by factors such as the impact of COVID-19 and the related governmental and societal responses, rising interest rates, inflationary pressures, an uneven global economic recovery and global trade tensions. Responses by central banks and monetary authorities with respect to inflation, growth concerns and other macroeconomic factors have also affected global exchange rates and volatility.
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

AIG | Second Quarter 2022 Form 10-Q	81

ITEM 2 | Executive Summary

Impact of Changes in the Interest Rate Environment and Equity Markets
Key U.S. benchmark rates have continued to rise during the first six months of 2022 as markets react to over elevated inflation measures, geopolitical risk, and the Board of Governors of the Federal Reserve System raising short term interest rates for the first time since 2018. As of June 30, 2022, increases in key rates have improved yields on new investments which are now closer to the yield on maturities and redemptions (runoff yield) that we are experiencing on our existing portfolios and in some instances are higher than the runoff yield. Furthermore, the impact of interest rate increases is further reflected in our results as these rate increases have also reduced the value of fixed income assets that are held in the variable annuity separate accounts and brokerage and advisory assets, and, accordingly, have adversely impacted the fees that are charged on these accounts. We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
Equity Markets
Our financial results are impacted by the performance of equity markets which also impacts the performance of our alternative investment portfolio and fee income, net amount at risk, policyholder benefits and DAC on our variable annuity portfolio. For instance, we earn fee income on the account value in our variable annuities, which fluctuates with the equity markets as a significant amount of our separate account assets are invested in equity funds. The impact of equity market returns, both increases and decreases, is reflected in our results due to the impact on the variable annuity account value and the fair values of equity-exposed securities in our Life and Retirement investment portfolio.
In Life and Retirement, hedging costs could also be significantly impacted by changes in the level of equity markets as rebalancing and option costs are tied to the equity market volatility, and we may be required to post additional collateral when equity markets are higher. These hedging costs are mostly offset by our rider fees that are tied to the level of the Chicago Board Options Exchange Volatility Index. As rebalancing and option costs increase or decrease, the rider fees will increase or decrease partially offsetting the hedging costs incurred.
Annuity Sales and Surrenders
The rising interest rate environment has provided a strong tailwind for fixed annuity sales with sales in the three to five‑year products significantly increasing in 2022. Continued rising interest rates could create the potential for increased sales, but may also drive higher surrenders. Fixed annuities have surrender charge periods, generally in the three-to-seven year range. Fixed Index annuities have surrender charge periods, generally in the five-to-ten year range, and within our Group Retirement segment, certain of our fixed investment options are subject to other withdrawal restrictions, which may help mitigate increased early surrenders in a rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to contract holders have driven better than expected persistency in fixed annuities. The reserves for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio. We closely monitor surrenders of fixed annuities as contracts with lower minimum interest rates come out of the surrender charge period. Changes in interest rates significantly impact the valuation of our liabilities for annuities with guaranteed living benefit features and the value of the related hedging portfolio.
Reinvestment and Spread Management
We actively monitor fixed income markets, including the level of interest rates, credit spreads and the shape of the yield curve. We also frequently review our interest rate assumptions and actively manage the crediting rates used for new and in-force business. Business strategies continue to evolve and we attempt to maintain profitability of the overall business in light of the interest rate environment. A rising interest rate environment results in improved yields on new investments and improves margins for our Life and Retirement business while also making certain products, such as fixed annuities, more attractive to potential customers. However, the rising rate environment has resulted in lower values on general and separate accounts assets and brokerage and advisory assets that hold investments in fixed income assets.
For additional information on our investment and asset-liability management strategies see Investments.
For investment-oriented products, including universal life insurance, and variable, fixed and fixed index annuities, in our Individual Retirement, Group Retirement, Life Insurance and Institutional Markets businesses, our spread management strategies include disciplined pricing and product design for new business, modifying or limiting the sale of products that do not achieve targeted spreads, using asset-liability management to match assets to liabilities to the extent practicable, and actively managing crediting rates to help mitigate some of the pressure on investment spreads. Renewal crediting rate management is done under contractual provisions that were designed to allow crediting rates to be reset at pre-established intervals in accordance with state and federal laws and subject to minimum crediting rate guarantees. We expect to continue to adjust crediting rates on in-force business, as appropriate, to be responsive to a rising rate environment. As interest rates rise, we may need to raise crediting rates on in-force business for competitive and other reasons, potentially offsetting a portion of the additional investment income resulting from investing in a higher interest rate environment.

82	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Executive Summary

Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 68 percent were crediting at the contractual minimum guaranteed interest rate as of June 30, 2022. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent were 56 percent and 58 percent as of June 30, 2022 and December 31, 2021, respectively. In the universal life products in our Life Insurance business, 67 percent of the account values were crediting at the contractual minimum guaranteed interest rate as of both June 30, 2022 and December 31, 2021. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.
The following table presents fixed annuity and universal life account values of our Individual Retirement, Group Retirement and Life Insurance operating segments by contractual minimum guaranteed interest rate and current crediting rates, excluding balances ceded to Fortitude Re:

	Current Crediting Rates
June 30, 2022		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
<=1%	$10,300	$1,775	$19,868	$31,943
> 1% - 2%	4,300	25	1,666	5,991
> 2% - 3%	9,995	—	18	10,013
> 3% - 4%	7,934	40	6	7,980
> 4% - 5%	471	—	5	476
> 5% - 5.5%	34	—	4	38
Total Individual Retirement	$33,034	$1,840	$21,567	$56,441
Group Retirement*
<=1%	$3,817	$1,717	$4,674	$10,208
> 1% - 2%	6,310	410	7	6,727
> 2% - 3%	14,556	—	—	14,556
> 3% - 4%	696	—	—	696
> 4% - 5%	6,953	—	—	6,953
> 5% - 5.5%	159	—	—	159
Total Group Retirement	$32,491	$2,127	$4,681	$39,299
Universal life insurance
<=1%	$—	$—	$—	$—
> 1% - 2%	105	24	350	479
> 2% - 3%	240	638	1,108	1,986
> 3% - 4%	1,395	186	189	1,770
> 4% - 5%	3,024	—	—	3,024
> 5% - 5.5%	226	—	—	226
Total universal life insurance	$4,990	$848	$1,647	$7,485
Total	$70,515	$4,815	$27,895	$103,225
Percentage of total	68%	5%	27%	100%
*Individual Retirement and Group Retirement amounts shown include fixed options within variable annuity products.

AIG | Second Quarter 2022 Form 10-Q	83

ITEM 2 | Executive Summary

General Insurance
Our net investment income is significantly impacted by market interest rates as well as the deployment of asset allocation strategies to manage duration, enhance yield and manage interest rate risk. As interest rates increase, so too does our ability to reinvest future cash inflows from premiums, as well as sales and maturities of existing investments, at more favorable rates. For additional information on our investment and asset-liability management strategies see Investments.
While the impact of rising interest rates on our General Insurance segment increases the benefit of investment income, the current and medium-term inflationary environment may also translate into higher loss cost trends. We monitor these trends closely, particularly loss cost trend uncertainty, to ensure that not only our pricing, but also our loss reserving assumptions are proactive to, and considerate of, current and future economic conditions.
For our General Insurance segment loss reserves, rising interest rates may favorably impact the statutory net loss reserve discount for workers’ compensation and its associated amortization.
Impact of Currency Volatility
Currency volatility remains acute. Strengthening of the U.S. dollar against the Euro, British pound and the Japanese yen (the Major Currencies) impacts income for our businesses with substantial international operations. In particular, growth trends in net premiums written reported in U.S. dollars can differ significantly from those measured in original currencies. The net effect on underwriting results, however, is significantly mitigated, as both revenues and expenses are similarly affected.
These currencies may continue to fluctuate, especially as a result of central bank responses to inflation, concerns regarding future economic growth and other macroeconomic factors, and such fluctuations will affect net premiums written growth trends reported in U.S. dollars, as well as financial statement line item comparability.
General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
Rate for 1 USD	2022	2021	Change	2022	2021	Change
Currency:
GBP	0.78	0.72	8%	0.76	0.73	4%
EUR	0.93	0.83	12%	0.90	0.83	8%
JPY	124.44	108.95	14%	119.53	106.62	12%
Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

84	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three-month periods ended June 30, 2022 and 2021. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.
For information regarding the Critical Accounting Estimates that affect our results of operations see Critical Accounting Estimates in this MD&A and Part II, Item 7. MD&A – Critical Accounting Estimates in the 2021 Annual Report.
The following table presents our consolidated results of operations and other key financial metrics:

	Three Months Ended June 30,		Percentage		Six Months Ended June 30,		Percentage
(in millions)	2022	2021	Change		2022	2021	Change
Revenues:
Premiums	$7,516	$7,914	(5)%		$14,626	$14,421	1%
Policy fees	742	771	(4)		1,506	1,555	(3)
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	2,416	3,168	(24)		5,362	6,339	(15)
Net investment income - Fortitude Re funds withheld assets	188	507	(63)		479	993	(52)
Total net investment income	2,604	3,675	(29)		5,841	7,332	(20)
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	702	(43)	NM		1,943	652	198
Net realized gains (losses) on Fortitude Re funds withheld assets	(86)	173	NM		(226)	346	NM
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	2,776	(2,056)	NM		6,094	326	NM
Total net realized gains (losses)	3,392	(1,926)	NM		7,811	1,324	490
Other income	187	247	(24)		465	503	(8)
Total revenues	14,441	10,681	35		30,249	25,135	20
Benefits, losses and expenses:
Policyholder benefits and losses incurred	5,123	6,084	(16)		10,378	11,223	(8)
Interest credited to policyholder account balances	910	872	4		1,787	1,740	3
Amortization of deferred policy acquisition costs	1,298	915	42		2,735	2,219	23
General operating and other expenses	2,223	2,218	—		4,404	4,306	2
Interest expense	266	338	(21)		529	680	(22)
Loss on extinguishment of debt	299	106	182		299	98	205
Net (gain) loss on divestitures	1	1	—		(39)	(6)	NM
Total benefits, losses and expenses	10,120	10,534	(4)		20,093	20,260	(1)
Income from continuing operations before income tax expense	4,321	147	NM		10,156	4,875	108
Income tax expense (benefit)	928	(3)	NM		2,107	795	165
Income from continuing operations	3,393	150	NM		8,049	4,080	97
Income (loss) from discontinued operations, net of income taxes	(1)	—	NM		(1)	—	NM
Net income	3,392	150	NM		8,048	4,080	97
Less: Net income attributable to noncontrolling interests	356	51	NM		752	105	NM
Net income attributable to AIG	3,036	99	NM		7,296	3,975	84
Less: Dividends on preferred stock	8	8	—		15	15	—
Net income attributable to AIG common shareholders	$3,028	$91	NM	%	$7,281	$3,960	84%

AIG | Second Quarter 2022 Form 10-Q	85

ITEM 2 | Consolidated Results of Operations

(in millions, except per common share data)	June 30, 2022	December 31, 2021
Balance sheet data:
Total assets	$538,938	$596,112
Long-term debt	22,186	23,741
Debt of consolidated investment entities	6,252	6,422
Total AIG shareholders’ equity	45,344	65,956
Book value per common share	58.16	79.97
Adjusted book value per common share	72.23	68.83
The following table presents a reconciliation of Book value per common share to Adjusted book value per common share, which is a non-GAAP measure. For additional information see Use of Non-GAAP Measures.

(in millions, except per common share data)	June 30, 2022	December 31, 2021
Total AIG shareholders' equity	$45,344	$65,956
Preferred equity	485	485
Total AIG common shareholders' equity	44,859	65,471
Less: Deferred tax assets	4,582	5,221
Less: Accumulated other comprehensive income (loss)	(17,656)	6,687
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,223)	2,791
Subtotal: AOCI plus cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(15,433)	3,896
Adjusted common shareholders' equity	$55,710	$56,354

Total common shares outstanding	771.3	818.7

Book value per common share	$58.16	$79.97
Adjusted book value per common share	72.23	68.83
The following table presents a reconciliation of Return on common equity to Adjusted return on common equity, which is a non-GAAP measure. For additional information see Use of Non-GAAP Measures.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(dollars in millions)	2022	2021	2022	2021	2021
Actual or annualized net income (loss) attributable to AIG common shareholders	$12,112	$364	$14,562	$7,920	$9,359
Actual or annualized adjusted after-tax income attributable to AIG common shareholders	3,916	5,324	4,106	4,508	4,430

Average AIG common shareholders' equity	$50,159	$63,896	$55,263	$64,556	$64,704
Less: Average DTA	4,699	7,457	4,873	7,607	7,025
Less: Average AOCI	(11,778)	8,338	(5,623)	10,062	9,096
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(1,088)	2,794	205	3,415	3,200
Subtotal: AOCI plus cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(10,690)	5,544	(5,828)	6,647	5,896
Average adjusted AIG common shareholders' equity	$56,150	$50,895	$56,218	$50,302	$51,783
Return on common equity	24.1%	0.6%	26.4%	12.3%	14.5%
Adjusted return on common equity	7.0%	10.5%	7.3%	9.0%	8.6%

86	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of revenues to adjusted revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Revenues	$14,441	$10,681	$30,249	$25,135
Changes in fair value of securities used to hedge guaranteed living benefits	(13)	(14)	(27)	(32)
Changes in the fair value of equity securities	30	13	57	(9)
Other (income) expense - net	9	2	16	8
Net investment income on Fortitude Re funds withheld assets	(188)	(507)	(479)	(993)
Net realized (gains) losses on Fortitude Re funds withheld assets	86	(173)	226	(346)
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	(2,776)	2,056	(6,094)	(326)
Net realized (gains) losses*	(615)	68	(1,796)	(549)
Non-operating litigation reserves and settlements	(4)	—	(38)	—
Adjusted revenues	$10,970	$12,126	$22,114	$22,888
*Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.
The following table presents a reconciliation of pre-tax income (loss)/net income (loss) attributable to AIG to adjusted pre-tax income (loss)/adjusted after-tax income (loss) attributable to AIG:

Three Months Ended June 30,	2022				2021
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non-controlling Interests(d)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non-controlling Interests(d)	After Tax
Pre-tax income/net income, including noncontrolling interests	$4,321	$928	$—	$3,392	$147	$(3)	$—	$150
Noncontrolling interests			(356)	(356)			(51)	(51)
Pre-tax income/net income attributable to AIG	$4,321	$928	$(356)	$3,036	$147	$(3)	$(51)	$99
Dividends on preferred stock				8				8
Net income attributable to AIG common shareholders				$3,028				$91
Changes in uncertain tax positions and other tax adjustments(a)		(3)	—	3		(35)	—	35
Deferred income tax valuation allowance releases(b)		17	—	(17)		25	—	(25)
Changes in fair value of securities used to hedge guaranteed living benefits	(10)	(2)	—	(8)	(13)	(2)	—	(11)
Changes in benefit reserves and DAC, VOBA and DSI related to net realized gains (losses)	128	27	—	101	(120)	(25)	—	(95)
Changes in the fair value of equity securities	30	6	—	24	13	3	—	10
Loss on extinguishment of debt	299	63	—	236	106	23	—	83
Net investment income on Fortitude Re funds withheld assets	(188)	(40)	—	(148)	(507)	(107)	—	(400)
Net realized (gains) losses on Fortitude Re funds withheld assets	86	19	—	67	(173)	(37)	—	(136)
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	(2,776)	(583)	—	(2,193)	2,056	431	—	1,625
Net realized (gains) losses(c)	(620)	(154)	—	(466)	59	17	—	42
Loss from discontinued operations				1				—
Net loss on divestitures	1	1	—	—	1	—	—	1
Non-operating litigation reserves and settlements	(4)	(1)	—	(3)	—	—	—	—
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	(144)	(30)	—	(114)	(65)	(14)	—	(51)
Net loss reserve discount charge	14	4	—	10	22	5	—	17
Integration and transaction costs associated with acquiring or divesting businesses	38	8	—	30	35	7	—	28
Restructuring and other costs	175	37	—	138	126	26	—	100
Non-recurring costs related to regulatory or accounting changes	9	2	—	7	21	4	—	17
Noncontrolling interests(d)			283	283			—	—
Adjusted pre-tax income/Adjusted after-tax income attributable to AIG common shareholders	$1,359	$299	$(73)	$979	$1,708	$318	$(51)	$1,331
Weighted average diluted shares outstanding				800.7				872.9
Income per common share attributable to AIG common shareholders (diluted)				$3.78				$0.11
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)(e)				$1.19				$1.52

AIG | Second Quarter 2022 Form 10-Q	87

ITEM 2 | Consolidated Results of Operations

Six Months Ended June 30,	2022				2021
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non-controlling Interests(d)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non-controlling Interests(d)	After Tax
Pre-tax income/net income, including noncontrolling interests	$10,156	$2,107	$—	$8,048	$4,875	$795	$—	$4,080
Noncontrolling interests			(752)	(752)			(105)	(105)
Pre-tax income/net income attributable to AIG	$10,156	$2,107	$(752)	$7,296	$4,875	$795	$(105)	$3,975
Dividends on preferred stock				15				15
Net income attributable to AIG common shareholders				$7,281				$3,960
Changes in uncertain tax positions and other tax adjustments(a)		88	—	(88)		866	—	(866)
Deferred income tax valuation allowance (releases) charges(b)		23	—	(23)		(661)	—	661
Changes in fair value of securities used to hedge guaranteed living benefits	(23)	(5)	—	(18)	(35)	(7)	—	(28)
Changes in benefit reserves and DAC, VOBA and DSI related to net realized gains (losses)	401	84	—	317	83	18	—	65
Changes in the fair value of equity securities	57	12	—	45	(9)	(2)	—	(7)
Loss on extinguishment of debt	299	63	—	236	98	21	—	77
Net investment income on Fortitude Re funds withheld assets	(479)	(101)	—	(378)	(993)	(209)	—	(784)
Net realized (gains) losses on Fortitude Re funds withheld assets	226	48	—	178	(346)	(73)	—	(273)
Net realized gains on Fortitude Re funds withheld embedded derivative	(6,094)	(1,280)	—	(4,814)	(326)	(68)	—	(258)
Net realized gains(c)	(1,808)	(435)	—	(1,373)	(568)	(128)	—	(440)
Loss from discontinued operations				1				—
Net gain on divestitures	(39)	(8)	—	(31)	(6)	(1)	—	(5)
Non-operating litigation reserves and settlements	(38)	(8)	—	(30)	—	—	—	—
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	(144)	(30)	—	(114)	(84)	(18)	—	(66)
Net loss reserve discount benefit	(6)	(1)	—	(5)	(10)	(2)	—	(8)
Integration and transaction costs associated with acquiring or divesting businesses	84	18	—	66	44	9	—	35
Restructuring and other costs	268	56	—	212	200	42	—	158
Non-recurring costs related to regulatory or accounting changes	13	3	—	10	41	8	—	33
Noncontrolling interests(d)			581	581			—	—
Adjusted pre-tax income/Adjusted after-tax income attributable to AIG common shareholders	$2,873	$634	$(171)	$2,053	$2,964	$590	$(105)	$2,254
Weighted average diluted shares outstanding				813.3				874.6
Income per common share attributable to AIG common shareholders (diluted)				$8.95				$4.53
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)(e)				$2.50				$2.58
(a)Six months ended June 30, 2021 includes the completion of audit activity by the Internal Revenue Service (IRS).
(b)Six months ended June 30, 2021 includes an increase in the valuation allowance against a portion of certain tax attribute carryforwards of AIG's U.S. federal consolidated income tax group, as well as net valuation allowance release in certain foreign jurisdictions.
(c)Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.
(d)For the three and six months ended June 30, 2022, noncontrolling interests include Blackstone’s 9.9 percent equity stake in Corebridge. Corebridge summarized financial information is presented below:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
(in millions)	Corebridge	AIG Noncontrolling Interest	Corebridge	AIG Noncontrolling Interest
Revenues	$3,609	$357	$8,083	$800
Expenses	3,330	331	7,037	698
Adjusted pre-tax income	279	26	1,046	102
Taxes on APTI	25	2	181	17
Adjusted after-tax income	254	24	865	85
Non-operating income	3,359	332	7,014	694
Taxes on non-operating income	512	50	1,214	119
Non-operating income - after-tax	2,847	282	5,800	575
Net income	$3,101	$306	$6,665	$660
(e)For the three- and six-month periods ended June 30, 2022, an option for Blackstone to exchange all or a portion of its ownership interest in Corebridge for AIG common shares was dilutive for the calculation of Adjusted after-tax income per common share attributable to AIG common shareholders. The dilutive impact was an additional 42,572,031 shares for both periods.

88	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Consolidated Results of Operations

PRE-TAX INCOME (LOSS) QUARTERLY AND YEAR-TO-DATE COMPARISON FOR 2022 AND 2021
Pre-tax income was $4.3 billion in the three-month period ended June 30, 2022 compared to $147 million in the same period in 2021.
Pre-tax income was $10.2 billion in the six-month period ended June 30, 2022 compared to $4.9 billion in the same period in 2021.
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
Repatriation Assumptions
For the six-month period ended June 30, 2022, we consider our foreign earnings with respect to certain operations in Canada, South Africa, Japan, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.
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
INCOME TAX EXPENSE ANALYSIS
For the three-month period ended June 30, 2022, the effective tax rate on income from continuing operations was 21.5 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, state and local income taxes, and non-deductible transfer pricing charges. These tax charges were partially offset by tax benefits associated with tax exempt income and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the six-month period ended June 30, 2022, the effective tax rate on income from continuing operations was 20.7 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with tax exempt income, reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities, excess tax benefits related to share based compensation payments recorded through the income statement and tax adjustments related to prior year returns. These tax benefits were partially offset by tax charges associated with the effect of foreign operations, state and local income taxes, and non-deductible transfer pricing charges. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the three-month period ended June 30, 2021, the effective tax rate on income from continuing operations was (2.0) percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits

AIG | Second Quarter 2022 Form 10-Q	89

ITEM 2 | Consolidated Results of Operations

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
General Insurance
North America - Underwriting income (loss)	$406	$169	$662	$(33)
International - Underwriting income	393	294	583	569
Net investment income	458	731	1,223	1,503
General Insurance	1,257	1,194	2,468	2,039
Life and Retirement
Individual Retirement	204	617	588	1,149
Group Retirement	164	347	389	654
Life Insurance	117	20	108	(20)
Institutional Markets	78	140	202	282
Life and Retirement	563	1,124	1,287	2,065
Other Operations
Other Operations before consolidation and eliminations	(331)	(516)	(619)	(870)
Consolidation and eliminations	(130)	(94)	(263)	(270)
Other Operations	(461)	(610)	(882)	(1,140)
Adjusted pre-tax income	$1,359	$1,708	$2,873	$2,964

90	AIG | Second Quarter 2022 Form 10-Q

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

General Insurance products in North America and International markets are distributed through various channels, including captive and independent agents, brokers, affinity partners, airlines and travel agents, and retailers. Our global platform enables writing     multinational and cross-border risks in both Commercial Lines and Personal Insurance.

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

AIG | Second Quarter 2022 Form 10-Q	91

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
Our challenges include:
•ensuring adequate business pricing given passage of time to reporting and settlement for insurance business, particularly with respect to long-tail Commercial Lines exposures;
•impact of social and economic inflation on claim frequency and severity; and
•volatility in claims arising from natural and man-made catastrophes and other aggregations of risk exposure.

OUTLOOK – INDUSTRY AND ECONOMIC FACTORS
Below is a discussion of the industry and economic factors impacting our operating segments:
The results of General Insurance for the three months ended June 30, 2022 reflect continued strong performance from our Commercial Lines portfolio and focused execution on our portfolio management strategies within Personal Insurance. Across our North America and International Commercial Lines of business we have seen increased demand for our insurance products with continued positive rate change and improvement in terms and conditions. We continue to monitor inflationary impacts resulting from government stimulus in recent years, ongoing labor force and supply chain disruptions and rising commodity prices, among other factors, on rate adequacy and loss cost trends. Similarly, we are monitoring the responsive monetary policy actions taken or anticipated to be taken by central banks, to curb inflation and the corresponding impact on market interest rates.

General Insurance – North America
North America Commercial remains in a firm market amidst a backdrop of increasing claims severity due to elevated economic and social inflation, as well as a higher frequency and severity of natural catastrophe losses over recent years (which we believe to be in part connected to climate change). While market discipline continues to support price increases across most lines, we are seeing capacity move back into the market in certain segments given the improved pricing levels which is putting pressure on rates. We have focused on retaining our best accounts which has led to improving retention across the portfolio. These retention rates are often coupled with an exposure limit management strategy to reduce volatility within the portfolio. We continue to proactively identify segment growth areas as market conditions warrant through effective portfolio management, while non-renewing unprofitable business.
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

92	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

General Insurance – International
We are continuing to pursue growth in our most profitable lines of business and diversify our portfolio across all regions by expanding key business lines (i.e. Financial Lines and Accident & Health) while remaining a market leader in key developed and developing markets. Overall, Commercial Lines continue to show continued positive rate change, particularly in our Financial Lines, Property, Energy and Marine portfolios and across international markets where market events or withdrawal of capability and capacity have favorably impacted pricing. We are maintaining our underwriting discipline, reducing gross and net limits where appropriate, utilizing reinsurance to reduce volatility, as well as continuing our risk selection strategy to improve profitability.
Personal Insurance focuses on individual customers, as well as group and corporate clients. Although market competition within Personal Insurance has increased, we continue to benefit from the underwriting quality, portfolio diversity, and generally low volatility of the short-tailed risk in these business lines, although some product classes are exposed to catastrophe losses.

GENERAL INSURANCE RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Underwriting results:
Net premiums written	$6,866	$6,860	—%	$13,499	$13,339	1%
Increase in unearned premiums	(480)	(645)	26	(857)	(1,258)	32
Net premiums earned	6,386	6,215	3	12,642	12,081	5
Losses and loss adjustment expenses incurred(a)	3,591	3,810	(6)	7,400	7,658	(3)
Acquisition expenses:
Amortization of deferred policy acquisition costs	864	854	1	1,753	1,727	2
Other acquisition expenses	382	335	14	732	646	13
Total acquisition expenses	1,246	1,189	5	2,485	2,373	5
General operating expenses	750	753	—	1,512	1,514	—
Underwriting income	799	463	73	1,245	536	132
Net investment income	458	731	(37)	1,223	1,503	(19)
Adjusted pre-tax income	$1,257	$1,194	5%	$2,468	$2,039	21%
Loss ratio(a)	56.2	61.3	(5.1)	58.5	63.4	(4.9)
Acquisition ratio	19.5	19.1	0.4	19.7	19.6	0.1
General operating expense ratio	11.7	12.1	(0.4)	12.0	12.5	(0.5)
Expense ratio	31.2	31.2	—	31.7	32.1	(0.4)
Combined ratio(a)	87.4	92.5	(5.1)	90.2	95.5	(5.3)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(1.8)	(2.1)	0.3	(3.1)	(4.6)	1.5
Prior year development, net of reinsurance and prior year premiums	2.9	0.7	2.2	2.0	0.8	1.2
Accident year loss ratio, as adjusted	57.3	59.9	(2.6)	57.4	59.6	(2.2)
Accident year combined ratio, as adjusted	88.5	91.1	(2.6)	89.1	91.7	(2.6)
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

AIG | Second Quarter 2022 Form 10-Q	93

ITEM 2 | Business Segment Operations | General Insurance

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

	Three Months Ended June 30,		Percentage Change in		Six Months Ended June 30,		Percentage Change in
(in millions)	2022	2021	U.S. dollars	Original Currency	2022	2021	U.S. dollars	Original Currency
North America	$3,401	$3,156	8%	8%	$6,552	$6,086	8%	8%
International	3,465	3,704	(6)	1	6,947	7,253	(4)	2
Total net premiums written	$6,866	$6,860	—%	5%	$13,499	$13,339	1%	5%
The following tables present General Insurance accident year catastrophes(a) by geography and number of events:

(in millions)	# of Events		North America	International	Total
Three Months Ended June 30, 2022
Flooding, rainstorms and other	2		$10	$26	$36
Windstorms and hailstorms	6		41	37	78
Winter storms	2		—	3	3
Earthquakes	1		—	2	2
Russia / Ukraine	N/A	(b)	—	—	—
Reinstatement premiums			2	—	2
Total catastrophe-related charges	11		$53	$68	$121
Three Months Ended June 30, 2021
Flooding, rainstorms and other	1		$—	$—	$—
Windstorms and hailstorms	3		72	—	72
Winter storms	3		(2)	41	39
Earthquakes	1		—	7	7
Reinstatement premiums			12	8	20
Total catastrophe-related charges	8		$82	$56	$138
Six Months Ended June 30, 2022
Flooding, rainstorms and other	2		$35	$107	$142
Windstorms and hailstorms	6		66	50	116
Winter storms	2		10	18	28
Earthquakes	1		—	22	22
Russia / Ukraine	N/A	(b)	—	85	85
Reinstatement premiums			1	15	16
Total catastrophe-related charges	11		$112	$297	$409
Six Months Ended June 30, 2021
Flooding, rainstorms and other	1		$—	$10	$10
Windstorms and hailstorms	3		82	—	82
Winter storms	3		349	80	429
Earthquakes	1		—	19	19
Reinstatement premiums			18	14	32
Total catastrophe-related charges	8		$449	$123	$572
(a)Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil unrest that exceed the $10 million threshold.
(b)As the Russia/Ukraine conflict continues to evolve the number of events is yet to be determined.

94	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

NORTH AMERICA RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Underwriting results:
Net premiums written	$3,401	$3,156	8%	$6,552	$6,086	8%
Increase in unearned premiums	(429)	(471)	9	(791)	(1,013)	22
Net premiums earned	2,972	2,685	11	5,761	5,073	14
Losses and loss adjustment expenses incurred(a)	1,725	1,810	(5)	3,457	3,712	(7)
Acquisition expenses:
Amortization of deferred policy acquisition costs	386	309	25	742	616	20
Other acquisition expenses	153	112	37	297	207	43
Total acquisition expenses	539	421	28	1,039	823	26
General operating expenses	302	285	6	603	571	6
Underwriting income (loss)	$406	$169	140%	$662	$(33)	NM	%
Loss ratio(a)	58.0	67.4	(9.4)	60.0	73.2	(13.2)
Acquisition ratio	18.1	15.7	2.4	18.0	16.2	1.8
General operating expense ratio	10.2	10.6	(0.4)	10.5	11.3	(0.8)
Expense ratio	28.3	26.3	2.0	28.5	27.5	1.0
Combined ratio(a)	86.3	93.7	(7.4)	88.5	100.7	(12.2)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(1.7)	(2.9)	1.2	(1.9)	(8.8)	6.9
Prior year development, net of reinsurance and prior year premiums	5.3	1.6	3.7	3.7	2.1	1.6
Accident year loss ratio, as adjusted	61.6	66.1	(4.5)	61.8	66.5	(4.7)
Accident year combined ratio, as adjusted	89.9	92.4	(2.5)	90.3	94.0	(3.7)
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
Business and Financial Highlights

North America Net Premiums Written Three Months Ended June 30, (in millions)

Quarterly 2022 and 2021 Comparison

Net premiums written increased by $245 million primarily due to growth in Commercial Lines ($263 million), particularly within Property which was driven by continued positive rate change, higher renewal retentions and strong new business production, partially offset by a decrease in Financial Lines due to volatility in capital markets and uncertain economic conditions.

This increase was partially offset by lower production in Personal Lines ($18 million), including Warranty as well as underwriting actions taken in PCG, partially offset by an increase in Travel.

AIG | Second Quarter 2022 Form 10-Q	95

ITEM 2 | Business Segment Operations | General Insurance

North America Net Premiums Written Six Months Ended June 30, (in millions)

Year-to-Date 2022 and 2021 Comparison
Net premiums written increased by $466 million primarily due to:

•growth in Commercial Lines ($428 million), particularly within our Property business driven by continued positive rate change, higher renewal retentions and strong new business production, as well as growth in Crop Risk Services driven by higher commodity prices, partially offset by a decrease in Financial Lines due to volatility in capital markets and uncertain economic conditions; and

•growth in Personal Lines ($38 million), particularly in Travel, partially offset by lower production in Warranty as well as underwriting actions taken in PCG

North America Underwriting Income (Loss) Three Months Ended June 30, (in millions)

Quarterly 2022 and 2021 Comparison
Underwriting income increased by $237 million primarily due to:

•premium growth with improvement in the accident year loss ratio, as adjusted (4.5 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions;

•higher net favorable prior year reserve development in 2022 (3.7 points or $101 million), primarily due to favorable development within Casualty, partially offset by favorable development in PCG in 2021; and

•lower catastrophe losses (1.2 points or $29 million)

These increases were partially offset by a higher expense ratio of 2.0 points reflecting a higher acquisition ratio (2.4 points) primarily driven by changes in business mix and reinsurance, partially offset by a lower general operating expense ratio (0.4 points) resulting from continued general expense discipline as we grow the portfolio.

North America Underwriting Income (Loss) Six Months Ended June 30, (in millions)

Year-to-Date 2022 and 2021 Comparison
Underwriting income of $662 million in 2022 compared to an underwriting loss of $33 million in 2021 primarily reflected:
•lower catastrophe losses (6.9 points or $337 million);

•premium growth with improvement in the accident year loss ratio, as adjusted (4.7 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions; and

•higher net favorable prior year reserve development in 2022 (1.6 points or $85 million), primarily due to favorable development within Casualty, partially offset by higher favorable development in PCG business in 2021.

These increases were partially offset by higher expense ratio of 1.0 points reflecting a higher acquisition ratio (1.8 points) primarily driven by changes in business mix and reinsurance, partially offset by a lower general operating expense ratio (0.8 points) resulting from continued general expense discipline as we grow the portfolio.

96	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

North America Combined Ratios Three Months Ended June 30,

Quarterly 2022 and 2021 Comparison
The decrease in the calendar year combined ratio of 7.4 points reflected a decrease in loss ratio (9.4 points) partially offset by an increase in expense ratio (2.0 points).
The decrease in the loss ratio of 9.4 points reflected:

•premium growth with improvement in the accident year loss ratio, as adjusted (4.5 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions;

•higher net favorable prior year reserve development in 2022 (3.7 points), primarily due to favorable development within Casualty, partially offset by favorable development in PCG in 2021; and
•lower catastrophe losses (1.2 points).

The increase in the expense ratio of 2.0 points reflected a higher acquisition ratio (2.4 points) primarily driven by changes in business mix and reinsurance, partially offset by a lower general operating expense ratio (0.4 points) resulting from continued general expense discipline as we grow the portfolio.

North America Combined Ratios Six Months Ended June 30,

Year-to-Date 2022 and 2021 Comparison
The decrease in the calendar year combined ratio of 12.2 points reflected a decrease in loss ratio (13.2 points) partially offset by an increase in expense ratio (1.0 points).
The decrease in the loss ratio of 13.2 points reflected:
•lower catastrophe losses (6.9 points)

•premium growth with improvement in the accident year loss ratio, as adjusted (4.7 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions; and

•higher net favorable prior year reserve development in 2022 (1.6 points), primarily due to favorable development within Casualty, partially offset by higher favorable development in PCG in 2021.

The increase in the expense ratio of 1.0 points reflected a higher acquisition ratio (1.8 points) primarily driven by changes in business mix and reinsurance, partially offset by a lower general operating expense ratio (0.8 points) resulting from continued general expense discipline as we grow the portfolio.

AIG | Second Quarter 2022 Form 10-Q	97

ITEM 2 | Business Segment Operations | General Insurance

INTERNATIONAL RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Underwriting results:
Net premiums written	$3,465	$3,704	(6)%	$6,947	$7,253	(4)%
Increase in unearned premiums	(51)	(174)	71	(66)	(245)	73
Net premiums earned	3,414	3,530	(3)	6,881	7,008	(2)
Losses and loss adjustment expenses incurred	1,866	2,000	(7)	3,943	3,946	—
Acquisition expenses:
Amortization of deferred policy acquisition costs	478	545	(12)	1,011	1,111	(9)
Other acquisition expenses	229	223	3	435	439	(1)
Total acquisition expenses	707	768	(8)	1,446	1,550	(7)
General operating expenses	448	468	(4)	909	943	(4)
Underwriting income	$393	$294	34%	$583	$569	2%
Loss ratio	54.7	56.7	(2.0)	57.3	56.3	1.0
Acquisition ratio	20.7	21.8	(1.1)	21.0	22.1	(1.1)
General operating expense ratio	13.1	13.3	(0.2)	13.2	13.5	(0.3)
Expense ratio	33.8	35.1	(1.3)	34.2	35.6	(1.4)
Combined ratio	88.5	91.8	(3.3)	91.5	91.9	(0.4)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(2.0)	(1.5)	(0.5)	(4.2)	(1.7)	(2.5)
Prior year development, net of reinsurance and prior year premiums	0.7	(0.1)	0.8	0.6	(0.1)	0.7
Accident year loss ratio, as adjusted	53.4	55.1	(1.7)	53.7	54.5	(0.8)
Accident year combined ratio, as adjusted	87.2	90.2	(3.0)	87.9	90.1	(2.2)
Business and Financial Highlights

International Net Premiums Written Three Months Ended June 30, (in millions)

Quarterly 2022 and 2021 Comparison

Net premiums written, excluding the unfavorable impact of foreign exchange ($286 million), increased by $47 million due to growth in Commercial Lines ($100 million), notably Specialty and Property driven by continued positive rate change and strong new business production.

This increase was partially offset by lower production in Personal Insurance ($53 million). The declines in Warranty and Personal Auto were partially offset by growth in Travel and Accident & Health.

98	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

International Net Premiums Written Six Months Ended June 30, (in millions)

Year-to-Date 2022 and 2021 Comparison

Net premiums written, excluding the impact of unfavorable foreign exchange ($471 million), increased by $165 million due to growth in Commercial Lines ($290 million), notably Financial Lines, Specialty and Property driven by continued positive rate change and strong new business production.

This increase was partially offset by lower production in Personal Insurance ($125 million). The declines in Warranty and Personal Auto were partially offset by growth in Travel and Accident & Health.

International Underwriting Income (Loss) Three Months Ended June 30, (in millions)

Quarterly 2022 and 2021 Comparison
Underwriting income increased by $99 million primarily due to:

•improvement in the accident year loss ratio, as adjusted (1.7 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions;

•a lower expense ratio (1.3 points), including a lower acquisition ratio (1.1 points) primarily driven by changes in business mix, improved commission terms and reinsurance program changes, as well as a lower general operating expense ratio (0.2 points), which reflects continued general expense discipline; and

•higher net favorable prior year reserve development in 2022 (0.8 points or $36 million), primarily as a result of improvement in Commercial Property
These increases were partially offset by higher catastrophe losses (0.5 points or $12 million).

International Underwriting Income (Loss) Six Months Ended June 30, (in millions)

Year-to-Date 2022 and 2021 Comparison
Underwriting income increased by $14 million primarily due to:

•a lower expense ratio (1.4 points), including a lower acquisition ratio (1.1 points) primarily driven by changes in business mix, improved commission terms and reinsurance program changes, as well as a lower general operating expense ratio (0.3 points), which reflects continued general expense discipline;

•improvement in the accident year loss ratio, as adjusted (0.8 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions; and

•net favorable prior year reserve development in 2022 compared to net adverse prior year reserve development in 2021 (0.7 points or $56 million), primarily as a result of favorable development across Personal Insurance and improvement in Commercial Property

These increases were partially offset by higher catastrophe losses (2.5 points or $174 million).

AIG | Second Quarter 2022 Form 10-Q	99

ITEM 2 | Business Segment Operations | General Insurance

International Combined Ratios Three Months Ended June 30,

Quarterly 2022 and 2021 Comparison
The decrease in the calendar year combined ratio of 3.3 points reflected a decrease in both the loss ratio (2.0 points) and the expense ratio (1.3 points).
The decrease in the loss ratio of 2.0 points reflected:

•improvement in the accident year loss ratio, as adjusted (1.7 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions;

•net favorable prior year reserve development in 2022 compared to net adverse prior year development in 2021 (0.8 points), primarily as a result of improvement in Commercial Property; partially offset by

•higher catastrophe losses (0.5 points)

The decrease in the expense ratio of 1.3 points reflected a lower acquisition ratio (1.1 points) primarily driven by changes in business mix, improved commission terms and reinsurance program changes, as well as a lower general operating expense ratio (0.2 points), which reflects continued general expense discipline.

International Combined Ratios Six Months Ended June 30,

Year-to-Date 2022 and 2021 Comparison
The decrease in the calendar year combined ratio of 0.4 points reflected a decrease in expense ratio (1.4 points) partially offset by an increase in loss ratio (1.0 points).
The decrease in the expense ratio of 1.4 points reflected:
•lower acquisition ratio (1.1 points) primarily driven by changes in business mix, improved commission terms and reinsurance program changes; and
•lower general operating expense ratio (0.3 points) which reflects continued general expense discipline
The increase in the loss ratio of 1.0 points reflected:
•higher catastrophe losses (2.5 points); partially offset by

•improvement in the accident year loss ratio, as adjusted (0.8 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions; and

•net favorable prior year reserve development in 2022 compared to net adverse prior year reserve development in 2021 (0.7 points), primarily as a result of favorable development across Personal Insurance and improvement in Commercial Property

100	AIG | Second Quarter 2022 Form 10-Q

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

Retail Mutual Funds: Included our mutual fund offerings and related administration and servicing operations. Retail Mutual Funds were distributed primarily through broker-dealers. On July 16, 2021, the Company sold certain assets of the AIG Retail Mutual Funds business. For additional information on the Sale of Certain Assets of the Retail Mutual Funds Business, see Executive Summary – Overview.

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

AIG | Second Quarter 2022 Form 10-Q	101

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

102	AIG | Second Quarter 2022 Form 10-Q

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
Our business remains competitive due to its long-standing market leading positions, innovative products, distribution relationships across multiple channels, customer- focused service and strong financial ratings.
Our primary challenges include:
•Managing a rising rate environment. While a rising rate environment improves yields on new investment, improves margins on our business, and increases sales in certain products such as fixed annuities, it may also result in increased competition for certain products resulting in a need to increase crediting rates, and has resulted in lower separate account asset values for investments in fixed income which has reduced fee income;
•increased competition in our primary markets, including aggressive pricing of annuities by competitors, increased competition and consolidation of employer groups in the group retirement planning market, and competitors with different profitability targets in the pension risk transfer space as well as other product lines;
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
On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. On November 2, 2021, AIG and Blackstone completed the acquisition by Blackstone of a 9.9 percent equity stake in Corebridge, which is the holding company for AIG’s Life and Retirement business. On November 1, 2021, Corebridge declared a dividend payable to AIG Parent in the amount of $8.3 billion. In connection with such dividend, Corebridge issued a promissory note to AIG Parent in the amount of $8.3 billion, which is required to be paid to AIG Parent prior to the IPO of Corebridge. On April 5, 2022, Corebridge issued senior unsecured notes in the aggregate principal amount of $6.5 billion, the proceeds of which were used to repay a portion of the $8.3 billion promissory note previously issued by Corebridge to AIG. While we currently believe the IPO is the next step in the separation of the Life and Retirement business from AIG, no assurance can be given regarding the form that future separation transactions may take or the specific terms or timing thereof, or that a separation will in fact occur. Any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC.
On December 15, 2021, AIG and BREIT, a long-term, perpetual capital vehicle affiliated with Blackstone, completed the acquisition by BREIT of AIG’s interests in a U.S. affordable housing portfolio. The historical results of the U.S. affordable housing portfolio were reported in our Life and Retirement operating segments.
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

AIG | Second Quarter 2022 Form 10-Q	103

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

Group Retirement
Group Retirement competes in the defined contribution market under the AIG Retirement Services brand. AIG Retirement Services is a leading retirement plan provider in the U.S. for K-12 schools and school districts, higher education, healthcare, government and other not-for-profit institutions. The defined contribution market is a highly efficient and competitive market that requires support for both plan sponsors and individual participants. To meet this challenge, AIG Retirement Services is investing in a client- focused technology platform to support improved compliance and self-service functionality. AIG Retirement Services’ model pairs self-service tools with its career financial advisors who provide individual plan participants with enrollment support and comprehensive financial planning services.
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

For additional information on the impact of market interest rate movement on our Life and Retirement business see Executive Summary – AIG’s Outlook – Industry and Economic Factors – Impact of Changes in the Interest Rate Environment and Equity Markets.

104	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

LIFE AND RETIREMENT RESULTS

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
(in millions)	2022	2021		2022	2021
Adjusted revenues:
Premiums	$1,119	$1,645	(32)%	$1,959	$2,245	(13)%
Policy fees	743	772	(4)	1,506	1,555	(3)
Net investment income	1,989	2,376	(16)	4,118	4,729	(13)
Advisory fee and other income	204	253	(19)	437	497	(12)
Total adjusted revenues	4,055	5,046	(20)	8,020	9,026	(11)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	1,654	2,223	(26)	3,097	3,480	(11)
Interest credited to policyholder account balances	906	882	3	1,773	1,752	1
Amortization of deferred policy acquisition costs	301	168	79	581	393	48
Non deferrable insurance commissions	166	146	14	327	303	8
Advisory fee expenses	65	85	(24)	136	168	(19)
General operating expenses	395	383	3	808	796	2
Interest expense	5	35	(86)	11	69	(84)
Total benefits, losses and expenses	3,492	3,922	(11)	6,733	6,961	(3)
Adjusted pre-tax income	$563	$1,124	(50)%	$1,287	$2,065	(38)%
Our insurance companies generate significant revenues from investment activities. As a result, the operating segments in Life and Retirement are significantly impacted by variances in net investment income on the asset portfolios that support insurance liabilities and surplus.
For additional information on our investment strategy, asset-liability management process and invested asset composition see Investments.

AIG | Second Quarter 2022 Form 10-Q	105

ITEM 2 | Business Segment Operations | Life and Retirement

INDIVIDUAL RETIREMENT RESULTS

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
(in millions)	2022	2021			2022	2021
Adjusted revenues:
Premiums	$57	$32	78%		$112	$57	96%
Policy fees	210	241	(13)		434	473	(8)
Net investment income	906	1,089	(17)		1,889	2,157	(12)
Advisory fee and other income	115	157	(27)		238	309	(23)
Total adjusted revenues	1,288	1,519	(15)		2,673	2,996	(11)
Benefits and expenses:
Policyholder benefits and losses incurred	190	95	100		329	211	56
Interest credited to policyholder account balances	462	433	7		904	859	5
Amortization of deferred policy acquisition costs	202	108	87		379	241	57
Non deferrable insurance commissions	86	89	(3)		178	177	1
Advisory fee expenses	35	54	(35)		72	106	(32)
General operating expenses	107	107	—		218	221	(1)
Interest expense	2	16	(88)		5	32	(84)
Total benefits, losses and expenses	1,084	902	20		2,085	1,847	13
Adjusted pre-tax income	$204	$617	(67)%		$588	$1,149	(49)%
Fixed annuities base net investment spread:
Base yield*	3.74%	4.02%	(28)	bps	3.75%	4.00%	(25)	bps
Cost of funds	2.59	2.58	1		2.58	2.60	(2)
Fixed annuities base net investment spread	1.15%	1.44%	(29)	bps	1.17%	1.40%	(23)	bps
Variable and fixed index annuities base net investment spread:
Base yield*	3.78%	3.96%	(18)	bps	3.76%	3.89%	(13)	bps
Cost of funds	1.42	1.32	10		1.40	1.31	9
Variable and fixed index annuities base net investment spread	2.36%	2.64%	(28)	bps	2.36%	2.58%	(22)	bps
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
Business and Financial Highlights
For the three-month period ended June 30, 2022, Premiums and deposits decreased $358 million compared to the same period in the prior year, primarily driven by lower variable annuity sales, due to market volatility and less competitive pricing versus peers, partially offset by higher fixed annuity sales due to more competitive pricing versus peers and higher interest rates. For the six-month period ended June 30, 2022, Premiums and deposits increased $150 million compared to the same period in the prior year, primarily driven by improved fixed annuity sales, partially offset by lower variable annuity sales. Net flows improved in the three- and six-month periods ended June 30, 2022 compared to the same periods in the prior year primarily due to higher fixed annuity sales, as well as lower annuity surrenders and withdrawals and no retail mutual fund net flows due to the sale and liquidation of the Retail Mutual Fund business in the third quarter of 2021 compared to outflows in the same periods in the prior year.
Adjusted pre-tax income decreased $413 million and $561 million in the three- and six-month periods ended June 30, 2022, respectively, compared to the same periods in the prior year primarily due to lower net investment income ($183 million and $268 million). In addition, decreases in the equity markets and increases in interest rates resulted in lower variable annuity separate account assets that contributed to the acceleration of DAC amortization and higher policyholder benefits net of premiums ($164 million and $201 million) compared to the same periods in the prior year, and lower policy and advisory fee income, net of advisory fee expenses ($54 million and $76 million).

106	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement Adjusted Pre-Tax Income (Loss)
Three Months Ended June 30,
(in millions)

Quarterly 2022 and 2021 Comparison
Adjusted pre-tax income decreased $413 million primarily due to:

•lower net investment income ($183 million) primarily driven by lower yield enhancement income ($78 million) primarily due to lower call and tender income, as well as higher losses on securities for which the fair value option was elected, lower alternative investment income ($95 million) and lower base portfolio income ($10 million) driven by decreased reinvestment rates;

•higher DAC amortization and policyholder benefits net of premiums ($164 million) primarily due to lower variable annuity separate account returns; and
•lower policy and advisory fee income, net of advisory fee expenses ($54 million), primarily due to a decrease in variable annuity separate account assets driven by negative equity market performance.

Individual Retirement Adjusted Pre-Tax Income (Loss)
Six Months Ended June 30,
(in millions)

Year-to-Date 2022 and 2021 Comparison
Adjusted pre-tax income decreased $561 million primarily due to:

•lower net investment income ($268 million) primarily driven by lower yield enhancement income ($139 million) primarily due to lower call and tender income, as well as higher losses on securities for which the fair value option was elected, lower alternative investment income ($108 million) and lower base portfolio income ($21 million) driven by decreased reinvestment rates;

•higher DAC amortization and policyholder benefits net of premiums ($201 million) primarily due to lower variable annuity separate account returns; and
•lower policy and advisory fee income, net of advisory fee expenses ($76 million), primarily due to a decrease in variable annuity separate account assets driven by negative equity market performance.

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
The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Premiums	$57	$32	$112	$57
Deposits	3,566	3,949	7,396	7,298
Other	(3)	(3)	(7)	(4)
Premiums and deposits	$3,620	$3,978	$7,501	$7,351

AIG | Second Quarter 2022 Form 10-Q	107

ITEM 2 | Business Segment Operations | Life and Retirement

The following table presents surrenders as a percentage of average reserves:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Surrenders as a percentage of average reserves
Fixed annuities	7.9%	8.0%	7.3%	7.5%
Variable annuities	6.3	7.3	6.4	7.1
Fixed index annuities	4.0	4.6	4.0	4.7
The following table presents reserves for fixed annuities and variable and fixed index annuities by surrender charge category:

	June 30, 2022			December 31, 2021
(in millions)	Fixed Annuities	Fixed Index Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities	Variable Annuities
No surrender charge	$25,620	$1,810	$28,085	$26,419	$2,009	$34,030
Greater than 0% - 2%	2,464	1,490	8,209	2,091	1,681	10,926
Greater than 2% - 4%	2,140	3,634	6,056	2,424	4,195	9,884
Greater than 4%	17,690	23,876	12,847	16,443	22,489	13,219
Non-surrenderable	2,386	—	—	2,373	—	—
Total reserves	$50,300	$30,810	$55,197	$49,750	$30,374	$68,059
Individual Retirement annuities are typically subject to a three- to seven-year surrender charge period, depending on the product. For fixed and fixed index annuities, the proportion of reserves subject to surrender charge at June 30, 2022 increased compared to December 31, 2021 primarily due to growth in business. The increase in the proportion of reserves with no surrender charge for variable annuities as of June 30, 2022 compared to December 31, 2021 was principally due to normal aging of business.

108	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Individual Retirement Premiums and Deposits (P&D) and Net Flows
Three Months Ended June 30,
(in millions)

P&D	Net Flows

$3,620
$3,978
$99
$1,458
$1,514
$778
$1,427
$1,384
$938
$628
$1,080
$1,141
$(67)
$(385)
$(552)
$(33)
$(633)
$(77)
2022
2021
2022
2021
Fixed Annuity
Fixed Index Annuities
Variable Annuity
Retail Mutual Funds*

Quarterly 2022 and 2021 Comparison

•Fixed Annuities Net outflows decreased ($485 million) over the prior year, primarily due to higher premiums and deposits ($446 million) due to more competitive pricing versus peers and higher interest rates, lower surrenders, withdrawals and death benefits ($39 million).

•Variable Annuities Net flows deteriorated ($352 million) primarily due to lower premium and deposits ($649 million) due to market volatility and less competitive pricing versus peers, partially offset by lower surrenders and withdrawals ($268 million) and lower death benefits ($29 million).

•Fixed Index Annuities Net flows decreased ($61 million) primarily due to lower premiums and deposits ($56 million) and higher death benefits ($11 million), partially offset by lower surrenders and withdrawals ($6 million).

•Retail Mutual Funds There were no flows in 2022 due to the Touchstone sale in the third quarter of 2021.
For additional information regarding the sale of certain assets of the AIG Life and Retirement Retail Mutual Funds business, see Note 1 to the Condensed Consolidated Financial Statements.

*In 2021, Retail Mutual Fund premiums and deposits and net flows reflects customer activity of the funds that were transferred or liquidated in the third quarter of 2021.

AIG | Second Quarter 2022 Form 10-Q	109

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement Premiums and Deposits (P&D) and Net Flows
Six Months Ended June 30,
(in millions)

P&D	Net Flows

$7,501
$7,351
$248
$2,822
$2,902
$1,726
$2,625
$2,953
$1,576
$1,502
$2,065
$2,155
$203
$(766)
$(1,295)
$(254)
$(1,257)
$(651)
2022
2021
2022
2021
Fixed Annuity
Fixed Index Annuities
Variable Annuity
Retail Mutual Funds*

Year-to-Date 2022 and 2021 Comparison

•Fixed Annuities Net flows turned positive and improved ($1.5 billion) over the prior year, primarily due to higher premiums and deposits ($1.4 billion) due to more competitive pricing versus peers and higher interest rates, lower surrenders and withdrawals ($56 million) and lower death benefits ($65 million).

•Variable Annuities Net flows deteriorated ($512 million) primarily due to lower premium and deposits ($899 million), due to market volatility and less competitive pricing versus peers, partially offset by lower surrenders and withdrawals ($344 million) and lower death benefits ($43 million).

•Fixed Index Annuities Net flows decreased ($90 million) primarily due to lower premiums and deposits ($80 million) and higher death benefits ($20 million), partially offset by lower surrenders and withdrawals ($10 million).

•Retail Mutual Funds There were no flows in 2022 due to the Touchstone sale in the second quarter of 2021.
For additional information regarding the sale of certain assets of the AIG Life and Retirement Retail Mutual Funds business, see Note 1 to the Condensed Consolidated Financial Statements.

*In 2021, Retail Mutual Fund premiums and deposits and net flows reflects customer activity of the funds that were transferred or liquidated in the third quarter of 2021.

110	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

GROUP RETIREMENT RESULTS

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
(in millions)	2022	2021			2022	2021
Adjusted revenues:
Premiums	$5	$4	25%		$13	$8	63%
Policy fees	114	130	(12)		238	254	(6)
Net investment income	490	605	(19)		1,017	1205	(16)
Advisory fee and other income	73	81	(10)		158	159	(1)
Total adjusted revenues	682	820	(17)		1,426	1626	(12)
Benefits and expenses:
Policyholder benefits and losses incurred	27	8	238		54	26	108
Interest credited to policyholder account balances	286	287	—		567	570	(1)
Amortization of deferred policy acquisition costs	33	13	154		63	29	117
Non deferrable insurance commissions	30	18	67		58	47	23
Advisory fee expenses	30	31	(3)		64	62	3
General operating expenses	111	106	5		228	219	4
Interest expense	1	10	(90)		3	19	(84)
Total benefits, losses and expenses	518	473	10		1,037	972	7
Adjusted pre-tax income	$164	$347	(53)%		$389	$654	(41)%
Base net investment spread:
Base yield*	3.92%	4.17%	(25)	bps	3.90%	4.14%	(24)	bps
Cost of funds	2.58	2.61	(3)		2.58	2.61	(3)
Base net investment spread	1.34%	1.56%	(22)	bps	1.32%	1.53%	(21)	bps
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
Business and Financial Highlights
Group Retirement is focused on implementing initiatives to grow its business. Premiums and deposits decreased $483 million and $413 million in the three- and six-month periods ended June 30, 2022 compared to the same periods in the prior year. Net flows deteriorated by $319 million and $245 million in the three- and six-month periods ended June 30, 2022 compared to the same periods in 2021.
Adjusted pre-tax income decreased $183 million and $265 million in the three- and six-month periods ended June 30, 2022 compared to the same periods in the prior year primarily due to lower net investment income ($115 million and $188 million) and higher DAC amortization and policyholder benefits, net of premiums mostly due to lower equity market performance ($38 million and $57 million).

AIG | Second Quarter 2022 Form 10-Q	111

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement Adjusted Pre-Tax Income (Loss)
Three Months Ended June 30,
(in millions)

Quarterly 2022 and 2021 Comparison
Adjusted pre-tax income decreased $183 million primarily due to:

•lower net investment income, net of interest credited ($112 million) primarily driven by lower alternative investment income ($49 million), lower yield enhancement income ($38 million) primarily due to lower call and tender income and lower base portfolio income net of interest credited ($25 million).

•higher DAC amortization and policyholder benefits, net of premiums mostly due to lower equity market performance ($38 million).
•lower policy and advisory fee income, net of advisory fee expenses of ($23 million) due to lower fee based assets under administration as a result of lower equity market performance.

Group Retirement Adjusted Pre-Tax Income (Loss)
Six Months Ended June 30,
(in millions)

Year-to-Date 2022 and 2021 Comparison
Adjusted pre-tax income decreased $265 million primarily due to:

•lower net investment income, net of interest credited ($183 million) primarily driven by lower yield enhancement income ($83 million) primarily due to lower call and tender income, lower alternative investment income ($55 million) and lower base portfolio income net of interest credited ($45 million).

•higher DAC amortization and policyholder benefits, net of premiums mostly due to lower equity market performance ($57 million).
•lower policy and advisory fee income, net of advisory fee expenses of $(19) million due to lower fee based assets under administration as a result of lower equity market performance.

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
The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Premiums	$5	$4	$13	$8
Deposits	1,767	2,251	3,647	4,065
Premiums and deposits(a)	$1,772	$2,255	$3,660	$4,073
(a)Excludes client deposits into advisory and brokerage accounts of $1.2 billion and $1.2 billion for the six months ended June 30, 2022 and 2021, respectively.

112	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Surrenders as a percentage of average reserves and mutual funds	7.7%	7.9%	8.2%	8.4%

The following table presents reserves for Group Retirement annuities by surrender charge category:

(in millions)	June 30, 2022	(a)	December 31, 2021	(a)
No surrender charge(b)	$71,176		$81,132
Greater than 0% - 2%	569		716
Greater than 2% - 4%	402		857
Greater than 4%	6,214		6,197
Non-surrenderable	756		810
Total reserves	$79,117		$89,712
(a)Excludes mutual fund assets under administration of $23.4 billion and $28.8 billion at June 30, 2022 and December 31, 2021, respectively.
(b)Group Retirement amounts in this category include general account reserves of approximately $4.6 billion and $4.7 billion at June 30, 2022 and December 31, 2021, respectively, which are subject to 20 percent annual withdrawal limitations at the participant level and general account reserves of $5.8 billion and $5.7 billion at June 30, 2022 and December 31, 2021, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.
Group Retirement annuity deposits are typically subject to a five- to seven-year surrender charge period, depending on the product. At June 30, 2022, Group Retirement annuity reserves with no surrender charge decreased compared to December 31, 2021 primarily due to decline in assets under management from lower equity markets.
A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows
Three Months Ended June 30,
(in millions)

P&D	Net Flows

Quarterly 2022 and 2021 Comparison

Net flows deteriorated ($319 million) due to lower premiums and deposits ($483 million) partially offset by lower surrenders and withdrawals of $189 million. In general, net outflows are concentrated in fixed annuity products with higher contractual guaranteed minimum crediting rates. Large plan acquisitions and surrenders contributes period-to-period volatility and resulted in lower net flows of $0.5 billion compared to the same period in the prior year.

AIG | Second Quarter 2022 Form 10-Q	113

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement Premiums and Deposits and Net Flows
Six Months Ended June 30,
(in millions)

P&D	Net Flows

Year-to-Date 2022 and 2021 Comparison

Net flows deteriorated ($245 million) due to lower premiums and deposits ($413 million) partially offset by lower surrenders and withdrawals of ($200 million). In general, net outflows are concentrated in fixed annuity products with higher contractual guaranteed minimum crediting rates. Large plan acquisitions and surrenders resulted in lower net flows of $0.3 billion compared to the same period in the prior year.

LIFE INSURANCE RESULTS

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2022	2021	Change	2022	2021	Change
Adjusted revenues:
Premiums	$561	$532	5%	$1,100	$1,064	3%
Policy fees	370	355	4	738	735	—
Net investment income	352	394	(11)	708	801	(12)
Other income	16	14	14	40	28	43
Total adjusted revenues	1,299	1,295	—	2,586	2,628	(2)
Benefits and expenses:
Policyholder benefits and losses incurred	828	950	(13)	1,766	1,954	(10)
Interest credited to policyholder account balances	87	89	(2)	172	177	(3)
Amortization of deferred policy acquisition costs	64	45	42	136	120	13
Non deferrable insurance commissions	43	33	30	77	66	17
General operating expenses	159	152	5	325	318	2
Interest expense	1	6	(83)	2	13	(85)
Total benefits, losses and expenses	1,182	1,275	(7)	2,478	2,648	(6)
Adjusted pre-tax income (loss)	$117	$20	485%	$108	$(20)	NM	%

114	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Business and Financial Highlights
Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns. Premiums and deposits, excluding the effect of foreign exchange, increased $29 million and $77 million in the three- and six-month periods ended June 30, 2022, respectively, compared to the same periods in the prior year primarily due to growth in international life premiums.
Adjusted pre-tax income increased $97 million and $128 million in the three- and six-month periods ended June 30, 2022, respectively, compared to the same periods in the prior year primarily due to favorable premiums and policy fees, net of policyholder benefits ($166 million and $227 million), partially offset by lower net investment income.

Life Insurance Adjusted Pre-Tax Income (Loss)
Three Months Ended June 30,
(in millions)

Quarterly 2022 and 2021 Comparison
Adjusted pre-tax income increased $97 million primarily due to:
•higher premiums and policy fees, net of policyholder benefits ($166 million) primarily due to lower mortality.
Partially offsetting this increase was:

•lower net investment income ($42 million), primarily driven by lower yield enhancement income ($28 million) primarily due to lower equity partnership performance and lower base portfolio income ($14 million).

Life Insurance Adjusted Pre-Tax Income (Loss)
Six Months Ended June 30,

Year-to-Date 2022 and 2021 Comparison
Adjusted pre-tax income increased $128 million primarily due to:
•higher premiums and policy fees, net of policyholder benefits ($227 million) primarily due to lower mortality.
Partially offsetting this increase was:

•lower net investment income ($93 million), primarily driven by lower yield enhancement income ($71 million) primarily due to lower equity partnership performance and lower base portfolio income ($22 million).

AIG | Second Quarter 2022 Form 10-Q	115

ITEM 2 | Business Segment Operations | Life and Retirement

LIFE INSURANCE GAAP PREMIUMS AND PREMIUMS AND DEPOSITS
Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life and international life and health. Premiums, excluding the effect of foreign exchange, increased $53 million and $69 million in the three- and six-month periods ended June 30, 2022, respectively, compared to the same periods in the prior year. Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.
The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Premiums	$561	$532	$1,100	$1,064
Deposits	388	409	785	806
Other*	208	220	441	422
Premiums and deposits	$1,157	$1,161	$2,326	$2,292
*Other principally consists of adding back ceded premiums to reflect the gross premiums and deposits.
A discussion of the significant variances in premiums and deposits follows:

Life Insurance Premiums and Deposits
Three Months Ended June 30,
(in millions)

Quarterly 2022 and 2021 Comparison
Premiums and deposits, excluding the effect of foreign exchange, increased $29 million primarily due to growth in international life premiums.

Life Insurance Premiums and Deposits
Six Months Ended June 30,

(in millions)

Year-to-Date 2022 and 2021 Comparison
Premiums and deposits, excluding the effect of foreign exchange, increased $77 million primarily due to growth in international life premiums.

116	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

INSTITUTIONAL MARKETS RESULTS

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2022	2021	Change	2022	2021	Change
Adjusted revenues:
Premiums	$496	$1,077	(54)%	$734	$1,116	(34)%
Policy fees	49	46	7	96	93	3
Net investment income	241	288	(16)	504	566	(11)
Other income	—	1	NM	1	1	—
Total adjusted revenues	786	1,412	(44)	1,335	1,776	(25)
Benefits and expenses:
Policyholder benefits and losses incurred	609	1,170	(48)	948	1,289	(26)
Interest credited to policyholder account balances	71	73	(3)	130	146	(11)
Amortization of deferred policy acquisition costs	2	2	—	3	3	—
Non deferrable insurance commissions	7	6	17	14	13	8
General operating expenses	18	18	—	37	38	(3)
Interest expense	1	3	(67)	1	5	(80)
Total benefits, losses and expenses	708	1,272	(44)	1,133	1,494	(24)
Adjusted pre-tax income	$78	$140	(44)%	$202	$282	(28)%
Business and Financial Highlights
Institutional Markets is focused on opportunities to grow its portfolio while maintaining pricing discipline. Product distribution continues to be strong. Premiums and deposits decreased $1.1 billion and $844 million in the three- and six-month periods ended June 30, 2022, respectively, compared to the same periods in the prior year primarily due to lower premiums on new pension risk transfer business and lower deposits on GICs driven by the opportunistic nature of these businesses.
Adjusted pre-tax income decreased $62 million and $80 million in the three- and six-month periods ended June 30, 2022 compared to the same periods in the prior year primarily due to lower net investment income ($47 million and $62 million) driven by lower private equity returns and call and tender income.

Institutional Markets Adjusted Pre-Tax Income (Loss)
Three Months Ended June 30,
(in millions)

Quarterly 2022 and 2021 Comparison
Adjusted pre-tax income decreased $62 million primarily due to:
•lower premiums primarily on new pension risk transfer business ($581 million); and
•lower net investment income ($47 million) primarily due to lower private equity returns and call and tender income.
Partially offsetting these decreases were:
•a decrease in policyholder benefits and losses incurred (including interest accretion) primarily on new pension risk transfer business ($561 million).

AIG | Second Quarter 2022 Form 10-Q	117

ITEM 2 | Business Segment Operations | Life and Retirement

Institutional Markets Adjusted Pre-Tax Income (Loss)
Six Months Ended June 30,
(in millions)

Year-to-Date 2022 and 2021 Comparison
Adjusted pre-tax income decreased $80 million primarily due to:
•lower premiums primarily on new pension risk transfer business ($382 million); and
•lower net investment income ($62 million) primarily due to lower private equity returns and call and tender income.
Partially offsetting these decreases were:
•a decrease in policyholder benefits and losses incurred (including interest accretion) primarily on new pension risk transfer business ($341 million); and
•lower interest credited to policyholder account balances ($16 million), primarily related to the GIC business.

INSTITUTIONAL MARKETS GAAP PREMIUMS AND PREMIUMS AND DEPOSITS
Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums decreased $581 million and $382 million in the three- and six-month periods ended June 30, 2022, respectively, compared to the same period in the prior year primarily driven by the opportunistic nature of the pension risk transfer business (direct and assumed reinsurance).

Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on investment-type annuity contracts. Deposits primarily include GICs, FHLB funding agreements and structured settlement annuities with no life contingencies.
The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Premiums	$496	$1,077	$734	$1,116
Deposits	46	559	128	593
Other*	8	5	15	12
Premiums and deposits	$550	$1,641	$877	$1,721
*Other principally consists of adding back ceded premiums to reflect the gross premiums and deposits.

118	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits follows:

Institutional Markets Premiums and Deposits
Three Months Ended June 30,
(in millions)

Quarterly 2022 and 2021 Comparison
Premiums and deposits decreased ($1.1 billion) primarily due to lower premiums on new pension risk transfer business and lower deposits on GICs driven by the opportunistic nature of these businesses.

Institutional Markets Premiums and Deposits
Six Months Ended June 30,
(in millions)

Year-to-Date 2022 and 2021 Comparison

Premiums and deposits decreased ($844 million) primarily due to lower premiums on new pension risk transfer business and lower deposits on GICs driven by the opportunistic nature of these businesses, partially offset by increased deposits on structured settlement annuities.

AIG | Second Quarter 2022 Form 10-Q	119

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

OTHER OPERATIONS RESULTS

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
(in millions)	2022	2021	Change	2022	2021	Change
Adjusted revenues:
Premiums	$20	$54	(63)%	$50	$106	(53)%
Policy fees	—	—	NM	—	—	NM
Net investment income:
Interest and dividends	97	45	116	160	95	68
Alternative investments	167	118	42	436	325	34
Other investment income (loss)	(62)	45	NM	(147)	43	NM
Investment expenses	(4)	(8)	50	(13)	(14)	7
Total net investment income	198	200	(1)	436	449	(3)
Other income	(11)	5	NM	15	28	(46)
Total adjusted revenues	207	259	(20)	501	583	(14)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6	96	(94)	23	162	(86)
Interest credited to policyholder account balances	—	—	NM	—	—	NM
Acquisition expenses:
Amortization of deferred policy acquisition costs	2	11	(82)	5	21	(76)
Other acquisition expenses	(2)	(1)	(100)	(2)	(1)	(100)
Total acquisition expenses	—	10	NM	3	20	(85)
General operating expenses:
Corporate and Other	245	319	(23)	510	560	(9)
Asset Management	8	13	(38)	30	48	(38)
Amortization of intangible assets	10	10	—	20	20	—
Total General operating expenses	263	342	(23)	560	628	(11)
Interest expense:
Corporate and Other	216	265	(18)	444	537	(17)
Asset Management*	53	62	(15)	90	106	(15)
Total interest expense	269	327	(18)	534	643	(17)
Total benefits, losses and expenses	538	775	(31)	1,120	1,453	(23)
Adjusted pre-tax loss before consolidation and eliminations	(331)	(516)	36	(619)	(870)	29
Consolidation and eliminations	(130)	(94)	(38)	(263)	(270)	3
Adjusted pre-tax loss	$(461)	$(610)	24%	$(882)	$(1,140)	23%
Adjusted pre-tax income (loss) by activities:
Corporate and Other	$(494)	$(617)	20%	$(1,041)	(1,169)	11%
Asset Management	163	101	61	422	299	41
Consolidation and eliminations	(130)	(94)	(38)	(263)	(270)	3
Adjusted pre-tax loss	$(461)	$(610)	24%	$(882)	$(1,140)	23%
*Interest – Asset Management primarily represents interest expense on consolidated investment entities of $51 million and $61 million in the three-month periods ended June 30, 2022 and 2021, respectively, and $87 million and $102 million in the six-month periods ended June 30, 2022 and 2021, respectively.

120	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | Other Operations

QUARTERLY 2022 AND 2021 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations of $331 million in 2022 compared to $516 million in 2021, decreased $185 million, was primarily due to:
•lower underwriting loss attributable to decreased catastrophe losses and absence of unfavorable prior year development ($71 million in 2021) within Other Operations Run-Off, primarily Blackboard U.S. Holdings, Inc.;
•lower corporate and other general operating expenses primarily driven by decreases in employment costs ($105 million) partially offset by higher informational technology professional fees ($28 million);
•lower corporate interest expense primarily driven by interest savings of $74 million from $7.6 billion debt repurchases, through cash tender offers, and debt redemption in the six months ended June 30, 2022 as well as $646 million debt repurchases, through cash tender offers in the three months ended December 31, 2021 compared to interest savings of $19 million resulting from redemptions of $1.5 billion of debt in the three months ended June 30, 2021, partially offset by interest expense of $61 million on $6.5 billion Corebridge senior unsecured notes issued in the six months ended June 30, 2022; and
•lower net investment income driven by an increase in mark to market losses on CDO securities of $133 million, partially offset by higher income associated consolidated investment entities of $72 million, lower gains on fair value option assets and liabilities of $37 million, and higher income on structured securities on AIG Parent portfolio of $32 million.
Adjusted pre-tax loss on consolidation and eliminations of $130 million in 2022 compared to $94 million in 2021, an increase of $36 million, was primarily due to the elimination of the insurance companies’ net investment income from their investment in the consolidated investment entities of $30 million.
YEAR-TO-DATE 2022 AND 2021 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations of $619 million in 2022 compared to $870 million in 2021, decreased $251 million, was primarily due to:
•lower underwriting loss attributable to decreased catastrophe losses and absence of unfavorable prior year development ($107 million in 2021) within Other Operations Run-Off, primarily Blackboard U.S. Holdings, Inc.;
•lower corporate interest expense primarily driven by interest savings of $89 million from $7.6 billion debt repurchases, through cash tender offers, and debt redemption in the six months ended June 30, 2022 as well as $646 million debt repurchases, through cash tender offers in the three months ended December 31, 2021 compared to interest savings of $42 million resulting from redemptions of $3.0 billion of debt in the six months ended in June 30, 2021, partially offset by interest expense of $61 million on $6.5 billion Corebridge senior unsecured notes issued in the six months ended June 30, 2022;
•lower corporate and other general operating expenses primarily driven by decreases in employment costs ($176 million) partially offset by higher informational technology professional fees ($45 million); and
•lower net investment income driven by an increase in mark to market losses on CDO securities of $209 million, partially offset by higher income associated consolidated investment entities of $101 million, lower income associated with equity investments of $55 million and higher income on structured securities on AIG Parent portfolio of $32 million.
Adjusted pre-tax loss on consolidation and eliminations of $263 million in 2022 compared to $270 million in 2021, a decrease of $7 million, was primarily due to the elimination of the insurance companies’ net investment income from their investment in the consolidated investment entities of $20 million.

AIG | Second Quarter 2022 Form 10-Q	121

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
Over the past several quarters inflation has continued to remain elevated, which has led to the increases in interest rates by the Board of Governors of the Federal Reserve System in several years. This has also led to a significant rise in interest rates across the yield curve and a widening of credit spreads reflecting ongoing recession concerns.

INVESTMENT HIGHLIGHTS IN THE SIX MONTHS ENDED JUNE 30, 2022
•A significant rise in interest rates and widening of credit spreads resulted in net unrealized losses in our available for sale fixed security portfolio of $17.9 billion during the second quarter of 2022. Our Net unrealized gain of $18.1 billion as of December 31, 2021 decreased to a net unrealized loss of $20.0 billion on our available for sale portfolio as of June 30, 2022.
•We continued to make investments in structured securities and other fixed maturity securities with favorable risk compared to return characteristics to improve yields and increase net investment income.
•We experienced a decrease in net investment income in the six-month period ended June 30, 2022 compared to the same period in the prior year due primarily to higher losses on assets for which we elected fair value option, losses in our hedge funds versus gains in the prior year, and lower income in our available for sale fixed security portfolio primarily driven by lower call income and yield compression, which more than offset higher income in our private equity portfolio.
•Blended investment yields on new investments are higher than blended rates on investments that were sold, matured or called.

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
•AIG embeds Environmental, Social and Governance (ESG) considerations in its fundamental investment analysis of the companies or projects we invest in to ensure that they have sustainable earnings over the full term of our investment. This analysis is performed where ESG considerations are relevant or material to a particular investment. AIG considers internal and external factors and evaluates changes in consumer behavior, industry trends related to ESG factors as well as the ability of the management of companies to respond appropriately to these changes in order to maintain their competitive advantage.
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
•AIG Parent, included in Other Operations, actively manages its assets and liabilities, counterparties and duration. AIG Parent’s liquidity sources are held primarily in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements. This strategy allows us to both diversify our sources of liquidity and reduce the cost of maintaining sufficient liquidity.

122	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Investments

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
Asset-Liability Management
The investment strategy within the General Insurance companies focuses on growth of surplus, maintenance of sufficient liquidity for unanticipated insurance claims, and preservation of capital. General Insurance invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies’ North America operations have an average duration of 4.0 years. Fixed maturity securities of the General Insurance companies’ International operations have an average duration of 3.7 years.
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
The investment strategy of the Life and Retirement companies is to provide net investment income to back liabilities that result in stable distributable earnings and enhance portfolio value, subject to asset-liability management, capital, liquidity and regulatory constraints.
The Life and Retirement companies use asset-liability management as a primary tool to monitor and manage risk in their businesses. The Life and Retirement companies maintain a diversified, high-to-medium quality portfolio of fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans that, to the extent practicable, match the duration characteristics of the liabilities. We seek to diversify the portfolio across asset classes, sectors, and issuers to mitigate idiosyncratic portfolio risks. The investment portfolio of each product line is tailored to the specific characteristics of its insurance liabilities, and as a result, duration varies between distinct portfolios. The interest rate environment has a direct impact on the asset-liability management profile of the businesses, and changes in the interest rate environment may result in the need to lengthen or shorten the duration of the portfolio. In a rising rate environment, we may shorten the duration of the investment portfolio.
Fixed maturity securities of the Life and Retirement companies’ domestic operations have an average duration of 7.8 years.
In addition, the Life and Retirement companies seek to enhance surplus portfolio returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved returns in excess of the fixed maturity portfolio returns.

AIG | Second Quarter 2022 Form 10-Q	123

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
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

June 30, 2022
(in millions)
NAIC Designation	1	2	Total Investment Grade	3	4	5	6	Total Below Investment Grade	Total
Other fixed maturity securities	$93,390	$70,673	$164,063	$7,386	$7,938	$976	$228	$16,528	$180,591
Mortgage-backed, asset-backed and collateralized	50,719	6,707	57,426	193	81	240	1,076	1,590	59,016
Total*	$144,109	$77,380	$221,489	$7,579	$8,019	$1,216	$1,304	$18,118	$239,607
*Excludes $26 million of fixed maturity securities for which no NAIC Designation is available.
The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

June 30, 2022
(in millions)
Composite AIG Credit Rating	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
Other fixed maturity securities	$96,408	$67,183	$163,591	$7,593	$6,876	$2,531	$17,000	$180,591
Mortgage-backed, asset-backed and collateralized	44,095	7,196	51,291	506	409	6,810	7,725	59,016
Total*	$140,503	$74,379	$214,882	$8,099	$7,285	$9,341	$24,725	$239,607
*Excludes $26 million of fixed maturity securities for which no NAIC Designation is available.
CREDIT RATINGS
At June 30, 2022, approximately 87 percent of our fixed maturity securities were held by our domestic entities. Approximately 89 percent of these securities were rated investment grade by one or more of the principal rating agencies. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.
Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At June 30, 2022, approximately 94 percent of such investments were either rated investment grade or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated investment grade. Approximately 27 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

124	AIG | Second Quarter 2022 Form 10-Q

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
For information regarding credit risks associated with Investments see Part II, Item 7. MD&A – Enterprise Risk Management in the 2021 Annual Report.
The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
(in millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Rating:
Other fixed maturity securities
AAA	$14,873	$15,578	$1,620	$1,756	$16,493	$17,334
AA	33,634	39,110	576	282	34,210	39,392
A	45,529	57,346	174	160	45,703	57,506
BBB	66,461	83,192	723	461	67,184	83,653
Below investment grade	15,316	17,795	363	314	15,679	18,109
Non-rated	1,348	1,638	—	—	1,348	1,638
Total	$177,161	$214,659	$3,456	$2,973	$180,617	$217,632
Mortgage-backed, asset-backed and collateralized
AAA	$21,515	$27,144	$204	$232	$21,719	$27,376
AA	14,729	15,688	567	485	15,296	16,173
A	6,824	6,685	257	197	7,081	6,882
BBB	6,237	5,492	959	725	7,196	6,217
Below investment grade	6,171	7,508	1,165	1,462	7,336	8,970
Non-rated	98	26	290	204	388	230
Total	$55,574	$62,543	$3,442	$3,305	$59,016	$65,848
Total
AAA	$36,388	$42,722	$1,824	$1,988	$38,212	$44,710
AA	48,363	54,798	1,143	767	49,506	55,565
A	52,353	64,031	431	357	52,784	64,388
BBB	72,698	88,684	1,682	1,186	74,380	89,870
Below investment grade	21,487	25,303	1,528	1,776	23,015	27,079
Non-rated	1,446	1,664	290	204	1,736	1,868
Total	$232,735	$277,202	$6,898	$6,278	$239,633	$283,480
Available-for-Sale Investments
The following table presents the fair value of our available-for-sale securities:

(in millions)	June 30, 2022	December 31, 2021
Bonds available for sale:
U.S. government and government sponsored entities	$8,146	$8,194
Obligations of states, municipalities and political subdivisions	12,600	14,527
Non-U.S. governments	13,674	16,330
Corporate debt	142,741	175,608
Mortgage-backed, asset-backed and collateralized:
RMBS	20,173	27,287
CMBS	14,887	15,809
CDO/ABS	20,514	19,447
Total mortgage-backed, asset-backed and collateralized	55,574	62,543
Total bonds available for sale*	$232,735	$277,202
*At June 30, 2022 and December 31, 2021, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $22.9 billion and $27.0 billion, respectively.

AIG | Second Quarter 2022 Form 10-Q	125

ITEM 2 | Investments

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

(in millions)	June 30, 2022	December 31, 2021
Canada	$1,220	$1,233
Japan	997	1,230
Germany	840	702
France	672	731
United Kingdom	563	1,031
Indonesia	510	634
Chile	406	511
United Arab Emirates	390	484
Israel	374	515
Qatar	366	438
Other	7,412	8,897
Total	$13,750	$16,406
The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	June 30, 2022
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products	Total	December 31, 2021 Total
Euro-Zone countries:
Germany	$840	$238	$2,144	$—	$3,222	$3,610
France	672	1,361	1,093	—	3,126	3,870
Netherlands	225	861	1,051	36	2,173	2,652
Ireland	9	76	401	1,206	1,692	1,958
Belgium	67	293	943	40	1,343	1,620
Luxembourg	18	642	348	—	1,008	880
Spain	5	310	429	—	744	888
Italy	19	85	408	—	512	636
Denmark	229	80	137	—	446	518
Finland	33	32	39	—	104	150
Other Euro-Zone	262	2	26	—	290	379
Total Euro-Zone	$2,379	$3,980	$7,019	$1,282	$14,660	$17,161
Remainder of Europe:
United Kingdom	$563	$3,643	$7,403	$962	$12,571	$16,908
Switzerland	23	787	764	—	1,574	1,884
Norway	279	126	230	—	635	797
Sweden	147	196	103	—	446	537
Jersey (Channel Islands)	4	137	34	—	175	225
Russian Federation	22	1	36	—	59	359
Other - Remainder of Europe	55	29	79	—	163	261
Total - Remainder of Europe	$1,093	$4,919	$8,649	$962	$15,623	$20,971
Total	$3,472	$8,899	$15,668	$2,244	$30,283	$38,132

126	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Investments

Investments in Municipal Bonds
At June 30, 2022, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 96 percent of the portfolio rated A or higher.
The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	June 30, 2022
(in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value	December 31, 2021 Total Fair Value
California	$589	$391	$1,687	$2,667	$3,108
New York	35	185	2,074	2,294	2,765
Texas	35	481	750	1,266	1,416
Illinois	74	76	745	895	1,009
Massachusetts	253	20	296	569	666
Georgia	94	59	233	386	474
Pennsylvania	60	2	314	376	397
Florida	5	—	364	369	403
Ohio	8	—	359	367	488
Washington	122	6	203	331	359
New Jersey	10	3	305	318	282
Virginia	9	—	295	304	380
Washington, D.C.	10	—	246	256	293
All other states(a)	324	159	1,719	2,202	2,487
Total(b)(c)	$1,628	$1,382	$9,590	$12,600	$14,527
(a)We did not have material credit exposure to the government of Puerto Rico.
(b)Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.
(c)Includes $432 million of pre-refunded municipal bonds.
Investments in Corporate Debt Securities
The following table presents the fair value of our available for sale corporate debt securities by industry categories:

Industry Category
(in millions)	June 30, 2022	December 31, 2021
Financial institutions:
Money center/Global bank groups	$8,369	$10,053
Regional banks – other	385	434
Life insurance	2,347	3,094
Securities firms and other finance companies	306	350
Insurance non-life	5,292	6,795
Regional banks – North America	5,785	7,228
Other financial institutions	16,469	18,255
Utilities	19,616	24,180
Communications	9,250	11,510
Consumer noncyclical	18,936	24,411
Capital goods	7,093	8,668
Energy	10,947	13,506
Consumer cyclical	11,146	13,279
Basic	4,721	6,041
Other	22,079	27,804
Total*	$142,741	$175,608
*At June 30, 2022 and December 31, 2021, approximately 89 percent and 90 percent, respectively, of these investments were rated investment grade.

AIG | Second Quarter 2022 Form 10-Q	127

ITEM 2 | Investments

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, was 4.7 percent and 4.9 percent, at June 30, 2022 and December 31, 2021, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.
Investments in RMBS
The following table presents the fair value of AIG’s RMBS available for sale securities:

(in millions)	June 30, 2022	December 31, 2021
Agency RMBS	$8,898	$13,778
Alt-A RMBS	4,891	5,936
Subprime RMBS	1,974	2,329
Prime non-agency	2,141	3,058
Other housing related	2,269	2,186
Total RMBS(a)(b)	$20,173	$27,287
(a)Includes approximately $5.0 billion and $6.1 billion at June 30, 2022 and December 31, 2021, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional information on Purchased Credit Deteriorated Securities see Note 5 to the Condensed Consolidated Financial Statements.
(b)The weighted average expected life was six years at June 30, 2022 and five years at December 31, 2021.
Our underwriting practices for investing in RMBS, other asset-backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.
Investments in CMBS
The following table presents the fair value of our CMBS available for sale securities:

(in millions)	June 30, 2022	December 31, 2021
CMBS (traditional)	$12,549	$13,091
Agency	1,375	1,627
Other	963	1,091
Total	$14,887	$15,809
The fair value of CMBS holdings remained stable during the first six months of 2022. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.
Investments in ABS/CDOs
The following table presents the fair value of our ABS/CDO available for sale securities by collateral type:

(in millions)	June 30, 2022	December 31, 2021
Collateral Type:
ABS	$11,146	$10,532
Bank loans (collateralized loan obligation)	9,340	8,899
Other	28	16
Total	$20,514	$19,447

128	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Investments

Unrealized Losses of Fixed Maturity Securities
The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

June 30, 2022	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss (d)	Items(e)
Investment grade bonds
0-6 months	$124,636	$8,578	17,297	$17,539	$4,377	1,416	$1	$1	3	$142,176	$12,956	18,716
7-11 months	28,454	2,901	5,112	9,771	2,796	1,060	25	15	7	38,250	5,712	6,179
12 months or more	6,644	682	1,681	7,152	2,175	727	4	2	2	13,800	2,859	2,410
Total	$159,734	$12,161	24,090	$34,462	$9,348	3,203	$30	$18	12	$194,226	$21,527	27,305
Below investment grade bonds
0-6 months	$10,931	$712	4,217	$667	$163	255	$30	$24	22	$11,628	$899	4,494
7-11 months	2,618	230	965	745	200	280	12	7	14	3,375	437	1,259
12 months or more	3,069	219	880	672	205	214	85	57	38	3,826	481	1,132
Total	$16,618	$1,161	6,062	$2,084	$568	749	$127	$88	74	$18,829	$1,817	6,885
Total bonds
0-6 months	$135,567	$9,290	21,514	$18,206	$4,540	1,671	$31	$25	25	$153,804	$13,855	23,210
7-11 months	31,072	3,131	6,077	10,516	2,996	1,340	37	22	21	41,625	6,149	7,438
12 months or more	9,713	901	2,561	7,824	2,380	941	89	59	40	17,626	3,340	3,542
Total(e)	$176,352	$13,322	30,152	$36,546	$9,916	3,952	$157	$106	86	$213,055	$23,344	34,190
(a)Represents the number of consecutive months that fair value has been less than cost by any amount.
(b)Represents the percentage by which fair value is less than cost.
(c)For bonds, represents amortized cost net of allowance.
(d)The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.
(e)Item count is by CUSIP by subsidiary.
The allowance for credit losses was $7 million for investment grade bonds and $169 million for below investment grade bonds as of June 30, 2022.

AIG | Second Quarter 2022 Form 10-Q	129

ITEM 2 | Investments

Commercial Mortgage Loans
At June 30, 2022, we had direct commercial mortgage loan exposure of $37.2 billion.
The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
June 30, 2022
State:
New York	89	$1,569	$4,757	$481	$431	$104	$—	$7,342	20%
California	62	696	1,279	234	1,302	756	13	4,280	11
New Jersey	62	2,204	83	436	435	11	32	3,201	9
Texas	47	831	1,002	154	186	143	—	2,316	6
Florida	61	560	120	365	213	391	—	1,649	4
Massachusetts	14	567	355	530	23	—	—	1,475	4
Illinois	23	559	629	3	47	—	21	1,259	3
Washington, D.C.	11	474	184	—	—	18	—	676	2
Ohio	22	146	10	172	321	—	—	649	2
Pennsylvania	19	77	133	275	75	25	—	585	2
Other states	138	1,822	511	922	979	326	—	4,560	12
Foreign	96	4,201	1,868	906	1,493	418	327	9,213	25
Total*	644	$13,706	$10,931	$4,478	$5,505	$2,192	$393	$37,205	100%
December 31, 2021
State:
New York	94	$2,217	$4,329	$450	$438	$103	$—	$7,537	21%
California	62	817	1,293	239	553	761	13	3,676	10
New Jersey	48	2,092	30	462	225	11	33	2,853	8
Texas	49	630	1,133	167	187	144	—	2,261	6
Florida	60	469	152	368	214	281	—	1,484	4
Massachusetts	13	534	290	537	24	—	—	1,385	4
Illinois	24	554	626	9	50	—	21	1,260	5
Pennsylvania	22	78	144	477	76	25	—	800	2
Washington, D.C.	11	455	184	—	—	18	—	657	2
Ohio	25	167	10	175	289	—	—	641	2
Other states	155	1,852	598	975	686	329	—	4,440	12
Foreign	86	4,402	1,341	998	1,116	449	365	8,671	24
Total*	649	$14,267	$10,130	$4,857	$3,858	$2,121	$432	$35,665	100%
*Does not reflect allowance for credit losses.
For additional information on commercial mortgage loans, see Note 6 to the Consolidated Financial Statements in the 2021 Annual Report.

130	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Investments

Net Realized Gains and Losses
The following table presents the components of Net realized gains (losses):

Three Months Ended June 30,	2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(482)	$(122)	$(604)	$40	$95	$135
Change in allowance for credit losses on fixed maturity securities	(47)	(1)	(48)	10	4	14
Change in allowance for credit losses on loans	24	6	30	67	8	75
Foreign exchange transactions	(231)	(15)	(246)	139	9	148
Variable annuity embedded derivatives, net of related hedges	454	—	454	(53)	—	(53)
All other derivatives and hedge accounting	970	48	1,018	(336)	60	(276)
Sales of alternative investments and real estate investments	7	2	9	31	(3)	28
Other	7	(4)	3	59	—	59
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	702	(86)	616	(43)	173	130
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	2,776	2,776	—	(2,056)	(2,056)
Net realized gains (losses)	$702	$2,690	$3,392	$(43)	$(1,883)	$(1,926)

Six Months Ended June 30,	2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(589)	$(154)	$(743)	$134	$390	$524
Change in allowance for credit losses on fixed maturity securities	(100)	(41)	(141)	61	6	67
Change in allowance for credit losses on loans	5	(2)	3	108	3	111
Foreign exchange transactions	(245)	(24)	(269)	90	3	93
Variable annuity embedded derivatives, net of related hedges	960	—	960	36	—	36
All other derivatives and hedge accounting	1,909	(8)	1,901	15	(57)	(42)
Sales of alternative investments and real estate investments	23	3	26	57	1	58
Other	(20)	—	(20)	151	—	151
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	1,943	(226)	1,717	652	346	998
Net realized gains on Fortitude Re funds withheld embedded derivative	—	6,094	6,094	—	326	326
Net realized gains	$1,943	$5,868	$7,811	$652	$672	$1,324
Net realized capital gains excluding Fortitude Re funds withheld assets in the three-month period ended June 30, 2022 compared to the net realized capital losses in the same period in the prior year were due to derivative gains versus losses in the prior year, which was partially offset by losses in sales of securities and foreign exchange losses versus gains in the prior year period.
Variable annuity embedded derivatives, net of related hedges, reflected higher gains in the three-month period ended June 30, 2022 compared to the same period in the prior year. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with GMWB embedded derivative, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.
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

AIG | Second Quarter 2022 Form 10-Q	131

ITEM 2 | Investments

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
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments in the three- and six-month periods ended June 30, 2022 was primarily attributable to decrease in the fair value of fixed maturity securities. For the second quarter of 2022, net unrealized losses related to fixed maturity securities were $17.9 billion due primarily to a significant increase in interest rates and widening of credit spreads. For the six-month period ended June 30, 2022, net unrealized losses were $38.1 billion due to increase in interest rates.
The change in net unrealized gains and losses on investments in the three- and six-month periods ended June 30, 2021 was primarily attributable to increases (decreases) in the fair value of fixed maturity securities. For the three-month period ended June 30, 2021, net unrealized gains related to fixed maturity securities increased by $5.9 billion due primarily to a decrease in rates and narrowing of credit spreads. For the six-month period ending June 30, 2021, net unrealized gains related to fixed maturity securities decreased by $5.8 billion due primarily to an increase in interest rates.
For additional information on our investment portfolio, see Note 5 to the Condensed Consolidated Financial Statements.

Insurance Reserves
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (LOSS RESERVES)
The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

	June 30, 2022			December 31, 2021
(in millions)	Net liability for unpaid losses and loss adjustment expenses	Reinsurance recoverable on unpaid losses and loss adjustment expenses	Gross liability for unpaid losses and loss adjustment expenses	Net liability for unpaid losses and loss adjustment expenses	Reinsurance recoverable on unpaid losses and loss adjustment expenses	Gross liability for unpaid losses and loss adjustment expenses
General Insurance:
U.S. Workers' Compensation (net of discount)	$3,165	$4,771	$7,936	$3,282	$5,216	$8,498
U.S. Excess Casualty	3,690	3,951	7,641	3,850	4,195	8,045
U.S. Other Casualty	4,160	3,905	8,065	3,805	4,191	7,996
U.S. Financial Lines	5,378	1,622	7,000	5,356	1,893	7,249
U.S. Property and Special Risks	6,525	3,089	9,614	6,615	3,587	10,202
U.S. Personal Insurance	919	2,154	3,073	1,001	2,198	3,199
UK/Europe Casualty and Financial Lines	6,940	1,708	8,648	7,175	1,603	8,778
UK/Europe Property and Special Risks	2,705	1,531	4,236	2,631	1,492	4,123
UK/Europe and Japan Personal Insurance	1,852	633	2,485	1,962	608	2,570
Other product lines(b)	5,936	5,569	11,505	5,815	5,468	11,283
Unallocated loss adjustment expenses(b)	1,245	959	2,204	1,654	1,015	2,669
Total General Insurance	42,515	29,892	72,407	43,146	31,466	74,612
Other Operations Run-Off:
U.S. run-off long tail insurance lines (net of discount)	196	3,393	3,589	164	3,434	3,598
Other run-off product lines	255	52	307	264	61	325
Blackboard U.S. Holdings, Inc.	180	132	312	217	138	355
Unallocated loss adjustment expenses	10	114	124	22	114	136
Total Other Operations Run-Off	641	3,691	4,332	667	3,747	4,414
Total	$43,156	$33,583	$76,739	$43,813	$35,213	$79,026
(a)Includes net loss reserve discount of $939 million and $876 million as of June 30, 2022 and December 31, 2021, respectively. For information regarding loss reserve discount see Note 10 to the Condensed Consolidated Financial Statements.
(b)Other product lines and Unallocated loss adjustment expenses includes Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense for the Fortitude Re reinsurance of $3.7 billion and $3.5 billion as of June 30, 2022 and December 31, 2021, respectively.

132	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Insurance Reserves

Prior Year Development
The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
General Insurance:
North America*	$(191)	$(58)	$(264)	$(116)
International	(11)	7	(31)	9
Total General Insurance	$(202)	$(51)	$(295)	$(107)
Other Operations Run-Off	(1)	65	(1)	84
Total prior year (favorable) unfavorable development	$(203)	$14	$(296)	$(23)
*Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $42 million and $49 million for the three-month periods ended June 30, 2022 and 2021, respectively, and $84 million and $101 million for the six-month periods ended June 30, 2022 and 2021, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $(213) million and $(92) million for the three-month periods ended June 30, 2022 and 2021, respectively, and $(213) million and $(91) million for the six-month periods ended June 30, 2022 and 2021, respectively. Also excludes the related changes in amortization of the deferred gain, which were $(70) million and $(27) million for the three-month periods ended June 30, 2022 and 2021, respectively, and $(70) million and $(7) million for the six-month periods ended June 30, 2022 and 2021, respectively.
Net Loss Development
In the three-month period ended June 30, 2022, we recognized favorable prior year loss reserve development of $(203) million. The key components of this development were:
North America
•Favorable development on U.S. Workers Compensation
•Favorable development on U.S. Other Casualty
•Amortization benefit of $(40) million related to the deferred gain on the adverse development cover
In the six-month period ended June 30, 2022, we recognized favorable prior year loss reserve development of $(296) million. The key components of this development were:
North America
•Favorable development on U.S. Workers Compensation and short tail lines
•Favorable development on U.S. Other Casualty
•Amortization benefit of $(80) million related to the deferred gain on the adverse development cover.
International
•Favorable development in Japan personal lines.
In the three-month period ended June 30, 2021, we recognized adverse prior year loss reserve development of $14 million. The key components of this development were:
North America
•Amortization of the deferred gain on the adverse development cover and favorable development on Workers Compensation partially offset by adverse development on U.S. Property, Special Risks and Financial Lines.
International
•Adverse development on Property and Other short-tail lines.
Other Operations
•Adverse development on the Blackboard insurance companies and other runoff companies due to increased severity on reported claims.

AIG | Second Quarter 2022 Form 10-Q	133

ITEM 2 | Insurance Reserves

In the six-month period ended June 30, 2021, we recognized favorable prior year loss reserve development of $(23) million. The key components of this development were:
North America
•Amortization of the deferred gain from the adverse development cover and favorable development on Workers Compensation partially offset by adverse development on Commercial Property and Financial Lines.
International
•Adverse development in Property and Other short-tailed lines.
Other Operations
•Adverse development on the Blackboard insurance companies and other runoff companies due to increased severity on reported claims.
The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Three Months Ended June 30, 2022
(in millions)	Total	2021	2020 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(128)	$(8)	$(120)
U.S. Excess Casualty	(10)	—	(10)
U.S. Other Casualty	(42)	(1)	(41)
U.S. Financial Lines	(7)	—	(7)
U.S. Property and Special Risks	(5)	(30)	25
U.S. Personal Insurance	8	5	3
Other Product Lines	(7)	4	(11)
Total General Insurance North America	$(191)	$(30)	$(161)
General Insurance International:
UK/Europe Casualty and Financial Lines	$—	$—	$—
UK/Europe Property and Special Risks	(4)	(2)	(2)
UK/Europe and Japan Personal Insurance	1	1	—
Other product lines	(8)	4	(12)
Total General Insurance International	$(11)	$3	$(14)
Other Operations Run-Off	(1)	—	(1)
Total Prior Year (Favorable) Unfavorable Development	$(203)	$(27)	$(176)

Three Months Ended June 30, 2021
(in millions)	Total	2020	2019 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(79)	$11	$(90)
U.S. Excess Casualty	(12)	—	(12)
U.S. Other Casualty	3	(2)	5
U.S. Financial Lines	30	—	30
U.S. Property and Special Risks	22	5	17
U.S. Personal Insurance	(18)	(10)	(8)
Other Product Lines	(4)	(4)	—
Total General Insurance North America	$(58)	$—	$(58)
General Insurance International:
UK/Europe Casualty and Financial Lines	$12	$2	$10
UK/Europe Property and Special Risks	(13)	(10)	(3)
UK/Europe and Japan Personal Insurance	(3)	—	(3)
Other product lines	11	7	4
Total General Insurance International	$7	$(1)	$8
Other Operations Run-Off	65	34	31
Total Prior Year (Favorable) Unfavorable Development	$14	$33	$(19)

134	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Insurance Reserves

Six Months Ended June 30, 2022
(in millions)	Total	2021	2020 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(185)	$(9)	$(176)
U.S. Excess Casualty	(20)	—	(20)
U.S. Other Casualty	(52)	—	(52)
U.S. Financial Lines	(14)	—	(14)
U.S. Property and Special Risks	24	(75)	99
U.S. Personal Insurance	(6)	2	(8)
Other Product Lines	(11)	(13)	2
Total General Insurance North America	$(264)	$(95)	$(169)
General Insurance International:
UK/Europe Casualty and Financial Lines	$5	$(2)	$7
UK/Europe Property and Special Risks	(16)	(22)	6
UK/Europe and Japan Personal Insurance	(13)	(13)	—
Other product lines	(7)	14	(21)
Total General Insurance International	$(31)	$(23)	$(8)
Other Operations Run-Off	(1)	—	(1)
Total Prior Year (Favorable) Unfavorable Development	$(296)	$(118)	$(178)

Six Months Ended June 30, 2021
(in millions)	Total	2020	2019 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(105)	$13	$(118)
U.S. Excess Casualty	(24)	—	(24)
U.S. Other Casualty	1	(2)	3
U.S. Financial Lines	21	—	21
U.S. Property and Special Risks	20	(9)	29
U.S. Personal Insurance	(22)	(9)	(13)
Other Product Lines	(7)	(6)	(1)
Total General Insurance North America	$(116)	$(13)	$(103)
General Insurance International:
UK/Europe Casualty and Financial Lines	$8	$(1)	$9
UK/Europe Property and Special Risks	(10)	(1)	(9)
UK/Europe and Japan Personal Insurance	(4)	(4)	—
Other product lines	15	18	(3)
Total General Insurance International	$9	$12	$(3)
Other Operations Run-Off	84	33	51
Total Prior Year (Favorable) Unfavorable Development	$(23)	$32	$(55)
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

AIG | Second Quarter 2022 Form 10-Q	135

ITEM 2 | Insurance Reserves

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement as of June 30, 2022 and as of December 31, 2021, showing the effect of discounting of loss reserves and amortization of the deferred gain.

(in millions)	June 30, 2022	December 31, 2021
Gross Covered Losses
Covered reserves before discount	$13,374	$14,398
Inception to date losses paid	27,781	27,023
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$16,155	$16,421
Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$12,924	$13,137
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	2,736	2,949
Discount on ceded losses(a)	(896)	(953)
Pre-tax deferred gain before amortization	1,840	1,996
Inception to date amortization of deferred gain at inception	(1,181)	(1,097)
Inception to date amortization attributed to changes in deferred gain(b)	50	(30)
Deferred gain liability reflected in AIG's balance sheet	$709	$869
(a)The accretion of discount and a reduction in effective interest rates is offset by changes in estimates of the amount and timing of future recoveries.
(b)Excluded from APTI.
The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Balance at beginning of period, net of discount	$870	$1,282	$869	$1,297
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	(213)	(92)	(213)	(91)
Amortization attributed to deferred gain at inception(b)	(42)	(49)	(84)	(101)
Amortization attributed to changes in deferred gain(c)	76	28	80	25
Changes in discount on ceded loss reserves	18	17	57	56
Balance at end of period, net of discount	$709	$1,186	$709	$1,186
(a)Prior year reserve development ceded to NICO under the retroactive reinsurance agreement is deferred under GAAP.
(b)Represents amortization of the deferred gain recognized in APTI.
(c)Excluded from APTI.
The lines of business subject to this agreement include those with longer tails, which carry a higher degree of uncertainty. Since inception, there have been periods of unfavorable prior year development, with more recent favorable development. This agreement will continue to reduce the impact of volatility in the development on our ultimate loss estimates over time. The agreement has resulted in lower capital charges for reserve risks at our U.S. insurance subsidiaries. In addition, net investment income declined as a result of lower invested assets.
Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our run-off operations. Those reinsurance transactions were designed to consolidate most of our Insurance run-off lines into a single legal entity. As of June 30, 2022, approximately $29.3 billion of reserves from our Life and Retirement Run-Off Lines and approximately $3.6 billion of reserves from our General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.
Of the Fortitude Re reinsurance agreements, the largest is the Amended and Restated Combination Coinsurance and Modified Coinsurance Agreement by and between our subsidiary AGL and Fortitude Re. Under this treaty, approximately $22.4 billion of AGL reserves as of June 30, 2022 were ceded to Fortitude Re representing a mix of life and annuity risks. Fortitude Re provides 100 percent reinsurance of the ceded risks. AGL retains the risk of collection of any third party reinsurance covering the ceded business. At effectiveness of the treaty, an amount equal to the aggregate ceded reserves was deposited by AGL into a modified coinsurance account of AGL to secure the obligations of Fortitude Re. Fortitude Re receives or makes quarterly payments that represent the net gain or loss under the treaty for the relevant quarter, including any net investment gain or loss on the assets in the modified

136	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Insurance Reserves

coinsurance account. An AIG affiliate will serve as portfolio manager of assets in the modified coinsurance account for a minimum of three years after the June 2, 2020 closing of the sale of our majority interest in Fortitude Group Holdings, LLC..
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

AIG | Second Quarter 2022 Form 10-Q	137

ITEM 2 | Insurance Reserves

The following table presents a reconciliation between the fair value of the GAAP embedded derivatives and the value of our economic hedge target:

(in millions)	June 30, 2022	December 31, 2021
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$1,198	$2,472
Exclude non-performance risk adjustment	(2,810)	(2,508)
Embedded derivative liability, excluding NPA	4,008	4,980
Adjustments for risk margins and differences in valuation	(2,401)	(2,172)
Economic hedge target liability	$1,607	$2,808
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
The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Change in fair value of embedded derivatives, excluding NPA	$511	$(762)	$1,334	$1,917
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities*	10	13	23	31
Interest rate derivative contracts	(862)	760	(1,592)	(644)
Equity derivative contracts	650	(390)	915	(780)
Change in fair value of variable annuity hedging portfolio	(202)	383	(654)	(1,393)
Change in fair value of embedded derivatives excluding NPA, net of hedging portfolio	309	(379)	680	524
Change in fair value of embedded derivatives due to NPA spread	448	18	972	(93)
Change in fair value of embedded derivatives due to change in NPA volume	(293)	321	(669)	(364)
Total change due to NPA	155	339	303	(457)
Net impact on pre-tax income (loss)	$464	$(40)	$983	$67
Impact to Condensed Consolidated Income Statement
Net investment income, net of related interest credited to policyholder account balances	$10	$13	$23	$31
Net realized gains (losses)	454	(53)	960	36
Net impact on pre-tax income (loss)	$464	$(40)	$983	$67
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)	$241	$267	$369	$77
*The change in fair value of available-for-sale fixed maturity securities recognized as a component of other comprehensive income (loss) were losses of $215 million and $430 million for the three- and six-month periods ended June 30, 2022 due to higher interest rates and wider credit spreads. The change in fair value of available-for-sale fixed maturity securities recognized as a component of other comprehensive income (loss) were gains of $105 million for the three-month period ended June 30, 2021 due to lower interest rates, and losses of $111 million for the six-month period ended June 30, 2021, due to higher interest rates.
The three-month period ended June 30, 2022 net impact on pre-tax income (loss) of $464 million resulted from:
•$309 million gain in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio was driven by increases in interest rates, partially offset by lower equity markets.
•$155 million gain due to NPA was driven by a widening of the NPA credit spread, partially offset by the impact of higher interest rates that resulted in NPA volume losses from lower expected GMWB payments.

138	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Insurance Reserves

On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended June 30, 2022, we had a net mark-to-market gain of approximately $241 million from our hedging activities related to our economic hedge target primarily driven by widening credit spreads.
The six-month period ended June 30, 2022 net impact on pre-tax income (loss) of $983 million resulted from:
•$680 million gain in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio was driven by increases in interest rates, partially offset by lower equity markets.
•$303 million gain due to NPA was driven by a widening of the NPA credit spread, partially offset by the impact of higher interest rates that resulted in NPA volume losses from lower expected GMWB payments.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the six months ended June 30, 2022, we had a net mark-to-market gain of approximately $369 million from our hedging activities related to our economic hedge target primarily driven by widening credit spreads.
The three-month period ended June 30, 2021 net impact on pre-tax income (loss) of $(40) million resulted from:
•$379 million loss in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio was driven by impact of lower interest rates partially offset by gains from higher equity markets.
•$339 million gain due to NPA driven by a slight widening of the NPA credit spread and the impact of lower interest rates that resulted in NPA volume gains from higher expected GMWB payments.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended June 30, 2021, we had a net mark-to-market gain of approximately $267 million from our hedging activities related to our economic hedge target primarily driven by widening credit spreads.
The six-month period ended June 30, 2021 net impact on pre-tax income (loss) of $67 million resulted from:
•$524 million gain in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio was driven by increases in interest rates and higher equity markets.
•$457 million loss due to NPA was driven by a tightening of the NPA credit spread, and the impact of higher interest rates that resulted in NPA volume losses from lower expected GMWB payments.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the six months ended June 30, 2021, we had a net mark-to-market gain of approximately $77 million from our hedging activities related to our economic hedge target primarily driven by positive basis risk.
Change in Economic Hedge Target
The decrease in the economic hedge target liability in the three- and six-month periods ended June 30, 2022 was primarily driven by higher interest rates and widening credit spreads, offset by lower equity markets. The increase in the economic hedge target liability in the three-month period ended June 30, 2021 was primarily driven by the decrease in rates offset by higher equity markets. The decrease in the economic hedge target liability in the first half of 2021 was primarily due to higher interest rates and equity markets.
Change in Fair Value of the Hedging Portfolio
The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivative valuation under GAAP, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:
•Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in losses driven by higher interest rates in the three- and six-month periods ended June 30, 2022 compared to gains driven by declining interest rates in the three-month period ended June 30, 2021 and losses driven by higher interest rates in the six-month period ended June 30, 2021.
•Changes in the fair value of equity derivative contracts, which included futures and options, resulted in gains in three- and six-month periods ended June 30, 2022 driven by the decline in the equity market compared to losses in the three- and six-month periods ended June 30, 2021.
•Changes in the fair value of fixed maturity securities, primarily corporate bonds, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. The change in the fair value of the corporate bond hedging program in the three- and six-month periods ended June 30, 2022 reflected losses due to increases in interest rates and widening credit spreads. The change in the fair value of the corporate bond hedging program in the three-month period ended June 30, 2021 reflected gains due to decreases in interest rates. The change in the fair value of the corporate bond hedging program in the six-month period ended June 30, 2021 reflected losses due to increases in interest rates, offset by tightening credit spreads.

AIG | Second Quarter 2022 Form 10-Q	139

ITEM 2 | Insurance Reserves

DAC
The following table summarizes the major components of the changes in DAC, including VOBA, within the Life and Retirement companies:

Six Months Ended June 30,
(in millions)	2022	2021
Balance, beginning of year	$8,086	$7,316
Acquisition costs deferred	495	535
Amortization expense:
Related to realized gains and losses	(396)	(78)
All other operating amortization	(581)	(393)
Increase (decrease) in DAC due to foreign exchange	(73)	6
Change related to unrealized depreciation (appreciation) of investments	4,724	603
Balance, end of period(a)	$12,255	$7,989
(a)DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $9.9 billion and $10.5 billion at June 30, 2022 and 2021, respectively.
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
Market conditions in the six-month period ended June 30, 2022 drove a $32 billion decrease in the unrealized appreciation of the available for sale fixed maturity securities portfolio held to support the Life and Retirement businesses at June 30, 2022 compared to December 31, 2021. At June 30, 2022, the changes related to unrealized appreciation (depreciation) of investments reflected increases in amortized balances including DAC and unearned revenue reserves, while accrued liabilities such as policyholder benefit liabilities decreased $727 million from December 31, 2021.

140	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Insurance Reserves

Reserves
The following table presents a rollforward of insurance reserves by operating segments for Life and Retirement, including future policy benefits, policyholder contract deposits, other policyholder funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Individual Retirement
Balance at beginning of period, gross	$143,834	$148,110	$148,492	$148,837
Premiums and deposits	3,620	3,978	7,501	7,351
Surrenders and withdrawals	(2,229)	(3,238)	(4,434)	(6,349)
Death and other contract benefits	(763)	(817)	(1,565)	(1,653)
Subtotal	144,462	148,033	149,994	148,186
Change in fair value of underlying assets and reserve accretion, net of policy fees	(7,853)	3,777	(13,341)	3,534
Cost of funds(a)	440	415	868	829
Other reserve changes	(431)	234	(903)	(90)
Balance at end of period	136,618	152,459	136,618	152,459
Reinsurance ceded	(311)	(312)	(311)	(312)
Total Individual Retirement insurance reserves and mutual fund assets	$136,307	$152,147	$136,307	$152,147
Group Retirement
Balance at beginning of period, gross	$112,773	$112,732	$118,492	$110,651
Premiums and deposits	1,772	2,255	3,660	4,073
Surrenders and withdrawals	(2,074)	(2,263)	(4,547)	(4,747)
Death and other contract benefits	(246)	(221)	(480)	(448)
Subtotal	112,225	112,503	117,125	109,529
Change in fair value of underlying assets and reserve accretion, net of policy fees	(9,984)	4,206	(15,096)	7,049
Cost of funds(a)	281	284	559	564
Other reserve changes	8	(51)	(58)	(200)
Balance at end of period	102,530	116,942	102,530	116,942
Total Group Retirement insurance reserves and mutual fund assets	$102,530	$116,942	$102,530	$116,942
Life Insurance
Balance at beginning of period, gross	$27,510	$27,589	$28,415	$27,998
Premiums and deposits	1,049	1,056	2,106	2,085
Surrenders and withdrawals	(109)	(116)	(264)	(260)
Death and other contract benefits	(131)	(138)	(274)	(311)
Subtotal	28,319	28,391	29,983	29,512
Change in fair value of underlying assets and reserve accretion, net of policy fees	(400)	(198)	(734)	(406)
Cost of funds(a)	87	89	172	177
Other reserve changes	(1,292)	25	(2,707)	(976)
Balance at end of period	26,714	28,307	26,714	28,307
Reinsurance ceded	(1,552)	(1,488)	(1,552)	(1,488)
Total Life Insurance reserves	$25,162	$26,819	$25,162	$26,819

AIG | Second Quarter 2022 Form 10-Q	141

ITEM 2 | Insurance Reserves

Institutional Markets
Balance at beginning of period, gross	$30,153	$26,813	$30,264	$27,342
Premiums and deposits	550	1,641	877	1,721
Surrenders and withdrawals	(53)	(607)	(69)	(919)
Death and other contract benefits	(232)	(194)	(506)	(402)
Subtotal	30,418	27,653	30,566	27,742
Change in fair value of underlying assets and reserve accretion, net of policy fees	(93)	280	(176)	445
Cost of funds(a)	71	73	130	146
Other reserve changes	(282)	(7)	(406)	(334)
Balance at end of period	30,114	27,999	30,114	27,999
Reinsurance ceded	(45)	(45)	(45)	(45)
Total Institutional Markets reserves	$30,069	$27,954	$30,069	$27,954
Total insurance reserves and mutual fund assets
Balance at beginning of period, gross	$314,270	$315,244	$325,663	$314,828
Premiums and deposits	6,991	8,930	14,144	15,230
Surrenders and withdrawals	(4,465)	(6,224)	(9,314)	(12,275)
Death and other contract benefits	(1,372)	(1,370)	(2,825)	(2,814)
Subtotal	315,424	316,580	327,668	314,969
Change in fair value of underlying assets and reserve accretion, net of policy fees	(18,330)	8,065	(29,347)	10,622
Cost of funds(a)	879	861	1,729	1,716
Other reserve changes	(1,997)	201	(4,074)	(1,600)
Balance at end of period, excluding Fortitude Re reserves	295,976	325,707	295,976	325,707
Fortitude Re reserves(b)	27,485	28,118	27,485	28,118
Balance at end of period, including Fortitude Re reserves	323,461	353,825	323,461	353,825
Fortitude Re reinsurance ceded(b)	(27,485)	(28,118)	(27,485)	(28,118)
Reinsurance ceded	(1,908)	(1,845)	(1,908)	(1,845)
Total insurance reserves and mutual fund assets	$294,068	$323,862	$294,068	$323,862
(a)Excludes amortization of deferred sales inducements.
(b)Includes amounts related to policies where AIG has partially ceded to other reinsurers and Fortitude Re.
Insurance reserves and Group Retirement mutual fund assets under administration, were comprised of the following balances:

(in millions)	June 30, 2022	December 31, 2021
Future policy benefits	$55,669	$57,749
Policyholder contract deposits	156,634	156,844
Other policyholder funds(a)	1,009	833
Separate account liabilities	86,735	109,111
Total insurance reserves	300,047	324,537
Mutual fund assets	23,414	28,780
Total insurance reserves and mutual fund assets	$323,461	$353,317
(a)Excludes unearned revenue liability.

142	AIG | Second Quarter 2022 Form 10-Q

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

AIG | Second Quarter 2022 Form 10-Q	143

ITEM 2 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

SOURCES
Liquidity to AIG Parent from Subsidiaries
During the six-month period ended June 30, 2022, our General Insurance companies distributed cash and fixed maturity securities of $807 million, and our Life and Retirement companies distributed $1.7 billion of cash to AIG Parent or applicable intermediate holding companies.
Note offering of Corebridge
On April 5, 2022, Corebridge issued senior unsecured notes in the aggregate principal amount of $6.5 billion, the proceeds of which were used to repay a portion of the $8.3 billion promissory note previously issued by Corebridge to AIG in November 2021.

USES
General Borrowings
During the six-month period ended June 30, 2022, $7.6 billion of debt categorized as general borrowings matured, was repaid or redeemed as follows:
•Redeemed €750 million aggregate principal amount of our 1.500% Notes due 2023 for a redemption price of 101.494 percent of the principal amount, plus accrued and unpaid interest.
•Repurchased, through cash tender offers, approximately $6.8 billion aggregate principal amount of certain notes and debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $7.1 billion.
We made interest payments on our general borrowings totaling $490 million during the six-month period ended June 30, 2022 including interest payments made by AIG Parent on AIG Parent-issued debt instruments of $464 million.
Dividends
During the six-month period ended June 30, 2022:
•We made quarterly cash dividend payments of $365.625 per share on AIG’s Series A Preferred Stock totaling $15 million.
•We made quarterly cash dividend payments of $0.32 per share on AIG Common Stock totaling $506 million.
•Corebridge made cash dividend payments of $57 million in the aggregate to Blackstone.
Repurchases of Common Stock(a)
During the six-month period ended June 30, 2022, AIG Parent repurchased approximately 53 million shares of AIG Common Stock, for an aggregate purchase price of approximately $3.1 billion.

(a)Pursuant to a Securities Exchange Act of 1934 (the Exchange Act) Rule 10b5-1 repurchase plan, from July 1, 2022 to August 3, 2022, we repurchased approximately 11 million shares of AIG Common Stock for an aggregate purchase price of approximately $556 million.
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
Interest payments totaled $574 million and $592 million in the six-month periods ended June 30, 2022 and 2021. Excluding interest payments, AIG had operating cash inflows of $1.2 billion in the six-month period ended June 30, 2022 compared to operating cash inflows of $3.4 billion in the same period in the prior year.
Investing Cash Flow Activities
Net cash provided by investing activities in the six-month period ended June 30, 2022 was $2.5 billion compared to net cash used in investing activities of $1.6 billion in the same period in the prior year.

144	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Financing Cash Flow Activities
Net cash used in financing activities in the six-month period ended June 30, 2022 reflected:
•$506 million to pay a dividend of $0.32 per share per quarter on AIG Common Stock;
•$15 million to pay a dividend of $365.625 per share per quarter on AIG’s Series A Preferred Stock;
•$57 million paid by Corebridge in the form of a cash dividend to Blackstone;
•$3.1 billion to repurchase approximately 53 million shares of AIG Common Stock;
•$1.1 billion in net outflows from the issuance and repayment of long-term debt; and
•$133 million in net outflows from the issuance and repayment of debt of consolidated investment entities.
Net cash used in financing activities in the six-month period ended June 30, 2021 reflected:
•$550 million to pay a dividend of $0.32 per share per quarter on AIG Common Stock;
•$15 million to pay a dividend of $365.625 per share per quarter on AIG’s Series A Preferred Stock;
•$592 million to repurchase approximately 13 million shares of AIG Common Stock;
•$1.8 billion in net outflows from the issuance and repayment of long-term debt; and
•$18 million in net outflows from the issuance and repayment of debt of consolidated investment entities.
LIQUIDITY AND CAPITAL RESOURCES OF AIG PARENT AND SUBSIDIARIES
AIG Parent
As of June 30, 2022, AIG Parent and applicable intermediate holding companies had approximately $10.1 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities and also include a committed, revolving syndicated credit facility. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales or repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.
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

AIG | Second Quarter 2022 Form 10-Q	145

ITEM 2 | Liquidity and Capital Resources

The following table presents AIG Parent and applicable intermediate holding companies liquidity sources:

	As of	As of
(in millions)	June 30, 2022	December 31, 2021
Cash and short-term investments(a)	$2,235	$4,334
Unencumbered fixed maturity securities(b)	3,328	6,357
Total AIG Parent liquidity	5,563	10,691
Available capacity under committed, syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$10,063	$15,191
(a)Cash and short-term investments include agreements in which securities are purchased by us under agreements to resell totaling $409 million and $1.9 billion as of June 30, 2022 and December 31, 2021, respectively.
(b)Unencumbered securities consist of publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.
(c)For additional information relating to this committed, syndicated credit facility, see – Credit Facilities below.
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
Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Borrowings from FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. General Insurance companies had no outstanding borrowings from FHLBs at both June 30, 2022 and December 31, 2021. Our U.S. Life and Retirement companies had $3.6 billion which were due to FHLBs in their respective districts at both June 30, 2022 and December 31, 2021, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits. Proceeds from funding agreements are generally invested in fixed income securities and other investments intended to generate spread income. These investment contracts do not have mortality or morbidity risk and are similar to GICs. In addition, our U.S. Life and Retirement companies had no outstanding borrowings in the form of cash advances from FHLBs at both June 30, 2022 and December 31, 2021.
Certain of our U.S. Life and Retirement companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life and Retirement companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments or partially used for short-term liquidity purposes. Additionally, the aggregate amount of securities that a Life and Retirement company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. Our U.S. Life and Retirement companies had $2.6 billion and $3.3 billion of securities subject to these agreements at June 30, 2022 and December 31, 2021, respectively, and $3.2 billion and $3.4 billion of liabilities to borrowers for collateral received at June 30, 2022 and December 31, 2021, respectively.

146	AIG | Second Quarter 2022 Form 10-Q

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
AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by AIG Parent and/or certain subsidiaries in the event of a drawdown of these letters of credit. Letters of credit issued in support of the General Insurance companies totaled approximately $4.0 billion at June 30, 2022. Letters of credit issued in support of the Life and Retirement companies totaled approximately $272 million at June 30, 2022, of which $175 million are subject to reimbursement by Corebridge with no recourse to AIG Parent.
In the six-month period ended June 30, 2022, our General Insurance companies collectively paid to AIG Parent or applicable intermediate holding companies a total of approximately $775 million in dividends in the form of cash and fixed maturity securities and $32 million in tax sharing payments in the form of cash. The fixed maturity securities primarily included U.S. treasuries and securities issued by U.S. agencies.
In the six-month period ended June 30, 2022, our Life and Retirement companies collectively paid to AIG Parent or applicable intermediate holding companies a total of approximately $893 million in dividends in the form of cash and $834 million in tax sharing payments in the form of cash. On November 1, 2021, Corebridge declared a dividend payable to AIG Parent in the amount of $8.3 billion. In connection with such dividend, Corebridge issued a promissory note to AIG Parent in the amount of $8.3 billion, which is required to be paid to AIG Parent prior to the initial public offering of Corebridge. As of August 8, 2022, Corebridge repaid approximately $6.5 billion of the $8.3 billion promissory note.
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
As of June 30, 2022, a total of $4.5 billion remained available for borrowing under the Facility. Our ability to utilize the Facility is not contingent on our credit ratings. However, our ability to utilize the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to utilize the Facility from time to time, and may use the proceeds for general corporate purposes.
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
As of June 30, 2022, a total of $2.5 billion remained available for borrowing under the 3-Year DDTL Facility.
On May 12, 2022, Corebridge entered into a revolving syndicated credit facility (the Corebridge Facility) as a potential source of liquidity for general corporate purposes. The Corebridge Facility provides for aggregate commitments by the bank syndicate to provide unsecured revolving loans and/or standby letters of credit of up to $2.5 billion without any limits on the type of borrowings and is scheduled to expire on May 12, 2027 or if the IPO has not occurred on or prior to December 29, 2023, on such date.
As of June 30, 2022, a total of $2.5 billion remained available for borrowing under the Corebridge Facility.

AIG | Second Quarter 2022 Form 10-Q	147

ITEM 2 | Liquidity and Capital Resources

CONTRACTUAL OBLIGATIONS
As of June 30, 2022, there have been no material changes in our contractual obligations from December 31, 2021, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Contractual Obligations in the 2021 Annual Report.
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As of June 30, 2022, there have been no material changes in our off-balance sheet arrangements and commercial commitments from December 31, 2021, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Off-Balance Sheet Arrangements and Commercial Commitments in the 2021 Annual Report.
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
For additional information on GIAs and associated collateral posted, see Note 5 to the Condensed Consolidated Financial Statements.
The following table provides the rollforward of AIG’s total debt outstanding:

Six Months Ended June 30, 2022	Balance at December 31, 2021	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes		Balance at June 30, 2022
(in millions)
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$19,633	$—	$(7,409)	$(212)	$(20)	(c)	$11,992
Junior subordinated debt	1,164	—	(167)	(8)	—		989
AIG Japan Holdings Kabushiki Kaisha	333	—	—	(40)	—		293
AIGLH notes and bonds payable	199	—	—	—	1		200
AIGLH junior subordinated debt	227	—	—	—	—		227
Validus notes and bonds payable	293	—	(14)	—	(8)		271
Total AIG general borrowings	21,849	—	(7,590)	(260)	(27)		13,972
AIG borrowings supported by assets:(a)
AIG notes and bonds payable	—	—	—	—	81	(c)	81
Series AIGFP matched notes and bonds payable	18	—	—	—	—		18
GIAs, at fair value	1,803	15	(30)	—	(161)	(d)	1,627
Notes and bonds payable, at fair value	68	—	(2)	—	(29)	(d)	37
Total AIG borrowings supported by assets	1,889	15	(32)	—	(109)		1,763
Total debt issued or guaranteed by AIG	23,738	15	(7,622)	(260)	(136)		15,735

Corebridge senior unsecured notes - not guaranteed by AIG	—	6,461	—	—	(12)		6,449
Other subsidiaries' notes, bonds, loans and mortgages payable - not guaranteed by AIG	3	—	(1)	—	—		2
Total long-term debt	$23,741	$6,476	$(7,623)	$(260)	$(148)		$22,186

Debt of consolidated investment entities - not guaranteed by AIG	$6,422	$808	$(941)	$(37)	$—	(e)	$6,252
(a)AIG Parent guarantees all such debt, except for Series AIGFP matched notes and bonds payable and AIG notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties were $1.4 billion at both June 30, 2022 and December 31, 2021. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.
(b)At June 30, 2022, includes debt of consolidated investment entities primarily related to real estate investments of $1.8 billion and other securitization vehicles of $4.4 billion. At December 31, 2021, includes debt of consolidated investment entities related to real estate investments of $1.9 billion and other securitization vehicles of $4.5 billion.
(c)Includes reclassifications of debt between AIG general borrowings and AIG borrowings supported by assets.
(d)Primarily represents adjustments to the fair value of debt.
(e)Includes the effect of consolidating previously unconsolidated partnerships.

148	AIG | Second Quarter 2022 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Debt Maturities
The following table summarizes maturing long-term debt at June 30, 2022 of AIG for the next four quarters:

	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
(in millions)	2022	2022	2023	2023	Total
AIG general borrowings	$—	$16	$—	$486	$502
AIG borrowings supported by assets	19	15	5	116	155
Other subsidiaries' notes, bonds, loans and mortgages payable	1	—	—	—	1
Total	$20	$31	$5	$602	$658
The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

June 30, 2022		Remainder	Year Ending
(in millions)	Total	of 2022	2023	2024	2025	2026	2027	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$11,992	$16	$404	$459	$2,015	$1,530	$1,044	$6,524
Junior subordinated debt	989	—	—	—	—	—	—	989
AIG Japan Holdings Kabushiki Kaisha	293	—	192	—	101	—	—	—
AIGLH notes and bonds payable	200	—	—	—	101	—	—	99
AIGLH junior subordinated debt	227	—	—	—	—	—	—	227
Validus notes and bonds payable	271	—	—	—	—	—	—	271
Total AIG general borrowings	13,972	16	596	459	2,217	1,530	1,044	8,110
AIG borrowings supported by assets:
AIG notes and bonds payable	81	—	62	—	12	7	—	—
Series AIGFP matched notes and bonds payable	18	—	—	—	—	—	—	18
GIAs, at fair value	1,627	34	121	139	542	94	61	636
Notes and bonds payable, at fair value	37	—	—	—	—	—	—	37
Total AIG borrowings supported by assets	1,763	34	183	139	554	101	61	691
Total debt issued or guaranteed by AIG	15,735	50	779	598	2,771	1,631	1,105	8,801
Debt not guaranteed by AIG:
Corebridge senior unsecured notes	6,449	—	—	—	993	—	1,240	4,216
Other subsidiaries notes, bonds, loans and mortgages payable	2	1	1	—	—	—	—	—
Total debt not guaranteed by AIG	6,451	1	1	—	993	—	1,240	4,216
Total*	$22,186	$51	$780	$598	$3,764	$1,631	$2,345	$13,017
*Does not reflect $6.3 billion of notes issued by consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.

AIG | Second Quarter 2022 Form 10-Q	149

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

	Short-Term Debt		Senior Long-Term Debt
	Moody's	S&P	Moody's(a)	S&P(b)	Fitch(c)
American International Group, Inc.	P-2 (2nd of 4)	A-2 (2nd of 5)	Baa 2 (4th of 9) / Stable	BBB+ (4th of 9) / Negative	BBB+ (4th of 9) / Stable
AIG Financial Products Corp.(d)	P-2	A-2	Baa 2 (4th of 9) / Stable	BBB+ / Negative
Corebridge Financial, Inc.			Baa 2 (4th of 9) / Stable	BBB+ (4th of 9) / Stable	BBB+ (4th of 9) / Stable
(a)Moody’s appends numerical modifiers 1, 2 and 3 to the generic rating categories to show relative position within the rating categories.
(b)S&P ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.
(c)Fitch Ratings Inc. (Fitch) ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.
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

	A.M. Best	S&P	Fitch	Moody’s
National Union Fire Insurance Company of Pittsburgh, Pa.	A	A+	A	A2
Lexington Insurance Company	A	A+	A	A2
American Home Assurance Company	A	A+	A	A2
American General Life Insurance Company	A	A+	A+	A2
The Variable Annuity Life Insurance Company	A	A+	A+	A2
United States Life Insurance Company in the City of New York	A	A+	A+	A2
AIG Europe S.A.	NR	A+	NR	A2
American International Group UK Ltd.	A	A+	NR	A2
AIG General Insurance Co. Ltd.	NR	A+	NR	NR
Validus Reinsurance, Ltd.	A	A+	NR	NR

150	AIG | Second Quarter 2022 Form 10-Q

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
RATING AGENCY ACTIONS RELATED TO COREBRIDGE SENIOR NOTE OFFERING AND OTHER RECENT ACTIONS
•On March 29, 2022, Moody’s affirmed ratings on Corebridge entities and revised the outlook from Negative to Stable. On March 31, 2022, Moody’s assigned a Baa2 rating to the senior debt of Corebridge.
•On March 29, 2022, S&P affirmed the ratings of AIG and subsidiaries and revised the outlook on AIG and General Insurance from CreditWatch Negative to Negative. On March 29, 2022, S&P affirmed the ratings of Corebridge and revised the outlook from CreditWatch Developing to Stable. On March 31, 2022, S&P assigned a rating of BBB+ to the senior debt of Corebridge.
•On March 4, 2022, Fitch affirmed the ratings of AIG and subsidiaries and revised the outlook on General Insurance from Stable to Positive and revised the outlook for AIG senior debt from Rating Watch Negative to Stable. On March 31, 2022, Fitch assigned a rating of BBB+ to the senior debt of Corebridge.
•On October 7, 2021, A.M. Best affirmed all of the financial strength and issuer credit ratings of AIG and subsidiaries with Stable outlooks.
REGULATION AND SUPERVISION
For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources see Part I, Item 1. Business – Regulation and Part I, Item 1A. Risk Factors – Regulation in the 2021 Annual Report, and Regulatory Environment below in this MD&A.
DIVIDENDS
The following table presents declaration date, record date, payment date and dividends paid per common share on AIG Common Stock in the six months ended June 30, 2022:

Declaration Date	Record Date	Payment Date	Dividends Paid Per Common Share
May 3, 2022	June 16, 2022	June 30, 2022	$0.32
February 16, 2022	March 17, 2022	March 31, 2022	0.32
On August 8, 2022, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on September 30, 2022 to shareholders of record on September 16, 2022.
The following table presents declaration date, record date, payment date and dividends paid per preferred share and per depository share on the Series A Preferred Stock in the six months ended June 30, 2022:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
May 3, 2022	May 31, 2022	June 15, 2022	$365.625	$0.365625
February 16, 2022	February 28, 2022	March 15, 2022	365.625	0.365625
On August 8, 2022, our Board of Directors declared a cash dividend on AIG's Series A Preferred Stock of $365.625 per share, payable on September 15, 2022 to holders of record on August 31, 2022.
The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, as discussed further in Note 12 to the Condensed Consolidated Financial Statements.

AIG | Second Quarter 2022 Form 10-Q	151

ITEM 2 | Liquidity and Capital Resources

REPURCHASES OF AIG COMMON STOCK
Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On May 3, 2022, our Board of Directors authorized the repurchase of $6.5 billion of AIG Common Stock (inclusive of the approximately $1.5 billion remaining under the Board’s prior share repurchase authorization). During the six-month period ended June 30, 2022, AIG Parent repurchased approximately 53 million shares of AIG Common Stock for an aggregate purchase price of $3.1 billion. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from July 1, 2022 to August 3, 2022, we repurchased approximately $556 million of additional shares of AIG Common Stock. As of August 3, 2022, $5.3 billion remained under the authorization.
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
For additional information on AIG’s risk management program, see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2021 Annual Report.
The scope and magnitude of our market risk exposures is managed under a robust framework that contains defined risk limits and minimum standards for managing market risk in a manner consistent with our risk appetite statement. A description of our market risk exposures may be found in Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2021 Annual Report. See Part I, Item 1A. Risk Factors in the 2021 Annual Report on how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

152	AIG | Second Quarter 2022 Form 10-Q

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

AIG | Second Quarter 2022 Form 10-Q	153

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

154	AIG | Second Quarter 2022 Form 10-Q

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

AIG | Second Quarter 2022 Form 10-Q	155

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
VOBA Value of Business Acquired Present value of projected future gross profits from in-force policies of acquired businesses.

156	AIG | Second Quarter 2022 Form 10-Q

Acronyms

Acronyms

A&H	Accident and Health Insurance	GMDB	Guaranteed Minimum Death Benefits
ABS	Asset-Backed Securities	GMWB	Guaranteed Minimum Withdrawal Benefits
APTI	Adjusted pre-tax income	ISDA	International Swaps and Derivatives Association, Inc.
AUM	Assets Under Management	Moody's	Moody's Investors' Service Inc.
CDO	Collateralized Debt Obligations	NAIC	National Association of Insurance Commissioners
CDS	Credit Default Swap	NM	Not Meaningful
CMA	Capital Maintenance Agreement	ORR	Obligor Risk Ratings
CMBS	Commercial Mortgage-Backed Securities	OTC	Over-the-Counter
EGPs	Estimated Gross Profits	OTTI	Other-Than-Temporary Impairment
FASB	Financial Accounting Standards Board	RMBS	Residential Mortgage-Backed Securities
FRBNY	Federal Reserve Bank of New York	S&P	Standard & Poor's Financial Services LLC
GAAP	Accounting Principles Generally Accepted in the	SEC	Securities and Exchange Commission
United States of America		URR	Unearned Revenue Reserve
GIA	Guaranteed Investment Agreements	VIE	Variable Interest Entity

AIG | Second Quarter 2022 Form 10-Q	157

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk
Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.
ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by American International Group, Inc. (AIG) management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2022. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

158	AIG | Second Quarter 2022 Form 10-Q

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

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended June 30, 2022:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30	9,639,408	$62.00	9,639,408	$1,942
May 1-31	10,060,592	58.98	10,060,592	6,349
June 1-30	9,469,102	53.65	9,469,102	5,841
Total	29,169,102	$58.25	29,169,102	$5,841
During the three-month period ended June 30, 2022, AIG Parent repurchased approximately 29 million shares of AIG common stock, par value $2.50 per share (AIG Common Stock) for an aggregate purchase price of $1.7 billion.
As of June 30, 2022, approximately $5.8 billion remained under the authorization. From July 1, 2022 to August 3, 2022, we repurchased approximately 11 million shares of AIG Common Stock for an aggregate purchase price of approximately $556 million.
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

ITEM 4 | Mine Safety Disclosures
Not applicable.

AIG | Second Quarter 2022 Form 10-Q	159

ITEM 6 | Exhibits
Exhibit Index

Exhibit Number	Description	Location
10
(1) Revolving Credit Agreement, dated as of May 12, 2022 among Corebridge Financial, Inc., the subsidiary borrowers thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, and the several L/C agent party thereto.
Incorporated by reference Exhibit 10.1 to AIG’s Current Report on Form 8-K, filed with the SEC on May 13, 2022 (File No. 1-8787).

(2) Amendment Letter, dated as of May 12, 2022, to the Credit Agreement among AIG, the subsidiary borrowers party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, and each several L/C agent party thereto.
Filed herewith.

(3) Amendment Letter, dated as of May 11, 2022, to the 3-Year Delayed Draw Term Loan Agreement among Corebridge Financial, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
Filed herewith.
22	Guaranteed Securities	None.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021 and (vi) the Notes to the Condensed Consolidated Financial Statements
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

160	AIG | Second Quarter 2022 Form 10-Q

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ SHANE FITZSIMONS
Shane Fitzsimons
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/S/ KATHLEEN CARBONE
Kathleen Carbone
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: August 9, 2022

AIG | Second Quarter 2022 Form 10-Q	161