Form 10-Q
period 2022-09-30
AMERICAN INTERNATIONAL GROUP, INC.
filed 2022-11-02
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 27, 2022, there were 742,980,010 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

FORM 10-Q

AIG | Third Quarter 2022 Form 10-Q	1

Part I – Financial Information
Item 1. | Financial Statements

American International Group, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	September 30, 2022	December 31, 2021
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $115 in 2022 and $98 in 2021 (amortized cost: 2022 - $251,983; 2021 - $259,210)*	$219,767	$277,202
Other bond securities, at fair value (See Note 5)*	7,131	6,278
Equity securities, at fair value (See Note 5)*	608	739
Mortgage and other loans receivable, net of allowance for credit losses of $655 in 2022 and $629 in 2021*	48,124	46,048
Other invested assets (portion measured at fair value: 2022 - $11,839; 2021 - $10,504)*	15,794	15,668
Short-term investments, including restricted cash of $133 in 2022 and $197 in 2021 (portion measured at fair value: 2022 - $5,344; 2021 - $4,426)*	14,663	13,357
Total investments	306,087	359,292
Cash*	2,294	2,198
Accrued investment income*	2,286	2,239
Premiums and other receivables, net of allowance for credit losses and disputes of $176 in 2022 and $185 in 2021	13,476	12,409
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2022 and $0 in 2021	32,598	33,365
Reinsurance assets - other, net of allowance for credit losses and disputes of $345 in 2022 and $333 in 2021	40,949	40,919
Deferred income taxes	15,250	11,714
Deferred policy acquisition costs	15,822	10,514
Other assets, net of allowance for credit losses of $49 in 2022 and $49 in 2021, including restricted cash of $69 in 2022 and $32 in 2021 (portion measured at fair value: 2022 - $500; 2021 - $957)*	12,868	14,351
Separate account assets, at fair value	81,302	109,111
Total assets	$522,932	$596,112
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2022 and $14 in 2021	$75,519	$79,026
Unearned premiums	20,371	19,313
Future policy benefits for life and accident and health insurance contracts	57,266	59,950
Policyholder contract deposits (portion measured at fair value: 2022 - $6,385; 2021 - $9,736)	157,612	156,686
Other policyholder funds	3,928	3,476
Fortitude Re funds withheld payable (portion measured at fair value: 2022 - $(2,505); 2021 - $5,922)	30,424	40,771
Other liabilities (portion measured at fair value: 2022 - $276; 2021 - $586)*	25,077	28,704
Short-term and long-term debt, of which $1,502 is short-term debt in 2022 (portion measured at fair value: 2022 - $1,613; 2021 - $1,871)	24,508	23,741
Debt of consolidated investment entities*	5,924	6,422
Separate account liabilities	81,302	109,111
Total liabilities	481,931	527,200
Contingencies, commitments and guarantees (See Note 11)
AIG shareholders’ equity:
Series A non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares authorized; shares issued: 2022 - 20,000 and 2021 - 20,000; liquidation preference $500	485	485
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2022 - 1,906,671,492 and 2021 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2022 - 1,159,455,582 shares; 2021 - 1,087,984,129 shares of common stock	(55,745)	(51,618)
Additional paid-in capital	80,301	81,851
Retained earnings	33,009	23,785
Accumulated other comprehensive income (loss)	(23,793)	6,687
Total AIG shareholders’ equity	39,023	65,956
Non-redeemable noncontrolling interests	1,978	2,956
Total equity	41,001	68,912
Total liabilities and equity	$522,932	$596,112
*See Note 8 for details of balances associated with variable interest entities.
See accompanying Notes to Condensed Consolidated Financial Statements.

2	AIG | Third Quarter 2022 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per common share data)	2022	2021	2022	2021
Revenues:
Premiums	$7,832	$7,504	$22,458	$21,925
Policy fees	732	714	2,238	2,269
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	2,513	3,220	7,875	9,559
Net investment income - Fortitude Re funds withheld assets	155	495	634	1,488
Total net investment income	2,668	3,715	8,509	11,047
Net realized gains (losses):
Net realized gains - excluding Fortitude Re funds withheld assets and embedded derivative	1,504	679	3,447	1,331
Net realized gains (losses) on Fortitude Re funds withheld assets	(86)	190	(312)	536
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	1,757	(209)	7,851	117
Total net realized gains	3,175	660	10,986	1,984
Other income	195	242	660	745
Total revenues	14,602	12,835	44,851	37,970
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,187	5,959	16,565	17,182
Interest credited to policyholder account balances	951	923	2,738	2,663
Amortization of deferred policy acquisition costs	1,248	1,260	3,983	3,479
General operating and other expenses	2,093	2,240	6,497	6,546
Interest expense	282	328	811	1,008
Loss on extinguishment of debt	—	51	299	149
Net gain on divestitures	(6)	(102)	(45)	(108)
Total benefits, losses and expenses	10,755	10,659	30,848	30,919
Income from continuing operations before income tax expense	3,847	2,176	14,003	7,051
Income tax expense	806	439	2,913	1,234
Income from continuing operations	3,041	1,737	11,090	5,817
Loss from discontinued operations, net of income taxes	—	—	(1)	—
Net income	3,041	1,737	11,089	5,817
Less:
Net income from continuing operations attributable to noncontrolling interests	332	70	1,084	175
Net income attributable to AIG	2,709	1,667	10,005	5,642
Less: Dividends on preferred stock	7	7	22	22
Net income attributable to AIG common shareholders	$2,702	$1,660	$9,983	$5,620
Income per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$3.54	$1.95	$12.64	$6.53
Income from discontinued operations	$—	$—	$—	$—
Net income attributable to AIG common shareholders	$3.54	$1.95	$12.64	$6.53
Diluted:
Income from continuing operations	$3.50	$1.92	$12.49	$6.45
Income from discontinued operations	$—	$—	$—	$—
Net income attributable to AIG common shareholders	$3.50	$1.92	$12.49	$6.45
Weighted average shares outstanding:
Basic	763,051,482	852,765,263	789,888,322	861,211,983
Diluted	771,132,401	864,019,494	799,092,556	871,002,018
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Third Quarter 2022 Form 10-Q	3

American International Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Net income	$3,041	$1,737	$11,089	$5,817
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	(73)	12	(78)	49
Change in unrealized depreciation of all other investments	(8,324)	(1,510)	(34,469)	(4,999)
Change in foreign currency translation adjustments	(591)	(135)	(877)	4
Change in retirement plan liabilities adjustment	15	31	40	42
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	—	—	(4)	(1)
Other comprehensive loss	(8,973)	(1,602)	(35,388)	(4,905)
Comprehensive income (loss)	(5,932)	135	(24,299)	912
Comprehensive income (loss) attributable to noncontrolling interests	(464)	71	(1,784)	175
Comprehensive income (loss) attributable to AIG	$(5,468)	$64	$(22,515)	$737
See accompanying Notes to Condensed Consolidated Financial Statements.

4	AIG | Third Quarter 2022 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Equity (unaudited)

(in millions)	Preferred Stock and Additional Paid-in Capital	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Three Months Ended September 30, 2022
Balance, beginning of period	$485	$4,766	$(54,480)	$81,679	$30,550	$(17,656)	$45,344	$1,480	$46,824
Common stock issued under stock plans	—	—	3	(1)	—	—	2	—	2
Purchase of common stock	—	—	(1,268)	—	—	—	(1,268)	—	(1,268)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	2,709	—	2,709	332	3,041
Dividends on preferred stock	—	—	—	—	(7)	—	(7)	—	(7)
Dividends on common stock	—	—	—	—	(240)	—	(240)	—	(240)
Other comprehensive loss	—	—	—	—	—	(8,177)	(8,177)	(796)	(8,973)
Net increase due to divestitures and acquisitions	—	—	—	(1,432)	—	2,040	608	1,018	1,626
Contributions from noncontrolling interests	—	—	—	—	—	—	—	17	17
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(63)	(63)
Other	—	—	—	55	(3)	—	52	(10)	42
Balance, end of period	$485	$4,766	$(55,745)	$80,301	$33,009	$(23,793)	$39,023	$1,978	$41,001
Three Months Ended September 30, 2021
Balance, beginning of period	$485	$4,766	$(49,634)	$81,322	$18,935	$10,209	$66,083	$825	$66,908
Common stock issued under stock plans	—	—	24	(19)	—	—	5	—	5
Purchase of common stock	—	—	(1,030)	(29)	—	—	(1,059)	—	(1,059)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	1,667	—	1,667	70	1,737
Dividends on preferred stock	—	—	—	—	(7)	—	(7)	—	(7)
Dividends on common stock	—	—	—	—	(269)	—	(269)	—	(269)
Other comprehensive income (loss)	—	—	—	—	—	(1,603)	(1,603)	1	(1,602)
Net decrease due to divestitures and acquisitions	—	—	—	—	—	—	—	(8)	(8)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(98)	(98)
Other	—	—	(1)	53	(6)	—	46	5	51
Balance, end of period	$485	$4,766	$(50,641)	$81,327	$20,320	$8,606	$64,863	$796	$65,659

AIG | Third Quarter 2022 Form 10-Q	5

American International Group, Inc.
Condensed Consolidated Statements of Equity (unaudited)(continued)

(in millions)	Preferred Stock and Additional Paid-in Capital	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Nine Months Ended September 30, 2022
Balance, beginning of the year	$485	$4,766	$(51,618)	$81,851	$23,785	$6,687	$65,956	$2,956	$68,912
Common stock issued under stock plans	—	—	243	(326)	—	—	(83)	—	(83)
Purchase of common stock	—	—	(4,370)	—	—	—	(4,370)	—	(4,370)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	10,005	—	10,005	1,084	11,089
Dividends on preferred stock	—	—	—	—	(22)	—	(22)	—	(22)
Dividends on common stock	—	—	—	—	(746)	—	(746)	—	(746)
Other comprehensive loss	—	—	—	—	—	(32,520)	(32,520)	(2,868)	(35,388)
Net increase due to divestitures and acquisitions	—	—	—	(1,432)	—	2,040	608	1,018	1,626
Contributions from noncontrolling interests	—	—	—	—	—	—	—	22	22
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(230)	(230)
Other	—	—	—	208	(13)	—	195	(4)	191
Balance, end of period	$485	$4,766	$(55,745)	$80,301	$33,009	$(23,793)	$39,023	$1,978	$41,001
Nine Months Ended September 30, 2021
Balance, beginning of year	$485	$4,766	$(49,322)	$81,418	$15,504	$13,511	$66,362	$837	$67,199
Common stock issued under stock plans	—	—	202	(279)	—	—	(77)	—	(77)
Purchase of common stock	—	—	(1,622)	(29)	—	—	(1,651)	—	(1,651)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	5,642	—	5,642	175	5,817
Dividends on preferred stock	—	—	—	—	(22)	—	(22)	—	(22)
Dividends on common stock	—	—	—	—	(819)	—	(819)	—	(819)
Other comprehensive loss	—	—	—	—	—	(4,905)	(4,905)	—	(4,905)
Net increase due to divestitures and acquisitions	—	—	—	—	—	—	—	50	50
Contributions from noncontrolling interests	—	—	—	—	—	—	—	8	8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(279)	(279)
Other	—	—	101	217	15	—	333	5	338
Balance, end of period	$485	$4,766	$(50,641)	$81,327	$20,320	$8,606	$64,863	$796	$65,659
See accompanying Notes to Condensed Consolidated Financial Statements.

6	AIG | Third Quarter 2022 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$11,089	$5,817
Loss from discontinued operations	1	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net (gains) losses on sales of securities available for sale and other assets	737	(1,141)
Net gain on divestitures	(45)	(108)
Loss on extinguishment of debt	299	149
Unrealized gains in earnings - net	(2,738)	(1,295)
Equity in (income) loss from equity method investments, net of dividends or distributions	(159)	14
Depreciation and other amortization	3,918	3,590
Impairments of assets	12	19
Changes in operating assets and liabilities:
Insurance reserves	1,720	5,829
Premiums and other receivables and payables - net	(8,914)	(1,387)
Reinsurance assets, net	200	(1,739)
Capitalization of deferred policy acquisition costs	(3,704)	(3,858)
Current and deferred income taxes - net	2,424	497
Other, net	(822)	(623)
Total adjustments	(7,072)	(53)
Net cash provided by operating activities	4,018	5,764
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	17,296	19,211
Other securities	1,288	703
Other invested assets	2,239	3,298
Divestitures, net	—	137
Maturities of fixed maturity securities available for sale	14,702	26,424
Principal payments received on and sales of mortgage and other loans receivable	6,064	5,684
Purchases of:
Available for sale securities	(28,896)	(53,220)
Other securities	(3,198)	(128)
Other invested assets	(1,701)	(2,134)
Mortgage and other loans receivable	(9,824)	(6,156)
Net change in short-term investments	(1,599)	4,569
Other, net	1,364	(1,312)
Net cash used in investing activities	(2,265)	(2,924)
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	19,779	19,522
Policyholder contract withdrawals	(14,736)	(16,208)
Issuance of long-term debt	7,473	79
Issuance of debt of consolidated investment entities	849	3,458
Repayments of long-term debt	(7,649)	(3,451)
Repayments of debt of consolidated investment entities	(1,112)	(3,210)
Borrowings under delayed draw term loan agreement	1,502	—
Purchase of common stock	(4,398)	(1,651)
Dividends paid on preferred stock	(22)	(22)
Dividends paid on common stock	(746)	(819)
Other, net	(2,511)	(458)
Net cash used in financing activities	(1,571)	(2,760)
Effect of exchange rate changes on cash and restricted cash	(114)	(40)
Net increase in cash and restricted cash	69	40
Cash and restricted cash at beginning of year	2,427	3,230
Change in cash of held for sale assets	—	(436)
Cash and restricted cash at end of period	$2,496	$2,834

AIG | Third Quarter 2022 Form 10-Q	7

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)(continued)
Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Nine Months Ended September 30,
(in millions)	2022	2021
Cash	$2,294	$2,699
Restricted cash included in Short-term investments*	133	77
Restricted cash included in Other assets*	69	58
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$2,496	$2,834
Cash paid during the period for:
Interest	$734	$781
Taxes	$489	$737
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk transfer transactions	$—	$797
Fixed maturity securities received in connection with reinsurance transactions	$2	$58
Fixed maturity securities transferred in connection with reinsurance transactions	$(212)	$(734)
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$2,615	$2,691
Fee income debited to policyholder contract deposits included in financing activities	$(1,268)	$(1,267)
*Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to real estate.
See accompanying Notes to Condensed Consolidated Financial Statements.

8	AIG | Third Quarter 2022 Form 10-Q

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
Certain of our foreign subsidiaries included in the Condensed Consolidated Financial Statements report on the basis of a fiscal year ending November 30. The effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these Condensed Consolidated Financial Statements has been considered for adjustment and/or disclosure. In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein. Operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2022 and prior to the issuance of these Condensed Consolidated Financial Statements.
SALES/DISPOSALS OF ASSETS AND BUSINESSES
Separation of Life and Retirement Business and Relationship with Blackstone Inc.
On September 19, 2022, AIG closed on the initial public offering (IPO) of 80 million shares of Corebridge Financial, Inc. (Corebridge) common stock at a public offering price of $21.00 per share, representing 12.4 percent of Corebridge's common stock. Corebridge is the holding company for AIG’s Life and Retirement business. The aggregate gross proceeds of the offering to AIG, before deducting underwriting discounts and commissions and other expenses payable by AIG, were approximately $1.7 billion. After consideration of underwriting discounts, commissions and other related expenses payable by AIG, AIG recorded $608 million as an increase in AIG’s shareholder’s equity.
In November 2021, AIG and Blackstone Inc. (Blackstone) completed the acquisition by Blackstone of a 9.9 percent equity stake in Corebridge. Blackstone is required to hold its ownership interest in Corebridge following the completion of the separation of the Life and Retirement business, subject to exceptions permitting Blackstone to sell 25 percent, 67 percent and 75 percent of its shares after the first, second and third anniversaries, respectively, of Corebridge IPO (which will be September 19, 2023, 2024 and 2025, respectively), with the transfer restrictions terminating in full on the fifth anniversary of the IPO (September 19, 2027). In the event that the IPO of Corebridge was not completed prior to November 2, 2023, Blackstone had the right to require AIG to undertake the IPO, and in the event that the IPO had not been completed prior to November 2, 2024, Blackstone had the right to exchange all or a portion of its ownership interest in Corebridge for shares of AIG's common stock. As a result of the consummation of the IPO on September 19, 2022, this exchange right of Blackstone was terminated. Also in November 2021, Corebridge declared a dividend payable to AIG Parent in the amount of $8.3 billion. In connection with such dividend, Corebridge issued a promissory note to AIG Parent in the amount of $8.3 billion (the Intercompany Note). The Intercompany Note was repaid to AIG Parent prior to the IPO of Corebridge with the proceeds of (i) the issuance by Corebridge, on April 5, 2022, of senior unsecured notes in the aggregate principal amount of $6.5 billion, (ii) the issuance by Corebridge, on August 23, 2022, of $1.0 billion aggregate principal amount of 6.875% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2052, and (iii) a portion of the $1.5 billion borrowing under Corebridge's $1.5 billion 3-Year Delayed Draw Term Loan Agreement.
Following the IPO, AIG owns 77.7 percent of the outstanding common stock of Corebridge and continues to consolidate the assets, liabilities, and results of operations of Corebridge in AIG’s Condensed Consolidated Financial Statements. The portion of equity interest of Corebridge that AIG does not own is reflected as noncontrolling interest in AIG’s Condensed Consolidated Financial Statements.

AIG | Third Quarter 2022 Form 10-Q	9

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
Our Investment Management Agreements with BlackRock
On March 28, 2022, we announced entry into a binding letter of intent with BlackRock pursuant to which certain of our insurance company subsidiaries would enter into separate investment management agreements with BlackRock. Since that date, certain of our insurance company subsidiaries have entered into such investment management agreements, with the expectation that certain additional insurance company subsidiaries will enter into such investment management agreements over the coming months. We are in the process of transferring the management of up to $150 billion of our investments in liquid fixed income and certain private placement assets, including up to $90 billion of the Corebridge investment portfolio, to BlackRock under such investment management agreements, and anticipate completing the transfer of a majority of such assets by the end of 2022.
Sale of Certain AIG Life and Retirement Retail Mutual Funds Business
On February 8, 2021, AIG announced the execution of a definitive agreement with Touchstone Investments (Touchstone), an indirect wholly-owned subsidiary of Western & Southern Financial Group, to sell certain assets of Life and Retirement’s Retail Mutual Funds business. This sale consisted of the reorganization of twelve of the retail mutual funds managed by SunAmerica Asset Management, LLC (SAAMCo), a Life and Retirement entity, into certain Touchstone funds. The transaction closed on July 16, 2021, at which time we received initial proceeds and the twelve retail mutual funds managed by SAAMCo, with $6.8 billion in assets, were reorganized into Touchstone funds. Additional consideration may be earned over a three-year period based on asset levels in certain reorganized funds. Six retail mutual funds managed by SAAMCo and not included in the transaction were liquidated. We will retain our fund management platform and capabilities dedicated to our variable annuity insurance products.
DEBT CASH TENDER OFFERS AND REDEMPTIONS
In the nine months ended September 30, 2022, we repurchased, through cash tender offers, and redeemed $7.6 billion aggregate principal amount of certain notes and debentures issued or guaranteed by AIG, for an aggregate purchase price of $7.8 billion, resulting in a total loss on extinguishment of debt of $299 million.
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

10	AIG | Third Quarter 2022 Form 10-Q

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

AIG | Third Quarter 2022 Form 10-Q	11

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
Troubled Debt Restructuring and Vintage Disclosures
In March 2022, the FASB issued an accounting standard update that eliminates the accounting guidance for troubled debt restructurings for creditors and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The standard also updates the requirements for accounting for credit losses by adding enhanced disclosures for creditors related to loan refinancings and restructurings for borrowers experiencing financial difficulty. Because the Company has already adopted the current expected credit loss model, the amendments in this standard are effective for fiscal years beginning after December 15, 2022, including interim periods within those years. We do not expect the standard to have a material impact on our reported consolidated financial condition, results of operations, cash flows or required disclosures.
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

12	AIG | Third Quarter 2022 Form 10-Q

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

AIG | Third Quarter 2022 Form 10-Q	13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

The following table presents AIG’s continuing operations by operating segment:

Three Months Ended September 30,	2022			2021
(in millions)	Adjusted Revenues	Adjusted Pre-tax Income (Loss)		Adjusted Revenues	Adjusted Pre-tax Income (Loss)
General Insurance
North America	$3,140	$(439)	(a)	$2,907	$(166)	(a)
International	3,267	607	(a)	3,516	186	(a)
Net investment income	582	582		791	791
Total General Insurance	6,989	750		7,214	811
Life and Retirement
Individual Retirement	1,312	200		1,560	292
Group Retirement	680	183		832	316
Life Insurance	1,234	123		1,211	134
Institutional Markets	1,110	83		841	135
Total Life and Retirement	4,336	589		4,444	877
Other Operations
Other Operations before consolidation and eliminations	126	(467)		301	(370)
Consolidation and eliminations	(152)	(147)		(206)	(192)
Total Other Operations	(26)	(614)		95	(562)
Total	11,299	725		11,753	1,126
Reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	14	6		14	26
Changes in benefit reserves and DAC, VOBA and DSI related to net realized gains (losses)	—	(28)		—	9
Changes in the fair value of equity securities	16	16		(45)	(45)
Other income (expense) - net	(7)	—		(6)	—
Loss on extinguishment of debt	—	—		—	(51)
Net investment income on Fortitude Re funds withheld assets	155	155		495	495
Net realized gains (losses) on Fortitude Re funds withheld assets	(86)	(86)		190	190
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	1,757	1,757		(209)	(209)
Net realized gains(b)	1,446	1,449		643	652
Net gain on divestitures	—	6		—	102
Non-operating litigation reserves and settlements	8	3		—	(3)
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	62		—	115
Net loss reserve discount charge	—	(10)		—	(72)
Pension expense related to a one-time lump sum payment to former employees	—	—		—	(27)
Integration and transaction costs associated with acquiring or divesting businesses	—	(52)		—	(11)
Restructuring and other costs	—	(147)		—	(104)
Non-recurring costs related to regulatory or accounting changes	—	(9)		—	(17)
Revenues and pre-tax income	$14,602	$3,847		$12,835	$2,176

14	AIG | Third Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Nine Months Ended September 30,	2022			2021
(in millions)	Adjusted Revenues	Adjusted Pre-tax Income (Loss)		Adjusted Revenues	Adjusted Pre-tax Income (Loss)
General Insurance
North America	$8,901	$223	(a)	$7,980	$(199)	(a)
International	10,148	1,190	(a)	10,524	755	(a)
Net investment income	1,805	1,805		2,294	2,294
Total General Insurance	20,854	3,218		20,798	2,850
Life and Retirement
Individual Retirement	3,985	788		4,556	1,441
Group Retirement	2,106	572		2,458	970
Life Insurance	3,820	231		3,839	114
Institutional Markets	2,445	285		2,617	417
Total Life and Retirement	12,356	1,876		13,470	2,942
Other Operations
Other Operations before consolidation and eliminations	627	(1,086)		884	(1,240)
AIG consolidation and eliminations	(424)	(410)		(511)	(462)
Total Other Operations	203	(1,496)		373	(1,702)
Total	33,413	3,598		34,641	4,090
Reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	41	29		46	61
Changes in benefit reserves and DAC, VOBA and DSI related to net realized gains (losses)	—	(429)		—	(74)
Changes in the fair value of equity securities	(41)	(41)		(36)	(36)
Other income (expense) - net	(23)	—		(14)	—
Loss on extinguishment of debt	—	(299)		—	(149)
Net investment income on Fortitude Re funds withheld assets	634	634		1,488	1,488
Net realized gains (losses) on Fortitude Re funds withheld assets	(312)	(312)		536	536
Net realized gains on Fortitude Re funds withheld embedded derivative	7,851	7,851		117	117
Net realized gains(b)	3,242	3,257		1,192	1,220
Net gain on divestitures	—	45		—	108
Non-operating litigation reserves and settlements	46	41		—	(3)
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	206		—	199
Net loss reserve discount charge	—	(4)		—	(62)
Pension expense related to a one-time lump sum payment to former employees	—	—		—	(27)
Integration and transaction costs associated with acquiring or divesting businesses	—	(136)		—	(55)
Restructuring and other costs	—	(415)		—	(304)
Non-recurring costs related to regulatory or accounting changes	—	(22)		—	(58)
Revenues and pre-tax income	$44,851	$14,003		$37,970	$7,051
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

AIG | Third Quarter 2022 Form 10-Q	15

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

16	AIG | Third Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

September 30, 2022	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$5	$7,945	$—	$—	$—	$7,950
Obligations of states, municipalities and political subdivisions	—	11,077	814	—	—	11,891
Non-U.S. governments	111	12,887	9	—	—	13,007
Corporate debt	—	129,419	3,917	—	—	133,336
RMBS	—	10,626	7,881	—	—	18,507
CMBS	—	13,125	806	—	—	13,931
CDO/ABS	—	9,362	11,783	—	—	21,145
Total bonds available for sale	116	194,441	25,210	—	—	219,767
Other bond securities:
U.S. government and government sponsored entities	—	1,565	—	—	—	1,565
Obligations of states, municipalities and political subdivisions	—	111	—	—	—	111
Non-U.S. governments	—	64	—	—	—	64
Corporate debt	—	1,485	549	—	—	2,034
RMBS	—	130	211	—	—	341
CMBS	—	362	29	—	—	391
CDO/ABS	—	369	2,256	—	—	2,625
Total other bond securities	—	4,086	3,045	—	—	7,131
Equity securities	481	93	34	—	—	608
Other invested assets(b)	—	130	1,958	—	—	2,088
Derivative assets(c):
Interest rate contracts	4	3,142	210	—	—	3,356
Foreign exchange contracts	—	2,788	—	—	—	2,788
Equity contracts	14	392	159	—	—	565
Commodity contracts	—	18	—	—	—	18
Credit contracts	—	—	1	—	—	1
Other contracts	—	—	16	—	—	16
Counterparty netting and cash collateral	—	—	—	(3,170)	(3,181)	(6,351)
Total derivative assets	18	6,340	386	(3,170)	(3,181)	393
Short-term investments	3,405	1,939	—	—	—	5,344
Other assets(c)	—	—	107	—	—	107
Separate account assets	77,683	3,619	—	—	—	81,302
Total	$81,703	$210,648	$30,740	$(3,170)	$(3,181)	$316,740
Liabilities:
Policyholder contract deposits	$—	$37	$6,348	$—	$—	$6,385
Derivative liabilities(c):
Interest rate contracts	—	4,856	—	—	—	4,856
Foreign exchange contracts	—	726	1	—	—	727
Equity contracts	4	76	4	—	—	84
Credit contracts	—	10	32	—	—	42
Counterparty netting and cash collateral	—	—	—	(3,170)	(2,263)	(5,433)
Total derivative liabilities	4	5,668	37	(3,170)	(2,263)	276
Fortitude Re funds withheld payable	—	—	(2,505)	—	—	(2,505)
Long-term debt	—	1,613	—	—	—	1,613
Total	$4	$7,318	$3,880	$(3,170)	$(2,263)	$5,769

AIG | Third Quarter 2022 Form 10-Q	17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

December 31, 2021	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$2,553	$5,641	$—	$—	$—	$8,194
Obligations of states, municipalities and political subdivisions	—	13,096	1,431	—	—	14,527
Non-U.S. governments	9	16,314	7	—	—	16,330
Corporate debt	—	172,967	2,641	—	—	175,608
RMBS	—	16,909	10,378	—	—	27,287
CMBS	—	14,619	1,190	—	—	15,809
CDO/ABS	—	8,232	11,215	—	—	19,447
Total bonds available for sale	2,562	247,778	26,862	—	—	277,202
Other bond securities:
U.S. government and government sponsored entities	—	1,750	—	—	—	1,750
Obligations of states, municipalities and political subdivisions	—	97	—	—	—	97
Non-U.S. governments	—	76	—	—	—	76
Corporate debt	—	916	134	—	—	1,050
RMBS	—	215	196	—	—	411
CMBS	—	280	35	—	—	315
CDO/ABS	—	247	2,332	—	—	2,579
Total other bond securities	—	3,581	2,697	—	—	6,278
Equity securities	669	64	6	—	—	739
Other invested assets (b)	—	138	1,948	—	—	2,086
Derivative assets(c):
Interest rate contracts	—	3,873	—	—	—	3,873
Foreign exchange contracts	—	1,188	1	—	—	1,189
Equity contracts	7	224	450	—	—	681
Commodity contracts	—	4	—	—	—	4
Credit contracts	—	—	1	—	—	1
Other contracts	—	—	13	—	—	13
Counterparty netting and cash collateral	—	—	—	(2,779)	(2,139)	(4,918)
Total derivative assets	7	5,289	465	(2,779)	(2,139)	843
Short-term investments	2,584	1,842	—	—	—	4,426
Other assets(c)	—	—	114	—	—	114
Separate account assets	105,221	3,890	—	—	—	109,111
Total	$111,043	$262,582	$32,092	$(2,779)	$(2,139)	$400,799
Liabilities:
Policyholder contract deposits	$—	$54	$9,682	$—	$—	$9,736
Derivative liabilities(c):
Interest rate contracts	1	3,632	—	—	—	3,633
Foreign exchange contracts	—	721	—	—	—	721
Equity contracts	1	46	6	—	—	53
Credit contracts	—	16	31	—	—	47
Counterparty netting and cash collateral	—	—	—	(2,779)	(1,089)	(3,868)
Total derivative liabilities	2	4,415	37	(2,779)	(1,089)	586
Fortitude Re funds withheld payable	—	—	5,922	—	—	5,922
Long-term debt	—	1,871	—	—	—	1,871
Total	$2	$6,340	$15,641	$(2,779)	$(1,089)	$18,115
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $9.8 billion and $8.4 billion as of September 30, 2022 and December 31, 2021, respectively.
(c)Presented as part of Other assets and Other liabilities on the Condensed Consolidated Balance Sheets.

18	AIG | Third Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three- and nine-month periods ended September 30, 2022 and 2021 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at September 30, 2022 and 2021:

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended September 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$957	$(1)	$(106)	$(29)	$—	$(7)	$—	$814	$—	$(167)
Non-U.S. governments	9	—	—	(1)	1	—	—	9	—	—
Corporate debt	2,483	(31)	(53)	(100)	1,781	(163)	—	3,917	—	(55)
RMBS	8,352	101	(267)	(299)	2	(8)	—	7,881	—	(39)
CMBS	871	(1)	(31)	(33)	12	(12)	—	806	—	(50)
CDO/ABS	11,696	(25)	(454)	523	366	(323)	—	11,783	—	(557)
Total bonds available for sale	24,368	43	(911)	61	2,162	(513)	—	25,210	—	(868)
Other bond securities:
Corporate Debt	461	(5)	—	66	28	(1)	—	549	(7)	—
RMBS	192	(7)	—	26	—	—	—	211	(8)	—
CMBS	32	(3)	—	—	—	—	—	29	(3)	—
CDO/ABS	2,442	(25)	—	(158)	12	(15)	—	2,256	(92)	—
Total other bond securities	3,127	(40)	—	(66)	40	(16)	—	3,045	(110)	—
Equity securities	12	(1)	—	8	15	—	—	34	—	—
Other invested assets	2,008	62	(25)	(45)	—	(42)	—	1,958	20	—
Other assets	107	—	—	—	—	—	—	107	—	—
Total	$29,622	$64	$(936)	$(42)	$2,217	$(571)	$—	$30,354	$(90)	$(868)
(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$6,957	$(936)	$—	$327	$—	$—	$—	$6,348	$949	$—
Derivative liabilities, net:
Interest rate contracts	(143)	37	—	(110)	—	6	—	(210)	30	—
Foreign exchange contracts	1	—	—	—	—	—	—	1	—	—
Equity contracts	(149)	88	—	(94)	—	—	—	(155)	(89)	—
Credit contracts	32	1	—	(2)	—	—	—	31	—	—
Other contracts	(16)	(16)	—	16	—	—	—	(16)	17	—
Total derivative liabilities, net(a)	(275)	110	—	(190)	—	6	—	(349)	(42)	—
Fortitude Re funds withheld payable	(638)	(1,757)	—	(110)	—	—	—	(2,505)	1,791	—
Total	$6,044	$(2,583)	$—	$27	$—	$6	$—	$3,494	$2,698	$—

AIG | Third Quarter 2022 Form 10-Q	19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended September 30, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,939	$6	$(9)	$(7)	$—	$(61)	$(62)	$1,806	$—	$—
Non-U.S. governments	10	—	—	—	—	(3)	—	7	—	—
Corporate debt	2,773	(1)	2	(173)	57	(12)	—	2,646	—	—
RMBS	11,085	118	(8)	(86)	8	(19)	—	11,098	—	—
CMBS	1,082	4	(6)	(13)	—	(42)	—	1,025	—	—
CDO/ABS	9,318	22	(41)	180	64	(356)	—	9,187	—	—
Total bonds available for sale	26,207	149	(62)	(99)	129	(493)	(62)	25,769	—	—
Other bond securities:
RMBS	113	2	—	(8)	—	—	—	107	—	—
CMBS	46	(1)	—	(9)	—	—	—	36	—	—
CDO/ABS	2,279	40	—	(134)	—	—	—	2,185	—	—
Total other bond securities	2,438	41	—	(151)	—	—	—	2,328	—	—
Equity securities	4	—	1	(1)	1	—	—	5	—	—
Other invested assets	2,099	161	(3)	(351)	—	—	—	1,906	141	—
Other assets	113	—	—	1	—	—	—	114	—	—
Total	$30,861	$351	$(64)	$(601)	$130	$(493)	$(62)	$30,122	$141	$—
(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$9,020	$(26)	$—	$279	$—	$—	$—	$9,273	$362	$—
Derivative liabilities, net:
Interest rate contracts	(1)	(2)	—	2	—	—	—	(1)	2	—
Foreign exchange contracts	(1)	(1)	—	1	—	—	—	(1)	1	—
Equity contracts	(357)	99	—	(50)	—	1	—	(307)	(90)	—
Credit contracts	43	—	—	(2)	—	—	—	41	1	—
Other contracts	(10)	(17)	—	16	—	—	—	(11)	16	—
Total derivative liabilities, net(a)	(326)	79	—	(33)	—	1	—	(279)	(70)	—
Fortitude Re funds withheld payable	5,317	209	—	(93)	—	—	—	5,433	414	—
Total	$14,011	$262	$—	$153	$—	$1	$—	$14,427	$706	$—

20	AIG | Third Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Nine Months Ended September 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,431	$1	$(534)	$(94)	$17	$(7)	$—	$814	$—	$(319)
Non-U.S. governments	7	—	—	(1)	3	—	—	9	—	—
Corporate debt	2,641	(57)	(204)	(137)	2,163	(489)	—	3,917	—	(183)
RMBS	10,378	323	(1,210)	(1,173)	2	(439)	—	7,881	—	(704)
CMBS	1,190	12	(144)	84	12	(348)	—	806	—	(143)
CDO/ABS	11,215	(6)	(1,457)	2,174	1,830	(1,973)	—	11,783	—	(1,486)
Total bonds available for sale	26,862	273	(3,549)	853	4,027	(3,256)	—	25,210	—	(2,835)
Other bond securities:
Corporate Debt	134	(9)	—	190	250	(16)	—	549	(8)	—
RMBS	196	(25)	—	40	—	—	—	211	(28)	—
CMBS	35	(6)	—	—	—	—	—	29	(6)	—
CDO/ABS	2,332	(274)	—	194	75	(71)	—	2,256	(414)	—
Total other bond securities	2,697	(314)	—	424	325	(87)	—	3,045	(456)	—
Equity securities	6	(1)	—	14	15	—	—	34	—	—
Other invested assets	1,948	307	(52)	(83)	47	(209)	—	1,958	316	—
Other assets	114	—	—	(7)	—	—	—	107	—	—
Total	$31,627	$265	$(3,601)	$1,201	$4,414	$(3,552)	$—	$30,354	$(140)	$(2,835)
(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$9,682	$(4,055)	$—	$721	$—	$—	$—	$6,348	$4,302	$—
Derivative liabilities, net:
Interest rate contracts	—	48	—	(183)	(81)	6	—	(210)	27	—
Foreign exchange contracts	(1)	1	—	1	—	—	—	1	(1)	—
Equity contracts	(444)	478	—	(188)	—	(1)	—	(155)	(272)	—
Credit contracts	30	3	—	(2)	—	—	—	31	—	—
Other contracts	(13)	(48)	—	45	—	—	—	(16)	49	—
Total derivative liabilities, net(a)	(428)	482	—	(327)	(81)	5	—	(349)	(197)	—
Fortitude Re funds withheld payable	5,922	(7,851)	—	(576)	—	—	—	(2,505)	8,107	—
Total	$15,176	$(11,424)	$—	$(182)	$(81)	$5	$—	$3,494	$12,212	$—

AIG | Third Quarter 2022 Form 10-Q	21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Nine Months Ended September 30, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$2,105	$14	$(40)	$(125)	$—	$(86)	$(62)	$1,806	$—	$225
Non-U.S. governments	5	—	(1)	1	5	(3)	—	7	—	—
Corporate debt	2,349	12	9	35	452	(211)	—	2,646	—	(106)
RMBS	11,694	435	17	(977)	8	(79)	—	11,098	—	934
CMBS	922	20	(39)	245	56	(179)	—	1,025	—	(45)
CDO/ABS	9,814	37	(11)	(358)	902	(1,197)	—	9,187	—	425
Total bonds available for sale	26,889	518	(65)	(1,179)	1,423	(1,755)	(62)	25,769	—	1,433
Other bond securities:
RMBS	139	6	—	(38)	—	—	—	107	(86)	—
CMBS	47	(2)	—	(15)	6	—	—	36	2	—
CDO/ABS	2,512	74	—	(401)	—	—	—	2,185	235	—
Total other bond securities	2,698	78	—	(454)	6	—	—	2,328	151	—
Equity securities	51	11	1	(124)	77	(11)	—	5	3	—
Other invested assets	1,827	417	(10)	(328)	—	—	—	1,906	386	—
Other assets	113	—	—	1	—	—	—	114	—	—
Total	$31,578	$1,024	$(74)	$(2,084)	$1,506	$(1,766)	$(62)	$30,122	$540	$1,433
(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$9,798	$(923)	$—	$398	$—	$—	$—	$9,273	$1,914	$—
Derivative liabilities, net:
Interest rate contracts	—	(4)	—	3	—	—	—	(1)	4	—
Foreign exchange contracts	(2)	—	—	1	—	—	—	(1)	—	—
Equity contracts	(151)	2	—	(204)	—	46	—	(307)	(58)	—
Credit contracts	42	7	—	(8)	—	—	—	41	2	—
Other contracts	(8)	(50)	—	47	—	—	—	(11)	50	—
Total derivative liabilities, net(a)	(119)	(45)	—	(161)	—	46	—	(279)	(2)	—
Fortitude Re funds withheld payable	6,042	(117)	—	(492)	—	—	—	5,433	1,917	—
Total	$15,721	$(1,085)	$—	$(255)	$—	$46	$—	$14,427	$3,829	$—
(a)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

22	AIG | Third Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Net Investment Income	Net Realized Gains (Losses)	Other Income	Total
Three Months Ended September 30, 2022
Assets:
Bonds available for sale	$106	$(63)	$—	$43
Other bond securities	(40)	—	—	(40)
Equity securities	(1)	—	—	(1)
Other invested assets	62	—	—	62
Three Months Ended September 30, 2021
Assets:
Bonds available for sale	$155	$(6)	$—	$149
Other bond securities	41	—	—	41
Other invested assets	165	(4)	—	161
Nine Months Ended September 30, 2022
Assets:
Bonds available for sale	$412	$(139)	$—	$273
Other bond securities	(314)	—	—	(314)
Equity securities	(1)	—	—	(1)
Other invested assets	307	—	—	307
Nine Months Ended September 30, 2021
Assets:
Bonds available for sale	$503	$15	$—	$518
Other bond securities	78	—	—	78
Equity securities	11	—	—	11
Other invested assets	406	11	—	417
(in millions)	Net Investment Income	Net Realized (Gains) Losses	Other Income	Total
Three Months Ended September 30, 2022
Liabilities:
Policyholder contract deposits*	$—	$(936)	$—	$(936)
Derivative liabilities, net	—	127	(17)	110
Fortitude Re funds withheld payable	—	(1,757)	—	(1,757)
Three Months Ended September 30, 2021
Liabilities:
Policyholder contract deposits*	$—	$(26)	$—	$(26)
Derivative liabilities, net	—	93	(14)	79
Fortitude Re funds withheld payable	—	209	—	209
Nine Months Ended September 30, 2022
Liabilities:
Policyholder contract deposits*	$—	$(4,055)	$—	$(4,055)
Derivative liabilities, net	—	527	(45)	482
Fortitude Re funds withheld payable	—	(7,851)	—	(7,851)
Nine Months Ended September 30, 2021
Liabilities:
Policyholder contract deposits*	$—	$(923)	$—	$(923)
Derivative liabilities, net	—	(2)	(43)	(45)
Fortitude Re funds withheld payable	—	(117)	—	(117)
*Primarily embedded derivatives.

AIG | Third Quarter 2022 Form 10-Q	23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three- and nine-month periods ended September 30, 2022 and 2021 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Three Months Ended September 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$5	$—	$(34)	$(29)
Corporate debt	31	(49)	(82)	(100)
RMBS	56	—	(355)	(299)
CMBS	27	—	(60)	(33)
CDO/ABS	581	(22)	(36)	523
Total bonds available for sale	700	(71)	(568)	61
Other bond securities:
Corporate debt	2	—	64	66
RMBS	31	—	(5)	26
CDO/ABS	65	(123)	(100)	(158)
Total other bond securities	98	(123)	(41)	(66)
Equity securities	8	—	—	8
Other invested assets	53	—	(98)	(45)
Other assets	—	—	—	—
Total	$859	$(194)	$(707)	$(42)
Liabilities:
Policyholder contract deposits	$—	$294	$33	$327
Derivative liabilities, net	(243)	3	50	(190)
Fortitude Re funds withheld payable	—	—	(110)	(110)
Total	$(243)	$297	$(27)	$27
Three Months Ended September 30, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$40	$(16)	$(31)	$(7)
Non-U.S. governments	—	—	—	—
Corporate debt	23	(61)	(135)	(173)
RMBS	704	(164)	(626)	(86)
CMBS	7	(3)	(17)	(13)
CDO/ABS	849	—	(669)	180
Total bonds available for sale	1,623	(244)	(1,478)	(99)
Other bond securities:
RMBS	—	(2)	(6)	(8)
CMBS	—	(9)	—	(9)
CDO/ABS	—	—	(134)	(134)
Total other bond securities	—	(11)	(140)	(151)
Equity securities	—	—	(1)	(1)
Other invested assets	32	—	(383)	(351)
Other assets	—	—	1	1
Total	$1,655	$(255)	$(2,001)	$(601)
Liabilities:
Policyholder contract deposits	$—	$214	$65	$279
Derivative liabilities, net	(75)	2	40	(33)
Fortitude Re funds withheld payable	—	—	(93)	(93)
Total	$(75)	$216	$12	$153

24	AIG | Third Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Nine Months Ended September 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$6	$(64)	$(36)	$(94)
Corporate debt	54	(49)	(142)	(137)
RMBS	341	—	(1,514)	(1,173)
CMBS	173	—	(89)	84
CDO/ABS	2,712	(22)	(516)	2,174
Total bonds available for sale	3,286	(135)	(2,298)	853
Other bond securities:
Corporate debt	26	—	164	190
RMBS	62	—	(22)	40
CDO/ABS	681	(123)	(364)	194
Total other bond securities	769	(123)	(222)	424
Equity securities	13	—	1	14
Other invested assets	570	—	(653)	(83)
Other assets	—	—	(7)	(7)
Total	$4,638	$(258)	$(3,179)	$1,201
Liabilities:
Policyholder contract deposits	$—	$761	$(40)	$721
Derivative liabilities, net	(492)	6	159	(327)
Fortitude Re funds withheld payable	—	—	(576)	(576)
Total	$(492)	$767	$(457)	$(182)
Nine Months Ended September 30, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$51	$(59)	$(117)	$(125)
Non-U.S. governments	1	—	—	1
Corporate Debt	976	(94)	(847)	35
RMBS	1,186	(279)	(1,884)	(977)
CMBS	297	(3)	(49)	245
CDO/ABS	2,005	70	(2,433)	(358)
Total bonds available for sale	4,516	(365)	(5,330)	(1,179)
Other bond securities:
RMBS	1	(11)	(28)	(38)
CMBS	—	(15)	—	(15)
CDO/ABS	—	(39)	(362)	(401)
Total other bond securities	1	(65)	(390)	(454)
Equity securities	—	(3)	(121)	(124)
Other invested assets	424	—	(752)	(328)
Other assets	—	—	1	1
Total	$4,941	$(433)	$(6,592)	$(2,084)
Liabilities:
Policyholder contract deposits	$—	$607	$(209)	$398
Derivative liabilities, net	(198)	4	33	(161)
Fortitude Re funds withheld payable	—	—	(492)	(492)
Total	$(198)	$611	$(668)	$(255)
(a)There were no issuances during the three- and nine-month periods ended September 30, 2022 and 2021.

AIG | Third Quarter 2022 Form 10-Q	25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2022 and 2021 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excludes $(25) million and $(98) million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three- and nine-month periods ended September 30, 2022, respectively, and includes $(36) million and $(122) million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three- and nine-month periods ended September 30, 2022, respectively.
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
Transfers of Level 3 Assets
During the three- and nine-month periods ended September 30, 2022 and 2021, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the three- and nine-month periods ended September 30, 2022 and 2021, transfers out of Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS, CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
Transfers of Level 3 Liabilities
During the nine-month period ended September 30, 2022, transfers of derivatives into Level 3 were primarily due to increased long-dated European swaption activity with Secured Overnight Financing Rate tenors. There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three- and nine-month periods ended September 30, 2021.

26	AIG | Third Quarter 2022 Form 10-Q

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

(in millions)	Fair Value at September 30, 2022	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$815	Discounted cash flow	Yield	5.08% - 6.07% (5.57%)
Corporate debt	2,059	Discounted cash flow	Yield	3.42% - 14.51% (7.92%)
RMBS(a)	5,530	Discounted cash flow	Constant prepayment rate	4.78% - 10.05% (7.42%)
			Loss severity	44.65% - 76.04% (60.35%)
			Constant default rate	0.87% - 2.79% (1.83%)
			Yield	5.58% - 7.22% (6.40%)
CDO/ABS(a)	8,802	Discounted cash flow	Yield	5.72% - 7.99% (6.85%)
CMBS	553	Discounted cash flow	Yield	5.16% - 9.47% (7.31%)
Liabilities(d):
Embedded derivatives within Policyholder contract deposits:
Variable annuity guaranteed minimum withdrawal benefits (GMWB)	698	Discounted cash flow	Equity volatility	6.05% - 48.05%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	20.00% - 186.00%
			Mortality multiplier(e)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	10.00% - 30.00%
			NPA(f)	0.13% - 2.29%
Fixed Index annuities including certain GMWB	5,095	Discounted cash flow	Base lapse rate	0.50% - 50.00%
			Dynamic lapse multiplier	20.00% - 186.00%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	60.00% - 95.00%
			Option budget	0.00% - 5.00%
			Equity volatility	6.05% - 48.05%
			NPA(f)	0.13% - 2.29%
Indexed life	555	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			Equity volatility	6.20% - 26.11%
			NPA(f)	0.13% - 2.29%

AIG | Third Quarter 2022 Form 10-Q	27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2021	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$1,400	Discounted cash flow	Yield	2.74% - 3.33% (3.06%)
Corporate debt	1,561	Discounted cash flow	Yield	2.23% - 7.69% (4.96%)
RMBS(a)	9,916	Discounted cash flow	Constant prepayment rate	5.25% - 17.70% (11.47%)
			Loss severity	26.13% - 71.93% (49.03%)
			Constant default rate	1.15% - 5.85% (3.50%)
			Yield	1.69% - 3.97% (2.83%)
CDO/ABS(a)	8,229	Discounted cash flow	Yield	1.84% - 4.77% (3.31%)
CMBS	580	Discounted cash flow	Yield	1.50% - 5.01% (3.25%)
Liabilities(d):
Embedded derivatives within Policyholder contract deposits:
GMWB	2,472	Discounted cash flow	Equity volatility	5.95% - 46.65%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	20.00% - 186.00%
			Mortality multiplier(e)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(f)	0.01% - 1.40%
Fixed Index annuities including certain GMWB	6,445	Discounted cash flow	Base lapse rate	0.50% - 50.00%
			Dynamic lapse multiplier	20.00% - 186.00%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	60.00% - 95.00%
			Option budget	0.00% - 4.00%
			Equity volatility	5.95% - 46.65%
			NPA(f)	0.01% - 1.40%
Indexed life	765	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			Equity volatility	7.65% - 20.70%
			NPA(f)	0.01% - 1.40%
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
(g)The partial withdrawal utilization unobservable input range shown applies only to policies with guaranteed minimum withdrawal benefit riders that are accounted for as an embedded derivative. The total embedded derivative liability at September 30, 2022 and December 31, 2021 was approximately $920 million and $1.2 billion, respectively. The remaining guaranteed minimum riders on the fixed index annuities are valued under the accounting guidance for certain nontraditional long-duration contracts.
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

28	AIG | Third Quarter 2022 Form 10-Q

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

AIG | Third Quarter 2022 Form 10-Q	29

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

		September 30, 2022		December 31, 2021
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$3,114	$2,534	$2,768	$1,798
Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	1,870	778	904	487
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	265	189	252	201
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	774	63	914	82
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	577	230	534	354
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi- strategy, and other strategies	1,626	384	1,216	408
Total private equity funds		8,226	4,178	6,588	3,330
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	282	—	466	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	383	—	432	—
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	443	—	516	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	417	5	416	—
Total hedge funds		1,525	5	1,830	—
Total		$9,751	$4,183	$8,418	$3,330
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

30	AIG | Third Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended September 30,		Gain (Loss) Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Assets:
Other bond securities(a)	$(241)	$35	$(915)	$32
Alternative investments(b)	(57)	403	174	1,248
Liabilities:
Long-term debt(c)	69	6	240	39
Total gain (loss)	$(229)	$444	$(501)	$1,319
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
The following table presents the difference between fair value and the aggregate contractual principal amount of long-term debt for which the fair value option was elected:

	September 30, 2022			December 31, 2021
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference
Liabilities:
Long-term debt*	$1,613	$1,451	$162	$1,871	$1,405	$466
*Includes GIAs, notes, bonds, loans and mortgages payable.
FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Level 1	Level 2	Level 3	Total	2022	2021	2022	2021
September 30, 2022
Other investments	$—	$—	$17	$17	$11	$—	$11	$6
Other assets	—	—	—	—	—	13	—	13
Total	$—	$—	$17	$17	$11	$13	$11	$19
December 31, 2021
Other investments	$—	$—	$104	$104
Total	$—	$—	$104	$104
In addition to the assets presented in the table above, AIG had $170 million of loans held for sale which are carried at fair value at September 30, 2022. There is no associated impairment charge.

AIG | Third Quarter 2022 Form 10-Q	31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2022
Assets:
Mortgage and other loans receivable	$—	$56	$44,341	$44,397	$47,954
Other invested assets	—	869	6	875	871
Short-term investments	—	9,319	—	9,319	9,319
Cash	2,294	—	—	2,294	2,294
Other assets	57	12	—	69	69
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	132	138,398	138,530	138,255
Fortitude Re funds withheld payable	—	—	32,929	32,929	32,929
Other liabilities	—	207	—	207	207
Short-term and long-term debt	—	19,054	273	19,327	22,895
Debt of consolidated investment entities	—	3,039	2,713	5,752	5,924
Separate account liabilities - investment contracts	—	77,070	—	77,070	77,070
December 31, 2021
Assets:
Mortgage and other loans receivable	$—	$82	$47,947	$48,029	$46,033
Other invested assets	—	871	6	877	878
Short-term investments	—	8,931	—	8,931	8,931
Cash	2,198	—	—	2,198	2,198
Other assets	21	11	—	32	32
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	169	142,974	143,143	133,043
Fortitude Re funds withheld payable	—	—	34,849	34,849	34,849
Other liabilities	—	3,704	—	3,704	3,704
Short-term and long-term debt	—	24,758	336	25,094	21,870
Debt of consolidated investment entities	—	3,077	3,313	6,390	6,422
Separate account liabilities - investment contracts	—	104,126	—	104,126	104,126

32	AIG | Third Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

5. Investments
SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost and fair value of our available for sale securities:

(in millions)	Amortized Cost	Allowance for Credit Losses(a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$8,609	$—	$20	$(679)	$7,950
Obligations of states, municipalities and political subdivisions	13,072	—	75	(1,256)	11,891
Non-U.S. governments	14,866	(9)	92	(1,942)	13,007
Corporate debt	157,955	(75)	1,024	(25,568)	133,336
Mortgage-backed, asset-backed and collateralized:
RMBS	19,174	(30)	908	(1,545)	18,507
CMBS	15,272	—	12	(1,353)	13,931
CDO/ABS	23,035	(1)	57	(1,946)	21,145
Total mortgage-backed, asset-backed and collateralized	57,481	(31)	977	(4,844)	53,583
Total bonds available for sale(b)	$251,983	$(115)	$2,188	$(34,289)	$219,767
December 31, 2021
Bonds available for sale:
U.S. government and government sponsored entities	$7,874	$—	$347	$(27)	$8,194
Obligations of states, municipalities and political subdivisions	12,760	—	1,782	(15)	14,527
Non-U.S. governments	15,858	—	719	(247)	16,330
Corporate debt	163,064	(89)	13,892	(1,259)	175,608
Mortgage-backed, asset-backed and collateralized:
RMBS	25,027	(9)	2,422	(153)	27,287
CMBS	15,333	—	555	(79)	15,809
CDO/ABS	19,294	—	276	(123)	19,447
Total mortgage-backed, asset-backed and collateralized	59,654	(9)	3,253	(355)	62,543
Total bonds available for sale(b)	$259,210	$(98)	$19,993	$(1,903)	$277,202
(a)Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in Other comprehensive income (loss).
(b)At September 30, 2022 and December 31, 2021, bonds available for sale held by us that were below investment grade or not rated totaled $22.4 billion or 10 percent and $27.0 billion or 10 percent, respectively.

AIG | Third Quarter 2022 Form 10-Q	33

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

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$6,560	$588	$947	$91	$7,507	$679
Obligations of states, municipalities and political subdivisions	9,854	1,225	144	31	9,998	1,256
Non-U.S. governments	8,824	1,387	2,382	529	11,206	1,916
Corporate debt	110,817	22,151	11,263	3,345	122,080	25,496
RMBS	10,909	1,362	513	96	11,422	1,458
CMBS	13,068	1,312	335	41	13,403	1,353
CDO/ABS	19,110	1,788	1,030	158	20,140	1,946
Total bonds available for sale	$179,142	$29,813	$16,614	$4,291	$195,756	$34,104
December 31, 2021
Bonds available for sale:
U.S. government and government sponsored entities	$3,696	$14	$447	$13	$4,143	$27
Obligations of states, municipalities and political subdivisions	714	11	57	4	771	15
Non-U.S. governments	4,644	115	1,324	132	5,968	247
Corporate debt	31,914	720	8,819	467	40,733	1,187
RMBS	5,362	102	1,154	46	6,516	148
CMBS	3,980	63	153	16	4,133	79
CDO/ABS	8,263	112	339	11	8,602	123
Total bonds available for sale	$58,573	$1,137	$12,293	$689	$70,866	$1,826
At September 30, 2022, we held 36,267 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 5,241 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2021, we held 15,029 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 2,644 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at September 30, 2022 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.

34	AIG | Third Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale
The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities Available for Sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
September 30, 2022
Due in one year or less	$8,048	$7,972
Due after one year through five years	50,823	48,051
Due after five years through ten years	44,127	38,775
Due after ten years	91,420	71,386
Mortgage-backed, asset-backed and collateralized	57,450	53,583
Total	$251,868	$219,767
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$123	$254	$348	$123	$406	$1,280	$1,098	$349
For the three- and nine-month periods ended September 30, 2022, the aggregate fair value of available for sale securities sold was $2.0 billion and $16.0 billion, respectively, which resulted in net realized gains (losses) of $(131) million and $(874) million, respectively. Included within the net realized gains (losses) are $(64) million and $(218) million of net realized gains (losses) for the three- and nine-month periods ended September 30, 2022, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.
For the three- and nine-month periods ended September 30, 2021, the aggregate fair value of available for sale securities sold was $6.7 billion and $19.1 billion, respectively, which resulted in net realized gains (losses) of $225 million and $749 million, respectively. Included within the net realized gains (losses) are $159 million and $549 million of net realized gains (losses) for the three- and nine-month periods ended September 30, 2021, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.

AIG | Third Quarter 2022 Form 10-Q	35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

(in millions)	September 30, 2022		December 31, 2021
	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$1,565	20%	$1,750	25%
Obligations of states, municipalities and political subdivisions	111	1	97	1
Non-U.S. governments	64	1	76	1
Corporate debt	2,034	26	1,050	15
Mortgage-backed, asset-backed and collateralized:
RMBS	341	4	411	6
CMBS	391	5	315	4
CDO/ABS and other collateralized	2,625	34	2,579	37
Total mortgage-backed, asset-backed and collateralized	3,357	43	3,305	47
Total fixed maturity securities	7,131	91	6,278	89
Equity securities	608	9	739	11
Total	$7,739	100%	$7,017	100%
OTHER INVESTED ASSETS
The following table summarizes the carrying amount of other invested assets:

(in millions)	September 30, 2022	December 31, 2021
Alternative investments(a)(b)	$11,625	$10,951
Investment real estate(c)	2,205	2,727
All other investments(d)	1,964	1,990
Total	$15,794	$15,668
(a)At September 30, 2022, included hedge funds of $1.5 billion and private equity funds of $10.1 billion. At December 31, 2021, included hedge funds of $2.0 billion, private equity funds of $8.9 billion.
(b)At September 30, 2022, approximately 56 percent of our hedge fund portfolio is available for redemption in 2022. The remaining 44 percent will be available for redemption between 2023 and 2028.
(c)Represents values net of accumulated depreciation. At September 30, 2022 and December 31, 2021, the accumulated depreciation was $774 million and $778 million, respectively.
(d)Includes AIG's ownership interest in Fortitude Group Holdings, LLC (FRL), which is recorded using the measurement alternative for equity securities. Our investment in FRL totaled $156 million and $100 million at September 30, 2022 and December 31, 2021, respectively.

36	AIG | Third Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

NET INVESTMENT INCOME
The following table presents the components of Net investment income:

Three Months Ended September 30,	2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$2,150	$256	$2,406	$2,173	$374	$2,547
Other fixed maturity securities(a)	(73)	(168)	(241)	32	3	35
Equity securities	16	—	16	(45)	—	(45)
Interest on mortgage and other loans	515	53	568	435	50	485
Alternative investments(b)	(49)	11	(38)	616	77	693
Real estate	14	—	14	99	—	99
Other investments(c)	83	11	94	41	1	42
Total investment income	2,656	163	2,819	3,351	505	3,856
Investment expenses	143	8	151	131	10	141
Net investment income	$2,513	$155	$2,668	$3,220	$495	$3,715

Nine Months Ended September 30,	2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$6,338	$824	$7,162	$6,481	$1,112	$7,593
Other fixed maturity securities(a)	(449)	(466)	(915)	23	9	32
Equity securities	(41)	—	(41)	(36)	—	(36)
Interest on mortgage and other loans	1,428	150	1,578	1,295	154	1,449
Alternative investments(b)	729	138	867	1,767	238	2,005
Real estate	46	—	46	215	—	215
Other investments(c)	277	14	291	162	3	165
Total investment income	8,328	660	8,988	9,907	1,516	11,423
Investment expenses	453	26	479	348	28	376
Net investment income	$7,875	$634	$8,509	$9,559	$1,488	$11,047
(a)Included in the three- and nine-month periods ended September 30, 2022 were income (loss) of $(57) million and $(208) million, respectively, related to fixed maturity securities measured at fair value that economically hedge liabilities described in (c) below. Included in the three- and nine-month periods ended September 30, 2021 were income (loss) of $(3) million and $(49) million, respectively, related to fixed maturity securities measured at fair value that economically hedge liabilities described in (c) below.
(b)Included income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.
(c)Included in the three- and nine-month periods ended September 30, 2022 were income (loss) of $62 million and $194 million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above. Included in the three- and nine-month periods ended September 30, 2021 were income (loss) of $9 million and $52 million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above.

AIG | Third Quarter 2022 Form 10-Q	37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

NET REALIZED GAINS AND LOSSES
The following table presents the components of Net realized gains (losses):

Three Months Ended September 30,	2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(67)	$(64)	$(131)	$66	$159	$225
Change in allowance for credit losses on fixed maturity securities	(1)	7	6	3	1	4
Change in allowance for credit losses on loans	(26)	(24)	(50)	22	3	25
Foreign exchange transactions	(244)	(22)	(266)	(127)	(9)	(136)
Variable annuity embedded derivatives, net of related hedges	441	—	441	(39)	—	(39)
All other derivatives and hedge accounting	1,240	(13)	1,227	317	(15)	302
Sales of alternative investments and real estate investments	137	32	169	336	52	388
Other	24	(2)	22	101	(1)	100
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	1,504	(86)	1,418	679	190	869
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	1,757	1,757	—	(209)	(209)
Net realized gains (losses)	$1,504	$1,671	$3,175	$679	$(19)	$660

Nine Months Ended September 30,	2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(656)	$(218)	$(874)	$200	$549	$749
Change in allowance for credit losses on fixed maturity securities	(101)	(34)	(135)	64	7	71
Change in allowance for credit losses on loans	(21)	(26)	(47)	130	6	136
Foreign exchange transactions	(489)	(46)	(535)	(37)	(6)	(43)
Variable annuity embedded derivatives, net of related hedges	1,401	—	1,401	(3)	—	(3)
All other derivatives and hedge accounting	3,149	(21)	3,128	332	(72)	260
Sales of alternative investments and real estate investments	160	35	195	393	53	446
Other	4	(2)	2	252	(1)	251
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	3,447	(312)	3,135	1,331	536	1,867
Net realized gains on Fortitude Re funds withheld embedded derivative	—	7,851	7,851	—	117	117
Net realized gains	$3,447	$7,539	$10,986	$1,331	$653	$1,984

38	AIG | Third Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(12,134)	$(2,065)	$(50,191)	$(7,863)
Other investments	—	—	(14)	(5)
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$(12,134)	$(2,065)	$(50,205)	$(7,868)
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other investments still held at the reporting date:

Three Months Ended September 30,	2022			2021
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$16	$(98)	$(82)	$(45)	$471	$426
Less: Net gains recognized during the period on equity securities and other investments sold during the period	26	13	39	8	23	31
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(10)	$(111)	$(121)	$(53)	$448	$395

Nine Months Ended September 30,	2022			2021
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$(41)	$306	$265	$(36)	$1,484	$1,448
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	119	(23)	96	(192)	38	(154)
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(160)	$329	$169	$156	$1,446	$1,602
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
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Three Months Ended September 30,	2022			2021
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Balance, beginning of period	$26	$149	$175	$10	$87	$97
Additions:
Securities for which allowance for credit losses were not previously recorded	6	25	31	—	20	20
Reductions:
Securities sold during the period	(1)	(45)	(46)	—	(21)	(21)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	—	(37)	(37)	(3)	(21)	(24)
Write-offs charged against the allowance	—	(7)	(7)	—	(6)	(6)
Other	(1)	—	(1)	—	—	—
Balance, end of period	$30	$85	$115	$7	$59	$66

AIG | Third Quarter 2022 Form 10-Q	39

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Nine Months Ended September 30,	2022			2021
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Balance, beginning of period	$8	$90	$98	$17	$169	$186
Additions:
Securities for which allowance for credit losses were not previously recorded	57	181	238	8	48	56
Reductions:
Securities sold during the period	(2)	(86)	(88)	(3)	(28)	(31)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	(32)	(71)	(103)	(15)	(112)	(127)
Write-offs charged against the allowance	—	(29)	(29)	—	(18)	(18)
Other	(1)	—	(1)	—	—	—
Balance, end of period	$30	$85	$115	$7	$59	$66
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
We did not purchase securities with more than insignificant credit deterioration since their origination during the nine-month periods ended September 30, 2022 and 2021.
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
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	September 30, 2022	December 31, 2021
Fixed maturity securities available for sale	$321	$3,583
At September 30, 2022 and December 31, 2021, amounts borrowed under repurchase and securities lending agreements totaled $408 million and $3.7 billion, respectively.

40	AIG | Third Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
September 30, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$—	$26	$50	$14	$—	$90
Non-U.S. governments	28	—	—	28	—	56
Corporate debt	175	—	—	—	—	175
Total	$203	$26	$50	$42	$—	$321

December 31, 2021
Bonds available for sale:
Non-U.S. governments	$48	$—	$—	$—	$—	$48
Corporate debt	128	61	22	—	—	211
Total	$176	$61	$22	$—	$—	$259
The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
September 30, 2022
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$—	$—	$—	$—	$—
Non-U.S. governments	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

December 31, 2021
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$—	$106	$—	$—	$106
Non-U.S. governments	—	—	43	—	—	43
Corporate debt	—	534	2,641	—	—	3,175
Total	$—	$534	$2,790	$—	$—	$3,324
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
The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	September 30, 2022	December 31, 2021
Securities collateral pledged to us	$265	$1,839
At September 30, 2022 and December 31, 2021, the carrying value of reverse repurchase agreements totaled $270 million and $1.9 billion, respectively.
We do not currently offset any secured financing transactions. All such transactions are collateralized and margined on a daily basis consistent with market standards and subject to enforceable master netting arrangements with rights of set off.

AIG | Third Quarter 2022 Form 10-Q	41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance contracts, was $11.4 billion and $13.5 billion at September 30, 2022 and December 31, 2021, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $239 million and $211 million of stock in FHLBs at September 30, 2022 and December 31, 2021, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $5.5 billion and $1.8 billion, respectively, at September 30, 2022 and $5.1 billion and $1.5 billion, respectively, at December 31, 2021.
Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $1.5 billion and $1.4 billion, at September 30, 2022 and December 31, 2021, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.
Investments held in escrow accounts or otherwise subject to restriction as to their use were $594 million and $514 million, comprised of bonds available for sale and short-term investments at September 30, 2022 and December 31, 2021, respectively.
Reinsurance transactions between AIG and Fortitude Re were structured as modco and loss portfolio transfer arrangements with funds withheld.

6. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	September 30, 2022	December 31, 2021
Commercial mortgages(a)	$35,824	$35,665
Residential mortgages	5,640	5,492
Life insurance policy loans	1,773	1,843
Commercial loans, other loans and notes receivable(b)	5,542	3,677
Total mortgage and other loans receivable	48,779	46,677
Allowance for credit losses(c)	(655)	(629)
Mortgage and other loans receivable, net	$48,124	$46,048
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 19 percent and 12 percent, respectively, at September 30, 2022 and 21 percent and 10 percent, respectively, at December 31, 2021).
(b)Includes loans held for sale which are carried at lower of cost or market and are collateralized primarily by apartments. As of September 30, 2022 and December 31, 2021, the net carrying value of these loans were $176 million and $15 million, respectively.
(c)Does not include allowance for credit losses of $87 million and $71 million, respectively, at September 30, 2022 and December 31, 2021, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of September 30, 2022, $6 million and $772 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status. As of December 31, 2021, $7 million and $226 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.

42	AIG | Third Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of September 30, 2022, accrued interest receivable was $13 million and $132 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2021, accrued interest receivable was $12 million and $126 million associated with residential mortgage loans and commercial mortgage loans, respectively.
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
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

September 30, 2022	2022	2021	2020	2019	2018	Prior	Total
(in millions)
>1.2X	$4,521	$2,318	$1,885	$5,056	$3,936	$11,491	$29,207
1.00 - 1.20X	425	712	504	424	382	1,443	3,890
<1.00X	—	—	21	52	1,026	1,628	2,727
Total commercial mortgages	$4,946	$3,030	$2,410	$5,532	$5,344	$14,562	$35,824

December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
(in millions)
>1.2X	$2,245	$1,662	$5,126	$3,926	$3,557	$10,796	$27,312
1.00 - 1.20X	574	1,019	700	1,138	136	1,929	5,496
<1.00X	1	27	71	925	41	1,792	2,857
Total commercial mortgages	$2,820	$2,708	$5,897	$5,989	$3,734	$14,517	$35,665
The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

September 30, 2022	2022	2021	2020	2019	2018	Prior	Total
(in millions)
Less than 65%	$4,225	$2,464	$2,171	$4,048	$3,667	$10,418	$26,993
65% to 75%	721	329	213	1,484	1,359	2,854	6,960
76% to 80%	—	237	—	—	—	99	336
Greater than 80%	—	—	26	—	318	1,191	1,535
Total commercial mortgages	$4,946	$3,030	$2,410	$5,532	$5,344	$14,562	$35,824

December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
(in millions)
Less than 65%	$2,286	$2,272	$4,149	$4,815	$2,892	$9,902	$26,316
65% to 75%	372	410	1,748	1,174	406	3,490	7,600
76% to 80%	—	—	—	—	188	274	462
Greater than 80%	162	26	—	—	248	851	1,287
Total commercial mortgages	$2,820	$2,708	$5,897	$5,989	$3,734	$14,517	$35,665
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 2.0X at period ended September 30, 2022 and 1.9X at period ended December 31, 2021. The debt service coverage ratios have been updated within the last three months. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 57 percent at both September 30, 2022 and December 31, 2021. The loan-to-value ratios have been updated within the last three months.

AIG | Third Quarter 2022 Form 10-Q	43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

The following table presents the credit quality performance indicators for commercial mortgages:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
September 30, 2022
Credit Quality Performance Indicator:
In good standing	620	$13,472	$9,785	$3,631	$5,597	$2,008	$368	$34,861	98%
Restructured(a)	11	—	456	140	—	137	—	733	2
90 days or less delinquent	1	—	157	—	—	—	—	157	—
>90 days delinquent or in process of foreclosure	3	—	30	43	—	—	—	73	—
Total(b)	635	$13,472	$10,428	$3,814	$5,597	$2,145	$368	$35,824	100%
Allowance for credit losses		$94	$275	84	72	30	9	$564	2%

December 31, 2021
Credit Quality Performance Indicator:
In good standing	636	$14,267	$9,695	$4,778	$3,858	$1,985	$432	$35,015	98%
Restructured(a)	8	—	354	25	—	136	—	515	2
90 days or less delinquent	—	—	—	—	—	—	—	—	—
>90 days delinquent or in process of foreclosure	5	—	81	54	—	—	—	135	—
Total(b)	649	$14,267	$10,130	$4,857	$3,858	$2,121	$432	$35,665	100%
Allowance for credit losses		$109	$247	$103	$47	$31	$8	$545	2%
(a)Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings, see Note 6 to the Consolidated Financial Statements in the 2021 Annual Report.
(b)Does not reflect allowance for credit losses.
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

September 30, 2022	2022	2021	2020	2019	2018	Prior	Total
(in millions)
FICO*:
780 and greater	$205	$2,233	$663	$237	$80	$574	$3,992
720 - 779	219	737	171	76	32	171	1,406
660 - 719	13	81	29	16	9	62	210
600 - 659	—	4	2	2	2	14	24
Less than 600	—	—	—	1	—	7	8
Total residential mortgages	$437	$3,055	$865	$332	$123	$828	$5,640

December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
(in millions)
FICO*:
780 and greater	$1,601	$691	$297	$107	$192	$501	$3,389
720 - 779	1,306	230	86	44	58	154	1,878
660 - 719	48	42	22	12	20	49	193
600 - 659	1	1	2	3	2	12	21
Less than 600	—	—	1	1	2	7	11
Total residential mortgages	$2,956	$964	$408	$167	$274	$723	$5,492
*Fair Isaac Corporation (FICO) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months.

44	AIG | Third Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

METHODOLOGY USED TO ESTIMATE THE ALLOWANCE FOR CREDIT LOSSES
For a discussion of our accounting policy for evaluating Mortgage and other loans receivable for impairment see Note 6 to the Consolidated Financial Statements in the 2021 Annual Report.
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a):

Three Months Ended September 30,	2022			2021
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of period	$525	$78	$603	$587	$114	$701
Loans charged off	—	—	—	(2)	—	(2)
Net charge-offs	—	—	—	(2)	—	(2)
Addition to (release of) allowance for loan losses	39	13	52	(28)	1	(27)
Reclassified to held for sale(b)	—	—	—	—	(31)	(31)
Allowance, end of period	$564	$91	$655	$557	$84	$641
Nine Months Ended September 30,	2022			2021
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of year	$545	$84	$629	$685	$129	$814
Loans charged off	(4)	—	(4)	(2)	—	(2)
Net charge-offs	(4)	—	(4)	(2)	—	(2)
Addition to (release of) allowance for loan losses	23	7	30	(126)	(14)	(140)
Reclassified to held for sale(b)	—	—	—	—	(31)	(31)
Allowance, end of period	$564	$91	$655	$557	$84	$641
(a)Does not include allowance for credit losses of $87 million and $83 million, respectively, at September 30, 2022 and 2021 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
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
During the nine-month periods ended September 30, 2022 and 2021, loans with a carrying value of $220 million and $45 million, respectively, were modified in TDRs.

AIG | Third Quarter 2022 Form 10-Q	45

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Reinsurance

7. Reinsurance
FORTITUDE RE
Fortitude Re is the reinsurer of the majority of AIG’s run-off operations. The reinsurance transactions are structured as modco and loss portfolio transfer arrangements with funds withheld (funds withheld). In modco and funds withheld arrangements, the investments supporting the reinsurance agreements, and which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., AIG) thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, as AIG maintains ownership of these investments, AIG will maintain its existing accounting for these assets (e.g., the changes in fair value of available for sale securities will be recognized within Other comprehensive income (loss)). As a result of the deconsolidation resulting from the sale of our majority interest in Fortitude Group Holdings, LLC, AIG has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through Net realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.
For additional information on Fortitude Re see Note 7 to the Consolidated Financial Statements in the 2021 Annual Report.
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	September 30, 2022		December 31, 2021
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$19,247	$19,247	$31,815	$31,815	Fair value through other comprehensive income (loss)
Fixed maturity securities - fair value option	3,800	3,800	1,983	1,983	Fair value through net investment income
Commercial mortgage loans	4,076	3,830	3,637	3,859	Amortized cost
Real estate investments	139	364	201	395	Amortized cost
Private equity funds / hedge funds	1,861	1,861	1,606	1,606	Fair value through net investment income
Policy loans	357	357	380	380	Amortized cost
Short-term investments	160	160	50	50	Fair value through net investment income
Funds withheld investment assets	29,640	29,619	39,672	40,088
Derivative assets, net(b)	97	97	81	81	Fair value through net realized gains (losses)
Other(c)	708	708	602	602	Amortized cost
Total	$30,445	$30,424	$40,355	$40,771
(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $(7.7) billion ($(6.1) billion after-tax) and $(2.1) billion ($(1.6) billion after-tax), respectively for the nine months ended September 30, 2022 and 2021.
(b)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $366 million and $19 million, respectively, as of September 30, 2022. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $389 million and $10 million, respectively, as of December 31, 2021. These derivative assets and liabilities are fully collateralized either by cash or securities.
(c)Primarily comprised of Cash and Accrued investment income.

46	AIG | Third Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Reinsurance

The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net underwriting income	$—	$—	$—	$—
Net investment income - Fortitude Re funds withheld assets	155	495	634	1,488
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized gains (losses) - Fortitude Re funds withheld assets	(86)	190	(312)	536
Net realized gains (losses) - Fortitude Re embedded derivative	1,757	(209)	7,851	117
Net realized gains (losses) on Fortitude Re funds withheld assets	1,671	(19)	7,539	653
Income from continuing operations before income tax expense	1,826	476	8,173	2,141
Income tax expense(a)	383	99	1,716	449
Net income	1,443	377	6,457	1,692
Change in unrealized depreciation of all other investments(a)	(1,317)	(360)	(6,111)	(1,645)
Comprehensive income	$126	$17	$346	$47
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
The total reinsurance recoverables as of September 30, 2022 were $75.7 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 92 percent of the reinsurance recoverables were investment grade, of which 53 percent related to General Insurance and 39 percent related to Life and Retirement; (ii) approximately 7 percent of the reinsurance recoverables were non-investment grade, the majority of which related to General Insurance; (iii) less than one percent of the non-investment grade reinsurance recoverables related to Life and Retirement and (iv) approximately one percent of the reinsurance recoverables related to entities that were not rated by AIG.
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

AIG | Third Quarter 2022 Form 10-Q	47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Reinsurance

As of September 30, 2022 and December 31, 2021, approximately 73 percent and 71 percent, respectively, of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

Three Months Ended September 30,	2022			2021
(in millions)	General Insurance	Life and Retirement	Total	General Insurance	Life and Retirement	Total
Balance, beginning of period	$284	$107	$391	$287	$87	$374
Addition to (release of) allowance for expected credit losses and disputes, net	4	1	5	5	15	20
Write-offs charged against the allowance for credit losses and disputes	(1)	—	(1)	(8)	—	(8)
Recoveries of amounts previously written off	—	—	—	—	—	—
Other changes	(1)	—	(1)	2	—	2
Balance, end of period	$286	$108	$394	$286	$102	$388
Nine Months Ended September 30,	2022			2021
(in millions)	General Insurance	Life and Retirement	Total	General Insurance	Life and Retirement	Total
Balance, beginning of year	$281	$101	$382	$292	$83	$375
Addition to (release of) allowance for expected credit losses and disputes, net	5	7	12	5	19	24
Write-offs charged against the allowance for credit losses and disputes	(3)	—	(3)	(15)	—	(15)
Recoveries of amounts previously written off	2	—	2	—	—	—
Other changes	1	—	1	4	—	4
Balance, end of period	$286	$108	$394	$286	$102	$388
There were no material recoveries of credit losses previously written off for the three- and nine-month periods ended September 30, 2021.
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

48	AIG | Third Quarter 2022 Form 10-Q

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

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles	Total
September 30, 2022
Assets:
Bonds available for sale	$—	$3,613	$3,613
Other bond securities	—	1,345	1,345
Equity securities	60	—	60
Mortgage and other loans receivable	—	2,341	2,341
Other invested assets
Alternative investments(a)	2,572	—	2,572
Investment real estate	1,785	—	1,785
Short-term investments	172	170	342
Cash	82	—	82
Accrued investment income	—	8	8
Other assets	95	75	170
Total(b)	$4,766	$7,552	$12,318
Liabilities:
Debt of consolidated investment entities	$1,359	$4,378	$5,737
Other(c)	85	37	122
Total	$1,444	$4,415	$5,859

December 31, 2021
Assets:
Bonds available for sale	$—	$5,543	$5,543
Other bond securities	—	1,852	1,852
Equity securities	223	—	223
Mortgage and other loans receivable	—	2,523	2,523
Other invested assets
Alternative investments(a)	3,017	—	3,017
Investment real estate	2,257	—	2,257
Short-term investments	487	151	638
Cash	96	—	96
Accrued investment income	—	17	17
Other assets	190	558	748
Total(b)	$6,270	$10,644	$16,914
Liabilities:
Debt of consolidated investment entities	$1,743	$4,504	$6,247
Other(c)	122	722	844
Total	$1,865	$5,226	$7,091
(a)Comprised primarily of investments in real estate joint ventures at September 30, 2022 and December 31, 2021.
(b)The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)Comprised primarily of Other liabilities at September 30, 2022 and December 31, 2021.
(d)At September 30, 2022 and December 31, 2021, off-balance sheet exposure primarily consisting of our insurance companies’ commitments to real estate and investment entities were $2.3 billion and $2.2 billion, respectively, of which commitments to external parties were $0.5 billion and $0.6 billion, respectively.
We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE, (ii) the notional amount of VIE assets or liabilities where we have also provided credit protection to the VIE with the VIE as the referenced obligation, and (iii) other commitments and guarantees to the VIE.

AIG | Third Quarter 2022 Form 10-Q	49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 8. Variable Interest Entities

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(b)	Off-Balance Sheet		Total
September 30, 2022
Real estate and investment entities(a)	$493,750	$8,468	$4,107	(c)	$12,575
Other	1,732	265	747	(d)	1,012
Total	$495,482	$8,733	$4,854		$13,587
December 31, 2021
Real estate and investment entities(a)	$457,335	$7,650	$3,448	(c)	$11,098
Other	1,738	237	528	(d)	765
Total	$459,073	$7,887	$3,976		$11,863
(a)Comprised primarily of hedge funds and private equity funds.
(b)At September 30, 2022 and December 31, 2021, $8.7 billion and $7.8 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.
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

50	AIG | Third Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2022				December 31, 2021
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$318	$230	$1,696	$72	$265	$5	$895	$11
Foreign exchange contracts	6,972	1,036	1,742	214	5,431	467	5,828	197
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	29,749	3,126	34,068	4,784	47,499	3,868	42,113	3,622
Foreign exchange contracts	11,711	1,752	3,740	513	7,905	722	9,997	524
Equity contracts	29,587	565	3,431	84	27,423	681	5,091	53
Commodity contracts	324	18	66	—	303	4	219	—
Credit contracts(b)	1,776	1	932	42	3,790	1	936	47
Other contracts(c)	45,889	16	—	—	43,892	13	51	—
Total derivatives, gross	$126,326	$6,744	$45,675	$5,709	$136,508	$5,761	$65,130	$4,454
Counterparty netting(d)		(3,170)		(3,170)		(2,779)		(2,779)
Cash collateral(e)		(3,181)		(2,263)		(2,139)		(1,089)
Total derivatives on Condensed
Consolidated Balance Sheets(f)		$393		$276		$843		$586
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)As of September 30, 2022 and December 31, 2021, included CDSs on super senior multi-sector CDOs with a net notional amount of $79 million and $97 million (fair value liability of $32 million and $30 million), respectively. The net notional amount represents the maximum exposure to loss on the portfolio.
(c)Consists primarily of stable value wraps and contracts with multiple underlying exposures.
(d)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(e)Represents cash collateral posted and received that is eligible for netting.
(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was $2.5 billion at September 30, 2022 and zero at December 31, 2021. Fair value of liabilities related to bifurcated embedded derivatives was $6.4 billion and $14.5 billion, respectively, at September 30, 2022 and December 31, 2021. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components, and the funds withheld arrangement with Fortitude Re. For additional information see Note 7.
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
Collateral posted by us to third parties for derivative transactions was $3.3 billion at September 30, 2022 and $2.7 billion at December 31, 2021. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $3.8 billion and $2.4 billion at September 30, 2022 and December 31, 2021, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

AIG | Third Quarter 2022 Form 10-Q	51

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
We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three- and nine-month periods ended September 30, 2022, we recognized gains (losses) of $137 million and $444 million, respectively, and for the three- and nine-month periods ended September 30, 2021, we recognized gains (losses) of $57 million and $163 million, respectively, included in Change in foreign currency translation adjustments in Other comprehensive income (loss) related to the net investment hedge relationships.
A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.
The following table presents the gain (loss) recognized in income on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Income for:
(in millions)	Hedging Derivatives(a)	Excluded Components(b)	Hedged Items	Net Impact
Three Months Ended September 30, 2022
Interest rate contracts:
Interest credited to policyholder account balances	$(62)	$—	$62	$—
Net investment income (loss)	25	—	(24)	1
Foreign exchange contracts:
Net realized gains/(losses)	455	122	(455)	122
Three Months Ended September 30, 2021
Interest rate contracts:
Interest credited to policyholder account balances	$(3)	$—	$6	$3
Net investment income (loss)	1	—	(2)	(1)
Foreign exchange contracts:
Net realized gains/(losses)	205	30	(205)	30
Nine Months Ended September 30, 2022
Interest rate contracts:
Interest credited to policyholder account balances	$(90)	$—	$93	$3
Net investment income (loss)	26	—	(25)	1
Foreign exchange contracts:
Net realized gains/(losses)	889	262	(889)	262
Nine Months Ended September 30, 2021
Interest rate contracts:
Interest credited to policyholder account balances	$(10)	$—	$13	$3
Net investment income (loss)	8	—	(9)	(1)

52	AIG | Third Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

Foreign exchange contracts:
Net realized gains/(losses)	201	108	(201)	108
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
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
By Derivative Type:
Interest rate contracts	$(528)	$(172)	$(2,010)	$(861)
Foreign exchange contracts	1,010	310	1,976	271
Equity contracts	19	(55)	(107)	(606)
Commodity contracts	4	(5)	(3)	(4)
Credit contracts	(3)	—	(4)	(9)
Other contracts	42	17	73	49
Embedded derivatives	2,899	(28)	12,490	1,569
Total	$3,443	$67	$12,415	$409
By Classification:
Policy fees	$17	$16	$47	$46
Net investment income	8	(1)	10	(6)
Net realized gains - excluding Fortitude Re funds withheld assets	1,679	277	4,547	329
Net realized gains (losses) on Fortitude Re funds withheld assets(a)	1,744	(224)	7,830	45
Policyholder benefits and claims incurred	(5)	(1)	(19)	(5)
Total	$3,443	$67	$12,415	$409
(a)Includes over-the-counter derivatives supporting the funds withheld arrangements with Fortitude Re and the embedded derivative contained within the funds withheld payable with Fortitude Re.
CREDIT RISK-RELATED CONTINGENT FEATURES
We estimate that at September 30, 2022, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $6 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $32 million and $206 million at September 30, 2022 and December 31, 2021, respectively. The aggregate fair value of assets posted as collateral under these contracts at September 30, 2022 and December 31, 2021, was approximately $33 million and $239 million, respectively.
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
We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $1.3 billion and $2.0 billion at September 30, 2022 and December 31, 2021, respectively. These securities have par amounts of $3.5 billion and $4.6 billion at September 30, 2022 and December 31, 2021, respectively, and have remaining stated maturity dates that extend to 2052.

AIG | Third Quarter 2022 Form 10-Q	53

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
Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.4 billion and $12.3 billion at September 30, 2022 and December 31, 2021, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At September 30, 2022 and December 31, 2021, we held collateral of approximately $8.6 billion and $8.6 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both September 30, 2022 and December 31, 2021.
The following table presents the rollforward of activity in loss reserves:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Liability for unpaid loss and loss adjustment expenses, beginning of period	$76,739	$78,981	$79,026	$77,720
Reinsurance recoverable	(33,583)	(34,866)	(35,213)	(34,431)
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	43,156	44,115	43,813	43,289
Losses and loss adjustment expenses incurred:
Current year	4,373	4,467	12,020	12,262
Prior years, excluding discount and amortization of deferred gain	(112)	(153)	(537)	(166)
Prior years, discount charge (benefit)	36	83	78	99
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(23)	(13)	(37)	(107)
Total losses and loss adjustment expenses incurred	4,274	4,384	11,524	12,088
Losses and loss adjustment expenses paid:
Current year	(1,132)	(1,147)	(2,289)	(2,370)
Prior years	(2,673)	(2,449)	(8,844)	(8,653)
Total losses and loss adjustment expenses paid	(3,805)	(3,596)	(11,133)	(11,023)
Other changes:
Foreign exchange effect	(1,031)	(414)	(1,827)	(57)
Retroactive reinsurance adjustment (net of discount)(b)	101	159	318	351
Total other changes	(930)	(255)	(1,509)	294
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	42,695	44,648	42,695	44,648
Reinsurance recoverable	32,824	34,626	32,824	34,626
Total	$75,519	$79,274	$75,519	$79,274
(a)Includes $5 million and $5 million for the retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), covering U.S. asbestos exposures for the three-month periods ended September 30, 2022 and 2021, respectively, and $15 million and $23 million for the nine-month periods ended September 30, 2022 and 2021.
(b)Includes benefit (charge) from change in discount on retroactive reinsurance in the amount of $17 million and $22 million for the three-month periods ended September 30, 2022 and 2021 respectively, and $74 million and $78 million for the nine-month periods ended September 30, 2022 and 2021 respectively.

54	AIG | Third Quarter 2022 Form 10-Q

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
Prior Year Development
During the three-month period ended September 30, 2022, we recognized favorable prior year loss reserve development of $112 million excluding discount and amortization of deferred gain. During the nine-month period ended September 30, 2022, we recognized favorable prior year loss reserve development of $537 million excluding discount and amortization of deferred gain. The development in these periods was largely driven by favorable development on U.S. Workers Compensation, U.S. Other Casualty, Global Specialty and International Personal Lines led by Japan, with unfavorable development in Financial Lines (U.S. and International) and International Casualty Lines.
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
Discounting of Loss Reserves
At September 30, 2022 and December 31, 2021, the loss reserves reflect a net loss reserve discount of $946 million and $876 million, respectively, including tabular and non-tabular calculations based upon the following assumptions:
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
At September 30, 2022 and December 31, 2021, the discount consists of $266 million and $260 million of tabular discount, respectively, and $680 million and $616 million of non-tabular discount for workers’ compensation, respectively. During the nine-month periods ended September 30, 2022 and 2021, the benefit / (charge) from changes in discount of $(4) million and $(62) million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Condensed Consolidated Statements of Income (Loss).
The following table presents the components of the loss reserve discount discussed above:

(in millions)	September 30, 2022	December 31, 2021
U.S. workers' compensation	$1,825	$1,829
Retroactive reinsurance	(879)	(953)
Total reserve discount(a)(b)	$946	$876
(a)Excludes $131 million and $116 million of discount related to certain long-tail liabilities in the UK at September 30, 2022 and December 31, 2021, respectively.
(b)Includes gross discount of $480 million and $500 million, which was 100 percent ceded to Fortitude Re at September 30, 2022 and December 31, 2021, respectively.

AIG | Third Quarter 2022 Form 10-Q	55

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

The following table presents the net loss reserve discount benefit (charge):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Current accident year	$26	$11	$74	$37
Accretion and other adjustments to prior year discount	(36)	(83)	(78)	(99)
Net reserve discount benefit (charge)	(10)	(72)	(4)	(62)
Change in discount on loss reserves ceded under retroactive reinsurance	17	22	74	78
Net change in total reserve discount*	$7	$(50)	$70	$16
*Excludes $20 million and $(39) million discount related to certain long-tail liabilities in the UK for the three-month periods ended September 30, 2022 and 2021, respectively, and excludes $15 million and $(30) million discount related to certain long-tail liabilities in the UK for the nine-month periods ended September 30, 2022 and 2021, respectively.
Amortization of Deferred Gain on Retroactive Reinsurance
Amortization of the deferred gain on retroactive reinsurance includes $18 million and $8 million related to the adverse development reinsurance cover with NICO for the three-month periods ended September 30, 2022 and 2021, respectively, and $22 million and $84 million related to the adverse development reinsurance cover with NICO for the nine-month periods ended September 30, 2022 and 2021, respectively.
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

56	AIG | Third Quarter 2022 Form 10-Q

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
Moriarty Litigation
Effective January 1, 2013, the California legislature enacted AB 1747 (the Act), which amended the Insurance Code to mandate that life insurance policies issued and delivered in California contain a 60-day grace period during which time the policies must remain in force after a premium payment is missed, and that life insurers provide both a 30-day minimum notification of lapse and the right of policy owners to designate a secondary recipient for lapse and termination notices. Following guidance from the California Department of Insurance and certain industry trade groups, American General Life Insurance Company (AGL) interpreted the Act to be prospective in nature, applying only to policies issued and delivered on or after the Act’s January 1, 2013, effective date. On July 18, 2017, AGL was sued in a putative class action captioned Moriarty v. American General Life Insurance Company, No. 17-cv-1709 (S.D. Cal.), challenging AGL’s prospective application of the Act. Plaintiff’s complaint, which is similar to complaints filed against other insurers, argues that policies issued and delivered prior to January 1, 2013, like the $1 million policy issued to Plaintiff’s husband do not lapse—despite nonpayment of premiums—if the insurer has not complied with the Act’s terms. On August 30, 2021, the California Supreme Court issued an opinion in McHugh v. Protective Life Insurance, 12 Cal. 5th 213 (2021), ruling that the Act applies to all policies in force on January 1, 2013, regardless of when the policies were issued. On February 7, 2022, Plaintiff filed motions for summary judgment and class certification; AGL opposed both motions and filed its own motion for partial summary judgment. On July 26, 2022, the District Court granted in part and denied in part AGL’s motion for partial summary judgment, and on September 7, 2022, the District Court denied Plaintiff's motion for summary judgment. In the summary judgment decisions, the District Court declined to adopt Plaintiff's theory that a failure to comply with the Act necessitates payment of policy benefits or to make a pre-trial determination as to AGL’s liability. On September 27, 2022, the District Court denied Plaintiff’s motion for class certification without prejudice and thereafter set a trial date for February 7, 2023. The District Court declined to certify Plaintiff's proposed class consisting of claims for monetary damages and equitable relief, but indicated that Plaintiff could seek the certification of a narrower class consisting only of claims for monetary damages. The District Court indicated, however, that it has "substantial concerns" as to whether individual issues such as actual damages and causation would predominate, precluding class certification. Proceedings are ongoing in other California cases that raise similar industry-wide issues, including in the McHugh case on remand from the California Supreme Court, in which the California Court of Appeal rendered an unpublished opinion on October 10, 2022 that also declined to hold that failure to comply with the Act automatically necessitates payment of policy benefits. We have accrued our current estimate of probable loss with respect to this litigation.
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $7.1 billion and $7.3 billion at September 30, 2022 and December 31, 2021, respectively.
GUARANTEES
Subsidiaries
We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIG Financial Products Corp. and related subsidiaries (collectively AIGFP) and of AIG Markets, Inc. arising from transactions entered into by AIG Markets, Inc.
In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at September 30, 2022 was $69 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

AIG | Third Quarter 2022 Form 10-Q	57

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
The following table presents declaration date, record date, payment date and dividends paid per preferred share and per depository share on the Series A Preferred Stock in the nine months ended September 30, 2022 and 2021:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
August 8, 2022	August 31, 2022	September 15, 2022	$365.625	$0.365625
May 3, 2022	May 31, 2022	June 15, 2022	365.625	0.365625
February 16, 2022	February 28, 2022	March 15, 2022	365.625	0.365625
August 5, 2021	August 31, 2021	September 15, 2021	$365.625	$0.365625
May 6, 2021	May 31, 2021	June 15, 2021	365.625	0.365625
February 16, 2021	February 26, 2021	March 15, 2021	365.625	0.365625
Common Stock
The following table presents a rollforward of outstanding shares:

Nine Months Ended September 30, 2022	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Shares, beginning of year	1,906,671,492	(1,087,984,129)	818,687,363
Shares issued	—	5,209,573	5,209,573
Shares repurchased	—	(76,681,026)	(76,681,026)
Shares, end of period	1,906,671,492	(1,159,455,582)	747,215,910

58	AIG | Third Quarter 2022 Form 10-Q

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
The following table presents declaration date, record date, payment date and dividends paid per common share on AIG Common Stock in the nine months ended September 30, 2022 and 2021:

Declaration Date	Record Date	Payment Date	Dividends Paid Per Common Share
August 8, 2022	September 16, 2022	September 30, 2022	$0.32
May 3, 2022	June 16, 2022	June 30, 2022	0.32
February 16, 2022	March 17, 2022	March 31, 2022	0.32
August 5, 2021	September 16, 2021	September 30, 2021	$0.32
May 6, 2021	June 15, 2021	June 29, 2021	0.32
February 16, 2021	March 16, 2021	March 30, 2021	0.32
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
The following table presents repurchases of AIG Common Stock:

Nine Months Ended September 30,
(in millions)	2022	2021
Aggregate repurchases of common stock*	$4,370	$1,651
Total number of common shares repurchased	77	32
*For the nine months ended September 30, 2021, approximately $92 million of these share repurchases were funded with proceeds received from warrant exercises that occurred prior to the expiration of warrants to purchase shares of AIG Common Stock on January 19, 2021.
Pursuant to an Exchange Act Rule 10b5-1 repurchase plan from October 1, 2022 to October 27, 2022, we repurchased approximately 4 million shares of AIG Common Stock for an aggregate purchase price of approximately $221 million.
DIVIDENDS DECLARED
On November 1, 2022, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on December 29, 2022 to shareholders of record on December 15, 2022. On November 1, 2022, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on December 15, 2022 to holders of record on November 30, 2022.

AIG | Third Quarter 2022 Form 10-Q	59

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Own Credit Risk	Total
Balance, June 30, 2022, net of tax	$(61)	$(13,972)	$(2,747)	$(878)	$2	$(17,656)
Change in unrealized appreciation (depreciation) of investments	(94)	(12,040)	—	—	—	(12,134)
Change in deferred policy acquisition costs adjustment and other	2	1,391	—	—	—	1,393
Change in future policy benefits	—	582	—	—	—	582
Change in foreign currency translation adjustments	—	—	(589)	—	—	(589)
Change in net actuarial loss	—	—	—	15	—	15
Change in prior service cost	—	—	—	3	—	3
Change in deferred tax asset (liability)	19	1,743	(2)	(3)	—	1,757
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	—	—	—	—	—	—
Total other comprehensive income (loss)	(73)	(8,324)	(591)	15	—	(8,973)
Other changes in AOCI:
Corebridge 12.4% noncontrolling interests sale	—	2,044	(3)	(1)	—	2,040
Noncontrolling interests	(6)	(785)	(5)	—	—	(796)
Balance, September 30, 2022, net of tax	$(128)	$(19,467)	$(3,336)	$(864)	$2	$(23,793)

Balance, June 30, 2021, net of tax	$(58)	$13,605	$(2,128)	$(1,217)	$7	$10,209
Change in unrealized appreciation (depreciation) of investments	21	(2,086)	—	—	—	(2,065)
Change in deferred policy acquisition costs adjustment and other	(6)	138	—	—	—	132
Change in future policy benefits	—	72	—	—	—	72
Change in foreign currency translation adjustments	—	—	(132)	—	—	(132)
Change in net actuarial loss	—	—	—	40	—	40
Change in prior service cost	—	—	—	1	—	1
Change in deferred tax asset (liability)	(3)	366	(3)	(10)	—	350
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	—	—	—	—	—	—
Total other comprehensive income (loss)	12	(1,510)	(135)	31	—	(1,602)
Noncontrolling interests	—	1	—	—	—	1
Balance, September 30, 2021, net of tax	$(46)	$12,094	$(2,263)	$(1,186)	$7	$8,606

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Own Credit Risk	Total
Balance, December 31, 2021, net of tax	$(57)	$10,094	$(2,453)	$(903)	$6	$6,687
Change in unrealized appreciation (depreciation) of investments	(106)	(50,099)	—	—	—	(50,205)
Change in deferred policy acquisition costs adjustment and other	6	6,723	—	—	—	6,729
Change in future policy benefits	—	2,707	—	—	—	2,707
Change in foreign currency translation adjustments	—	—	(794)	—	—	(794)
Change in net actuarial loss	—	—	—	31	—	31
Change in prior service cost	—	—	—	8	—	8
Change in deferred tax asset (liability)	22	6,200	(83)	1	—	6,140
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	—	—	—	—	(4)	(4)
Total other comprehensive income (loss)	(78)	(34,469)	(877)	40	(4)	(35,388)
Other changes in AOCI:
Corebridge 12.4% noncontrolling interests sale	—	2,044	(3)	(1)	—	2,040
Noncontrolling interests	(7)	(2,864)	3	—	—	(2,868)
Balance, September 30, 2022, net of tax	$(128)	$(19,467)	$(3,336)	$(864)	$2	$(23,793)

60	AIG | Third Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Own Credit Risk	Total
Balance, December 31, 2020, net of tax	$(95)	$17,093	$(2,267)	$(1,228)	$8	$13,511
Change in unrealized appreciation (depreciation) of investments	72	(7,940)	—	—	—	(7,868)
Change in deferred policy acquisition costs adjustment and other	(10)	840	—	—	—	830
Change in future policy benefits	—	839	—	—	—	839
Change in foreign currency translation adjustments	—	—	63	—	—	63
Change in net actuarial loss	—	—	—	51	—	51
Change in prior service cost	—	—	—	5	—	5
Change in deferred tax asset (liability)	(13)	1,262	(59)	(14)	—	1,176
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	—	—	—	—	(1)	(1)
Total other comprehensive income (loss)	49	(4,999)	4	42	(1)	(4,905)
Noncontrolling interests	—	—	—	—	—	—
Balance, September 30, 2021, net of tax	$(46)	$12,094	$(2,263)	$(1,186)	$7	$8,606
The following table presents the other comprehensive income (loss) reclassification adjustments for the three- and nine-month periods ended September 30, 2022 and 2021, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Own Credit Risk	Total
Three Months Ended September 30, 2022
Unrealized change arising during period	$(75)	$(10,215)	$(589)	$10	$—	$(10,869)
Less: Reclassification adjustments included in net income	17	(148)	—	(8)	—	(139)
Total other comprehensive income (loss), before income tax expense (benefit)	(92)	(10,067)	(589)	18	—	(10,730)
Less: Income tax expense (benefit)	(19)	(1,743)	2	3	—	(1,757)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(73)	$(8,324)	$(591)	$15	$—	$(8,973)

Three Months Ended September 30, 2021
Unrealized change arising during period	$21	$(1,657)	$(132)	$30	$—	$(1,738)
Less: Reclassification adjustments included in net income	6	219	—	(11)	—	214
Total other comprehensive income (loss), before income tax expense (benefit)	15	(1,876)	(132)	41	—	(1,952)
Less: Income tax expense (benefit)	3	(366)	3	10	—	(350)
Total other comprehensive income (loss), net of income tax expense (benefit)	$12	$(1,510)	$(135)	$31	$—	$(1,602)

Nine Months Ended September 30, 2022
Unrealized change arising during period	$(91)	$(41,552)	$(794)	$16	$(4)	$(42,425)
Less: Reclassification adjustments included in net income	9	(883)	—	(23)	—	(897)
Total other comprehensive income (loss), before of income tax expense (benefit)	(100)	(40,669)	(794)	39	(4)	(41,528)
Less: Income tax expense (benefit)	(22)	(6,200)	83	(1)	—	(6,140)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(78)	$(34,469)	$(877)	$40	$(4)	$(35,388)

Nine Months Ended September 30, 2021
Unrealized change arising during period	$62	$(5,512)	$63	$22	$(1)	$(5,366)
Less: Reclassification adjustments included in net income	—	749	—	(34)	—	715
Total other comprehensive income (loss), before income tax expense (benefit)	62	(6,261)	63	56	(1)	(6,081)
Less: Income tax expense (benefit)	13	(1,262)	59	14	—	(1,176)
Total other comprehensive income (loss), net of income tax expense (benefit)	$49	$(4,999)	$4	$42	$(1)	$(4,905)

AIG | Third Quarter 2022 Form 10-Q	61

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Condensed Consolidated Statements of Income (Loss):

	Amount Reclassified from AOCI		Affected Line Item in the
	Three Months Ended September 30,		Condensed Consolidated
(in millions)	2022	2021	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$17	$6	Net realized gains (losses)
Total	17	6
Unrealized appreciation (depreciation) of all other investments
Investments	(148)	219	Net realized gains (losses)
Total	(148)	219
Change in retirement plan liabilities adjustment
Prior-service credit	(1)	(1)	*
Actuarial losses	(7)	(10)	*
Total	(8)	(11)
Total reclassifications for the period	$(139)	$214
	Amount Reclassified from AOCI		Affected Line Item in the
	Nine Months Ended September 30,		Condensed Consolidated
(in millions)	2022	2021	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$9	$—	Net realized gains (losses)
Total	9	—
Unrealized appreciation (depreciation) of all other investments
Investments	(883)	749	Net realized gains (losses)
Total	(883)	749
Change in retirement plan liabilities adjustment
Prior-service credit	(2)	(3)
Actuarial losses	(21)	(31)
Total	(23)	(34)
Total reclassifications for the period	$(897)	$715
*These AOCI components are included in the computation of net periodic pension cost.

NON-CONTROLLING INTEREST
On September 19, 2022, AIG sold a 12.4 percent equity interest in Corebridge in the IPO, reducing its equity ownership to 77.7 percent.
For additional information on the Corebridge IPO see Note 1.
The following table presents the effect of changes in our ownership interest in Corebridge on our equity as of September 19, 2022:

Nine Months Ended September 30,
(in millions)	2022
Net income attributable to AIG common shareholders	$9,983
Changes in AIG equity for sale of 12.4% interest in Corebridge	608
Change from Net income attributable to AIG common shareholders and changes in AIG's ownership interests	$10,591

62	AIG | Third Quarter 2022 Form 10-Q

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
The following table presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per common share data)	2022	2021	2022	2021
Numerator for EPS:
Income from continuing operations	$3,041	$1,737	$11,090	$5,817
Less: Net income from continuing operations attributable to noncontrolling interests	332	70	1,084	175
Less: Preferred stock dividends	7	7	22	22
Income attributable to AIG common shareholders from continuing operations	2,702	1,660	9,984	5,620
Income (loss) from discontinued operations, net of income tax expense	—	—	(1)	—
Net income attributable to AIG common shareholders	$2,702	$1,660	$9,983	$5,620
Denominator for EPS:
Weighted average common shares outstanding - basic	763,051,482	852,765,263	789,888,322	861,211,983
Dilutive common shares	8,080,919	11,254,231	9,204,234	9,790,035
Weighted average common shares outstanding - diluted(a)	771,132,401	864,019,494	799,092,556	871,002,018
Income per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$3.54	$1.95	$12.64	$6.53
Income from discontinued operations	$—	$—	$—	$—
Income attributable to AIG common shareholders	$3.54	$1.95	$12.64	$6.53
Diluted:
Income from continuing operations	$3.50	$1.92	$12.49	$6.45
Income from discontinued operations	$—	$—	$—	$—
Income attributable to AIG common shareholders	$3.50	$1.92	$12.49	$6.45
(a)Potential dilutive common shares include our share-based employee compensation plans, a weighted average portion of the 10-year warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011, which expired in January 2021 and an option for Blackstone to exchange all or a portion of its ownership interest in Corebridge for AIG common shares in the event an IPO did not occur prior to 2024. As a result of the consummation of the IPO on September 19, 2022, this exchange right of Blackstone was terminated. The number of common shares excluded from diluted shares outstanding was 6.0 million and 30.8 million for the three- and nine-month periods ended September 30, 2022, respectively, and 5.2 million and 6.6 million for the three- and nine-month periods ended September 30, 2021, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.
For information regarding the Blackstone option to exchange all or a portion of its ownership interest in Corebridge for AIG common shares, see Note 1. For information regarding our repurchases of AIG Common Stock, see Note 12.

AIG | Third Quarter 2022 Form 10-Q	63

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Income Taxes

14. Income Taxes
U.S. TAX LAW CHANGES
On August 16, 2022, President Biden signed the Inflation Reduction Act (IRA) of 2022 (H.R. 5376), which finances climate and energy provisions and an extension of enhanced subsidies under the Affordable Care Act. Key provisions include a 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period, a 1 percent stock buyback tax, increased IRS enforcement funding, and Medicare's new ability to negotiate prescription drug prices. CAMT and the stock buyback tax are effective for tax years beginning after December 31, 2022. The tax provisions of IRA are not expected to have a material impact on AIG’s financial results. However, the CAMT may impact our U.S. cash tax liabilities.
BASIS OF PRESENTATION
We file a consolidated U.S. federal income tax return with our eligible U.S. subsidiaries. Income earned by subsidiaries operating outside the U.S. is taxed, and income tax expense is recorded, based on applicable U.S. and foreign laws.
Following the IPO of Corebridge on September 19, 2022, AIG’s remaining ownership in Corebridge decreased below 80 percent, resulting in tax deconsolidation of Corebridge parent and its subsidiaries from the AIG consolidated U.S. federal income tax group as well as certain state and local jurisdictions where unitary returns are filed.
Subsequent to the tax deconsolidation from AIG, due to the application of relevant U.S. tax laws, American General Corporation and its directly owned life insurance subsidiaries (the AGC Group) will not be permitted to join in the filing of a consolidated U.S. federal income tax return with Corebridge parent and its non-life-insurance subsidiaries for a period of five years. Corebridge’s net operating losses and tax credit carryforwards that have not been utilized prior to tax deconsolidation from AIG will remain with the relevant Corebridge entities and will be available for utilization by the respective Corebridge U.S. federal income tax groups. The realizability of the deferred tax assets related to such carryforwards is based on the positive and negative evidence applicable to each U.S. federal income tax group.
TAX ACCOUNTING POLICIES
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
We consider our foreign earnings with respect to certain operations in Canada, South Africa, Japan, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. A deferred tax liability has not been recorded for those foreign subsidiaries whose earnings are considered to be indefinitely reinvested. If recorded, such deferred tax liability would not be material to our consolidated financial condition. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.
Global Intangible Low-Taxed Income (GILTI) imposes U.S. taxes on the excess of a deemed return on tangible assets of certain foreign subsidiaries. Consistent with accounting guidance, we have made an accounting policy election to treat GILTI taxes as a period tax charge in the period the tax is incurred.
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

64	AIG | Third Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Income Taxes

INTERIM TAX EXPENSE (BENEFIT)
For the three-month period ended September 30, 2022, the effective tax rate on income from continuing operations was 21.0 percent. While the effective tax rate on income from continuing operations does not differ from the statutory tax rate of 21 percent, we recognized tax benefits associated with tax exempt income and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities, offset by tax charges associated with the effect of foreign operations, state and local income taxes, and non-deductible transfer pricing charges. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the nine-month period ended September 30, 2022, the effective tax rate on income from continuing operations was 20.8 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with tax exempt income, reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities, excess tax benefits related to share based compensation payments recorded through the income statement and tax adjustments related to prior year returns. These tax benefits were partially offset by tax charges associated with the effect of foreign operations, state and local income taxes, and non-deductible transfer pricing charges. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
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

AIG | Third Quarter 2022 Form 10-Q	65

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
Although tax deconsolidation of Corebridge from the AIG consolidated U.S. federal income tax group resulted in the formation of new federal tax filing groups requiring separate deferred tax asset realizability assessments, there was no overall change to the total deferred tax asset valuation allowance recorded as of September 30, 2022. After factoring in multiple data points and assessing relative weight of all positive and negative evidence, we concluded that a valuation allowance of $850 million is still necessary. Accordingly, as of September 30, 2022, the balance sheet reflects a valuation allowance of $850 million, of which $705 million and $145 million was recorded by AIG Parent and Corebridge, respectively. The valuation allowance at AIG Parent relates to a portion of our U.S. consolidated federal income tax group tax attribute carryforwards that are no longer more-likely-than-not to be realized. The valuation allowance at Corebridge relates to a portion of both tax attribute carryforwards and certain other deferred tax assets of the Corebridge non-life insurance group that are not more-likely-than-not to be realized.
For the nine-month period ended September 30, 2022, recent changes in market conditions, including rising interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of both our U.S. Life Insurance and non-life insurance companies, resulting in deferred tax assets related to net unrealized tax capital losses. The deferred tax assets relate to the unrealized tax capital losses for which the carryforward period has not yet begun, and as such, when assessing recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of September 30, 2022, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized. For the nine-month period ended September 30, 2022, we established $1.6 billion of valuation allowance associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available for sale securities portfolio and $991 million of valuation allowance associated with the unrealized tax capital losses in the non-life insurance companies’ available for sale securities portfolio. For the three-month period ended September 30, 2022, we recorded an increase in valuation allowance of $75 million associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available for sale securities portfolio and $361 million associated with the unrealized tax capital losses in the non-life insurance companies’ available for sale securities portfolio. The valuation allowance establishment was allocated to other comprehensive income.
For the nine-month period ended September 30, 2022, we recognized a net $15 million decrease in deferred tax asset valuation allowance associated with certain foreign and state jurisdictions, primarily attributable to current year activity.
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
In 2009, after paying amounts due on a statutory notice of deficiency related to the disallowance of foreign tax credits associated with cross border financing transactions, we filed a refund lawsuit in the Southern District of New York (Southern District) with respect to tax year 1997. In 2020, the parties executed a binding settlement agreement with respect to the underlying issues in the lawsuit. On October 22, 2020, the Southern District dismissed the case based upon the settlement reached between AIG and the government. In March 2022, interest amounts due on the settlement of items challenged by the IRS during the audit of AIG's 2006 and prior years were agreed to between AIG and the IRS, thus concluding this matter.
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
At both September 30, 2022 and December 31, 2021, our unrecognized tax benefits, excluding interest and penalties, were $1.2 billion. At September 30, 2022 and December 31, 2021, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $2 million and $22 million, respectively. Accordingly, at September 30, 2022 and December 31, 2021, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.2 billion and $1.1 billion, respectively.

66	AIG | Third Quarter 2022 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Income Taxes

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At September 30, 2022 and December 31, 2021, we had accrued liabilities of $61 million and $69 million, respectively for the payment of interest (net of the federal benefit) and penalties. For the nine-month period ended September 30, 2022, we accrued benefit of $8 million for the payment of interest and penalties. The interest activity related to unrecognized tax benefits for the nine-month period ended September 30, 2022 was due to the completion of audit activity and expiration of a certain statute related to foreign operations. For the nine-month period ended September 30, 2021, we accrued benefit of $203 million for the payment of interest and penalties. The activity for the nine-month period ended September 30, 2021 primarily related to the completion of audit activity by the IRS and New York State.
Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

15. Subsequent Events
DEBT REDEMPTIONS
On October 24, 2022, AIG redeemed (i) $750 million aggregate principal amount of our 3.900% Notes Due 2026 for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest, (ii) approximately $522 million aggregate principal amount of our 3.750% Notes Due 2025 for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest and (iii) $500 million aggregate principal amount of our 2.500% Notes Due 2025 for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest.

AIG | Third Quarter 2022 Form 10-Q	67

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

Cautionary Statement Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q and other publicly available documents may include, and members of AIG management may from time to time make and discuss, statements which, to the extent they are not statements of historical or present fact, may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward‑looking statements are intended to provide management’s current expectations or plans for AIG’s future operating and financial performance, based on assumptions currently believed to be valid and accurate. Forward-looking statements are often preceded by, followed by or include words such as “will,” “believe,” “anticipate,” “expect,” “expectations,” “intend,” “plan,” “strategy,” “prospects,” “project,” “anticipate,” “should,” “guidance,” “outlook,” “confident,” “focused on achieving,” “view,” “target,” “goal,” “estimate” and other words of similar meaning in connection with a discussion of future operating or financial performance. These statements may include, among other things, projections, goals and assumptions that relate to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expense reduction efforts, the outcome of contingencies such as legal proceedings, anticipated organizational, business or regulatory changes, such as the separation of the Life and Retirement business from AIG, the effect of catastrophes, and macroeconomic and/or geopolitical events, anticipated dispositions, monetization and/or acquisitions of businesses or assets, or successful integration of acquired businesses, management succession and retention plans, exposure to risk, trends in operations and financial results, and other statements that are not historical facts.

68	AIG | Third Quarter 2022 Form 10-Q

All forward-looking statements involve risks, uncertainties and other factors that may cause AIG’s actual results and financial condition to differ, possibly materially, from the results and financial condition expressed or implied in the forward-looking statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in specific projections, goals, assumptions and statements include, without limitation:
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
•availability of reinsurance or access to reinsurance on acceptable terms;
•disruptions in the availability of AIG's electronic data systems or those of third parties, including as a result of information technology, cybersecurity or data security breaches due to supply chain disruptions, cyber-attacks or security vulnerabilities, the likelihood of which may increase as a result of continued remote business operations;
•AIG's ability to realize expected strategic, financial, operational or other benefits from the separation of Corebridge Financial, Inc. (Corebridge);
•AIG's ability to effectively execute on and benefit from its ongoing restructuring programs;
•changes in judgments concerning potential cost-saving opportunities;
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
•nonperformance or defaults by counterparties, including Fortitude Reinsurance Company Ltd. (Fortitude Re);
•requirements, which may change from time to time, of the global regulatory framework to which AIG is subject;
•significant legal, regulatory or governmental proceedings;
•the effects of sanctions, including those related to the conflict between Russia and Ukraine and failure to comply therewith;
•the impact of COVID-19 and its variants and responses thereto;
•AIG’s ability to effectively execute on environmental, social and governance targets and standards; and
•such other factors discussed in:
–Part I, Item 2. MD&A of this Quarterly Report on Form 10‑Q; and
–Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of the 2021 Annual Report.
Forward-looking statements speak only as of the date of this report, or in the case of any document incorporated by reference, the date of that document. We are not under any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in any forward-looking statements is disclosed from time to time in other filings with the Securities and Exchange Commission (SEC).

AIG | Third Quarter 2022 Form 10-Q	69

70	AIG | Third Quarter 2022 Form 10-Q

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

AIG | Third Quarter 2022 Form 10-Q	71

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
Results from discontinued operations are excluded from all of these measures.

72	AIG | Third Quarter 2022 Form 10-Q

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
For a complete discussion of our critical accounting estimates, see Part II, Item 7. MD&A – Critical Accounting Estimates in the 2021 Annual Report.

AIG | Third Quarter 2022 Form 10-Q	73

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
Separation of Life and Retirement Business and Relationship with Blackstone
On September 19, 2022, AIG closed on the initial public offering (IPO) of 80 million shares of Corebridge Financial, Inc. (Corebridge) common stock at a public offering price of $21.00 per share, representing 12.4 percent of Corebridge's common stock. Corebridge is the holding company for AIG’s Life and Retirement business. The aggregate gross proceeds of the offering to AIG, before deducting underwriting discounts and commissions and other expenses payable by AIG, were approximately $1.7 billion. After consideration of underwriting discounts, commissions and other related expenses payable by AIG, AIG recorded $608 million as an increase in AIG’s shareholder’s equity.
In November 2021, AIG and Blackstone Inc. (Blackstone) completed the acquisition by Blackstone of a 9.9 percent equity stake in Corebridge. Blackstone is required to hold its ownership interest in Corebridge following the completion of the separation of the Life and Retirement business, subject to exceptions permitting Blackstone to sell 25 percent, 67 percent and 75 percent of its shares after the first, second and third anniversaries, respectively, of Corebridge IPO (which will be September 19, 2023, 2024 and 2025, respectively), with the transfer restrictions terminating in full on the fifth anniversary of the IPO (September 19, 2027). In the event that the IPO of Corebridge was not completed prior to November 2, 2023, Blackstone had the right to require AIG to undertake the IPO, and in the event that the IPO had not been completed prior to November 2, 2024, Blackstone had the right to exchange all or a portion of its ownership interest in Corebridge for shares of AIG's common stock. As a result of the consummation of the IPO on September 19, 2022, this exchange right of Blackstone was terminated. Also in November 2021, Corebridge declared a dividend payable to AIG Parent in the amount of $8.3 billion. In connection with such dividend, Corebridge issued a promissory note to AIG Parent in the amount of $8.3 billion (the Intercompany Note). The Intercompany Note was repaid to AIG Parent prior to the IPO of Corebridge with the proceeds of (i) the issuance by Corebridge, on April 5, 2022, of senior unsecured notes in the aggregate principal amount of $6.5 billion, (ii) the issuance by Corebridge, on August 23, 2022, of $1.0 billion aggregate principal amount of 6.875% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2052, and (iii) a portion of the $1.5 billion borrowing under Corebridge's $1.5 billion 3-Year Delayed Draw Term Loan Agreement.
Following the IPO, AIG owns 77.7 percent of the outstanding common stock of Corebridge and continues to consolidate the assets, liabilities, and results of operations of Corebridge in AIG’s Condensed Consolidated Financial Statements. The portion of equity interest of Corebridge that AIG does not own is reflected as noncontrolling interest in AIG’s Condensed Consolidated Financial Statements.
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
Our Investment Management Agreements with BlackRock
On March 28, 2022, we announced entry into a binding letter of intent with BlackRock pursuant to which certain of our insurance company subsidiaries would enter into separate investment management agreements with BlackRock. Since that date, certain of our insurance company subsidiaries have entered into such investment management agreements, with the expectation that certain additional insurance company subsidiaries will enter into such investment management agreements over the coming months. We are in the process of transferring the management of up to $150 billion of our investments in liquid fixed income and certain private placement assets, including up to $90 billion of the Corebridge investment portfolio, to BlackRock under such investment management agreements, and anticipate completing the transfer of a majority of such assets by the end of 2022. The investment management agreements contain detailed investment guidelines and reporting requirements. These agreements also contain reasonable and customary representations and warranties, standard of care, expense reimbursement, liability, indemnity and other provisions. The investment management agreements continue unless terminated by either party on 45 days’ notice or by us immediately for cause. We continue to be responsible for our overall investment portfolio, including decisions surrounding asset allocation, risk composition and investment strategy. There can be no assurance that all of such investment management agreements will be entered into as contemplated, or at all.

74	AIG | Third Quarter 2022 Form 10-Q

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

AIG | Third Quarter 2022 Form 10-Q	75

ITEM 2 | Executive Summary

FINANCIAL PERFORMANCE SUMMARY

Net Income (Loss) Attributable to AIG Common Shareholders
Three Months Ended September 30,
(in millions)

Quarterly 2022 and 2021 Comparison
Net income attributable to AIG common shareholders increased $1.0 billion due to the following, on a pre-tax basis:

•an increase in Net realized gains on Fortitude Re funds withheld embedded derivative of $2.0 billion driven by interest rate movements, partially offset by losses on Fortitude Re funds withheld assets of $86 million in 2022 compared to a gain of $190 million in 2021;

•an increase in Net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $825 million, driven by a $1.4 billion increase in derivative and hedge activity and gains on variable annuity embedded derivatives, net of hedging partially offset by losses on sales of alternative investments and real estate of $199 million and other securities of $133 million and unfavorable effects of foreign exchange of $117 million; and

•higher underwriting income in General Insurance of $148 million reflecting the continued earn-in of positive rate change and strength of renewal retentions and new business production, favorable business mix changes, as well as increased favorable prior year development. Underwriting income was negatively impacted by unfavorable movements in foreign exchange.

The increase in Net income attributable to AIG common shareholders was partially offset by the following:

•lower net investment income of $1.0 billion primarily driven by declines in alternative investments of $731 million and fair value of fixed maturity securities of $276 million, where we elected the fair value option as a result of negative equity market performance.

•higher income attributable to noncontrolling interest of $262 million driven by the sale of 9.9 percent interest of Corebridge to Blackstone in December 2021 of $242 million.
The $367 million increase in income tax expense was primarily attributable to higher income from continuing operations.
For further discussion see Consolidated Results of Operations.

76	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Executive Summary

Net Income (Loss) Attributable to AIG Common Shareholders Nine Months Ended September 30, (in millions)

Year-to-Date 2022 and 2021 Comparison
Net income attributable to AIG common shareholders increased $4.4 billion due to the following, on a pre-tax basis:

•an increase in Net realized gains on Fortitude Re funds withheld embedded derivative of $7.7 billion driven by interest rate movements, partially offset by losses on Fortitude Re funds withheld assets of $312 million in 2022 compared to a gain of $536 million in 2021;

•an increase in Net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $2.1 billion, driven by a $4.2 billion increase in derivative and hedge activity and gains on variable annuity embedded derivatives, net of hedging, partially offset by losses on sales of securities of $856 million and sales of alternative investments and real estate of $233 million, unfavorable effects of foreign exchange $452 million and unfavorable movement in the allowance for credit losses on fixed maturity securities and loans of $316 million;

•higher underwriting income in General Insurance of $857 million reflecting the continued earn-in of positive rate change and strength of renewal retentions and new business production, favorable business mix changes, as well as increased favorable prior year development and lower catastrophe losses. Underwriting income was negatively impacted by unfavorable movements in foreign exchange.

•lower interest expense of $197 million primarily driven by interest savings of $172 million from $7.6 billion debt repurchases, through cash tender offers, and debt redemptions in the nine months ended September 30, 2022 as well as $646 million debt repurchases, through cash tender offers in the three months ended December 31, 2021 and interest savings of $56 million resulting from redemptions of $3.0 billion of debt in the nine months ended September 30, 2021 as well as interest savings from consolidated investment entities of $91 million. These decreases are partially offset by interest expense of $138 million on $6.5 billion Corebridge senior unsecured notes, $1.5 billion draw down on DDTL facility and $1 billion junior subordinated debt issued in the nine months ended September 30, 2022.

The increase in Net income attributable to AIG common shareholders was partially offset by the following:

•lower net investment income of $2.5 billion primarily driven by lower returns on our alternative investments of $1.1 billion, declines in fair value of fixed maturity securities, where we elected the fair value option of $947 million, and lower returns on available for sale fixed maturity securities of $431 million as a result of the higher rate environment and negative equity market performance.

•higher income attributable to noncontrolling interest of $909 million driven by the sale of 9.9 percent interest of Corebridge to Blackstone in December 2021 of $902 million.
The $1.7 billion increase in income tax expense was primarily attributable to higher income from continuing operations.
For further discussion see Consolidated Results of Operations.

AIG | Third Quarter 2022 Form 10-Q	77

ITEM 2 | Executive Summary

Adjusted Pre-Tax Income (Loss)* Three Months Ended September 30, (in millions)

Quarterly 2022 and 2021 Comparison

Adjusted pre-tax income decreased $401 million driven by lower net investment income at General Insurance ($209 million) and Life and Retirement ($431 million), primarily as a result of lower yield enhancement income and alternative investment income. In addition, Life and Retirement results were impacted by favorable impact from annual assumptions update of $109 million, lower DAC amortization and policyholder benefits, net of premiums, excluding the impact of assumptions updates, as a result of lower mortality partially offset by lower variable annuity separate account returns of $89 million, and lower policy and advisory fee income, net of advisory fee expense, of $99 million, excluding the impact of assumptions updates, due to negative equity market performance.

This decrease was partially offset by higher underwriting income in General Insurance of $148 million as the calendar year combined ratio improved 2.4 points, reflecting the continued earn-in of positive rate change and strength of renewal retentions and new business production, favorable business mix changes, as well as increased favorable prior year development. Underwriting income was negatively impacted by unfavorable movements in foreign exchange.

Adjusted Pre-Tax Income* Nine Months Ended September 30, (in millions)

Year-to-Date 2022 and 2021 Comparison

Adjusted pre-tax income decreased $492 million driven by lower net investment income at General Insurance ($489 million) and Life and Retirement ($1.0 billion), primarily as a result of lower yield enhancement income and alternative investment income. In addition, Life and Retirement results were impacted by a favorable impact from annual assumptions updates of $109 million and lower policy and advisory fee income, net of advisory fee expense of $176 million, excluding the impact of assumptions update, due to negative equity market performance.

This decrease was partially offset by higher underwriting income in General Insurance ($857 million) as the calendar year combined ratio improved 4.4 points, reflecting the continued earn-in of positive rate change and strength of renewal retentions and new business production, favorable business mix changes, as well as increased favorable prior year development and lower catastrophe losses. Underwriting income was negatively impacted by unfavorable movements in foreign exchange.

*Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG’S OUTLOOK – INDUSTRY AND ECONOMIC FACTORS
Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under challenging market conditions in the first nine months of 2022, characterized by factors such as the impact of COVID-19 and the related governmental and societal responses, rising interest rates, inflationary pressures, an uneven global economic recovery and global trade tensions. Responses by central banks and monetary authorities with respect to inflation, growth concerns and other macroeconomic factors have also affected global exchange rates and volatility.
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

78	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Executive Summary

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
Impact of Changes in the Interest Rate Environment and Equity Markets
Key U.S. benchmark rates have continued to rise during the first nine months of 2022 as markets react to heightened inflation measures, geopolitical risk, and the Board of Governors of the Federal Reserve System raising short term interest rates for the first time since 2018. As of September 30, 2022, due to increases in benchmark rates, combined with general widening of credit spreads, the yield on new investments has generally exceeded the yield on asset maturities and redemptions (runoff yield). The yield pick-up of new investments over the runoff assets has widened to more than 100 basis points during three months ended September 30, 2022. This combined with resetting of coupon rates on floating rate securities have steadily improved the overall portfolio yields. However, the key benchmark rates remain highly volatile. We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
Equity Markets
Our financial results are impacted by the performance of equity markets which impacts the performance of our alternative investment portfolio, fee income, net amount at risk, policyholder benefits and DAC on our variable annuity portfolio. For instance, in our variable annuity separate accounts, mutual fund assets and brokerage and advisory assets, we generally earn fee income based on the account value, which fluctuates with the equity markets as a significant amount of these assets are invested in equity funds. The impact of equity market returns, both increases and decreases, is reflected in our results due to the impact on the account value and the fair values of equity-exposed securities in our Life and Retirement investment portfolio.
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
Annuity Sales and Surrenders
The rising rate environment and our partnership with Blackstone have provided a strong tailwind for fixed annuity sales with sales in the three to five‑year products significantly increasing. Continued rising interest rates could create the potential for increased sales, but may also drive higher surrenders. Fixed annuities have surrender charge periods, generally in the three-to-seven year range. Fixed index annuities have surrender charge periods, generally in the five-to-ten year range, and within our Group Retirement segment, certain of our fixed investment options are subject to other withdrawal restrictions, which may help mitigate increased early surrenders in a rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to contract holders have driven better than expected persistency in fixed annuities, although the reserves for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio. We closely monitor surrenders of fixed annuities as contracts with lower minimum interest rates come out of the surrender charge period. Changes in interest rates significantly impact the valuation of our liabilities for annuities with guaranteed living benefit features and the value of the related hedging portfolio.
Reinvestment and Spread Management
We actively monitor fixed income markets, including the level of interest rates, credit spreads and the shape of the yield curve. We also frequently review our interest rate assumptions and actively manage the crediting rates used for new and in-force business. Business strategies continue to evolve and we attempt to maintain profitability of the overall business in light of the interest rate environment. A rising interest rate environment results in improved yields on new investments and improves margins for our Life and Retirement business while also making certain products, such as fixed annuities, more attractive to potential customers. However, the rising rate environment has resulted in lower values on general and separate accounts assets, mutual fund assets and brokerage and advisory assets that hold investments in fixed income assets.
For additional information on our investment and asset-liability management strategies see Investments.

AIG | Third Quarter 2022 Form 10-Q	79

ITEM 2 | Executive Summary

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
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 67 percent were crediting at the contractual minimum guaranteed interest rate as of September 30, 2022. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent were 55 percent and 58 percent as of September 30, 2022 and December 31, 2021, respectively. In the universal life products in our Life Insurance business, 66 percent and 67 percent of the account values were crediting at the contractual minimum guaranteed interest rate as of September 30, 2022 and December 31, 2021, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.
The following table presents fixed annuity and universal life account values of our Individual Retirement, Group Retirement and Life Insurance operating segments by contractual minimum guaranteed interest rate and current crediting rates, excluding balances ceded to Fortitude Re:

	Current Crediting Rates
September 30, 2022		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
<=1%	$9,822	$1,656	$20,778	$32,256
> 1% - 2%	4,261	24	1,960	6,245
> 2% - 3%	9,790	—	17	9,807
> 3% - 4%	7,805	40	6	7,851
> 4% - 5%	464	—	5	469
> 5% - 5.5%	33	—	4	37
Total Individual Retirement	$32,175	$1,720	$22,770	$56,665
Group Retirement*
<=1%	$3,726	$1,614	$5,178	$10,518
> 1% - 2%	6,024	437	23	6,484
> 2% - 3%	14,449	—	—	14,449
> 3% - 4%	690	—	—	690
> 4% - 5%	6,943	—	—	6,943
> 5% - 5.5%	159	—	—	159
Total Group Retirement	$31,991	$2,051	$5,201	$39,243
Universal life insurance
<=1%	$—	$—	$—	$—
> 1% - 2%	106	24	353	483
> 2% - 3%	235	635	1,112	1,982
> 3% - 4%	1,374	183	192	1,749
> 4% - 5%	2,999	—	—	2,999
> 5% - 5.5%	224	—	—	224
Total universal life insurance	$4,938	$842	$1,657	$7,437
Total	$69,104	$4,613	$29,628	$103,345
Percentage of total	67%	4%	29%	100%
*Individual Retirement and Group Retirement amounts shown include fixed options within variable annuity products.

80	AIG | Third Quarter 2022 Form 10-Q

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
General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
Rate for 1 USD	2022	2021	Change	2022	2021	Change
Currency:
GBP	0.83	0.72	15%	0.78	0.72	8%
EUR	0.97	0.84	15%	0.93	0.83	12%
JPY	135.35	110.06	23%	124.80	107.77	16%
Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

AIG | Third Quarter 2022 Form 10-Q	81

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three- and nine-month periods ended September 30, 2022 and 2021. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.
For information regarding the Critical Accounting Estimates that affect our results of operations see Critical Accounting Estimates in this MD&A and Part II, Item 7. MD&A – Critical Accounting Estimates in the 2021 Annual Report.
The following table presents our consolidated results of operations and other key financial metrics:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
(in millions)	2022	2021	Change	2022	2021	Change
Revenues:
Premiums	$7,832	$7,504	4%	$22,458	$21,925	2%
Policy fees	732	714	3	2,238	2,269	(1)
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	2,513	3,220	(22)	7,875	9,559	(18)
Net investment income - Fortitude Re funds withheld assets	155	495	(69)	634	1,488	(57)
Total net investment income	2,668	3,715	(28)	8,509	11,047	(23)
Net realized gains (losses):
Net realized gains - excluding Fortitude Re funds withheld assets and embedded derivative	1,504	679	122	3,447	1,331	159
Net realized gains (losses) on Fortitude Re funds withheld assets	(86)	190	NM	(312)	536	NM
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	1,757	(209)	NM	7,851	117	NM
Total net realized gains	3,175	660	381	10,986	1,984	454
Other income	195	242	(19)	660	745	(11)
Total revenues	14,602	12,835	14	44,851	37,970	18
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,187	5,959	4	16,565	17,182	(4)
Interest credited to policyholder account balances	951	923	3	2,738	2,663	3
Amortization of deferred policy acquisition costs	1,248	1,260	(1)	3,983	3,479	14
General operating and other expenses	2,093	2,240	(7)	6,497	6,546	(1)
Interest expense	282	328	(14)	811	1,008	(20)
Loss on extinguishment of debt	—	51	NM	299	149	101
Net gain on divestitures	(6)	(102)	94	(45)	(108)	58
Total benefits, losses and expenses	10,755	10,659	1	30,848	30,919	—
Income from continuing operations before income tax expense	3,847	2,176	77	14,003	7,051	99
Income tax expense	806	439	84	2,913	1,234	136
Income from continuing operations	3,041	1,737	75	11,090	5,817	91
Income (loss) from discontinued operations, net of income taxes	—	—	NM	(1)	—	NM
Net income	3,041	1,737	75	11,089	5,817	91
Less: Net income attributable to noncontrolling interests	332	70	374	1,084	175	NM
Net income attributable to AIG	2,709	1,667	63	10,005	5,642	77
Less: Dividends on preferred stock	7	7	—	22	22	—
Net income attributable to AIG common shareholders	$2,702	$1,660	63%	$9,983	$5,620	78%

82	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Consolidated Results of Operations

(in millions, except per common share data)	September 30, 2022	December 31, 2021
Balance sheet data:
Total assets	$522,932	$596,112
Short-term and long-term debt	24,508	23,741
Debt of consolidated investment entities	5,924	6,422
Total AIG shareholders’ equity	39,023	65,956
Book value per common share	51.58	79.97
Adjusted book value per common share	73.28	68.83
The following table presents a reconciliation of Book value per common share to Adjusted book value per common share, which is a non-GAAP measure. For additional information see Use of Non-GAAP Measures.

(in millions, except per common share data)	September 30, 2022	December 31, 2021
Total AIG shareholders' equity	$39,023	$65,956
Preferred equity	485	485
Total AIG common shareholders' equity	38,538	65,471
Less: Deferred tax assets	4,556	5,221
Less: Accumulated other comprehensive income (loss)	(23,793)	6,687
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(3,021)	2,791
Subtotal: AOCI plus cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(20,772)	3,896
Adjusted common shareholders' equity	$54,754	$56,354

Total common shares outstanding	747.2	818.7

Book value per common share	$51.58	$79.97
Adjusted book value per common share	73.28	68.83
The following table presents a reconciliation of Return on common equity to Adjusted return on common equity, which is a non-GAAP measure. For additional information see Use of Non-GAAP Measures.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(dollars in millions)	2022	2021	2022	2021	2021
Actual or annualized net income (loss) attributable to AIG common shareholders	$10,808	$6,640	$13,311	$7,493	$9,359
Actual or annualized adjusted after-tax income attributable to AIG common shareholders	2,036	3,348	3,416	4,121	4,430

Average AIG common shareholders' equity	$41,699	$64,988	$51,082	$64,512	$64,704
Less: Average DTA	4,569	7,229	4,794	7,476	7,025
Less: Average AOCI	(20,725)	9,408	(10,166)	9,698	9,096
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,622)	3,154	(601)	3,303	3,200
Subtotal: AOCI plus cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(18,103)	6,254	(9,565)	6,395	5,896
Average adjusted AIG common shareholders' equity	$55,233	$51,505	$55,853	$50,641	$51,783
Return on common equity	25.9%	10.2%	26.1%	11.6%	14.5%
Adjusted return on common equity	3.7%	6.5%	6.1%	8.1%	8.6%

AIG | Third Quarter 2022 Form 10-Q	83

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of revenues to adjusted revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenues	$14,602	$12,835	$44,851	$37,970
Changes in fair value of securities used to hedge guaranteed living benefits	(14)	(14)	(41)	(46)
Changes in the fair value of equity securities	(16)	45	41	36
Other (income) expense - net	7	6	23	14
Net investment income on Fortitude Re funds withheld assets	(155)	(495)	(634)	(1,488)
Net realized (gains) losses on Fortitude Re funds withheld assets	86	(190)	312	(536)
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	(1,757)	209	(7,851)	(117)
Net realized gains*	(1,446)	(643)	(3,242)	(1,192)
Non-operating litigation reserves and settlements	(8)	—	(46)	—
Adjusted revenues	$11,299	$11,753	$33,413	$34,641
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
The following table presents a reconciliation of pre-tax income (loss)/net income (loss) attributable to AIG to adjusted pre-tax income (loss)/adjusted after-tax income (loss) attributable to AIG:

Three Months Ended September 30,	2022				2021
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(d)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(d)	After Tax
Pre-tax income/net income, including noncontrolling interests	$3,847	$806	$—	$3,041	$2,176	$439	$—	$1,737
Noncontrolling interests			(332)	(332)			(70)	(70)
Pre-tax income/net income attributable to AIG	$3,847	$806	$(332)	$2,709	$2,176	$439	$(70)	$1,667
Dividends on preferred stock				7				7
Net income attributable to AIG common shareholders				$2,702				$1,660
Changes in uncertain tax positions and other tax adjustments(a)		2	—	(2)		35	—	(35)
Deferred income tax valuation allowance charges(b)		(8)	—	8		(45)	—	45
Changes in fair value of securities used to hedge guaranteed living benefits	(6)	(1)	—	(5)	(26)	(5)	—	(21)
Changes in benefit reserves and DAC, VOBA and DSI related to net realized gains (losses)	28	6	—	22	(9)	(3)	—	(6)
Changes in the fair value of equity securities	(16)	(3)	—	(13)	45	7	—	38
Loss on extinguishment of debt	—	—	—	—	51	10	—	41
Net investment income on Fortitude Re funds withheld assets	(155)	(32)	—	(123)	(495)	(103)	—	(392)
Net realized (gains) losses on Fortitude Re funds withheld assets	86	17	—	69	(190)	(40)	—	(150)
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	(1,757)	(369)	—	(1,388)	209	44	—	165
Net realized gains(c)	(1,449)	(299)	—	(1,150)	(652)	(132)	—	(520)
Loss from discontinued operations				—				—
Net gain on divestitures	(6)	(1)	—	(5)	(102)	(22)	—	(80)
Non-operating litigation reserves and settlements	(3)	(1)	—	(2)	3	—	—	3
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	(62)	(13)	—	(49)	(115)	(23)	—	(92)
Net loss reserve discount charge	10	2	—	8	72	15	—	57
Pension expense related to a one-time lump sum payment to former employees	—	—	—	—	27	6	—	21
Integration and transaction costs associated with acquiring or divesting businesses	52	11	—	41	11	3	—	8
Restructuring and other costs	147	29	—	118	104	22	—	82
Non-recurring costs related to regulatory or accounting changes	9	2	—	7	17	4	—	13
Noncontrolling interests(d)			271	271			—	—
Adjusted pre-tax income/Adjusted after-tax income attributable to AIG common shareholders	$725	$148	$(61)	$509	$1,126	$212	$(70)	$837
Weighted average diluted shares outstanding				771.1				864.0
Income per common share attributable to AIG common shareholders (diluted)				$3.50				$1.92
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)				$0.66				$0.97

84	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Nine Months Ended September 30,	2022				2021
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(d)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(d)	After Tax
Pre-tax income/net income, including noncontrolling interests	$14,003	$2,913	$—	$11,089	$7,051	$1,234	$—	$5,817
Noncontrolling interests			(1,084)	(1,084)			(175)	(175)
Pre-tax income/net income attributable to AIG	$14,003	$2,913	$(1,084)	$10,005	$7,051	$1,234	$(175)	$5,642
Dividends on preferred stock				22				22
Net income attributable to AIG common shareholders				$9,983				$5,620
Changes in uncertain tax positions and other tax adjustments(a)		90	—	(90)		901	—	(901)
Deferred income tax valuation allowance (releases) charges(b)		15	—	(15)		(706)	—	706
Changes in fair value of securities used to hedge guaranteed living benefits	(29)	(6)	—	(23)	(61)	(12)	—	(49)
Changes in benefit reserves and DAC, VOBA and DSI related to net realized gains (losses)	429	90	—	339	74	15	—	59
Changes in the fair value of equity securities	41	9	—	32	36	5	—	31
Loss on extinguishment of debt	299	63	—	236	149	31	—	118
Net investment income on Fortitude Re funds withheld assets	(634)	(133)	—	(501)	(1,488)	(312)	—	(1,176)
Net realized (gains) losses on Fortitude Re funds withheld assets	312	65	—	247	(536)	(113)	—	(423)
Net realized gains on Fortitude Re funds withheld embedded derivative	(7,851)	(1,649)	—	(6,202)	(117)	(24)	—	(93)
Net realized gains(c)	(3,257)	(734)	—	(2,523)	(1,220)	(260)	—	(960)
Loss from discontinued operations				1				—
Net gain on divestitures	(45)	(9)	—	(36)	(108)	(23)	—	(85)
Non-operating litigation reserves and settlements	(41)	(9)	—	(32)	3	—	—	3
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	(206)	(43)	—	(163)	(199)	(41)	—	(158)
Net loss reserve discount charge	4	1	—	3	62	13	—	49
Pension expense related to a one-time lump sum payment to former employees	—	—	—	—	27	6	—	21
Integration and transaction costs associated with acquiring or divesting businesses	136	29	—	107	55	12	—	43
Restructuring and other costs	415	85	—	330	304	64	—	240
Non-recurring costs related to regulatory or accounting changes	22	5	—	17	58	12	—	46
Noncontrolling interests(d)			852	852			—	—
Adjusted pre-tax income/Adjusted after-tax income attributable to AIG common shareholders	$3,598	$782	$(232)	$2,562	$4,090	$802	$(175)	$3,091
Weighted average diluted shares outstanding				799.1				871.0
Income per common share attributable to AIG common shareholders (diluted)				$12.49				$6.45
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)				$3.21				$3.55
(a)Nine months ended September 30, 2021 includes the completion of audit activity by the Internal Revenue Service (IRS).
(b)Nine months ended September 30, 2021 includes an increase in the valuation allowance against a portion of certain tax attribute carryforwards of AIG's U.S. federal consolidated income tax group, as well as net valuation allowance release in certain foreign jurisdictions.
(c)Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.
(d)Includes the portion of equity interest of Corebridge that AIG does not own and realized non-operating gains on consolidated investment entities.
PRE-TAX INCOME (LOSS) QUARTERLY AND YEAR-TO-DATE COMPARISON FOR 2022 AND 2021
Pre-tax income was $3.8 billion in the three-month period ended September 30, 2022 compared to $2.2 billion in the same period in 2021.
Pre-tax income was $14.0 billion in the nine-month period ended September 30, 2022 compared to $7.1 billion in the same period in 2021.
For the main drivers impacting AIG’s results of operations, see Executive Summary – Financial Performance Summary – Net Income (Loss) Attributable to AIG Common Shareholders.

AIG | Third Quarter 2022 Form 10-Q	85

ITEM 2 | Consolidated Results of Operations

U.S. TAX LAW CHANGES
On August 16, 2022, President Biden signed the Inflation Reduction Act (IRA) of 2022 (H.R. 5376), which finances climate and energy provisions and an extension of enhanced subsidies under the Affordable Care Act. Key provisions include a 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period, a 1 percent stock buyback tax, increased IRS enforcement funding, and Medicare's new ability to negotiate prescription drug prices. CAMT and the stock buyback tax are effective for tax years beginning after December 31, 2022. The tax provisions of IRA are not expected to have a material impact on AIG’s financial results. However, the CAMT may impact our U.S. cash tax liabilities.
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
INCOME TAX EXPENSE ANALYSIS
For the three-month period ended September 30, 2022, the effective tax rate on income from continuing operations was 21.0 percent. While the effective tax rate on income from continuing operations does not differ from the statutory tax rate of 21 percent tax benefits associated with tax exempt income and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities, offset by tax charges associated with the effect of foreign operations, state and local income taxes, and non-deductible transfer pricing charges. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the nine-month period ended September 30, 2022, the effective tax rate on income from continuing operations was 20.8 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with tax exempt income, reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities, excess tax benefits related to share based compensation payments recorded through the income statement and tax adjustments related to prior year returns. These tax benefits were partially offset by tax charges associated with the effect of foreign operations, state and local income taxes, and non-deductible transfer pricing charges. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
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

86	AIG | Third Quarter 2022 Form 10-Q

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
General Insurance
North America - Underwriting income (loss)	$(439)	$(166)	$223	$(199)
International - Underwriting income	607	186	1,190	755
Net investment income	582	791	1,805	2,294
General Insurance	750	811	3,218	2,850
Life and Retirement
Individual Retirement	200	292	788	1,441
Group Retirement	183	316	572	970
Life Insurance	123	134	231	114
Institutional Markets	83	135	285	417
Life and Retirement	589	877	1,876	2,942
Other Operations
Other Operations before consolidation and eliminations	(467)	(370)	(1,086)	(1,240)
Consolidation and eliminations	(147)	(192)	(410)	(462)
Other Operations	(614)	(562)	(1,496)	(1,702)
Adjusted pre-tax income	$725	$1,126	$3,598	$4,090

AIG | Third Quarter 2022 Form 10-Q	87

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

88	AIG | Third Quarter 2022 Form 10-Q

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

OUTLOOK – INDUSTRY AND ECONOMIC FACTORS
Below is a discussion of the industry and economic factors impacting our operating segments:
The results of General Insurance for the nine months ended September 30, 2022 reflect continued strong performance from our Commercial Lines portfolio and focused execution on our portfolio management strategies within Personal Insurance. Across our North America and International Commercial Lines of business we have seen increased demand for our insurance products with continued positive rate change and improvement in terms and conditions. We continue to monitor inflationary impacts resulting from government stimulus in recent years, ongoing labor force and supply chain disruptions and rising commodity prices, among other factors, on rate adequacy and loss cost trends. Similarly, we are monitoring the responsive monetary policy actions taken or anticipated to be taken by central banks, to curb inflation and the corresponding impact on market interest rates.

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

AIG | Third Quarter 2022 Form 10-Q	89

ITEM 2 | Business Segment Operations | General Insurance

General Insurance – International
We are continuing to pursue growth in our most profitable lines of business and diversify our portfolio across all regions by expanding key business lines (i.e. Financial Lines and Accident & Health) while remaining a market leader in key developed and developing markets. Overall, Commercial Lines continue to show positive rate change, particularly in our Financial Lines, Property, Energy and Marine portfolios and across international markets where market events or withdrawal of capability and capacity have favorably impacted pricing. We are maintaining our underwriting discipline, reducing gross and net limits where appropriate, utilizing reinsurance to reduce volatility, as well as continuing our risk selection strategy to improve profitability.
Personal Insurance focuses on individual customers, as well as group and corporate clients. Although market competition within Personal Insurance has increased, we continue to benefit from the underwriting quality and portfolio diversity.

GENERAL INSURANCE RESULTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Underwriting results:
Net premiums written	$6,403	$6,590	(3)%	$19,902	$19,929	—%
(Increase) decrease in unearned premiums	4	(167)	NM	(853)	(1,425)	40
Net premiums earned	6,407	6,423	—	19,049	18,504	3
Losses and loss adjustment expenses incurred(a)	4,326	4,392	(2)	11,726	12,050	(3)
Acquisition expenses:
Amortization of deferred policy acquisition costs	909	892	2	2,662	2,619	2
Other acquisition expenses	260	380	(32)	992	1,026	(3)
Total acquisition expenses	1,169	1,272	(8)	3,654	3,645	—
General operating expenses	744	739	1	2,256	2,253	—
Underwriting income	168	20	NM	1,413	556	154
Net investment income	582	791	(26)	1,805	2,294	(21)
Adjusted pre-tax income	$750	$811	(8)%	$3,218	$2,850	13%
Loss ratio(a)	67.5	68.4	(0.9)	61.6	65.1	(3.5)
Acquisition ratio	18.2	19.8	(1.6)	19.2	19.7	(0.5)
General operating expense ratio	11.6	11.5	0.1	11.8	12.2	(0.4)
Expense ratio	29.8	31.3	(1.5)	31.0	31.9	(0.9)
Combined ratio(a)	97.3	99.7	(2.4)	92.6	97.0	(4.4)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(9.8)	(9.7)	(0.1)	(5.5)	(6.4)	0.9
Prior year development, net of reinsurance and prior year premiums	0.9	0.5	0.4	1.7	0.7	1.0
Accident year loss ratio, as adjusted	58.6	59.2	(0.6)	57.8	59.4	(1.6)
Accident year combined ratio, as adjusted	88.4	90.5	(2.1)	88.8	91.3	(2.5)
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

90	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

	Three Months Ended September 30,		Percentage Change in		Nine Months Ended September 30,		Percentage Change in
(in millions)	2022	2021	U.S. dollars	Original Currency	2022	2021	U.S. dollars	Original Currency
North America	$3,138	$3,005	4%	5%	$9,690	$9,091	7%	7%
International	3,265	3,585	(9)	2	10,212	10,838	(6)	2
Total net premiums written	$6,403	$6,590	(3)%	3%	$19,902	$19,929	—%	4%
The following tables present General Insurance accident year catastrophes(a) by geography and number of events:

(in millions)	# of Events		North America	International	Total
Three Months Ended September 30, 2022
Flooding, rainstorms and other	3		$18	$—	$18
Windstorms and hailstorms	13		486	97	583
Winter storms	2		—	—	—
Earthquakes	1		—	(1)	(1)
Russia / Ukraine	N/A	(b)	—	—	—
Reinstatement premiums			52	3	55
Total catastrophe-related charges	19		$556	$99	$655
Three Months Ended September 30, 2021
Flooding, rainstorms and other	5		$95	$122	$217
Windstorms and hailstorms	7		376	46	422
Winter storms	3		(61)	(15)	(76)
Wildfires	2		35	—	35
Earthquakes	—		—	—	—
Civil unrest	1		5	25	30
Reinstatement premiums			(11)	1	(10)
Total catastrophe-related charges	18		$439	$179	$618
Nine Months Ended September 30, 2022
Flooding, rainstorms and other	3		$53	$107	$160
Windstorms and hailstorms	13		552	147	699
Winter storms	2		10	18	28
Earthquakes	1		—	21	21
Russia / Ukraine	N/A	(b)	—	85	85
Reinstatement premiums			53	18	71
Total catastrophe-related charges	19		$668	$396	$1,064
Nine Months Ended September 30, 2021
Flooding, rainstorms and other	5		$95	$132	$227
Windstorms and hailstorms	7		458	46	504
Winter storms	3		288	65	353
Wildfires	2		35	—	35
Earthquakes	1		—	19	19
Civil unrest	1		5	25	30
Reinstatement premiums			7	15	22
Total catastrophe-related charges	19		$888	$302	$1,190
(a)Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil unrest that exceed the $10 million threshold.
(b)As the Russia/Ukraine conflict continues to evolve the number of events is yet to be determined.

AIG | Third Quarter 2022 Form 10-Q	91

ITEM 2 | Business Segment Operations | General Insurance

NORTH AMERICA RESULTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Underwriting results:
Net premiums written	$3,138	$3,005	4%	$9,690	$9,091	7%
(Increase) decrease in unearned premiums	2	(98)	NM	(789)	(1,111)	29
Net premiums earned	3,140	2,907	8	8,901	7,980	12
Losses and loss adjustment expenses incurred(a)	2,757	2,308	19	6,214	6,020	3
Acquisition expenses:
Amortization of deferred policy acquisition costs	434	347	25	1,176	963	22
Other acquisition expenses	74	136	(46)	371	343	8
Total acquisition expenses	508	483	5	1,547	1,306	18
General operating expenses	314	282	11	917	853	8
Underwriting income (loss)	$(439)	$(166)	(164)%	$223	$(199)	NM	%
Loss ratio(a)	87.8	79.4	8.4	69.8	75.4	(5.6)
Acquisition ratio	16.2	16.6	(0.4)	17.4	16.4	1.0
General operating expense ratio	10.0	9.7	0.3	10.3	10.7	(0.4)
Expense ratio	26.2	26.3	(0.1)	27.7	27.1	0.6
Combined ratio(a)	114.0	105.7	8.3	97.5	102.5	(5.0)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(17.2)	(15.2)	(2.0)	(7.3)	(11.1)	3.8
Prior year development, net of reinsurance and prior year premiums	(8.6)	1.0	(9.6)	(0.7)	1.7	(2.4)
Accident year loss ratio, as adjusted	62.0	65.2	(3.2)	61.8	66.0	(4.2)
Accident year combined ratio, as adjusted	88.2	91.5	(3.3)	89.5	93.1	(3.6)
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
Business and Financial Highlights

North America Net Premiums Written Three Months Ended September 30, (in millions)

Quarterly 2022 and 2021 Comparison

Net premiums written increased by $133 million primarily due to growth in Commercial Lines ($181 million), particularly in Property, AIG Re and Casualty, driven by continued positive rate change, higher renewal retentions and strong new business production, as well as growth in Crop Risk Services driven by higher commodity prices, partially offset by a decrease in Financial Lines due to volatility in capital markets and uncertain economic conditions.

This increase was partially offset by lower production in Personal Insurance ($48 million), particularly in Warranty as well as underwriting actions taken in PCG to improve profitability, partially offset by an increase in Travel.

92	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

North America Net Premiums Written Nine Months Ended September 30, (in millions)

Year-to-Date 2022 and 2021 Comparison

Net premiums written increased by $599 million primarily due to growth in Commercial Lines ($609 million), particularly in Property, AIG Re and Casualty, driven by continued positive rate change, higher renewal retentions and strong new business production, as well as growth in Crop Risk Services driven by higher commodity prices, partially offset by a decrease in Financial Lines due to volatility in capital markets and uncertain economic conditions.

This increase was partially offset by lower production in Personal Insurance ($10 million), particularly in Warranty as well as underwriting actions taken in PCG to improve profitability, partially offset by an increase in Travel.

North America Underwriting Income (Loss) Three Months Ended September 30, (in millions)

Quarterly 2022 and 2021 Comparison
Underwriting loss increased by $273 million primarily due to:

•net unfavorable prior year reserve development in 2022 compared to net favorable development in 2021 (9.6 points or $306 million), primarily due to lower favorable development within PCG and higher unfavorable development in Financial Lines, partially offset by higher favorable development in Property and Crop Risk Services; and

•higher catastrophe losses (2.0 points or $117 million).

This higher underwriting loss was partially offset by:

•premium growth with improvement in the accident year loss ratio, as adjusted (3.2 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions; and

•lower expense ratio of (0.1) points reflecting a lower acquisition ratio (0.4 points) primarily driven by changes in business mix, partially offset by a higher general operating expense ratio (0.3 points).

AIG | Third Quarter 2022 Form 10-Q	93

ITEM 2 | Business Segment Operations | General Insurance

North America Underwriting Income (Loss) Nine Months Ended September 30, (in millions)

Year-to-Date 2022 and 2021 Comparison
Underwriting income of $223 million in 2022 compared to an underwriting loss of $199 million in 2021 primarily reflected:

•premium growth with improvement in the accident year loss ratio, as adjusted (4.2 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions; and

•lower catastrophe losses (3.8 points or $220 million).

This improvement was partially offset by:

•net unfavorable prior year reserve development in 2022 compared to net favorable prior year reserve development in 2021 (2.4 points or $221 million), primarily due to lower favorable development in PCG and higher unfavorable development within Financial Lines, partially offset by higher favorable development in Casualty, Property and Crop Risk Services; and

•higher expense ratio of 0.6 points reflecting a higher acquisition ratio (1.0 points) primarily driven by changes in business mix and reinsurance, partially offset by a lower general operating expense ratio (0.4 points) resulting from continued general expense discipline as we grow the portfolio.

North America Combined Ratios Three Months Ended September 30,

Quarterly 2022 and 2021 Comparison
The increase in the calendar year combined ratio of 8.3 points reflected an increase in loss ratio (8.4 points), partially offset by a slight decrease in expense ratio (0.1 points).

The increase in the loss ratio of 8.4 points reflected:

•net unfavorable prior year reserve development in 2022 compared to net favorable development in 2021 (9.6 points), primarily due to lower favorable development within PCG and higher unfavorable development in Financial Lines, partially offset by higher favorable development in Property and Crop Risk Services; and

•higher catastrophe losses (2.0 points); partially offset by

•premium growth with improvement in the accident year loss ratio, as adjusted (3.2 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions.

The decrease in the expense ratio of 0.1 points, reflected a lower acquisition ratio (0.4 points) primarily driven by changes in business mix, partially offset by higher general operating expense ratio (0.3 points).

94	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

North America Combined Ratios Nine Months Ended September 30,

Year-to-Date 2022 and 2021 Comparison
The decrease in the calendar year combined ratio of 5.0 points reflected a decrease in loss ratio (5.6 points) partially offset by an increase in expense ratio (0.6 points).

The decrease in the loss ratio of 5.6 points reflected:

•premium growth with improvement in the accident year loss ratio, as adjusted (4.2 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions; and

•lower catastrophe losses (3.8 points); partially offset by

•net unfavorable prior year reserve development in 2022 compared to net favorable development in 2021 (2.4 points), primarily due to lower favorable development in PCG and higher unfavorable development within Financial Lines, partially offset by higher favorable development in Casualty, Property and Crop Risk Services.

The increase in the expense ratio of 0.6 points reflected a higher acquisition ratio (1.0 points) primarily driven by changes in business mix and reinsurance, partially offset by a lower general operating expense ratio (0.4 points) resulting from continued general expense discipline as we grow the portfolio.

INTERNATIONAL RESULTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Underwriting results:
Net premiums written	$3,265	$3,585	(9)%	$10,212	$10,838	(6)%
(Increase) decrease in unearned premiums	2	(69)	NM	(64)	(314)	80
Net premiums earned	3,267	3,516	(7)	10,148	10,524	(4)
Losses and loss adjustment expenses incurred	1,569	2,084	(25)	5,512	6,030	(9)
Acquisition expenses:
Amortization of deferred policy acquisition costs	475	545	(13)	1,486	1,656	(10)
Other acquisition expenses	186	244	(24)	621	683	(9)
Total acquisition expenses	661	789	(16)	2,107	2,339	(10)
General operating expenses	430	457	(6)	1,339	1,400	(4)
Underwriting income	$607	$186	226%	$1,190	$755	58%
Loss ratio	48.0	59.3	(11.3)	54.3	57.3	(3.0)
Acquisition ratio	20.2	22.4	(2.2)	20.8	22.2	(1.4)
General operating expense ratio	13.2	13.0	0.2	13.2	13.3	(0.1)
Expense ratio	33.4	35.4	(2.0)	34.0	35.5	(1.5)
Combined ratio	81.4	94.7	(13.3)	88.3	92.8	(4.5)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(3.0)	(5.1)	2.1	(3.8)	(2.8)	(1.0)
Prior year development, net of reinsurance and prior year premiums	10.2	—	10.2	3.7	(0.1)	3.8
Accident year loss ratio, as adjusted	55.2	54.2	1.0	54.2	54.4	(0.2)
Accident year combined ratio, as adjusted	88.6	89.6	(1.0)	88.2	89.9	(1.7)

AIG | Third Quarter 2022 Form 10-Q	95

ITEM 2 | Business Segment Operations | General Insurance

Business and Financial Highlights

International Net Premiums Written Three Months Ended September 30, (in millions)

Quarterly 2022 and 2021 Comparison

Net premiums written, excluding the unfavorable impact of foreign exchange ($393 million), increased by $73 million due to growth in Commercial Lines ($95 million), notably Specialty and Property, driven by continued positive rate change and strong new business production.

This increase was partially offset by lower production in Personal Insurance ($22 million), where a decline in Warranty was partially offset by growth in Travel and Accident & Health.

International Net Premiums Written Nine Months Ended September 30, (in millions)

Year-to-Date 2022 and 2021 Comparison

Net premiums written, excluding the impact of unfavorable foreign exchange ($864 million), increased by $238 million due to growth in Commercial Lines ($385 million), notably Specialty, Property and Financial Lines driven by continued positive rate change and strong new business production.

This increase was partially offset by lower production in Personal Insurance ($147 million), where declines in Warranty and Personal Auto were partially offset by growth in Accident & Health and Travel.

96	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

International Underwriting Income (Loss) Three Months Ended September 30, (in millions)

Quarterly 2022 and 2021 Comparison
Underwriting income increased by $421 million primarily due to:

•net favorable prior year reserve development in 2022 (10.2 points or $334 million), primarily as a result of lower unfavorable development in Financial Lines and higher favorable development in Specialty and Property;

•lower catastrophe losses (2.1 points or $(80) million); and

•a lower expense ratio (2.0 points), including a lower acquisition ratio (2.2 points) primarily driven by changes in business mix and improved commission terms, partially offset by a slight increase in the general operating expense ratio (0.2 points).

This increase was partially offset by a higher accident year loss ratio, as adjusted (1.0 points) primarily driven by Accident & Health, partially offset by benefit from continued positive rate change, focused risk selection and improved terms and conditions.

International Underwriting Income (Loss) Nine Months Ended September 30, (in millions)

Year-to-Date 2022 and 2021 Comparison
Underwriting income increased by $435 million primarily due to:

•net favorable prior year reserve development in 2022 compared to net adverse prior year reserve development in 2021 (3.8 points or $390 million), primarily as a result of lower unfavorable development in Financial Lines and higher favorable development in Specialty and Property;

•a lower expense ratio (1.5 points), including a lower acquisition ratio (1.4 points) primarily driven by changes in business mix, improved commission terms and reinsurance program changes, as well as a lower general operating expense ratio (0.1 points), which reflects continued general expense discipline; and

•improvement in the accident year loss ratio, as adjusted (0.2 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions.

These increases were partially offset by higher catastrophe losses (1.0 points or $94 million).

AIG | Third Quarter 2022 Form 10-Q	97

ITEM 2 | Business Segment Operations | General Insurance

International Combined Ratios Three Months Ended September 30,

Quarterly 2022 and 2021 Comparison
The decrease in the calendar year combined ratio of 13.3 points reflected a decrease in both the loss ratio (11.3 points) and the expense ratio (2.0 points).

The decrease in the loss ratio of 11.3 points reflected:

•net favorable prior year reserve development in 2022 (10.2 points), primarily as a result of lower unfavorable development in Financial Lines and higher favorable development in Specialty and Property; and

•lower catastrophe losses (2.1 points); partially offset by

•higher accident year loss ratio, as adjusted (1.0 points) primarily driven by Accident & Health, partially offset by benefit from continued positive rate change, focused risk selection and improved terms and conditions.

The decrease in the expense ratio of 2.0 points reflected a lower acquisition ratio (2.2 points) primarily driven by changes in business mix and improved commission terms, partially offset by a higher general operating expense ratio (0.2 points).

International Combined Ratios Nine Months Ended September 30,

Year-to-Date 2022 and 2021 Comparison
The decrease in the calendar year combined ratio of 4.5 points reflected a decrease in both the loss ratio (3.0 points) and the expense ratio (1.5 points).

The decrease in the loss ratio of 3.0 points reflected:

•net favorable prior year reserve development in 2022 compared to net unfavorable prior year reserve development in 2021 (3.8 points), primarily as a result of lower unfavorable development in Financial Lines and higher favorable development in Specialty and Property; and

•improvement in the accident year loss ratio, as adjusted (0.2 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions; partially offset by

•higher catastrophe losses (1.0 points).

The decrease in the expense ratio of 1.5 points reflected:

•lower acquisition ratio (1.4 points) primarily driven by changes in business mix, improved commission terms and reinsurance program changes; and
•lower general operating expense ratio (0.1 points), which reflects continued general expense discipline.

98	AIG | Third Quarter 2022 Form 10-Q

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

FHLB Funding Agreements Funding agreements are issued by our U.S. Life and Retirement companies to FHLBs in their respective districts at fixed or floating rates over specified periods, which can be prepaid at our discretion. Proceeds are generally invested in fixed income securities and other suitable investments to generate spread income. These investment contracts do not have mortality or morbidity risk and are similar to GICs.

AIG | Third Quarter 2022 Form 10-Q	99

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

Institutional Markets continues to grow its assets under management across multiple product lines, including stable value wrap, GICs and pension risk transfer annuities. Our growth strategy is transactional and allows us to pursue select transactions that meet our risk-adjusted return requirements.

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

100	AIG | Third Quarter 2022 Form 10-Q

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
On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. On November 2, 2021, AIG and Blackstone completed the acquisition by Blackstone of a 9.9 percent equity stake in Corebridge, which is the holding company for AIG’s Life and Retirement business. On September 19, 2022, Corebridge completed the IPO in which AIG sold 80 million shares of Corebridge common stock to the public. Following the IPO, AIG owns 77.7 percent of the outstanding common stock of Corebridge. On November 1, 2021, Corebridge declared a dividend payable to AIG Parent in the amount of $8.3 billion. In connection with such dividend, Corebridge issued a promissory note to AIG Parent in the amount of $8.3 billion. This promissory note was repaid to AIG Parent prior to the completion of the IPO of Corebridge.
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

Individual Retirement
Increasing life expectancy and reduced expectations for traditional retirement income from defined benefit programs and fixed income securities are leading Americans to seek additional financial security as they approach retirement. The strong demand for fixed index and fixed annuities with guaranteed living benefit features has attracted increased competition in this product space. In response to the low interest rate environment that prevailed over the past several years we have developed guaranteed living benefits for variable, fixed index and fixed annuities with margins that are less sensitive to the level of interest rates.
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

AIG | Third Quarter 2022 Form 10-Q	101

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

LIFE AND RETIREMENT RESULTS

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
(in millions)	2022	2021		2022	2021
Adjusted revenues:
Premiums	$1,404	$1,041	35%	$3,363	$3,286	2%
Policy fees	732	715	2	2,238	2,270	(1)
Net investment income	2,004	2,435	(18)	6,122	7,164	(15)
Advisory fee and other income	196	253	(23)	633	750	(16)
Total adjusted revenues	4,336	4,444	(2)	12,356	13,470	(8)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	1,888	1,544	22	4,985	5,024	(1)
Interest credited to policyholder account balances	943	935	1	2,716	2,687	1
Amortization of deferred policy acquisition costs	315	382	(18)	896	775	16
Non deferrable insurance commissions	156	168	(7)	483	471	3
Advisory fee expenses	65	77	(16)	201	245	(18)
General operating expenses	373	428	(13)	1,181	1,224	(4)
Interest expense	7	33	(79)	18	102	(82)
Total benefits, losses and expenses	3,747	3,567	5	10,480	10,528	—
Adjusted pre-tax income	$589	$877	(33)%	$1,876	$2,942	(36)%
Our insurance companies generate significant revenues from investment activities. As a result, the operating segments in Life and Retirement are significantly impacted by variances in net investment income on the asset portfolios that support insurance liabilities and surplus.
For additional information on our investment strategy, asset-liability management process and invested asset composition see Investments.

102	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

INDIVIDUAL RETIREMENT RESULTS

	Three Months Ended September 30,		Percentage Change		Nine Months Ended September 30,		Percentage Change
(in millions)	2022	2021			2022	2021
Adjusted revenues:
Premiums	$56	$66	(15)%		$168	$123	37%
Policy fees	203	245	(17)		637	718	(11)
Net investment income	945	1,103	(14)		2,834	3,260	(13)
Advisory fee and other income	108	146	(26)		346	455	(24)
Total adjusted revenues	1,312	1,560	(16)		3,985	4,556	(13)
Benefits and expenses:
Policyholder benefits and losses incurred	165	163	1		494	374	32
Interest credited to policyholder account balances	488	483	1		1,392	1,342	4
Amortization of deferred policy acquisition costs	234	371	(37)		613	612	—
Non deferrable insurance commissions	87	94	(7)		265	271	(2)
Advisory fee expenses	34	43	(21)		106	149	(29)
General operating expenses	100	98	2		318	319	—
Interest expense	4	16	(75)		9	48	(81)
Total benefits, losses and expenses	1,112	1,268	(12)		3,197	3,115	3
Adjusted pre-tax income	$200	$292	(32)%		$788	$1,441	(45)%
Fixed annuities base net investment spread:
Base yield*	4.07%	3.92%	15	bps	3.86%	3.98%	(12)	bps
Cost of funds	2.61	2.56	5		2.59	2.59	—
Fixed annuities base net investment spread	1.46%	1.36%	10	bps	1.27%	1.39%	(12)	bps
Variable and fixed index annuities base net investment spread:
Base yield*	3.92%	3.82%	10	bps	3.81%	3.87%	(6)	bps
Cost of funds	1.45	1.31	14		1.42	1.31	11
Variable and fixed index annuities base net investment spread	2.47%	2.51%	(4)	bps	2.39%	2.56%	(17)	bps
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
Business and Financial Highlights

Individual Retirement Adjusted Pre-Tax Income (Loss) Three Months Ended September 30, (in millions)

Quarterly 2022 and 2021 Comparison
Adjusted pre-tax income decreased $92 million primarily due to:

•lower net investment income, net of interest credited ($197 million) primarily driven by lower alternative investment income ($144 million), lower yield enhancement income ($95 million), partially offset by higher base portfolio income, net of interest credited ($42 million);

•higher DAC amortization and policyholder benefits net of premiums, excluding the review and update of actuarial assumptions ($24 million) primarily due to lower variable annuity separate account returns; and

•lower policy and advisory fee income, net of advisory fee expenses ($71 million), primarily due to a decrease in variable annuity separate account assets driven by negative equity market performance.
Partially offset by:
•net favorable impact from the review and update of actuarial assumptions ($184 million);

AIG | Third Quarter 2022 Form 10-Q	103

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement Adjusted Pre-Tax Income (Loss) Nine Months Ended September 30, (in millions)

Year-to-Date 2022 and 2021 Comparison
Adjusted pre-tax income decreased $653 million primarily due to:

•lower net investment income, net of interest credited ($502 million) primarily driven by lower alternative investment income ($252 million), lower yield enhancement income ($234 million) and lower base portfolio income, net of interest credited ($16 million);

•higher DAC amortization and policyholder benefits net of premiums, excluding the review and update of actuarial assumptions ($225 million) primarily due to lower variable annuity separate account returns; and

•lower policy and advisory fee income, net of advisory fee expenses ($147 million), primarily due to a decrease in variable annuity separate account assets driven by negative equity market performance.

Partially offset by:
•net favorable impact from the review and update of actuarial assumptions ($184 million);
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
The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Premiums	$56	$66	$168	$123
Deposits	3,740	3,190	11,136	10,488
Other	(4)	1	(11)	(3)
Premiums and deposits	$3,792	$3,257	$11,293	$10,608
The following table presents surrenders as a percentage of average reserves:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Surrenders as a percentage of average reserves
Fixed annuities	9.6%	6.6%	8.1%	7.2%
Variable annuities	6.5	7.1	6.4	7.1
Fixed index annuities	4.6	4.4	4.2	4.6

104	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

The following table presents reserves for fixed annuities and variable and fixed index annuities by surrender charge category:

	September 30, 2022			December 31, 2021
(in millions)	Fixed Annuities	Fixed Index Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities	Variable Annuities
No surrender charge	$25,275	$2,011	$26,719	$26,419	$2,009	$34,030
Greater than 0% - 2%	2,075	1,452	7,362	2,091	1,681	10,926
Greater than 2% - 4%	2,260	3,950	4,958	2,424	4,195	9,884
Greater than 4%	18,334	24,400	12,794	16,443	22,489	13,219
Non-surrenderable	2,405	—	—	2,373	—	—
Total reserves	$50,349	$31,813	$51,833	$49,750	$30,374	$68,059
Individual Retirement annuities are typically subject to a three- to seven-year surrender charge period, depending on the product. For fixed and fixed index annuities, the proportion of reserves subject to surrender charge at September 30, 2022 increased compared to December 31, 2021 primarily due to growth in business. The increase in the proportion of reserves with no surrender charge for variable annuities as of September 30, 2022 compared to December 31, 2021 was principally due to normal aging of business.
A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Individual Retirement Premiums and Deposits (P&D) and Net Flows Three Months Ended September 30, (in millions)

P&D	Net Flows

$3,792
$1,745
$731
$1,316
$3,257
$11
$1,416
$1,197
$633
$696
$1,306
$(250)
$(360)
$95
$1,037
$(576)
$(221)
$(145)
2022
2021
2022
2021
Fixed Annuity
Fixed Index Annuities
Variable Annuity
Retail Mutual Funds*

Quarterly 2022 and 2021 Comparison

•Fixed Annuities Net outflows decreased ($326 million) over the prior year, primarily due to higher premiums and deposits ($683 million) due to competitive pricing and higher interest rates, lower death benefits ($34 million), partially offset by higher surrenders and withdrawals ($391 million).

•Variable Annuities Net flows deteriorated ($139 million) primarily due to lower premiums and deposits ($466 million) due to market volatility, partially offset by lower surrenders and withdrawals ($305 million) and lower death benefits ($22 million).

•Fixed Index Annuities Net flows increased ($269 million) primarily due to higher premiums and deposits ($329 million) due to competitive pricing and higher interest rates, partially offset by higher surrenders and withdrawals ($44 million) and higher death benefits ($16 million).

•Retail Mutual Funds There were no flows in 2022 due to the Touchstone Investments (Touchstone) sale in the third quarter of 2021.

For additional information regarding the sale of certain assets of the AIG Life and Retirement Retail Mutual Funds business, see Note 1 to the Condensed Consolidated Financial Statements.

*In 2021, Retail Mutual Fund premiums and deposits and net flows reflects customer activity of the funds that were transferred or liquidated in the third quarter of 2021.

AIG | Third Quarter 2022 Form 10-Q	105

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement Premiums and Deposits (P&D) and Net Flows Nine Months Ended September 30, (in millions)

P&D	Net Flows

$11,293
$4,567
$2,457
$4,269
$10,608
$259
$4,318
$3,822
$2,209
$2,198
$3,371
$(47)
$(1,126)
$3,192
$(1,871)
$(475)
$(1,402)
$(556)
2022
2021
2022
2021
Fixed Annuity
Variable Annuity
Fixed Index Annuities
Retail Mutual Funds*

Year-to-Date 2022 and 2021 Comparison

•Fixed Annuities Net outflows decreased ($1.8 billion) over the prior year, primarily due to higher premiums and deposits ($2.1 billion) due to competitive pricing and higher interest rates and lower death benefits ($99 million), partially offset by higher surrenders and withdrawals ($335 million).

•Variable Annuities Net flows deteriorated ($651 million) primarily due to lower premiums and deposits ($1.4 billion), due to market volatility; partially offset by lower surrenders and withdrawals ($649 million) and lower death benefits ($65 million).

•Fixed Index Annuities Net flows increased ($179 million) primarily due to higher premiums and deposits ($249 million), due to competitive pricing and higher interest rates; partially offset by higher surrenders and withdrawals ($34 million) and higher death benefits ($36 million).

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
GROUP RETIREMENT RESULTS

	Three Months Ended September 30,		Percentage Change		Nine Months Ended September 30,		Percentage Change
(in millions)	2022	2021			2022	2021
Adjusted revenues:
Premiums	$3	$7	(57)%		$16	$15	7%
Policy fees	109	135	(19)		347	389	(11)
Net investment income	494	601	(18)		1,511	1,806	(16)
Advisory fee and other income	74	89	(17)		232	248	(6)
Total adjusted revenues	680	832	(18)		2,106	2,458	(14)
Benefits and expenses:
Policyholder benefits and losses incurred	24	30	(20)		78	56	39
Interest credited to policyholder account balances	286	289	(1)		853	859	(1)
Amortization of deferred policy acquisition costs	22	16	38		85	45	89
Non deferrable insurance commissions	31	31	—		89	78	14
Advisory fee expenses	31	34	(9)		95	96	(1)
General operating expenses	101	107	(6)		329	326	1
Interest expense	2	9	(78)		5	28	(82)
Total benefits, losses and expenses	497	516	(4)		1,534	1,488	3
Adjusted pre-tax income	$183	$316	(42)%		$572	$970	(41)%
Base net investment spread:
Base yield*	4.18%	4.12%	6	bps	3.99%	4.13%	(14)	bps
Cost of funds	2.59	2.60	(1)		2.58	2.61	(3)
Base net investment spread	1.59%	1.52%	7	bps	1.41%	1.52%	(11)	bps
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

106	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Business and Financial Highlights

Group Retirement Adjusted Pre-Tax Income (Loss) Three Months Ended September 30, (in millions)

Quarterly 2022 and 2021 Comparison
Adjusted pre-tax income decreased $133 million primarily due to:

•lower net investment income, net of interest credited ($105 million) primarily driven by lower alternative investment income ($76 million), lower yield enhancement income ($36 million); partially offset by slightly higher base portfolio income net of interest credited ($7 million).

•lower policy and advisory fee income, net of advisory fee expenses of ($38 million) due to lower fee based assets under administration as a result of lower equity market performance.

Group Retirement Adjusted Pre-Tax Income (Loss) Nine Months Ended September 30, (in millions)

Year-to-Date 2022 and 2021 Comparison
Adjusted pre-tax income decreased $398 million primarily due to:

•lower net investment income, net of interest credited ($288 million) primarily driven by lower yield enhancement income ($119 million), lower alternative investment income ($131 million) and lower base portfolio income net of interest credited ($38 million).

•higher DAC amortization and policyholder benefits, net of premiums mostly due to lower equity market performance ($61 million).
•lower policy and advisory fee income, net of advisory fee expenses of $(57) million due to lower fee based assets under administration as a result of lower equity market performance.

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
The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Premiums	$3	$7	$16	$15
Deposits	2,036	1,824	5,683	5,889
Premiums and deposits(a)	$2,039	$1,831	$5,699	$5,904
(a)Excludes client deposits into advisory and brokerage accounts of $1.6 billion and $1.9 billion for the nine months ended September 30, 2022 and 2021, respectively.

AIG | Third Quarter 2022 Form 10-Q	107

ITEM 2 | Business Segment Operations | Life and Retirement

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Surrenders as a percentage of average reserves and mutual funds	10.4%	9.1%	8.8%	8.6%
The following table presents reserves for Group Retirement annuities by surrender charge category:

(in millions)	September 30, 2022(a)	December 31, 2021(a)
No surrender charge(b)	$68,789	$81,132
Greater than 0% - 2%	509	716
Greater than 2% - 4%	390	857
Greater than 4%	6,190	6,197
Non-surrenderable	749	810
Total reserves	$76,627	$89,712
(a)Excludes mutual fund assets under administration of $22.1 billion and $28.8 billion at September 30, 2022 and December 31, 2021, respectively.
(b)Group Retirement amounts in this category include general account reserves of approximately $4.6 billion and $4.7 billion at September 30, 2022 and December 31, 2021, respectively, which are subject to 20 percent annual withdrawal limitations at the participant level and general account reserves of $5.8 billion and $5.7 billion at September 30, 2022 and December 31, 2021, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.
Group Retirement annuity deposits are typically subject to a five- to seven-year surrender charge period, depending on the product. At September 30, 2022, Group Retirement annuity reserves with no surrender charge decreased compared to December 31, 2021 primarily due to decline in assets under management from lower equity markets.
A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows Three Months Ended September 30, (in millions)

P&D	Net Flows

Quarterly 2022 and 2021 Comparison

Net flows increased ($226 million) due to higher premiums and deposits ($208 million), higher death and payout annuity benefits of $10 million, partially offset by lower surrenders and withdrawals of $28 million. In general, net outflows are concentrated in fixed annuity products with higher contractual guaranteed minimum crediting rates. Large plan acquisitions and surrenders contribute period-to-period volatility and resulted in higher net outflows of $0.2 billion compared to the same period in the prior year.

108	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement Premiums and Deposits and Net Flows Nine Months Ended September 30, (in millions)

P&D	Net Flows

Year-to-Date 2022 and 2021 Comparison

Net flows deteriorated ($19 million) primarily due to lower premiums and deposits ($205 million) and higher death and payout annuity benefits of $42 million, partially offset by lower surrenders and withdrawals of ($228 million). In general, net outflows are concentrated in fixed annuity products with higher contractual guaranteed minimum crediting rates. Large plan acquisitions and surrenders resulted in higher net flows of $0.4 billion compared to the same period in the prior year.

LIFE INSURANCE RESULTS

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2022	2021	Change	2022	2021	Change
Adjusted revenues:
Premiums	$541	$469	15%	$1,641	$1,533	7%
Policy fees	371	288	29	1,109	1,023	8
Net investment income	308	437	(30)	1,016	1,238	(18)
Other income	14	17	(18)	54	45	20
Total adjusted revenues	1,234	1,211	2	3,820	3,839	—
Benefits and expenses:
Policyholder benefits and losses incurred	784	753	4	2,550	2,707	(6)
Interest credited to policyholder account balances	84	88	(5)	256	265	(3)
Amortization of deferred policy acquisition costs	57	(6)	NM	193	114	69
Non deferrable insurance commissions	31	37	(16)	108	103	5
General operating expenses	154	199	(23)	479	517	(7)
Interest expense	1	6	(83)	3	19	(84)
Total benefits, losses and expenses	1,111	1,077	3	3,589	3,725	(4)
Adjusted pre-tax income	$123	$134	(8)%	$231	$114	103%

AIG | Third Quarter 2022 Form 10-Q	109

ITEM 2 | Business Segment Operations | Life and Retirement

Business and Financial Highlights

Life Insurance Adjusted Pre-Tax Income (Loss) Three Months Ended September 30, (in millions)

Quarterly 2022 and 2021 Comparison
Adjusted pre-tax income decreased $11 million primarily due to:

•lower net investment income, net of interest credited ($125 million), primarily driven by lower alternative investment and yield enhancement income ($119 million) primarily due to lower equity partnership performance and reduced gains on calls, and lower base portfolio income, net of interest credited ($6 million).

•lower net favorable impact from the review and update of actuarial assumptions ($82 million).
Partially offsetting this decrease was:
•higher premiums and policy fees, net of policyholder benefits, excluding actuarial assumptions update ($146 million), primarily due to favorable mortality.
•lower general operating expenses ($45 million).

Life Insurance Adjusted Pre-Tax Income (Loss) Nine Months Ended September 30, (in millions)

Year-to-Date 2022 and 2021 Comparison
Adjusted pre-tax income increased $117 million primarily due to:
•higher premiums and policy fees, net of policyholder benefits, excluding actuarial assumptions update ($373 million), primarily due to favorable mortality.
•lower general operating expenses ($38 million).
Partially offsetting this increase was:

•lower net investment income, net of interest credited ($213 million), primarily driven by lower alternative investment and yield enhancement income ($190 million) primarily due to lower equity partnership performance and reduced gains on calls, and lower base portfolio income, net of interest credited ($23 million).

•lower net favorable impact from the review and update of actuarial assumptions ($82 million).

110	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

LIFE INSURANCE GAAP PREMIUMS AND PREMIUMS AND DEPOSITS
Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life and international life and health. Premiums, excluding the effect of foreign exchange, increased $106 million and $177 million in the three- and nine-month periods ended September 30, 2022, respectively, compared to the same periods in the prior year. Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.
The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Premiums	$541	$469	$1,641	$1,533
Deposits	405	403	1,190	1,209
Other*	220	280	661	702
Premiums and deposits	$1,166	$1,152	$3,492	$3,444
*Other principally consists of adding back ceded premiums to reflect the gross premiums and deposits.
A discussion of the significant variances in premiums and deposits follows:

Life Insurance Premiums and Deposits Three Months Ended September 30, (in millions)

Quarterly 2022 and 2021 Comparison
Premiums and deposits, excluding the effect of foreign exchange, increased $58 million primarily due to growth in international life premiums.

Life Insurance Premiums and Deposits Nine Months Ended September 30, (in millions)

Year-to-Date 2022 and 2021 Comparison
Premiums and deposits, excluding the effect of foreign exchange, increased $136 million primarily due to growth in international life premiums.

AIG | Third Quarter 2022 Form 10-Q	111

ITEM 2 | Business Segment Operations | Life and Retirement

INSTITUTIONAL MARKETS RESULTS

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2022	2021	Change	2022	2021	Change
Adjusted revenues:
Premiums	$804	$499	61%	$1,538	$1,615	(5)%
Policy fees	49	47	4	145	140	4
Net investment income	257	294	(13)	761	860	(12)
Other income	—	1	NM	1	2	(50)
Total adjusted revenues	1,110	841	32	2,445	2,617	(7)
Benefits and expenses:
Policyholder benefits and losses incurred	915	598	53	1,863	1,887	(1)
Interest credited to policyholder account balances	85	75	13	215	221	(3)
Amortization of deferred policy acquisition costs	2	1	100	5	4	25
Non deferrable insurance commissions	7	6	17	21	19	11
General operating expenses	18	24	(25)	55	62	(11)
Interest expense	—	2	NM	1	7	(86)
Total benefits, losses and expenses	1,027	706	45	2,160	2,200	(2)
Adjusted pre-tax income	$83	$135	(39)%	$285	$417	(32)%
Business and Financial Highlights

Institutional Markets Adjusted Pre-Tax Income (Loss) Three Months Ended September 30, (in millions)

Quarterly 2022 and 2021 Comparison
Adjusted pre-tax income decrease $52 million is primarily due to:

•lower net investment income ($37 million) primarily driven by lower alternative investment income ($47 million) and lower yield enhancement income ($31 million) partially offset by higher base portfolio income ($41 million); and

•an increase in policyholder benefits and losses incurred (including interest accretion) primarily on new pension risk transfer business ($317 million).
Partially offsetting these decreases were:
•higher premiums primarily on new pension risk transfer business ($305 million)

Institutional Markets Adjusted Pre-Tax Income (Loss) Nine Months Ended September 30, (in millions)

Year-to-Date 2022 and 2021 Comparison
Adjusted pre-tax income decrease $132 million is primarily due to:

•lower net investment income ($99 million) primarily driven by lower alternative investment income ($89 million) and lower yield enhancement income ($65 million) partially offset by higher base portfolio income ($55 million); and

•lower premiums primarily on new pension risk transfer business ($77 million)

Partially offsetting these decreases were:
•a decrease in policyholder benefits and losses incurred (including interest accretion) primarily on new pension risk transfer business ($24 million)

112	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

INSTITUTIONAL MARKETS GAAP PREMIUMS AND PREMIUMS AND DEPOSITS
Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums increased $305 million in the three-month period ended September 30, 2022, compared to the same period in the prior year primarily driven by the transactional nature of the pension risk transfer business (direct and assumed reinsurance). Premiums decreased $77 million in the nine-month period ended September 30, 2022, compared to the same period in the prior year primarily driven by the transactional nature of the pension risk transfer business (direct and assumed reinsurance).
Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on investment-type annuity contracts. Deposits primarily include GICs, FHLB funding agreements and structured settlement annuities with no life contingencies.
The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Premiums	$804	$499	$1,538	$1,615
Deposits	1,085	488	1,213	1,081
Other*	8	7	23	19
Premiums and deposits	$1,897	$994	$2,774	$2,715
*Other principally consists of adding back ceded premiums to reflect the gross premiums and deposits.
A discussion of the significant variances in premiums and deposits follows:

Institutional Markets Premiums and Deposits Three Months Ended September 30, (in millions)

Quarterly 2022 and 2021 Comparison

Premiums and deposits increased ($903 million) primarily due to higher premiums on new pension risk transfer business and higher deposits on GICs driven by the transactional nature of these businesses.

Institutional Markets Premiums and Deposits Nine Months Ended September 30, (in millions)

Year-to-Date 2022 and 2021 Comparison
Premiums and deposits increased ($59 million) primarily due to deposits on new structured settlement annuities.

AIG | Third Quarter 2022 Form 10-Q	113

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

OTHER OPERATIONS RESULTS

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
(in millions)	2022	2021	Change	2022	2021	Change
Adjusted revenues:
Premiums	$15	$42	(64)%	$65	$148	(56)%
Policy fees	—	—	NM	—	—	NM
Net investment income:
Interest and dividends	78	35	123	238	130	83
Alternative investments	46	216	(79)	482	541	(11)
Other investment income (loss)	(20)	23	NM	(167)	66	NM
Investment expenses	2	(17)	NM	(11)	(31)	65
Total net investment income	106	257	(59)	542	706	(23)
Other income	5	2	150	20	30	(33)
Total adjusted revenues	126	301	(58)	627	884	(29)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	4	50	(92)	27	212	(87)
Interest credited to policyholder account balances	—	—	NM	—	—	NM
Acquisition expenses:
Amortization of deferred policy acquisition costs	—	9	NM	5	30	(83)
Other acquisition expenses	(1)	2	NM	(3)	1	NM
Total acquisition expenses	(1)	11	NM	2	31	(94)
General operating expenses:
Corporate and Other	294	295	—	804	855	(6)
Asset Management	8	7	14	38	55	(31)
Amortization of intangible assets	10	10	—	30	30	—
Total General operating expenses	312	312	—	872	940	(7)
Interest expense:
Corporate and Other	221	257	(14)	665	794	(16)
Asset Management*	57	41	39	147	147	—
Total interest expense	278	298	(7)	812	941	(14)
Total benefits, losses and expenses	593	671	(12)	1,713	2,124	(19)
Adjusted pre-tax loss before consolidation and eliminations	(467)	(370)	(26)	(1,086)	(1,240)	12
Consolidation and eliminations	(147)	(192)	23	(410)	(462)	11
Adjusted pre-tax loss	$(614)	$(562)	(9)%	$(1,496)	$(1,702)	12%
Adjusted pre-tax income (loss) by activities:
Corporate and Other	$(518)	$(583)	11%	$(1,559)	(1,752)	11%
Asset Management	51	213	(76)	473	512	(8)
Consolidation and eliminations	(147)	(192)	23	(410)	(462)	11
Adjusted pre-tax loss	$(614)	$(562)	(9)%	$(1,496)	$(1,702)	12%
*Interest – Asset Management primarily represents interest expense on consolidated investment entities of $56 million and $39 million in the three-month periods ended September 30, 2022 and 2021, respectively, and $143 million and $141 million in the nine-month periods ended September 30, 2022 and 2021, respectively.

114	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Business Segment Operations | Other Operations

QUARTERLY 2022 AND 2021 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations of $467 million in 2022 compared to $370 million in 2021, increased $97 million, was primarily due to:
•lower net investment income driven by lower income associated with consolidated investment entities of $148 million and an increase in mark to market losses on CDO securities of $35 million partially offset by higher income on AIG Parent portfolio of $20 million; and
•lower corporate interest expense of $36 million primarily driven by interest savings of $83 million from $7.6 billion debt repurchases, through cash tender offers, and debt redemption in the nine months ended September 30, 2022 as well as $646 million debt repurchases, through cash tender offers in the three months ended December 31, 2021 and interest savings of $14 million resulting from redemptions of $1.5 billion of debt in the three months ended September 30, 2021, partially offset by interest expense of $77 million on $6.5 billion Corebridge senior unsecured notes, $1.5 billion draw down on DDTL facility and $1.0 billion junior subordinated debt issued in the nine months ended September 30, 2022.
Adjusted pre-tax loss on consolidation and eliminations of $147 million in 2022 compared to $192 million in 2021, an increase of $45 million, was primarily due to the elimination of the insurance companies’ net investment income from their investment in the consolidated investment entities of $47 million.
YEAR-TO-DATE 2022 AND 2021 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations of $1.1 billion in 2022 compared to $1.2 billion in 2021, decreased $154 million, was primarily due to:
•lower corporate interest expense primarily driven by interest savings of $172 million from $7.6 billion debt repurchases, through cash tender offers, and debt redemption in the nine months ended September 30, 2022 as well as $646 million debt repurchases, through cash tender offers in the three months ended December 31, 2021 and interest savings of $56 million resulting from redemptions of $3.0 billion of debt in the nine months ended in September 30, 2021, partially offset by interest expense of $138 million on $6.5 billion Corebridge senior unsecured notes, $1.5 billion draw down on DDTL facility and $1.0 billion junior subordinated debt issued in the nine months ended September 30, 2022;
•lower underwriting loss attributable to decreased catastrophe losses and absence of unfavorable prior year development ($121 million in 2021) within Other Operations Run-Off, primarily Blackboard;
•lower corporate and other general operating expenses of $57 million primarily driven by decreases in employment costs of $203 million partially offset by higher informational technology professional fees of $153 million; and
•lower net investment income driven by an increase in mark to market losses on CDO securities of $244 million and income associated consolidated investment entities of $38 million, partially offset by lower income associated with equity investments of $56 million and higher income on AIG Parent portfolio of $47 million.
Adjusted pre-tax loss on consolidation and eliminations of $410 million in 2022 compared to $462 million in 2021, a decrease of $52 million, was primarily due to the elimination of the insurance companies’ net investment income from their investment in the consolidated investment entities of $67 million.

AIG | Third Quarter 2022 Form 10-Q	115

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

INVESTMENT HIGHLIGHTS IN THE NINE MONTHS ENDED SEPTEMBER 30, 2022
•A significant rise in interest rates and widening of credit spreads resulted in net unrealized losses in our available for sale fixed security portfolio of $50.2 billion during the nine months ended September 30, 2022. Our Net unrealized gain of $18.1 billion as of December 31, 2021 decreased to a net unrealized loss of $32.1 billion on our available for sale portfolio as of September 30, 2022.
•We continued to make investments in structured securities and other fixed maturity securities with favorable risk compared to return characteristics to improve yields and increase net investment income.
•We experienced a decrease in net investment income in the nine-month period ended September 30, 2022 compared to the same period in the prior year due primarily to lower returns in our private equity and hedge funds versus gains in the prior year, and lower income in our available for sale fixed security portfolio primarily driven by lower call and prepayment income, which was partially offset by higher income in base portfolio.
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

116	AIG | Third Quarter 2022 Form 10-Q

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
Asset-Liability Management
The investment strategy within the General Insurance companies focuses on growth of surplus, maintenance of sufficient liquidity for unanticipated insurance claims, and preservation of capital. General Insurance invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies’ North America operations have an average duration of 4.0 years. Fixed maturity securities of the General Insurance companies’ International operations have an average duration of 3.3 years.
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
Fixed maturity securities of the Life and Retirement companies’ domestic operations have an average duration of 7.3 years.
In addition, the Life and Retirement companies seek to enhance surplus portfolio returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved returns in excess of the fixed maturity portfolio returns.

AIG | Third Quarter 2022 Form 10-Q	117

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
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

September 30, 2022
(in millions)
NAIC Designation	1	2	Total Investment Grade	3	4	5	6	Total Below Investment Grade	Total
Other fixed maturity securities	$88,260	$65,158	$153,418	$7,028	$8,327	$766	$382	$16,503	$169,921
Mortgage-backed, asset-backed and collateralized	48,720	6,983	55,703	226	82	27	903	1,238	56,941
Total*	$136,980	$72,141	$209,121	$7,254	$8,409	$793	$1,285	$17,741	$226,862
*Excludes $36 million of fixed maturity securities for which no NAIC Designation is available.
The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

September 30, 2022
(in millions)
Composite AIG Credit Rating	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
Other fixed maturity securities	$91,015	$61,929	$152,944	$7,257	$7,412	$2,308	$16,977	$169,921
Mortgage-backed, asset-backed and collateralized	42,538	7,437	49,975	473	403	6,090	6,966	56,941
Total*	$133,553	$69,366	$202,919	$7,730	$7,815	$8,398	$23,943	$226,862
*Excludes $36 million of fixed maturity securities for which no NAIC Designation is available.
CREDIT RATINGS
At September 30, 2022, approximately 87 percent of our fixed maturity securities were held by our domestic entities. Approximately 89 percent of these securities were rated investment grade by one or more of the principal rating agencies.
Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At September 30, 2022, approximately 94 percent of such investments were either rated investment grade or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated investment grade. Approximately 27 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

118	AIG | Third Quarter 2022 Form 10-Q

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
For information regarding credit risks associated with Investments see Part II, Item 7. MD&A – Enterprise Risk Management in the 2021 Annual Report.
The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
(in millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Rating:
Other fixed maturity securities
AAA	$14,479	$15,578	$1,561	$1,756	$16,040	$17,334
AA	31,792	39,110	799	282	32,591	39,392
A	42,222	57,346	164	160	42,386	57,506
BBB	61,085	83,192	843	461	61,928	83,653
Below investment grade	15,404	17,795	405	314	15,809	18,109
Non-rated	1,202	1,638	2	—	1,204	1,638
Total	$166,184	$214,659	$3,774	$2,973	$169,958	$217,632
Mortgage-backed, asset-backed and collateralized
AAA	$19,939	$27,144	$323	$232	$20,262	$27,376
AA	14,874	15,688	717	485	15,591	16,173
A	6,453	6,685	233	197	6,686	6,882
BBB	6,501	5,492	936	725	7,437	6,217
Below investment grade	5,815	7,508	1,016	1,462	6,831	8,970
Non-rated	1	26	132	204	133	230
Total	$53,583	$62,543	$3,357	$3,305	$56,940	$65,848
Total
AAA	$34,418	$42,722	$1,884	$1,988	$36,302	$44,710
AA	46,666	54,798	1,516	767	48,182	55,565
A	48,675	64,031	397	357	49,072	64,388
BBB	67,586	88,684	1,779	1,186	69,365	89,870
Below investment grade	21,219	25,303	1,421	1,776	22,640	27,079
Non-rated	1,203	1,664	134	204	1,337	1,868
Total	$219,767	$277,202	$7,131	$6,278	$226,898	$283,480
Available-for-Sale Investments
The following table presents the fair value of our available-for-sale securities:

(in millions)	September 30, 2022	December 31, 2021
Bonds available for sale:
U.S. government and government sponsored entities	$7,950	$8,194
Obligations of states, municipalities and political subdivisions	11,891	14,527
Non-U.S. governments	13,007	16,330
Corporate debt	133,336	175,608
Mortgage-backed, asset-backed and collateralized:
RMBS	18,507	27,287
CMBS	13,931	15,809
CDO/ABS	21,145	19,447
Total mortgage-backed, asset-backed and collateralized	53,583	62,543
Total bonds available for sale*	$219,767	$277,202
*At September 30, 2022 and December 31, 2021, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $22.4 billion and $27.0 billion, respectively.

AIG | Third Quarter 2022 Form 10-Q	119

ITEM 2 | Investments

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

(in millions)	September 30, 2022	December 31, 2021
Canada	$1,232	$1,233
Japan	869	1,230
Germany	807	702
France	605	731
Indonesia	468	634
United Kingdom	440	1,031
Singapore	405	362
Israel	374	515
United Arab Emirates	371	484
Chile	365	511
Other	7,135	8,973
Total	$13,071	$16,406
The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	September 30, 2022					December 31, 2021 Total
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products	Total
Euro-Zone countries:
Germany	$807	$219	$1,971	$—	$2,997	$3,610
France	605	1,257	972	—	2,834	3,870
Netherlands	183	814	987	33	2,017	2,652
Ireland	8	72	361	841	1,282	1,958
Belgium	56	249	867	40	1,212	1,620
Luxembourg	16	714	294	—	1,024	880
Spain	5	292	390	—	687	888
Italy	17	71	360	—	448	636
Denmark	212	72	131	—	415	518
Finland	31	29	36	—	96	150
Other Euro-Zone	238	—	22	—	260	379
Total Euro-Zone	$2,178	$3,789	$6,391	$914	$13,272	$17,161
Remainder of Europe:
United Kingdom	$440	$3,381	$6,719	$830	$11,370	$16,908
Switzerland	29	732	706	—	1,467	1,884
Norway	257	119	211	—	587	797
Sweden	170	171	96	—	437	537
Jersey (Channel Islands)	3	134	19	—	156	225
Russian Federation	4	—	32	—	36	359
Other - Remainder of Europe	51	28	79	—	158	261
Total - Remainder of Europe	$954	$4,565	$7,862	$830	$14,211	$20,971
Total	$3,132	$8,354	$14,253	$1,744	$27,483	$38,132

120	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Investments

Investments in Municipal Bonds
At September 30, 2022, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 97 percent of the portfolio rated A or higher.
The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	September 30, 2022
(in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value	December 31, 2021 Total Fair Value
California	$536	$424	$1,602	$2,562	$3,108
New York	29	198	1,944	2,171	2,765
Texas	31	455	699	1,185	1,416
Illinois	76	71	698	845	1,009
Massachusetts	238	19	313	570	666
Pennsylvania	57	2	311	370	397
Georgia	91	58	197	346	474
Florida	5	—	325	330	403
Ohio	8	—	319	327	488
New Jersey	9	3	294	306	282
Virginia	9	—	269	278	380
Washington	96	6	168	270	359
Washington, D.C.	10	—	237	247	293
All other states(a)	310	148	1,626	2,084	2,487
Total(b)(c)	$1,505	$1,384	$9,002	$11,891	$14,527
(a)We did not have material credit exposure to the government of Puerto Rico.
(b)Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.
(c)Includes $344 million of pre-refunded municipal bonds.
Investments in Corporate Debt Securities
The following table presents the fair value of our available for sale corporate debt securities by industry categories:

Industry Category
(in millions)	September 30, 2022	December 31, 2021
Financial institutions:
Money center/Global bank groups	$7,945	$10,053
Regional banks – other	386	434
Life insurance	2,164	3,094
Securities firms and other finance companies	299	350
Insurance non-life	4,889	6,795
Regional banks – North America	5,516	7,228
Other financial institutions	15,816	18,255
Utilities	17,844	24,180
Communications	8,556	11,510
Consumer noncyclical	17,727	24,411
Capital goods	6,637	8,668
Energy	10,044	13,506
Consumer cyclical	10,505	13,279
Basic	4,470	6,041
Other	20,538	27,804
Total*	$133,336	$175,608
*At September 30, 2022 and December 31, 2021, approximately 88 percent and 90 percent, respectively, of these investments were rated investment grade.

AIG | Third Quarter 2022 Form 10-Q	121

ITEM 2 | Investments

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, was 4.6 percent and 4.9 percent, at September 30, 2022 and December 31, 2021, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.
Investments in RMBS
The following table presents the fair value of AIG’s RMBS available for sale securities:

(in millions)	September 30, 2022	December 31, 2021
Agency RMBS	$7,833	$13,778
Alt-A RMBS	4,621	5,936
Subprime RMBS	1,859	2,329
Prime non-agency	2,001	3,058
Other housing related	2,193	2,186
Total RMBS(a)(b)	$18,507	$27,287
(a)Includes approximately $4.7 billion and $6.1 billion at September 30, 2022 and December 31, 2021, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional information on Purchased Credit Deteriorated Securities see Note 5 to the Condensed Consolidated Financial Statements.
(b)The weighted average expected life was six years at September 30, 2022 and five years at December 31, 2021.
Our underwriting practices for investing in RMBS, other asset-backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.
Investments in CMBS
The following table presents the fair value of our CMBS available for sale securities:

(in millions)	September 30, 2022	December 31, 2021
CMBS (traditional)	$12,059	$13,091
Agency	1,275	1,627
Other	597	1,091
Total	$13,931	$15,809
The fair value of CMBS holdings remained stable during the first nine months of 2022. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.
Investments in ABS/CDOs
The following table presents the fair value of our ABS/CDO available for sale securities by collateral type:

(in millions)	September 30, 2022	December 31, 2021
Collateral Type:
ABS	$11,504	$10,532
Bank loans (collateralized loan obligation)	9,606	8,899
Other	35	16
Total	$21,145	$19,447

122	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Investments

Unrealized Losses of Fixed Maturity Securities
The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

September 30, 2022	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss (d)	Items(e)
Investment grade bonds
0-6 months	$100,520	$8,265	15,651	$25,572	$7,250	3,496	$44	$25	6	$126,136	$15,540	19,153
7-11 months	39,848	4,028	5,469	28,381	8,300	2,160	1,051	571	61	69,280	12,899	7,690
12 months or more	8,452	848	1,964	8,128	2,721	1,003	449	255	18	17,029	3,824	2,985
Total	$148,820	$13,141	23,084	$62,081	$18,271	6,659	$1,544	$851	85	$212,445	$32,263	29,828
Below investment grade bonds
0-6 months	$7,679	$451	2,754	$1,232	$352	492	$90	$59	33	$9,001	$862	3,279
7-11 months	5,150	405	2,026	883	223	190	9	5	8	6,042	633	2,224
12 months or more	2,996	187	1,016	1,081	298	301	68	46	17	4,145	531	1,334
Total	$15,825	$1,043	5,796	$3,196	$873	983	$167	$110	58	$19,188	$2,026	6,837
Total bonds
0-6 months	$108,199	$8,716	18,405	$26,804	$7,602	3,988	$134	$84	39	$135,137	$16,402	22,432
7-11 months	44,998	4,433	7,495	29,264	8,523	2,350	1,060	576	69	75,322	13,532	9,914
12 months or more	11,448	1,035	2,980	9,209	3,019	1,304	517	301	35	21,174	4,355	4,319
Total(e)	$164,645	$14,184	28,880	$65,277	$19,144	7,642	$1,711	$961	143	$231,633	$34,289	36,665
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
The allowance for credit losses was $8 million for investment grade bonds and $107 million for below investment grade bonds as of September 30, 2022.
Commercial Mortgage Loans
At September 30, 2022, we had direct commercial mortgage loan exposure of $35.8 billion.
The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
September 30, 2022
State:
New York	82	$1,309	$4,563	$482	$415	$104	$—	$6,873	19%
California	61	758	1,277	172	1,318	743	13	4,281	12
New Jersey	65	2,225	163	437	462	11	32	3,330	9
Texas	47	835	1,002	153	185	143	—	2,318	6
Florida	58	506	121	364	199	391	—	1,581	4
Massachusetts	15	571	366	526	23	—	—	1,486	4
Illinois	22	572	623	3	46	—	21	1,265	4
Pennsylvania	18	77	133	257	222	24	—	713	2
Washington, D.C.	11	482	183	—	—	17	—	682	2
Ohio	22	146	10	170	325	—	—	651	2
Other states	138	1,870	498	862	963	325	3	4,521	13
Foreign	96	4,121	1,489	388	1,439	387	299	8,123	23
Total*	635	$13,472	$10,428	$3,814	$5,597	$2,145	$368	$35,824	100%

AIG | Third Quarter 2022 Form 10-Q	123

ITEM 2 | Investments

December 31, 2021
State:
New York	94	$2,217	$4,329	$450	$438	$103	$—	$7,537	21%
California	62	817	1,293	239	553	761	13	3,676	10
New Jersey	48	2,092	30	462	225	11	33	2,853	8
Texas	49	630	1,133	167	187	144	—	2,261	6
Florida	60	469	152	368	214	281	—	1,484	4
Massachusetts	13	534	290	537	24	—	—	1,385	4
Illinois	24	554	626	9	50	—	21	1,260	5
Pennsylvania	22	78	144	477	76	25	—	800	2
Washington, D.C.	11	455	184	—	—	18	—	657	2
Ohio	25	167	10	175	289	—	—	641	2
Other states	155	1,852	598	975	686	329	—	4,440	12
Foreign	86	4,402	1,341	998	1,116	449	365	8,671	24
Total*	649	$14,267	$10,130	$4,857	$3,858	$2,121	$432	$35,665	100%
*Does not reflect allowance for credit losses.
For additional information on commercial mortgage loans, see Note 6 to the Consolidated Financial Statements in the 2021 Annual Report.
Net Realized Gains and Losses
The following table presents the components of Net realized gains (losses):

Three Months Ended September 30,	2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(67)	$(64)	$(131)	$66	$159	$225
Change in allowance for credit losses on fixed maturity securities	(1)	7	6	3	1	4
Change in allowance for credit losses on loans	(26)	(24)	(50)	22	3	25
Foreign exchange transactions	(244)	(22)	(266)	(127)	(9)	(136)
Variable annuity embedded derivatives, net of related hedges	441	—	441	(39)	—	(39)
All other derivatives and hedge accounting	1,240	(13)	1,227	317	(15)	302
Sales of alternative investments and real estate investments	137	32	169	336	52	388
Other	24	(2)	22	101	(1)	100
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	1,504	(86)	1,418	679	190	869
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	1,757	1,757	—	(209)	(209)
Net realized gains (losses)	$1,504	$1,671	$3,175	$679	$(19)	$660

124	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Investments

Nine Months Ended September 30,	2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(656)	$(218)	$(874)	$200	$549	$749
Change in allowance for credit losses on fixed maturity securities	(101)	(34)	(135)	64	7	71
Change in allowance for credit losses on loans	(21)	(26)	(47)	130	6	136
Foreign exchange transactions	(489)	(46)	(535)	(37)	(6)	(43)
Variable annuity embedded derivatives, net of related hedges	1,401	—	1,401	(3)	—	(3)
All other derivatives and hedge accounting	3,149	(21)	3,128	332	(72)	260
Sales of alternative investments and real estate investments	160	35	195	393	53	446
Other	4	(2)	2	252	(1)	251
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	3,447	(312)	3,135	1,331	536	1,867
Net realized gains on Fortitude Re funds withheld embedded derivative	—	7,851	7,851	—	117	117
Net realized gains	$3,447	$7,539	$10,986	$1,331	$653	$1,984
Higher Net realized capital gains excluding Fortitude Re funds withheld assets in the three- and nine-month periods ended September 30, 2022 compared to same periods in the prior year were due primarily to higher derivative gains, which was partially offset by losses in sales of securities versus gains in the prior periods.
Variable annuity embedded derivatives, net of related hedges, reflected higher gains in the three- and nine-month periods ended September 30, 2022 compared to the same periods in the prior year. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with GMWB embedded derivative, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.
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
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments in the three- and nine-month periods ended September 30, 2022 was primarily attributable to decrease in the fair value of fixed maturity securities. For the three-month period ended September 30, 2022, net unrealized losses related to fixed maturity securities were $12.1 billion due primarily to a significant increase in interest rates and widening of credit spreads. For the nine-month period ended September 30, 2022, net unrealized losses were $50.2 billion due to increase in interest rates.
The change in net unrealized gains and losses on investments in the three- and nine-month periods ended September 30, 2021 was primarily attributable to movements in interest rate and spreads. For the three-month period ended September 30, 2021, net unrealized losses related to fixed maturity securities were $2.1 billion due primarily to a rise in rates and widening spreads. For the nine-month period ending September 30, 2021, net unrealized losses related to fixed maturity securities were $7.9 billion due primarily to an increase in interest rates.
For additional information on our investment portfolio, see Note 5 to the Condensed Consolidated Financial Statements.

AIG | Third Quarter 2022 Form 10-Q	125

ITEM 2 | Insurance Reserves

Insurance Reserves
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (LOSS RESERVES)
The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

	September 30, 2022			December 31, 2021
(in millions)	Net liability for unpaid losses and loss adjustment expenses	Reinsurance recoverable on unpaid losses and loss adjustment expenses	Gross liability for unpaid losses and loss adjustment expenses	Net liability for unpaid losses and loss adjustment expenses	Reinsurance recoverable on unpaid losses and loss adjustment expenses	Gross liability for unpaid losses and loss adjustment expenses
General Insurance:
U.S. Workers' Compensation (net of discount)	$2,977	$4,685	$7,662	$3,282	$5,216	$8,498
U.S. Excess Casualty	3,707	3,771	7,478	3,850	4,195	8,045
U.S. Other Casualty	4,206	3,917	8,123	3,805	4,191	7,996
U.S. Financial Lines	5,620	1,752	7,372	5,356	1,893	7,249
U.S. Property and Special Risks	6,466	3,204	9,670	6,615	3,587	10,202
U.S. Personal Insurance	775	2,007	2,782	1,001	2,198	3,199
UK/Europe Casualty and Financial Lines	6,690	1,590	8,280	7,175	1,603	8,778
UK/Europe Property and Special Risks	2,598	1,465	4,063	2,631	1,492	4,123
UK/Europe and Japan Personal Insurance	1,685	604	2,289	1,962	608	2,570
Other product lines(b)	5,925	5,203	11,128	5,815	5,468	11,283
Unallocated loss adjustment expenses(b)	1,361	938	2,299	1,654	1,015	2,669
Total General Insurance	42,010	29,136	71,146	43,146	31,466	74,612
Other Operations Run-Off:
U.S. run-off long tail insurance lines (net of discount)	275	3,381	3,656	164	3,434	3,598
Other run-off product lines	244	56	300	264	61	325
Blackboard U.S. Holdings, Inc.	153	137	290	217	138	355
Unallocated loss adjustment expenses	13	114	127	22	114	136
Total Other Operations Run-Off	685	3,688	4,373	667	3,747	4,414
Total	$42,695	$32,824	$75,519	$43,813	$35,213	$79,026
(a)Includes net loss reserve discount of $946 million and $876 million as of September 30, 2022 and December 31, 2021, respectively. For information regarding loss reserve discount see Note 10 to the Condensed Consolidated Financial Statements.
(b)Other product lines and Unallocated loss adjustment expenses includes Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense for the Fortitude Re reinsurance of $3.3 billion and $3.5 billion as of September 30, 2022 and December 31, 2021, respectively.

Prior Year Development
The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
General Insurance:
North America	$256	$(49)	$(8)	$(165)
International	(328)	(1)	(359)	8
Total General Insurance*	$(72)	$(50)	$(367)	$(157)
Other Operations Run-Off	—	—	(1)	84
Total prior year favorable development	$(72)	$(50)	$(368)	$(73)
*Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $42 million and $47 million for the three-month periods ended September 30, 2022 and 2021, respectively, and $126 million and $148 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $(82) million and $(150) million for the three-month periods ended September 30, 2022 and 2021, respectively, and $(295) million and $(241) million for the nine-month periods ended September 30, 2022 and 2021, respectively. Also excludes the related changes in amortization of the deferred gain, which were $(19) million and $(34) million for the three-month periods ended September 30, 2022 and 2021, respectively, and $(89) million and $(41) million for the nine-month periods ended September 30, 2022 and 2021, respectively.

126	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Insurance Reserves

Net Loss Development
In the three-month period ended September 30, 2022, we recognized favorable prior year loss reserve development of $72 million. The key components of this development were:
North America
•Favorable development driven by Workers' Compensation and Property.
•Unfavorable development driven by U.S. Financial Lines.
International
•Favorable development driven by Global Specialty and Personal Lines led by Japan.
•Unfavorable development in Financial Lines and Casualty.
In the nine-month period ended September 30, 2022, we recognized favorable prior year loss reserve development of $368 million. The key components of this development were:
North America
•Favorable development driven by Workers' Compensation, short tail lines and U.S. Other Casualty.
•Unfavorable development driven by U.S. Financial Lines.
International
•Favorable development driven by Global Specialty and Japan personal Lines.
•Unfavorable development driven by Casualty and Financial Lines
In the three-month period ended September 30, 2021, we recognized favorable prior year loss reserve development of $50 million. The key components of this development were:
North America
•Strong favorable development in Personal Insurance, primarily attributable to subrogation recovery related to the 2017 and 2018 California wildfires partially offset by the impact of dropping below the attachment point of our 2018 catastrophe aggregate treaty, which also adversely impacted our U.S. Property and Special Risk Commercial Lines.
•Favorable development on U.S. Workers Compensation and Other short-tailed commercial lines reflecting lower frequency and severity in recent calendar years.
•Amortization benefit of $47 million related to the deferred gain on the adverse development cover.
•Reserve strengthening within U.S. Financial Lines, reflecting higher severity of claims in Directors & Officers, principally from accident years 2018 and prior.
International
•Favorable development on short-tailed International Commercial Lines and Personal Insurance, reflecting lower frequency and severity of claims. Adverse development on Property and Other short-tail lines.
•Reserve strengthening on International Financial Lines, reflecting higher severity of claims, the majority of which is from accident years 2018 and prior.
In the nine-month period ended September 30, 2021, we recognized favorable prior year loss reserve development of $73 million. The key components of this development were:
North America
•Strong favorable development in Personal Insurance, primarily attributable to subrogation recovery related to the 2017 and 2018 California wildfires partially offset by the impact of dropping below the attachment point of our 2018 catastrophe aggregate treaty, which also adversely impacted our U.S. Property and Special Risk Commercial Lines.
•Favorable development on U.S. Workers Compensation and Other short-tailed commercial lines reflecting lower frequency and severity in recent calendar years.
•Amortization benefit of $148 million related to the deferred gain on the adverse development cover.
•Reserve strengthening within U.S. Financial Lines, reflecting higher severity of claims in Directors & Officers, principally from accident years 2018 and prior.

AIG | Third Quarter 2022 Form 10-Q	127

ITEM 2 | Insurance Reserves

International
•Favorable development on short-tailed International Commercial Lines and Personal Insurance, reflecting lower frequency and severity of claims.
•Reserve strengthening on International Financial Lines, reflecting higher severity of claims, the majority of which is from accident years 2018 and prior.
Other Operations
•Unfavorable development primarily attributed to the Blackboard insurance portfolio due to increased severity on reported claims.
The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Three Months Ended September 30, 2022
(in millions)	Total	2021	2020 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(201)	$(10)	$(191)
U.S. Excess Casualty	23	—	23
U.S. Other Casualty	(37)	5	(42)
U.S. Financial Lines	653	—	653
U.S. Property and Special Risks	(103)	(106)	3
U.S. Personal Insurance	(22)	14	(36)
Other Product Lines	(57)	(10)	(47)
Total General Insurance North America	$256	$(107)	$363
General Insurance International:
UK/Europe Casualty and Financial Lines	$68	$(2)	$70
UK/Europe Property and Special Risks	(139)	(4)	(135)
UK/Europe and Japan Personal Insurance	(96)	(56)	(40)
Other product lines	(161)	(90)	(71)
Total General Insurance International	$(328)	$(152)	$(176)
Other Operations Run-Off	—	—	—
Total Prior Year (Favorable) Unfavorable Development	$(72)	$(259)	$187

Three Months Ended September 30, 2021
(in millions)	Total	2020	2019 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(211)	$(27)	$(184)
U.S. Excess Casualty	19	6	13
U.S. Other Casualty	31	65	(34)
U.S. Financial Lines	466	(4)	470
U.S. Property and Special Risks	136	(25)	161
U.S. Personal Insurance	(380)	(33)	(347)
Other Product Lines	(110)	(40)	(70)
Total General Insurance North America	$(49)	$(58)	$9
General Insurance International:
UK/Europe Casualty and Financial Lines	$175	$62	$113
UK/Europe Property and Special Risks	(69)	(47)	(22)
UK/Europe and Japan Personal Insurance	(158)	(141)	(17)
Other product lines	51	(5)	56
Total General Insurance International	$(1)	$(131)	$130
Other Operations Run-Off	—	—	—
Total Prior Year (Favorable) Unfavorable Development	$(50)	$(189)	$139

128	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Insurance Reserves

Nine Months Ended September 30, 2022
(in millions)	Total	2021	2020 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(386)	$(19)	$(367)
U.S. Excess Casualty	3	—	3
U.S. Other Casualty	(89)	5	(94)
U.S. Financial Lines	639	—	639
U.S. Property and Special Risks	(79)	(181)	102
U.S. Personal Insurance	(28)	16	(44)
Other Product Lines	(68)	(23)	(45)
Total General Insurance North America	$(8)	$(202)	$194
General Insurance International:
UK/Europe Casualty and Financial Lines	$73	$(4)	$77
UK/Europe Property and Special Risks	(155)	(26)	(129)
UK/Europe and Japan Personal Insurance	(109)	(69)	(40)
Other product lines	(168)	(76)	(92)
Total General Insurance International	$(359)	$(175)	$(184)
Other Operations Run-Off	(1)	—	(1)
Total Prior Year (Favorable) Unfavorable Development	$(368)	$(377)	$9

Nine Months Ended September 30, 2021
(in millions)	Total	2020	2019 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(316)	$(14)	$(302)
U.S. Excess Casualty	(5)	6	(11)
U.S. Other Casualty	32	63	(31)
U.S. Financial Lines	487	(4)	491
U.S. Property and Special Risks	156	(34)	190
U.S. Personal Insurance	(402)	(42)	(360)
Other Product Lines	(117)	(46)	(71)
Total General Insurance North America	$(165)	$(71)	$(94)
General Insurance International:
UK/Europe Casualty and Financial Lines	$183	$61	$122
UK/Europe Property and Special Risks	(79)	(48)	(31)
UK/Europe and Japan Personal Insurance	(162)	(145)	(17)
Other product lines	66	13	53
Total General Insurance International	$8	$(119)	$127
Other Operations Run-Off	84	33	51
Total Prior Year (Favorable) Unfavorable Development	$(73)	$(157)	$84
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

AIG | Third Quarter 2022 Form 10-Q	129

ITEM 2 | Insurance Reserves

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement as of September 30, 2022 and as of December 31, 2021, showing the effect of discounting of loss reserves and amortization of the deferred gain.

(in millions)	September 30, 2022	December 31, 2021
Gross Covered Losses
Covered reserves before discount	$12,730	$14,398
Inception to date losses paid	28,322	27,023
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$16,052	$16,421
Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$12,842	$13,137
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	2,654	2,949
Discount on ceded losses(a)	(879)	(953)
Pre-tax deferred gain before amortization	1,775	1,996
Inception to date amortization of deferred gain at inception	(1,223)	(1,097)
Inception to date amortization attributed to changes in deferred gain(b)	74	(30)
Deferred gain liability reflected in AIG's balance sheet	$626	$869
(a)The accretion of discount and a reduction in effective interest rates is offset by changes in estimates of the amount and timing of future recoveries.
(b)Excluded from APTI.
The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Balance at beginning of period, net of discount	$709	$1,186	$869	$1,297
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	(82)	(150)	(295)	(241)
Amortization attributed to deferred gain at inception(b)	(42)	(47)	(126)	(148)
Amortization attributed to changes in deferred gain(c)	24	39	104	64
Changes in discount on ceded loss reserves	17	22	74	78
Balance at end of period, net of discount	$626	$1,050	$626	$1,050
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
Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our run-off operations. Those reinsurance transactions were designed to consolidate most of our Insurance run-off lines into a single legal entity. As of September 30, 2022, approximately $29.1 billion of reserves from our Life and Retirement Run-Off Lines and approximately $3.5 billion of reserves from our General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.

130	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Insurance Reserves

Of the Fortitude Re reinsurance agreements, the largest is the Amended and Restated Combination Coinsurance and Modified Coinsurance Agreement by and between our subsidiary AGL and Fortitude Re. Under this treaty, approximately $22.2 billion of AGL reserves as of September 30, 2022 were ceded to Fortitude Re representing a mix of life and annuity risks. Fortitude Re provides 100 percent reinsurance of the ceded risks. AGL retains the risk of collection of any third party reinsurance covering the ceded business. At effectiveness of the treaty, an amount equal to the aggregate ceded reserves was deposited by AGL into a modified coinsurance account of AGL to secure the obligations of Fortitude Re. Fortitude Re receives or makes quarterly payments that represent the net gain or loss under the treaty for the relevant quarter, including any net investment gain or loss on the assets in the modified coinsurance account. An AIG affiliate will serve as portfolio manager of assets in the modified coinsurance account for a minimum of three years after the June 2, 2020 closing of the sale of our majority interest in Fortitude Group Holdings, LLC.
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
Update of Actuarial Assumptions and Models
The life insurance companies review and update actuarial assumptions at least annually, generally in the third quarter.
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
Various assumptions were updated, including the following effective September 30, 2022:
•Expected lapses increased primarily due to the impact of higher interest rates for fixed annuities in Individual Retirement; and
•Interest rates and equity correlation used to generate risk neutral path for variable annuities in Individual Retirement and Group Retirement decreased resulting in a reduction of GMWB embedded derivatives.
Traditional long-duration products
For long-duration traditional products, which include whole life insurance, term life insurance, accident and health insurance, long‑term care insurance, and life-contingent single premium immediate annuities and structured settlements, a “lock-in” principle applies. The assumptions used to calculate the benefit liabilities and DAC are set when a policy is issued and do not change with changes in actual experience, unless a loss recognition event occurs. A loss recognition event occurs when current liabilities together with expected future premiums are not sufficient to provide for all future benefits, expenses, and DAC amortization, net of reinsurance. A loss recognition event is driven by observed changes in actual experience or estimates differing significantly from “locked-in” assumptions. Underlying assumptions, including interest rates, are reviewed periodically and updated as appropriate for loss recognition testing purposes. As it relates to business ceded to Fortitude Re, as our accounting policy is to include reinsurance balances when performing loss recognition testing and as there will be no future profits recognized on this business, we will not incur any future loss recognition events related to business ceded to Fortitude Re, absent any decisions by us to recapture the business. The net increases (decreases) to pre-tax income and adjusted pre-tax income as a result of the update of actuarial assumptions for the three- and nine-month periods ended September 30, 2022 and 2021 are shown in the following tables.

AIG | Third Quarter 2022 Form 10-Q	131

ITEM 2 | Insurance Reserves

The following table presents the decrease in pre-tax income resulting from the update of actuarial assumptions in the life insurance companies, by line item as reported in Results of Operations:

Nine Months Ended September 30,
(in millions)	2022	2021
Premiums	$—	$(41)
Policy fees	(3)	(74)
Interest credited to policyholder account balances	(15)	(50)
Amortization of deferred policy acquisition costs	(56)	(139)
Policyholder benefits and losses incurred	17	138
Decrease in adjusted pre-tax income	(57)	(166)
Change in DAC related to net realized gains and losses	(19)	57
Net realized gains (losses)	70	(100)
Decrease in pre-tax income	$(6)	$(209)
The following table presents the increase (decrease) in adjusted pre-tax income resulting from the update of actuarial assumptions for the life insurance companies, by segment and product line:

Nine Months Ended September 30,
(in millions)	2022	2021
Life and Retirement:
Individual Retirement
Fixed annuities	$(83)	$(274)
Variable and indexed annuities	(3)	4
Total Individual Retirement	(86)	(270)
Group Retirement	2	(2)
Life Insurance	24	106
Institutional Markets	3	—
Total decrease in adjusted pre-tax income from update of assumptions	$(57)	$(166)
For the period ended September 30, 2022, adjusted pre-tax income included a net unfavorable update of $57 million, primarily in fixed annuities driven by the impact of higher interest rates on expected lapses.
For the period ended September 30, 2021, adjusted pre-tax income included a net unfavorable update of 166 million, primarily in fixed annuities driven by changes to earned rates causing spread compression partially offset by favorable updates to full surrender assumptions, and updates to the Life Insurance reserves for universal life with secondary guarantees and similar features (excluding base policy liabilities and embedded derivatives) model.
The updates related to the update of actuarial assumptions in each period are discussed by business segment below.
Update of Actuarial Assumptions by Business Segment Impact to Adjusted Pre-tax Income (Loss)
Individual Retirement
The annual update of actuarial assumptions resulted in net unfavorable impact to adjusted pre-tax income of Individual Retirement of $86 million and $270 million for the periods ended September 30, 2022 and 2021, respectively.
For the period ended September 30, 2022, in fixed annuities, the impact of higher interest rates on expected lapses resulted in a net unfavorable impact of $83 million. For the period ended September 30, 2021, the update of estimated gross profit assumptions resulted in a net unfavorable impact of $274 million which reflected lower projected investment earnings.
For the period ended September 30, 2022, in variable and index annuities, the update of assumptions resulted in a net unfavorable impact of $3 million due to a small model refinement. For the period ended September 30, 2021, the update of estimated gross profit assumptions resulted in a net favorable impact of $4 million, driven by lower assumed lapses. These updates were largely offset by lower projected investment earnings.
Group Retirement
For the period ended September 30, 2022, in Group Retirement, the update of assumptions resulted in a net favorable impact of $2 million. For the period ended September 30, 2021, the update of estimated gross profit assumptions resulted in a net unfavorable impact of $2 million, driven primarily in the variable annuities line by lower projected investment earnings, largely offset by resetting the reversion to the mean rate.

132	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Insurance Reserves

Life Insurance
For the period ended September 30, 2022, in Life Insurance, the update of actuarial assumptions resulted in a net favorable impact of $24 million, primarily driven by modeling refinements to reflect actual vs expected asset data related to calls and capital gains. For the period ended September 30, 2021, for the update of actuarial assumptions resulted in a net favorable impact of $106 million, primarily driven by updates to the reserves for universal life with secondary guarantees and similar features (excluding base policy liabilities and embedded derivatives), which was partially offset by lower projected investment earnings and model updates involving reinsurance.
Institutional Markets
For the period ended September 30, 2022, in Institutional Markets, the update of actuarial assumptions resulted in a net favorable impact of $3 million, primarily driven by updates to our corporate- and bank-owned life insurance products.
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

AIG | Third Quarter 2022 Form 10-Q	133

ITEM 2 | Insurance Reserves

The following table presents a reconciliation between the fair value of the GAAP embedded derivatives and the value of our economic hedge target:

(in millions)	September 30, 2022	December 31, 2021
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$698	$2,472
Exclude non-performance risk adjustment	(2,737)	(2,508)
Embedded derivative liability, excluding NPA	3,435	4,980
Adjustments for risk margins and differences in valuation	(2,523)	(2,172)
Economic hedge target liability	$912	$2,808
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
The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Change in fair value of embedded derivatives, excluding updated of actuarial assumptions and NPA	$722	$219	$2,056	$2,136
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities*	6	12	29	43
Interest rate derivative contracts	(479)	(140)	(2,071)	(784)
Equity derivative contracts	194	12	1,109	(768)
Change in fair value of variable annuity hedging portfolio	(279)	(116)	(933)	(1,509)
Change in fair value of embedded derivatives, excluding updated of actuarial assumptions and NPA, net of hedging portfolio	443	103	1,123	627
Change in fair value of embedded derivatives due to NPA spread	216	(43)	1,188	(136)
Change in fair value of embedded derivatives due to change in NPA volume	(290)	(27)	(959)	(391)
Change in fair value of embedded derivatives due to update of actuarial assumptions	79	(60)	79	(60)
Total change due to update of actuarial assumptions and NPA	5	(130)	308	(587)
Net impact on pre-tax income (loss)	$448	$(27)	$1,431	$40
Impact to Condensed Consolidated Income Statement
Net investment income, net of related interest credited to policyholder account balances	$6	$12	$29	$43
Net realized gains (losses)	442	(39)	1,402	(3)
Net impact on pre-tax income (loss)	$448	$(27)	$1,431	$40
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)	$476	$58	$845	$135
*The change in fair value of available-for-sale fixed maturity securities recognized as a component of other comprehensive income (loss) were losses of $120 million and $550 million for the three- and nine-month periods ended September 30, 2022 due to higher interest rates and wider credit spreads. The change in fair value of available-for-sale fixed maturity securities recognized as a component of other comprehensive income (loss) were losses of $23 million for the three-month period ended September 30, 2021 and losses of $134 million for the nine-month period ended September 30, 2021, due to higher interest rates.

134	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Insurance Reserves

The three-month period ended September 30, 2022 net impact on pre-tax income (loss) of $448 million resulted from:
•$443 million gain in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio was driven by increases in interest rates, partially offset by lower equity markets.
•$74 million loss due to NPA was driven by the impact of higher interest rates that resulted in NPA volume losses from lower expected GMWB payments, partially offset by widening of the NPA credit spread.
•$79 million gain from the review and update of actuarial assumptions.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended September 30, 2022, we had a net mark-to-market gain of approximately $476 million from our hedging activities related to our economic hedge target primarily driven by widening credit spreads and update of actuarial assumptions.
The nine-month period ended September 30, 2022 net impact on pre-tax income (loss) of $1,431 million resulted from:
•$1,123 million gain in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio was driven by increases in interest rates, partially offset by lower equity markets.
•$229 million gain due to NPA was driven by a widening of the NPA credit spread, partially offset by the impact of higher interest rates that resulted in NPA volume losses from lower expected GMWB payments.
•$79 million gain from the review and update of actuarial assumptions.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the nine months ended September 30, 2022, we had a net mark-to-market gain of approximately $845 million from our hedging activities related to our economic hedge target primarily driven by widening credit spreads and update of actuarial assumptions.
The three-month period ended September 30, 2021 net impact on pre-tax income (loss) of $(27) million resulted from:
•$103 million gain in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio was driven by impact of higher interest rates and higher equity markets.
•$70 million loss due to NPA driven by a tightening of the NPA credit spread and the impact of higher interest rates that resulted in NPA volume losses from lower expected GMWB payments.
•$60 million loss from the review and update of actuarial assumptions
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended September 30, 2021, we had a net mark-to-market gain of approximately $58 million from our hedging activities related to our economic hedge target primarily driven by higher equity markets, partially offset by losses from the review and update of actuarial assumptions.
The nine-month period ended September 30, 2021 net impact on pre-tax income (loss) of $40 million resulted from:
•$627 million gain in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio was driven by increases in interest rates and higher equity markets.
•$527 million loss due to NPA was driven by a tightening of the NPA credit spread, and the impact of higher interest rates that resulted in NPA volume losses from lower expected GMWB payments.
•$60 million loss from the review and update of actuarial assumptions
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the nine months ended September 30, 2021, we had a net mark-to-market gain of approximately $135 million from our hedging activities related to our economic hedge target primarily driven by higher equity markets, partially offset by losses from the review and update of actuarial assumptions.
Change in Economic Hedge Target
The decrease in the economic hedge target liability in the three- and nine-month periods ended September 30, 2022 was primarily driven by higher interest rates and widening credit spreads, offset by lower equity markets. The decrease in the economic hedge target liability in the three- and nine-month periods ended September 30, 2021 was primarily driven higher interest rates and rising equity markets, partially offset by losses from the review and update of actuarial assumptions.

AIG | Third Quarter 2022 Form 10-Q	135

ITEM 2 | Insurance Reserves

Change in Fair Value of the Hedging Portfolio
The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivative valuation under GAAP, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:
•Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in losses driven by higher interest rates in the three- and nine-month periods ended September 30, 2022 and 2021.
•Changes in the fair value of equity derivative contracts, which included futures and options, resulted in gains in three- and nine-month periods ended September 30, 2022 driven by the decline in the equity market compared to gains in the three-month period ended September 30, 2021 and losses in nine-month period ended September 30, 2021, primarily due to gains in the equity market.
•Changes in the fair value of fixed maturity securities, primarily corporate bonds, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. The change in the fair value of the corporate bond hedging program in the three- and nine-month periods ended September 30, 2022 reflected losses due to increases in interest rates and widening credit spreads. The change in the fair value of the corporate bond hedging program in the three- and nine-month periods ended September 30, 2021 reflected losses due to higher interest rates.
DAC
The following table summarizes the major components of the changes in DAC, including VOBA, within the Life and Retirement companies:

Nine Months Ended September 30,
(in millions)	2022	2021
Balance, beginning of year	$8,086	$7,316
Acquisition costs deferred	742	788
Amortization expense:
Update of assumptions included in adjusted pre-tax income	(56)	(139)
Related to realized gains and losses	(418)	(56)
All other operating amortization	(840)	(636)
Increase (decrease) in DAC due to foreign exchange	(129)	(10)
Change related to unrealized depreciation (appreciation) of investments	5,961	706
Balance, end of period(a)	$13,346	$7,969
(a)DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $9.8 billion and $10.4 billion at September 30, 2022 and 2021, respectively.
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
Market conditions in the nine-month period ended September 30, 2022 drove a $42.0 billion decrease in the unrealized appreciation of the available for sale fixed maturity securities portfolio held to support the Life and Retirement businesses at September 30, 2022 compared to December 31, 2021. At September 30, 2022, the changes related to unrealized appreciation (depreciation) of investments reflected increases in amortized balances including DAC and unearned revenue reserves, while accrued liabilities such as policyholder benefit liabilities decreased $3.1 billion from December 31, 2021.

136	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Insurance Reserves

Reserves
The following table presents a rollforward of insurance reserves by operating segments for Life and Retirement, including future policy benefits, policyholder contract deposits, other policyholder funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Individual Retirement
Balance at beginning of period, gross	$136,618	$152,459	$148,492	$148,837
Premiums and deposits	3,792	3,257	11,293	10,608
Surrenders and withdrawals	(2,447)	(2,473)	(6,881)	(8,822)
Death and other contract benefits	(649)	(689)	(2,214)	(2,342)
Subtotal	137,314	152,554	150,690	148,281
Change in fair value of underlying assets and reserve accretion, net of policy fees	(3,224)	(564)	(16,565)	2,970
Cost of funds(a)	459	421	1,327	1,250
Other reserve changes	(243)	167	(1,146)	77
Less the sale of retail mutual fund assets	—	(7,009)	—	(7,009)
Balance at end of period	134,306	145,569	134,306	145,569
Reinsurance ceded	(311)	(311)	(311)	(311)
Total Individual Retirement insurance reserves and mutual fund assets	$133,995	$145,258	$133,995	$145,258
Group Retirement
Balance at beginning of period, gross	$102,530	$116,942	$118,492	$110,651
Premiums and deposits	2,039	1,831	5,699	5,904
Surrenders and withdrawals	(2,610)	(2,638)	(7,157)	(7,385)
Death and other contract benefits	(217)	(207)	(697)	(655)
Subtotal	101,742	115,928	116,337	108,515
Change in fair value of underlying assets and reserve accretion, net of policy fees	(3,321)	(619)	(18,417)	6,430
Cost of funds(a)	285	287	844	851
Other reserve changes	64	(57)	6	(257)
Balance at end of period	98,770	115,539	98,770	115,539
Total Group Retirement insurance reserves and mutual fund assets	$98,770	$115,539	$98,770	$115,539
Life Insurance
Balance at beginning of period, gross	$26,714	$28,307	$28,415	$27,998
Premiums and deposits	1,057	1,045	3,163	3,130
Surrenders and withdrawals	(165)	(113)	(429)	(373)
Death and other contract benefits	(118)	(136)	(392)	(447)
Subtotal	27,488	29,103	30,757	30,308
Change in fair value of underlying assets and reserve accretion, net of policy fees	(300)	(228)	(1,034)	(634)
Cost of funds(a)	84	88	256	265
Other reserve changes	(1,122)	(793)	(3,829)	(1,769)
Balance at end of period	26,150	28,170	26,150	28,170
Reinsurance ceded	(1,528)	(1,504)	(1,528)	(1,504)
Total Life Insurance reserves	$24,622	$26,666	$24,622	$26,666
Institutional Markets
Balance at beginning of period, gross	$30,114	$27,999	$30,264	$27,342
Premiums and deposits	1,897	994	2,774	2,715
Surrenders and withdrawals	(365)	(15)	(434)	(934)
Death and other contract benefits	(309)	(254)	(815)	(656)
Subtotal	31,337	28,724	31,789	28,467
Change in fair value of underlying assets and reserve accretion, net of policy fees	(44)	155	(220)	600
Cost of funds(a)	85	75	215	221
Other reserve changes	(306)	(8)	(712)	(342)
Balance at end of period	31,072	28,946	31,072	28,946
Reinsurance ceded	(45)	(45)	(45)	(45)
Total Institutional Markets reserves	$31,027	$28,901	$31,027	$28,901

AIG | Third Quarter 2022 Form 10-Q	137

ITEM 2 | Insurance Reserves

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Total insurance reserves and mutual fund assets
Balance at beginning of period, gross	$295,976	$325,707	$325,663	$314,828
Premiums and deposits	8,785	7,127	22,929	22,357
Surrenders and withdrawals	(5,587)	(5,239)	(14,901)	(17,514)
Death and other contract benefits	(1,293)	(1,286)	(4,118)	(4,100)
Subtotal	297,881	326,309	329,573	315,571
Change in fair value of underlying assets and reserve accretion, net of policy fees	(6,889)	(1,256)	(36,236)	9,366
Cost of funds(a)	913	871	2,642	2,587
Other reserve changes	(1,607)	(691)	(5,681)	(2,291)
Less the sale of retail mutual fund assets	—	(7,009)	—	(7,009)
Balance at end of period, excluding Fortitude Re reserves	290,298	318,224	290,298	318,224
Fortitude Re reserves(b)	27,300	27,833	27,300	27,833
Balance at end of period, including Fortitude Re reserves	317,598	346,057	317,598	346,057
Fortitude Re reinsurance ceded(b)	(27,300)	(27,833)	(27,300)	(27,833)
Reinsurance ceded	(1,884)	(1,860)	(1,884)	(1,860)
Total insurance reserves and mutual fund assets	$288,414	$316,364	$288,414	$316,364
(a)Excludes amortization of deferred sales inducements.
(b)Includes amounts related to policies where AIG has partially ceded to other reinsurers and Fortitude Re.
Insurance reserves and Group Retirement mutual fund assets under administration, were comprised of the following balances:

(in millions)	September 30, 2022	December 31, 2021
Future policy benefits	$55,408	$57,749
Policyholder contract deposits	157,733	156,844
Other policyholder funds(a)	1,013	833
Separate account liabilities	81,302	109,111
Total insurance reserves	295,456	324,537
Mutual fund assets	22,142	28,780
Total insurance reserves and mutual fund assets	$317,598	$353,317
(a)Excludes unearned revenue liability.

138	AIG | Third Quarter 2022 Form 10-Q

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

AIG | Third Quarter 2022 Form 10-Q	139

ITEM 2 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

SOURCES
Liquidity to AIG Parent from Subsidiaries
During the nine-month period ended September 30, 2022, our General Insurance companies distributed cash and fixed maturity securities of $1.6 billion, and our Life and Retirement companies distributed $1.9 billion of cash to AIG Parent or applicable intermediate holding companies.
Senior Note Offering of Corebridge
On April 5, 2022, Corebridge issued senior unsecured notes in the aggregate principal amount of $6.5 billion, the proceeds of which were used to repay a portion of the $8.3 billion promissory note previously issued by Corebridge to AIG Parent in November 2021 (the Intercompany Note).
Hybrid Offering of Corebridge
On August 23, 2022, Corebridge issued $1.0 billion aggregate principal amount of 6.875% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2052, the proceeds of which were used to repay a portion of the Intercompany Note.
Delayed Draw Term Loan Facility of Corebridge
On September 15, 2022, Corebridge borrowed $1.5 billion under its $1.5 billion 3-Year Delayed Draw Term Loan Agreement, a portion of which were used to repay the remainder of the Intercompany Note.
Corebridge Initial Public Offering
On September 19, 2022, AIG closed on the initial public offering of 80 million shares of Corebridge common stock at a public offering price of $21.00 per share. The aggregate gross proceeds of the offering to AIG, before deducting underwriting discounts and commissions and other expenses payable by AIG, were approximately $1.7 billion.

USES
General Borrowings(a)
During the three-month period ended September 30, 2022, no debt categorized as general borrowings was repaid or redeemed. During the nine-month period ended September 30, 2022, $7.6 billion of debt categorized as general borrowings matured, was repaid or redeemed as follows:
•Redeemed €750 million aggregate principal amount of our 1.500% Notes due 2023 for a redemption price of 101.494 percent of the principal amount, plus accrued and unpaid interest.
•Repurchased, through cash tender offers, approximately $6.8 billion aggregate principal amount of certain notes and debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $7.1 billion.
We made interest payments on our general borrowings totaling $563 million during the nine-month period ended September 30, 2022 including interest payments made by AIG Parent on AIG Parent-issued debt instruments of $544 million.
Dividends
During the nine-month period ended September 30, 2022:
•We made quarterly cash dividend payments of $365.625 per share on AIG’s Series A Preferred Stock totaling $22 million.
•We made quarterly cash dividend payments of $0.32 per share on AIG Common Stock totaling $746 million.
•Corebridge made cash dividend payments of $57 million in the aggregate to Blackstone.
Repurchases of Common Stock(b)
During the nine-month period ended September 30, 2022, AIG Parent repurchased approximately 77 million shares of AIG Common Stock, for an aggregate purchase price of approximately $4.4 billion.

(a)On October 24, 2022, AIG redeemed (i) $750 million aggregate principal amount of our 3.900% Notes Due 2026 for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest, (ii) approximately $522 million aggregate principal amount of our 3.750% Notes Due 2025 for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest and (iii) $500 million aggregate principal amount of our 2.500% Notes Due 2025 for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest.
(b)Pursuant to a Securities Exchange Act of 1934 (the Exchange Act) Rule 10b5-1 repurchase plan, from October 1, 2022 to October 27, 2022, we repurchased approximately 4 million shares of AIG Common Stock for an aggregate purchase price of approximately $221 million.

140	AIG | Third Quarter 2022 Form 10-Q

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
Interest payments totaled $734 million and $781 million in the nine-month periods ended September 30, 2022 and 2021. Excluding interest payments, AIG had operating cash inflows of $4.8 billion in the nine-month period ended September 30, 2022 compared to operating cash inflows of $6.5 billion in the same period in the prior year.
Investing Cash Flow Activities
Net cash used in investing activities in the nine-month period ended September 30, 2022 was $2.3 billion compared to net cash used in investing activities of $2.9 billion in the same period in the prior year.
Financing Cash Flow Activities
Net cash used in financing activities in the nine-month period ended September 30, 2022 reflected:
•$746 million to pay a dividend of $0.32 per share per quarter on AIG Common Stock;
•$22 million to pay a dividend of $365.625 per share per quarter on AIG’s Series A Preferred Stock;
•$57 million paid by Corebridge in the form of a cash dividend to Blackstone;
•$4.4 billion to repurchase approximately 77 million shares of AIG Common Stock;
•$1.5 billion inflow from drawdown on 3-Year Delayed Draw Term Loan Agreement of Corebridge;
•$176 million in net outflows from the issuance and repayment of long-term debt; and
•$263 million in net outflows from the issuance and repayment of debt of consolidated investment entities.
Net cash used in financing activities in the nine-month period ended September 30, 2021 reflected:
•$819 million to pay a dividend of $0.32 per share per quarter on AIG Common Stock;
•$22 million to pay a dividend of $365.625 per share per quarter on AIG’s Series A Preferred Stock;
•$1,651 million to repurchase approximately 32 million shares of AIG Common Stock;
•$3.4 billion in net outflows from the issuance and repayment of long-term debt; and
•$248 million in net inflows from the issuance and repayment of debt of consolidated investment entities.
LIQUIDITY AND CAPITAL RESOURCES OF AIG PARENT AND SUBSIDIARIES
AIG Parent
As of September 30, 2022, AIG Parent and applicable intermediate holding companies had approximately $11.0 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash and short-term investments substantially all of which are U.S. government securities, and also include a committed, revolving syndicated credit facility. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales or repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.
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

AIG | Third Quarter 2022 Form 10-Q	141

ITEM 2 | Liquidity and Capital Resources

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
The following table presents AIG Parent and applicable intermediate holding companies liquidity sources:

(in millions)	September 30, 2022	December 31, 2021
Cash and short-term investments(a)	$3,761	$4,334
Unencumbered fixed maturity securities(b)	2,787	6,357
Total AIG Parent liquidity(c)	6,548	10,691
Available capacity under committed, syndicated credit facility(d)	4,500	4,500
Total AIG Parent liquidity sources	$11,048	$15,191
(a)Cash and short-term investments include agreements in which securities are purchased by us under agreements to resell totaling $270 million and $1.9 billion as of September 30, 2022 and December 31, 2021, respectively.
(b)Unencumbered securities consist of publicly traded, investment grade rated fixed maturity securities. As of September 30, 2022, substantially all fixed maturity securities consisted of U.S. government securities.
(c)As of September 30, 2022, following the initial public offering of Corebridge, $1.7 billion of Corebridge liquidity is no longer reflected in AIG Parent's liquidity.
(d)For additional information relating to this committed, syndicated credit facility, see – Credit Facilities below.
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
Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. General Insurance companies had no outstanding borrowings from FHLBs at both September 30, 2022 and December 31, 2021. Our U.S. Life and Retirement companies had $4.6 billion and $3.6 billion which were due to FHLBs in their respective districts at September 30, 2022 and December 31, 2021, respectively, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits. Proceeds from funding agreements are generally invested in fixed income securities and other investments intended to generate spread income. In addition, our U.S. Life and Retirement companies had no outstanding borrowings in the form of cash advances from FHLBs at September 30, 2022.
Certain of our U.S. Life and Retirement companies have securities lending programs that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life and Retirement companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments or used for short-term liquidity purposes.

142	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Additionally, the aggregate amount of securities that a Life and Retirement company is able to lend under its program at any time is limited to 5 percent of its general account statutory-basis admitted assets. Our U.S. Life and Retirement companies had $3.3 billion of securities subject to these agreements at December 31, 2021 and $3.4 billion of liabilities to borrowers for collateral received at December 31, 2021. As of September 30, 2022 we had no loans outstanding under these programs.
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
AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by AIG Parent and/or certain subsidiaries in the event of a drawdown of these letters of credit. Letters of credit issued in support of the General Insurance companies totaled approximately $4.0 billion at September 30, 2022. Letters of credit issued in support of the Life and Retirement companies totaled approximately $264 million at September 30, 2022, which are subject to reimbursement by Corebridge with no recourse to AIG Parent.
In the nine-month period ended September 30, 2022, our General Insurance companies collectively paid to AIG Parent or applicable intermediate holding companies a total of approximately $1.5 billion in dividends in the form of cash and fixed maturity securities and $93 million in tax sharing payments in the form of cash. The fixed maturity securities primarily included U.S. treasuries and securities issued by U.S. agencies.
In the nine-month period ended September 30, 2022, our Life and Retirement companies collectively paid to AIG Parent or applicable intermediate holding companies a total of approximately $914 million in dividends in the form of cash and $986 million in tax sharing payments in the form of cash. On November 1, 2021, Corebridge declared a dividend payable to AIG Parent in the amount of $8.3 billion. In connection with such dividend, Corebridge issued the Intercompany Note, which, as of September 15, 2022, was repaid in full by Corebridge.
Following the initial public offering of Corebridge, AIG holds 77.7 percent of Corebridge common stock, resulting in the tax deconsolidation of Corebridge from AIG. As such, as of September 15, 2022, AIG is no longer receiving tax sharing payments from Corebridge for tax liabilities of subsequent periods. Pursuant to the Tax Matters Agreement entered into by Corebridge and AIG on September 14, 2022, the parties will make tax payments to each other in respect of historic tax periods and tax periods prior to the tax deconsolidation of Corebridge from AIG in a manner consistent with pre-existing tax sharing arrangements between the companies.
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
As of September 30, 2022, a total of $4.5 billion remained available for borrowing under the Facility. Our ability to utilize the Facility is not contingent on our credit ratings. However, our ability to utilize the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to utilize the Facility from time to time, and may use the proceeds for general corporate purposes.
Corebridge maintains a revolving syndicated credit facility (the Corebridge Facility) as a potential source of liquidity for general corporate purposes. The Corebridge Facility provides for aggregate commitments by the bank syndicate to provide unsecured revolving loans and/or standby letters of credit of up to $2.5 billion without any limits on the type of borrowings and is scheduled to expire on May 12, 2027.
As of September 30, 2022, a total of $2.5 billion remained available for borrowing under the Corebridge Facility.

AIG | Third Quarter 2022 Form 10-Q	143

ITEM 2 | Liquidity and Capital Resources

Corebridge maintains a 3-Year Delayed Draw Term Loan Agreement (the DDTL Facility) among Corebridge, as borrower, the lenders party thereto and the administrative agent thereto. The DDTL Facility provided Corebridge with committed delayed draw term loan facilities in the aggregate principal amount of $2.5 billion, with no recourse to AIG Parent. On August 25, 2022, in connection with the issuance by Corebridge of its 6.875% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2052, the commitment under the DDTL Facility was reduced from $2.5 billion to $1.5 billion. On September 15, 2022, Corebridge borrowed $1.5 billion under the DDTL Facility, a portion of which was used to repay the remaining amount due to AIG Parent under the Intercompany Note.
As of September 30, 2022, a total of $1.5 billion of borrowings are outstanding under the DDTL Facility.
CONTRACTUAL OBLIGATIONS
As of September 30, 2022, there have been no material changes in our contractual obligations from December 31, 2021, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Contractual Obligations in the 2021 Annual Report.
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As of September 30, 2022, there have been no material changes in our off-balance sheet arrangements and commercial commitments from December 31, 2021, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Off-Balance Sheet Arrangements and Commercial Commitments in the 2021 Annual Report.
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
For additional information on GIAs and associated collateral posted, see Note 5 to the Condensed Consolidated Financial Statements.
The following table provides the rollforward of AIG’s total debt outstanding:

Nine Months Ended September 30, 2022	Balance, Beginning of Year	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes		Balance, End of Period
(in millions)
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$19,633	$—	$(7,409)	$(314)	$(13)	(d)	$11,897
Junior subordinated debt	1,164	—	(167)	(11)	1		987
AIG Japan Holdings Kabushiki Kaisha	333	—	—	(62)	—		271
Validus notes and bonds payable	293	—	(14)	—	(9)		270
Total AIG general borrowings	21,423	—	(7,590)	(387)	(21)		13,425
AIG borrowings supported by assets:(a)
AIG notes and bonds payable	—	—	—	—	81	(d)	81
Series AIGFP matched notes and bonds payable	18	—	—	—	—		18
GIAs, at fair value	1,803	22	(58)	—	(172)	(e)	1,595
Notes and bonds payable, at fair value	68	—	(36)	—	(14)	(e)	18
Total AIG borrowings supported by assets	1,889	22	(94)	—	(105)		1,712
Total debt issued or guaranteed by AIG	23,312	22	(7,684)	(387)	(126)		15,137
Corebridge debt:
AIGLH notes and bonds payable(b)	199	—	—	—	1		200
AIGLH junior subordinated debt(b)	227	—	—	—	—		227
Corebridge senior unsecured notes - not guaranteed by AIG	—	6,461	—	—	(10)		6,451
Corebridge junior subordinated debt - not guaranteed by AIG	—	990	—	—	(1)		989
DDTL facility - not guaranteed by AIG	—	1,502	—	—	—		1,502
Total Corebridge debt	426	8,953	—	—	(10)		9,369

144	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Nine Months Ended September 30, 2022	Balance, Beginning of Year	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes		Balance, End of Period
(in millions)
Other subsidiaries' notes, bonds, loans and mortgages payable - not guaranteed by AIG	3	—	(1)	—	—		2
Total Short-term and long-term debt	$23,741	$8,975	$(7,685)	$(387)	$(136)		$24,508
Debt of consolidated investment entities - not guaranteed by AIG(c)	$6,422	$849	$(1,112)	$(75)	$(160)	(f)	$5,924
(a)AIG Parent guarantees all such debt, except for Series AIGFP matched notes and bonds payable and AIG notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties were $1.4 billion at both September 30, 2022 and December 31, 2021, excluding collateral posted to GICs. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.
(b)We have entered into a guarantee reimbursement agreement with Corebridge and AIG Life Holdings, Inc. (AIGLH) which provides that Corebridge and AIGLH will reimburse AIG for the full amount of any payment made by or on behalf of AIG pursuant to AIG’s guarantee of the AIGLH notes and junior subordinated debt. We have also entered into a collateral agreement with Corebridge and AIGLH which provides that in the event of: (i) a ratings downgrade of Corebridge or AIGLH long-term unsecured indebtedness below specified levels or (ii) the failure by AIGLH to pay principal and interest on the AIGLH debt when due, Corebridge and AIGLH must collateralize an amount equal to the sum of: (i) 100 percent of the principal amount outstanding, (ii) accrued and unpaid interest and (iii) 100 percent of the net present value of scheduled interest payments. through the maturity dates of the AIGLH debt.
(c)At September 30, 2022, includes debt of consolidated investment entities primarily related to real estate investments of $1.5 billion and other securitization vehicles of $4.4 billion. At December 31, 2021, includes debt of consolidated investment entities related to real estate investments of $1.9 billion and other securitization vehicles of $4.5 billion.
(d)Includes reclassifications of debt between AIG general borrowings and AIG borrowings supported by assets.
(e)Primarily represents adjustments to the fair value of debt.
(f)Includes the effect of consolidating previously unconsolidated partnerships.
Debt Maturities
The following table summarizes maturing short-term and long-term debt at September 30, 2022 of AIG for the next four quarters:

	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
(in millions)	2022	2023	2023	2023	Total
AIG general borrowings	$15	$—	$525	$25	$565
AIG borrowings supported by assets	15	9	115	34	173
DDTL facility*	1,502	—	—	—	1,502
Other subsidiaries' notes, bonds, loans and mortgages payable	—	—	—	1	1
Total	$1,532	$9	$640	$60	$2,241
*On October 10, 2022, Corebridge continued this borrowing through November 21, 2022. Corebridge has the ability to further continue this borrowing through February 25, 2025.
The following table presents maturities of short-term and long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

September 30, 2022		Remainder	Year Ending
(in millions)	Total	of 2022	2023	2024	2025	2026	2027	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable(a)	$11,897	$15	$372	$459	$2,016	$1,528	$978	$6,529
Junior subordinated debt	987	—	—	—	—	—	—	987
AIG Japan Holdings Kabushiki Kaisha	271	—	178	—	93	—	—	—
Validus notes and bonds payable	270	—	—	—	—	—	—	270
Total AIG general borrowings	13,425	15	550	459	2,109	1,528	978	7,786
AIG borrowings supported by assets:
AIG notes and bonds payable	81	—	62	—	12	7	—	—
Series AIGFP matched notes and bonds payable	18	—	—	—	—	—	—	18
GIAs, at fair value	1,595	15	123	137	527	89	59	645
Notes and bonds payable, at fair value	18	—	—	—	—	—	—	18
Total AIG borrowings supported by assets	1,712	15	185	137	539	96	59	681
Total debt issued or guaranteed by AIG	15,137	30	735	596	2,648	1,624	1,037	8,467

AIG | Third Quarter 2022 Form 10-Q	145

ITEM 2 | Liquidity and Capital Resources

Corebridge debt:
AIGLH notes and bonds payable	200	—	—	—	101	—	—	99
AIGLH junior subordinated debt	227	—	—	—	—	—	—	227
Corebridge senior unsecured notes	6,451	—	—	—	993	—	1,240	4,218
Corebridge junior subordinated debt	989	—	—	—	—	—	—	989
DDTL facility(b)	1,502	1,502	—	—	—	—	—	—
Total Corebridge debt	9,369	1,502	—	—	1,094	—	1,240	5,533
Other subsidiaries notes, bonds, loans and mortgages payable	2	—	2	—	—	—	—	—
Total(c)	$24,508	$1,532	$737	$596	$3,742	$1,624	$2,277	$14,000
(a)On October 24, 2022, AIG redeemed (i) $750 million aggregate principal amount of our 3.900% Notes Due 2026 for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest, (ii) approximately $522 million aggregate principal amount of our 3.750% Notes Due 2025 for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest and (iii) $500 million aggregate principal amount of our 2.500% Notes Due 2025 for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest.
(b)On October 10, 2022, Corebridge continued this borrowing through November 21, 2022. Corebridge has the ability to further continue this borrowing through February 25, 2025.
(c)Does not reflect $5.9 billion of notes issued by consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.

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
(d)AIG guarantees all obligations of AIG Financial Products Corp.
These credit ratings are current opinions of the rating agencies. They may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request. For a discussion of rating agency actions in response to AIG’s separation of its Life and Retirement business from AIG, see – Rating Agency Actions Related to Corebridge Offerings and Other Recent Actions below.
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

146	AIG | Third Quarter 2022 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

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
RATING AGENCY ACTIONS RELATED TO COREBRIDGE OFFERINGS AND OTHER RECENT ACTIONS
•On March 29, 2022, Moody’s affirmed ratings on Corebridge entities and revised the outlook from Negative to Stable. On March 31, 2022, Moody’s assigned a Baa2 rating to the senior debt of Corebridge. On August 18, 2022, Moody's assigned a Baa3 (hyb) rating to the junior subordinated debt of Corebridge.
•On March 29, 2022, S&P affirmed the ratings of AIG and subsidiaries and revised the outlook on AIG and General Insurance from CreditWatch Negative to Negative. On March 29, 2022, S&P affirmed the ratings of Corebridge and revised the outlook from CreditWatch Developing to Stable. On March 31, 2022, S&P assigned a rating of BBB+ to the senior debt of Corebridge. On August 18, 2022, S&P assigned a BBB- rating to the junior subordinated debt of Corebridge.
•On March 4, 2022, Fitch affirmed the ratings of AIG and subsidiaries and revised the outlook on General Insurance from Stable to Positive and revised the outlook for AIG senior debt from Rating Watch Negative to Stable. On March 31, 2022, Fitch assigned a rating of BBB+ to the senior debt of Corebridge. On August 18, 2022, Fitch assigned a BBB- rating to the junior subordinated debt of Corebridge.
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

AIG | Third Quarter 2022 Form 10-Q	147

ITEM 2 | Liquidity and Capital Resources

DIVIDENDS
The following table presents declaration date, record date, payment date and dividends paid per common share on AIG Common Stock in the nine months ended September 30, 2022:

Declaration Date	Record Date	Payment Date	Dividends Paid Per Common Share
August 8, 2022	September 16, 2022	September 30, 2022	$0.32
May 3, 2022	June 16, 2022	June 30, 2022	0.32
February 16, 2022	March 17, 2022	March 31, 2022	0.32
On November 1, 2022, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on December 29, 2022 to shareholders of record on December 15, 2022.
The following table presents declaration date, record date, payment date and dividends paid per preferred share and per depository share on the Series A Preferred Stock in the nine months ended September 30, 2022:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
August 8, 2022	August 31, 2022	September 15, 2022	$365.625	$0.365625
May 3, 2022	May 31, 2022	June 15, 2022	365.625	0.365625
February 16, 2022	February 28, 2022	March 15, 2022	365.625	0.365625
On November 1, 2022, our Board of Directors declared a cash dividend on AIG's Series A Preferred Stock of $365.625 per share, payable on December 15, 2022 to holders of record on November 30, 2022.
The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, as discussed further in Note 12 to the Condensed Consolidated Financial Statements.
REPURCHASES OF AIG COMMON STOCK
Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On May 3, 2022, our Board of Directors authorized the repurchase of $6.5 billion of AIG Common Stock (inclusive of the approximately $1.5 billion remaining under the Board’s prior share repurchase authorization). During the nine-month period ended September 30, 2022, AIG Parent repurchased approximately 77 million shares of AIG Common Stock for an aggregate purchase price of $4.4 billion. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from October 1, 2022 to October 27, 2022, we repurchased approximately $221 million of additional shares of AIG Common Stock. As of October 27, 2022, $4.4 billion remained under the authorization.
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

148	AIG | Third Quarter 2022 Form 10-Q

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

AIG | Third Quarter 2022 Form 10-Q	149

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
AUM Assets under management include assets in the general and separate accounts of our subsidiaries that support liabilities and surplus related to our life and annuity insurance products and the notional value of stable value wrap contracts.
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

150	AIG | Third Quarter 2022 Form 10-Q

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

AIG | Third Quarter 2022 Form 10-Q	151

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
Reinstatement premiums Premiums on an insurance policy over and above the initial premium imposed at the beginning of the policy payable to reinsurers or receivable from insurers to restore coverage limits that have been reduced or exhausted as a result of reinsured losses under certain excess of loss reinsurance contracts.
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
VOBA Value of Business Acquired Present value of projected future gross profits from in-force policies of acquired businesses.

152	AIG | Third Quarter 2022 Form 10-Q

Acronyms

Acronyms

A&H	Accident and Health Insurance	GMDB	Guaranteed Minimum Death Benefits
ABS	Asset-Backed Securities	GMWB	Guaranteed Minimum Withdrawal Benefits
APTI	Adjusted pre-tax income	ISDA	International Swaps and Derivatives Association, Inc.
AUM	Assets Under Management	Moody's	Moody's Investors' Service Inc.
CDO	Collateralized Debt Obligations	NAIC	National Association of Insurance Commissioners
CDS	Credit Default Swap	NM	Not Meaningful
CMA	Capital Maintenance Agreement	ORR	Obligor Risk Ratings
CMBS	Commercial Mortgage-Backed Securities	OTC	Over-the-Counter
EGPs	Estimated Gross Profits	RMBS	Residential Mortgage-Backed Securities
FASB	Financial Accounting Standards Board	S&P	Standard & Poor's Financial Services LLC
GAAP	Accounting Principles Generally Accepted in the	SEC	Securities and Exchange Commission
United States of America		URR	Unearned Revenue Reserve
GIA	Guaranteed Investment Agreements	VIE	Variable Interest Entity

AIG | Third Quarter 2022 Form 10-Q	153

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk
Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.
ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by American International Group, Inc. (AIG) management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2022. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

154	AIG | Third Quarter 2022 Form 10-Q

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
New and proposed changes to tax laws could increase our corporate taxes or make some of our products less attractive to consumers. The recently enacted Inflation Reduction Act (the IRA), which establishes a new 15 percent corporate alternative minimum tax on adjusted book income (of corporations that have an average adjusted book income in excess of $1 billion over a three tax year period) for tax years beginning after December 31, 2022 may impact AIG’s after-tax earnings or cash flow. AIG may be required to pay tax equal to 15 percent of AIG’s pre-tax financial statement income, as adjusted by the IRA, despite AIG’s U.S. federal net operating loss carryforwards and foreign tax credits.
The IRA also includes a nondeductible 1 percent excise tax on the repurchase of corporate stock for transactions occurring in taxable years after December 31, 2022. The 1 percent excise tax on share repurchases would increase AIG’s cost of share repurchases.
The current United States administration and Congressional leadership have proposed additional changes to the U.S. corporate and international tax systems, as well as increasing the taxation of U.S. individuals, including capital gains taxation.
An increase in the statutory U.S. federal corporate income tax rate will negatively impact AIG’s future after-tax earnings.
The administration and Congressional leadership have also proposed changes to complex provisions in the U.S. international tax system, including the base erosion and anti-abuse tax (BEAT) and global intangible low-taxed income (GILTI). These changes could impact AIG’s after-tax earnings or cash flow. Furthermore, there is the possibility of further regulatory guidance on certain aspects of the BEAT and GILTI, which could impact the amounts recorded with respect to these international provisions, possibly materially.
In addition to changing the taxation of corporations in general, there are proposals for increases in tax rates for individuals, capital gains, and changes to the estate tax. These changes could impact demand in the U.S. for life insurance and annuity contracts.
New tax laws outside the U.S. similar to BEAT and GILTI or enacted in response to proposals by the Organisation for Economic Co-operation and Development could make substantive changes to the global international tax regime. Such changes could impact cross border reinsurance transactions, which could increase our tax costs globally.
Finally, it is possible that tax laws will be further changed either in a technical corrections bill or entirely new legislation. It remains difficult to predict whether or when there will be any tax law changes or further guidance by the authorities in the U.S. or elsewhere in the world having a material adverse effect on our business, consolidated results of operations, liquidity and financial condition, as the impact of proposals on our business can vary substantially depending upon the specific changes or further guidance made and how the changes or guidance are implemented by the authorities.
For additional information, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Results of Operations – U.S. Tax Law Changes.

AIG | Third Quarter 2022 Form 10-Q	155

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended September 30, 2022:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1-31	9,459,021	$51.15	9,459,021	$5,357
August 1-31	9,675,577	54.04	9,675,577	4,834
September 1-30	5,003,822	52.15	5,003,822	4,573
Total	24,138,420	$52.52	24,138,420	$4,573
During the three-month period ended September 30, 2022, AIG Parent repurchased approximately 24 million shares of AIG common stock, par value $2.50 per share (AIG Common Stock) for an aggregate purchase price of $1.3 billion.
As of September 30, 2022, approximately $4.6 billion remained under the authorization. From October 1, 2022 to October 27, 2022, we repurchased approximately 4 million shares of AIG Common Stock for an aggregate purchase price of approximately $221 million.
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

ITEM 4 | Mine Safety Disclosures
Not applicable.

156	AIG | Third Quarter 2022 Form 10-Q

ITEM 6 | Exhibits
Exhibit Index

Exhibit Number	Description	Location
1
(1) Underwriting Agreement, dated as of September 14, 2022, by and among Corebridge Financial, Inc., American International Group, Inc., J.P. Morgan Securities LLC, as global coordinator, Morgan Stanley & Co. LLC and Piper Sandler & Co., as representatives of the several underwriters named therein.
Filed herewith.
10
(1) Amendment Letter, dated as of August 24, 2022, to the 3-Year Delayed Draw Term Loan Agreement among Corebridge Financial, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
Filed herewith.
	(2) AIG Long Term Incentive Plan (as amended and restated September 2022)	Filed herewith.
	(3) Separation Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Filed herewith.
	(4) Registration Rights Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Filed herewith.
	(5) Transition Services Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Filed herewith.
	(6) Trademark License Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Filed herewith.
	(7) Intellectual Property Assignment Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Filed herewith.
	(8) Grantback License Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Filed herewith.
	(9) Employee Matters Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Filed herewith.
	(10) Tax Matters Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Filed herewith.
22	Guaranteed Securities	None.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021 and (vi) the Notes to the Condensed Consolidated Financial Statements
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

AIG | Third Quarter 2022 Form 10-Q	157

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ SHANE FITZSIMONS
Shane Fitzsimons
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/S/ KATHLEEN CARBONE
Kathleen Carbone
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: November 2, 2022

158	AIG | Third Quarter 2022 Form 10-Q