Form 10-K
period 2022-12-31
AMERICAN INTERNATIONAL GROUP, INC.
filed 2023-02-17
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
——————————
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2022, the aggregate market value of the registrant's voting and nonvoting common equity held by nonaffiliates was approximately $35,300,000,000.
As of February 10, 2023, 737,247,384 shares of the registrant's Common Stock, $2.50 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Shareholders	Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14

AMERICAN INTERNATIONAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

FORM 10-K

AIG | 2022 Form 10-K	1

Part I
ITEM 1 | Business

Maximizing Industry Leadership and Global Footprint	Creating Value through Profitable Growth and a Culture of Underwriting and Operational Excellence

American International Group, Inc. (AIG)
is a leading global insurance organization. We provide a wide range of property casualty insurance, life insurance, retirement solutions and other financial services to customers in approximately 70 countries and jurisdictions. These diverse offerings include products and services that help businesses and individuals protect their assets, manage risks and provide for retirement security. AIG common stock is listed on the New York Stock Exchange.
In 2022, AIG delivered strong financial results while executing on strategic imperatives such as our capital management plan; the initial public offering (IPO) of Corebridge Financial, Inc. (NYSE: CRBG); and achieved the exit run-rate savings goal of AIG 200, our global, multi-year effort focused on positioning AIG for the future. Despite global challenges, AIG achieved a sub-100 combined ratio in every quarter of 2022 as a result of disciplined underwriting, new business development and improved retention across the portfolio.

In this Annual Report, unless otherwise mentioned or unless the context indicates otherwise, we use the terms “AIG,” the “Company,” “we,” “us” and “our” to refer to American International Group, Inc., a Delaware corporation, and its consolidated subsidiaries. We use the term “AIG Parent” to refer solely to American International Group, Inc., and not to any of its consolidated subsidiaries.

2	AIG | 2022 Form 10-K

ITEM 1 | Business

About AIG

World-Class Insurance Franchises that are among the leaders in their geographies and segments, providing differentiated service and expertise.	Breadth of Loyal Customers including millions of clients and policyholders ranging from multi-national Fortune 500 companies to individuals throughout the world.	Broad and Long-Standing Distribution Relationships with brokers, agents, advisors, banks and other distributors strengthened through AIG’s dedication to quality.

Highly Engaged Global Workforce of more than 26,000 colleagues committed to excellence who are providing services in approximately 70 countries and jurisdictions.	Balance Sheet Strength and Financial Flexibility as demonstrated by $40 billion in shareholders’ equity and AIG Parent liquidity sources of $8.2 billion as of December 31, 2022.
2022 Highlights

Path to the Future
Completion of IPO of Corebridge Financial, Inc. (Corebridge), the largest U.S. IPO in 2022, which created two standalone, market-leading companies
Strategic partnership with BlackRock, Inc. (BlackRock) to manage up to $60 billion of assets for AIG and up to $90 billion for Corebridge. As of December 31, 2022, $162 billion of assets have been transferred
AIG 200: Achieved exit run-rate savings goal of $1 billion six months ahead of schedule. We continue to execute on our multi-year effort to modernize operating infrastructure and enhance client and distribution partner experiences

Continued Progress on Capital Management Initiatives
Reduced general borrowings by $9.4 billion
Repurchased $5.1 billion of AIG's common stock,
par value $2.50 per share (AIG Common Stock)
and paid $1.0 billion of dividends

Strong General Insurance Performance
Resulting from Significant Improvement in
Underwriting Income
General Insurance achieved $2.0 billion in underwriting income, up 94 percent year over year
2022 combined ratio of 91.9 compared to 95.8 in 2021,
 and sub-100 in every quarter of 2022
2022 accident year combined ratio, as adjusted(a) of 88.7 improved 2.3 points compared to 91.0 in 2021

Successful Completion of Corebridge IPO
AIG closed IPO, representing 12.4 percent of Corebridge's common stock. The aggregate gross proceeds of the offering to AIG, before deducting underwriting discounts and commissions and other expenses payable by AIG, were approximately $1.7 billion. After consideration of underwriting discounts, commissions and other related expenses payable by AIG, AIG recorded a $608 million increase in AIG’s shareholder’s equity
Following the IPO, AIG owns approximately 77.7 percent
of the outstanding common stock of Corebridge
Corebridge established capital structure and
paid $297 million of dividends to its shareholders
in 2022, post IPO

(a)Non-GAAP measure – for reconciliation of non-GAAP to GAAP measure, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

AIG | 2022 Form 10-K	3

ITEM 1 | Business

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
For additional information on our business segments, see Part II, Item 7. MD&A and Note 3 to the Consolidated Financial Statements, and for information regarding the separation of Life and Retirement and bankruptcy filing of AIG Financial Products Corp., see Note 1 to the Consolidated Financial Statements.
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

Other Operations

Other Operations primarily consists of income from assets held by AIG Parent and other corporate subsidiaries, deferred tax assets related to tax attributes, corporate expenses and intercompany eliminations, our institutional asset management business and results of our consolidated investment entities, General Insurance portfolios in run-off as well as the historical results of our legacy insurance lines ceded to Fortitude Reinsurance Company Ltd. (Fortitude Re).

4	AIG | 2022 Form 10-K

ITEM 1 | Business

How We Generate Revenues and Profitability
We earn revenues primarily from insurance premiums, policy fees and income from investments.
Our expenses consist of policyholder benefits and losses incurred, interest credited to policyholders, commissions and other costs of selling and servicing our products, interest expense and general operating expenses.
Our profitability is dependent on our ability to properly price and manage risk on insurance and annuity products, including establishing loss reserves, to manage our portfolio of investments effectively and to control costs through expense discipline.
For additional information on loss reserves and prior year loss development, see Part II, Item 7. MD&A – Critical Accounting Estimates – Loss Reserves, Part II, Item 7. MD&A – Insurance Reserves – Unpaid Losses and Loss Adjustment Expenses (Loss Reserves), and Note 12 to the Consolidated Financial Statements.
For additional information on investment strategies, see Part II, Item 7. MD&A – Investments.

Human Capital Management
Our people are our greatest strength. To this end, we place significant focus on human capital management; namely retaining, developing and attracting high caliber talent and fostering an inclusive environment in which we actively seek and embrace diverse thinking.
At December 31, 2022, we had approximately 26,200 employees based in approximately 50 countries, of which 34 percent are located in North America, 43 percent are in the Asia Pacific region and the remaining 23 percent are in the European, Middle East and Africa (EMEA) region and Latin America.
We believe that we foster a constructive and healthy work environment for our employees. The key programs and initiatives that are designed to attract, develop and retain our diverse workforce include:
Competitive Compensation and Benefits. Under the oversight of the Compensation and Management Resources Committee of our Board of Directors (CMRC), we seek to align compensation with individual and Company performance and provide the appropriate market-competitive incentives to attract, retain and motivate employees to achieve outstanding results.
Management and the CMRC engage the services of third-party compensation consultants to help monitor the competitiveness of our incentive programs. We provide a performance-driven compensation structure that consists of base salary and, for eligible employees, short- and long-term incentives. We also offer comprehensive benefits to support the health, wellness, work-life balance and retirement preparedness/savings needs of our employees, including subsidized health care plans, life and disability insurance, wellness and mental health benefits, legal assistance plan, paid time off, paid volunteer time off, 2:1 matching grants for eligible charitable donations, parental and bonding leave and both matching and Company 401(k) contributions for eligible employees.
Health and Safety. The health and safety of our employees is a priority. Occupational safety and health is a shared responsibility between employees and corporate stakeholders, which we implement through our Global Safety and Environment policy. We take appropriate measures to prevent workplace injuries and illnesses, to provide a safe and healthy work environment, and to meet regulatory and duty of care responsibilities regarding the health, safety and welfare of employees engaging in AIG business activities.
We offer numerous benefits and wellness programs focused on the physical, social and financial wellness of our employees. Nearly every country in which we operate has an Employee Assistance Program (EAP), which provides employees with confidential counselling, mental health resources and information to help employees and their dependents through times of stress and anxiety. In many countries where local market and regulations permit, our EAP and other programs also offer work-life balance assistance, eldercare advice, bereavement support, and legal and financial guidance.
The AIG Compassionate Colleagues Fund (the Fund) enables the Company and its employees to provide direct relief to help eligible colleagues overcome unforeseen financial hardships. The Fund has helped more than 730 employees overcome serious financial hardships and disasters. In each of 2021 and 2022, AIG made a $2 million contribution to the Fund, and additional amounts were contributed by our colleagues through voluntary donations and our 2:1 matching grants program. Employees in approximately 19 countries have contributed to the Fund and employees in 8 countries have received relief.

AIG | 2022 Form 10-K	5

ITEM 1 | Business

Talent Development. Equipping our people with the skills and capabilities to be successful and contribute to AIG is another priority. We do this by giving our employees access to meaningful tools and resources to assist in their professional development no matter where they are in their career paths.
AIG offers numerous learning opportunities to support the development of its employees. All online learning programs are accessible through a global learning management system, Your Learning Journey. Through these programs, employees can increase their insurance and business knowledge, build critical job skills and earn continuing education credits.
Alongside online courses, AIG offers a series of live, interactive learning opportunities designed to reinforce the Company's culture of excellence. These programs focus on providing employees with a strong foundation of core skills including communication, collaboration, coaching, change agility and problem solving.
Managers and leaders are critical in developing AIG’s talent for organizational success. To assess leadership skills and capabilities, we use distinct leadership assessment tools, including 360 degree feedback, which develops self-awareness and builds personalized leadership development goals. Our Leading Transformation program enhances our senior leaders’ ability to navigate and drive change and transformation to successfully achieve business objectives and build culture.
AIG places a strong emphasis on diversity and inclusion in its learning programs. We have delivered conscious inclusion training to over 59 percent of people managers to build their awareness of bias and its impact on team members and to hone their empathy skills to support diverse teams. In addition, the Company also released Hiring & Developing Top Talent, an eLearning series for people managers and talent acquisition professionals focused on exploring hidden bias in talent acquisition and development.
In addition to live courses and online training, AIG also offers tuition and certification training reimbursement to encourage employees to enhance their education and skills.
The Company also places significant importance on promoting internal talent and succession planning. Accordingly, we use a globally consistent streamlined process to support succession planning and talent development for each of our functions and operating segments. This approach helps identify a pipeline of diverse talent for positions at all levels of the organization and the actions needed to support their development. In 2022, 36 percent of all our open positions were filled with internal talent.
Diversity, Equity and Inclusion (DEI). AIG is committed to creating an inclusive workplace focused on attracting, retaining and developing diverse talent that fosters a culture of belonging for all employees. As of December 31, 2022, 53 percent of our global workforce were female and 31 percent of our U.S. workforce is ethnically diverse. In addition, management periodically reports to the CMRC on our various human capital management initiatives and metrics, including DEI.
AIG sponsors over 125 Employee Resource Groups (ERGs), which are groups of employees who come together based on a shared interest in a specific dimension of diversity in more than 40 countries to enhance allyship and inclusion across the organization. AIG’s global ERG network spans 13 different dimensions of diversity and is open to all employees. The ERGs are key to supporting a culture of inclusion and belonging at AIG and do so by connecting colleagues, supporting mental health wellness, promoting intersectionality, and giving back to our communities. AIG also provides DEI learning courses to educate, equip and engage employees, including conscious inclusion training for people managers, DEI microlearning and sessions on authentic leadership.
To support the attraction and development of diverse talent, AIG took several proactive steps in 2022, including enhancing partnerships with diverse organizations. Additionally, AIG's Accelerated Leadership Development program matches mid-level underrepresented talent in AIG’s leadership pipeline with senior executive mentors who coach them on essential senior management and executive leadership skills.

6	AIG | 2022 Form 10-K

ITEM 1 | Business

Regulation
GENERAL
Our (re)insurance subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which our (re)insurance businesses are located or operate. Insurance regulatory authorities in those jurisdictions are the primary regulators for those businesses; however, our operations are subject to regulation by many different types of regulatory authorities, including insurance, securities, derivatives and investment advisory regulators in the United States and abroad.
Insurance regulators, other regulatory authorities, law enforcement agencies, and other governmental authorities from time to time make inquiries and conduct examinations or investigations regarding our compliance, as well as compliance by other companies in our industry, with applicable laws. In addition, regulation, legislation and administrative policies that are not limited in application solely to the insurance market may significantly affect the insurance industry and certain of our operations, including regulation, legislation and administrative policies related to privacy, cybersecurity, government sanctions, pensions, age and sex discrimination, financial services, securities, taxation and climate change. See Item 1A. Risk Factors – Regulation – Our businesses are heavily regulated and changes in laws and regulations may affect our operations, increase our insurance subsidiary capital requirements or reduce our profitability.
We expect that the U.S. and international regulations applicable to us and our regulated entities will continue to evolve for the foreseeable future. See Item 1A. Risk Factors – Regulation – New laws and regulations or new interpretations of current laws and regulations, both domestically and internationally, may affect our businesses, results of operations, financial condition and ability to compete effectively.
FINANCIAL, MARKET CONDUCT & CORPORATE GOVERNANCE OVERSIGHT
The method of insurance regulation of our (re)insurance subsidiaries varies, but generally has its source in statutes that delegate regulatory and supervisory powers to a state insurance official (in the United States) or another governmental agency (outside the United States). The regulation and supervision relate primarily to the financial condition of the (re)insurers, corporate conduct and market conduct activities. In general, such regulation is for the protection of policyholders rather than the creditors or equity owners of these companies. Financial, market conduct and corporate conduct oversight varies by jurisdiction, but can include activities such as:
(a)approval of policy language and rates;
(b)advertising practices;
(c)establishing minimum capital and liquidity requirements;
(d)licensing of insurers and their agents;
(e)requiring registration and periodic reporting by (re)insurance companies that are licensed in the jurisdiction;
(f)evaluating and, in some cases, requiring regulatory approval of, certain transactions between (re)insurance company subsidiaries and their affiliates;
(g)imposing restrictions and limitations on the amount of dividends or other distributions payable by a (re)insurance company;
(h)enforcing rules related to outsourcing of material functions;
(i)requiring deposits of securities for the benefit of policyholders;
(j)establishing requirements for acceptability of reinsurers and credit for reinsurance;
(k)establishing requirements for reserves; and
(l)enterprise risk management (including technology risk management) and corporate governance requirements.
Our (re)insurance subsidiaries are generally subject to laws and regulations that prescribe the type, quality and concentration of investments they can make and permissible investment practices, such as derivatives, securities lending and repurchase transactions. In non-U.S. jurisdictions, our (re)insurance subsidiaries may also be subject to laws requiring certain amounts and types of local investment. In addition, certain affiliates of our (re)insurance affiliates are themselves subject to laws and regulations concerning the investment advisory and investment management services they provide to our (re)insurance subsidiaries and other clients with respect to such investments.
Insurance laws in many jurisdictions also provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in (or prescribed percentage of capital of) any direct or indirect parent company of an insurance company, without the prior approval of, or notice to, such insurance company’s domiciliary insurance regulator.

AIG | 2022 Form 10-K	7

ITEM 1 | Business

As a holding company with no significant business operations of its own, AIG Parent depends on dividends from our subsidiaries to meet our obligations. U.S. state insurance laws typically provide that dividends in excess of certain prescribed limits are considered to be extraordinary dividends and require prior approval or non-disapproval from the applicable insurance regulator. Outside the U.S., (re)insurers, subject to certain exceptions, are permitted to pay dividends subject to maintaining prescribed capital and solvency requirements and ensuring that dividends are made out of profits/retained earnings.
Further, as part of their regulatory oversight processes, insurance regulators conduct periodic examinations of our (re)insurance subsidiaries. Such examinations can cover a broad scope of the (re)insurance subsidiary’s operations, including the financial strength of the (re)insurance subsidiary; sales, marketing and claims handling practices; risk management; capital and liquidity management; and information technology operations (including emerging technology risks).
Insurance and securities regulators and other law enforcement agencies and attorneys general also, from time to time, make inquiries, issue data calls and conduct examinations or investigations regarding compliance with insurance and other laws or for informational purposes that can be company-specific or part of a broader industry-wide effort.
There can be no assurance that any noncompliance with such applicable laws, regulations or guidance would not have a material adverse effect on our business or results of operations.
REGULATORY REGIMES
United States
States
At the state-level, the National Association of Insurance Commissioners (NAIC) is a standard-setting and regulatory support organization created and governed by the chief insurance regulators from the 50 states, the District of Columbia and five U.S. territories. The NAIC is not a regulator, but, with assistance from the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews and coordinate regulatory oversight. Model laws and regulations promulgated by the NAIC become effective in a state once formally adopted and are subject to revision by each state. Examples of NAIC models adopted, in substantial part, by all states include:
•The Risk-Based Capital (RBC) for Insurers Model Act, which incorporates an RBC formula calculated in accordance with instructions updated annually by the NAIC that is designed to measure the adequacy of an insurer’s total adjusted capital, as calculated pursuant to the RBC formula, in relation to certain risks inherent in its business, and authorizes certain regulatory actions regarding insurers whose RBC levels fall below specific thresholds. The NAIC has adopted, or is considering, several changes impacting how RBC is calculated, including initiatives aimed at a comprehensive review of the RBC investment framework as well as a proposed modeling methodology to determine RBC for collateralized loan obligations to replace the use of rating agency ratings. The RBC levels of each of our U.S. domiciled (re)insurance companies exceeded each of these specific thresholds as of December 31, 2022. In addition to RBC requirements, the insurance laws of our domiciliary states prescribe certain minimum capital and surplus requirements for insurance companies. If any of our (re)insurance entities fell below prescribed levels of statutory capital and surplus, it would be our intention to provide appropriate capital or other types of support to that entity. For additional information, see Part II, Item 7. MD&A – Liquidity and Capital Resources – Liquidity and Capital Resources of AIG Parent and Subsidiaries – Insurance Companies.
•The Insurance Holding Company System Regulatory Act and the Insurance Holding Company System Model Regulation (together, the Holding Company Models) include: provisions authorizing insurance commissioners to act as global group-wide supervisors for internationally active insurance groups and participate in international supervisory colleges; standards for transactions between a domestic (re)insurance company and its affiliates and regulatory approval requirements for certain of such transactions; requirements for obtaining regulatory approval for acquiring control of a domestic (re)insurance company; and the requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with its lead state regulator identifying risks likely to have a material adverse effect upon the financial condition or liquidity of its licensed insurers or the insurance holding company system as a whole, among other requirements. The New York State Department of Financial Services (NYDFS) is AIG’s lead U.S.-state regulator, and leads AIG’s Supervisory College meetings of AIG’s key global regulatory bodies.
•The Risk Management and Own Risk and Solvency Assessment Model Act, which requires that insurers maintain a risk management framework, conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments, and submit annual Own Risk and Solvency Assessment (ORSA) summary reports to the insurance group’s lead U.S.-state regulator.
•The Corporate Governance Annual Disclosure Model Act (CGAD), which requires insurers to submit an annual filing regarding their corporate governance structure, policies and practices.
•And, specific to our life insurance subsidiaries, a new Valuation Manual approved by the NAIC, which contains a principle-based reserving (PBR) approach to life insurance company reserves. PBR is designed to tailor the reserving process to more closely reflect the risks of specific products rather than the factor-based approach employed historically.

8	AIG | 2022 Form 10-K

ITEM 1 | Business

The NAIC also provides standardized insurance industry accounting and reporting guidance through the NAIC Accounting Manual, which establishes statutory accounting principles applicable to (re)insurance companies. Statutory accounting principles promulgated by the NAIC may be modified by individual state laws, regulations and permitted practices granted by our domiciliary insurance regulators.
The NAIC has recently undertaken a multi-pronged effort to determine whether additional standards, safeguards or disclosures are required in connection with certain investments by U.S. insurance companies, including related party investments, structured securities and other complex assets.
In December 2020, the NAIC amended the Holding Company Models to incorporate a Liquidity Stress Testing (LST) requirement for large life insurers based on a set of scope criteria and a Group Capital Calculation (GCC) requirement. These amendments require the ultimate controlling person of every U.S. insurer that is scoped into the LST framework to submit LST results to the insurance group’s lead state insurance regulator on an annual basis. In addition, these amendments require the ultimate controlling person of every U.S. insurer to submit GCC reports to the insurance group’s lead state insurance regulator on an annual basis unless an exemption applies. The NAIC has proposed that provisions of the December 2020 amendments to the Holding Company Models that authorize the GCC and LST will become accreditation standards effective as of January 1, 2026, and, if this occurs, states will be required to adopt significant elements of the Holding Company Models that authorize the GCC and LST by January 1, 2026 to remain accredited by the NAIC.
In recent years, insurance regulators have also emphasized the investigation of alleged improper insurance pricing and sales practices by insurers, including, for example, race-based underwriting or sales practices, misleading sales presentations by insurance agents, targeting of the elderly or other vulnerable adults, and the suitability of products for potential customers.
U.S. states have state insurance guaranty associations in which insurers doing business in the state are required by law to be members. Member insurers may be assessed by the associations for certain obligations of insolvent insurance companies to policyholders and claimants. The aggregate assessments levied against us have not been material to our financial condition in any of the past three years.
Federal
At the U.S. federal level, AIG is impacted by the activities of policymakers and by the laws and regulations enforced by various federal agencies.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), signed into law in 2010, brought about extensive changes to financial regulation in the United States and established the Federal Insurance Office (FIO) to serve as the central insurance authority in the federal government. While not serving a regulatory function, FIO performs certain duties related to the business of insurance and has authority to collect information on the insurance industry and recommend prudential standards. In addition, FIO monitors market access issues, represents the United States in international insurance forums and has authority to determine if certain regulations are preempted by covered agreements. FIO’s approval is required to subject a financial company whose largest U.S. subsidiary is an insurer to the special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC pursuant to Dodd-Frank. U.S. insurance subsidiaries of any such financial company, however, would be subject to rehabilitation and liquidation proceedings under state insurance laws.
FIO also assists the Secretary of the Treasury in administering the U.S. Terrorism Risk Insurance Act (TRIA), enacted in 2002 to support insurance coverage for certain terrorist acts in the U.S. The program was continued under the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA) through December 31, 2027 and is intended to provide reinsurance coverage from the federal government in limited circumstances for certified acts of terrorism that exceed a certain threshold of industry losses.
Title I of Dodd-Frank established the Financial Stability Oversight Council (Council), which is authorized to determine that certain nonbank financial companies be designated as nonbank systemically important financial institutions (SIFIs) subject to supervision by the Board of Governors of the Federal Reserve System and enhanced prudential standards. Designation by the Council of any nonbank SIFI is subject to certain statutory and regulatory standards and to the Council’s guidance. The Council may also recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices that insurers or other nonbank financial services companies engage in.
Title V of Dodd-Frank authorizes the United States to enter into covered agreements with foreign governments or regulatory entities regarding the business of insurance and reinsurance. On September 22, 2017, the U.S. and the European Union (EU) entered into such an agreement, and on December 18, 2018, the U.S. signed a covered agreement with the United Kingdom (UK), which is similar to the agreement with the EU. Under the agreements, AIG will be supervised at the worldwide group level only by its relevant U.S. insurance supervisors, and will generally not have to satisfy EU Solvency II group capital, reporting and governance requirements for its worldwide group. U.S. state regulators have five years from the dates the covered agreements were signed to adopt reinsurance collateral reforms and a group capital assessment, which has led a number of states to adopt the NAIC’s GCC well in advance of the January 1, 2026 target implementation date.

AIG | 2022 Form 10-K	9

ITEM 1 | Business

Title VII of Dodd-Frank provides for significantly increased regulation of, and restrictions on, derivatives markets and transactions that have affected various activities of insurance and other financial services companies, including (i) regulatory reporting for swaps, including security-based swaps, (ii) mandated clearing through central counterparties and execution through regulated swap execution facilities for certain swaps (other than security-based swaps and (iii) margin and collateral requirements.
AIG Federal Savings Bank, our trust-only federal thrift subsidiary, is supervised and regulated by the Office of the Comptroller of the Currency.
International
In the UK, the Prudential Regulation Authority (PRA) is the lead prudential supervisor for our UK insurance operations and the Financial Conduct Authority has oversight of AIG’s insurance operations for consumer protection and competition matters.
In the EU, various Directives and Regulations affect our international (re)insurance operations. The Luxembourg insurance regulator, the Commissariat aux Assurances, is the insurance regulator for AIG Europe SA, which serves our European Economic Area (EEA) and Swiss policyholders. In addition, financial companies that operate in the EU are subject to a range of regulations enforced by the national regulators in each member state in which that firm operates. Solvency II governs the insurance industry’s solvency framework for the EU, including minimum capital and solvency requirements, governance requirements, risk management and public reporting standards.
AIG’s operating (re)insurance subsidiaries in Bermuda are regulated by the Bermuda Monetary Authority (BMA). Bermuda’s Insurance Act 1978, the applicable Codes of Conduct and related regulations impose solvency and liquidity standards and auditing and reporting requirements on Bermuda (re)insurance companies and grant the BMA powers to supervise, investigate and intervene in the affairs of (re)insurance companies. A variety of requirements and restrictions are imposed on our Bermuda operating (re)insurance subsidiaries including: periodic financial reporting; corporate governance framework; solvency and financial performance; compliance with minimum enhanced capital requirements; and minimum solvency margins and liquidity ratios (the latter for general business (re)insurers); and limitations on dividends and distributions.
The Monetary Authority of Singapore (MAS) supervises AIG’s insurance subsidiary in Singapore. It has broad authority under the Insurance Act 1966 to regulate insurance business in Singapore as well as insurers, insurance intermediaries and related institutions. Our Singapore insurance operations are subject to minimum capital and solvency requirements as well as financial reporting, corporate governance and conduct of business requirements. The MAS has authority to conduct inspections and investigations on insurers and to administer sanctions for regulatory non-compliance. Our Singapore insurance subsidiary holds insurance entities in the Asia Pacific region. The MAS holds the Chief Executive of the Singapore insurance subsidiary principally responsible for the management and conduct of the business of the subsidiary, including the business of its subsidiaries and overseas branches.
The Japan Financial Services Agency (JFSA) regulates AIG’s operating insurance subsidiaries and insurance holding company in Japan. The JFSA has extensive authority under the Insurance Business Act and related regulations to oversee licensing, sales practices, business conduct, investments, reserves and solvency, amongst other matters. Our Japanese insurance operations are required to maintain a minimum solvency margin ratio (SMR), which is a measure of capital adequacy. The failure to maintain an appropriate SMR, or comply with other similar indicators of financial health, could result in the JFSA imposing corrective actions on our operations.
FSB and IAIS
The Financial Stability Board (FSB) consists of representatives of national financial authorities of the G20 countries. The FSB is not a regulator but is focused primarily on promoting international financial stability. The FSB has issued a series of frameworks and recommendations to address such issues as systemic financial risk, financial group supervision, capital and solvency standards, effective recovery and resolution regimes, corporate governance including compensation, and a number of related issues associated with responses to the financial crisis.
The International Association of Insurance Supervisors (IAIS) represents insurance regulators and supervisors of more than 200 jurisdictions (including regions and states) in nearly 140 countries and seeks to promote globally consistent insurance industry supervision. The IAIS is not a regulator, but one of its activities is to develop insurance regulatory standards for use by local authorities across the globe. For example, the IAIS has adopted ComFrame, a Common Framework for the Supervision of Internationally Active Insurance Groups (IAIGs). ComFrame assists regulators in addressing an IAIG’s risks by providing supervisory standards for areas such as group supervision, governance and internal controls, enterprise risk management, and recovery and resolution planning. We currently meet the criteria set forth to identify an IAIG, and the NYDFS, as our group-wide supervisor, has publicly disclosed us as an IAIG on the IAIS’ register of IAIGs.
In addition, the FSB has charged the IAIS with developing a framework for measuring and mitigating systemic risks posed by the insurance sector, and in response the IAIS developed an enhanced set of supervisory policy measures for the assessment and mitigation of systemic risk in the insurance sector (Holistic Framework), with implementation beginning in 2020. The Holistic Framework recognizes that systemic risk can emanate from specific activities and exposures arising from either sector-wide trends or

10	AIG | 2022 Form 10-K

ITEM 1 | Business

concentrations in individual insurers. In light of the IAIS adoption of the Holistic Framework, the FSB decided in December 2022 to discontinue the annual identification of Global Systemically Important Insurers in favor of instead applying the Holistic Framework to inform the FSB’s consideration of systemic risk in insurance.
As part of ComFrame, the IAIS is developing a risk-based global insurance capital standard (ICS) applicable to IAIGs, with the purpose of creating a common language for supervisory discussions of group solvency of IAIGs. The IAIS has adopted ICS Version 2.0 for a five-year monitoring phase, with an initial phase that commenced January 2020. During the initial phase, ICS Version 2.0 is used for confidential reporting to group-wide supervisors and discussion in supervisory colleges, but will not trigger supervisory action. At the conclusion of the five-year monitoring period, the IAIS has agreed to a second phase of implementation, whereby the ICS will be applied as a group-wide prescribed capital requirement, defined as a solvency control level above which the supervisor does not intervene on capital adequacy grounds. However, in recognition that the United States and other interested jurisdictions are developing an alternative approach to a group capital calculation that utilizes an aggregation methodology of available capital and required capital of all insurance group members (Aggregation Method or AM), the IAIS is assessing whether the AM provides comparable outcomes to ICS Version 2.0, including by collecting data from interested jurisdictions. The IAIS aims to be in a position by the end of the monitoring phase to assess whether the AM provides substantially the same outcome as the ICS, in which case it will be considered an outcome-equivalent approach to the ICS.
The standards issued by the FSB and/or the IAIS are not binding on the United States or other jurisdictions around the world unless and until the appropriate local governmental bodies or regulators adopt laws or regulations implementing such standards.
PRIVACY, DATA PROTECTION AND CYBERSECURITY
We are subject to various laws and regulations that require financial institutions and other businesses to protect and safeguard personal and other sensitive information and provide notice of their practices relating to the collection, disclosure and other processing of personal information. We also are subject to U.S. federal and state laws and regulations requiring notification to affected individuals and regulators of a data breach(es). Below we highlight a few key privacy, data protection and cybersecurity laws and regulations.
In October 2017, the NAIC adopted the Insurance Data Security Model Law (NAIC Data Security Model Law), which, among other things, requires insurers, insurance producers and other entities required to be licensed under state insurance laws to develop and maintain a written information security program, conduct risk assessments, and oversee the data security practices of third-party service providers. As of December 31, 2022, more than 20 jurisdictions had adopted the NAIC Data Security Model Law. In addition, on March 1, 2019, the NYDFS’s cybersecurity regulation became fully effective, requiring covered financial institutions, including insurance entities licensed in New York, to, among other things, implement a cybersecurity program designed to protect information systems. New York released proposed amendments to its cybersecurity regulation in 2022, which include additional obligations for large insurers including enhanced and updated governance, risk assessment, and technology requirements, new notification obligations, and clarifying changes regarding enforcement.
The State of California enacted the California Consumer Privacy Act of 2018 (CCPA), which was effective as of January 1, 2020, and imposed significant and often first-of-their-kind privacy obligations on businesses handling data related to California residents. The law has a number of exceptions as a result of amendments; however, it does not apply to personal information collected, processed, sold, or disclosed pursuant to the federal Gramm-Leach-Bliley Act (GLBA) and implementing regulations or the California Financial Information Privacy Act (FIPA). These amendments reduce the impact of the law on AIG in some, but not all, areas. In addition, exemptions for personal information obtained in the context of certain business-to-business communications or transactions and for personal information pertaining to employees, agents and similar categories of individuals sunset on January 1, 2023. The California Privacy Rights Act (CPRA) passed in November 2020 became effective January 1, 2023 and amends the CCPA to create additional privacy rights and obligations in California. Colorado, Connecticut, Utah and Virginia also enacted comprehensive consumer data privacy laws and many other states have proposed similar laws.
These privacy laws impose requirements on covered businesses that are similar to those imposed by the CCPA with respect to privacy notices, data subject rights and data security standards.
In March 2022, the SEC released several proposed rules enhancing disclosure requirements for registered companies covering cybersecurity risk and management. If enacted, the proposed rules would, among other things, require disclosure by registrants of any material cybersecurity incident on Form 8-K within four business days of determining that the incident the registrant has experienced is material. They would also require periodic disclosures of, among other things, (i) details on the company’s cybersecurity policies and procedures, (ii) cybersecurity governance and oversight policies, including the board of directors’ oversight of cybersecurity risks and (iii) details of any cybersecurity incident that was previously disclosed on Form 8-K, as well as any undisclosed incidents that were non-material, but have become material in the aggregate.
The EU General Data Protection Regulation (GDPR) took effect in May 2018. The GDPR’s scope extends to entities established within the EEA (i.e., EU member states plus Iceland, Liechtenstein and Norway) and to certain entities not established in the EEA (in certain instances, if they solicit or target individuals in the EU by offering goods or services to EEA data subjects or monitoring the personal behavior of EEA data subjects (e.g., in an online context)). The GDPR was also onshored in the UK through the European

AIG | 2022 Form 10-K	11

ITEM 1 | Business

Union (Withdrawal) Act 2018, with adjustments as provided in the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019. Sanctions for non-compliance with the GDPR are onerous, with the potential for fines of up to 4 percent of global revenue for the most serious infringements of the GDPR.
We have sought to address the GDPR’s requirements by demonstrating accountability for compliance with the GDPR’s principles relating to processing of personal data, maintaining records of processing and completing mandatory Data Protection Impact Assessments in connection with higher risk data processing activities.
The GDPR imposes requirements on the transfer of personal data outside of the EEA, including via Standard Contractual Clauses supplemented by an assessment and due diligence of the legal and regulatory landscape of the jurisdiction of the data importer, the channels used to transmit personal data and the processors or subprocessors that may process personal data.
The EEA and the UK have also taken steps to regulate the use of data and algorithms used for the purpose of artificial intelligence and automated decision-making. In April 2021, the European Commission published its Proposal for a Regulation on a European approach for Artificial Intelligence (Artificial Intelligence Act), which recommends a risk-based approach to restricting, regulating and permitting different AI systems. European countries, and supranational political organizations like the EU and the Council of Europe, are expected to take an active role in regulating AI in ways that may impact the insurance industry in the future. Insurance regulators in the United States have also shown interest in the use of external data, algorithms and artificial intelligence in insurance practices, including underwriting, marketing, and claims practices.
We also are subject to other international laws and regulations that require financial institutions and other businesses to protect personal and other sensitive information and provide notice of their practices relating to the collection, disclosure and other processing of personal information and to obtain consent for specific processing activities. We are also subject to laws and regulations requiring notification to affected individuals and regulators of security breaches and laws and regulations regarding data localization and the cross-border transfer of information.
Climate Change and ESG
In recent years, regulators in the United States and in other major countries in which we operate have increased their scrutiny on financial institutions’ and other companies’ risk oversight, disclosures and practices in connection with climate change and other Environmental, Social and Governance (ESG) issues. Throughout 2022, there have been active and significant regulatory developments on these issues in the form of newly proposed, issued or implemented rules, regulations and frameworks regarding climate change and other ESG issues that impose, or will impose once effective, new requirements, including requirements related to climate change-related governance, risk management, disclosures, stress testing and scenario planning. For example, in March 2022, the SEC released proposed rule changes on climate-related disclosure. The proposed rule changes would require registrants, including public issuers such as us, to include certain climate-related disclosures in registration statements and periodic reports. These proposed disclosures include information about climate-related risks that are reasonably likely to have a material impact on the registrant’s business, results of operations, or financial condition, and include a new note to their audited financial statements that provides certain climate-related metrics and impacts on a line-item basis. The required information about climate-related risks also would include disclosure of a registrant’s greenhouse gas emissions (including Scope 3 emissions), information about climate-related targets and goals, and transition plan, if any, and would require extensive attestation requirements. If adopted as proposed, the rule changes are expected to result in additional compliance and reporting costs. It is possible that some ESG rules enacted in international jurisdictions where AIG operates could impact AIG Parent. We continue to actively monitor the regulatory landscape surrounding these issues.
U.S. SECURITIES, INVESTMENT ADVISER, BROKER-DEALER AND INVESTMENT COMPANY REGULATION
Our investment products and services are subject to applicable federal and state securities, investment advisory, fiduciary, including the Employee Retirement Income Security Act of 1974, as amended (ERISA), and other laws and regulations. The principal U.S. regulators of these operations include the SEC, FINRA, Commodity Futures Trading Commission (CFTC), Municipal Securities Rulemaking Board, state securities commissions, state insurance departments and the Department of Labor (DOL).
Our variable life insurance, variable annuity and mutual fund products generally are subject to regulation as “securities” under applicable federal securities laws, except where exempt. Such regulation includes registration of the offerings of these products with the SEC, unless exempt from such registration, and requirements of distribution participants to be registered as broker-dealers, as well as recordkeeping, reporting, and other requirements. This regulation also involves the registration of mutual funds and other investment products offered by our businesses, and the separate accounts through which our variable life insurance and variable annuity products are issued, as investment companies under the Investment Company Act of 1940, as amended (Investment Company Act), except where exempt. The Investment Company Act imposes requirements relating to compliance, corporate governance, disclosure, recordkeeping, registration and other matters. In addition, the offering of these products may involve filing and other requirements under the securities laws of the states and other jurisdictions where offered, including the District of Columbia and Puerto Rico. Our separate account investment products are also subject to applicable state insurance regulation.

12	AIG | 2022 Form 10-K

ITEM 1 | Business

We have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934, as amended (Exchange Act) and are members of FINRA, and/or are registered as investment advisers under the Investment Advisers Act of 1940, as amended (Advisers Act). Certain of these broker-dealers and investment advisers are involved in our life and annuity product sales, including participating in their distribution and/or serving as an investment adviser to mutual funds that underlie variable products offered by us. Certain of these broker-dealers and investment advisers are also involved in the management of the investment portfolios of our (re)insurance subsidiaries and other affiliates. In addition to registration requirements, the Exchange Act, the Advisers Act, and the regulations thereunder, impose various compliance, disclosure, qualification, recordkeeping, reporting requirements and subject these subsidiaries and their operations to examination. State securities laws also impose filing and other requirements on broker-dealers, investment advisers and/or their licensed representatives, except where exempt.
Further, our licensed sales professionals appointed with certain of our broker-dealer and/or investment adviser subsidiaries and our other employees, insofar as they sell products that are securities, including wholesale and retail activity, are subject to the Exchange Act and to examination requirements and regulation by the SEC, FINRA and state securities commissioners. Regulation and examination requirements also extend to our subsidiaries that employ or control those individuals.
INTERNATIONAL SECURITIES, INVESTMENT ADVISER, BROKER-DEALER AND INVESTMENT COMPANY REGULATION
We operate investment-related businesses in, among other jurisdictions, the UK and Ireland. These businesses may advise on and market investment management products and services, investment funds and separately managed accounts. The regulatory authorities for these businesses include securities, investment advisory, financial conduct and other regulators that typically oversee such issues as: (1) company licensing; (2) the approval of individuals with positions of responsibility; (3) conduct of business to customers, including sales practices; (4) solvency and capital adequacy; (5) fund product approvals and related disclosures; and (6) securities, commodities and related laws, among other items. We also participate in investment-related joint ventures in jurisdictions outside the United States, primarily in Europe and Asia. In some cases, our international investment operations are also subject to U.S. securities laws and regulations.
ERISA
We provide products and services to certain employee benefit plans that are subject to ERISA and/or the Internal Revenue Code of 1986, as amended (the Internal Revenue Code). Plans subject to ERISA include certain pension and profit-sharing plans and welfare plans, including health, life and disability plans. As a result, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the DOL, the Internal Revenue Service (IRS) and the Pension Benefit Guaranty Corporation.
STANDARD OF CARE DEVELOPMENTS
We and our distributors are subject to laws and regulations regarding the standard of care applicable to sales of our products and the provision of advice to our customers. In recent years, many of these laws and regulations have been revised or reexamined while others have been newly adopted, such as:
•DOL Fiduciary Rule - In June 2020, the DOL issued final guidance on the definition of a “fiduciary” for purposes of transactions with ERISA qualified plans, related plan participants and Individual Retirement Accounts (IRAs). The DOL’s final rule confirmed use of a five-part test for determining who is an investment advice fiduciary, and also confirmed related exemptions. In December 2020, the DOL issued the final version of a new prohibited transaction exemption, for parties that qualify as investment advice fiduciaries. The DOL is reviewing issues relating to its regulation of fiduciary investment advice and may take further regulatory actions. We continue to monitor developments with respect to the definition of fiduciary “investment advice” to ERISA plans and IRAs and to prohibited transactions exemptions.
•SEC Best Interest Regulation - On June 30, 2020, Regulation Best Interest (Regulation BI), which establishes new rules regarding the standard of care a broker must meet when making a recommendation to a retail customer in connection with the sale of a security or other covered recommendation, and Form CRS, which requires enhanced disclosure by broker-dealers and investment advisers regarding client relationships and certain conflicts of interest issues, became effective. Both had been adopted by the SEC in June 2019 as part of a package of final rulemakings and interpretations, at the same time as the SEC issued two interpretations under the Investment Advisers Act of 1940. The first interpretation addressed the standard of conduct applicable to SEC-registered investment advisers, including details regarding the fiduciary duty owed to clients, required disclosures and the adviser’s continuous monitoring obligations. The second interpretation clarified when investment advice would be considered “solely incidental” to brokerage activity for purposes of the broker-dealer exclusion from SEC investment adviser registration. These two SEC interpretations became effective in July 2019.

AIG | 2022 Form 10-K	13

ITEM 1 | Business

•FINRA Standard of Care Development - Effective June 30, 2020, The Financial Industry Regulatory Authority (FINRA) Rule 2111 was amended to provide that FINRA’s suitability requirements do not apply to recommendations that are subject to Regulation BI. This amendment was intended to mitigate any potential confusion regarding which standard of conduct applies to retail consumers. FINRA’s suitability rules still apply to recommendations that are not covered by Regulation BI, such as recommendations to institutional customers.
•New York Standard of Care Developments – in July 2018, NYDFS adopted a best interest standard of care regulation applicable to annuity and life insurance transactions through issuance of the First Amendment to Insurance Regulation 187 – Suitability and Best Interests in Life Insurance and Annuity Transactions (Regulation 187). As amended, Regulation 187 requires producers to act in their client’s best interest when making point-of-sale and in-force recommendations, and to deliver to the client the written basis for the recommendation, as well as the facts and analysis to support the recommendation. The amended regulation also imposes additional duties on life insurance companies in relation to these transactions, such as requiring insurers to establish and maintain procedures designed to prevent financial exploitation and abuse. The amended Regulation 187 was previously challenged in court, but was upheld by the State of New York Court of Appeals, which is New York’s highest state court, in October 2022.
•State Standard of Care Developments (Other than New York) – In February 2020, the NAIC adopted revisions to its Suitability in Annuity Transactions Model Regulation (#275) (NAIC Suitability Model) implementing a best interest standard of care applicable to sales and recommendations of annuities. The amended NAIC Suitability Model conforms in large part to Regulation BI, providing that all recommendations by agents and insurers must be in the best interest of the consumer under known circumstances at the time an annuity recommendation is made, without placing agents’ or insurers’ financial interests ahead of the consumer’s interest in making a recommendation. A majority of states have adopted amendments to their suitability rules based on the NAIC Suitability Model revisions, and we expect that a substantial majority of states will do so or consider adopting their own standards of conduct which could be broader than the NAIC Suitability Model.
We continue to closely follow these legislative and regulatory activities as changes in standard of care requirements and have evaluated the impact of these requirements on us and our customers, distribution partners and financial advisers. We have made significant investments to implement and enhance tools, processes and procedures, where needed, to comply with the final rules and interpretations. These efforts and enhancements have resulted in increased compliance costs and may impact sales results and increase regulatory and litigation risk.
FEDERAL RETIREMENT LEGISLATION
In December 2022, Congress enacted comprehensive retirement legislation within the Consolidated Appropriations Act, 2023. The provisions drew from the House’s proposed Securing a Strong Retirement Act of 2022, the Senate Finance Committee’s proposed Enhancing American Retirement Now (EARN) Act, and the Senate HELP Committee’s proposed Retirement Improvement and Savings Enhancement to Supplement Healthy Investments for the Nest Egg (RISE & SHINE) Act, collectively known as “SECURE 2.0”. The provisions enacted may impact our products and services, including changes to required minimum distribution rules, available investment options in annuity products, and contribution limits.

Available Information about AIG
Our corporate website is www.aig.com. We make available free of charge, through the Investors section of our corporate website, the reports that we file or furnish with the Securities and Exchange Commission (SEC) (including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, any amendments to each of those reports and filings, and other disclosure), corporate governance information (including our Code of Business Conduct and Ethics and any amendments of or waivers from the Code of Business Conduct and Ethics), and select press releases. Additionally, all of our reports filed with the SEC are available on the SEC's website at sec.gov.
Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K. Reference to our website is made as an inactive textual reference.

14	AIG | 2022 Form 10-K

ITEM 1A | Risk Factors
ITEM 1A | Risk Factors

Risk Factor Summary
The following is a summary of the material risks and uncertainties that could adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.
Market Conditions
•Deterioration of economic conditions, geopolitical tensions, changes in market conditions or weakening in global capital markets may materially affect our businesses, results of operations, financial condition and liquidity.
•Changes in interest rates have materially and adversely affected and may continue to materially and adversely affect our profitability.
Reserves and Exposures
•The amount and timing of insurance and reinsurance liability claims are difficult to predict and such claims may exceed the related liability for unpaid losses and loss adjustment expenses or future policy benefits, or the liabilities associated with certain guaranteed benefits and indexed features accounted for as embedded derivatives at fair value.
•Reinsurance may be unavailable or too expensive relative to its benefit, and may not be adequate to protect us against losses.
•Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events.
•Climate change may adversely affect our business and financial condition.
•Concentration of our insurance, reinsurance and other risk exposures may have adverse effects.
•Fortitude Re may fail to perform its obligations and the accounting treatment of our reinsurance agreements with Fortitude Re leads to volatility in our results of operations.
•We may be required to accelerate the amortization of DAC and record additional liabilities for future policy benefits.
•Losses due to nonperformance or defaults by counterparties may materially and adversely affect the value of our investments, our profitability and sources of liquidity.
Investment Portfolio and Concentration of Investments
•Our investment portfolio is concentrated in certain segments of the economy, and the performance and value of our investment portfolio are subject to a number of risks and uncertainties.
•We rely on investment management and advisory arrangements with third-party investment managers for the majority of our investment portfolio. The historical performance of Blackstone, BlackRock or any other investment manager we engage should not be considered as indicative of the future results of our investment portfolio, our future results or any returns expected on AIG Common Stock.
•Our valuation of investments and derivatives involves the application of methodologies and assumptions to derive estimates, which may differ from actual experience and could result in changes to investment valuations that may materially adversely affect our business, results of operations, financial condition and liquidity or lead to volatility in our net income.
Liquidity, Capital and Credit
•AIG Parent’s ability to access funds from our subsidiaries is limited, and our sources of liquidity may be insufficient to meet our needs, including providing capital that may be required by our subsidiaries.
•We may not be able to generate cash to meet our needs due to the illiquidity of some of our investments.
•A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, results of operations, financial condition and liquidity.
•Changes in the method for determining LIBOR and the continuing phase out of LIBOR and uncertainty related to LIBOR replacement rates may affect our business, results of operations, financial condition and liquidity.

AIG | 2022 Form 10-K	15

ITEM 1A | Risk Factors
Business and Operations
•No assurances can be given that the separation of our Life and Retirement business will be completed or as to the specific terms or timing thereof. In addition, we may not achieve the expected benefits of the separation and will have continuing equity market exposure to Corebridge until we fully divest our stake.
•Pricing for our products is subject to our ability to adequately assess risks and estimate related losses.
•Guarantees within certain of our Life and Retirement products may increase the volatility of our results.
•Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses, results of operations, financial condition and liquidity.
•Our foreign operations expose us to risks that may affect our operations.
•We are exposed to certain risks if we are unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data, which could compromise our ability to conduct business and adversely affect our consolidated business, results of operations, financial condition and liquidity.
•Third parties we rely upon to provide certain business and administrative services on our behalf may not perform as anticipated, which could have an adverse effect on our business and results of operations.
•We may experience difficulty in marketing and distributing products through our current and future distribution channels and the use of third parties may result in additional liabilities.
•Failure to effectively execute on AIG 200 could have a material effect on our operations or financial condition.
•Business or asset acquisitions and dispositions may expose us to certain risks.
•Significant legal or regulatory proceedings may adversely affect our business, results of operations or financial condition.
•Increasing scrutiny and evolving expectations from investors, customers, regulators, policymakers and other stakeholders regarding environmental, social and governance (ESG) matters may adversely affect our reputation or otherwise adversely impact our business and results of operations.
•COVID-19 has adversely affected and may continue to adversely affect our global business, results of operations, financial condition and liquidity, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted.
•We may not be able to protect our intellectual property and may be subject to infringement claims.
Employees and Competition
•Employee error and misconduct may be difficult to detect and prevent and may result in reputational damage and significant losses.
•Competition for employees in our industry is intense, and managing key employee succession is critical to our success. We may not be able to retain and attract key employees and other highly skilled employees we need to support our businesses.
•We face intense competition in each of our business lines, and technological changes may present new and intensified challenges to our businesses.
Regulation
•Our businesses are heavily regulated and changes in laws and regulations may affect our operations, increase our insurance subsidiary capital requirements or reduce our profitability.
•New laws and regulations or new interpretations of current laws and regulations, both domestically and internationally, may affect our businesses, results of operations, financial condition and ability to compete effectively.
•An “ownership change” could limit our ability to utilize tax loss and credit carryforwards to offset future taxable income.
•New and proposed changes to tax laws could increase our corporate taxes or make some of our products less attractive to consumers.
Estimates and Assumptions
•Estimates or assumptions used in the preparation of financial statements and modeled results used in various areas of our business may differ materially from actual experience.
•Changes in accounting principles and financial reporting requirements will impact our consolidated results of operations and financial condition.
•If our businesses do not perform well and/or their estimated fair values decline, we may be required to recognize an impairment of our goodwill or establish an additional valuation allowance against the deferred income tax assets, which could have a material adverse effect on our results of operations and financial condition.

16	AIG | 2022 Form 10-K

ITEM 1A | Risk Factors

Risk Factors
Investing in AIG involves risk. In deciding whether to invest in AIG, you should carefully consider the following risk factors. Any of these risk factors could have a significant or material adverse effect on our businesses, results of operations, financial condition or liquidity. They could also cause significant fluctuations and volatility in the trading price of our securities. Readers should not consider any descriptions of these factors to be a complete set of all potential risks that could affect AIG. These factors should be considered carefully together with the other information contained in this report and the other reports and materials filed by us with the SEC. Further, many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our businesses, results of operations, financial condition and liquidity above and beyond a risk’s singular impact.
MARKET CONDITIONS
Deterioration of economic conditions, geopolitical tensions, changes in market conditions or weakening in global capital markets may materially affect our businesses, results of operations, financial condition and liquidity.
Our businesses are highly dependent on global economic and market conditions. Weaknesses in economic conditions, including a recessionary environment, poor capital markets performance and market volatility have in the past led, and may in the future lead to, among other consequences, a poor operating environment, erosion of consumer and investor confidence, reduced business volumes, deteriorating liquidity, declines in asset valuations and impacts on policyholder behavior that could influence reserve valuations. Further, if our investment managers, including Blackstone and BlackRock, or any other asset managers we engage, fail to react appropriately to difficult market or economic conditions, our investment portfolio could incur material losses.
Key ways in which have in the past been, and could in the future be, negatively affected by economic conditions include:
•increases in policy withdrawals, lapses, surrenders and cancellations and other impacts from changes in policyholder behavior compared to that assumed in pricing;
•increased loss payments and loss costs due to inflation;
•write-offs of deferred policy acquisition costs;
•increases in liability for future policy benefits due to loss recognition on certain long-duration insurance and reinsurance contracts;
•increases in costs associated with third-party reinsurance, or decreased ability to obtain reinsurance on acceptable terms; and
•the increased likelihood of, or increased magnitude of, asset impairments caused by market fluctuations deterioration in collateral values or credit deterioration of borrowers.
Adverse economic conditions may result from a variety of factors including domestic and global economic and political developments, including rising interest rates, plateauing or decreasing economic growth and business activity, recessions, inflationary or deflationary pressures in developed economies, including the United States, civil unrest, pandemics, including disruptions caused by COVID-19, geopolitical tensions, foreign investment restrictions, or military action, such as the armed conflict between Ukraine and Russia and corresponding sanctions imposed by the United States and other countries, and new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains.
These and other market, economic, regulatory and political factors, including the impact of any new or prolonged government financial stimulus package or the expiration or suspension thereof, have and could have a material adverse effect on our businesses, results of operations, financial condition, capital and liquidity in many ways, including:
•lower levels of consumer demand for and ability to afford our products and commercial business activities that have decreased and may continue to decrease revenues and profitability and thus impair goodwill, deferred tax assets or other long-term assets;
•increased credit impairments, downgrades and losses across single or numerous asset classes due to lower collateral values or deteriorating cash flow and profitability by borrowers that could lead to higher defaults on the Company’s investment portfolio, especially in geographic, industry or investment sectors where the Company has higher concentrations of exposure, such as real estate related borrowings and widening of credit spreads that could reduce investment asset valuations, decrease fee income and increase statutory capital requirements;
•increased market volatility and uncertainty that could decrease liquidity, increase borrowing costs and limit access to capital markets;
•the reduction of investment income generated by our investment portfolio;

AIG | 2022 Form 10-K	17

ITEM 1A | Risk Factors
•disruption to our business operations in countries experiencing geopolitical tensions as well as increased costs associated with meeting customer needs in such regions;
•increased costs related to our direct and third-party support services, labor and financing, increased credit risk and decreased sales as a result of inflationary pressures; and
•limitations on business activities and increased compliance risks with respect to economic sanctions regulations relating to jurisdictions in which our businesses operate or we have operations.
Changes in interest rates have materially and adversely affected and may continue to materially and adversely affect our profitability. Global interest rates have been increasing, including in the United States, and in some cases, have risen rapidly after an extended period at or near historic lows.
We are exposed primarily to the following risks arising from or exacerbated by fluctuations in interest rates:
•mismatch between the expected duration of our liabilities and our assets;
•impairment to our ability to earn the returns or spreads assumed in the pricing and the reserving for our products;
•changes in certain statutory reserve or capital requirements that are based on formulas or models that consider interest rates or prescribed interest rates, such as cash flow testing reserves;
•changes in the costs of derivatives we use for hedging or increases in the volume of hedging we do as interest rates change;
•loss related to an increase in policy loans, surrenders and withdrawals following a rise in interest rates;
•loss from reduced fee income, increased guaranteed benefit costs and accelerated deferred policy acquisition costs (DAC) amortization arising from fluctuations in the variable product separate account values associated with fixed income investment options due to increased interest rates or credit spread widening;
•the reinvestment risk associated with more prepayments on mortgage-backed securities and other fixed income securities in decreasing interest rate environments and fewer prepayments in increasing interest rate environments;
•volatility in our GAAP results of operations driven by interest rate-related components of liabilities and equity market-related components of optional guaranteed benefits and the cost of associated hedges in low interest rate environments; and
•increased financing and refinancing costs, in particular with respect to our corporate debt instruments.
Changes in interest rates have had and could continue to have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that constitute a substantial portion of our investment portfolio. This in turn has increased and could continue to increase the unrealized loss positions in our portfolio and adversely affect our ability to realize our deferred tax assets, thereby materially and adversely affecting our business, results of operations, financial condition and liquidity. Furthermore, changes in interest rates and credit spreads have led to decreasing the average account value of our separate accounts thereby negatively impacting the fee income we earn.
In periods of rapidly increasing interest rates, such as the current interest rate environment, we may not be able to purchase, in a timely manner, the investments in our general account with yields sufficient to fund the higher crediting rates necessary to keep interest rate sensitive products that we offer competitive. Therefore, we may need to accept a lower investment spread and, thus, lower profitability, or face a decline in sales and greater loss of existing contracts and related assets. Policy loans, surrenders and withdrawals also tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. These impacts may continue to result in significant cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which could result in realized investment losses when selling assets in an unrealized loss position. Further, the increase in interest rates has and could continue to have a material adverse effect on the value of our investment portfolio, for example, by decreasing the fair values of the fixed income and alternative investment securities that constitute a substantial portion of our investment portfolio as well as the alternative investments in our investment portfolio. This in turn could adversely affect our ability to realize our deferred tax assets.
Conversely, sustained low interest rates as we have experienced in recent years have negatively affected and could in the future negatively affect the performance of our investments and reduce the level of investment income earned on our investment portfolios, resulting in net investment spread compression. We experience lower investment income as well as lower sales of new Life and Retirement insurance products, including interest rate sensitive products, and policies when a low or declining U.S. interest rate environment persists, and/or interest rates turn negative, and these effects can persist so long as the investments purchased and products issued remain outstanding, even after rates have risen. We may also experience lower investment income if we are forced to reinvest cash flows from investments at rates below the average yield of our existing portfolios. Due to practical and capital markets limitations, we have in the past not been and may in the future not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities. Low levels of interest rates have in the past and could in the future continue to impair our ability to earn the returns assumed in the pricing and the reserving for our products at the time they were sold and issued.

18	AIG | 2022 Form 10-K

ITEM 1A | Risk Factors
In addition, fluctuations in interest rates may expose us to the risk of increases in certain statutory reserve requirements that are based on formulas or models that consider interest rates, which would reduce statutory capital, and increases in capital requirements and the amount of assets we must maintain to support statutory reserves, which would reduce surplus.
The primary source of our exposure to credit spreads is in the value of our fixed income securities. If credit spreads widen significantly, we could be exposed to higher levels of defaults and impairments. If credit spreads tighten significantly, it could result in reduced net investment income and, in turn, reduced profitability associated with new purchases of fixed maturity securities. Tightening credit spreads would reduce the discount rates used in the principles-based statutory reserve calculation, potentially increasing statutory reserve requirements and, in turn, reducing statutory surplus. Although these effects on bond fund valuation and reserve discount rates run in offsetting directions for either credit spread widening or narrowing, it is possible for one of them to outweigh the other under certain market conditions. Any of these risks could cause an adverse effect on our business, results of operations, financial condition and liquidity.
RESERVES AND EXPOSURES
The amount and timing of insurance and reinsurance liability claims are difficult to predict and such claims may exceed the related liability for unpaid losses and loss adjustment expenses or future policy benefits, or the liabilities associated with certain guaranteed benefits and indexed features accounted for as embedded derivatives at fair value.
We regularly review the adequacy of the established liability for unpaid losses and loss adjustment expenses and future policy benefits, as well as liabilities associated with certain guaranteed benefits and indexed features accounted for as embedded derivatives at fair value. We also conduct extensive analyses of our reserves and embedded derivatives during the year. Our liability for unpaid losses and loss adjustment expenses, future policy benefits and embedded derivatives, however, has and may develop adversely and materially impact our businesses, results of operations, financial condition and liquidity.
For General Insurance, estimation of ultimate net losses, loss expenses and the liability for unpaid losses and loss adjustment expenses is a complex process, particularly for both long-tail and medium-tail liability lines of business. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business involving recently introduced product lines. In these cases, there is less historical experience or knowledge and less data upon which the actuaries can rely. Estimating reserves is further complicated by unexpected claims or unintended coverages that emerge due to unexpected events, such as pandemics or geopolitical conflicts. These emerging issues may increase the size or number of claims beyond our underwriting intent and may not become apparent for many years after a policy is issued.
While we use a number of analytical reserve development techniques to project future loss development, the liability for unpaid losses and loss adjustment expenses has been and may continue to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the liability for unpaid losses and loss adjustment expenses. These changes in loss cost trends or loss development factors could be due to changes in actual versus expected claims and losses, difficulties in predicting changes, such as changes in inflation, unemployment, or other social or economic factors affecting claims, including judicial and legislative actions, and changes in the tort environment. Any deviation in loss cost trends or in loss development factors might not be identified for an extended period of time after we record the initial loss reserve estimates for any accident year or number of years.
For Life and Retirement, establishment and ongoing calculations of future policy benefits and related reinsurance assets is a complex process, with significant judgmental inputs, assumptions and modeling techniques. The inputs and assumptions used in connection with calculations of reserves for future policy benefits are inherently uncertain. Experience may develop adversely such that additional reserves must be established or the value of embedded derivatives may increase. Adverse experience could arise out of a number of factors, including, but not limited to, severe short-term events, such as a pandemic or changes to policyholder behavior during stressed economic periods, or due to misestimation of long-term assumptions such as mortality, interest rates, credit spreads, equity market levels and volatility and persistency assumptions. Certain variables, such as policyholder behavior, are difficult to estimate and can have a significant impact on reserves and embedded derivatives. Life and Retirement reviews and updates actuarial assumptions at least annually, typically in the third quarter for reserves and embedded derivatives. Additionally, Life and Retirement regularly carries out loss recognition testing for generally accepted accounting principles (GAAP) reporting and cash flow testing for statutory reporting.
For additional information on reserve development, see Part II, Item 7. MD&A – Insurance Reserves.
For additional information on our loss reserves, see Part II, Item 7. MD&A – Critical Accounting Estimates – Loss Reserves and Note 12 to the Consolidated Financial Statements.
For additional information regarding these products, see Notes 12 and 13 to the Consolidated Financial Statements, Item 1. Business – Regulation, and Part II, Item 7. MD&A – Critical Accounting Estimates – Guaranteed Benefit Features of Variable Annuity, Fixed Annuity and Fixed Index Annuity Products.

AIG | 2022 Form 10-K	19

ITEM 1A | Risk Factors
Reinsurance may be unavailable or too expensive relative to its benefit, and may not be adequate to protect us against losses. Our subsidiaries are major purchasers of third-party reinsurance and we use reinsurance as part of our overall risk management strategy. Our reinsurance business also purchases retrocessional reinsurance, which allows a reinsurer to cede to another company all or part of the reinsurance obligations originally assumed by the reinsurer. While reinsurance does not discharge our subsidiaries from their obligation to pay claims for losses insured or reinsured under our policies, it does make the reinsurer liable to the subsidiaries for the reinsured portion of the risk. Market conditions beyond our control may impact the availability and cost of reinsurance or retrocessional reinsurance and could have a material adverse effect on our business, results of operations and financial condition. For example, reinsurance is typically more difficult or costly to obtain after a year or consecutive years with a large number of major catastrophes. We have been and may, at certain times be, (i) forced to incur additional costs for reinsurance, (ii) unable to obtain sufficient reinsurance on acceptable terms, or (iii) unable to obtain reinsurance for certain parts of our business. In instances where reinsurance is insufficient or unavailable, we would have to accept an increase in exposure to risk, reduce or stop writing certain lines of business written by our subsidiaries or seek alternatives in line with our risk limits, or a combination thereof.
Additionally, we are exposed to credit risk with respect to our subsidiaries’ reinsurers to the extent the reinsurance receivable is not secured, or is inadequately secured, by collateral or does not benefit from other credit enhancements. We also bear the risk that a reinsurer is, or may be, unwilling to pay amounts we have recorded as reinsurance recoverables for any reason, including that (i) the terms of the reinsurance contract do not reflect the intent of the parties to the contract or there is a disagreement between the parties as to their intent, or (ii) the terms of the contract cannot be legally enforced. We also bear the risk that (i) the terms of the contract are interpreted by a court or arbitration panel differently than expected, (ii) the reinsurance transaction performs differently than we anticipated compared to the original structure, terms or conditions, or (iii) a change in laws and regulations, or in the interpretation of the laws and regulations, materially impacts a reinsurance transaction. The insolvency of one or more of our reinsurers, the inability or unwillingness of such reinsurers to make timely payments under the terms of our contracts or payments in an amount equal to our reinsurance recoverable, or the risk that the reinsurance transaction does not operate as intended, including due to a change in laws and regulations or on account of court or arbitration panel interpretations, could have a material adverse effect on our results of operations and liquidity.
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
Our Life and Retirement companies also utilize intercompany reinsurance arrangements to provide capital benefits to their affiliated cedants. They have and may continue to pursue reinsurance transactions and permitted practices to manage the capital impact of statutory reserve requirements under applicable reserving rules, including PBR. The application of actuarial guidelines and PBR involves numerous interpretations. If state insurance departments do not agree with our interpretations or if regulations change with respect to our ability to manage the capital impact of certain statutory reserve requirements, the statutory reserve requirements of our Life and Retirement companies could increase, or the ability of our Life and Retirement companies to take reserve credit for reinsurance transactions could be reduced or eliminated. Additionally, if the ratings of our Life and Retirement companies decline, we could incur higher costs to obtain reinsurance, each of which could adversely affect sales of our products and our financial condition or results of operations.
The availability of private sector reinsurance for terrorism is limited and we currently have limited reinsurance coverage for terrorist attacks. While we benefit from the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA), which provides U.S. government risk assistance to the insurance industry to manage the exposure to terrorism incidents, TRIPRA has specific program limits and does not cover losses in certain lines of business such as personal property and personal casualty. We also rely on the government sponsored and government arranged terrorism reinsurance programs, including pools, in force in applicable non-U.S. jurisdictions.
For additional information on our reinsurance recoverable, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Reinsurance Activities – Reinsurance Recoverable.
Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events.
Events such as hurricanes, windstorms, hailstorms, flooding, earthquakes, landslides, wildfires, solar storms, earth sinking, tsunamis, war or other military action, acts of terrorism, explosions and fires, cyberattacks, product defects, pandemics and other highly contagious diseases, mass torts, civil unrest and other catastrophes have adversely affected our business in the past and could do so in the future.

20	AIG | 2022 Form 10-K

ITEM 1A | Risk Factors
Catastrophic events, and any relevant regulations, could result in losses in any business in which we operate, and could expose us to:
•widespread claim costs associated with property, workers’ compensation, accident and health, travel, business interruption, cyber and mortality and morbidity claims;
•loss resulting from a decline in the value of our invested assets;
•limitations on our ability to recover deferred tax assets;
•loss resulting from actual policy experience that is adverse compared to the assumptions made in product pricing;
•revenue loss due to decline in customer base;
•declines in value and/or losses with respect to companies and other entities whose securities we hold and counterparties we transact business with and have credit exposure to, including reinsurers; and
•significant disruptions to our physical infrastructure, systems and operations.
Natural and man-made catastrophic events are generally unpredictable. Our exposure to catastrophe-related loss depends on various factors, including the frequency and severity of the catastrophes, the availability of reinsurance, the rate of inflation and the value and geographic or other concentrations of insured companies and individuals. Vendor models and proprietary assumptions and processes that we use to manage catastrophe exposure may prove to be ineffective due to incorrect assumptions or estimates. For example, modeling for terrorism, cyber events and pandemics is more difficult and may be less reliable.
In addition, legislative and regulatory initiatives and court decisions following major catastrophes (both natural and man-made) have required and could require us to pay the insured beyond the provisions of the original insurance policy and may prohibit the application of a deductible, resulting in inflated and unanticipated claims; or impose other restrictions after the occurrence of a major catastrophe, which would reduce our ability to mitigate exposure. These initiatives could impair our cash flows and, without regulatory relief, could reduce our subsidiaries’ capital ratios.
For additional information on potential catastrophic events, including a sensitivity analysis of our exposure to certain catastrophes, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks.
For information regarding the effects of climate change on our business, see Reserves and Exposures – “Climate change may adversely affect our business and financial condition” below.
For information regarding the effects of the COVID-19 pandemic on our business, see Business and Operations – “COVID-19 has affected and may continue to adversely affect our global business, results of operations, financial condition and liquidity, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted” below.
Climate change may adversely affect our business and financial condition.
Climate change, indicated by higher concentrations of greenhouse gases, a warming atmosphere and ocean, wildfires, diminished snow and ice, and a rise in sea levels, appears to have contributed to an increase in the frequency and severity of natural disasters and the creation of uncertainty as to future trends and exposures. As such, climate change presents significant financial implications for AIG in areas such as underwriting, claims and investments, as well as risk capacity, financial reserving and operations.
Climate change presents challenges to our ability to effectively underwrite, model and price catastrophe risk particularly if the frequency and severity of catastrophic events such as pandemics, hurricanes, tornadoes, floods, wildfires and windstorms and other natural disasters continue to increase. For example, losses resulting from actual policy experience may be adverse as compared to the assumptions made in product pricing as well as mortality assumptions and our ability to mitigate our exposure may be reduced.
Climate change-related risks may also adversely impact the value of the securities that we hold or lead to credit risk of other counterparties we transact business with, including reinsurers. Our reputation or corporate brand could also be negatively impacted as a result of changing customer or societal perceptions of organizations that we either insure or invest in due to their actions (or lack thereof) with respect to climate change. Any policies adopted by investors to address changing societal perceptions on climate change could result in increased compliance costs to our businesses and changes to our corporate governance and risk management practices, and may affect the type of assets we hold in our investment portfolio.
In addition, lawmakers and regulators have imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate change-related risks and efforts undertaken in response thereto. Additional actions by foreign governments, regulators and international standard setters could result in substantial additional regulation to which we may be subject. It is also possible that the laws and regulations adopted in U.S. state, U.S. federal or foreign jurisdictions regarding climate change-related risks will differ from one another, and that they could be inconsistent with the laws and regulations of other jurisdictions in which we operate.

AIG | 2022 Form 10-K	21

ITEM 1A | Risk Factors
Additionally, litigation related to climate change has increased in recent years. Many lawsuits center on enforcement or interpretation of environmental laws and regulations, often seeking to use litigation as a tool to influence governmental and corporate climate policies. Other cases seek damages for contribution to climate change or for insufficient disclosure around material financial risks. Increased litigation of this nature could trigger losses under liability policies, such as casualty and directors’ and officers’ insurance policies, increase our liabilities and affect the viability of certain of our business lines.
In addition, severe weather and other effects of climate change result in more frequent and more severe damages, leading to lawsuits. Wildfires in the western U.S., resulting in significant litigation liability for utility companies, are an example of this. Indirect climate change effects are also seen in litigation over flooding, mudslides and other severe weather that results in injury or damage, as well as in construction defect litigation, chemical release lawsuits, and workers’ compensation claims. Litigation related to climate change may, through increased claims from our customers and adverse impacts to the value of the securities that we hold, adversely impact our business and results of operations.
We have also faced and may continue to face business continuity risk as a result of climate change-related incidents that may disrupt business operations, including extreme weather events. We cannot predict the long-term impacts of climate change on our business and results of operations.
For information regarding risks associated with other catastrophic events, see Reserves and Exposures – “Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events” above.
Concentration of our insurance, reinsurance and other risk exposures may have adverse effects.
We are exposed to risks as a result of concentrations in our insurance and reinsurance policies, investments, derivatives and other obligations that we undertake for customers and counterparties. We manage these risks related to concentration by monitoring the accumulation of our exposures to factors such as exposure type and size, industry, geographic region, counterparty and other factors. We also seek to use third-party reinsurance, hedging and other arrangements to limit or offset exposures that exceed our retention and risk appetite limits. In certain circumstances, however, these risk management arrangements may not be available on acceptable terms or may prove to be ineffective. Our risk exposures under insurance and reinsurance policies, derivatives and other obligations are, from time to time, compounded by risk exposure assumed in our investment business. Also, our exposure for certain single risk coverages and other coverages may be so large that adverse experience compared to our expectations may have a material adverse effect on our consolidated results of operations or result in additional statutory capital requirements for our subsidiaries.
In addition, the separation of our Life and Retirement business, if completed, could increase the materiality of these potential concentrations in the remaining portfolio. For additional information on risks associated with the separation of the Life and Retirement business from AIG, see Business Operations – “No assurances can be given that the separation of our Life and Retirement business will be completed or as to the specific terms or timing thereof. In addition, we may not achieve the expected benefits of the separation and will have continuing equity market exposure to Corebridge until we fully divest our stake” below.
Also see Part II, Item 7. MD&A – Business Segment Operations – General Insurance – Business Strategy and – Outlook – Industry and Economic Factors, and Part II, Item 7. MD&A – Business Segment Operations – Life and Retirement – Business Strategy and – Outlook – Industry and Economic Factors.
Fortitude Re may fail to perform its obligations and the accounting treatment of our reinsurance agreements with Fortitude Re leads to volatility in our results of operations.
As of December 31, 2022, approximately $29.0 billion of reserves from AIG’s Life and Retirement Run-Off Lines and approximately $3.2 billion of reserves from AIG’s General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under reinsurance transactions. These reserve balances are fully collateralized pursuant to the terms of the reinsurance transactions. Our subsidiaries continue to remain primarily liable to policyholders under the business reinsured with Fortitude Re. As a result, if Fortitude Re is unable to successfully operate, or other issues arise that affect its financial condition or ability to satisfy or perform its obligations to our subsidiaries, we could experience a material adverse effect on our results of operations, financial condition and liquidity to the extent the amount of collateral posted in respect of our reinsurance receivable is inadequate. Further, as is customary in similar reinsurance agreements, upon the occurrence of certain termination and recapture triggers, our subsidiaries may elect or may be required to recapture the business ceded under such reinsurance agreements, which would result in a substantial increase to our insurance liabilities and statutory capital requirements and may require us to raise capital to recapture such ceded business. These termination and recapture triggers include Fortitude Re becoming insolvent or being placed into liquidation, rehabilitation, conservatorship, supervision, receivership, bankruptcy or similar proceedings, certain regulatory ratios falling below certain thresholds, and, in the case of those reinsurance agreements made with Life and Retirement, Fortitude Re’s failure to perform under the reinsurance agreements, or its entry into certain transactions without receiving the consent of Corebridge.
As the reinsurance transactions between AIG and Fortitude Re are structured as modified coinsurance (modco) for the Life and Retirement Run-Off Lines and loss portfolio transfer arrangements with funds withheld for the General Insurance Run-Off Lines, the manner in which we account for these reinsurance arrangements has led, and will continue to lead, to volatility in our results of operations. In modco and funds withheld arrangements, the investments supporting the reinsurance agreements, and which reflect

22	AIG | 2022 Form 10-K

ITEM 1A | Risk Factors
the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., AIG and its subsidiaries) thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, as our applicable insurance subsidiaries maintain ownership of these investments, AIG will maintain its existing accounting for these assets (e.g., the changes in fair value of available for sale securities will be recognized within other comprehensive income). AIG has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements. As a result of changes in the fair value of the embedded derivative, we experience volatility in our GAAP net income.
For additional information on our exposure to credit risk of reinsurers, see Reserves and Exposures – “Reinsurance may be unavailable or too expensive relative to its benefit, and may not be adequate to protect us against losses” above.
We may be required to accelerate the amortization of DAC and record additional liabilities for future policy benefits.
We incur significant costs in connection with acquiring new and renewal insurance business. DAC represents deferred costs that are incremental and directly related to the successful acquisition of new business or renewal of existing business. The recovery of these costs is generally dependent upon the future profitability of the related business, but DAC amortization varies based on the type of contract. For long-duration traditional business, DAC is generally amortized in proportion to premium revenue and varies with lapse experience. Actual lapses in excess of expectations have and may result in an acceleration of DAC amortization, and therefore, adversely impact our results of operations.
DAC for investment-oriented products is generally amortized in proportion to actual and estimated gross profits. Estimated gross profits are affected by a number of factors, including levels of current and expected interest rates, net investment income (which is net of investment expenses) and credit spreads, net realized gains and losses, fees, surrender rates, mortality experience, policyholder behavior experience and equity market returns and volatility. If actual and/or future estimated gross profits are less than originally expected, then the amortization of these costs would be accelerated in the period this is determined and would result in a lower-than-expected profitability, potentially impacting our ability to achieve our financial goals. Additionally, this would also result in a decrease in expected future profitability and an acceleration of the amortization of DAC, and therefore lower than expected pre-tax income earned during the then current period.
We also periodically review products for potential loss recognition events, principally long-duration products. This review involves estimating the future profitability of in-force business and requires significant management judgment about assumptions including, but not limited to, mortality, morbidity, persistency, maintenance expenses and investment returns, including net realized gains (losses). If actual experience or revised future expectations result in projected future losses, we may be required to amortize any remaining DAC and record additional liabilities through a charge to policyholder benefit expense in the then current period, which could negatively affect our business, results of operations, financial condition and liquidity.
For additional information on DAC and future policy benefits, see Part II, Item 7. MD&A – Critical Accounting Estimates and Notes 12 and 13 to the Consolidated Financial Statements.
For additional information on changes to accounting standards for long-duration insurance contracts, see Estimates and Assumptions – “Changes in accounting principles and financial reporting requirements will impact our consolidated results of operations and financial condition.”
Losses due to nonperformance or defaults by counterparties may materially and adversely affect the value of our investments, our profitability and sources of liquidity.
We are exposed to credit risk arising from exposures to various counterparties related to investments, derivatives, premiums receivable, certain General Insurance businesses and reinsurance recoverables. These counterparties include, but are not limited to, issuers of fixed income and equity securities we hold, borrowers of loans we hold, customers, plan sponsors, trading counterparties, counterparties under swaps and other derivatives instruments, reinsurers, corporate and governmental entities whose payments or performance we insure, joint venture partners, clearing agents, exchanges, clearing houses, custodians, brokers and dealers, commercial banks, investment banks, intra-group counterparties with respect to derivatives and other third parties, financial intermediaries and institutions and guarantors. These counterparties may default on their obligations to us due to bankruptcy, insolvency, receivership, financial distress, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention and other reasons. In addition, for exchange-traded derivatives, such as futures, options as well as "cleared" over-the-counter derivatives, we are generally exposed to the credit risk of the relevant central counterparty clearing house and futures commission merchants through which we clear derivatives. Defaults by these counterparties on their obligations to us could have a material adverse effect on the value of our investments, business, financial condition, results of operations and liquidity.

AIG | 2022 Form 10-K	23

ITEM 1A | Risk Factors
An insolvency of, or the appointment of a receiver to rehabilitate or liquidate, a significant competitor could negatively impact our business if such appointment were to impact consumer confidence in our products and services. Additionally, if the underlying assets supporting the structured securities we invest in are expected to default or actually default on their payment obligations, our securities may incur losses.
In addition, our exposure to credit risk may be exacerbated in periods of market or credit stress, as derivative counterparties take a more conservative view of their acceptable credit exposure to us, resulting in reduced capacity to execute derivative-based hedges.
INVESTMENT PORTFOLIO AND CONCENTRATION OF INVESTMENTS
Our investment portfolio is concentrated in certain segments of the economy, and the performance and value of our investment portfolio are subject to a number of risks and uncertainties.
Our results of operations and financial condition have in the past been, and may in the future be, adversely affected by the degree of concentration in our consolidated investment portfolio. For example, we have holdings of real estate and real estate-related investments, including residential mortgage- backed, commercial mortgage-backed and other asset-backed securities and residential and commercial mortgage loans. We also have significant exposures to financial institutions and, in particular, to money center banks and global banks, certain industries, such as energy and utilities, the U.S. federal, state and local government issuers and authorities, and global financial institutions, governments and corporations. Events or developments that have a negative effect on any particular industry, asset class, group of related industries or geographic region may adversely affect the valuation of our investments to the extent they are concentrated in such segments. Our ability to sell assets in such segments may be limited.
Our investments are also subject to market risks and uncertainties, including, in addition to interest rate risk, changes in the level of credit spreads, currency rates, and commodity and equity prices, each of which has affected and will continue to affect the value of investments in our investment portfolio as well as the performance of, and returns generated by, such investments. For information regarding risks associated with interest rate volatility, see Market Conditions – “Changes in interest rates have materially and adversely affected and may continue to materially and adversely affect our profitability” above.
Furthermore, our alternative investment portfolio, which is subject to volatility in equity markets, includes investments for which changes in fair value are reported through pre-tax income. An economic downturn or decline in the capital markets has had and could continue to have a material adverse effect on our investment income, including as a result of decreases in the fair value of alternative investments.
We rely on investment management and advisory arrangements with third-party investment managers for the majority of our investment portfolio. The historical performance of Blackstone, BlackRock or any other investment manager we engage should not be considered as indicative of the future results of our investment portfolio, our future results or any returns expected on AIG Common Stock. In 2021, AIG entered into a long-term investment management relationship with Blackstone, pursuant to which Blackstone is initially managing $50 billion of Corebridge’s existing investment portfolio, with that amount increasing to an aggregate of $92.5 billion over the next five years. In addition, beginning in April 2022, certain AIG and Corebridge insurance company subsidiaries have entered into investment management agreements with BlackRock, pursuant to which BlackRock is managing over $150 billion of our investments in liquid fixed income and certain private placement assets, including over $90 billion of the Corebridge investment portfolio.
As part of the arrangements with Blackstone, Blackstone is serving as exclusive external investment manager for certain of Corebridge's insurance company subsidiaries for certain asset classes, which has led to an increase in investment management fees payable by us as compared to expenses we have historically incurred for similar services. Under the arrangements with Blackstone, there are provisions that require minimum management fees to be paid to Blackstone to the extent actual amounts charged to the Corebridge insurance company subsidiaries are below such minimums. Also, the exclusivity provisions and termination provisions that are part of these arrangements with Blackstone may prevent our Corebridge subsidiaries from retaining other external investment managers with respect to the subject asset classes who may produce better returns on investments than Blackstone. In addition, pursuant to the relevant agreements with Blackstone, if such agreements are terminated for reasons other than certain specified reasons, Corebridge could be required to continue paying investment advisory fees to Blackstone regardless of the termination. Corebridge may not have the funds available to pay any such fees and its insurance company subsidiaries may not be able or permitted to pay dividends or make other distributions to Corebridge in an amount sufficient to pay any such fees or at all. Any requirement to pay such fees could adversely affect our business, results of operations, financial condition and liquidity.
If Blackstone or BlackRock are unable to effectively manage our portfolio, the concentration of assets in our portfolio that are managed by Blackstone and BlackRock could adversely affect our business, results of operations, financial condition and liquidity.
In addition, Blackstone and BlackRock are generally compensated based solely on our assets which they manage, rather than by investment return targets, and as a result, Blackstone and BlackRock are not directly incentivized to maximize investment return targets. Our investment portfolio’s returns have benefited historically from investment opportunities and general market conditions that may not currently exist and may not be repeated. There can be no guarantee that Blackstone, BlackRock or any other investment

24	AIG | 2022 Form 10-K

ITEM 1A | Risk Factors
manager we engage will be able to achieve any particular returns or generate investment opportunities with attractive, risk-adjusted returns for our investment portfolio in the future.
Our valuation of investments and derivatives involves the application of methodologies and assumptions to derive estimates, which may differ from actual experience and could result in changes to investment valuations that may materially adversely affect our business, results of operations, financial condition and liquidity or lead to volatility in our net income.
During periods of market disruption, it has been and may continue to be difficult to value certain of our investments or derivatives if trading becomes less frequent and/or market data becomes less observable. There may be cases where certain assets in normally active markets with significant observable data become inactive with insufficient observable data due to the financial environment or market conditions in effect at that time. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. These values may not be realized in a market transaction, may not reflect the value of the asset and may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value and/or an inability to realize that value in a market transaction or other disposition may have a material adverse effect on our business, results of operations, financial condition and liquidity.
For information regarding volatility in accounting as it relates to Fortitude Re, see Reserves and Exposures – “Fortitude Re may fail to perform its obligations and the accounting treatment of our reinsurance agreements with Fortitude Re leads to volatility in our results of operations” above.
LIQUIDITY, CAPITAL AND CREDIT
AIG Parent’s ability to access funds from our subsidiaries is limited, and our sources of liquidity may be insufficient to meet our needs, including providing capital that may be required by our subsidiaries. As a holding company, AIG Parent depends on dividends and other payments from its subsidiaries to fund operations, pay dividends, meet debt service obligations and meet the capital and liquidity needs of our subsidiaries. The majority of our investments are held by our regulated subsidiaries. Any inability by our subsidiaries to make dividend or other payments in an amount sufficient to enable AIG Parent to meet its cash requirements could have an adverse effect on our operations or our business, results of operations, financial condition, capital and liquidity.
The ability of our subsidiaries to pay dividends to us in the future will depend on their earnings, capital levels, tax considerations, covenants contained in any financing or other agreements, applicable regulatory restrictions and rating agency requirements. In addition, such payments could be limited as a result of claims against our subsidiaries by their creditors, including suppliers, vendors, lessors and employees. Additionally, our insurance subsidiaries may be limited in their ability to make dividend payments to AIG Parent in the future because of the need to meet their obligations or to support their own capital levels or because of regulatory limits and restrictions or changes in, or interpretations of, regulatory or rating agency standards.
Our decision to pursue strategic changes or transactions in our business and operations may also subject our subsidiaries’ dividend plans to heightened regulatory scrutiny and could make obtaining regulatory approvals for extraordinary distributions by our subsidiaries, if required, more difficult. We are also subject to certain other restrictions on our capital from time to time.
If our liquidity is insufficient to meet our needs, we may need to have recourse to third-party financing, external capital markets or other sources of liquidity, which may not be available or could be expensive. The availability and cost of any additional financing at any given time depends on a variety of factors, including general market conditions, the volume of trading activities, the overall availability of credit, regulatory actions and our credit ratings and credit capacity. It is also possible that, as a result of such recourse to external financing, customers, lenders or investors could develop a negative perception of our long- or short-term financial prospects. If AIG Parent is unable to satisfy a capital need of a subsidiary, the credit rating agencies could downgrade the subsidiary’s financial strength ratings or the subsidiary could become insolvent or, in certain cases, could be seized by its regulator.
In the ordinary course of our business, we are required to post collateral for our insurance company subsidiaries from time to time. If our reinsurance liabilities increase, we may be required to post additional collateral for insurance company clients that we reinsure. In addition, we may be required to post additional collateral due to regulatory changes from time to time, which could adversely impact our business, financial condition, results of operations and cash flows.
For additional information on our liquidity, see Part II, Item 7. MD&A – Liquidity and Capital Resources.
For additional information on rating agency requirements, see Liquidity, Capital and Credit – “A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, results of operations, financial condition and liquidity” below.

AIG | 2022 Form 10-K	25

ITEM 1A | Risk Factors
We may not be able to generate cash to meet our needs due to the illiquidity of some of our investments.
We and our subsidiaries have a diversified investment portfolio. However, economic conditions as well as adverse capital market conditions, including a lack of buyers, the inability of potential buyers to obtain financing on reasonable terms, volatility, credit spread changes, interest rate changes, foreign currency exchange rates and/or declines in collateral values have in the past impacted, and may in the future impact, the liquidity and value of our investments.
We have investments in certain securities, including certain fixed income structured and privately placed securities as well as investments in private equity funds and hedge funds, mortgage loans, finance receivables and real estate that are less liquid than other types of securities. Collectively, investments in these assets had a carrying value of $66 billion at December 31, 2022. If it became necessary to sell such assets in a stressed market environment, the prices achieved in any sale of such securities may be lower than their carrying value, which could cause a material adverse effect on our business, financial condition, results of operations and cash flows. Adverse changes in the valuation of real estate and real estate-linked assets, deterioration of capital markets and widening credit spreads have in the past, and may in the future, materially adversely affect the liquidity and the value of our investment portfolios, including our residential and commercial mortgage related securities portfolios.
In the event additional liquidity is required by one or more of our companies, it may be difficult for us to generate additional liquidity by selling, pledging or otherwise monetizing these or other of our investments at reasonable prices and time frames.
A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, results of operations, financial condition and liquidity.
Downgrades of the Insurer Financial Strength (IFS) ratings of our insurance or reinsurance companies could (i) prevent these companies from selling, or make it more difficult for them to succeed in selling, products and services, (ii) make it more difficult for them to obtain new reinsurance or obtain it on reasonable pricing terms, and/or (iii) result in increased policy cancellations, lapses and surrenders, termination of, or increased collateral posting obligations under, assumed reinsurance contracts, or return of premiums.
A downgrade in AIG Parent’s credit ratings could result in a downgrade of the IFS ratings of our insurance or reinsurance subsidiaries. Similarly, under credit rating agency policies, a downgrade of the IFS ratings of our insurance and reinsurance subsidiaries could also result in a downgrade in AIG Parent’s credit ratings.
In addition, a downgrade of our long-term debt ratings could potentially increase our financing costs and limit the availability of financing. A downgrade would also require us to post additional collateral payments related to derivative transactions to which we are a party, and could cause counterparties to limit or reduce their exposure to us and thus reduce our ability to manage our market risk exposures effectively.
These events could adversely affect our business, results of operations, financial condition and liquidity.
For additional information on rating agency actions, see Part II, Item 7. MD&A – Liquidity and Capital Resources – Credit Ratings and – Financial Strength Ratings.
Changes in the method for determining LIBOR and the continuing phase out of LIBOR and uncertainty related to LIBOR replacement rates may affect our business, results of operations, financial condition and liquidity.
We have assets, liabilities and obligations with interest rates tied to the London Interbank Offered Rate (LIBOR) for U.S. dollars and other certain remaining currencies. Starting January 1, 2022, all LIBOR settings either ceased to be provided by any administrator, or are no longer representative for all non-U.S. dollar LIBOR settings and one-week and two-month U.S. dollar (USD) LIBOR settings, and we expect the same will occur immediately after June 30, 2023 for the remaining USD LIBOR settings, absent subsequent action by the relevant authorities.
Significant recommendations as to alternative rates and as to protocols have been advanced by various regulators and market participants, including the Alternative Reference Rates Committee of the United States Federal Reserve (ARRC), the International Swaps and Derivatives Association (ISDA), and the UK FCA, and legislative action by the U.S. Congress and the State of New York, but there can be no assurance that the various recommendations or legislative action will be effective at preventing or mitigating disruption as a result of the transition. In particular, for U.S. dollar LIBOR, the ARRC has selected the Secured Overnight Financing Rate (SOFR) as its preferred replacement benchmark and has formally recommended, in limited cases, a term rate based on SOFR; both ARRC and ISDA have taken significant steps toward implementing various fallback provisions and protocols; and for British pound sterling, relevant authorities have promoted use of Sterling Overnight Index Average (SONIA) as a replacement for LIBOR. However, the market transition away from LIBOR to alternative reference rates, including SOFR or SONIA, is complex and could result in disruptions, among other things, due to differences between LIBOR (an unsecured forward-looking term rate) and alternative rates that are based on historical measures of overnight secured rates; due to failure of market participants to fully accept such alternative rates; or due to difficulties in amending legacy LIBOR contracts or implementing processes for determining new alternative rates.

26	AIG | 2022 Form 10-K

ITEM 1A | Risk Factors
The consequences of LIBOR reform could adversely affect the market for LIBOR-based securities, the payment obligations under our existing LIBOR-based liabilities and our ability to issue funding agreements bearing a floating rate of interest, as well as the value of financial and insurance products tied to LIBOR, investment portfolio or the substantial amount of derivatives contracts we use to hedge our assets, insurance and other liabilities.
We cannot be certain that measures taken to address the transition from LIBOR will effectively mitigate potential risks related to such transition. In addition, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms could materially and adversely affect our business, results of operations, financial condition and liquidity.
BUSINESS AND OPERATIONS
No assurances can be given that the separation of our Life and Retirement business will be completed or as to the specific terms or timing thereof. In addition, we may not achieve the expected benefits of the separation and will have continuing equity market exposure to Corebridge until we fully divest our stake. In September of 2022, AIG closed on the initial public offering of 12.4 percent of Corebridge’s common stock. While we currently intend to sell down our ownership interest in Corebridge over time following expiration of our lock-up, there can be no guarantee as to the timing or pricing thereof.
Similar to other business dispositions, the separation of our Life and Retirement business involves a number of risks, including (i) unanticipated developments that may delay, prevent or otherwise adversely affect our ability to effect a separation; (ii) significant costs and disruption or distraction of management from AIG’s other business operations, whether or not a separation is completed; (iii) rating agency actions; (iv) unforeseen losses, liabilities or asset impairments arising from the disposition; and (v) if we are successful in separating the business, increased concentration of our business operations.
In addition, the separation of our Life and Retirement business, or a significant delay in our ability to continue to separate the business, has and could continue to cause the emergence or exacerbate the effects of many of the other risks noted herein, including: (i) the risk of indemnity claims that could be made against us in connection with divested businesses; (ii) our ability to utilize certain tax loss and credit carryforwards to offset future taxable income going forward; (iii) competition for employees and managing retention of key employees; (iv) maintaining relationships with certain key distributors; (v) concentration of our insurance and other risk exposures; and (vi) increased exposure to certain risks related to deriving revenue from non-U.S. sources.
We believe that the separation of our Life and Retirement business allows us and Corebridge to pursue distinct strategies appropriate to our respective markets. However, there can be no assurance that we will realize any or all of the expected strategic, financial, operational or other benefits of the separation. Our businesses and results of operations may be negatively impacted if we are unable to realize the anticipated expense reductions and organizational improvements of the separation and any related restructuring activities, or if implementing these initiatives harms our relationships with customers or employees or our competitive position. A failure to realize expected benefits of the separation could result in a material adverse effect on our business, results of operations and financial condition. Additionally, we continue to have a significant equity ownership position in Corebridge, and changes in the market price of Corebridge common stock may have a material impact on us.
Pricing for our products is subject to our ability to adequately assess risks and estimate related losses. Our business is dependent on our ability to price our products effectively and charge appropriate premiums, policy fees and other charges. Pricing adequacy depends on a number of factors and assumptions, including proper evaluation of insurance risks, our expense levels, expected net investment income to be realized, our response to rate actions taken by competitors, legal and regulatory developments, the ability to obtain regulatory approval for rate changes and inflation. Management establishes target returns for each product based upon the factors described above, certain underwriting assumptions and capital requirements, including statutory, GAAP and economic capital models. We monitor and manage pricing and sales to achieve target returns on new business, but we may not be able to achieve those returns due to the factors discussed above. Inadequate pricing and the difference between estimated results of the above factors compared to actual results could have a material adverse effect on the profitability of our operations and our financial condition.
Guarantees within certain of our Life and Retirement products may increase the volatility of our results. Certain of our annuity and life insurance products include features that guarantee a certain level of benefits, including guaranteed minimum death benefits, guaranteed living benefits, including guaranteed minimum income benefits, and products with guaranteed interest crediting rates, including crediting rate guarantees tied to the performance of various market indices. Many of these features are accounted for at fair value as embedded derivatives under GAAP, and they have significant exposure to capital markets and insurance risks. An increase in valuation of liabilities associated with the guaranteed features results in a decrease in our profitability and depending on the magnitude of any such increase, could materially and adversely affect our financial condition, including our capitalization, as well as our financial strength ratings.

AIG | 2022 Form 10-K	27

ITEM 1A | Risk Factors
We employ a capital markets hedging strategy to partially offset the economic impacts of movements in equity, interest rate and credit markets, however, our hedging strategy may not effectively offset movements in our GAAP equity or our and statutory surplus and capital requirements and may otherwise be insufficient in relation to our obligations. Furthermore, we are subject to the risk that changes in policyholder behavior or actual levels of mortality/longevity as compared to assumptions in pricing and reserving, combined with adverse market events, could produce losses not addressed by the risk management techniques employed. These factors, individually or collectively, may have a material adverse effect on our business, financial condition, results of operations or liquidity including our ability to receive dividends from our operating companies.
Changes in interest rates result in changes to the fair value liability. All else being equal, higher interest rates generally decrease the fair value of our liabilities, which increases our earnings, while low interest rates generally increase the fair value of our liabilities, which decreases our earnings. A prolonged low interest rate environment or a prolonged period of widening credit spreads may also subject us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for our liabilities, lowering their statutory surplus, which would adversely affect their ability to pay dividends. In addition, it may also increase the perceived value of our benefits to our policyholders, which in turn may lead to a higher than expected benefit utilization and persistency of those products over time.
Differences between the change in fair value of the GAAP embedded derivatives, as well as associated statutory and tax liabilities, and the value of the related hedging portfolio may occur and can be caused by movements in the level of equity, interest rate and credit markets, market volatility, policyholder behavior and mortality/longevity rates that differ from our assumptions and our inability to purchase hedging instruments at prices consistent with the desired risk and return trade-off. In addition, we may sometimes choose not to hedge or fully mitigate these risks, based on economic considerations and other factors. The occurrence of one or more of these events has in the past resulted in, and could in the future result in, an increase in the fair value of liabilities associated with the guaranteed benefits without an offsetting increase in the value of our hedges, or a decline in the value of our hedges without an offsetting decline in our liabilities, thus reducing our results of operations and shareholders’ equity.
For additional information on these products, see Notes 12 and 13 to the Consolidated Financial Statements, Item 1. Business – Regulation and Part II, Item 7. MD&A – Critical Accounting Estimates – Guaranteed Benefit Features of Variable Annuity, Fixed Annuity and Fixed Index Annuity Products.
Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses, results of operations, financial condition and liquidity. We have developed and continue to enhance enterprise-wide risk management policies and procedures to identify, monitor and mitigate risk and loss to which we are exposed. Our risk management policies and procedures may not be sufficiently comprehensive and may not identify or adequately protect us from every risk to which we are exposed. Many of our methods of identifying, measuring, underwriting and managing risks are based upon our study and use of historical market, applicant, customer, employee and bad actor behavior or statistics based on historical models. As a result, these methods may not accurately predict future exposures from events such as a major financial market disruption as the result of a natural or man-made disaster (for example, a climate-related event or terrorist attack), that could be significantly different than the historical measures indicate, and which could also result in a substantial change in policyholder behavior and claims levels not previously observed. We have and will continue to enhance our underwriting processes, including, from time to time, considering and integrating newly available sources of data to confirm and refine our traditional underwriting methods. Our efforts at implementing these improvements may not, however, be fully successful, which may adversely affect our competitive position. We have also introduced new product features designed to limit our risk and taken actions on in-force business, which may not be fully successful in limiting or eliminating risk. We may take additional actions on our in-force business, including adjusting crediting rates and cost of insurance, which may not be fully successful in maintaining profitability and which may result in litigation. Moreover, our hedging programs and reinsurance strategies that are designed to manage market risk and mortality risk rely on assumptions regarding our assets, liabilities, general market factors and the creditworthiness of our counterparties that could prove to be incorrect or inadequate. Our hedging programs utilize various derivative instruments, including but not limited to equity options, futures contracts, interest rate swaps and swaptions, as well as other hedging instruments, which may not effectively or completely reduce our risk; and assumptions underlying models used to measure accumulations and support reinsurance purchases may prove inaccurate and could leave us exposed to larger than expected catastrophe losses in a given year. In addition, our current business continuity and disaster recovery plans may not be sufficient to reduce the impact of pandemics, cyber risks, including ransomware, and other natural or man-made catastrophic events that are beyond our anticipated thresholds or impact tolerances. Other risk management methods depend upon the evaluation of information regarding markets, clients, or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events in each jurisdiction in which we operate. Jurisdictions have unique requirements with respect to artificial intelligence and environmental, social and governance matters, which may impact the efficacy of our standardized risk management tools and techniques and therefore our policies and procedures may not be fully effective. Accordingly, our risk management policies and procedures may not adequately mitigate the risks to our business, results of operations, financial condition and liquidity.

28	AIG | 2022 Form 10-K

ITEM 1A | Risk Factors
If our risk management policies and procedures are ineffective, we may suffer unexpected losses and could be materially adversely affected. As our businesses change and the markets in which we operate evolve and new risks emerge, including for example risks related to climate change or meeting regulatory and stakeholder expectations relating to ESG or cybersecurity issues, our risk management framework may not evolve at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not appropriately identified, monitored or managed. The effectiveness of our risk management strategies may be limited, resulting in losses, because of market stress, unanticipated financial market movements or unanticipated claims experience from adverse mortality, morbidity or policyholder behavior. In addition, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will understand and follow (or comply with) our risk management policies and procedures.
Our foreign operations expose us to risks that may affect our operations. We provide insurance, reinsurance, investment and other financial products and services to both businesses and individuals in approximately 70 countries and jurisdictions. A substantial portion of our business is conducted outside the United States, and we intend to continue to grow our business in strategic markets. Operations outside the United States have in the past been, and may in the future be, affected by regional economic downturns, changes in foreign currency exchange rates, political events or upheaval, sanctions policies, nationalization and other restrictive government or regulatory actions, which could also affect our other operations.
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
AIG is subject to myriad regulations which govern items such as sanctions, bribery and anti-money laundering, for which failure to comply could expose us to significant penalties. The USA Patriot Act of 2011 requires companies to know certain information about their clients and to monitor their transactions for suspicious activities. The Foreign Corrupt Practices Act makes it unlawful for certain classes of persons and entities to make payments to foreign government officials to assist in obtaining or retaining business. Also, the Department of the Treasury’s Office of Foreign Assets Control administers regulations that restrict or prohibit dealings within U.S. jurisdictions involving certain organizations, individuals, countries, and financial products. The UK, the EU and other jurisdictions maintain similar laws and regulations. Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective and/or an employee or third party fails to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including disgorgement, and our business and our reputation could be adversely affected.
We are exposed to certain risks if we are unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data, which could compromise our ability to conduct business and adversely affect our consolidated business, results of operations, financial condition and liquidity. We use information technology systems, infrastructure and networks and other operational systems to store, retrieve, evaluate and use customer, employee, and company data and information. Our business is highly dependent on our ability to access these systems and networks to perform necessary business functions. In the event of a natural disaster, a computer virus, unauthorized access, a terrorist attack, cyber attack or other disruption, our systems and networks may be inaccessible to our employees, customers or business partners for an extended period of time, and we may be unable to meet our business obligations and regulatory requirements for an extended period of time if our data or systems are disabled, manipulated, destroyed or otherwise compromised. Additionally, some of our systems and networks are older, legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade. Supply chain disruptions or delays could prevent us from maintaining and implementing changes, updates and upgrades to our systems and networks in a timely manner or at all. System and network failures or outages could compromise our ability to perform business functions in a timely manner, which could harm our ability to conduct business, hurt our relationships with our business partners and customers and expose us to legal claims as well as regulatory investigations and sanctions, any of which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Some of these systems and networks also rely upon third-party systems and services, which themselves may rely on the systems and services of other third parties. Problems caused by, or occurring in relation to, our third-party providers’ systems and services, including those resulting from breakdowns or other disruptions in information technology services provided by our third-party providers and the other third-parties on which they rely, our inability to acquire third-party services on commercially acceptable terms, failure of a third-party provider to perform as anticipated or in compliance with applicable laws or regulations, inability of a third-party provider to provide the required volumes of services or third-party providers experiences cyberattacks, security breaches or data breaches, could materially and adversely affect our business, results of operations, financial condition and liquidity.

AIG | 2022 Form 10-K	29

ITEM 1A | Risk Factors
Like other global companies, the systems and networks we maintain and third-party systems and networks we use have in the past been, and may in the future be, subject to or targets of unauthorized or fraudulent access, including physical or electronic break- ins or unauthorized tampering, as well as attempted cyber and other security threats and other computer-related penetrations such as “denial of service” attacks, phishing, untargeted but sophisticated and automated attacks, and other disruptive software, including ransomware. The frequency and sophistication of such threats continue to increase and often become further heightened in connection with geopolitical tensions. Also, like other global companies, we have an increasing challenge of retaining and attracting highly qualified personnel to assist us in combatting these security threats.
We continuously monitor and develop our information security and technology operations in an effort to prevent, detect, address and mitigate the risk of threats to our data, systems and networks, including malware and computer virus attacks, ransomware, unauthorized access, business e-mail compromise, misuse, denial-of-service attacks, system failures and disruptions, both independently and through contracts with third parties. There is no assurance that our security measures, including information security and technology policies and standards, administrative, technical and physical controls and other actions designed as preventative, will provide fully effective protection from such events. AIG maintains insurance to cover operational risks, such as cyber risk and technology outages, but this insurance may not cover all costs associated with the consequences of information systems or personal, confidential or proprietary information being compromised. In the case of a successful ransomware attack in which our data and information systems are compromised and applicable restore control processes to restore access are not effective, our information could be held hostage until a ransom, which may be significant, is paid. In some cases, such a compromise may not be immediately detected which may make it difficult to restore critical services, mitigate damage to assets and maintain the integrity and security of data including our policyholder, employee, agent, and other confidential information processed through our systems and networks.
Additionally, since we rely heavily on information technology and systems and on the integrity and timeliness of data to run our businesses and service our customers, any such security event and resulting compromise of systems or data may impede or interrupt our business operations and our ability to service our customers, and otherwise may materially and adversely affect our business, results of operations, financial condition and liquidity.
We are continuously evaluating and enhancing our information security and technology systems and processes, including third-party systems and services on which we rely. These continued enhancements and changes, as well as changes designed to update and enhance our protective measures to address new threats, may not decrease the risk of a system or process failure or may create a gap in the associated security measures during the change period. Any such system or process failure or security measures gap could materially and adversely affect our business, results of operations, financial condition and liquidity.
We routinely transmit, receive and store personal, confidential and proprietary information by email and other electronic means. Although we attempt to keep such information confidential and secure, we may be unable to do so in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have or use appropriate controls to protect personal, confidential or proprietary information. Failure to secure or appropriately handle personal, confidential or proprietary information could cause a loss of data or compromised data integrity, give rise to remediation or other expenses, expose us to liability under U.S. and international laws and regulations, and subject us to litigation, investigations, sanctions, and regulatory and law enforcement action, and result in reputational harm and loss of business, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Furthermore, certain of our businesses are subject to compliance with laws and regulations enacted by U.S. federal and state governments, the EU or other jurisdictions or enacted by various regulatory organizations or exchanges relating to the privacy and security of the information of clients, employees or others. The variety of applicable privacy and information security laws and regulations exposes us to heightened regulatory scrutiny, requires us to incur significant technical, legal and other expenses in an effort to ensure and maintain compliance and will continue to impact our business in the future by increasing legal, operational and compliance costs. While we have taken steps to comply with privacy and information security laws, we cannot guarantee that our efforts will meet the evolving standards imposed by data protection authorities. If we are found not to be in compliance with these privacy and security laws and regulations, we may be subject to additional potential private consumer, business partner or securities litigation, regulatory inquiries, and governmental investigations and proceedings, and we may incur damage to our reputation. Any such developments may subject us to material fines and other monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight, any of which could have a material adverse effect on our business, results of operations, financial condition and liquidity. Additionally, we expect that developments in privacy and cybersecurity worldwide will increase the financial and reputational implications following a significant breach of our or our third-party suppliers’ information technology systems. For additional information on data protection and cybersecurity regulations, see Item 1. Business – Regulation – Privacy, Data Protection and Cybersecurity, and Part II, Item 7. MD&A – Enterprise Risk Management – Operational Risk Management – Cybersecurity Risk.

30	AIG | 2022 Form 10-K

ITEM 1A | Risk Factors
Third parties we rely upon to provide certain business and administrative services on our behalf may not perform as anticipated, which could have an adverse effect on our business and results of operations. We rely on the use of third-party providers to deliver contracted services in a broad range of areas, including administration of servicing of certain policies and contracts and investment assets, investment accounting, information technology and operational functions, finance and actuarial services, claims administration, human resources and information technology services related to infrastructure, application development and maintenance. In addition, we have engaged with BlackRock for use of its investment management and risk analytics technology, Aladdin. The implementation of Aladdin is comprised of multiple workstreams that are complex and require significant time and resource prioritization. While we have achieved key milestones in the implementation of the technology, there could be delays due to lack of sufficient resources to execute on a timely basis, inefficiencies stemming from changes that may be required to the program or sequencing, failure to meet operational and financial targets due to additional priorities or other factors. These risks may impair our ability to achieve anticipated improvements in our businesses or may otherwise harm our operations which could materially and adversely affect our businesses, financial condition and operations.
Further, we have engaged Blackstone and BlackRock to serve as our investment managers for certain asset classes. For information regarding our reliance on Blackstone and BlackRock as a third-party asset managers, see Investment Portfolio and Concentration of Investments – “We rely on investment management and advisory arrangements with third-party investment managers for the majority of our investment portfolio. The historical performance of Blackstone, BlackRock or any other asset manager we engage should not be considered as indicative of the future results of our investment portfolio, our future results or any returns expected on AIG Common Stock” above.
Some of the third-party providers we use are located outside the U.S., which exposes us to business disruptions and political risks inherent to conducting business outside of the U.S. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us, such third parties or regulators. If such third-party providers experience disruptions, fail to meet applicable licensure requirements, do not perform as anticipated or in compliance with applicable laws and regulations, terminate or fail to renew our relationships, or such third-party providers in turn rely on services from another third-party provider, who experiences such disruptions, licensure failures, nonperformance or noncompliance, termination or non-renewal of its contractual relationships, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, contractual, legal, regulatory or policyholder obligations), a loss of business, increased costs or reputational harm, compromises to our data integrity, or suffer other negative consequences, all of which may have a material adverse effect on our business, consolidated results of operations, liquidity and financial condition. Third parties performing regulated activities on our behalf, such as sales and servicing of insurance products, pose a heightened risk as we may be held accountable for third-party conduct that is not in compliance with applicable law.
For information regarding cyber risk arising from third-party providers, see Business and Operations – “We are exposed to certain risks if we are unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data, which could compromise our ability to conduct business and adversely affect our consolidated business, results of operations, financial condition and liquidity” above.
We may experience difficulty in marketing and distributing products through our current and future distribution channels and the use of third parties may result in additional liabilities. Although we distribute our products through a wide variety of distribution channels, we maintain relationships with a number of key distributors, which results in certain distributor concentration. Distributors have in the past, and may in the future, elect to renegotiate the terms of existing relationships, such that those terms may not remain attractive or acceptable to us, limit the products they sell, including the types of products offered by us, or otherwise reduce or terminate their distribution relationships with us, with or without cause. This could be due to various reasons, such as industry consolidation of distributors or other industry changes that increase the competition for access to distributors, developments in laws or regulations that affect our business or industry, including the marketing and sale of our products and services, adverse developments in our business, the distribution of products with features that do not meet minimum thresholds set by the distributor, strategic decisions that impact our business, adverse rating agency actions or concerns about market-related risks.
Alternatively, renegotiated terms may not be attractive or acceptable to distributors, or we may terminate one or more distribution agreements due to, for example, a loss of confidence in, or a change in control of, one of the third-party distributors. An interruption or reduction in certain key relationships could materially affect our ability to market our products and could materially and adversely affect our business, results of operations, financial condition and liquidity.
Key distribution partners could merge, consolidate, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank, wirehouse and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market certain of our products through these channels.

AIG | 2022 Form 10-K	31

ITEM 1A | Risk Factors
Also, if we are unsuccessful in attracting, retaining and training key distribution partners, or are unable to maintain our distribution relationships, our sales could decline, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, substantially all of our distributors are permitted to sell our competitors’ products. If our competitors offer products that are more attractive than ours or pay higher commission rates to the distribution partners than we do or for other reasons outside of our control, these distribution partners could concentrate their efforts in selling our competitors’ products instead of ours.
In addition, we can, in certain circumstances, be held responsible for the actions of our third-party distributors, including broker-dealers, registered representatives, insurance agents and agencies, marketing organizations, and their respective employees, agents and representatives, in connection with the marketing and sale of our products by such parties, including the security of their operations and their handling of confidential information and personal data, in a manner that is deemed not compliant with applicable laws and regulations. This is particularly acute with respect to unaffiliated distributors where we may not be able to directly monitor or control the manner in which our products are sold through third-party firms despite our training and compliance programs. Further, misconduct by employees, agents and representatives of our broker-dealer subsidiaries in the sale of our products could also result in violations of laws by us or our subsidiaries, regulatory sanctions and serious reputational or financial harm to us. The precautions we take to prevent and detect the foregoing activities may not be effective. If our products are distributed to customers for whom they are unsuitable or distributed in a manner alleged to be inappropriate, or third-party distributors experience a security or data breach due to deficient operational controls, we could suffer reputational and/or other financial harm to our business.
For information regarding suitability standards, see Item 1. Business – Regulation – Regulatory Regimes – United States.
Failure to effectively execute on AIG 200 could have a material effect on our operations or financial condition. In 2019, we announced AIG 200, our global, multi-year and enterprise-wide program involving transformational change across the Company. AIG 200 is comprised of ten operational programs mapped against four core objectives that are complex and require significant investment and resource prioritization. While we have already reached our exit run-rate savings goal associated with the program, we still may not fully achieve some or all of the expected benefits from these operational programs. In addition, there could be delays in execution across the programs, particularly with respect to implementation of technology platforms, lack of sufficient resources to execute on a timely basis, inefficiencies stemming from changes that may be required to programs or sequencing, failure to meet operational and financial targets due to additional priorities or other factors, and the inability to secure regulatory approvals, if and when needed. These risks may impair our ability to achieve anticipated improvements in our businesses or may otherwise harm our operations which could materially and adversely affect our businesses, financial condition and cash flow.
Business or asset acquisitions and dispositions may expose us to certain risks. The completion of any business or asset acquisition or disposition is subject to certain risks, including those relating to the receipt of required regulatory approvals, the terms and conditions of regulatory approvals including any financial accommodations required by regulators, our ability to satisfy such terms, conditions and accommodations, the occurrence of any event, change or other circumstances that could give rise to the termination of a transaction and the risk that parties may not be willing or able to satisfy the conditions to a transaction. As a result, there can be no assurance that any business or asset acquisition or disposition will be completed as contemplated, or at all, or regarding the expected timing of the completion of the acquisition or disposition. For example, there can be no certainty as to the sale of our remaining stake in Corebridge nor the timing, pricing or terms thereof.
Once we complete acquisitions or dispositions, there can be no assurance that we will realize the anticipated economic, strategic or other benefits of any transaction. For example, the integration of businesses we acquire may not be as successful as we anticipate or there may be undisclosed risks present in such businesses. Acquisitions involve a number of risks, including operational, strategic, financial, accounting, legal, compliance and tax risks. Difficulties integrating an acquired business may result in the acquired business performing differently than we expected (including through the loss of customers) or in our failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by acquisitions. Risks resulting from future acquisitions may have a material adverse effect on our results of operations and financial condition. In connection with a business or asset disposition, we may also hold a concentrated position in securities of the acquirer as part of the consideration, which subjects us to risks related to the price of equity securities and our ability to monetize such securities. We have also provided and may provide financial guarantees and indemnities in connection with the businesses we have sold or may sell, as described in greater detail in Note 15 to the Consolidated Financial Statements. While we do not currently believe that claims under these indemnities will be material, it is possible that significant indemnity claims could be made against us. If such a claim or claims were successful, it could have a material adverse effect on our results of operations, cash flows and liquidity.
For additional information regarding the risks associated with AIG’s separation of its Life and Retirement business, see Business and Operations – “No assurances can be given that the separation of our Life and Retirement business will be completed or as to the specific terms or timing thereof. In addition, we may not achieve the expected benefits of the separation and will have continuing equity market exposure to Corebridge until we fully divest our stake” above.

32	AIG | 2022 Form 10-K

ITEM 1A | Risk Factors
Significant legal or regulatory proceedings may adversely affect our business, results of operations or financial condition. In the normal course of business, we face significant risk from regulatory and governmental investigations and civil actions, litigation and other forms of dispute resolution in various domestic and foreign jurisdictions. In our insurance and reinsurance operations, we frequently engage in litigation and arbitration concerning the scope of coverage under insurance and reinsurance contracts, and face litigation and arbitration in which our subsidiaries defend or indemnify their insureds under insurance and reinsurance contracts.
Additionally, from time to time, various regulatory and governmental agencies review the transactions and practices of AIG and our subsidiaries in connection with industry-wide and other inquiries into, among other matters, the business practices of current and former operating insurance subsidiaries. Such investigations, inquiries or examinations have and could develop into administrative, civil or criminal proceedings or enforcement actions, in which remedies could include fines, penalties, restitution or alterations in our business practices, and could result in additional expenses, limitations on certain business activities and reputational damage.
AIG, our subsidiaries and their respective officers and directors are also subject to, or may become subject to, a variety of additional types of legal disputes brought by holders of AIG securities, customers, employees and others, alleging, among other things, breach of contractual or fiduciary duties, bad faith, indemnification and violations of federal and state statutes and regulations. Certain of these matters may also involve potentially significant risk of loss due to the possibility of significant jury awards and settlements, punitive damages or other penalties. Many of these matters are also highly complex and seek recovery on behalf of a class or similarly large number of plaintiffs. It is therefore inherently difficult to predict the size or scope of potential future losses arising from them, and developments in these matters could have a material adverse effect on our consolidated financial condition or consolidated results of operations
For information regarding certain legal proceedings, see Notes 15 and 21 to the Consolidated Financial Statements.
Increasing scrutiny and evolving expectations from investors, customers, regulators, policymakers and other stakeholders regarding environmental, social and governance matters may adversely affect our reputation or otherwise adversely impact our business and results of operations. There is increasing scrutiny and evolving expectations from investors, customers, regulators, policymakers and other stakeholders on ESG practices and disclosures, including those related to environmental stewardship, climate change, diversity, equity and inclusion, racial justice and workplace conduct. These standards and expectations may also, as a whole, reflect contrasting or conflicting values or agendas. Regulators have imposed and likely will continue to impose ESG- related rules and guidance, which may conflict with one another and impose additional costs on us or expose us to new or additional risks. Moreover, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to different ESG matters, and unfavorable ratings of our company or our industries may lead to negative investor sentiment and the diversion of investment to other companies or industries. In 2022, we committed to reaching net zero greenhouse gas emissions across our underwriting and investments portfolios by 2050, or sooner. If we are unable to meet targets, standards, or expectations, whether established by us or third parties, it could result in adverse publicity, reputational harm, or loss of customer and/or investor confidence, which could adversely affect our business and results of operations.
For information on the effects of climate change on our business, see Reserves and Exposures – “Climate change may adversely affect our business and financial condition” above.
COVID-19 has adversely affected and may continue to adversely affect our global business, results of operations, financial condition and liquidity, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted.
While the impacts from the COVID-19 pandemic are still evolving, it has caused significant societal disruption and has had adverse economic impacts on our business, such as volatility in the capital markets, disruptions in the labor market, supply chain disruption, mortality increases as compared to pricing expectations and most recently, an inflationary environment. We cannot estimate the full extent to which the pandemic may continue to cause or exacerbate certain risks to our global business, including those discussed herein.
Within our investment portfolio, there is exposure to certain segments of the economy, including real estate and real estate-related investments, which exposes us to negative impacts from the deferral of mortgage payments, renegotiated commercial mortgage loans or outright mortgage defaults and potential acceleration of macro trends such as work from home and online shopping, which may negatively impact certain industries, such as brick-and-mortar retail. Moreover, market volatility due to COVID-19 has created and may continue to create dislocations, decreases or variations in observable market activity or availability of information used in the valuation of our assets and liabilities, which could negatively impair the estimates and assumptions used to run our businesses or result in greater variability and subjectivity in our investment decisions.

AIG | 2022 Form 10-K	33

ITEM 1A | Risk Factors
Our insurance businesses have and may continue to experience increased claim volume. Beginning in March 2020 and continuing through 2022, we experienced an increase in mortality claims as compared to our historical pricing assumptions, which may continue until the COVID-19 pandemic subsides in its entirety, and decreased demand for certain of our insurance product lines. In addition, COVID-19 adversely affected our premiums and deposits in some of our insurance lines, including our Life and Retirement products. Further, our policies with premium adjustment features tied to exposure levels, as is the case in certain specialty and casualty lines, may be triggered, resulting in premium reductions. We may also incur higher expenses in our insurance businesses and higher legal costs as a result of coverage disputes, including class actions and other proceedings that have been or may in the future be filed against us, our insureds, or others, seeking coverage for COVID 19-related losses or alleging bad-faith denials of coverage for such losses.
Due to the scope, severity and extended duration of the pandemic, reinsurance has been and may be more difficult or costly to obtain in general or for certain types of coverage going forward. In addition, reinsurance terms and conditions may change whereby the coverage provided may not be the same or similar to the reinsurance terms and conditions currently available in the reinsurance market.
Certain pre-existing operational risks have been and may continue to be exacerbated, notably with respect to potential phishing or other cybersecurity-related events and our increased reliance on technology, including technology of our employees and service providers. Other pre-existing operational risks, such as privacy incidents, fraud, operational resilience and risks related to the operations and resiliency of our vendors, third-party providers and other counterparties, may also be exacerbated. In addition, remote or hybrid work may negatively impact our culture and employees’ morale, which could result in greater turnover, lower productivity and greater operational risks.
Due to the evolving and disruptive nature of the COVID-19 pandemic, we could experience other potential impacts, including, but not limited to, potential impairment charges to the carrying amounts of goodwill, deferred tax assets, increased reserves to levels that are difficult to accurately estimate and increased morbidity and mortality expectations from longer term consequences of COVID-19 infections. Further, new and potentially unforeseen risks beyond those described above and in other risk factors herein may arise as a result of the pandemic and the actions taken by governmental and regulatory authorities to mitigate its impact.
We may not be able to protect our intellectual property and may be subject to infringement claims. Effective intellectual property rights protection, including in the form of contractual rights, copyright, trademark, patent and trade secret laws, may be unavailable, limited, or subject to change in some countries where we do or plan to do business. Third parties may infringe or misappropriate our intellectual property. We have, and may in the future, litigate to protect our intellectual property. Any such litigation may be costly and may not be successful. Additionally, third parties may have patents or other protections that could be infringed by our products, methods, processes or services or which could limit our ability to offer certain product features. Consequently, we may also be subject to costly litigation in the event that another party alleges that we infringe upon their intellectual property rights. Any such intellectual property litigation could prove to be both costly and unsuccessful result in significant expense, damages, and in some circumstances we could be enjoined from providing certain products or services to our customers. Alternatively, we could be required to enter into costly licensing arrangements with third parties to resolve infringement or contractual disputes. The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete.
EMPLOYEES AND COMPETITION
Employee error and misconduct may be difficult to detect and prevent and may result in reputational damage and significant losses. There have been a number of cases involving fraud or other misconduct by employees in recent years and we are exposed to the risk that employee fraud or misconduct could occur. Our informational technology, human resources and compliance departments work collaboratively to monitor for fraud and conduct extensive training for employees. However, employee fraud or misconduct may still occur. Instances of fraud, illegal acts, errors, failure to document transactions properly or to obtain proper internal authorization, misuse of customer or proprietary/confidential information, or failure to comply with regulatory requirements or our internal policies may result in losses and/or reputational damage.
Competition for employees in our industry is intense, and managing key employee succession is critical to our success. We may not be able to retain and attract key employees and other highly skilled employees we need to support our businesses. Our success depends, in large part, on our ability to retain and attract key and other highly skilled employees. Due to the intense competition in our industry for key employees, we may be unable to retain or hire such employees. In addition, we may experience higher than expected employee turnover and difficulty attracting new employees as a result of uncertainty from strategic actions and organizational and operational changes. Losing any of our key employees also could have a material adverse effect on our operations given their skills, knowledge of our business, years of industry experience and the potential difficulty of promptly finding qualified replacements. Our business and consolidated results of operations could be materially adversely affected if we are unsuccessful in retaining and attracting key employees.

34	AIG | 2022 Form 10-K

ITEM 1A | Risk Factors
In addition, we would be adversely affected if we fail to adequately plan for the succession of our Chief Executive Officer, other members of senior management and other key employees. While we have succession plans and long-term compensation plans designed to retain our employees, our succession plans may not operate effectively and our compensation plans cannot guarantee that the services of these employees will continue to be available to us.
We face intense competition in each of our business lines, and technological changes may present new and intensified challenges to our businesses. Our businesses operate in highly competitive environments, both domestically and overseas. Our principal competitors are other large multinational insurance organizations, as well as banks, investment banks and other nonbank financial institutions.
General Insurance and Life and Retirement compete through a combination of risk acceptance criteria, product pricing, and terms and conditions. Reductions of our credit ratings or IFS ratings or negative publicity may make it more difficult to compete to retain existing customers and to maintain our historical levels of business with existing customers, counterparties and distribution relationships. A decline in our position as to any one or more of these factors could adversely affect our profitability.
Technological advancements and innovation in the insurance industry, including those related to evolving customer preferences, the digitization of insurance products and services, acceleration of automated underwriting, and electronic processes present competitive risks. Technological advancements and innovation are occurring in distribution, underwriting, recordkeeping, advisory, claims and operations at a rapid pace, and that pace may increase, particularly as companies increasingly use data analytics and technology as part of their business strategy. Additional costs may also be incurred in order to implement changes to automate procedures critical to our distribution channels in order to increase flexibility of access to our services and products. While we seek opportunities to leverage technological advancements and innovation for our customers’ benefit, our business and results of operations could be materially and adversely affected if external technological advancements or innovation, or the regulation of technological advancements or innovation, limit our ability to retain existing business, write new business at adequate rates or on appropriate terms, render our insurance products less suitable or impact our ability to adapt or deploy current products as quickly and effectively as our competitors.
REGULATION
Our businesses are heavily regulated and changes in laws and regulations may affect our operations, increase our insurance subsidiary capital requirements or reduce our profitability. Our operations generally, and our insurance and reinsurance subsidiaries in particular, are subject to extensive and potentially conflicting laws and regulations in the jurisdictions in which we operate. Our business and financial condition are also subject to supervision and regulation by authorities in the various jurisdictions in which we do business. Federal, state and foreign regulators also periodically review and investigate our insurance and reinsurance businesses, including AIG-specific and industry-wide practices. The primary purpose of insurance regulation is the protection of our insurance and reinsurance contract holders. The extent of regulation on our insurance and reinsurance business varies across the jurisdictions in which we operate, but generally is governed by laws that delegate regulatory, supervisory and administrative authority to insurance departments and similar regulatory agencies. The laws and regulations that apply to our business and operations generally grant regulatory agencies and/or self-regulatory organizations broad rulemaking and enforcement powers, including the power to regulate the issuance, sale and distribution of our products, the manner in which we underwrite our policies, the delivery of our services, the nature or extent of disclosures that we give our customers, the compensation of our distribution partners, the manner in which we handle claims on our policies and the administration of our policies and contracts, as well as the power to limit or restrict our business for failure to comply with applicable laws and regulations. Our Life and Retirement companies and their distributors are also subject to laws and regulations governing the standard of care applicable to sales of our products, the provision of advice to our customers and the manner in which certain conflicts of interest arising from or related to such sales or giving of advice are to be addressed. In addition, federal and state securities laws and regulations apply to certain of our insurance products that are considered ‘securities’ under such laws, including our variable annuity contracts, variable life insurance policies and the separate accounts that issue them, as well as our broker-dealer, investment advisor and mutual fund operations.
We strive to comply with laws and regulations applicable to our businesses, operations and legal entities, including maintenance of all required licenses and approvals. The application of and compliance with such laws and regulations may be subject to interpretation, evolving industry practices and regulatory expectations that could result in increased compliance costs. The relevant authorities may not agree with our interpretation of these laws and regulations, including, for example, our implementation of new or revised requirements related to capital, accounting treatment or reserving such as those governing PBR, or with our policies and procedures adopted to address evolving industry practices or meet regulatory expectations. Such authorities’ interpretations and views may also change from time to time. It is also possible that the laws, regulations and interpretations across various jurisdictions in which we do business may conflict with one another and affect how we do business in the United States and globally. If we are found not to have complied with applicable legal or regulatory requirements, these authorities could preclude or temporarily suspend us from carrying on some or all of our activities, impose substantial administrative penalties such as fines or require corrective actions, which individually or in the aggregate could interrupt our operations and materially and adversely affect our reputation, business, results of operations and financial condition. Additionally, when such authorities’ interpretation of new or revised requirements related to capital, accounting

AIG | 2022 Form 10-K	35

ITEM 1A | Risk Factors
treatment and/or valuation manual or reserving (such as PBR) materially differs from ours, we have incurred or may incur higher operating costs, or sales of products subject to such requirements or treatment may be affected.
Regulators in jurisdictions in which we do business have adopted RBC, solvency and liquidity standards applicable to insurers and reinsurers operating in their jurisdiction. Failure to comply with such capital (including, in the U.S., RBC), solvency, liquidity and similar requirements, or as otherwise may be agreed by us or one of our insurance company subsidiaries with an insurance regulator, would generally permit the insurance regulator to take certain regulatory actions that could materially impact the affected company’s operations. Those actions range from requiring an insurer to submit a plan describing how it would regain a specified RBC or solvency ratio to a mandatory regulatory takeover of the company. The NAIC recently adopted, and the IAIS is developing and testing, methodologies for assessing group-wide regulatory capital, which might evolve into more formal group-wide capital requirements on certain insurance companies and/or their holding companies that may augment state-law RBC standards, and similar international standards, that apply at the legal entity level, and such capital calculations may be made, in whole or in part, on bases other than the statutory statements of our insurance and reinsurance subsidiaries. Furthermore, efforts to address systemic risks within the financial services industry, including insurance services, may lead regulators to apply new or heightened standards and safeguards for activities or practices that we and other insurers or other nonbank financial services companies, including insurers, engage in. In addition to the regulation of specific activities, the Financial Stability Oversight Council continues to have authority under Dodd-Frank to determine that certain nonbank financial companies be designated as nonbank SIFIs subject to supervision by the Board of Governors of the Federal Reserve System and enhanced prudential standards. We cannot predict the effect that any such initiatives or heightened standards may have on our business, results of operations, liquidity and financial condition.
We also cannot predict the impact that laws and regulations adopted in foreign jurisdictions may have on the financial markets generally or our businesses, results of operations or cash flows. It is possible such laws and regulations, and our satisfaction of the relevant criteria and standard-setting initiatives by the FSB and the IAIS, including, but not limited to, the IAIS’ Common Framework for the Supervision of IAIGs, a holistic framework for the assessment and mitigation of systemic risk and the development and refinement of a risk-based global ICS, Solvency II and European Data Protection Board Cross Border Data Transfer in the EU, may significantly alter our business practices. For example, regulators have imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate change-related risks. They may also limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome requirements and additional costs. It is also possible that the laws and regulations adopted in foreign jurisdictions will differ from one another, and that they could be inconsistent with the laws and regulations of other jurisdictions in which we operate, including the United States.
For additional information on our regulatory environment, see Item 1. Business – Regulation.
For information regarding the effects of regulations related to climate change on our business, see Reserves and Exposures – “Climate change may adversely affect our business and financial condition” above.
For information regarding the regulatory response to the COVID-19 pandemic, see Business and Operations – “COVID-19 has affected and may continue to adversely affect our global business, results of operations, financial condition and liquidity, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted” above.
New laws and regulations or new interpretations of current laws and regulations, both domestically and internationally, may affect our businesses, results of operations, financial condition and ability to compete effectively. Legislators, regulators and self-regulatory organizations have in the past, and may in the future, periodically consider various proposals that may affect or restrict, among other things, our business practices, product designs and distribution relationships, how we market, sell or service certain products we offer, our capital, reserving and accounting requirements, or the profitability of certain of our businesses.
Further, new laws and regulations may affect or significantly limit our ability to conduct certain businesses at all, including proposals relating to restrictions on the type of activities in which financial institutions are permitted to engage. These proposals or changes in legislation or regulation could also impose additional taxes on a limited subset of financial institutions and insurance companies (either based on size, activities, geography or other criteria), limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome requirements and additional costs. It is uncertain whether and how these and other such proposals or changes in legislation or regulation would apply to us, those who sell or service our products, or our competitors or how they could impact our ability to compete effectively, as well as our business, consolidated results of operations, liquidity and financial condition.
An “ownership change” could limit our ability to utilize tax loss and credit carryforwards to offset future taxable income. As of December 31, 2022, on a U.S. GAAP basis, AIG Parent had U.S. federal net operating loss carryforwards of approximately $24.8 billion and $22 million in foreign tax credits. Our ability to use these tax attributes to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code. In general, an ownership change will occur when the percentage of AIG Parent's ownership (measured by value) by one or more “5-percent shareholders” (as defined in the Internal Revenue Code) has increased by more than 50 percentage points over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally will be subject to an annual limitation on its utilization of pre-ownership change tax loss

36	AIG | 2022 Form 10-K

ITEM 1A | Risk Factors
and credit carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (AFR) (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation on our ability to utilize tax loss and credit carryforwards arising from an ownership change under Section 382 of the Internal Revenue Code would be dependent on the value of our equity and the AFR at the time of any ownership change. If we were to experience an “ownership change,” it is possible that a significant portion of our tax loss and credit carryforwards could expire before we would be able to use them to offset future taxable income.
AIG’s previous Tax Asset Protection Plan (the TAP Plan), which was designed to reduce the likelihood of an “ownership change,” was not extended and thus expired in accordance with its terms on December 11, 2022. The protective amendment (the Protective Amendment) to the Amended and Restated Certificate of Incorporation, which is designed to prevent certain transfers of AIG Common Stock that could result in an “ownership change,” will expire in accordance with its terms on May 13, 2023. If AIG were to experience an “ownership change,” it will no longer have the benefit of the TAP Plan or the Protective Amendment after their respective expiration dates, which would limit its ability to utilize its then remaining tax attributes to offset future tax liability.
New and proposed changes to tax laws could increase our corporate taxes or make some of our products less attractive to consumers. The recently enacted Inflation Reduction Act (the IRA), which establishes a new 15 percent corporate alternative minimum tax (CAMT) on adjusted book income (of corporations that have an average adjusted book income in excess of $1 billion over a three tax year period) for tax years beginning after December 31, 2022 may impact AIG’s after-tax earnings or cash flow. AIG may be required to pay tax equal to 15% of AIG’s pre-tax financial statement income, as adjusted by the IRA, despite AIG’s U.S. federal net operating loss carryforwards and foreign tax credits.
The IRA also includes a nondeductible 1% excise tax on the repurchase of corporate stock for transactions occurring in taxable years after December 31, 2022. The 1% excise tax on share repurchases would increase AIG’s cost of share repurchases.
The current U.S. administration and Congressional leadership have proposed additional changes to the U.S. corporate and international tax systems, as well as increasing the taxation of U.S. individuals, including capital gains taxation. An increase in the statutory U.S. federal corporate income tax rate will negatively impact AIG’s future after-tax earnings. The administration and Congressional leadership have also proposed changes to complex provisions in the U.S. international tax system, including the base erosion and anti-abuse tax (BEAT) and global intangible low-taxed income (GILTI). These changes could impact AIG’s after-tax earnings or cash flow. Furthermore, there is the possibility of further regulatory guidance on certain aspects of the BEAT and GILTI, which could impact the amounts recorded with respect to these international provisions, possibly materially. In addition to changing the taxation of corporations in general, there are proposals for increases in tax rates for individuals, capital gains, and changes to the estate tax. These changes could impact demand in the U.S. for life insurance and annuity contracts.
New tax laws outside the U.S., in particular those enacted in response to proposals by the Organisation for Economic Cooperation and Development, could make substantive changes to the global international tax regime. Such changes could increase our global tax costs. AIG continues to monitor and assess the impact of such proposals.
Finally, it is possible that tax laws will be further changed either in a technical corrections bill or entirely new legislation. It remains difficult to predict whether or when there will be any tax law changes or further guidance by the authorities in the U.S. or elsewhere in the world. New or proposed changes to tax laws may have a material adverse effect on our business, consolidated results of operations, liquidity and financial condition, as the impact of proposals on our business can vary substantially depending upon the specific changes or further guidance made and how the changes or guidance are implemented by the authorities.
For additional information, see Part II, Item 7. MD&A – Consolidated Results of Operations – U.S. Tax Law Changes.
ESTIMATES AND ASSUMPTIONS
Estimates or assumptions used in the preparation of financial statements and modeled results used in various areas of our business may differ materially from actual experience. Our financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP), which requires the application of accounting policies that often involve a significant degree of judgment. The accounting policies that we consider most dependent on the application of estimates and assumptions, and therefore may be viewed as critical accounting estimates, are described in Item 7. MD&A – Critical Accounting Estimates. These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation. These estimates are based on judgment, current facts and circumstances, and, when applicable, internally developed models. Therefore, actual results may differ from these estimates, possibly in the near term, and could have a material effect on our financial statements.
In addition, we employ models to price products, calculate reserves and future policy benefits and value assets and execute hedging strategies, as well as to assess risk and determine statutory capital requirements, among other uses. These models are complex and rely on estimates and projections that are inherently uncertain, may use incomplete, outdated or incorrect data or assumptions and may not operate as intended. To the extent that any of our operating practices and procedures do not accurately produce, or reproduce, data that we use to conduct any or all aspects of our business, such differences may negatively impact our business,

AIG | 2022 Form 10-K	37

ITEM 1A | Risk Factors
reputation, results of operations, and financial condition. For example, modeling for man-made catastrophes, such as terrorism and cyber events, is especially difficult and less reliable given such models are in the early stages of development and therefore, not widely adopted or available. For our Life and Retirement companies, significant changes in policyholder behavior assumptions such as lapses, surrenders and withdrawal rates as well as the amount of withdrawals, fund performance, equity market returns and volatility, interest rate levels, the health habits of the insured population, technologies and treatments for disease or disability, the economic environment, or other factors could negatively impact our assumptions and estimates. To the extent that any of our modeling practices do not accurately produce, or reproduce, data that we use to conduct any or all aspects of our business, such errors may negatively impact our business, reputation, results of operations and financial condition.
Changes in accounting principles and financial reporting requirements will impact our consolidated results of operations and financial condition. Our financial statements are prepared in accordance with U.S. GAAP, which are periodically revised. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (FASB).
The FASB has revised the accounting standards for certain long-duration insurance contracts. The FASB issued Accounting Standards Update No. 2018-12 – Targeted Improvements to the Accounting for Long-Duration Contracts, which became effective as of January 1, 2023 and significantly changes the accounting measurements and disclosures for long-duration insurance contracts, which primarily relates to our life and annuity products as well as certain accident and health products, among others. The implementation of these changes has imposed and will continue to impose special demands on us in the areas of governance, employee training, internal controls and disclosure and affect how we manage our business, all of which will impact our consolidated results of operations, liquidity and financial condition. In addition, implementation of the changes could impact our products, in-force management and asset liability management strategies and have other implications on operations and technology.
The adoption of this newly issued standard will, and other future accounting standards may, impact our reported consolidated results of operations, liquidity and reported financial condition and may cause investors to perceive greater volatility in our financial results, negatively impacting our level of investor interest and investment.
For information regarding the impact of accounting pronouncements that have been issued but are not yet required to be implemented, see Note 2 to the Consolidated Financial Statements.
If our businesses do not perform well and/or their estimated fair values decline, we may be required to recognize an impairment of our goodwill or establish an additional valuation allowance against the deferred income tax assets, which could have a material adverse effect on our results of operations and financial condition. Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment and conduct interim qualitative assessments on a periodic basis. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. In 2022, for substantially all of the reporting units we elected to bypass the qualitative assessment of whether goodwill impairment may exist and, therefore, performed quantitative assessments that supported a conclusion that the fair value of all of the reporting units tested exceeded their book value. Our goodwill balance was $3.9 billion at December 31, 2022. If it is determined that goodwill has been impaired, we must write down goodwill by the amount of the impairment, with a corresponding charge to net income (loss). These write-downs could have a material adverse effect on our consolidated results of operations, liquidity and financial condition. For additional information on goodwill impairment, see Part II, Item 7. MD&A – Critical Accounting Estimates – Goodwill Impairment and Note 11 to the Consolidated Financial Statements.
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. As of December 31, 2022, we had net deferred tax assets, after valuation allowance, of $14.8 billion, related to federal, foreign, and state and local jurisdictions. If, based on available evidence, it is more likely than not that the deferred tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income, which such action we have taken from time to time. Such charges could have a material adverse effect on our consolidated results of operations, liquidity and financial condition. For additional information on deferred tax assets, see Part II, Item 7. MD&A – Critical Accounting Estimates – Income Taxes and Note 21 to the Consolidated Financial Statements.

38	AIG | 2022 Form 10-K

ITEM 1B | Unresolved Staff Comments

ITEM 1B | Unresolved Staff Comments
There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to periodic or current reports under the Exchange Act.

ITEM 2 | Properties
We lease our corporate headquarters located at 1271 Avenue of the Americas, New York, New York. We operate from approximately 130 offices in the United States and approximately 250 offices in approximately 40 foreign countries. We own 12 office buildings in the United States.
Our General Insurance companies own offices in 10 foreign countries including Bermuda, Ecuador, Japan, Mexico, the UK and Venezuela. The remainder of the office space we use is leased. We believe that our leases and properties are sufficient for our current purposes.
LOCATIONS OF CERTAIN ASSETS
As of December 31, 2022, approximately 8 percent of our consolidated assets were located outside the U.S. and Canada.
For additional information on geographic locations, see Note 3 to the Consolidated Financial Statements.

ITEM 3 | Legal Proceedings
For a discussion of legal proceedings, see Note 15 to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4 | Mine Safety Disclosures
Not applicable.

AIG | 2022 Form 10-K	39

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Part II
ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
AIG’s common stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG). There were approximately 19,509 stockholders of record of AIG Common Stock as of February 10, 2023.

Equity Compensation Plans
Our table of equity compensation plans will be included in the definitive proxy statement for AIG’s 2023 Annual Meeting of Shareholders. The definitive proxy statement will be filed with the SEC no later than 120 days after the end of AIG’s fiscal year pursuant to Regulation 14A.

Purchases of Equity Securities
The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended December 31, 2022:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1-31	4,698,357	$51.97	4,698,357	$4,329
November 1-30	3,793,917	60.21	3,793,917	4,101
December 1-31	4,896,176	62.59	4,896,176	3,794
Total	13,388,450	$58.19	13,388,450	$3,794
On May 3, 2022, the Board of Directors authorized the repurchase of $6.5 billion of AIG Common Stock (inclusive of the approximately $1.5 billion of expected remaining authorization upon expiration of the then-current 10b5-1 Plan as of May 20, 2022). As of December 31, 2022, approximately $3.8 billion remained under the authorization.
For additional information on our share purchases, see Note 16 to the Consolidated Financial Statements.

40	AIG | 2022 Form 10-K

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Performance Graph
The following Performance Graph compares the cumulative total shareholder return on AIG Common Stock for a five-year period (December 31, 2017 to December 31, 2022) with the cumulative total return of the S&P’s 500 stock index (which includes AIG), the S&P Property and Casualty Insurance Index and the S&P Life and Health Insurance Index.
Value of $100 Invested on December 31, 2017
(All $ as of December 31st)

$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
AMERICAN INTERNATIONAL GROUP
S&P 500 INDEX
S&P 500 Property & Casualty Insurance Index
S&P 500 Life & Health Insurance Index

Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization.

	As of December 31,
	2017	2018	2019	2020	2021	2022
AIG	$100.00	$67.91	$90.72	$69.62	$107.16	$121.89
S&P 500	100.00	95.62	125.72	148.85	191.58	156.88
S&P 500 Property & Casualty Insurance Index	100.00	95.31	119.97	128.31	153.05	181.93
S&P 500 Life & Health Insurance	100.00	79.23	97.60	88.35	120.76	133.25

ITEM 6 | [Reserved]

AIG | 2022 Form 10-K	41

ITEM 7 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information and Factors That May Affect Future Results
This Annual Report on Form 10-K and other publicly available documents may include, and members of AIG management may from time to time make and discuss, statements which, to the extent they are not statements of historical or present fact, may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward‑looking statements are intended to provide management’s current expectations or plans for AIG’s future operating and financial performance, based on assumptions currently believed to be valid and accurate. Forward-looking statements are often preceded by, followed by or include words such as “will,” “believe,” “anticipate,” “expect,” “expectations,” “intend,” “plan,” “strategy,” “prospects,” “project,” “anticipate,” “should,” “guidance,” “outlook,” “confident,” “focused on achieving,” “view,” “target,” “goal,” “estimate,” and other words of similar meaning in connection with a discussion of future operating or financial performance. These statements may include, among other things, projections, goals and assumptions that relate to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expense reduction efforts, the outcome of contingencies such as legal proceedings, anticipated organizational, business or regulatory changes, such as the separation of the Life and Retirement business from AIG, the effect of catastrophic events, both natural and man-made, and macroeconomic and/or geopolitical events, anticipated dispositions, monetization and/or acquisitions of businesses or assets, the successful integration of acquired businesses, management succession and retention plans, exposure to risk, trends in operations and financial results, and other statements that are not historical facts.

42	AIG | 2022 Form 10-K

All forward-looking statements involve risks, uncertainties and other factors that may cause AIG’s actual results and financial condition to differ, possibly materially, from the results and financial condition expressed or implied in the forward-looking statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in specific projections, goals, assumptions and forward-looking statements include, without limitation:
•the effects of economic conditions in the markets in which AIG and its businesses operate in the U.S. and globally and any changes therein, including financial market conditions, macroeconomic trends, fluctuations in interest rates and foreign currency exchange rates, inflationary pressures and an economic slowdown or recession, each of which may also be affected by geopolitical events or conflicts, including the conflict between Russia and Ukraine;
•the occurrence of catastrophic events, both natural and man-made, including geopolitical events and conflicts, civil unrest and the effects of climate change;
•availability of adequate reinsurance or access to reinsurance on acceptable terms;
•disruptions in the availability of AIG's or a third party’s information technology infrastructure, including hardware and software, resulting from cyberattacks, data security breaches, or infrastructure vulnerabilities;
•AIG's ability to realize expected strategic, financial, operational or other benefits from the separation of Corebridge Financial, Inc. (Corebridge) as well as AIG’s equity market exposure to Corebridge;
•concentrations of AIG’s insurance, reinsurance and other risk exposures;
•concentrations in AIG’s investment portfolios;
•AIG’s reliance on third-party investment managers;
•changes in the valuation of AIG’s investments;
•AIG’s reliance on third parties to provide certain business and administrative services;
•nonperformance or defaults by counterparties, including Fortitude Reinsurance Company Ltd. (Fortitude Re);
•changes in judgments concerning potential cost-saving opportunities;
•AIG's ability to effectively implement changes under AIG 200, including the ability to realize cost savings;
•AIG's ability to adequately assess risk and estimate related losses as well as the effectiveness of AIG’s enterprise risk management policies and procedures, including with respect to business continuity and disaster recovery plans;
•difficulty in marketing and distributing products through current and future distribution channels;
•the effectiveness of strategies to retain and recruit key personnel and to implement effective succession plans;
•actions by rating agencies with respect to AIG’s credit and financial strength ratings as well as those of its businesses and subsidiaries;
•changes to sources of or access to liquidity;
•changes in judgments concerning the recognition of deferred tax assets and the impairment of goodwill;
•changes in judgments or assumptions concerning insurance underwriting and insurance liabilities;
•changes in accounting principles and financial reporting requirements;
•AIG’s ability to successfully dispose of, monetize and/or acquire businesses or assets or successfully integrate acquired businesses;
•the effects of sanctions, including those related to the conflict between Russia and Ukraine and the failure to comply with those sanctions;
•the effects of changes in laws and regulations, including those relating to the regulation of insurance, in the U.S. and other countries in which AIG and its businesses operate;
•changes to tax laws in the U.S. and other countries in which AIG and its businesses operate;
•the outcome of significant legal, regulatory or governmental proceedings;
•the impact of COVID-19 and its variants or other pandemics and responses thereto;
•AIG’s ability to effectively execute on environmental, social and governance targets and standards; and
•such other factors discussed in:
–Part I, Item 1A. Risk Factors of this Annual Report; and
–this Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of this Annual Report.
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

AIG | 2022 Form 10-K	43

Throughout the MD&A, we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.
We have incorporated into this discussion a number of cross-references to additional information included throughout this Annual Report to assist readers seeking additional information related to a particular subject.

44	AIG | 2022 Form 10-K

ITEM 7 | Use of Non-GAAP Measures

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
•changes in uncertain tax positions and other tax items related to legacy matters having no relevance to our current businesses or operating performance; and
•net tax charge related to the enactment of the Tax Cuts and Jobs Act.
Adjusted revenues exclude Net realized gains (losses), income from non-operating litigation settlements (included in Other income for GAAP purposes), changes in fair value of securities used to hedge guaranteed living benefits (included in Net investment income for GAAP purposes) and income from elimination of the international reporting lag. Adjusted revenues is a GAAP measure for our segments.

AIG | 2022 Form 10-K	45

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
•net gain or loss on divestitures and other;
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
•non-recurring costs associated with the implementation of non-ordinary course legal or regulatory changes or changes to accounting principles; and
•income from elimination of the international reporting lag.
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
Results from discontinued operations are excluded from all of these measures.

46	AIG | 2022 Form 10-K

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

The accounting policies that we believe are most dependent on the application of estimates and assumptions, which are critical accounting estimates, are related to the determination of:

•loss reserves;
•future policy benefits for life and accident and health insurance contracts;
•guaranteed benefit features of variable annuity, fixed annuity and fixed index annuity products;
•valuation of embedded derivative liabilities for fixed index annuity and life products;
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
LOSS RESERVES
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
The estimate of loss reserves relies on several key judgments:
•the determination of the actuarial methods used as the basis for these estimates;
•the relative weights given to these models by product line;
•the underlying assumptions used in these models; and
•the determination of the appropriate groupings of similar product lines and, in some cases, the disaggregation of dissimilar losses within a product line.
Numerous assumptions are made in determining the best estimate of reserves for each line of business, in consideration of expected ultimate losses, loss cost trends and loss development factors, where appropriate. The importance of any one assumption can vary by both line of business and accident year. Because such assumptions may differ from actual experience, there is potential for significant variation in the development of loss reserves. This estimation uncertainty is particularly relevant for long-tail lines of business.
All of our methods to calculate net reserves include assumptions about estimated reinsurance recoveries and their collectability. Reinsurance collectability is evaluated independently of the reserving process and appropriate allowances for uncollectible reinsurance are established.
Overview of Loss Reserving Process and Methods
Our loss reserves can generally be categorized into two distinct groups: short-tail reserves and long-tail reserves. Short-tail reserves consist principally of U.S. Property and Special Risks, Europe Property and Special Risks, U.S. Personal Insurance, and Europe and Japan Personal Insurance. Long-tail reserves include U.S. Workers’ Compensation, U.S. Excess Casualty, U.S. Other Casualty, U.S. Financial Lines, and UK/Europe Casualty and Financial Lines.

AIG | 2022 Form 10-K	47

ITEM 7 | Critical Accounting Estimates

Short-Tail Reserves
In short-tail lines of business, such as property or personal insurance, where the nature of these claims tends to be higher frequency with short reporting periods, with volatility arising from occasional severe events, the actual losses reported make up a greater proportion of the ultimate loss estimate. During the first few development quarters of an accident year, the expected ultimate losses generally reflect the average loss costs from a period of preceding accident quarters that have been adjusted for changes in rate and loss cost trends, mix of business, known exposure to unreported losses, or other factors affecting the particular line of business. For more mature quarters, specific loss development methods and/or frequency/severity methods may be used to determine the incurred but not reported (IBNR). IBNR for claims arising from catastrophic events or events of unusual severity would be determined in close collaboration with the claims department’s knowledge of known information, using alternative techniques or expected percentages of ultimate loss emergence based on historical emergence of similar events or claim types.
Long-Tail Reserves
Estimation of loss reserves for our long-tail business is a complex process and depends on a number of factors, including the product line and volume of business, as well as estimates of reinsurance recoveries. Experience in more recent accident years generally provides limited statistical credibility of reported net losses on long-tail business. That is because in the more recent accident years, a relatively low proportion of estimated ultimate net incurred losses are reported or paid. Therefore, IBNR reserves constitute a relatively high proportion of loss reserves.
For our long-tail lines, we generally make actuarial and other assumptions with respect to the following:
•Loss cost trend factors, which are used to establish expected loss ratios for subsequent accident years based on the projected loss ratios for prior accident years.
•Expected loss ratios, which are used for the latest accident year and, in some cases, for accident years prior to the latest accident year. The expected loss ratio also generally reflects the average loss ratio from prior accident years, adjusted for the loss cost trend and the effect of rate changes and other quantifiable factors on the loss ratio.
•Loss development factors, which are used to project the reported losses for each accident year to an ultimate basis. Generally, the actual loss development factors observed from prior accident years would be used as a basis to determine the loss development factors for the subsequent accident years.
•Tail factors, which are development factors used for certain long-tail lines of business to project future loss development for periods that extend beyond the available development data. The development of losses to the ultimate loss for a given accident year for these lines may take decades and the projection of ultimate losses for an accident year is very sensitive to the tail factors selected beyond a certain age.
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
Details of the Loss Reserving Process
The process of determining the current loss ratio for each product line of business is based on a variety of factors. These include considerations such as: prior accident year and policy year loss ratios; rate changes; and changes in coverage, reinsurance, or mix of business. Other considerations include actual and anticipated changes in external factors such as trends in loss costs, inflation, employment rates or unemployment duration or in the legal and claims environment. The current loss ratio for each product line of business is intended to represent our best estimate after reflecting all relevant factors. At the close of each quarter, the assumptions and data underlying the loss ratios are reviewed to determine whether they remain appropriate. This process includes a review of the actual loss experience in the quarter, actual rate changes achieved, actual changes in reinsurance, quantifiable changes in coverage or mix of business, and changes in other factors that may affect the loss ratio. The loss ratio is changed to reflect the revised estimate if this review suggests that the previously determined loss ratio is no longer appropriate and, generally, shorter tailed lines of business are more likely to experience changes than longer tailed lines for immature accident years unless the information is directionally unfavorable.
We conduct a comprehensive loss reserve detailed valuation review at least annually for each product line of business in accordance with Actuarial Standards of Practice. These standards provide that the unpaid loss estimate may be presented in a variety of ways, such as a point estimate, a range of estimates, a point estimate based on the expected value of several reasonable estimates, or a probability distribution of the unpaid loss amount. Our actuarial best estimate for each product line of business represents an expected value generally considering a range of reasonably possible outcomes.

48	AIG | 2022 Form 10-K

ITEM 7 | Critical Accounting Estimates

The reserve analysis, globally, for each product line of business is performed by a credentialed actuarial team in collaboration with claims, underwriting, business unit management, risk management and senior management. Our actuaries consider the ongoing applicability of prior data groupings and update numerous assumptions, including the analysis and selection of loss development and loss trend factors. They also determine and select the appropriate actuarial or other methods used to develop our best estimate for each business product line, and may employ multiple methods and assumptions for each product line. These data groupings, accident year weights, method selections and assumptions necessarily change over time as business mix changes, development factors mature and become more credible and loss characteristics evolve. We consult with third-party specialists to help inform our judgments as needed. Through the execution of these detailed valuation reviews an actuarial best estimate of the loss reserve is determined. The sum of these estimates for each product line of business yields an overall actuarial best estimate for that line of business.
A critical component of our detailed valuation reviews is an internal peer review of our reserving analyses and conclusions, where actuaries independent of the initial review evaluate the reasonableness of assumptions used, methods selected, and weightings given to different methods. In addition, each detailed valuation review is subjected to a review and challenge process by specialists in our Enterprise Risk Management (ERM) group.
For certain product lines, we measure sensitivities and determine explicit ranges around the actuarial best estimate using multiple methodologies and varying assumptions. Where we have ranges, we use them to inform our selection of best estimates of loss reserves by product line of business. Our range of reasonable estimates is not intended to cover all possibilities or extreme values and is based on known data and facts at the time of estimation.
Actuarial and Other Methods for Our Lines of Business
Our actuaries determine the appropriate actuarial methods and segmentation. This determination is based on a variety of factors including the nature of the losses associated with the product line of business, such as the frequency or severity of the claims. In addition to determining the actuarial methods, the actuaries determine the appropriate loss reserve groupings of data. This determination is a judgmental, dynamic process and refinements to the groupings are made every year. The groupings may change to reflect observed or emerging patterns within and across product lines, or to differentiate risk characteristics (for example, size of deductibles and extent of third-party claims specialists used by our insureds). As an example of reserve segmentation, we write many unique subsets of professional liability insurance, which cover different products, industry segments, and coverage structures. While for pricing or other purposes, it may be appropriate to evaluate the profitability of each subset individually, we believe it is appropriate to combine the subsets into larger groups for reserving purposes to produce a greater degree of credibility in the loss experience. This determination of data segmentation and related actuarial methods is assessed, reviewed and updated at least annually.
The actuarial methods we use most commonly include paid and incurred loss development methods, expected loss ratio methods, including “Bornhuetter Ferguson” and “Cape Cod,” and frequency/severity models. Loss development methods utilize the actual loss development patterns from prior accident years updated through the current year to project the reported losses to an ultimate basis for all accident years. We also use this information to update our current accident year loss selections. Loss development methods are generally most appropriate for lines of business that exhibit a stable pattern of loss development from one accident year to the next, and for which the components of the product line have similar development characteristics. Expected loss ratio methods rely on the application of an expected loss ratio to the earned premium for the product line of business to determine the liability for loss reserves and loss adjustment expenses. We generally use expected loss ratio methods in cases where the reported loss data lacked sufficient credibility to utilize loss development methods, such as for new product lines of business or for long-tail product lines at early stages of loss development. Frequency/severity models may be used where sufficient frequency counts are available to apply such approaches.
A key advantage of loss development methods is that they respond more quickly to any actual changes in loss costs for the product line of business. Therefore, if loss experience is unexpectedly deteriorating or improving, the loss development method gives full credibility to the changing experience. Expected loss ratio methods would be slower to respond to the change, as they would continue to give more weight to a prior expected loss ratio, until enough evidence emerged to modify the expected loss ratio to reflect the changing loss experience. On the other hand, loss development methods have the disadvantage of overreacting to changes in reported losses if the loss experience is anomalous due to the various key factors described above and the inherent volatility in some of the lines. For example, the presence or absence of large losses at the early stages of loss development could cause the loss development method to overreact to the favorable or unfavorable experience by assuming it is a fundamental shift in the development pattern. In these instances, expected loss ratio methods such as Bornhuetter Ferguson have the advantage of recognizing large losses without extrapolating unusual large loss activity onto the unreported portion of the losses for the accident year.

AIG | 2022 Form 10-K	49

ITEM 7 | Critical Accounting Estimates

The Cape Cod method is a hybrid between the loss development and Bornhuetter Ferguson methods, where the historic loss data and loss development factor assumptions are used to determine the expected loss ratio estimate in the Bornhuetter Ferguson method.
Where appropriate, supplemental analysis for the given line of business may be performed in addition to the above described techniques such as Shareholder Class Action (SCA) suit analysis for D&O coverages.
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
We continue to receive claims asserting injuries and damages from toxic waste, hazardous substances, and other environmental pollutants and alleged claims to cover the cleanup costs of hazardous waste dump sites, referred to collectively as environmental claims, and indemnity claims asserting injuries from asbestos. The vast majority of these asbestos and environmental losses emanate from policies written in 1984 and prior years. Commencing in 1985, standard policies contained absolute exclusions for pollution-related damage and asbestos. The current environmental policies that we specifically price and underwrite for environmental risks on a claims-made basis have been excluded from the analysis. Nevertheless, most of these legacy exposures have been heavily reinsured with very highly rated reinsurers.
The majority of our remaining exposures for asbestos and environmental losses are related to excess casualty coverages, not primary coverages. The litigation costs are treated in the same manner as indemnity amounts, with litigation expenses included within the limits of the liability we incur. Individual significant loss reserves, where future litigation costs are reasonably determinable, are established on a case-by-case basis.

50	AIG | 2022 Form 10-K

ITEM 7 | Critical Accounting Estimates

Key Assumptions of our Actuarial Methods by Line of Business

Line of Business or Category	Key Assumptions
U.S. Workers’ Compensation
We generally use a combination of loss development and expected loss ratio methods for U.S. Workers’ Compensation as this is a long-tail line of business.
The tail factor is typically the most critical assumption, and small changes in the selected tail factor can have a material effect on our carried reserves. For example, the tail factors beyond twenty years for guaranteed cost business could vary by 1 percentage point below to 2.5 percentage points above those indicated in the 2022 detailed valuation review. For excess of deductible business, in our judgment, it is reasonably possible that tail factors beyond twenty years could vary by 1.5 percentage points below to 3 percentage points above those indicated in the 2022 detailed valuation review.

U.S. Excess Casualty
We utilize various loss cost trend assumptions for different segments of the portfolio. In our judgment, after evaluating the historical loss cost trends from prior accident years since the early 1990s, it is reasonably possible that actual loss cost trends applicable to the year-end 2022 detailed valuation review for U.S. Excess Casualty may range 5 percentage points lower or higher than this estimated loss trend. The loss cost trend assumption is critical for the U.S. Excess Casualty line of business due to the long-tail nature of the losses, and it is applied across many accident years. Thus, there is the potential for the loss reserves with respect to a number of accident years (the expected loss ratio years) to be significantly affected by changes in loss cost trends that were initially relied upon in setting the loss reserves. These changes in loss trends could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting losses.
U.S. Excess Casualty is a long-tail line of business and any deviation in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Mass tort claims in particular may develop over a very extended period and impact multiple accident years, so we usually select a separate pattern for them. Thus, there is the potential for the loss reserves with respect to a number of accident years to be significantly affected by changes in loss development factors that were initially relied upon in setting the reserves.
In our judgment, after evaluating the historical loss development factors from prior accident years since the early 1990s, it is reasonably possible that the actual loss development factors could vary by an amount equivalent to a six month shift from those actually utilized in the year-end 2022 detailed valuation review. This would impact projections both for accident years where the selections were directly based on loss development methods as well as the a priori loss ratio assumptions for accident years with selections based on Bornhuetter Ferguson or Cape Cod methods. Similar to loss cost trends, these changes in loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting losses.
Given the very long-tail nature of this business, the tail factor selection can also have material impact on our carried reserves. The sensitivity around tail selection may also be a proxy for the sensitivity of a calendar year impact of monetary inflation on unpaid losses. It is reasonably possible for the tail factors for Excess Casualty could vary by 2 percentage points below to 3.5 percentage points above those indicated in the 2022 detailed valuation review.

U.S. Other Casualty
The key assumptions for other casualty lines are similar to U.S. Excess Casualty, as the underlying business is long-tailed and can be subject to variability in loss cost trends and changes in loss development factors. These may differ significantly by line of business as coverages such as general liability, medical malpractice and environmental may be subject to different risk drivers.

U.S. Financial Lines
The loss cost trends for U.S. Directors and Officers (D&O) liability business vary by year and subset. After evaluating the historical loss cost levels from prior accident years since the early 1990s, including the potential effect of losses relating to the credit crisis, in our judgment, it is reasonably possible that the actual variation in loss cost levels for these subsets could vary by approximately 10 percentage points lower or higher on a year-over-year basis than the assumptions actually utilized in the year-end 2022 reserve review. Because the U.S. D&O business has exhibited highly volatile loss trends from one accident year to the next, there is the possibility of an exceptionally high deviation. In our analysis, the effects of loss cost trend assumptions affect the results through the a priori loss ratio assumptions used for the Bornhuetter Ferguson and Cape Cod methods, which impact the projections for the more recent accident years.
The selected loss development factors are also an important assumption, but are less critical than for U.S. Excess Casualty. Because these lines are written on a claims made basis, the loss reporting and development tail is much shorter than for U.S. Excess Casualty. However, the high severity nature of the losses does create the potential for significant deviations in loss development patterns from one year to the next. Similar to U.S. Excess Casualty, after evaluating the historical loss development factors from prior accident years since the early 1990s, in our judgment, it is reasonably possible that actual loss development factors could change by an amount equivalent to a shift by six months from those actually utilized in the year-end 2022 reserve review.

UK/Europe Casualty and Financial Lines
Similar to U.S. business, UK/Europe Casualty and Financial Lines can be significantly impacted by loss cost trends and changes in loss development factors. The variation in such factors can differ significantly by product and region, however the range of potential impacts is much lower than that of other lines of business noted above.

AIG | 2022 Form 10-K	51

ITEM 7 | Critical Accounting Estimates

Line of Business or Category	Key Assumptions
U.S. and UK/Europe Property and Special Risks
For shorter-tail lines such as Property and Special Risks, variance in outcomes for individual large claims or events typically has a greater impact on results than does changes in actuarial assumptions or methodology. This is because a greater proportion of the ultimate loss, at any stage of development, is composed of reported losses than IBNR reserves. These outcomes generally relate to unique characteristics of events such as catastrophes or losses with significant business interruption claims.

U.S., UK/Europe and Japan Personal Insurance
Personal Insurance is short-tailed in nature similar to Property and Special Risks but less volatile. Variance in estimates can result from unique events such as catastrophes. In addition, some subsets of this business, such as auto liability, can be impacted by changes in loss development factors and loss cost trends.

The following sensitivity analysis table summarizes the effect on the loss reserve position of using certain alternative loss cost trend (for accident years where we use expected loss ratio methods) or loss development factor assumptions rather than the assumptions actually used in determining our estimates in the year-end loss reserve analyses in 2022:

December 31, 2022	Increase (Decrease) to Loss Reserves		Increase (Decrease) to Loss Reserves
(in millions)
Loss cost trends:		Loss development factors:
U.S. Excess Casualty:		U.S. Excess Casualty:
5.0 percentage points increase	$950	3.5 percentage points tail factor increase	$1,150
5.0 percentage points decrease	(700)	2.0 percentage points tail factor decrease	(700)
		U.S. Excess Casualty:
		6-months slower	700
		6-months faster	(600)
U.S. Financial Lines (D&O)		U.S. Financial Lines (D&O)
10.0 percentage points increase	1,000	6-months slower	650
10.0 percentage points decrease	(700)	6-months faster	(500)
		U.S. Workers' Compensation:
		Tail factor increase(a)	850
		Tail factor decrease(b)	(500)
(a)Tail factor increase of 2.5 percentage points for guaranteed cost business and 3 percentage points for deductible business.
(b)Tail factor decrease of 1 percentage point for guaranteed cost business and 1.5 percentage points for deductible business.
For additional information on our reserving process and methodology, see Note 12 to the Consolidated Financial Statements.
FUTURE POLICY BENEFITS FOR LIFE AND ACCIDENT AND HEALTH INSURANCE CONTRACTS
Long-duration traditional products primarily include whole life insurance, term life insurance, and certain payout annuities for which the payment period is life-contingent, which include certain of our single premium immediate annuities including pension risk transfer (PRT) business and structured settlements. In addition, these products also include accident and health, and long-term care (LTC) insurance. The LTC block is in run-off and has been fully reinsured with Fortitude Re.
For long-duration traditional business, a “lock-in” principle applies. Generally, future policy benefits are payable over an extended period of time and related liabilities are calculated as the present value of future benefits less the present value of future net premiums (portion of the gross premium required to provide for all benefits and expenses). The assumptions used to calculate the benefit liabilities and DAC are set when a policy is issued and do not change with changes in actual experience, unless a loss recognition event occurs. The assumptions include mortality, morbidity, persistency, maintenance expenses, and investment returns. These assumptions are typically consistent with pricing inputs. The assumptions also include margins for adverse deviation, principally for key assumptions such as mortality and interest rates used to discount cash flows, to reflect uncertainty given that actual experience might deviate from these assumptions. Establishing margins at contract inception requires management judgment. The extent of the margin for adverse deviation may vary depending on the uncertainty of the cash flows, which is affected by the volatility of the business and the extent of our experience with the product.

52	AIG | 2022 Form 10-K

ITEM 7 | Critical Accounting Estimates

Loss recognition occurs if observed changes in actual experience or estimates result in projected future losses under loss recognition testing. To determine whether loss recognition exists, we determine whether a future loss is expected based on updated current best estimate assumptions. If loss recognition exists, the assumptions as of the loss recognition test date are locked-in and used in subsequent valuations and the net reserves continue to be subject to loss recognition testing. Because of the long-term nature of many of our liabilities subject to the “lock-in” principle, small changes in certain assumptions may cause large changes in the degree of reserve balances. In particular, changes in estimates of future invested asset returns have a large effect on the degree of reserve balances.
Groupings for loss recognition testing are consistent with our manner of acquiring, servicing, and measuring the profitability of the business and are applied by product groupings, that span across issuance years, including traditional life, payout annuities and LTC insurance. Once loss recognition has been recorded for a block of business, the old assumption set is replaced and the assumption set used for the loss recognition would then be subject to the lock-in principle. Our policy is to perform loss recognition testing net of reinsurance. The business ceded to Fortitude Re, is grouped separately. Since 100 percent of the risk has been ceded, no additional loss recognition events are expected to occur unless this business is recaptured.
Key judgments made in loss recognition testing include the following:
•To determine investment returns used in loss recognition tests, we project future cash flows on the assets supporting the liabilities. The duration of these assets is generally comparable to the duration of the liabilities and such assets are primarily comprised of diversified portfolio of high to medium quality fixed maturity securities, and may also include, to a lesser extent, alternative investments. Our projections include a reasonable allowance for investment expenses and expected credit losses over the projection horizon. A critical assumption in the projection of expected investment income is the assumed net rate of investment return at which excess cash flows are to be reinvested.
•For mortality assumptions, base future assumptions take into account industry and our historical experience, as well as expected mortality changes in the future. The latter judgment is based on a combination of historical mortality trends and industry observations, public health and demography specialists that were consulted by AIG’s actuaries and published industry information.
•For surrender rates, key judgments involve the correlation between expected increases/decreases in interest rates and increases/decreases in surrender rates. To support this judgment, we compare crediting rates on our products to expected rates on competing products under different interest rate scenarios.
•Significant unrealized appreciation on investments in a low interest rate environment may cause DAC to be adjusted and additional future policy benefit liabilities to be recorded through a charge directly to accumulated other comprehensive income (changes related to unrealized appreciation or depreciation of investments). These charges are included, net of tax, with the change in net unrealized appreciation of investments. In applying changes related to unrealized appreciation of investments, the Company overlays unrealized gains and other changes related to unrealized appreciation of investments onto loss recognition tests.
For additional information on impact of changes related to unrealized appreciation (depreciation) to investments, see Note 8 to the Consolidated Financial Statements.
For universal life policies with secondary guarantees, we recognize certain liabilities in addition to policyholder account balances. For universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception, a liability is recognized based on a benefit ratio of (i) the present value of total expected payments, in excess of the account value, over the life of the contract, divided by (ii) the present value of total expected assessments over the life of the contract. Universal life account balances are reported in Policyholder contract deposits, while these additional liabilities related to universal life products are reported within Future Policy Benefits in the Consolidated Balance Sheets. These additional liabilities are also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on accumulated assessments, with related changes recognized through Other comprehensive income (loss). The primary policyholder behavior assumptions for these liabilities include mortality, lapses and premium persistency. The primary capital market assumptions used for the liability for universal life secondary guarantees include discount rates and net earned rates.
For additional information on actuarial assumption updates, see Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and DAC – Update of Actuarial Assumptions and Models – Investment-Oriented Products.

AIG | 2022 Form 10-K	53

ITEM 7 | Critical Accounting Estimates

GUARANTEED BENEFIT FEATURES OF VARIABLE ANNUITY, FIXED ANNUITY AND FIXED INDEX ANNUITY PRODUCTS
Variable annuity products offered by our Individual Retirement and Group Retirement segments offer guaranteed benefit features. These guaranteed features include guaranteed minimum death benefits (GMDB) that are payable in the event of death and living benefits that guarantee lifetime withdrawals regardless of fixed account and separate account value performance. Living benefit features primarily include guaranteed minimum withdrawal benefits (GMWB).
For additional information on these features, see Note 13 to the Consolidated Financial Statements.
The liability for GMDB, which is recorded in future policy benefits, represents the expected value of benefits in excess of the projected account value, with the excess recognized ratably through Policyholder benefits over the accumulation period based on total expected assessments. The liabilities for variable annuity GMWB, which are recorded in Policyholder contract deposits, are accounted for as embedded derivatives measured at fair value, with changes in the fair value of the liabilities recorded in net realized gains (losses).
Certain of our fixed annuity and fixed index annuity contracts, which are not offered through separate accounts, contain optional GMWB benefits. Different versions of these GMWB riders contain different guarantee provisions. The liability for GMWB benefits in fixed annuity and fixed index annuity contracts for which the rider guarantee is considered to be clearly and closely related to the host contract are recorded in future policy benefits. This GMWB liability represents the expected value of benefits in excess of the projected account value, with the excess recognized ratably over the accumulation period based on total expected assessments, through Policyholder benefits. For rider guarantees in certain fixed index annuity contracts that are linked to equity indices that are considered to be embedded derivatives that are not clearly and closely related to the host contract, the GMWB liability is recorded in Policyholder contract deposits and measured at fair value, with changes in the fair value of the liabilities recorded in net realized gains (losses).
Our exposure to the guaranteed amounts is equal to the amount by which the contract holder’s account balance is below the amount provided by the guaranteed feature. A deferred annuity contract may include more than one type of guaranteed benefit feature; for example, it may have both a GMDB and a GMWB. However, a policyholder can generally only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e., the features are generally mutually exclusive (except a surviving spouse who has a rider to potentially collect both a GMDB upon their spouse’s death and a GMWB during his or her lifetime). A policyholder cannot purchase more than one living benefit on one contract. Declines in the equity markets, increased volatility and a low interest rate environment increase our exposure to potential benefits under the guaranteed features, leading to an increase in the liabilities for those benefits.
For sensitivity analysis which includes the sensitivity of reserves for guaranteed benefit features to changes in the assumptions for interest rates, equity returns, volatility, and mortality, see – Estimated Gross Profits to Value Deferred Acquisition Costs and Unearned Revenue for Investment-Oriented Products.
For additional information on market risk management related to these product features, see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Fixed Index Annuity and Index Universal Life Risk Management and Hedging Programs.

54	AIG | 2022 Form 10-K

ITEM 7 | Critical Accounting Estimates

The reserving methodology and assumptions used to measure the liabilities of our two largest guaranteed benefit features are presented in the following table:

Guaranteed Benefit Feature	Reserving Methodology & Key Assumptions
GMDB and Fixed Annuity and certain Fixed Index Annuity GMWB
We determine the GMDB liability at each balance sheet date by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected fee assessments. For certain fixed and fixed index annuity products, we determine the GMWB liability at each balance sheet date by estimating the expected withdrawal benefits once the projected account balance has been exhausted ratably over the accumulation period based on total expected assessments. These GMWB features are deemed to not be embedded derivatives as the GMWB feature is determined to be clearly and closely related to the host contract. The present value of the total expected excess payments (e.g., payments in excess of account value) over the life of contract divided by the present value of total expected assessments is referred to as the benefit ratio. The magnitude and direction of the change in reserves may vary over time based on the emergence of the benefit ratio and the level of assessments.
For additional information on how we reserve for variable and fixed index annuity products with guaranteed benefit features, see Note 13 to the Consolidated Financial Statements.

Key assumptions and projections include:
•Interest credited that varies by year of issuance and products
•Actuarially determined assumptions for mortality rates that are based upon industry and our historical experience modified to allow for variations in policy features and experience anomalies
•Actuarially determined assumptions for lapse rates that are based upon industry and our historical experience modified to allow for variations in policy features and experience anomalies
•Investment returns, based on stochastically generated scenarios
•Asset returns that include a reversion to the mean methodology, similar to that applied for DAC
In applying separate account asset growth assumptions for the variable annuity GMDB liability, we use a reversion to the mean methodology, the same as that applied to DAC. For the fixed index annuity GMWB liability, policyholder funds are projected assuming growth equal to current option values for the current crediting period followed by option budgets for all subsequent crediting periods. For the fixed annuity liability, policyholder fund growth projected assuming credited rates are expected to be maintained at a target pricing spread, subject to guaranteed minimums.

Variable Annuity and certain Fixed Index Annuity GMWB
GMWB living benefits on variable annuities and GMWB living benefits linked to equity indices on fixed index annuities are embedded derivatives that are required to be bifurcated from the host contract and carried at fair value with changes in the fair value of the liabilities recorded in realized gains (losses). The fair value of these embedded derivatives is based on assumptions that a market participant would use in valuing these embedded derivatives. For additional information on how we reserve for variable and fixed index annuity products with guaranteed benefit features, see Note 13 to the Consolidated Financial Statements, and for information on fair value measurement of these embedded derivatives, including how we incorporate our own non-performance risk, see Note 4 to the Consolidated Financial Statements.
The fair value of the embedded derivatives, which are Level 3 liabilities, is based on a risk-neutral framework and incorporates actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts. Key assumptions include:
•Interest rates
•Equity market returns
•Market volatility
•Credit spreads
•Equity / interest rate correlation
•Policyholder behavior, including mortality, lapses, withdrawals and benefit utilization. Estimates of future policyholder behavior are subjective and based primarily on our historical experience
•In applying asset growth assumptions for the valuation of GMWBs, we use market-consistent assumptions calibrated to observable interest rate and equity option prices
•Allocation of fees between the embedded derivative and host contract

AIG | 2022 Form 10-K	55

ITEM 7 | Critical Accounting Estimates

VALUATION OF EMBEDDED DERIVATIVES FOR FIXED INDEX ANNUITY AND LIFE PRODUCTS
Fixed index annuity and life products provide growth potential based in part on the performance of a market index. Certain fixed index annuity products offer optional guaranteed benefit features similar to those offered on variable annuity products. Policyholders may elect to rebalance among the various accounts within the product at specified renewal dates. At the end of each index term, we generally have the opportunity to re-price the indexed component by establishing different participation rates or caps on equity index credited rates. The index crediting feature of these products results in the recognition of an embedded derivative that is required to be bifurcated from the host contract and carried at fair value with changes in the fair value of the liabilities recorded in Net realized gains (losses). Option pricing models are used to estimate fair value, taking into account assumptions for future equity index growth rates, volatility of the equity index, future interest rates, and our ability to adjust the participation rate and the cap on equity index credited rates in light of market conditions and policyholder behavior assumptions.
For additional information on market risk management related to these product features, see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Fixed Index Annuity and Index Universal Life Risk Management and Hedging Programs.
ESTIMATED GROSS PROFITS TO VALUE DEFERRED ACQUISITION COSTS AND UNEARNED REVENUE FOR INVESTMENT–ORIENTED PRODUCTS
Policy acquisition costs and policy issuance costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts related to universal life insurance and investment-type products, for example, variable, fixed and fixed index annuities (collectively, investment-oriented products) are generally deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the expected lives of the contracts, except in instances where significant negative gross profits are expected in one or more periods. Investment oriented products have a long duration and a disclosed crediting interest rate. Total gross profits include both actual gross profits and estimates of gross profits for future periods. Estimated gross profits include current and projected interest rates, net investment income and spreads, net realized gains and losses, fees, surrender rates, mortality experience and equity market returns and volatility. In estimating future gross profits, lapse assumptions require judgment and can have a material impact on DAC amortization. For fixed index annuity contracts, the future spread between investment income and interest credited to policyholders is a significant judgment, particularly in a low interest rate environment. We regularly evaluate our assumptions used for estimated gross profits. If the assumptions used for estimated gross profits change, DAC and related reserves, including VOBA, DSI, guaranteed benefit reserves and unearned revenue reserve (URR), are recalculated using the new assumptions, and any resulting adjustment is included in income. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products.
In estimating future gross profits for variable annuity products as of December 31, 2022 and 2021, a long-term annual asset growth assumption of 7.0 percent (before expenses that reduce the asset base from which future fees are projected) was applied to estimate the future growth in assets and related asset-based fees. In determining the asset growth rate, the effect of short-term fluctuations in the equity markets is partially mitigated through the use of a reversion to the mean methodology, whereby short-term asset growth above or below the long-term annual rate assumption impacts the growth assumption applied to the five-year period subsequent to the current balance sheet date. The reversion to the mean methodology allows us to maintain our long-term growth assumptions, while also giving consideration to the effect of actual investment performance. When actual performance significantly deviates from the annual long-term growth assumption, as evidenced by growth assumptions for the five-year reversion to the mean period falling below a certain rate (floor) or above a certain rate (cap) for a sustained period, judgment may be applied to revise or “unlock” the growth rate assumptions to be used for both the five-year reversion to the mean period as well as the long-term annual growth assumption applied to subsequent periods.
For additional information, see Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and DAC – DAC – Reversion to the Mean.

56	AIG | 2022 Form 10-K

ITEM 7 | Critical Accounting Estimates

The following table summarizes the sensitivity of changes in certain assumptions for DAC and DSI, embedded derivatives and other reserves related to guaranteed benefits and URR, measured as the related hypothetical impact on December 31, 2022 balances and the resulting hypothetical impact on pre-tax income, before hedging.

	Increase (Decrease) in
December 31, 2022	DAC/DSI Asset	Other Reserves Related to Guaranteed Benefits	Unearned Revenue Reserve	Embedded Derivatives Related to Guaranteed Benefits	Pre-Tax Income
(in millions)
Assumptions:
Net Investment Spread
Effect of an increase by 10 basis points	$142	$(54)	$(4)	$(98)	$298
Effect of a decrease by 10 basis points	(151)	54	2	101	(308)
Equity Return(a)
Effect of an increase by 1%	98	(53)	—	(21)	172
Effect of a decrease by 1%	(96)	62	—	30	(188)
Volatility(b)
Effect of an increase by 1%	(3)	24	—	(51)	24
Effect of a decrease by 1%	3	(23)	—	55	(29)
Interest Rate(c)
Effect of an increase by 1%	—	—	—	(1,590)	1,590
Effect of a decrease by 1%	—	—	—	2,070	(2,070)
Mortality
Effect of an increase by 1%	(6)	43	—	(34)	(15)
Effect of a decrease by 1%	7	(43)	—	34	16
Lapse
Effect of an increase by 10%	(113)	(116)	(27)	(80)	110
Effect of a decrease by 10%	117	120	27	73	(103)
(a)Represents the net impact of a one percent increase or decrease in long-term equity returns for GMDB reserves and net impact of a one percent increase or decrease in the S&P 500 index on the value of the GMWB embedded derivative.
(b)Represents the net impact of a one percentage point increase or decrease in equity volatility.
(c)Represents the net impact of one percent parallel shift in the yield curve on the value of the GMWB embedded derivative. Does not represent interest rate spread compression on investment-oriented products.
The sensitivity ranges of 10 basis points, one percent and 10 percent are included for illustrative purposes only and do not reflect the changes in net investment spreads, equity return, volatility, interest rate, mortality or lapse used by AIG in its fair value analyses or estimates of future gross profits to value DAC and related reserves. Changes different from those illustrated may occur in any period and by different products.
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
For additional information on guaranteed benefit features of our variable annuities and the related hedging program, see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Fixed Index Annuity and Index Universal Life Risk Management and Hedging Programs, Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and DAC – Variable Annuity Guaranteed Benefits and Hedging Results, and Notes 4, 8 and 13 to the Consolidated Financial Statements.
For additional information on actuarial assumption updates, see Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and DAC – Update of Actuarial Assumptions and Models – Investment-Oriented Products.

AIG | 2022 Form 10-K	57

ITEM 7 | Critical Accounting Estimates

REINSURANCE ASSETS
In the ordinary course of business, our insurance companies may use both treaty and facultative reinsurance to minimize their net loss exposure to any single catastrophic loss event or to an accumulation of losses from a number of smaller events or to provide greater diversification of our businesses. Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of our reinsurance agreements for paid and unpaid losses and loss adjustment expenses incurred, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. The estimation of reinsurance recoverables involves a significant amount of judgment. Reinsurance assets include reinsurance recoverables on unpaid losses and loss adjustment expenses that are estimated as part of our loss reserving process and, consequently, are subject to similar judgments and uncertainties as the estimation of gross loss reserves. For additional information on reinsurance, see Note 7 to the Consolidated Financial Statements.
GOODWILL IMPAIRMENT
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment annually, or more frequently if circumstances indicate an impairment may have occurred. A qualitative assessment may be performed, considering whether events or circumstances exist that lead to a determination that it is not more likely than not that the fair value of an operating segment is less than its carrying value. If management elects to perform a quantitative assessment to determine recoverability of carrying value or is compelled to do so based on the results of a qualitative assessment, the estimate of fair value involves applying one or a combination of common valuation approaches. These include discounted expected future cash flows, market-based earnings multiples and external appraisals, among other methods, all of which require management judgment and are subject to uncertainty, primarily as it relates to assumptions around business growth, earnings projections, and cost of capital.
For additional information on goodwill impairment, see Part I, Item 1A. Risk Factors – Estimates and Assumptions and Note 11 to the Consolidated Financial Statements.
ALLOWANCE FOR CREDIT LOSSES ON CERTAIN INVESTMENTS
We maintain an allowance for the expected lifetime credit losses of commercial and residential mortgage loans and available for sale securities. The sufficiency of this allowance is reviewed quarterly using both quantitative and qualitative considerations, which are subject to risks and uncertainties. These considerations and the overall methodology used to estimate the allowance for credit losses are discussed in more detail in Note 5 and Note 6 to the Consolidated Financial Statements for Available for sale securities and Commercial and residential loans, respectively.
FAIR VALUE MEASUREMENTS OF CERTAIN FINANCIAL ASSETS AND FINANCIAL LIABILITIES
Assets and liabilities recorded at fair value in the Consolidated Balance Sheets are measured and classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs available in the marketplace used to measure the fair value. We classify fair value measurements for certain assets and liabilities as Level 3 when they require significant unobservable inputs in their valuation. We consider unobservable inputs to be those for which market data is not available. Our assessment of the significance of a particular input to the fair value measurement of an asset or liability requires judgment.
For additional information about the valuation methodologies of financial instruments measured at fair value, see Note 4 to the Consolidated Financial Statements.

58	AIG | 2022 Form 10-K

ITEM 7 | Critical Accounting Estimates

INCOME TAXES
Deferred income taxes represent the tax effect of the differences between the amounts recorded in our Consolidated Financial Statements and the tax basis of assets and liabilities. Our assessment of net deferred income taxes represents management’s best estimate of the tax consequences of various events and transactions, which can themselves be based on other accounting estimates, resulting in incremental uncertainty in the estimation process.
Deferred Tax Asset Recoverability
The evaluation of the recoverability of our deferred tax asset and the need for a valuation allowance requires us to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. As such, changes in tax laws in countries where we transact business can impact our deferred tax asset valuation allowance. We consider multiple factors to reliably estimate future taxable income so we can determine the extent of our ability to realize net operating losses, foreign tax credits, realized capital loss and other carryforwards. These factors include forecasts of future income for each of our businesses, which incorporate forecasts of future statutory income for our insurance companies, and actual and planned business and operational changes, both of which include assumptions about future macroeconomic and AIG-specific conditions and events. We subject the forecasts to stresses of key assumptions and evaluate the effect on tax attribute utilization. We also apply stresses to our assumptions about the effectiveness of relevant prudent and feasible tax planning strategies. In performing our assessment of recoverability, we consider tax laws governing the utilization of net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction. These tax laws are subject to change, resulting in incremental uncertainty in our assessment of recoverability.
Uncertain Tax Positions
Uncertain tax positions represent AIG’s liability for income taxes on tax years subject to review by the Internal Revenue Service (IRS) or other tax authorities. We determine whether it is more likely than not that a tax position will be sustained, based on technical merits, upon examination by the relevant taxing authorities before any part of the benefit can be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. The completion of review, or the expiration of federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes.
For a discussion of our framework for assessing the recoverability of our deferred tax asset and other tax topics, see Note 21 to the Consolidated Financial Statements.

AIG | 2022 Form 10-K	59

ITEM 7 | Executive Summary

Executive Summary
OVERVIEW
This overview of the MD&A highlights selected information and may not contain all of the information that is important to current or potential investors in our securities. You should read this Annual Report in its entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.
For additional information, see Note 1 to the Consolidated Financial Statements.
Separation of Life and Retirement Business
On September 19, 2022, AIG closed on the initial public offering (IPO) of 80 million shares of Corebridge Financial, Inc. (Corebridge) common stock at a public offering price of $21.00 per share, representing 12.4 percent of Corebridge's common stock. Corebridge is the holding company for AIG’s Life and Retirement business. The aggregate gross proceeds of the offering to AIG, before deducting underwriting discounts and commissions and other expenses payable by AIG, were approximately $1.7 billion. After consideration of underwriting discounts, commissions and other related expenses payable by AIG, AIG recorded $608 million as an increase in AIG’s shareholder’s equity.
Relationship with Blackstone Inc.
In November 2021, AIG and Blackstone Inc. (Blackstone) completed the acquisition by Blackstone of a 9.9 percent equity stake in Corebridge.
In 2021, AIG entered into a long-term asset management relationship with Blackstone, pursuant to which Blackstone is initially managing $50 billion of Corebridge’s existing investment portfolio, with that amount increasing to an aggregate of $92.5 billion over the next five years.
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
Our Investment Management Agreements with BlackRock
Since April 2022, AIG and Corebridge insurance company subsidiaries have entered into separate investment management agreements with BlackRock. Certain additional insurance company subsidiaries will also enter into such investment management agreements over the coming months. We have since transferred the management of approximately $162 billion of our investments in liquid fixed income and certain private placement assets, including $98 billion of the Corebridge investment portfolio, to BlackRock under such investment management agreements as of December 31, 2022. The investment management agreements contain detailed investment guidelines and reporting requirements. These agreements also contain reasonable and customary representations and warranties, standard of care, expense reimbursement, liability, indemnity and other provisions. The investment management agreements continue unless terminated by either party on 45 days’ notice or by us immediately for cause. We continue to be responsible for our overall investment portfolio, including decisions surrounding asset allocation, risk composition and investment strategy.
Sale of Certain AIG Life and Retirement Retail Mutual Funds Business
On July 16, 2021, AIG announced the closing of the sale of certain assets of Life and Retirement's Retail Mutual Funds business to Touchstone Investments (Touchstone), an indirect wholly-owned subsidiary of Western & Southern Financial Group. Upon closing, the twelve retail mutual funds managed by SunAmerica Asset Management, LLC (SAAMCo), with $6.8 billion in assets, were reorganized into Touchstone funds.
Sale of Fortitude Holdings
On June 2, 2020, we completed the sale of a majority of the interests in Fortitude Group Holdings, LLC (Fortitude Holdings) to Carlyle FRL, L.P. (Carlyle FRL), an investment fund advised by an affiliate of The Carlyle Group Inc. (Carlyle), and T&D United Capital Co., Ltd. (T&D), a subsidiary of T&D Holdings, Inc., under the terms of a membership interest purchase agreement entered into on November 25, 2019 by and among AIG, Fortitude Holdings, Carlyle FRL, Carlyle, T&D and T&D Holdings, Inc. (the Majority Interest Fortitude Sale). As a result of completion of the Majority Interest Fortitude Sale, AIG received $2.2 billion of proceeds and recorded a total after-tax reduction to total AIG shareholders’ equity of $4.3 billion related to the sale of the majority interest in and deconsolidation of Fortitude Holdings in the second quarter of 2020.

60	AIG | 2022 Form 10-K

ITEM 7 | Executive Summary
AIG’S OUTLOOK – INDUSTRY AND ECONOMIC FACTORS
Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under challenging market conditions in 2022, characterized by factors such as the impact of COVID-19 and the related governmental and societal responses, rising interest rates, inflationary pressures, an uneven global economic recovery and global trade tensions. Responses by central banks and monetary authorities with respect to inflation, growth concerns and other macroeconomic factors have also affected global exchange rates and volatility.
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
Impact of Changes in the Interest Rate Environment and Equity Markets
Key U.S. benchmark rates continued to rise during 2022 as markets reacted to heightened inflation measures, geopolitical risk, and the Board of Governors of the Federal Reserve System implementing multiple increases to short term interest rates. As of December 31, 2022, due to increases in benchmark rates, combined with general widening of credit spreads, the yield on new investments has generally exceeded the yield on asset maturities and redemptions. The yield pick-up of new investments over the yields on asset maturities and redemptions averaged 70 basis points during 2022. This combined with resetting of coupon rates on floating rate securities and loans has steadily improved the overall portfolio yields. However, the key benchmark rates remain highly volatile. We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
Equity Markets
Our financial results are impacted by the performance of equity markets, which impacts the performance of our alternative investment portfolio, fee income, net amount at risk, policyholder benefits and DAC. For instance, in our variable annuity separate accounts, mutual fund assets and brokerage and advisory assets, we generally earn fee income based on the account value, which fluctuates with the equity markets as a significant amount of these assets are invested in equity funds. The impact of equity market returns, both increases and decreases, is reflected in our results due to the impact on the account value and the fair values of equity-exposed securities in our Life and Retirement investment portfolio.
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
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, changes in valuations driven by equity market conditions during the fourth quarter of 2022 may impact the private equity investments in the alternative investments portfolio in the first quarter of 2023.
Annuity Sales and Surrenders
The rising rate environment and our partnership with Blackstone have provided a strong tailwind for fixed annuity sales with sales in the three to five‑year products significantly increasing. Continued rising interest rates could create the potential for increased sales, but also drives higher surrenders. Fixed annuities have surrender charge periods, generally in the three-to-seven year range. Fixed index annuities have surrender charge periods, generally in the five-to-ten year range, and within our Group Retirement segment, certain of our fixed investment options are subject to other withdrawal restrictions, which may help mitigate increased early surrenders in a rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to contract holders have driven better than expected persistency in fixed annuities, although the reserves for such contracts have

AIG | 2022 Form 10-K	61

ITEM 7 | Executive Summary
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
For additional information on our investment and asset-liability management strategies, see Investments.
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
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 64 percent were crediting at the contractual minimum guaranteed interest rate as of December 31, 2022. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent were 55 percent and 58 percent as of December 31, 2022 and 2021, respectively. In the universal life products in our Life Insurance business, 62 percent and 67 percent of the account values were crediting at the contractual minimum guaranteed interest rate as of December 31, 2022 and 2021, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.
The following table presents fixed annuity and universal life account values of our Individual Retirement, Group Retirement and Life Insurance operating segments by contractual minimum guaranteed interest rate and current crediting rates, excluding balances ceded to Fortitude Re:

	Current Crediting Rates
December 31, 2022		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
<=1%	$8,766	$2,161	$21,702	$32,629
> 1% - 2%	4,208	24	2,195	6,427
> 2% - 3%	9,502	—	17	9,519
> 3% - 4%	7,630	40	6	7,676
> 4% - 5%	456	—	5	461
> 5% - 5.5%	33	—	4	37
Total Individual Retirement	$30,595	$2,225	$23,929	$56,749
Group Retirement*
<=1%	$3,611	$1,427	$5,609	$10,647
> 1% - 2%	5,628	727	150	6,505
> 2% - 3%	13,967	3	—	13,970
> 3% - 4%	666	—	—	666
> 4% - 5%	6,843	—	—	6,843
> 5% - 5.5%	154	—	—	154
Total Group Retirement	$30,869	$2,157	$5,759	$38,785

62	AIG | 2022 Form 10-K

ITEM 7 | Executive Summary

	Current Crediting Rates
December 31, 2022		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Universal life insurance
<=1%	$—	$—	$—	$—
> 1% - 2%	1	129	352	482
> 2% - 3%	32	831	1,116	1,979
> 3% - 4%	1,368	180	195	1,743
> 4% - 5%	2,974	—	—	2,974
> 5% - 5.5%	223	—	—	223
Total universal life insurance	$4,598	$1,140	$1,663	$7,401
Total	$66,062	$5,522	$31,351	$102,935
Percentage of total	64%	5%	31%	100%
*Individual Retirement and Group Retirement amounts shown include fixed options within variable annuity products.
General Insurance
Our net investment income is significantly impacted by market interest rates as well as the deployment of asset allocation strategies to manage duration, enhance yield and manage interest rate risk. As interest rates increase, so too does our ability to reinvest future cash inflows from premiums, as well as sales and maturities of existing investments, at more favorable rates. For additional information on our investment and asset-liability management strategies, see Investments.
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
General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

Years Ended December 31,				Percentage Change
Rate for 1 USD	2022	2021	2020	2022 vs 2021	2021 vs 2020
Currency:
GBP	0.81	0.73	0.78	11%	(6)%
EUR	0.95	0.84	0.88	13%	(5)%
JPY	129.67	108.92	107.23	19%	2%
Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

AIG | 2022 Form 10-K	63

ITEM 7 | Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the twelve-month period ended December 31, 2022. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.
For information regarding the Critical Accounting Estimates that affect our results of operations, see Critical Accounting Estimates. For information regarding AIG’s results of operations for the year ended December 31, 2020 and the year ended December 31, 2021 compared with the year ended December 31, 2020, see Part II, Item 7. MD&A – Consolidated Results of Operations of our 2021 Annual Report.
The following table presents our consolidated results of operations and other key financial metrics:

Years Ended December 31,				Percentage Change
(in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenues:
Premiums	$31,857	$31,259	$28,523	2%	10%
Policy fees	2,972	3,051	2,917	(3)	5
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	10,824	12,641	12,578	(14)	1
Net investment income - Fortitude Re funds withheld assets	943	1,971	1,053	(52)	87
Total net investment income	11,767	14,612	13,631	(19)	7
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	1,996	1,751	(56)	14	NM
Net realized gains (losses) on Fortitude Re funds withheld assets	(486)	1,003	463	NM	117
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	7,481	(603)	(2,645)	NM	77
Total net realized gains (losses)	8,991	2,151	(2,238)	318	NM
Other income	850	984	903	(14)	9
Total revenues	56,437	52,057	43,736	8	19
Benefits, losses and expenses:
Policyholder benefits and losses incurred	22,771	24,388	24,806	(7)	(2)
Interest credited to policyholder account balances	3,709	3,557	3,622	4	(2)
Amortization of deferred policy acquisition costs	4,970	4,573	4,211	9	9
General operating and other expenses	9,195	8,790	8,396	5	5
Interest expense	1,125	1,305	1,457	(14)	(10)
Loss on extinguishment of debt	303	389	12	(22)	NM
Net (gain) loss on divestitures and other	82	(3,044)	8,525	NM	NM
Total benefits, losses and expenses	42,155	39,958	51,029	5	(22)
Income (loss) from continuing operations before income tax expense (benefit)	14,282	12,099	(7,293)	18	NM
Income tax expense (benefit):
Current	517	(45)	217	NM	NM
Deferred	2,489	2,221	(1,677)	12	NM
Income tax expense (benefit)	3,006	2,176	(1,460)	38	NM
Income (loss) from continuing operations	11,276	9,923	(5,833)	14	NM
Income (loss) from discontinued operations, net of income taxes	(1)	—	4	NM	NM
Net income (loss)	11,275	9,923	(5,829)	14	NM
Less: Net income attributable to noncontrolling interests	999	535	115	87	365
Net income (loss) attributable to AIG	10,276	9,388	(5,944)	9	NM
Less: Dividends on preferred stock	29	29	29	—	—
Net income (loss) attributable to AIG common shareholders	$10,247	$9,359	$(5,973)	9%	NM	%

64	AIG | 2022 Form 10-K

ITEM 7 | Consolidated Results of Operations

Years Ended December 31,	2022	2021	2020
Return on common equity	21.0%	14.5%	(9.4)%
Adjusted return on common equity	6.5%	8.6%	4.4%

(in millions, except per common share data)	December 31, 2022	December 31, 2021
Balance sheet data:
Total assets	$526,634	$596,112
Short-term and long-term debt	21,299	23,741
Debt of consolidated investment entities	5,880	6,422
Total AIG shareholders’ equity	40,002	65,956
Book value per common share	53.83	79.97
Adjusted book value per common share	73.87	68.83
NET INCOME (LOSS) ATTRIBUTABLE TO AIG COMMON SHAREHOLDERS COMPARISON FOR 2022 AND 2021
Net income attributable to AIG common shareholders increased $888 million due to the following, on a pre-tax basis:
•an increase in Net realized gains on Fortitude Re funds withheld embedded derivative of $8.1 billion driven by interest rate movements, partially offset by losses on Fortitude Re funds withheld assets of $486 million in 2022 compared to a gain of $1.0 billion in 2021;
•higher underwriting income in General Insurance of $1.1 billion, including $86 million attributable to eliminating the international reporting lag, reflecting the continued earn-in of positive rate change, strong renewal retentions and new business production, as well as increased favorable prior year development and lower catastrophe losses. Underwriting income was negatively impacted by unfavorable movements in foreign exchange. For additional information on the elimination of the international reporting lag, see Note 1 to the to the Consolidated Financial Statements.
•lower interest expense of $180 million primarily driven by interest savings of $225 million from $9.4 billion debt repurchases, through cash tender offers and debt redemptions in 2022 as well as $92 million from $3.6 billion of debt repurchases, through cash tender offers and debt redemptions in 2021, as well as interest savings of $100 million on debt borrowing due to the sale of Affordable Housing in 2021. These decreases are partially offset by interest expense of $240 million on $6.5 billion Corebridge senior unsecured notes, $1.5 billion draw down on Corebridge DDTL facility and $1.0 billion junior subordinated debt issued by Corebridge in 2022.
The increase in Net income attributable to AIG common shareholders was partially offset by the following, on a pre-tax basis:
•lower net gains on divestitures and other due to loss of $82 million in 2022 compared with net gains on divestitures and other in 2021 due to the recognition of $3.0 billion gain from the sale of the Affordable Housing portfolio and $102 million gain from the sale of certain assets of the Retail Mutual Funds business in 2021.
•lower net investment income of $2.8 billion primarily driven by lower returns on our alternative investments of $1.9 billion and declines in fair value of fixed maturity securities where we elected the fair value option of $810 million as a result of the higher rate environment and negative equity market performance.
•higher income attributable to noncontrolling interest of $464 million driven by the sale of 9.9 percent interest of Corebridge to Blackstone in December 2021 and the 12.4 percent IPO of Corebridge in September 2022.
•a decrease in Net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $245 million, driven by a $2.9 billion increase in derivative and hedge activity and gains on variable annuity embedded derivatives, net of hedging, partially offset by losses on sales of securities of $1.1 billion and sales of alternative investments and real estate of $795 million, unfavorable movement in the allowance for credit losses on fixed maturity securities and loans of $421 million and absence of realized gains related to Affordable Housing portfolio sale in 2021 of $219 million.
The $830 million increase in income tax expense was primarily attributable to higher income from continuing operations.
INCOME TAX EXPENSE ANALYSIS
For the years ended December 31, 2022 and 2021, the effective tax rate on income (loss) from continuing operations was 21.0 percent and 18.0 percent, respectively.
For additional information, see Note 21 to the Consolidated Financial Statements.

AIG | 2022 Form 10-K	65

ITEM 7 | Consolidated Results of Operations

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
For additional information, see Note 21 to the Consolidated Financial Statements.
The following table presents a reconciliation of Book value per common share to Adjusted book value per common share, which is a non-GAAP measure. For additional information, see Use of Non-GAAP Measures.

	At December 31,
(in millions, except per common share data)	2022	2021	2020
Total AIG shareholders' equity	$40,002	$65,956	$66,362
Preferred equity	485	485	485
Total AIG common shareholders' equity	39,517	65,471	65,877
Less: Deferred tax assets	4,518	5,221	7,907
Less: Accumulated other comprehensive income (loss)	(22,092)	6,687	13,511
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,862)	2,791	4,657
Subtotal: AOCI plus cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(19,230)	3,896	8,854
Adjusted common shareholders' equity	$54,229	$56,354	$49,116

Total common shares outstanding	734.1	818.7	861.6

Book value per common share	$53.83	$79.97	$76.46
Adjusted book value per common share	73.87	68.83	57.01
The following table presents a reconciliation of Return on common equity to Adjusted return on common equity, which is a non-GAAP measure. For additional information, see Use of Non-GAAP Measures.

Years Ended December 31,
(dollars in millions)	2022	2021	2020
Actual or annualized net income (loss) attributable to AIG common shareholders	$10,247	$9,359	$(5,973)
Actual or annualized adjusted after-tax income attributable to AIG common shareholders	3,586	4,430	2,201

Average AIG common shareholders' equity	$48,769	$64,704	$63,225
Less: Average DTA	4,739	7,025	8,437
Less: Average AOCI	(12,551)	9,096	7,529
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(1,053)	3,200	2,653
Subtotal: AOCI plus cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(11,498)	5,896	4,876
Average adjusted AIG common shareholders' equity	$55,528	$51,783	$49,912
Return on common equity	21.0%	14.5%	(9.4)%
Adjusted return on common equity	6.5%	8.6%	4.4%
The following table presents a reconciliation of revenues to adjusted revenues:

Years Ended December 31,
(in millions)	2022	2021	2020
Revenues	$56,437	$52,057	$43,736
Changes in fair value of securities used to hedge guaranteed living benefits	(55)	(60)	(56)
Changes in the fair value of equity securities	53	237	(200)
Other (income) expense - net	29	24	(49)
Net investment income on Fortitude Re funds withheld assets	(943)	(1,971)	(1,053)
Net realized (gains) losses on Fortitude Re funds withheld assets	486	(1,003)	(463)
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	(7,481)	603	2,645

66	AIG | 2022 Form 10-K

ITEM 7 | Consolidated Results of Operations

Net realized (gains) losses(a)	(1,731)	(1,585)	148
Non-operating litigation reserves and settlements	(49)	—	(23)
Net impact from elimination of international reporting lag(b)	(978)	—	—
Adjusted revenues	$45,768	$48,302	$44,685
(a)Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.
(b)For additional information, see Note 1 to the Consolidated Financial Statements.
The following table presents a reconciliation of pre-tax income (loss)/net income (loss) attributable to AIG to adjusted pre-tax income (loss)/adjusted after-tax income (loss) attributable to AIG:

Years Ended December 31,	2022				2021				2020
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(e)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(e)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(e)	After Tax
Pre-tax income (loss)/net income (loss), including noncontrolling interests	$14,282	$3,006	$—	$11,275	$12,099	$2,176	$—	$9,923	$(7,293)	$(1,460)	$—	$(5,829)
Noncontrolling interests			(999)	(999)			(535)	(535)			(115)	(115)
Pre-tax income (loss)/net income (loss) attributable to AIG	$14,282	$3,006	$(999)	$10,276	$12,099	$2,176	$(535)	$9,388	$(7,293)	$(1,460)	$(115)	$(5,944)
Dividends on preferred stock				29				29				29
Net income (loss) attributable to AIG common shareholders				$10,247				$9,359				$(5,973)
Changes in uncertain tax positions and other tax adjustments(a)		22	—	(22)		998	—	(998)		132	—	(132)
Deferred income tax valuation allowance (releases) charges(b)		25	—	(25)		(718)	—	718		65	—	(65)
Changes in fair value of securities used to hedge guaranteed living benefits	(30)	(6)	—	(24)	(61)	(13)	—	(48)	(41)	(9)	—	(32)
Changes in benefit reserves and DAC, VOBA and DSI related to net realized gains (losses)	308	65	—	243	52	11	—	41	(12)	(3)	—	(9)
Changes in the fair value of equity securities	53	11	—	42	237	49	—	188	(200)	(42)	—	(158)
Loss on extinguishment of debt	303	64	—	239	389	82	—	307	12	2	—	10
Net investment income on Fortitude Re funds withheld assets	(943)	(198)	—	(745)	(1,971)	(414)	—	(1,557)	(1,053)	(221)	—	(832)
Net realized (gains) losses on Fortitude Re funds withheld assets	486	102	—	384	(1,003)	(211)	—	(792)	(463)	(98)	—	(365)
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	(7,481)	(1,571)	—	(5,910)	603	126	—	477	2,645	555	—	2,090
Net realized (gains) losses(c)	(1,750)	(367)	—	(1,383)	(1,623)	(341)	—	(1,282)	97	22	—	75
(Income) loss from discontinued operations				1				—				(4)
Net loss (gain) on divestitures and other	82	17	—	65	(3,044)	(650)	—	(2,394)	8,525	1,610	—	6,915
Non-operating litigation reserves and settlements	(41)	(9)	—	(32)	3	1	—	2	(21)	(4)	—	(17)
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	(160)	(34)	—	(126)	(186)	(39)	—	(147)	(221)	(46)	—	(175)
Net loss reserve discount (benefit) charge	(703)	(148)	—	(555)	(193)	(40)	—	(153)	516	109	—	407
Pension expense related to a one-time lump sum payment to former employees	60	13	—	47	34	7	—	27	—	—	—	—
Integration and transaction costs associated with acquiring or divesting businesses	194	41	—	153	83	18	—	65	12	3	—	9
Restructuring and other costs	570	120	—	450	433	91	—	342	435	91	—	344
Non-recurring costs related to regulatory or accounting changes	37	8	—	29	68	15	—	53	65	14	—	51
Net impact from elimination of international reporting lag(d)	(127)	(27)	—	(100)	—	—	—	—	—	—	—	—
Noncontrolling interests(e)			608	608			222	222			62	62
Adjusted pre-tax income/Adjusted after-tax income attributable to AIG common shareholders	$5,140	$1,134	$(391)	$3,586	$5,920	$1,148	$(313)	$4,430	$3,003	$720	$(53)	$2,201
Weighted average diluted shares outstanding(f)				787.9				864.9				869.3
Income (loss) per common share attributable to AIG common shareholders (diluted)(f)				$13.01				$10.82				$(6.88)
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)(f)				$4.55				$5.12				$2.52
(a)The years ended December 31, 2021 and 2020 include the completion of audit activity by the IRS. The year ended December 31, 2020 also includes the write-down of net operating loss deferred tax assets in certain foreign jurisdictions, which is offset by valuation allowance release.

AIG | 2022 Form 10-K	67

ITEM 7 | Consolidated Results of Operations

(b)The years ended December 31, 2021 and 2020 include valuation allowance established against a portion of certain tax attribute carryforwards of AIG's U.S. federal consolidated income tax group, as well as valuation allowance changes in certain foreign jurisdictions.
(c)Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.
(d)For additional information, see Note 1 to the Consolidated Financial Statements.
(e)Includes the portion of equity interest of non-operating income of Corebridge and consolidated investment entities that AIG does not own. Prior to June 2, 2020, noncontrolling interests was primarily due to the 19.9 percent investment in Fortitude Holdings by an affiliate of Carlyle, which occurred in the fourth quarter of 2018.
(f)For the year ended December 31, 2020, because we reported a net loss attributable to AIG common shareholders, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts. However, because we reported adjusted after-tax income attributable to AIG common shareholders, the calculation of adjusted after-tax income per diluted share attributable to AIG common shareholders includes 5,401,597 dilutive shares for the year ended December 31, 2020.
PRE-TAX INCOME (LOSS) COMPARISON FOR 2022 AND 2021
Pre-tax income was $14.3 billion in 2022 compared to $12.1 billion in 2021.
For the main drivers impacting AIG’s results of operations, see Net Income (Loss) Attributable to AIG Common Shareholders above.
ADJUSTED PRE-TAX INCOME (LOSS) COMPARISON FOR 2022 AND 2021
Adjusted pre-tax income (loss) was $5.1 billion in 2022 compared to $5.9 billion in 2021.
For the main drivers impacting AIG’s adjusted pre-tax income (loss), see Business Segment Operations - General Insurance, Business Segment Operations - Life and Retirement, and Business Segment Operations - Other Operations.

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
For information regarding AIG’s results of operations for the year ended December 31, 2021 compared with the year ended December 31, 2020, see Part II, Item 7. MD&A – Business Segment Operations of our 2021 Annual Report.
The following table summarizes Adjusted pre-tax income (loss) from our business segment operations. See also Note 3 to the Consolidated Financial Statements.

Years Ended December 31,
(in millions)	2022	2021	2020
General Insurance
North America - Underwriting income (loss)	$648	$(47)	$(1,301)
International - Underwriting income	1,400	1,102	277
Net investment income	2,382	3,304	2,925
General Insurance	4,430	4,359	1,901
Life and Retirement
Individual Retirement	1,222	1,939	1,938
Group Retirement	749	1,284	1,013
Life Insurance	337	106	142
Institutional Markets	349	582	438
Life and Retirement	2,657	3,911	3,531
Other Operations
Other Operations before consolidation and eliminations	(1,542)	(1,418)	(1,963)
Consolidation and eliminations	(405)	(932)	(466)
Other Operations	(1,947)	(2,350)	(2,429)
Adjusted pre-tax income	$5,140	$5,920	$3,003

68	AIG | 2022 Form 10-K

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

AIG | 2022 Form 10-K	69

ITEM 7 | Business Segment Operations | General Insurance

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

OUTLOOK – INDUSTRY AND ECONOMIC FACTORS
Below is a discussion of the industry and economic factors impacting our operating segments:
The results of General Insurance for the twelve months ended December 31, 2022 reflect continued strong performance from our Commercial Lines portfolio and focused execution on our portfolio management strategies within Personal Insurance. Across our North America and International Commercial Lines of business we have seen increased demand for our insurance products with continued positive rate change and improvement in terms and conditions. We continue to monitor inflationary impacts resulting from government stimulus in recent years, ongoing labor force and supply chain disruptions and rising commodity prices, among other factors, on rate adequacy and loss cost trends. Similarly, we are monitoring the responsive monetary policy actions taken or anticipated to be taken by central banks, to curb inflation and the corresponding impact on market interest rates.

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

70	AIG | 2022 Form 10-K

ITEM 7 | Business Segment Operations | General Insurance

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

General Insurance – International
We are continuing to pursue growth in our most profitable lines of business and diversify our portfolio across all regions by expanding key business lines while remaining a market leader in key developed and developing markets. Overall, Commercial Lines continue to show positive rate change, particularly in our Financial Lines, Property, Energy and Marine portfolios and across international markets where market events or withdrawal of capability and capacity have favorably impacted pricing. We are maintaining our underwriting discipline, reducing gross and net limits where appropriate, utilizing reinsurance to reduce volatility, as well as continuing our risk selection strategy to improve profitability.
Personal Insurance focuses on individual customers, as well as group and corporate clients. Although market competition within Personal Insurance has increased, we continue to benefit from the underwriting quality and portfolio diversity.

GENERAL INSURANCE RESULTS

Years Ended December 31,				Change
(in millions)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Underwriting results:
Net premiums written	$25,512	$25,890	$22,959	(1)%	13%
(Increase) decrease in unearned premiums	(172)	(833)	703	79	NM
Net premiums earned	25,340	25,057	23,662	1	6
Losses and loss adjustment expenses incurred(a)	15,407	16,097	16,803	(4)	(4)
Acquisition expenses:
Amortization of deferred policy acquisition costs	3,533	3,530	3,538	—	—
Other acquisition expenses	1,365	1,373	1,283	(1)	7
Total acquisition expenses	4,898	4,903	4,821	—	2
General operating expenses	2,987	3,002	3,062	—	(2)
Underwriting income (loss)	2,048	1,055	(1,024)	94	NM
Net investment income	2,382	3,304	2,925	(28)	13
Adjusted pre-tax income	$4,430	$4,359	$1,901	2%	129%
Loss ratio(a)	60.8	64.2	71.0	(3.4)	(6.8)
Acquisition ratio	19.3	19.6	20.4	(0.3)	(0.8)
General operating expense ratio	11.8	12.0	12.9	(0.2)	(0.9)
Expense ratio	31.1	31.6	33.3	(0.5)	(1.7)
Combined ratio(a)	91.9	95.8	104.3	(3.9)	(8.5)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(5.0)	(5.4)	(10.3)	0.4	4.9
Prior year development, net of reinsurance and prior year premiums	1.8	0.6	0.1	1.2	0.5
Accident year loss ratio, as adjusted	57.6	59.4	60.8	(1.8)	(1.4)
Accident year combined ratio, as adjusted	88.7	91.0	94.1	(2.3)	(3.1)
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

AIG | 2022 Form 10-K	71

ITEM 7 | Business Segment Operations | General Insurance

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

Years Ended December 31,				Percentage Change in U.S. dollars		Percentage Change in Original Currency
(in millions)	2022	2021	2020	2022 vs 2021	2021 vs 2020	2022 vs 2021	2021 vs 2020
North America	$12,364	$11,733	$9,784	5%	20%	6%	20%
International	13,148	14,157	13,175	(7)	7	2	5
Total net premiums written	$25,512	$25,890	$22,959	(1)%	13%	4%	11%
The following tables present General Insurance accident year catastrophes(a) by geography and number of events:

(in millions)	# of Events		North America	International	Total
Years Ended December 31, 2022
Flooding, rainstorms and other	3		$53	$105	$158
Windstorms and hailstorms	18		531	206	737
Winter storms	5		154	53	207
Earthquakes	1		—	19	19
Russia / Ukraine	N/A	(b)	10	97	107
Reinstatement premiums			53	31	84
Total catastrophe-related charges	27		$801	$511	$1,312
Years Ended December 31, 2021
Flooding, rainstorms and other	7		$136	$136	$272
Windstorms and hailstorms	10		541	72	613
Winter storms	3		283	64	347
Wildfires	4		67	—	67
Earthquakes	1		—	19	19
Civil unrest	1		20	19	39
Reinstatement premiums			7	13	20
Total catastrophe-related charges	26		$1,054	$323	$1,377
Years Ended December 31, 2020
Flooding, rainstorms and other	4		$27	$64	$91
Windstorms and hailstorms	14		759	195	954
Wildfires	5		145	2	147
Earthquakes	2		35	12	47
COVID-19	N/A	(c)	703	390	1,093
Civil unrest	1		68	28	96
Reinstatement premiums			(11)	25	14
Total catastrophe-related charges	26		$1,726	$716	$2,442
(a)Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil unrest that exceed the $10 million threshold.
(b)As the Russia/Ukraine conflict continues to evolve the number of events is yet to be determined.
(c)As COVID-19 continues to evolve, impacting many lines of business, the number of events is yet to be determined.

72	AIG | 2022 Form 10-K

ITEM 7 | Business Segment Operations | General Insurance

NORTH AMERICA RESULTS

Years Ended December 31,				Change
(in millions)	2022	2021	2020	2022 vs 2021		2021 vs 2020
Underwriting results:
Net premiums written	$12,364	$11,733	$9,784	5%		20%
(Increase) decrease in unearned premiums	(293)	(744)	518	61		NM
Net premiums earned	12,071	10,989	10,302	10		7
Losses and loss adjustment expenses incurred(a)	8,096	8,134	8,720	—		(7)
Acquisition expenses:
Amortization of deferred policy acquisition costs	1,585	1,333	1,365	19		(2)
Other acquisition expenses	520	440	359	18		23
Total acquisition expenses	2,105	1,773	1,724	19		3
General operating expenses	1,222	1,129	1,159	8		(3)
Underwriting income (loss)	$648	$(47)	$(1,301)	NM	%	96%
Loss ratio(a)	67.1	74.0	84.6	(6.9)		(10.6)
Acquisition ratio	17.4	16.1	16.7	1.3		(0.6)
General operating expense ratio	10.1	10.3	11.3	(0.2)		(1.0)
Expense ratio	27.5	26.4	28.0	1.1		(1.6)
Combined ratio(a)	94.6	100.4	112.6	(5.8)		(12.2)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(6.5)	(9.5)	(16.7)	3.0		7.2
Prior year development, net of reinsurance and prior year premiums	1.0	1.2	1.2	(0.2)		—
Adjustment for ceded premiums under reinsurance contracts and other	—	—	(0.1)	—		NM
Accident year loss ratio, as adjusted	61.6	65.7	69.0	(4.1)		(3.3)
Accident year combined ratio, as adjusted	89.1	92.1	97.0	(3.0)		(4.9)
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
Business and Financial Highlights
Net Premiums Written Comparison for 2022 and 2021
Net premiums written increased by $631 million primarily due to growth in Commercial Lines ($673 million), particularly in Property, Casualty and AIG Re, driven by continued positive rate change, higher renewal retentions and strong new business production, as well as growth in Crop Risk Services driven by higher commodity prices, partially offset by a decrease in Financial Lines due to volatility in capital markets and uncertain economic conditions.
This increase was partially offset by lower production in Personal Insurance ($42 million), particularly in Warranty as well as underwriting actions taken in PCG to improve profitability, partially offset by an increase in Travel.
Underwriting Income (Loss) Comparison for 2022 and 2021
Underwriting income of $648 million in 2022 compared to an underwriting loss of $47 million in 2021 primarily reflected:
•premium growth with improvement in the accident year loss ratio, as adjusted (4.1 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions; and
•lower catastrophe losses (3.0 points or $253 million).
This improvement was partially offset by:
•higher expense ratio of 1.1 points reflecting a higher acquisition ratio (1.3 points) primarily driven by changes in business mix and reinsurance, partially offset by a lower general operating expense ratio (0.2 points) resulting from continued general expense discipline as we grow the portfolio; and
•lower net favorable prior year reserve development in 2022 compared 2021 (0.2 points or $34 million), primarily due to lower favorable development in PCG and higher unfavorable development within Financial Lines, partially offset by higher favorable development in Property, Casualty and Crop Risk Services.

AIG | 2022 Form 10-K	73

ITEM 7 | Business Segment Operations | General Insurance

INTERNATIONAL RESULTS

Years Ended December 31,				Change
(in millions)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Underwriting results:
Net premiums written	$13,148	$14,157	$13,175	(7)%	7%
(Increase) decrease in unearned premiums	121	(89)	185	NM	NM
Net premiums earned	13,269	14,068	13,360	(6)	5
Losses and loss adjustment expenses incurred	7,311	7,963	8,083	(8)	(1)
Acquisition expenses:
Amortization of deferred policy acquisition costs	1,948	2,197	2,173	(11)	1
Other acquisition expenses	845	933	924	(9)	1
Total acquisition expenses	2,793	3,130	3,097	(11)	1
General operating expenses	1,765	1,873	1,903	(6)	(2)
Underwriting income	$1,400	$1,102	$277	27%	298%
Loss ratio	55.1	56.6	60.5	(1.5)	(3.9)
Acquisition ratio	21.0	22.2	23.2	(1.2)	(1.0)
General operating expense ratio	13.3	13.3	14.2	—	(0.9)
Expense ratio	34.3	35.5	37.4	(1.2)	(1.9)
Combined ratio	89.4	92.1	97.9	(2.7)	(5.8)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(3.7)	(2.3)	(5.3)	(1.4)	3.0
Prior year development, net of reinsurance and prior year premiums	2.5	0.1	(0.7)	2.4	0.8
Accident year loss ratio, as adjusted	53.9	54.4	54.5	(0.5)	(0.1)
Accident year combined ratio, as adjusted	88.2	89.9	91.9	(1.7)	(2.0)
Business and Financial Highlights
Net Premiums Written Comparison for 2022 and 2021
Net premiums written, excluding the impact of unfavorable foreign exchange ($1,287 million), increased by $278 million due to growth in Commercial Lines ($417 million), notably Specialty, Property and Casualty driven by continued positive rate change and strong new business production.
This increase was partially offset by lower production in Personal Insurance ($139 million), where declines in Warranty and Personal Auto were partially offset by growth in Travel and Accident & Health.
Underwriting Income (Loss) Comparison for 2022 and 2021
Underwriting income increased by $298 million primarily due to:
•higher net favorable prior year reserve development in 2022 compared to 2021 (2.4 points or $346 million), primarily as a result of lower unfavorable development in Financial Lines and higher favorable development in Specialty, partially offset by lower favorable development in Accident & Health;
•a lower expense ratio (1.2 points) from a lower acquisition ratio (1.2 points) primarily driven by changes in business mix, improved commission terms and reinsurance program changes; and
•improvement in the accident year loss ratio, as adjusted (0.5 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions.
These increases were partially offset by higher catastrophe losses (1.4 points or $188 million).

74	AIG | 2022 Form 10-K

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

Retail Mutual Funds: Included our mutual fund offerings and related administration and servicing operations. Retail Mutual Funds were distributed primarily through broker-dealers. On July 16, 2021, the Company sold certain assets of the AIG Retail Mutual Funds business or otherwise liquidated.

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
AIG Retirement Services employee financial advisors serve individual clients, including in-plan enrollment support and education, and comprehensive financial planning services.

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

FHLB Funding Agreements: Funding agreements are issued by our U.S. Life and Retirement companies to FHLBs in their respective districts at fixed or floating rates over specified periods, which can be prepaid at our discretion. Proceeds are generally invested in fixed income securities and other suitable investments to generate spread income. These investment contracts do not have mortality or morbidity risk and are similar to GICs.

AIG | 2022 Form 10-K	75

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

Group Retirement continues to enhance its technology platform to improve the customer experience for plan sponsors and individual participants. AIG Retirement Services’ self-service tools paired with its employee financial advisors provide a compelling service platform. Group Retirement’s strategy also involves providing financial planning services for its clients and meeting their need for income in retirement. In this advisory role, Group Retirement’s clients may invest in assets in which AIG or a third-party is custodian.

Life Insurance in the U.S. will continue to position itself for growth and changing market dynamics while continuing to execute strategies to enhance returns. Our focus is on materializing success from a multi-year effort of building state-of-the-art platforms and underwriting innovations, which are expected to bring process improvements and cost efficiencies.
In the UK, AIG Life Limited will continue to focus on growing the business organically and through potential acquisition opportunities.

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

76	AIG | 2022 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

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
For additional information on the separation of Life and Retirement please, see Note 1 to the Consolidated Financial Statements and Part I, Item 1A. Risk Factors – Business and Operations – “No assurances can be given that the separation of our Life and Retirement business will occur or as to the specific terms or timing thereof. In addition, we may not achieve the expected benefits of the separation and will have continuing equity market exposure to Corebridge until we fully divest our stake.”

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

Group Retirement
Group Retirement competes in the defined contribution market under the AIG Retirement Services brand. AIG Retirement Services is a leading retirement plan provider in the U.S. for K-12 schools and school districts, higher education, healthcare, government and other not-for-profit institutions. The defined contribution market is a highly efficient and competitive market that requires support for both plan sponsors and individual participants. To meet this challenge, AIG Retirement Services is investing in a client- focused technology platform to support improved compliance and self-service functionality. AIG Retirement Services’ model pairs self-service tools with its employee financial advisors who provide individual plan participants with enrollment support and comprehensive financial planning services.
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

AIG | 2022 Form 10-K	77

ITEM 7 | Business Segment Operations | Life and Retirement

In response to consumer needs and a changing interest rate environment, our Life Insurance product portfolio will continue to promote products with less long-duration interest rate risk and mitigate exposure to products that have long-duration interest rate risk through sales levels and hedging strategies.
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

For additional information on the impact of market interest rate movement on our Life and Retirement business, see Executive Summary – AIG’s Outlook – Industry and Economic Factors – Impact of Changes in the Interest Rate Environment and Equity Markets.

LIFE AND RETIREMENT RESULTS

Years Ended December 31,				Percentage Change
(in millions)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Adjusted revenues:
Premiums	$5,508	$6,029	$4,624	(9)%	30%
Policy fees	2,972	3,051	2,874	(3)	6
Net investment income	8,347	9,521	8,881	(12)	7
Advisory fee and other income	827	993	896	(17)	11
Total adjusted revenues	17,654	19,594	17,275	(10)	13
Benefits, losses and expenses:
Policyholder benefits and losses incurred	7,659	8,379	6,884	(9)	22
Interest credited to policyholder account balances	3,681	3,565	3,551	3	—
Amortization of deferred policy acquisition costs	1,130	973	632	16	54
Non deferrable insurance commissions	640	672	590	(5)	14
Advisory fee expenses	266	322	316	(17)	2
General operating expenses	1,598	1,642	1,616	(3)	2
Interest expense	23	130	155	(82)	(16)
Total benefits, losses and expenses	14,997	15,683	13,744	(4)	14
Adjusted pre-tax income	$2,657	$3,911	$3,531	(32)%	11%
For additional information including the impact of actuarial assumptions on our Life and Retirement results, see Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and DAC – Update of Actuarial Assumptions by Business Segment Impact to Adjusted Pre-tax Income (Loss).
Our insurance companies generate significant revenues from investment activities. As a result, the operating segments in Life and Retirement are significantly impacted by variances in net investment income on the asset portfolios that support insurance liabilities and surplus.
For additional information on our investment strategy, asset-liability management process and invested asset composition, see Investments.

78	AIG | 2022 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

INDIVIDUAL RETIREMENT RESULTS

Years Ended December 31,				Change
(in millions)	2022	2021	2020	2022 vs 2021		2021 vs 2020
Adjusted revenues:
Premiums	$230	$191	$151	20%		26%
Policy fees	836	962	861	(13)		12
Net investment income	3,898	4,338	4,131	(10)		5
Advisory fee and other income	451	592	571	(24)		4
Total adjusted revenues	5,415	6,083	5,714	(11)		6
Benefits and expenses:
Policyholder benefits and losses incurred	626	536	397	17		35
Interest credited to policyholder account balances	1,877	1,787	1,751	5		2
Amortization of deferred policy acquisition costs	761	736	590	3		25
Non deferrable insurance commissions	351	397	334	(12)		19
Advisory fee expenses	141	189	205	(25)		(8)
General operating expenses	426	438	427	(3)		3
Interest expense	11	61	72	(82)		(15)
Total benefits, losses and expenses	4,193	4,144	3,776	1		10
Adjusted pre-tax income	$1,222	$1,939	$1,938	(37)%		—%
Fixed annuities base net investment spread:
Base yield*	4.03%	3.94%	4.16%	9	bps	(22)	bps
Cost of funds	2.60	2.58	2.63	2		(5)
Fixed annuities base net investment spread	1.43%	1.36%	1.53%	7	bps	(17)	bps
Variable and fixed index annuities base net investment spread:
Base yield*	3.89%	3.83%	3.94%	6	bps	(11)	bps
Cost of funds	1.46	1.32	1.31	14		1
Variable and fixed index annuities base net investment spread	2.43%	2.51%	2.63%	(8)	bps	(12)	bps
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for 2022 and 2021
Adjusted pre-tax income decreased $717 million primarily due to:
•lower net investment income, net of interest credited ($530 million) primarily driven by lower alternative investment income ($401 million), lower yield enhancement income ($285 million), partially offset by higher base portfolio income, net of interest credited ($156 million);
•higher DAC amortization and policyholder benefits net of premiums, excluding the review and update of actuarial assumptions ($225 million) primarily due to lower variable annuity separate account returns; and
•lower policy and advisory fee income, net of advisory fee expenses ($219 million), primarily due to a decrease in variable annuity separate account assets driven by negative equity market performance and sale of retail mutual funds to Touchstone.
Partially offset by:
•net favorable impact from the review and update of actuarial assumptions ($184 million);
•lower interest expense on debt borrowings due to sale of Affordable Housing ($50 million); and
•lower non-deferred commissions ($46 million) due to a decrease in variable annuity separate account assets;

AIG | 2022 Form 10-K	79

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
The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2022	2021	2020
Premiums	$230	$191	$151
Deposits	14,900	13,732	10,228
Other	(10)	(7)	(9)
Premiums and deposits	$15,120	$13,916	$10,370
The following table presents Individual Retirement premiums and deposits and net flows by product line:

Years Ended December 31,	Premiums and Deposits			Net Flows
(in millions)	2022	2021	2020	2022	2021	2020
Fixed Annuities	$5,695	$3,011	$2,535	$(441)	$(2,396)	$(2,504)
Variable Annuities	3,109	5,025	3,003	(1,671)	(864)	(1,554)
Fixed Index Annuities	6,316	5,621	4,096	4,522	4,072	2,991
Retail Mutual Funds	—	259	736	—	(1,402)	(3,661)
Total	$15,120	$13,916	$10,370	$2,410	$(590)	$(4,728)
Premiums and Deposits and Net Flow Comparison for 2022 and 2021
Fixed Annuities Net outflows decreased ($2.0 billion) over the prior year, primarily due to higher premiums and deposits ($2.7 billion) due to competitive pricing and higher interest rates and lower death benefits ($300 million), partially offset by higher surrenders and withdrawals ($1.0 billion).
Variable Annuities Net outflows increased ($807 million) primarily due to lower premiums and deposits ($1.9 billion), due to market volatility; partially offset by lower surrenders and withdrawals ($993 million) and lower death benefits ($116 million).
Fixed Index Annuities Net inflows increased ($450 million) primarily due to higher premiums and deposits ($695 million), due to competitive pricing and higher interest rates; partially offset by higher surrenders and withdrawals ($193 million) and higher death benefits ($52 million).
Retail Mutual Funds There were no flows in 2022 due to the Touchstone sale in the second quarter of 2021. For additional information regarding the sale of certain assets of the AIG Life and Retirement Retail Mutual Funds business, see Note 1 to the Consolidated Financial Statements.
The following table presents surrenders as a percentage of average reserves:

Years Ended December 31,	2022	2021	2020
Surrenders as a percentage of average reserves
Fixed annuities	9.2%	7.2%	5.9%
Variable annuities	6.6	7.3	6.2
Fixed index annuities	4.7	4.6	4.0

80	AIG | 2022 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

The following table presents reserves for fixed annuities and variable and fixed index annuities by surrender charge category:

At December 31,	2022			2021
(in millions)	Fixed Annuities	Fixed Index Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities	Variable Annuities
No surrender charge	$24,937	$2,274	$28,315	$26,419	$2,009	$34,030
Greater than 0% - 2%	1,786	1,355	7,272	2,091	1,681	10,926
Greater than 2% - 4%	2,260	4,539	5,268	2,424	4,195	9,884
Greater than 4%	18,941	25,238	12,623	16,443	22,489	13,219
Non-surrenderable	2,454	—	—	2,373	—	—
Total reserves	$50,378	$33,406	$53,478	$49,750	$30,374	$68,059
Individual Retirement annuities are typically subject to a three- to seven-year surrender charge period, depending on the product. For fixed annuities, the proportion of reserves subject to surrender charge at December 31, 2022 increased compared to December 31, 2021 primarily due to growth in business. For fixed index annuities, the proportion was slightly lower due to the aging of the business. The increase in the proportion of reserves with no surrender charge for variable annuities as of December 31, 2022 compared to December 31, 2021 was principally due to normal aging of business.
GROUP RETIREMENT RESULTS

Years Ended December 31,				Change
(in millions)	2022	2021	2020	2022 vs 2021		2021 vs 2020
Adjusted revenues:
Premiums	$19	$22	$19	(14)%		16%
Policy fees	451	522	443	(14)		18
Net investment income	2,005	2,410	2,236	(17)		8
Advisory fee and other income	305	337	272	(9)		24
Total adjusted revenues	2,780	3,291	2,970	(16)		11
Benefits and expenses:
Policyholder benefits and losses incurred	97	74	72	31		3
Interest credited to policyholder account balances	1,142	1,150	1,123	(1)		2
Amortization of deferred policy acquisition costs	96	61	7	57		NM
Non deferrable insurance commissions	123	111	117	11		(5)
Advisory fee expenses	124	133	111	(7)		20
General operating expenses	443	443	485	—		(9)
Interest expense	6	35	42	(83)		(17)
Total benefits, losses and expenses	2,031	2,007	1,957	1		3
Adjusted pre-tax income	$749	$1,284	$1,013	(42)%		27%
Base net investment spread:
Base yield*	4.04%	4.11%	4.26%	(7)	bps	(15)	bps
Cost of funds	2.59	2.61	2.65	(2)		(4)
Base net investment spread	1.45%	1.50%	1.61%	(5)	bps	(11)	bps
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for 2022 and 2021
Adjusted pre-tax income decreased $535 million primarily due to:
•lower net investment income, net of interest credited ($397 million) primarily driven by lower alternative investment income ($224 million), lower yield enhancement income ($158 million) and higher base portfolio income net of interest credited ($15 million);
•lower policy and advisory fee income, net of advisory fee expenses of ($94 million) due to lower fee based assets under administration as a result of lower equity market performance; and
•higher DAC and sales inducement amortization and higher policyholder benefits, net of premiums mostly due to lower equity market performance ($61 million).

AIG | 2022 Form 10-K	81

ITEM 7 | Business Segment Operations | Life and Retirement

These decreases were partially offset by lower interest expense on debt borrowings due to sale of Affordable Housing ($29 million).
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
The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits and net flows:

Years Ended December 31,
(in millions)	2022	2021	2020
Premiums	$19	$22	$19
Deposits	7,923	7,744	7,477
Premiums and deposits(a)	$7,942	$7,766	$7,496
Net Flows	$(3,111)	$(3,208)	$(1,940)
(a)Excludes client deposits into advisory and brokerage accounts of $2.1 billion, $2.5 billion and $1.4 billion for the years ended December 31, 2022, 2021 and 2020 respectively.
Premiums and Deposits and Net Flow Comparison for 2022 and 2021
Net outflows decreased ($97 million) primarily due to higher premiums and deposits ($176 million), partially offset by higher death and payout annuity benefits of ($30 million), and higher surrenders and withdrawals of ($49 million). In general, net outflows are concentrated in fixed annuity products with higher contractual guaranteed minimum crediting rates. Large plan acquisitions and surrenders resulted in higher net flows of ($121 million) compared to the prior year.
The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

Years Ended December 31,	2022	2021	2020
Surrenders as a percentage of average reserves and mutual funds	9.5%	8.8%	8.6%
The following table presents reserves for Group Retirement annuities by surrender charge category:

At December 31,
(in millions)	2022(a)	2021(a)
No surrender charge(b)	$70,111	$81,132
Greater than 0% - 2%	456	716
Greater than 2% - 4%	436	857
Greater than 4%	6,316	6,197
Non-surrenderable	739	810
Total reserves	$78,058	$89,712
(a)Excludes mutual fund assets under administration of $24.0 billion and $28.8 billion at December 31, 2022 and 2021, respectively.
(b)Group Retirement amounts in this category include general account reserves of approximately $4.5 billion and $4.7 billion at December 31, 2022 and 2021, respectively, which are subject to 20 percent annual withdrawal limitations at the participant level and general account reserves of $5.8 billion and $5.7 billion at December 31, 2022 and 2021, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.
Group Retirement annuity deposits are typically subject to a five- to seven-year surrender charge period, depending on the product. At December 31, 2022, Group Retirement annuity reserves with no surrender charge decreased compared to December 31, 2021 primarily due to decline in assets under management from lower equity markets.

82	AIG | 2022 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

LIFE INSURANCE RESULTS

Years Ended December 31,				Percentage Change
(in millions)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Adjusted revenues:
Premiums	$2,346	$2,051	$1,915	14%	7%
Policy fees	1,491	1,380	1,384	8	—
Net investment income	1,393	1,619	1,526	(14)	6
Other income	69	62	52	11	19
Total adjusted revenues	5,299	5,112	4,877	4	5
Benefits and expenses:
Policyholder benefits and losses incurred	3,555	3,636	3,569	(2)	2
Interest credited to policyholder account balances	342	354	373	(3)	(5)
Amortization of deferred policy acquisition costs	267	170	30	57	467
Non deferrable insurance commissions	137	137	108	—	27
Advisory fee expenses	1	—	—	NM	NM
General operating expenses	656	684	625	(4)	9
Interest expense	4	25	30	(84)	(17)
Total benefits, losses and expenses	4,962	5,006	4,735	(1)	6
Adjusted pre-tax income	$337	$106	$142	218%	(25)%
Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for 2022 and 2021
Adjusted pre-tax income increased $231 million primarily due to:
•higher premiums and policy fees, net of policyholder benefits, excluding actuarial assumptions update ($509 million), primarily due to favorable mortality; and
•lower general operating expenses ($28 million).
Partially offsetting this increase was:
•lower net investment income, net of interest credited ($214 million), primarily driven by lower alternative investment and yield enhancement income ($262 million) primarily due to lower equity partnership performance and reduced gains on calls, and higher base portfolio income, net of interest credited ($48 million); and
•lower net favorable impact from the review and update of actuarial assumptions ($82 million).

LIFE INSURANCE GAAP PREMIUMS AND PREMIUMS AND DEPOSITS
Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life and international life and health. Premiums, excluding the effect of foreign exchange, increased $391 million in 2022 compared to 2021. Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.
Premiums and deposits, excluding the effect of foreign exchange, increased $147 million in 2022 compared to 2021 primarily due to growth in international life premiums.
The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2022	2021	2020
Premiums	$2,346	$2,051	$1,915
Deposits	1,600	1,635	1,648
Other*	725	964	850
Premiums and deposits	$4,671	$4,650	$4,413
*Other principally consists of adding back ceded premiums to reflect the gross premiums and deposits.

AIG | 2022 Form 10-K	83

ITEM 7 | Business Segment Operations | Life and Retirement

INSTITUTIONAL MARKETS RESULTS

Years Ended December 31,				Percentage Change
(in millions)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Adjusted revenues:
Premiums	$2,913	$3,765	$2,539	(23)%	48%
Policy fees	194	187	186	4	1
Net investment income	1,051	1,154	988	(9)	17
Other income	2	2	1	—	100
Total adjusted revenues	4,160	5,108	3,714	(19)	38
Benefits and expenses:
Policyholder benefits and losses incurred	3,381	4,133	2,846	(18)	45
Interest credited to policyholder account balances	320	274	304	17	(10)
Amortization of deferred policy acquisition costs	6	6	5	—	20
Non deferrable insurance commissions	29	27	31	7	(13)
General operating expenses	73	77	79	(5)	(3)
Interest expense	2	9	11	(78)	(18)
Total benefits, losses and expenses	3,811	4,526	3,276	(16)	38
Adjusted pre-tax income	$349	$582	$438	(40)%	33%
Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for 2022 and 2021
Adjusted pre-tax income decreased $233 million primarily due to:
•lower net investment income ($103 million) primarily driven by lower alternative investment income ($145 million) and lower yield enhancement income ($89 million) partially offset by higher base portfolio income ($131 million);
•lower premiums primarily on new pension risk transfer business ($852 million); and
•higher interest credited on policyholder account balances, primarily related to the GIC business ($46 million).
Partially offsetting these decreases was a reduction in policyholder benefits and losses incurred (including interest accretion) primarily on new pension risk transfer business ($752 million).
INSTITUTIONAL MARKETS GAAP PREMIUMS AND PREMIUMS AND DEPOSITS
Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums decreased $852 million in 2022 compared to 2021 primarily driven by the transactional nature of the pension risk transfer business (direct and assumed reinsurance).
Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on investment-type annuity contracts. Deposits primarily include GICs, FHLB funding agreements and structured settlement annuities with no life contingencies.
Premiums and deposits decreased $623 million in 2022 compared to 2021 primarily due to lower premiums on pension risk transfer business, partially offset by deposits of structured settlement annuities.
The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2022	2021	2020
Premiums	$2,913	$3,765	$2,539
Deposits	1,382	1,158	2,281
Other*	30	25	26
Premiums and deposits	$4,325	$4,948	$4,846
*Other principally consists of adding back ceded premiums to reflect the gross premiums and deposits.

84	AIG | 2022 Form 10-K

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

OTHER OPERATIONS RESULTS

Years Ended December 31,				Percentage Change
(in millions)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Adjusted revenues:
Premiums	$85	$186	$233	(54)%	(20)%
Policy fees	—	—	43	NM	NM
Net investment income:
Interest and dividends	353	169	905	109	(81)
Alternative investments	516	919	82	(44)	NM
Other investment income (loss)	(129)	65	147	NM	(56)
Investment expenses	(26)	(41)	(47)	37	13
Total net investment income	714	1,112	1,087	(36)	2
Other income	28	40	22	(30)	82
Total adjusted revenues	827	1,338	1,385	(38)	(3)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	30	250	816	(88)	(69)
Interest credited to policyholder account balances	—	1	89	NM	(99)
Acquisition expenses:
Amortization of deferred policy acquisition costs	5	37	50	(86)	(26)
Other acquisition expenses	(1)	(1)	1	—	NM
Total acquisition expenses	4	36	51	(89)	(29)
General operating expenses:
Corporate and Other	1,119	1,137	1,004	(2)	13
Asset Management	45	72	42	(38)	71
Amortization of intangible assets	40	40	40	—	—
Total General operating expenses	1,204	1,249	1,086	(4)	15
Interest expense:
Corporate and Other	908	1,032	1,148	(12)	(10)
Asset Management*	223	188	158	19	19
Total interest expense	1,131	1,220	1,306	(7)	(7)
Total benefits, losses and expenses	2,369	2,756	3,348	(14)	(18)
Adjusted pre-tax loss before consolidation and eliminations	(1,542)	(1,418)	(1,963)	(9)	28
Consolidation and eliminations	(405)	(932)	(466)	57	(100)
Adjusted pre-tax loss	$(1,947)	$(2,350)	$(2,429)	17%	3%
Adjusted pre-tax income (loss) by activities:
Corporate and Other	$(2,053)	$(2,329)	$(2,041)	12%	(14)%
Asset Management	511	911	78	(44)	NM
Consolidation and eliminations	(405)	(932)	(466)	57	(100)
Adjusted pre-tax loss	$(1,947)	$(2,350)	$(2,429)	17%	3%
*Interest – Asset Management primarily represents interest expense on consolidated investment entities of $217 million, $182 million and $148 million in 2022, 2021 and 2020, respectively.

AIG | 2022 Form 10-K	85

ITEM 7 | Business Segment Operations | Other Operations

2022 AND 2021 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations of $1.5 billion in 2022 compared to $1.4 billion in 2021, decrease of $124 million was primarily due to:
•lower net investment income associated with consolidated investment entities of $382 million partially offset by higher income on AIG Parent portfolio of $94 million due to higher yields and $56 million mark to market gain on the 2.46 percent equity interest in Fortitude Group Holdings, LLC;
•lower underwriting loss attributable to lower catastrophe losses of $38 million and absence of unfavorable prior year development ($86 million in 2021) within Other Operations Run-Off, primarily Blackboard U.S. Holdings, Inc. (Blackboard);
•lower corporate interest expense primarily driven by interest savings of $225 million from $9.4 billion debt repurchases, through cash tender offers, and debt redemption in 2022 as well as $92 million from $3.6 billion of debt redemptions and debt repurchases, through cash tender offers in 2021, partially offset by interest expense of $240 million on $6.5 billion Corebridge senior unsecured notes, $1.5 billion draw down on Corebridge DDTL facility and $1.0 billion junior subordinated debt issued by Corebridge in 2022; and
•lower corporate and other general operating expenses of $45 million primarily driven by decreases in employment costs of $254 million partially offset by higher professional fees of $209 million.
Adjusted pre-tax loss on consolidation and eliminations of $405 million in 2022 compared to $932 million in 2021, a decrease of $527 million, was primarily due to the elimination of the insurance companies’ net investment income from their investment in the consolidated investment entities of $520 million.

86	AIG | 2022 Form 10-K

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

INVESTMENT HIGHLIGHTS IN 2022

•A significant rise in interest rates and widening of credit spreads resulted in net unrealized losses in our available for sale fixed security portfolio of $47.7 billion during 2022. Our Net unrealized gain of $18.1 billion as of December 31, 2021 decreased to a net unrealized loss of $29.7 billion on our available for sale portfolio as of December 31, 2022.
•We continued to make investments in structured securities and other fixed maturity securities with favorable risk compared to return characteristics to improve yields and increase net investment income.
•We experienced a decrease in net investment income in 2022 compared to the prior year due primarily to lower returns in our private equity and hedge funds compared to gains in the prior year, and lower income in our available for sale fixed security portfolio primarily driven by lower call and prepayment income, which was partially offset by higher income in base portfolio.
•Blended investment yields on new investments are higher than blended rates on investments that were sold, matured or called.

INVESTMENT STRATEGIES
Investment strategies are assessed at the segment level and involve considerations that include local and general market and economic conditions, duration and cash flow management, risk appetite and volatility constraints, rating agency and regulatory capital considerations, tax, regulatory and legal investment limitations, and, as applicable, environmental, social and governance considerations.
Some of our key investment strategies are as follows:
•Our fundamental strategy across the portfolios is to seek investments with similar characteristics to the associated insurance liabilities to the extent practicable.
•We seek to purchase investments that offer enhanced yield through illiquidity premiums, such as private placements and commercial mortgage loans, which also add portfolio diversification. These assets typically afford credit protections through covenants, ability to customize structures that meet our insurance liability needs, and deeper due diligence given information access.
•Given our global presence, we seek investments that provide diversification from local markets. To the extent we purchase these investments, we generally hedge any currency risk using derivatives, which could provide opportunities to earn higher risk adjusted returns compared to investments in the functional currency.
•AIG Parent, included in Other Operations, actively manages its assets and liabilities, counterparties and duration. AIG Parent’s liquidity sources are held primarily in the form of cash and short-term investments. This strategy allows us to both diversify our sources of liquidity and reduce the cost of maintaining sufficient liquidity.
•Within the U.S., the Life and Retirement and General Insurance investments are generally split between reserve backing and surplus portfolios.
–Insurance reserves are backed mainly by investment grade fixed maturity securities that meet our duration, risk-return, tax, liquidity, credit quality and diversification objectives. We assess asset classes based on their fundamental underlying risk factors, including credit (public and private), commercial real estate and residential real estate, regardless of whether such investments are bonds, loans, or structured products.
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

AIG | 2022 Form 10-K	87

ITEM 7 | Investments

•Outside of the U.S., fixed maturity securities held by our insurance companies consist primarily of investment-grade securities generally denominated in the currencies of the countries in which we operate.
•We also utilize derivatives to manage our asset and liability duration as well as currency exposures.
Asset-Liability Management
The investment strategy within the General Insurance companies focuses on growth of surplus, maintenance of sufficient liquidity for unanticipated insurance claims, and preservation of capital. General Insurance invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies’ North America operations have an average duration of 4.0 years. Fixed maturity securities of the General Insurance companies’ International operations have an average duration of 3.2 years.
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
Fixed maturity securities of the Life and Retirement companies’ domestic operations have an average duration of 7.2 years.
In addition, the Life and Retirement companies seek to enhance surplus portfolio returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved returns in excess of the fixed maturity portfolio returns.
National Association of Insurance Commissioners (NAIC) Designations of Fixed Maturity Securities
The Securities Valuation Office (SVO) of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called NAIC Designations. In general, NAIC Designations of ‘1’ highest quality, or ‘2’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. NAIC Designations for non-agency residential mortgage backed securities (RMBS) and commercial mortgage backed securities (CMBS) are calculated using third party modeling results provided through the NAIC. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of AIG subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by composite AIG credit rating, which is generally based on ratings of the three major rating agencies. For fixed maturity securities where no NAIC Designation is assigned or able to be calculated using third-party data, the NAIC Designation category used in the first table below reflects an internal rating.
The NAIC Designations presented below do not reflect the added granularity to the designation categories adopted by the NAIC in 2020, which further subdivide each category of fixed maturity securities by appending letter modifiers to the numerical designations.
For a full description of the composite AIG credit ratings, see – Credit Ratings below.

88	AIG | 2022 Form 10-K

ITEM 7 | Investments

The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

December 31, 2022
(in millions)
NAIC Designation	1	2	Total Investment Grade	3	4	5	6	Total Below Investment Grade	Total
Other fixed maturity securities	$88,366	$67,549	$155,915	$7,494	$7,952	$855	$374	$16,675	$172,590
Mortgage-backed, asset-backed and collateralized	50,682	6,828	57,510	360	91	30	39	520	58,030
Total*	$139,048	$74,377	$213,425	$7,854	$8,043	$885	$413	$17,195	$230,620
*Excludes $21 million of fixed maturity securities for which no NAIC Designation is available.
The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

December 31, 2022
(in millions)
Composite AIG Credit Rating	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
Other fixed maturity securities	$91,247	$64,215	$155,462	$7,669	$8,155	$1,304	$17,128	$172,590
Mortgage-backed, asset-backed and collateralized	44,823	7,435	52,258	537	428	4,807	5,772	58,030
Total*	$136,070	$71,650	$207,720	$8,206	$8,583	$6,111	$22,900	$230,620
*Excludes $21 million of fixed maturity securities for which no NAIC Designation is available.
CREDIT RATINGS
At December 31, 2022, approximately 88 percent of our fixed maturity securities were held by our domestic entities. Approximately 89 percent of these securities were rated investment grade by one or more of the principal rating agencies.
Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At December 31, 2022, approximately 94 percent of such investments were either rated investment grade or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated investment grade. Approximately 27 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.
Composite AIG Credit Ratings
With respect to our fixed maturity securities, the credit ratings in the table below and in subsequent tables reflect: (i) a composite of the ratings of the three major rating agencies, or when agency ratings are not available, the NAIC Designation assigned by the NAIC SVO (99 percent of total fixed maturity securities), or (ii) our internal ratings when these investments have not been rated by any of the major rating agencies or the NAIC. The “Non-rated” category in those tables consists of fixed maturity securities that have not been rated by any of the major rating agencies, the NAIC or us.
For information regarding credit risks associated with Investments, see Enterprise Risk Management – Credit Risk Management.

AIG | 2022 Form 10-K	89

ITEM 7 | Investments

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
(in millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Rating:
Other fixed maturity securities
AAA	$13,477	$15,578	$36	$1,756	$13,513	$17,334
AA	31,061	39,110	810	282	31,871	39,392
A	45,618	57,346	244	160	45,862	57,506
BBB	63,173	83,192	1,043	461	64,216	83,653
Below investment grade	16,538	17,795	432	314	16,970	18,109
Non-rated	175	1,638	4	—	179	1,638
Total	$170,042	$214,659	$2,569	$2,973	$172,611	$217,632
Mortgage-backed, asset-backed and collateralized
AAA	$20,729	$27,144	$253	$232	$20,982	$27,376
AA	15,706	15,688	659	485	16,365	16,173
A	7,186	6,685	289	197	7,475	6,882
BBB	6,857	5,492	578	725	7,435	6,217
Below investment grade	5,509	7,508	125	1,462	5,634	8,970
Non-rated	127	26	12	204	139	230
Total	$56,114	$62,543	$1,916	$3,305	$58,030	$65,848
Total
AAA	$34,206	$42,722	$289	$1,988	$34,495	$44,710
AA	46,767	54,798	1,469	767	48,236	55,565
A	52,804	64,031	533	357	53,337	64,388
BBB	70,030	88,684	1,621	1,186	71,651	89,870
Below investment grade	22,047	25,303	557	1,776	22,604	27,079
Non-rated	302	1,664	16	204	318	1,868
Total	$226,156	$277,202	$4,485	$6,278	$230,641	$283,480
Available-for-Sale Investments
The following table presents the fair value of our available-for-sale securities:

(in millions)	December 31, 2022	December 31, 2021
Bonds available for sale:
U.S. government and government sponsored entities	$6,619	$8,194
Obligations of states, municipalities and political subdivisions	12,099	14,527
Non-U.S. governments	13,485	16,330
Corporate debt	137,839	175,608
Mortgage-backed, asset-backed and collateralized:
RMBS	18,817	27,287
CMBS	14,193	15,809
CLO/ABS	23,104	19,447
Total mortgage-backed, asset-backed and collateralized	56,114	62,543
Total bonds available for sale*	$226,156	$277,202
*At December 31, 2022 and 2021, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $22.3 billion and $27.0 billion, respectively.

90	AIG | 2022 Form 10-K

ITEM 7 | Investments

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

(in millions)	December 31, 2022	December 31, 2021
Canada	$1,312	$1,233
Germany	856	702
Japan	812	1,230
France	636	731
Indonesia	514	634
United Kingdom	446	1,031
Australia	441	275
Chile	401	511
United Arab Emirates	380	484
Mexico	379	481
Other	7,374	9,094
Total	$13,551	$16,406
The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	December 31, 2022					December 31, 2021 Total
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products	Total
Euro-Zone countries:
Germany	$856	$223	$2,343	$—	$3,422	$3,610
France	636	1,276	1,007	—	2,919	3,870
Netherlands	193	833	999	35	2,060	2,652
Belgium	56	262	898	40	1,256	1,620
Ireland	9	12	357	789	1,167	1,958
Luxembourg	17	696	312	—	1,025	880
Spain	5	288	391	—	684	888
Italy	17	73	401	—	491	636
Denmark	175	69	130	—	374	518
Finland	31	30	36	—	97	150
Other Euro-Zone	253	—	23	—	276	379
Total Euro-Zone	$2,248	$3,762	$6,897	$864	$13,771	$17,161
Remainder of Europe:
United Kingdom	$446	$3,661	$7,607	$778	$12,492	$16,908
Switzerland	29	708	712	—	1,449	1,884
Norway	276	112	219	—	607	797
Sweden	181	150	102	—	433	537
Jersey (Channel Islands)	3	149	35	123	310	225
Russian Federation	2	1	31	—	34	359
Other - Remainder of Europe	55	27	78	—	160	261
Total - Remainder of Europe	$992	$4,808	$8,784	$901	$15,485	$20,971
Total	$3,240	$8,570	$15,681	$1,765	$29,256	$38,132

AIG | 2022 Form 10-K	91

ITEM 7 | Investments

Investments in Municipal Bonds
At December 31, 2022, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 97 percent of the portfolio rated A or higher.
The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	December 31, 2022
(in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value	December 31, 2021 Total Fair Value
California	$528	$469	$1,602	$2,599	$3,108
New York	50	204	1,953	2,207	2,765
Texas	32	442	694	1,168	1,416
Illinois	76	66	690	832	1,009
Massachusetts	245	20	332	597	666
Pennsylvania	62	2	327	391	397
Georgia	91	58	205	354	474
Florida	5	—	332	337	403
Ohio	8	—	326	334	488
New Jersey	13	2	293	308	282
Washington	104	6	169	279	359
Virginia	9	—	268	277	380
Washington, D.C.	10	—	207	217	293
All other states(a)	358	173	1,668	2,199	2,487
Total(b)(c)	$1,591	$1,442	$9,066	$12,099	$14,527
(a)We did not have material credit exposure to the government of Puerto Rico.
(b)Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.
(c)Includes $327 million of pre-refunded municipal bonds.
Investments in Corporate Debt Securities
The following table presents the fair value of our available for sale corporate debt securities by industry categories:

Industry Category
(in millions)	December 31, 2022	December 31, 2021
Financial institutions:
Money center/Global bank groups	$8,234	$10,053
Regional banks – other	418	434
Life insurance	2,207	3,094
Securities firms and other finance companies	354	350
Insurance non-life	5,067	6,795
Regional banks – North America	5,832	7,228
Other financial institutions	16,491	18,255
Utilities	18,863	24,180
Communications	8,676	11,510
Consumer noncyclical	17,973	24,411
Capital goods	6,745	8,668
Energy	10,357	13,506
Consumer cyclical	10,963	13,279
Basic	4,715	6,041
Other	20,944	27,804
Total*	$137,839	$175,608
*At December 31, 2022 and 2021, approximately 89 percent and 90 percent, respectively, of these investments were rated investment grade.

92	AIG | 2022 Form 10-K

ITEM 7 | Investments

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, was 4.6 percent and 4.9 percent, at December 31, 2022 and 2021, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.
Investments in RMBS
The following table presents the fair value of AIG’s RMBS available for sale securities:

(in millions)	December 31, 2022	December 31, 2021
Agency RMBS	$8,126	$13,778
Alt-A RMBS	4,400	5,936
Subprime RMBS	1,819	2,329
Prime non-agency	2,064	3,058
Other housing related	2,408	2,186
Total RMBS(a)(b)	$18,817	$27,287
(a)Includes approximately $4.4 billion and $6.1 billion at December 31, 2022 and 2021, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional information on Purchased Credit Deteriorated Securities, see Note 5 to the Consolidated Financial Statements.
(b)The weighted average expected life was seven years at December 31, 2022 and five years at December 31, 2021.
Our underwriting practices for investing in RMBS, other asset-backed securities (ABS) and CLOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.
Investments in CMBS
The following table presents the fair value of our CMBS available for sale securities:

(in millions)	December 31, 2022	December 31, 2021
CMBS (traditional)	$12,401	$13,091
Agency	1,219	1,627
Other	573	1,091
Total	$14,193	$15,809
The fair value of CMBS holdings remained stable during 2022. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.
Investments in ABS/CLOs
The following table presents the fair value of our ABS/CLOs available for sale securities by collateral type:

(in millions)	December 31, 2022	December 31, 2021
Collateral Type:
ABS	$12,168	$10,532
Bank loans	10,818	8,899
Other	118	16
Total	$23,104	$19,447

AIG | 2022 Form 10-K	93

ITEM 7 | Investments

Unrealized Losses of Fixed Maturity Securities
The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

December 31, 2022	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss (d)	Items(e)
Investment grade bonds
0-6 months	$112,241	$9,459	19,888	$41,590	$12,117	4,326	$554	$299	30	$154,385	$21,875	24,244
7-11 months	28,548	2,548	3,358	3,779	1,002	221	20	12	1	32,347	3,562	3,580
12 months or more	12,413	1,294	1,406	11,638	3,360	921	195	109	12	24,246	4,763	2,339
Total	$153,202	$13,301	24,652	$57,007	$16,479	5,468	$769	$420	43	$210,978	$30,200	30,163
Below investment grade bonds
0-6 months	$8,542	$597	3,509	$1,303	$364	483	$71	$48	29	$9,916	$1,009	4,021
7-11 months	4,321	227	1,432	187	45	58	8	6	5	4,516	278	1,495
12 months or more	4,177	283	1,214	346	93	92	11	10	4	4,534	386	1,310
Total	$17,040	$1,107	6,155	$1,836	$502	633	$90	$64	38	$18,966	$1,673	6,826
Total bonds
0-6 months	$120,783	$10,056	23,397	$42,893	$12,481	4,809	$625	$347	59	$164,301	$22,884	28,265
7-11 months	32,869	2,775	4,790	3,966	1,047	279	28	18	6	36,863	3,840	5,075
12 months or more	16,590	1,577	2,620	11,984	3,453	1,013	206	119	16	28,780	5,149	3,649
Total(e)	$170,242	$14,408	30,807	$58,843	$16,981	6,101	$859	$484	81	$229,944	$31,873	36,989
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
The allowance for credit losses was $11 million for investment grade bonds and $175 million for below investment grade bonds as of December 31, 2022.
Commercial Mortgage Loans
At December 31, 2022, we had direct commercial mortgage loan exposure of $37.1 billion.
The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2022
State:
New York	81	$1,571	$4,502	$490	$404	$104	$—	$7,071	19%
California	59	847	1,068	170	1,316	656	13	4,070	11
New Jersey	65	2,154	163	439	497	11	32	3,296	9
Texas	47	857	998	153	184	143	—	2,335	6
Massachusetts	16	576	443	521	23	—	—	1,563	4
Florida	57	491	119	362	199	391	—	1,562	4
Illinois	22	584	623	3	46	—	21	1,277	4
Ohio	23	145	10	168	544	—	—	867	2
Pennsylvania	18	75	133	255	223	23	—	709	2
Washington, D.C.	9	483	116	—	—	17	—	616	2
Other states	139	2,239	494	842	961	278	19	4,833	13
Foreign	93	4,575	1,606	413	1,609	404	322	8,929	24
Total*	629	$14,597	$10,275	$3,816	$6,006	$2,027	$407	$37,128	100%

94	AIG | 2022 Form 10-K

ITEM 7 | Investments

December 31, 2021
State:
New York	94	$2,217	$4,329	$450	$438	$103	$—	$7,537	21%
California	62	817	1,293	239	553	761	13	3,676	10
New Jersey	48	2,092	30	462	225	11	33	2,853	8
Texas	49	630	1,133	167	187	144	—	2,261	6
Florida	60	469	152	368	214	281	—	1,484	4
Massachusetts	13	534	290	537	24	—	—	1,385	4
Illinois	24	554	626	9	50	—	21	1,260	5
Pennsylvania	22	78	144	477	76	25	—	800	2
Washington, D.C.	11	455	184	—	—	18	—	657	2
Ohio	25	167	10	175	289	—	—	641	2
Other states	155	1,852	598	975	686	329	—	4,440	12
Foreign	86	4,402	1,341	998	1,116	449	365	8,671	24
Total*	649	$14,267	$10,130	$4,857	$3,858	$2,121	$432	$35,665	100%
*Does not reflect allowance for credit losses.
For additional information on commercial mortgage loans, see Note 6 to the Consolidated Financial Statements.
Net Realized Gains and Losses
The following table presents the components of Net realized gains (losses):

Years Ended December 31,	2022			2021			2020
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(871)	$(311)	$(1,182)	$211	$717	$928	$307	$707	$1,014
Intent to sell	(66)	—	(66)	—	—	—	(3)	—	(3)
Change in allowance for credit losses on fixed maturity securities	(184)	(32)	(216)	19	7	26	(270)	(10)	(280)
Change in allowance for credit losses on loans	(55)	(47)	(102)	163	9	172	(105)	2	(103)
Foreign exchange transactions	(17)	(5)	(22)	16	(5)	11	365	13	378
Variable annuity embedded derivatives, net of related hedges	1,221	—	1,221	(39)	—	(39)	166	—	166
All other derivatives and hedge accounting	1,814	(134)	1,680	179	28	207	(672)	(249)	(921)
Sales of alternative investments and real estate investments	193	43	236	988	237	1,225	143	—	143
Other	(39)	—	(39)	214	10	224	13	—	13
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	1,996	(486)	1,510	1,751	1,003	2,754	(56)	463	407
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	7,481	7,481	—	(603)	(603)	—	(2,645)	(2,645)
Net realized gains (losses)	$1,996	$6,995	$8,991	$1,751	$400	$2,151	$(56)	$(2,182)	$(2,238)
Higher Net realized capital gains excluding Fortitude Re funds withheld assets in 2022 compared to the prior year were due primarily to higher derivative gains, which was partially offset by losses in sales of securities versus gains in the prior year.
Variable annuity embedded derivatives, net of related hedges, reflected higher gains in 2022 compared to the prior year. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with GMWB embedded derivative, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.
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

AIG | 2022 Form 10-K	95

ITEM 7 | Investments

additional information on the impact of the funds withheld arrangements with Fortitude Re, see Note 7 to the Consolidated Financial Statements.
For additional information on market risk management related to these product features, see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Fixed Index Annuity and Index Universal Life Risk Management and Hedging Programs. For additional information on the economic hedging target and the impact to pre-tax income of this program, see Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and DAC – Variable Annuity Guaranteed Benefits and Hedging Results in this MD&A.
For additional information on our investment portfolio, see Note 5 to the Consolidated Financial Statements.
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments in 2022 was primarily attributable to decrease in the fair value of fixed maturity securities. For 2022, net unrealized losses related to fixed maturity securities were $47.7 billion due to an increase in interest rates and spreads.
The change in net unrealized gains and losses on investments in 2021 was primarily attributable to movements in interest rates and spreads. For 2021, net unrealized losses related to fixed maturity securities were $9.3 billion due primarily to an increase in interest rates.
For additional information on our investment portfolio, see Note 5 to the Consolidated Financial Statements.

Insurance Reserves
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (LOSS RESERVES)
The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

	December 31, 2022			December 31, 2021
(in millions)	Net liability for unpaid losses and loss adjustment expenses	Reinsurance recoverable on unpaid losses and loss adjustment expenses	Gross liability for unpaid losses and loss adjustment expenses	Net liability for unpaid losses and loss adjustment expenses	Reinsurance recoverable on unpaid losses and loss adjustment expenses	Gross liability for unpaid losses and loss adjustment expenses
General Insurance:
U.S. Workers' Compensation (net of discount)	$2,684	$4,319	$7,003	$3,282	$5,216	$8,498
U.S. Excess Casualty	3,638	3,701	7,339	3,850	4,195	8,045
U.S. Other Casualty	3,858	3,872	7,730	3,805	4,191	7,996
U.S. Financial Lines	5,899	1,773	7,672	5,356	1,893	7,249
U.S. Property and Special Risks	6,815	3,295	10,110	6,615	3,587	10,202
U.S. Personal Insurance	794	2,052	2,846	1,001	2,198	3,199
UK/Europe Casualty and Financial Lines	6,984	1,538	8,522	7,175	1,603	8,778
UK/Europe Property and Special Risks	2,717	1,464	4,181	2,631	1,492	4,123
UK/Europe and Japan Personal Insurance	1,628	592	2,220	1,962	608	2,570
Other product lines(b)	5,999	4,834	10,833	5,815	5,468	11,283
Unallocated loss adjustment expenses(b)	1,418	927	2,345	1,654	1,015	2,669
Total General Insurance	42,434	28,367	70,801	43,146	31,466	74,612
Other Operations Run-Off:
U.S. run-off long tail insurance lines (net of discount)	239	3,427	3,666	164	3,434	3,598
Other run-off product lines	245	59	304	264	61	325
Blackboard U.S. Holdings, Inc.	134	135	269	217	138	355
Unallocated loss adjustment expenses	13	114	127	22	114	136
Total Other Operations Run-Off	631	3,735	4,366	667	3,747	4,414
Total	$43,065	$32,102	$75,167	$43,813	$35,213	$79,026
(a)Includes net loss reserve discount of $1.3 billion and $876 million as of December 31, 2022 and 2021, respectively. For information regarding loss reserve discount, see Note 12 to the Consolidated Financial Statements.
(b)Other product lines and Unallocated loss adjustment expenses includes Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense for the Fortitude Re reinsurance of $2.9 billion and $3.5 billion as of December 31, 2022 and 2021, respectively.

96	AIG | 2022 Form 10-K

ITEM 7 | Insurance Reserves

Prior Year Development
The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

Years Ended December 31,
(in millions)	2022	2021	2020
General Insurance:
North America	$(196)	$(194)	$(157)
International	(322)	(7)	81
Total General Insurance*	$(518)	$(201)	$(76)
Other Operations Run-Off	(5)	86	2
Total prior year favorable development	$(523)	$(115)	$(74)
*Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $167 million, $193 million and $211 million for the years ended December 31, 2022, 2021 and 2020, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $(174) million, $(249) million and $(228) million for the years ended December 31, 2022, 2021 and 2020, respectively. Also excludes the related changes in amortization of the deferred gain, which were $85 million, $(3) million and $25 million over those same periods.
Net Loss Development – 2022
During 2022, we recognized favorable prior year loss reserve development of $523 million. The key components of this development were:
North America
•Favorable development in U.S Workers' Compensation reflecting continued favorable loss experience across most accident years particularly for excess and guaranteed cost segments.
•Favorable development in U.S. Excess Casualty particularly in lead and mid-excess retail segments.
•Favorable development in U.S. Other Casualty in the Commercial Auto, General Liability and Construction Wraps business.
•Amortization benefit related to the deferred gain on the adverse development cover.
•Unfavorable development driven by U.S. Financial Lines driven by unfavorable severity trends in Excess and Primary D&O and Excess and Financial Institutions E&O, partially offset by favorable results in EPLI.
International
•Favorable development on Global Specialty across all products in all regions.
•Favorable development in International Personal Lines particularly with Auto and A&H coverages in Japan as well as favorable experience recognized in Europe and the UK.
•Unfavorable development in Casualty in Europe Excess Casualty and French Auto as well as large loss experience in the UK, partially offset by favorable experience in APAC Casualty.
•Unfavorable development in Financial Lines primarily in the UK for M&A, Commercial PI and Commercial D&O.
Our analyses and conclusions about prior year reserves also help inform our judgments about the current accident year loss and loss adjustment expense ratios we selected.
For additional information on prior year development by line of business, see Note 12 to the Consolidated Financial Statements. For information regarding actuarial methods employed for major classes of business, see Critical Accounting Estimates.

AIG | 2022 Form 10-K	97

ITEM 7 | Insurance Reserves

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Year Ended December 31, 2022
(in millions)	Total	2021	2020 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(419)	$(27)	$(392)
U.S. Excess Casualty	(8)	—	(8)
U.S. Other Casualty	(167)	(2)	(165)
U.S. Financial Lines	658	(22)	680
U.S. Property and Special Risks	(106)	(207)	101
U.S. Personal Insurance	(33)	17	(50)
Other Product Lines	(121)	(45)	(76)
Total General Insurance North America	$(196)	$(286)	$90
General Insurance International:
UK/Europe Casualty and Financial Lines	$82	$(1)	$83
UK/Europe Property and Special Risks	(153)	(29)	(124)
UK/Europe and Japan Personal Insurance	(111)	(69)	(42)
Other product lines	(140)	(85)	(55)
Total General Insurance International	$(322)	$(184)	$(138)
Other Operations Run-Off	(5)	—	(5)
Total Prior Year (Favorable) Unfavorable Development	$(523)	$(470)	$(53)
Net Loss Development – 2021
During 2021, we recognized favorable prior year loss reserve development of $115 million. The key components of this development were:
North America
•Strong favorable development in Personal Insurance, primarily attributable to subrogation recovery related to the 2017 and 2018 California wildfires partially offset by the impact of dropping below the attachment point of our 2018 catastrophe aggregate treaty, which also adversely impacted our U.S. Property and Special Risk Commercial Lines.
•Favorable development on U.S. Workers Compensation and short-tailed commercial lines within Other Product Lines, reflecting lower frequency and severity in recent calendar years.
•Amortization benefit related to the deferred gain on the adverse development cover.
•Reserve strengthening within U.S. Financial Lines, reflecting higher severity of claims in Directors & Officers, principally from accident years 2018 and prior, and cyber risk from accident years 2019 and 2020.
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
For information regarding the 2020 net loss development, see Part II, Item 7. MD&A – Insurance Reserves – Loss Reserves of our 2021 Annual Report.
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

98	AIG | 2022 Form 10-K

ITEM 7 | Insurance Reserves

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
For a description of AIG’s catastrophe reinsurance protection for 2021, see Enterprise Risk Management – Insurance Risks – General Insurance Companies’ Key Risks – Natural Catastrophe Risk.
The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement as of December 31, 2022, 2021 and 2020, showing the effect of discounting of loss reserves and amortization of the deferred gain.

(in millions)	December 31, 2022	December 31, 2021	December 31, 2020
Gross Covered Losses
Covered reserves before discount	$12,537	$14,398	$16,534
Inception to date losses paid	28,667	27,023	25,198
Attachment point	(25,000)	(25,000)	(25,000)
Covered losses above attachment point	$16,204	$16,421	$16,732
Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$12,963	$13,137	$13,386
Consideration paid including interest	(10,188)	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	2,775	2,949	3,198
Discount on ceded losses(a)	(1,254)	(953)	(911)
Pre-tax deferred gain before amortization	1,521	1,996	2,287
Inception to date amortization of deferred gain at inception	(1,264)	(1,097)	(904)
Inception to date amortization attributed to changes in deferred gain(b)	(52)	(30)	(86)
Deferred gain liability reflected in AIG's balance sheet	$205	$869	$1,297
(a)The accretion of discount and a reduction in effective interest rates is offset by changes in estimates of the amount and timing of future recoveries.
(b)Excluded from APTI.
The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

Years Ended December 31,
(in millions)	2022	2021	2020
Balance at beginning of year, net of discount	$869	$1,297	$1,381
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	(174)	(249)	(228)
Amortization attributed to deferred gain at inception(b)	(167)	(193)	(211)
Amortization attributed to changes in deferred gain(c)	(22)	56	15
Changes in discount on ceded loss reserves	(301)	(42)	340
Balance at end of year, net of discount	$205	$869	$1,297
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
Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our run-off operations. Those reinsurance transactions were designed to consolidate most of our insurance run-off lines into a single legal entity. As of December 31, 2022, approximately $29.0 billion of reserves from our Life and Retirement Run-Off Lines and approximately $3.2 billion of reserves from our General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.

AIG | 2022 Form 10-K	99

ITEM 7 | Insurance Reserves

Of the Fortitude Re reinsurance agreements, the largest is the Amended and Restated Combination Coinsurance and Modified Coinsurance Agreement by and between our subsidiary AGL and Fortitude Re. Under this treaty, approximately $22.1 billion of AGL reserves as of December 31, 2022 were ceded to Fortitude Re representing a mix of life and annuity risks. Fortitude Re provides 100 percent reinsurance of the ceded risks. AGL retains the risk of collection of any third party reinsurance covering the ceded business. At effectiveness of the treaty, an amount equal to the aggregate ceded reserves was deposited by AGL into a modified coinsurance account of AGL to secure the obligations of Fortitude Re. Fortitude Re receives or makes quarterly payments that represent the net gain or loss under the treaty for the relevant quarter, including any net investment gain or loss on the assets in the modified coinsurance account. Since the effectiveness of the treaty, an AIG affiliate has served as portfolio manager of the vast majority of the assets in the modified coinsurance account. In December 2022, the management of most of the public fixed income securities in the modified coinsurance account was transitioned to BlackRock. In accordance with the terms of the treaty, following the third anniversary of the June 2, 2020 closing of the sale of our majority interest in Fortitude Group Holdings, L.L.C., Fortitude Re has increased rights to direct the appointment of investment managers to manage the assets in the modified coinsurance account.
LIFE AND ANNUITY FUTURE POLICY BENEFITS, POLICYHOLDER CONTRACT DEPOSITS AND DAC
The following section provides discussion of life and annuity future policy benefits, policyholder contract deposits and deferred policy acquisition costs.
For information regarding 2020 life and annuity future policy benefits, policyholder contract deposits and deferred policy acquisition costs, see Part II, Item 7. MD&A – Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and DAC of our 2021 Annual Report.
Update of Actuarial Assumptions and Models
The life insurance companies review and update actuarial assumptions at least annually, generally in the third quarter.
Investment-Oriented Products
The life insurance companies review and update estimated gross profit assumptions used to amortize DAC and related items (which may include VOBA, DSI and unearned revenue reserves) as well as assessments used to accrue guaranteed benefit reserves at least annually. Estimated gross profit projections include assumptions for investment-related returns and spreads (including investment expenses), product-related fees and expenses, mortality gains and losses, policyholder behavior and other factors. In estimating future gross profits, lapse assumptions require judgment and can have a material impact on DAC amortization. If the assumptions used for estimated gross profits change significantly, DAC and related reserves are recalculated using the new projections, and any resulting adjustment is included in income. Updating such projections may result in acceleration of amortization in some products and deceleration of amortization in other products.
The life insurance companies also review assumptions related to their respective GMWB living benefits that are accounted for as embedded derivatives and measured at fair value. The fair value of these embedded derivatives is based on actuarial assumptions, including policyholder behavior, as well as capital market assumptions.
Various assumptions were updated, including the following effective September 30, 2022, which continued to be our best estimate assumptions as of December 31, 2022:
•Expected lapses increased primarily due to the impact of higher interest rates for fixed annuities in Individual Retirement; and
•Interest rates and equity correlation used to generate risk neutral path for variable annuities in Individual Retirement and Group Retirement decreased resulting in a reduction of GMWB embedded derivatives.
For information regarding actuarial methods, see Critical Accounting Estimates – Estimated Gross Profits to Value Deferred Acquisition Costs and Unearned Revenue for Investment-Oriented Products.
Traditional long-duration products
For long-duration traditional products, which include whole life insurance, term life insurance, accident and health insurance, long‑term care insurance, and life-contingent single premium immediate annuities and structured settlements, a “lock-in” principle applies. The assumptions used to calculate the benefit liabilities and DAC are set when a policy is issued and do not change with changes in actual experience, unless a loss recognition event occurs. A loss recognition event occurs when current liabilities together with expected future premiums are not sufficient to provide for all future benefits, expenses, and DAC amortization, net of reinsurance. A loss recognition event is driven by observed changes in actual experience or estimates differing significantly from “locked-in” assumptions. Underlying assumptions, including interest rates, are reviewed periodically and updated as appropriate for loss recognition testing purposes. As it relates to business ceded to Fortitude Re, as our accounting policy is to include reinsurance balances when performing loss recognition testing and as there will be no future profits recognized on this business, we will not incur any future loss recognition events related to business ceded to Fortitude Re, absent any decisions by us to recapture the business. The net increases (decreases) to pre-tax income and adjusted pre-tax income as a result of the update of actuarial assumptions for the years ended December 31, 2022, 2021 and 2020 are shown in the following tables.

100	AIG | 2022 Form 10-K

ITEM 7 | Insurance Reserves

The following table presents the decrease in pre-tax income resulting from the update of actuarial assumptions in the life insurance companies, by line item as reported in Results of Operations:

Years Ended December 31,
(in millions)	2022	2021	2020
Premiums	$—	$(41)	$—
Policy fees	(3)	(74)	(106)
Interest credited to policyholder account balances	(15)	(50)	(6)
Amortization of deferred policy acquisition costs	(56)	(139)	225
Non deferrable insurance commissions	—	—	15
Policyholder benefits and losses incurred	17	138	(235)
Decrease in adjusted pre-tax income	(57)	(166)	(107)
Change in DAC related to net realized gains and losses	(19)	57	(44)
Net realized gains (losses)	70	(100)	142
Decrease in pre-tax income	$(6)	$(209)	$(9)
The following table presents the increase (decrease) in adjusted pre-tax income resulting from the update of actuarial assumptions for the life insurance companies, by segment and product line:

Years Ended December 31,
(in millions)	2022	2021	2020
Life and Retirement:
Individual Retirement
Fixed annuities	$(83)	$(274)	$(77)
Variable and indexed annuities	(3)	4	2
Total Individual Retirement	(86)	(270)	(75)
Group Retirement	2	(2)	68
Life Insurance	24	106	(101)
Institutional Markets	3	—	1
Total decrease in adjusted pre-tax income from update of assumptions	$(57)	$(166)	$(107)
In 2022, adjusted pre-tax income included a net unfavorable update of $57 million, primarily in fixed annuities driven by the impact of higher interest rates on expected lapses.
In 2021, adjusted pre-tax income included a net unfavorable update of 166 million, primarily in fixed annuities driven by changes to earned rates causing spread compression partially offset by favorable updates to full surrender assumptions, and updates to the Life Insurance reserves for universal life with secondary guarantees and similar features (excluding base policy liabilities and embedded derivatives) model.
The updates related to the update of actuarial assumptions in each period are discussed by business segment below.
Update of Actuarial Assumptions by Business Segment Impact to Adjusted Pre-tax Income (Loss)
Individual Retirement
The annual update of actuarial assumptions resulted in net unfavorable impact to adjusted pre-tax income of Individual Retirement of $86 million and $270 million in 2022 and 2021, respectively.
In 2022, in fixed annuities, the impact of higher interest rates on expected lapses resulted in a net unfavorable impact of $83 million. In 2021, the update of estimated gross profit assumptions resulted in a net unfavorable impact of $274 million which reflected lower projected investment earnings.
In 2022, in variable and index annuities, the update of assumptions resulted in a net unfavorable impact of $3 million due to a small model refinement. In 2021, the update of estimated gross profit assumptions resulted in a net favorable impact of $4 million, driven by lower assumed lapses. These updates were largely offset by lower projected investment earnings.
Group Retirement
In 2022, in Group Retirement, the update of assumptions resulted in a net favorable impact of $2 million. In 2021, the update of estimated gross profit assumptions resulted in a net unfavorable impact of $2 million, driven primarily in the variable annuities line by lower projected investment earnings, largely offset by resetting the reversion to the mean rate.

AIG | 2022 Form 10-K	101

ITEM 7 | Insurance Reserves

Life Insurance
In 2022, in Life Insurance, the update of actuarial assumptions resulted in a net favorable impact of $24 million, primarily driven by modeling refinements to reflect actual vs expected asset data related to calls and capital gains. In 2021, for the update of actuarial assumptions resulted in a net favorable impact of $106 million, primarily driven by updates to the reserves for universal life with secondary guarantees and similar features (excluding base policy liabilities and embedded derivatives), which was partially offset by lower projected investment earnings and model updates involving reinsurance.
Institutional Markets
In 2022, in Institutional Markets, the update of actuarial assumptions resulted in a net favorable impact of $3 million, primarily driven by updates to our corporate- and bank-owned life insurance products.
Variable Annuity Guaranteed Benefits and Hedging Results
Our Individual Retirement and Group Retirement businesses offer variable annuity products with GMWB riders that provide guaranteed living benefit features. The liabilities for GMWBs are accounted for as embedded derivatives and measured at fair value. The fair value of the embedded derivatives may fluctuate significantly based on market interest rates, equity prices, credit spreads, market volatility, policyholder behavior and other factors.
In addition to risk-mitigating features in our variable annuity product design, we have an economic hedging program designed to manage market risk from GMWB, including exposures to changes in interest rates, equity prices, credit spreads and volatility. The hedging program utilizes derivative instruments, including but not limited to equity options, futures contracts and interest rate swap and option contracts, as well as fixed maturity securities.
For additional information on market risk management related to these product features, see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Fixed Index Annuity and Index Universal Life Risk Management and Hedging Programs.
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
•The economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for GAAP valuation, such as margins for policyholder behavior, mortality, and volatility; and
•The economic hedge target excludes the non-performance or “own credit” risk adjustment used in the GAAP valuation, which reflects a market participant’s view of our claims-paying ability by incorporating a different spread (the NPA spread) to the curve used to discount projected benefit cash flows. Because the GAAP valuation includes the NPA spread and other explicit risk margins, it has different sensitivities to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target. For additional information on our valuation methodology for embedded derivatives within policyholder contract deposits, see Note 4 to the Consolidated Financial Statements.
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

102	AIG | 2022 Form 10-K

ITEM 7 | Insurance Reserves

The following table presents a reconciliation between the fair value of the GAAP embedded derivatives and the value of our economic hedge target:

(in millions)	December 31, 2022	December 31, 2021
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$677	$2,472
Exclude non-performance risk adjustment	(2,362)	(2,508)
Embedded derivative liability, excluding NPA	3,039	4,980
Adjustments for risk margins and differences in valuation	(2,142)	(2,172)
Economic hedge target liability	$897	$2,808
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
The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

Years Ended December 31,
(in millions)	2022	2021	2020
Change in fair value of embedded derivatives, excluding updated of actuarial assumptions and NPA	$2,671	$2,289	$(1,145)
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities*	30	57	44
Interest rate derivative contracts	(2,188)	(600)	1,342
Equity derivative contracts	805	(1,217)	(679)
Change in fair value of variable annuity hedging portfolio	(1,353)	(1,760)	707
Change in fair value of embedded derivatives, excluding updated of actuarial assumptions and NPA, net of hedging portfolio	1,318	529	(438)
Change in fair value of embedded derivatives due to NPA spread	915	(68)	50
Change in fair value of embedded derivatives due to change in NPA volume	(1,061)	(383)	404
Change in fair value of embedded derivatives due to update of actuarial assumptions	79	(60)	194
Total change due to update of actuarial assumptions and NPA	(67)	(511)	648
Net impact on pre-tax income (loss)	$1,251	$18	$210
Impact to Condensed Consolidated Income Statement
Net investment income, net of related interest credited to policyholder account balances	$30	$57	$44
Net realized gains (losses)	1,221	(39)	166
Net impact on pre-tax income (loss)	$1,251	$18	$210
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)	$714	$109	$295
*The change in fair value of available-for-sale fixed maturity securities recognized as a component of other comprehensive income (loss) were losses of $527 million in 2022 due to higher interest rates and wider credit spreads. The change in fair value of available-for-sale fixed maturity securities recognized as a component of other comprehensive income (loss) were losses of $122 million in 2021, due to higher interest rates. The change in fair value of available-for-sale fixed maturity securities recognized as a component of other comprehensive income (loss) were gains of $217 million in 2020.

AIG | 2022 Form 10-K	103

ITEM 7 | Insurance Reserves

The twelve-month period ended December 31, 2022 net impact on pre-tax income (loss) of $1.3 billion resulted from:
•$1.3 billion gain in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio was driven by increases in interest rates, partially offset by lower equity markets.
•$146 million loss due to NPA was driven by the impact of higher interest rates that resulted in NPA volume losses from lower expected GMWB payments, partially offset by a widening of the NPA credit spread.
•$79 million gain from the review and update of actuarial assumptions.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the twelve months ended December 31, 2022, we had a net mark-to-market gain of approximately $714 million from our hedging activities related to our economic hedge target primarily driven by widening credit spreads and update of actuarial assumptions.
The twelve-month period ended December 31, 2021 net impact on pre-tax income (loss) of $18 million resulted from:
•$529 million gain in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio was driven by increases in interest rates and higher equity markets.
•$451 million loss due to NPA was driven by a tightening of the NPA credit spread, and the impact of higher interest rates that resulted in NPA volume losses from lower expected GMWB payments.
•$60 million loss from the review and update of actuarial assumptions
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the twelve months ended December 31, 2021, we had a net mark-to-market gain of approximately $109 million from our hedging activities related to our economic hedge target primarily driven by higher equity markets, partially offset by losses from the review and update of actuarial assumptions.
Change in Economic Hedge Target
The decrease in the economic hedge target liability in 2022 was primarily driven by higher interest rates and widening credit spreads, offset by lower equity markets. The decrease in the economic hedge target liability in 2021 was primarily driven higher interest rates and rising equity markets, partially offset by losses from the review and update of actuarial assumptions.
Change in Fair Value of the Hedging Portfolio
The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivative valuation under GAAP, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:
•Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in losses driven by higher interest rates in the years ended December 31, 2022 and 2021.
•Changes in the fair value of equity derivative contracts, which included futures and options, resulted in gains in 2022 driven by the decline in the equity market compared to losses in 2021, primarily due to gains in the equity market.
•Changes in the fair value of fixed maturity securities, primarily corporate bonds, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. The change in the fair value of the corporate bond hedging program in 2022 reflected losses due to increases in interest rates and widening credit spreads. The change in the fair value of the corporate bond hedging program in 2021 reflected losses due to higher interest rates.

104	AIG | 2022 Form 10-K

ITEM 7 | Insurance Reserves

DAC
The following table summarizes the major components of the changes in DAC, including VOBA, within the Life and Retirement companies:

Years Ended December 31,
(in millions)	2022	2021	2020
Balance, beginning of year	$8,086	$7,316	$8,119
Initial allowance upon the adoption of the current expected credit loss accounting standard	—	—	15
Acquisition costs deferred	1,001	1,010	910
Amortization expense:
Update of assumptions included in adjusted pre-tax income	(56)	(139)	225
Related to realized gains and losses	(302)	(33)	8
All other operating amortization	(1,074)	(834)	(856)
Increase (decrease) in DAC due to foreign exchange	(77)	(10)	18
Change related to unrealized depreciation (appreciation) of investments	5,633	776	(1,123)
Balance, end of year(a)	$13,211	$8,086	$7,316
(a)DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $10.0 billion, $10.5 billion and $10.5 billion at December 31, 2022, 2021 and 2020, respectively.
The net impact to DAC amortization from the update of actuarial assumptions for estimated gross profits, including those reported within change in DAC related to net realized gains (losses), represented one percent and one percent of the DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments as of December 31, 2022 and 2021, respectively.
Reversion to the Mean
The projected separate account returns on variable annuities use a reversion-to-the-mean (RTM) approach, under which we consider historical returns and adjust projected returns over an initial future period of five years so that returns converge to the long-term expected rate of return. As of December 31, 2022 and 2021, we assumed a 7% long-term expected rate of return. The criterion to review the five-year RTM anchor date is for the current RTM rate to be less than zero or more than double the long-term growth rate assumption for three consecutive months. When the anchor date is reset, the RTM rate is determined to be approximately one-half of the long-term rate. Should market returns be significantly out of line with our expectations there are caps and floors that if breached would trigger a reassessment of the long-term rate and the RTM rate.
For additional discussion of assumptions related to our reversion to the mean methodology, see – Update of Actuarial Assumptions and Models and — Critical Accounting Estimates – Estimated Gross Profits to Value Deferred Acquisition Costs and Unearned Revenue for Investment-Oriented Products.
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
Market conditions in 2022 drove a $40.2 billion decrease in the unrealized appreciation (depreciation) of the available for sale fixed maturity securities portfolio held to support the Life and Retirement businesses at December 31, 2022 compared to December 31, 2021. At December 31, 2022, the changes related to unrealized appreciation (depreciation) of investments reflected increases in amortized balances including DAC and unearned revenue reserves, while accrued liabilities such as policyholder benefit liabilities decreased $3.0 billion from December 31, 2021. Market conditions in the year ended December 31, 2021 drove a $7.4 billion decrease in the unrealized appreciation of available-for-sale fixed maturity securities portfolios held to support our insurance liabilities at December 31, 2021 compared to December 31, 2020. At December 31, 2021, the changes related to unrealized appreciation (depreciation) of investments reflected increases in amortized balances including DAC and unearned revenue reserves, while accrued liabilities such as policyholder benefit liabilities decreased $0.9 billion from December 31, 2020.

AIG | 2022 Form 10-K	105

ITEM 7 | Insurance Reserves

Reserves
The following table presents a rollforward of insurance reserves by operating segments for Life and Retirement, including future policy benefits, policyholder contract deposits, other policyholder funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

Years Ended December 31,
(in millions)	2022	2021	2020
Individual Retirement
Balance at beginning of year, gross	$148,492	$148,837	$144,753
Premiums and deposits	15,120	13,916	10,370
Surrenders and withdrawals	(9,936)	(11,368)	(12,023)
Death and other contract benefits	(2,774)	(3,138)	(3,075)
Subtotal	150,902	148,247	140,025
Change in fair value of underlying assets and reserve accretion, net of policy fees	(14,085)	5,457	7,285
Cost of funds(a)	1,804	1,683	1,675
Other reserve changes	(1,054)	114	(148)
Less the sale of retail mutual fund assets	—	(7,009)	—
Balance at end of year	137,567	148,492	148,837
Reinsurance ceded	(305)	(308)	(313)
Total Individual Retirement insurance reserves and mutual fund assets	$137,262	$148,184	$148,524
Group Retirement
Balance at beginning of year, gross	$118,492	$110,651	$102,049
Premiums and deposits	7,942	7,766	7,496
Surrenders and withdrawals	(10,146)	(10,097)	(8,696)
Death and other contract benefits	(907)	(877)	(740)
Subtotal	115,381	107,443	100,109
Change in fair value of underlying assets and reserve accretion, net of policy fees	(14,530)	10,240	9,644
Cost of funds(a)	1,129	1,138	1,125
Other reserve changes	112	(329)	(227)
Balance at end of year	102,092	118,492	110,651
Total Group Retirement insurance reserves and mutual fund assets	$102,092	$118,492	$110,651
Life Insurance
Balance at beginning of year, gross	$28,415	$27,998	$27,397
Premiums and deposits	4,236	4,229	4,046
Surrenders and withdrawals	(552)	(487)	(484)
Death and other contract benefits	(513)	(592)	(557)
Subtotal	31,586	31,148	30,402
Change in fair value of underlying assets and reserve accretion, net of policy fees	(1,249)	(808)	(1,133)
Cost of funds(a)	342	353	373
Other reserve changes	(4,008)	(2,278)	(1,644)
Balance at end of year	26,671	28,415	27,998
Reinsurance ceded	(1,566)	(1,554)	(1,437)
Total Life Insurance reserves	$25,105	$26,861	$26,561
Institutional Markets
Balance at beginning of year, gross	$30,264	$27,342	$23,673
Premiums and deposits	4,325	4,948	4,846
Surrenders and withdrawals	(611)	(1,821)	(1,788)
Death and other contract benefits	(1,134)	(887)	(886)
Subtotal	32,844	29,582	25,845
Change in fair value of underlying assets and reserve accretion, net of policy fees	(79)	741	823
Cost of funds(a)	320	274	304
Other reserve changes	(431)	(333)	370
Balance at end of year	32,654	30,264	27,342
Reinsurance ceded	(44)	(45)	(45)
Total Institutional Markets reserves	$32,610	$30,219	$27,297

106	AIG | 2022 Form 10-K

ITEM 7 | Insurance Reserves

(in millions)	2022	2021	2020
Total insurance reserves and mutual fund assets
Balance at beginning of year, gross	$325,663	$314,828	$297,872
Premiums and deposits	31,623	30,859	26,758
Surrenders and withdrawals	(21,245)	(23,773)	(22,991)
Death and other contract benefits	(5,328)	(5,494)	(5,258)
Subtotal	330,713	316,420	296,381
Change in fair value of underlying assets and reserve accretion, net of policy fees	(29,943)	15,630	16,619
Cost of funds(a)	3,595	3,448	3,477
Other reserve changes	(5,381)	(2,826)	(1,649)
Less the sale of retail mutual fund assets	—	(7,009)	—
Balance at end of year, excluding Fortitude Re reserves	298,984	325,663	314,828
Fortitude Re reserves(b)	27,150	27,654	28,505
Balance at end of year, including Fortitude Re reserves	326,134	353,317	343,333
Fortitude Re reinsurance ceded(b)	(27,150)	(27,654)	(28,505)
Reinsurance ceded	(1,915)	(1,907)	(1,795)
Total insurance reserves and mutual fund assets	$297,069	$323,756	$313,033
(a)Excludes amortization of deferred sales inducements.
(b)Includes amounts related to policies where AIG has partially ceded to other reinsurers and Fortitude Re.
Insurance reserves and Group Retirement mutual fund assets under administration, were comprised of the following balances:

(in millions)	December 31, 2022	December 31, 2021
Future policy benefits	$57,266	$57,749
Policyholder contract deposits	158,966	156,844
Other policyholder funds(a)	1,015	833
Separate account liabilities	84,853	109,111
Total insurance reserves	302,100	324,537
Mutual fund assets	24,034	28,780
Total insurance reserves and mutual fund assets	$326,134	$353,317
(a)Excludes unearned revenue liability.

AIG | 2022 Form 10-K	107

ITEM 7 | Liquidity and Capital Resources

Liquidity and Capital Resources
OVERVIEW
Liquidity refers to the ability to generate sufficient cash resources to meet the cash requirements of our business operations and payment obligations.
Capital refers to the long-term financial resources available to support the operation of our businesses, fund business growth, and cover financial and operational needs that arise from adverse circumstances. Our primary source of ongoing capital generation is derived from the profitability of our insurance subsidiaries. We must comply with numerous constraints on our capital positions. These constraints drive the requirements for capital adequacy at AIG and the individual businesses and are based on internally defined risk tolerances, regulatory requirements, rating agency and creditor expectations and business needs.
For information regarding our liquidity risk framework, see Enterprise Risk Management – Risk Appetite, Limits, Identification and Measurement and Enterprise Risk Management – Liquidity Risk Management.
We believe that we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations to policyholders, customers, creditors and debt-holders, including those arising from reasonably foreseeable contingencies or events. Nevertheless, some circumstances may cause our cash or capital needs to exceed projected liquidity or readily deployable capital resources.
For information regarding risks associated with our liquidity and capital resources, see Part I, Item 1A. – Risk Factors – Liquidity, Capital and Credit.
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

108	AIG | 2022 Form 10-K

ITEM 7 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

SOURCES
Liquidity to AIG Parent from Subsidiaries
During the twelve-month period ended December 31, 2022, our General Insurance companies distributed dividends of $1.9 billion to AIG Parent or applicable intermediate holding companies.
During the twelve-month period ended December 31, 2022, our Life and Retirement companies distributed $753 million of dividends to AIG Parent, of which $231 million were distributed to AIG Parent in its capacity as a public company shareholder of Corebridge after its IPO.
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

USES
General Borrowings
During the twelve-month period ended December 31, 2022, $9.4 billion of debt categorized as general borrowings matured, was repaid or redeemed as follows:
•Redeemed €750 million aggregate principal amount of our 1.500% Notes due 2023 for a redemption price of 101.494 percent of the principal amount, plus accrued and unpaid interest.
•Repurchased, through cash tender offers, approximately $6.8 billion aggregate principal amount of certain notes and debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $7.1 billion.
•Redeemed $750 million aggregate principal amount of our 3.900% Notes Due 2026 for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest.
•Redeemed approximately $522 million aggregate principal amount of our 3.750% Notes Due 2025 for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest.
•Redeemed $500 million aggregate principal amount of our 2.500% Notes Due 2025 for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest.
We made interest payments on our general borrowings totaling $729 million during the twelve-month period ended December 31, 2022 including interest payments made by AIG Parent on AIG Parent-issued debt instruments of $710 million.
Dividends
During the twelve-month period ended December 31, 2022:
•We made cash dividend payments of $365.625 per share on AIG’s Series A Preferred Stock totaling $29 million.
•We made cash dividend payments of $0.32 per share on AIG Common Stock totaling $982 million.
•Corebridge made cash dividend payments of $124 million in the aggregate to its shareholders other than AIG, of which $66 million was paid after its IPO.
Repurchases of Common Stock
During the twelve-month period ended December 31, 2022, AIG Parent repurchased approximately 90 million shares of AIG Common Stock, for an aggregate purchase price of approximately $5.1 billion.

AIG | 2022 Form 10-K	109

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
Interest payments totaled $1.1 billion and $1.3 billion in the twelve-month periods ended December 31, 2022 and 2021. Excluding interest payments, AIG had operating cash inflows of $5.3 billion in the twelve-month period ended December 31, 2022 compared to operating cash inflows of $7.6 billion in the prior year.
Investing Cash Flow Activities
Net cash used in investing activities in the twelve-month period ended December 31, 2022 was $3.6 billion compared to net cash used in investing activities of $3.3 billion in the prior year. Net cash used in investing activities in 2021 included approximately $4.7 billion of proceeds from divestitures.
Financing Cash Flow Activities
Net cash used in financing activities in the twelve-month period ended December 31, 2022 totaled $676 million, reflecting:
•$982 million to pay a dividend of $0.32 per share per quarter on AIG Common Stock;
•$29 million to pay a dividend of $365.625 per share per quarter on AIG’s Series A Preferred Stock;
•$124 million paid by Corebridge in the form of cash dividends to shareholders other than AIG, of which $66 million paid after its IPO;
•$5.2 billion to repurchase approximately 90 million shares of AIG Common Stock;
•$1.5 billion inflow from drawdown by Corebridge on its 3-Year Delayed Draw Term Loan Agreement;
•$2.0 billion in net outflows from the issuance and repayment of long-term debt; and
•$318 million in net outflows from the issuance and repayment of debt of consolidated investment entities.
Net cash used in financing activities in the twelve-month period ended December 31, 2021 totaled $3.7 billion reflecting:
•$1.1 billion to pay a dividend of $0.32 per share per quarter on AIG Common Stock;
•$29 million to pay a dividend of $365.625 per share per quarter on AIG’s Series A Preferred Stock;
•$2.6 billion to repurchase approximately 50 million shares of AIG Common Stock;
•$4.0 billion in net outflows from the issuance, repayment and cash tender of long-term debt;
•$156 million in net outflows from the issuance and repayment of debt of consolidated investment entities; and
•$2.2 billion in net inflows from the sale of a 9.9 percent equity interest in Corebridge to an affiliate of Blackstone.
For information regarding cash flow activities for the year ended December 31, 2020, see Part II, Item 7. MD&A – Liquidity and Capital Resources – Analysis of Sources and Uses of Cash of our 2021 Annual Report.
LIQUIDITY AND CAPITAL RESOURCES OF AIG PARENT AND SUBSIDIARIES
AIG Parent
As of December 31, 2022, AIG Parent and applicable intermediate holding companies had approximately $8.2 billion in liquidity sources held in the form of cash and short-term investments, and also includes AIG Parent's committed, revolving syndicated credit facility of $4.5 billion. As of December 31, 2021, AIG Parent and applicable intermediate holding companies had approximately $15.2 billion in liquidity sources held in the form of cash and short-term investments and publicly traded, investment grade rated fixed maturity securities, and also includes AIG Parent's committed, revolving syndicated credit facility of $4.5 billion. Following the initial public offering of Corebridge, Corebridge liquidity, including its loan facilities, is no longer reflected in AIG Parent's liquidity. As a public company shareholder of Corebridge, AIG receives its pro rata share of dividends paid by Corebridge on Corebridge common stock after its IPO. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and dividends on AIG Common Stock and Series A Preferred Stock.
We expect to access the debt and preferred equity markets from time to time to meet funding requirements as needed.

110	AIG | 2022 Form 10-K

ITEM 7 | Liquidity and Capital Resources

We utilize our capital resources to support our businesses, with the majority of capital allocated to our insurance operations. Should we have or generate more capital than is needed to support our business strategies (including organic or inorganic growth opportunities) or mitigate risks inherent to our business, we may develop plans to distribute such capital to shareholders via dividends or AIG Common Stock repurchase authorizations or deploy such capital towards liability management.
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
Certain of our U.S. Life and Retirement insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. Life and Retirement companies had $4.6 billion and $3.6 billion which were due to FHLBs in their respective districts at December 31, 2022 and December 31, 2021, respectively, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits. Proceeds from funding agreements are generally invested in fixed income securities and other investments intended to generate spread income.
Certain of our U.S. Life and Retirement companies have securities lending programs that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. These companies had $3.3 billion of securities subject to these agreements at December 31, 2021 and $3.4 billion of liabilities to borrowers for collateral received at December 31, 2021. As of December 31, 2022 we had no loans outstanding under these programs.
AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by AIG Parent and/or certain subsidiaries in the event of a drawdown of these letters of credit. Letters of credit issued in support of the General Insurance companies totaled approximately $3.4 billion at December 31, 2022. Letters of credit issued in support of the Life and Retirement companies totaled approximately $272 million at December 31, 2022, which are subject to reimbursement by Corebridge with no recourse to AIG Parent.
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
CREDIT FACILITIES
AIG Parent maintains a committed, revolving syndicated credit facility (the Facility) with aggregate commitments by the bank syndicate to provide AIG Parent with unsecured revolving loans and/or standby letters of credit of up to $4.5 billion without any limits on the type of borrowings. The Facility is scheduled to expire in November 2026.
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
As of December 31, 2022, a total of $4.5 billion remained available under the Facility.

AIG | 2022 Form 10-K	111

ITEM 7 | Liquidity and Capital Resources

Corebridge maintains a revolving syndicated credit facility (the Corebridge Facility) with aggregate commitments by the bank syndicate to provide Corebridge with unsecured revolving loans and/or standby letters of credit of up to $2.5 billion without any limits on the type of borrowings and with no recourse to AIG Parent. The Corebridge Facility is scheduled to expire in May 2027.
As of December 31, 2022, a total of $2.5 billion remained available under the Corebridge Facility.
Corebridge also maintains a 3-Year Delayed Draw Term Loan Agreement (the DDTL Facility) with aggregate commitments by the bank syndicate to provide Corebridge with delayed draw term loans of up to $1.5 billion, with no recourse to AIG Parent. On September 15, 2022, Corebridge borrowed $1.5 billion under the DDTL Facility, a portion of which was used to repay the remaining amount due to AIG Parent under the Intercompany Note. The DDTL Facility is scheduled to mature in February 2025.
As of December 31, 2022, a total of $1.5 billion of borrowings are outstanding under the DDTL Facility.
CONTRACTUAL OBLIGATIONS
The following table summarizes material contractual obligations in total, and by remaining maturity:

December 31, 2022		Payments due by Period
(in millions)	Total Payments	2023	2024 - 2025	Thereafter
Loss reserves(a)	$77,699	$21,439	$22,137	$34,123
Insurance and investment contract liabilities	294,416	25,101	44,953	224,362
Short-term and Long-term debt(b)	21,299	2,143	2,657	16,499
Interest payments on Short-term and Long-term debt	13,703	869	1,668	11,166
Total	$407,117	$49,552	$71,415	$286,150
(a)Represents loss reserves, undiscounted and gross of reinsurance.
(b)Does not reflect $5.9 billion of debt of consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG. In addition, on September 15, 2022, Corebridge borrowed an aggregate principal amount of $1.5 billion under the 3-Year DDTL Facility through October 20, 2022. Corebridge continued this borrowing through June 21, 2023 and has the ability to further continue this borrowing through the final maturity date of the DDTL Facility on February 25, 2025.
Loss Reserves
Loss reserves relate to our General Insurance companies and represent estimates of future loss and loss adjustment expense payments based on historical loss development payment patterns. The amounts presented in the above table are undiscounted and therefore exceed the liability for unpaid losses and loss adjustment expenses, including allowance for credit losses, as presented on the Consolidated Balance Sheets. Due to the significance of the assumptions used, the payments by period presented above could be materially different from actual required payments. We believe that our General Insurance companies maintain adequate financial resources to meet the actual required payments under these obligations.
For additional information on loss reserves, see Critical Accounting Estimates – Loss Reserves and Note 12 to the Consolidated Financial Statements.
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
We have made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits. The amounts presented in the above table are undiscounted and therefore exceed the liabilities for future policy benefits for life and accident and health insurance contracts, and policyholder contract deposits included in the Consolidated Balance Sheets. Due to the significance of the assumptions used, the payments by period presented above could be materially different from actual required payments.
We believe that our Life and Retirement companies have adequate financial resources to meet the payments actually required under these obligations.
For additional information on loss reserves, see Critical Accounting Estimates – Loss Reserves and Notes 12 and 13 to the Consolidated Financial Statements.

112	AIG | 2022 Form 10-K

ITEM 7 | Liquidity and Capital Resources

Long-Term Debt and Interest Payments on Long-Term Debt
The amounts presented in the above table represent AIG's total long-term debt outstanding and associated future interest payments due on such debt.
For additional information on outstanding debt, see – Debt.
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
In the normal course of business, AIG and our subsidiaries enter into commitments under which we may be required to make payments in the future on a contingent basis.
The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

December 31, 2022		Amount of Commitment Expiring
(in millions)	Total Amounts Committed	2023	2024 - 2025	Thereafter
Commitments:
Investment commitments	$6,551	$2,535	$3,086	$930
Commitments to extend credit	6,927	2,399	3,315	1,213
Letters of credit	795	562	5	228
Total(a)(b)	$14,273	$5,496	$6,406	$2,371
(a)Excludes guarantees, CMAs or other support arrangements between AIG consolidated entities.
(b)Excludes commitments with respect to pension plans. The annual pension contribution for 2023 is expected to be approximately $58 million.
Investment commitments
We enter into investment commitments in the normal course of business that are aligned with and support our investment strategies. These represent commitments to investment in private equity funds, hedge funds and other funds, as well as commitments to purchase and develop real estate in the United States and abroad. The commitments to invest in private equity funds, hedge funds and other funds are called at the discretion of each fund, as needed for funding new investments or expenses of the fund. The expiration of these commitments is estimated based on the expected life cycle of the related funds, consistent with past trends of requirements for funding. These commitments are primarily made by insurance and real estate subsidiaries of the Company.
We also enter into arrangements with variable interest entities (VIEs) and consolidate a VIE when we are the primary beneficiary of the entity.
For additional information on investment commitments and VIEs, see Note 9 to the Consolidated Financial Statements.
Commitments to extend credit
As part of our normal course of business lending operations, we enter into commitments to fund mortgage loans at certain interest rates and various other terms, within a stated period of time. Such commitments are legally binding and generally made by insurance subsidiaries of the Company.
Letters of credit
AIG is party to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time for the benefit of third parties in support of our businesses. These letters of credit are subject to reimbursement by AIG in the event of a drawdown.
Indemnification agreements
For information regarding our indemnification agreements, see Note 15 to the Consolidated Financial Statements.

AIG | 2022 Form 10-K	113

ITEM 7 | Liquidity and Capital Resources

DEBT
AIG expects to service and repay general borrowings through maturing investments and dispositions of invested assets, future cash flows from operations, cash flows generated from invested assets, future debt or preferred stock issuances and other financing arrangements. AIG borrowings supported by assets of AIG include guaranteed investment agreements (GIAs) that are supported by cash and investments held by AIG Parent, certain non-insurance subsidiaries and amounts posted to third parties as collateral for the repayment of those obligations.
For additional information on GIAs and associated collateral posted, see Note 5 to the Consolidated Financial Statements.
The following table provides the rollforward of AIG’s total debt outstanding:

Year Ended December 31, 2022	Balance, Beginning of Year	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes		Balance, End of Year
(in millions)
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$19,633	$—	$(9,197)	$(192)	$(2)	(d)	$10,242
Junior subordinated debt	1,164	—	(167)	(7)	1		991
AIG Japan Holdings Kabushiki Kaisha	333	—	—	(60)	—		273
Validus notes and bonds payable	293	—	(14)	—	(10)		269
Total AIG general borrowings	21,423	—	(9,378)	(259)	(11)		11,775
AIG borrowings supported by assets(a):
AIG notes and bonds payable	—	—	—	—	81	(d)	81
Series AIGFP matched notes and bonds payable	18	—	—	—	—		18
GIAs, at fair value	1,803	26	(78)	—	(1,695)	(e)	56
Notes and bonds payable, at fair value	68	—	(36)	—	(32)	(e)	—
Total AIG borrowings supported by assets	1,889	26	(114)	—	(1,646)		155
Total debt issued or guaranteed by AIG	23,312	26	(9,492)	(259)	(1,657)		11,930
Corebridge debt:
AIGLH notes and bonds payable(b)	199	—	—	—	1		200
AIGLH junior subordinated debt(b)	227	—	—	—	—		227
Corebridge senior unsecured notes - not guaranteed by AIG	—	6,461	—	—	(9)		6,452
Corebridge junior subordinated debt - not guaranteed by AIG	—	990	—	—	(1)		989
DDTL facility - not guaranteed by AIG	—	1,500	—	—	—		1,500
Total Corebridge debt	426	8,951	—	—	(9)		9,368
Other subsidiaries' notes, bonds, loans and mortgages payable - not guaranteed by AIG	3	—	(2)	—	—		1
Total Short-term and long-term debt	$23,741	$8,977	$(9,494)	$(259)	$(1,666)		$21,299
Debt of consolidated investment entities - not guaranteed by AIG(c)	$6,422	$933	$(1,251)	$(70)	$(154)	(f)	$5,880
(a)AIG Parent guarantees all such debt, except for Series AIGFP matched notes and bonds payable and AIG notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $63 million at December 31, 2022 and $1.4 billion at December 31, 2021. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.
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
(c)At December 31, 2022, includes debt of consolidated investment entities primarily related to real estate investments of $1.5 billion and other securitization vehicles of $4.4 billion. At December 31, 2021, includes debt of consolidated investment entities related to real estate investments of $1.9 billion and other securitization vehicles of $4.5 billion.
(d)Includes reclassifications of debt between AIG general borrowings and AIG borrowings supported by assets.
(e)Represents debt for AIGFP and its subsidiaries that were previously consolidated.
(f)Includes the effect of consolidating previously unconsolidated partnerships.
In the next four quarters, unless redeemed or purchased, no material long-term debt is due to mature. Corebridge has the ability to further continue the DDTL borrowing (currently due June 21, 2023) through the final maturity date of the DDTL Facility on February 25, 2025.
For additional information on debt outstanding, see Note 14 to the Consolidated Financial Statements.

114	AIG | 2022 Form 10-K

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
In the event of a downgrade of AIG’s long-term senior debt ratings, certain AIG entities would be required to post additional collateral under some derivative and other transactions, or certain of the counterparties of such AIG entities would be permitted to terminate such transactions early.
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
On December 16, 2022, A.M. Best revised the outlook to positive from stable for the Long-Term Issuer Credit Ratings (Long-Term ICRs) and affirmed the Financial Strength Rating (FSR) of ‘A’ and the Long-Term ICR of ‘a’ of AIG’s General Insurance subsidiaries. The outlook of the FSR is stable.
These financial strength ratings are current opinions of the rating agencies. They may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances.
For information regarding the effects of downgrades in our credit ratings and financial strength ratings, see Note 10 to the Consolidated Financial Statements and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit – “A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, results of operations, financial condition and liquidity”.

AIG | 2022 Form 10-K	115

ITEM 7 | Liquidity and Capital Resources

REGULATION AND SUPERVISION
For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources, see Part I, Item 1. Business – Regulation and Part I, Item 1A. Risk Factors – Regulation.
DIVIDENDS
On February 15, 2023, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 31, 2023 to shareholders of record on March 17, 2023.
On February 15, 2023, our Board of Directors declared a cash dividend on AIG's Series A Preferred Stock of $365.625 per share, payable on March 15, 2023 to holders of record on February 28, 2023.
The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors. For further detail on our dividends, see Note 16 to the Consolidated Financial Statements.
REPURCHASES OF AIG COMMON STOCK
Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and as of February 10, 2023 $3.8 billion remained under the share repurchase authorization. During the twelve-month period ended December 31, 2022, AIG Parent repurchased approximately 90 million shares of AIG Common Stock for an aggregate purchase price of $5.1 billion.
The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors, as discussed further in Note 16 to the Consolidated Financial Statements.
DIVIDEND RESTRICTIONS
Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities.
For information regarding restrictions on payments of dividends by our subsidiaries, see Note 18 to the Consolidated Financial Statements.

116	AIG | 2022 Form 10-K

ITEM 7 | Enterprise Risk Management

Enterprise Risk Management
OVERVIEW
We consider risk management an integral part of our business strategy and a key element of our approach to corporate governance. We have an integrated process for managing risks throughout our organization in accordance with our firm-wide risk appetite. Our Board of Directors has oversight responsibility for the management of risk. Our Enterprise Risk Management Department supervises and integrates the risk management functions in each of our business units, providing senior management with a consolidated view of AIG’s major risk positions. ERM embeds risk management in our key day-to-day business processes and in identifying, assessing, quantifying, monitoring, reporting, and mitigating the risks taken by AIG. Nevertheless, our risk management efforts may not always be successful and material adverse effects on our business, results of operations, cash flows, liquidity or financial condition may occur. For further information regarding the risks associated with our business and operations, see Part I, Item 1A. Risk Factors.
AIG employs a Three Lines of Defense model. AIG’s business leaders assume full accountability for the risks and controls in their operating units, and ERM performs a review, challenge and oversight function. The third line consists of our Internal Audit Group that provides independent assurance to AIG’s Board of Directors.
RISK GOVERNANCE STRUCTURE
Our risk governance structure fosters the development and maintenance of a risk and control culture that encompasses all significant risk categories impacting our lines of business and functions. Accountability for the implementation and oversight of risk policies is aligned with individual business leaders, with the risk committees receiving regular reports regarding compliance with each policy to support risk governance at our corporate level as well as in each business unit. We review our governance and committee structure on a regular basis and make changes as appropriate to continue to effectively manage and govern both our risks and risk-taking activities.
Our Board of Directors oversees the management of risk through its Risk and Capital Committee (RCC) and Audit Committee. These committees regularly interact with other committees of the Board of Directors which are further described below. Our Chief Risk Officer (CRO) reports to both the RCC and our Chairman and Chief Executive Officer. Our CRO is also a member of the Executive Leadership Team providing ERM the opportunity to contribute to, review, monitor and consider the impact of changes in strategy.
The Group Risk Committee (GRC): The GRC is the senior management group responsible for assessing all significant risk issues on a global basis to protect our financial strength and reputation. The GRC is chaired by our CRO. Our CRO reports periodically on behalf of the GRC to both the RCC and the Audit Committee of the Board of Directors.
The GRC is supported by management committees including the Business Unit Risk Committees and Legal Entity Risk Committees. These committees are comprised of senior executives and experienced business representatives from a range of functions and business units throughout AIG and its subsidiaries. These committees are charged with identifying, analyzing and reviewing specific risk matters within their respective mandates. In addition, various working groups are in place in support of the GRC to manage and monitor the various risks across the organization.
RISK APPETITE, LIMITS, IDENTIFICATION AND MEASUREMENT
Risk Appetite Framework
Our Risk Appetite Framework integrates stakeholder interests, strategic business goals and available financial resources. We balance these by seeking to take measured risks that are expected to generate repeatable, sustainable earnings and create long-term value for our shareholders. The framework includes our risk appetite statement approved by the Board of Directors and a set of supporting tools, including risk tolerances, risk limits and policies, which we use to manage our risk profile and financial resources.
These measures are set at the AIG Parent level as well as the legal entity level and cover consolidated and insurance company capital and liquidity ratios. Our risk tolerances take into consideration regulatory requirements, rating agency expectations, and business needs. The GRC routinely reviews the level of risk taken by the consolidated organization in relation to the established risk tolerances. A consolidated risk report is also presented periodically to the RCC by our CRO.

AIG | 2022 Form 10-K	117

ITEM 7 | Enterprise Risk Management

Risk Limits
A key component of our Risk Appetite Framework is having a process in place that establishes and maintains appropriate tolerances and limits on the material risks identified for our core businesses and facilitates the monitoring and meeting of both internal and external stakeholder expectations.
To support the monitoring and management of AIG’s and its business units’ material risks, ERM has an established limits framework that employs a three-tiered hierarchy:
•Board-level risk tolerances are AIG’s aggregate consolidated capital and liquidity limits. They define the minimum level of consolidated capital and liquidity that we should maintain. These board-level risk tolerances are approved by the Board of Directors and monitored by the RCC.
•AIG management level limits are risk type specific limits at the AIG consolidated level. These limits are approved by our CRO with consultation from the GRC.
•Business unit and legal entity level limits are set to address key risks identified for the business unit and legal entities, protect capital and liquidity at legal entities and/or meet legal entity specific requirements of regulators and rating agencies. These limits are defined by the business unit and legal entity risk officers.
All limits are reviewed by the GRC or relevant business unit risk committees on a periodic basis and revisions, if applicable, are approved by those committees. Limit breaches are required to be reported in a timely manner and are documented and escalated in accordance with their level of severity or materiality.
Risk Identification and Measurement
We conduct risk identification through multiple processes at the business unit and corporate level focused on capturing our material risks. A key initiative is our integrated bottom-up risk identification and assessment process which is conducted down to the product-line level. In addition, we perform an annual top-down risk assessment to identify top risks and assign owners to ensure these risks are appropriately addressed and managed. These processes are used as critical input to enhance and develop our analytics for measuring and assessing risks across the organization.
We employ various approaches to measure, monitor and manage risk exposures, including the utilization of a variety of metrics and early warning indicators. We use a proprietary internal capital and stress testing framework to measure our quantifiable risks.
The internal capital framework quantifies our aggregate economic risk at a given confidence interval, after taking into account diversification benefits between risk factors and business lines. We leverage the internal capital framework to help inform our consolidated risk consumption and profile as well as risk and capital allocation for our businesses.
The stress testing framework assesses our aggregate exposure to our most significant financial and insurance risks, including the risks in each of our key insurance company subsidiaries in relation to its capital needs under stress, risks inherent in our non-insurance company subsidiaries, and risks to AIG consolidated capital. We use this information to support the assessment of resources needed at the AIG Parent level to support our subsidiaries and capital resources required to maintain consolidated company target capitalization levels.

We evaluate and manage risk in material topics as discussed below.
•Credit Risk Management	•Liquidity Risk Management	•Insurance Risks
•Market Risk Management	•Operational Risk Management
CREDIT RISK MANAGEMENT
Credit risk is defined as the risk that our customers or counterparties are unable or unwilling to repay their contractual obligations when they become due. Credit risk may also result from a downgrade of a counterparty’s credit ratings or a widening of its credit spreads.
Direct and indirect credit exposures may arise from, but are not limited to, fixed income investments, equity securities, deposits, commercial paper investments, securities purchased under agreements to resell and repurchase agreements, corporate and consumer loans, leases, reinsurance and retrocessional insurance recoverables, counterparty risk arising from derivatives activities, collateral extended to counterparties, insurance risk cessions to third parties, financial guarantees, letters of credit, and certain General Insurance businesses.

118	AIG | 2022 Form 10-K

ITEM 7 | Enterprise Risk Management

Our credit risks are managed by teams of credit professionals, subject to ERM oversight and various control processes. ERM is primarily responsible for the development, implementation and maintenance of a risk management framework. Our credit risk framework incorporates risk identification and measurement, risk limits, risk delegations to authorized credit professionals throughout the company, and credit reserving. Credit reserving includes but is not limited to the development of a proper framework, policies and procedures for establishing accurate identification of (i) reserves for credit losses and (ii) other-than-temporary impairments for securities portfolios.
We monitor and control our company-wide credit risk concentrations and attempt to avoid unwanted or excessive risk accumulations, whether funded or unfunded. To minimize the level of credit risk in some circumstances, we may require mitigants, such as third-party guarantees, reinsurance or collateral, including commercial bank-issued letters of credit and trust collateral accounts. We treat these guarantees, reinsurance recoverables, and letters of credit as credit exposure and include them in our risk concentration exposure data. We also closely monitor the quality of any trust collateral accounts.
For additional information on our credit concentrations and credit exposures, see Investments – Credit Ratings – Available-for-Sale Investments.
Derivative Transactions
We utilize derivatives principally to enable us to hedge exposure associated with changes in levels of interest rates, currencies, credit, commodities, equity prices and other risks. Credit risk associated with derivative counterparties exists for a derivative contract when that contract has a positive fair value to us. All derivative transactions must be transacted within counterparty limits that have been approved by ERM.
We evaluate counterparty credit quality via an internal analysis that is consistent with the AIG Credit Policy. We require credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties, and transaction size and maturity. Furthermore, we enter into certain agreements that have the benefit of set-off and close-out netting provisions, such as ISDA Master Agreements. These provisions provide that, in the case of an early termination of a transaction, we can set off receivables from a counterparty against payables to the same counterparty arising out of all covered transactions. As a result, where a legally enforceable netting agreement exists, the fair value of the transaction with the counterparty represents the net sum of estimated fair values.
For additional information related to derivative transactions, see Note 10 to the Consolidated Financial Statements.
MARKET RISK MANAGEMENT
Market risk is defined as the risk of adverse impact due to systemic movements in one or more of the following market risk drivers: equity and commodity prices, residential and commercial real estate values, interest rates, credit spreads, foreign exchange, inflation, and their respective levels of volatility.
We are exposed to market risks primarily within our insurance and capital markets activities, on both the asset and the liability sides of our balance sheet through on- and off-balance sheet exposures. The scope and magnitude of our market risk exposures is managed in a manner consistent with our risk appetite statement. Our market risk management framework focuses on quantifying the financial repercussions of changes in the above mentioned market risk drivers.
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
Market risk is overseen at the corporate level within ERM through the CRO. Market risk is managed by our finance, treasury and investment management corporate functions, collectively, and in partnership with ERM.

AIG | 2022 Form 10-K	119

ITEM 7 | Enterprise Risk Management

Market risk drivers:
Equity prices	We are exposed to changes in equity market prices affecting a variety of equity-linked capital market instruments and insurance products, including but not limited to the valuation of publicly traded equity shares, investments in private equity, hedge funds, mutual funds, exchange-traded funds, alternative risk premia investment strategies, variable annuities, indexed universal life insurance and variable universal life insurance.
Residential and commercial real estate values	Our investment portfolios are exposed to the risk of changing values in a variety of residential and commercial real estate investments. Changes in real estate prices can affect the valuation of mortgages, mortgage-backed securities and other structured securities with underlying assets that include real estate mortgages, trusts that include real estate and/or mortgages, residential mortgage insurance and reinsurance contracts and commercial real estate investments.
Interest rates	Interest rate risk can arise from a mismatch in the interest rate exposure of assets versus liabilities. Lower interest rates generally result in lower investment income and make some of our product offerings less attractive to investors. Conversely, higher interest rates are typically beneficial for the opposite reasons. When rates rise quickly, there can be an asymmetric GAAP accounting effect where the existing securities lose market value and the offsetting decrease in the value of certain liabilities may not be recognized. Changes in interest rates can affect the valuation of fixed maturity securities, financial liabilities, and insurance contracts. Additionally, for variable annuity, index annuity, and equity indexed universal life products, deviations in actual versus expected policyholder behavior can be driven by fluctuations in various market variables, including interest rates. Policies with guaranteed living benefit options or riders are also subject to the risk of actual benefit utilization being different than expected.
Credit spreads	Credit spreads measure an instrument’s risk premium or yield relative to that of a comparable duration, default-free instrument. Changes in credit spreads can affect the valuation of fixed maturity securities, including but not limited to corporate bonds, asset backed securities, mortgage-backed securities, AIG-issued debt obligations, credit derivatives, derivative credit valuation adjustments and economic valuation of insurance liabilities. Wider credit spreads paired with unchanged expectations about default losses imply higher investment income in the long term. In the short term, quickly rising spreads will cause a loss in the value of existing fixed maturity securities. A precipitous widening of credit spreads may also signal a fundamental weakness in the credit worthiness of bond obligors, potentially resulting in default losses.
Foreign exchange (FX) rates	As a globally diversified enterprise, changes in FX rates can affect the valuation of a broad range of balance sheet and income statement items as well as the settlement of cash flows exchanged in specific transactions.
Commodity prices	Changes in commodity prices can affect the valuation of publicly-traded commodities and commodity indices, derivatives on commodities and commodity indices, and other commodity-linked investments and insurance contracts. We are exposed to commodity prices primarily through their impact on the prices and credit quality of commodity producers’ debt and equity securities in our investment portfolio.
Inflation	Changes in inflation can affect the valuation of fixed maturity securities, including AIG-issued debt obligations, derivatives and other contracts explicitly linked to inflation indices, and insurance contracts where the claims are linked to inflation either explicitly, via indexing, or implicitly, through medical costs or wage levels.
Our market risk measurement framework was developed with the main objective of communicating the range and scale of our market risk exposures.
We monitor risks through multiple lenses that include economic, GAAP and statutory reporting frameworks at various levels of business consolidation. This process aims to establish a comprehensive coverage of potential implications from adverse market risk developments. We use a number of approaches to measure market risk exposure including sensitivity analysis, scenario analysis and stress testing.

120	AIG | 2022 Form 10-K

ITEM 7 | Enterprise Risk Management

Market Risk Sensitivities
The following table provides estimates of sensitivity to changes in yield curves, equity prices and FX rates on our financial instruments and excludes approximately $172.3 billion and $178.1 billion of insurance liabilities as of December 31, 2022 and December 31, 2021, respectively. AIG believes that the interest rate sensitivities of these insurance and other liabilities serve as an offset to the net interest rate risk of the financial assets presented in the table below. In addition, the table excludes $27.1 billion of interest rate sensitive assets and $2.0 billion of equity and alternative investments supporting the Fortitude Re funds withheld arrangements as the contractual returns related to the assets are transferred to Fortitude Re, as well as $30.4 billion of related funds withheld payables.

	Balance Sheet Exposure		Economic Effect
(dollars in millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Sensitivity factor			100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	$205,860	$248,632	$(11,728)	$(17,017)
Mortgage and other loans receivable(a)	42,664	40,085	(1,718)	(1,928)
Derivatives:
Interest rate contracts	(1,116)	240	(631)	(1,702)
Equity contracts	402	628	(62)	(228)
Other contracts	720	439	(49)	(2)
Total interest rate sensitive assets	$248,530	$290,024	$(14,188)	$(20,877)
Interest rate sensitive liabilities:
Policyholder contract deposits:
Investment-type contracts(a)	$(136,040)	$(130,643)	$6,552	$10,375
Variable annuity and other embedded derivatives	(7,147)	(9,736)	1,590	2,550
Short-term and long-term debt(a)(c)	(20,329)	(22,686)	1,316	2,183
Total interest rate sensitive liabilities	$(163,516)	$(163,065)	$9,458	$15,108
Sensitivity factor			20% decline in equity prices and alternative investments
Derivatives:
Equity contracts(d)	$402	$628	$552	$542
Equity and alternative investments:
Real estate investments	2,020	2,526	(404)	(505)
Private equity	8,626	7,533	(1,725)	(1,507)
Hedge funds	1,290	1,812	(258)	(362)
Common equity	542	728	(108)	(146)
Other investments	1,382	1,328	(276)	(266)
Total derivatives, equity and alternative investments	$14,262	$14,555	$(2,219)	$(2,244)
Policyholder contract deposits:
Variable annuity and other embedded derivatives(d)	$(7,147)	$(9,736)	$(528)	$(269)
Total liabilities	$(7,147)	$(9,736)	$(528)	$(269)
Sensitivity factor			10% depreciation of all FX rates against the U.S. dollar
Foreign currency-denominated net asset position:
Japan Yen	$978	$(57)	$(98)	$6
Canada dollar	654	758	(65)	(76)
British pound	419	1,046	(42)	(105)
All other foreign currencies	1,760	1,910	(176)	(192)
Total foreign currency-denominated net asset position(e)	$3,811	$3,657	$(381)	$(367)
(a)The economic effect is the difference between the estimated fair value and the effect of a 100 bps parallel increase in all yield curves on the estimated fair value. The estimated fair values for Mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Short-term and long-term debt were $43.0 billion, $132.0 billion and $18.7 billion at December 31, 2022, respectively. The estimated fair values for Mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Long-term debt were $45.7 billion, $143.1 billion and $25.7 billion at December 31, 2021, respectively.
(b)At December 31, 2022, the analysis covered $248.5 billion of $280.9 billion interest-rate sensitive assets. As indicated above, excluded were $23.0 billion and $4.1 billion of fixed maturity securities and loans, respectively, supporting the Fortitude Re funds withheld arrangements. In addition, $3.0 billion of loans and $2.6 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2021, the analysis covered $290.0 billion of $331.5 billion interest-rate sensitive assets. As indicated above, excluded were $33.7 billion and $3.6 billion of fixed maturity securities and loans, respectively, supporting the Fortitude Re funds withheld arrangements. In addition, $2.3 billion of loans and $2.0 billion of assets across various asset categories were excluded due to modeling limitations.

AIG | 2022 Form 10-K	121

ITEM 7 | Enterprise Risk Management

(c)At December 31, 2022 the analysis excluded $0.4 billion of AIGLH borrowings, $0.3 billion of Validus borrowings, $1 million of borrowings from Glatfelter Insurance Group (Glatfelter) and $0.3 billion of AIG Japan Holdings loans. At December 31, 2021, the analysis excluded $0.4 billion of AIGLH borrowings, $0.3 billion of Validus borrowings, $2 million of borrowings from Glatfelter and $0.3 billion of AIG Japan Holdings loans.
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
Interest rate sensitivity is defined as the change in value with respect to a 100 basis point parallel shift up in the interest rate environment, calculated as: scenario value minus base value, where base value is the value under the yield curves as of the period end and scenario value is the value reflecting a 100 basis point parallel increase in all yield curves.
We evaluate our interest rate risk without considering effects of correlation of changes in levels of interest rate with other key market risks or other assumptions used for calculating the values of our financial assets and liabilities.
We evaluate our equity price risk without considering effects of correlation of changes in equity prices with other key market risks or other assumptions used for calculating the values of our financial assets and liabilities, as the stress scenario does not reflect the impact of basis risk which we use in the development of our hedging strategy.
The risk monitoring responsibilities, owned by the business units, include ensuring compliance with market risk limits and escalation and remediation of limit breaches. Such activities must be reported to the ERM Market Risk team by the relevant business unit. This monitoring approach is aligned with our overall risk limits framework.
For additional information on our three-tiered hierarchy of limits, see Risk Appetite, Limits, Identification and Measurement – Risk Limits.
LIQUIDITY RISK MANAGEMENT
Liquidity risk is defined as the risk that our financial condition will be adversely affected by the inability or perceived inability to meet our short-term cash, collateral or other financial obligations as they come due.
AIG and its legal entities seek to maintain sufficient liquidity both during the normal course of business and under defined liquidity stress scenarios to ensure that sufficient cash will be available to meet the obligations as they come due.
AIG Parent liquidity risk tolerance levels are designed to allow us to meet our financial obligations for a minimum of six months under a liquidity stress scenario. We maintain liquidity limits and minimum coverage ratios designed to ensure that funding needs are met under stress conditions. If we project that we could breach these tolerances, we assess and determine appropriate liquidity management actions. However, market or other conditions in effect at that time may not permit us to achieve an increase in liquidity sources or a reduction in liquidity requirements.
Liquidity risk is overseen at the corporate level within ERM. The CRO has responsibility for the oversight of the Liquidity Risk Management Framework and delegates the day-to-day implementation of this framework to the AIG Treasurer. Our treasury function manages liquidity risk, subject to ERM oversight and various control processes. Our Liquidity Risk Management Framework includes liquidity and funding policies and monitoring tools to address AIG-specific, broader industry and market-related liquidity events.

Types of liquidity and funding risks:

Market/Monetization Risk
Assets may not be readily transformed into cash due to unfavorable market conditions. Market liquidity risk may limit our ability to sell assets at reasonable values or necessary volumes to meet liquidity needs.

Cash Flow Mismatch Risk	Discrete and cumulative cash flow mismatches or gaps over short-term horizons under both expected and adverse business conditions may create future liquidity shortfalls.
Event Funding Risk	Event funding risk comes in many forms and may result from a downgrade in credit ratings, a market event, or some other event that creates a funding obligation or limits existing funding options.
Financing Risk	We may be unable to raise additional cash on a secured or unsecured basis due to unfavorable market conditions, AIG-specific issues, or any other issue that impedes access to additional funding.
Comprehensive cash flow projections under normal conditions are the primary component for identifying and measuring liquidity risk. We produce comprehensive liquidity projections over varying time horizons that incorporate all relevant liquidity sources and uses and include known and likely cash inflows and outflows. In addition, we perform stress testing by identifying liquidity stress scenarios and assessing the effects of these scenarios on our cash flow and liquidity. We use a number of approaches to measure our liquidity risk exposure including minimum liquidity limits, coverage ratios, coverage flow forecasts, and stress testing.
Relevant liquidity reporting is produced and reported regularly to AIG Parent and business unit risk committees. The frequency, content, and nature of reporting will vary for each business unit and legal entity, based on its complexity, risk profile, activities and size.

122	AIG | 2022 Form 10-K

ITEM 7 | Enterprise Risk Management

OPERATIONAL RISK MANAGEMENT
Operational risk is defined as the risk of loss, or other adverse consequences, resulting from inadequate or failed internal processes, people, systems, or from external events. Operational risk includes legal, regulatory, technology, compliance, third-party and business continuity risks, but excludes business and strategy risks.
Operational risk is inherent in each of our business units and functions and can have many impacts, including but not limited to: unexpected economic losses or gains, reputational harm due to negative publicity, regulatory action from supervisory agencies and operational and business disruptions, and/or damage to customer relationships.
The Operational Risk Management (ORM) function within ERM oversees adherence to the operational risk policy and risk and control framework, which includes risk identification, assessment, measurement, management and monitoring of operational risk exposures. In line with the Three Lines of Defense Model, the ORM program includes, but is not limited to, Issue/Risk event capture, analysis and treatment, risk assessments, and key risk indicators.
ORM, working together with other control and assurance functions (e.g., Compliance, Financial Controls Unit, Enterprise Resiliency, and Internal Audit) through the risk and control framework, provides an independent view of operational risks for each business, and works with the business units, corporate functions, and the first line Risk and Control Owners.
Cybersecurity Risk
AIG, like other global companies, continues to witness the increased sophistication and activities of unauthorized parties attempting cyber and other computer-related penetrations such as “denial of service” attacks, phishing, untargeted but sophisticated and automated attacks, and other disruptive software in an effort to compromise systems, networks and obtain sensitive information. Cybersecurity risks may also derive from unintentional human error or intentional malice on the part of AIG employees or third parties who have authorized access to AIG’s systems or information.
ERM works closely with and supports the risk management practices of Information Technology, the Information Security Office and the business units and functions that form the lines of defense against the cybersecurity risks that we face.
AIG’s Board of Directors is regularly briefed by management on AIG’s cybersecurity matters, including threats, policies, practices and ongoing efforts to improve security. For additional information regarding the privacy data protection and cybersecurity regulations to which we are subject, see Part I, Item 1. Business – Regulation – Privacy, Data Protection and Cybersecurity. For additional discussion of cybersecurity risks, see Part I, Item 1A. Risk Factors – Business and Operations.
INSURANCE RISKS
Insurance risk is defined as the risk of actual claims experience and/or policyholder behavior being materially different than initially expected at the inception of an insurance contract. Uncertainties related to insurance risk can lead to deviations in magnitude and/or timing of prospective cash flows associated with our liabilities compared to what we expected.
We manage our business risk oversight activities through our insurance operations. A primary goal in managing our insurance operations is to achieve an acceptable risk-adjusted return on equity. To achieve this goal, we must be disciplined in risk selection, premium adequacy, and appropriate terms and conditions to cover the risk accepted.
We operate our insurance businesses on a global basis, and we are exposed to a wide variety of risks with different time horizons. We manage these risks throughout the organization, both centrally and locally, through a number of processes and procedures, including, but not limited to:
•pricing and risk selection models including regular monitoring;
•pricing approval processes;
•pre-launch approval of product design, development and distribution;
•underwriting approval processes and authorities;
•modeling and reporting of aggregations and limit concentrations at multiple levels (policy, line of business, product group, country, individual/group, correlation and catastrophic risk events);
•risk transfer tools such as reinsurance, both internal and third-party;
•review and challenge of reserves to ensure comprehensive analysis with established escalation procedures to provide appropriate transparency in reserving decisions and judgments made in the establishment of reserves;
•management of relationship between assets and liabilities, including hedging;
•model risk management framework and validation processes;
•actuarial profitability and reserve reviews; and
•experience monitoring and assumption updates.

AIG | 2022 Form 10-K	123

ITEM 7 | Enterprise Risk Management

We closely manage insurance risk by monitoring and controlling the nature and geographic location of the risks in each underwritten line of business, concentrations in industries, the terms and conditions of the underwriting and the premiums we charge for taking on the risk. We analyze concentrations of risks using various modeling techniques, including both probability distributions (stochastic) and/or single-point estimates (deterministic) approaches.
Risk Measurement, Monitoring and Limits
We use a number of approaches to measure our insurance risk exposure including sensitivity and scenario analyses, stochastic methods, and experience studies. Additionally, there are risk-specific assessment tools, both internal and third-party, in place to better manage the variety of insurance risks to which we are exposed.
We monitor concentrations of exposure through insurance limits and thresholds aggregated along dimensions such as geography, industry, or counterparty.
The risk monitoring responsibilities of the business units include ensuring compliance with insurance risk limits and escalation and remediation of limit breaches. Such activities are reported to management by all business units for informative decision-making on a regular basis. This monitoring approach is aligned with our overall risk limits framework.
For additional information on our three-tiered hierarchy of limits, see Risk Appetite, Limits, Identification and Measurement – Risk Limits.
General Insurance Companies’ Key Risks
We manage our risks through risk review and selection processes, exposure limitations, exclusions, deductibles, self-insured retentions, coverage limits, attachment points, and reinsurance. This management is supported by sound underwriting practices, pricing procedures and the use of actuarial analysis to help determine overall adequacy of provisions for insurance. Underwriting practices and pricing procedures incorporate historical experience, changes in underlying exposure, current regulation and judicial decisions as well as proposed or anticipated regulatory changes or societal trends.
For General Insurance companies, risks primarily include the following:
•Loss Reserves – The potential inadequacy of the liabilities we establish for unpaid losses and loss adjustment expenses is a key risk faced by the General Insurance companies. We manage this uncertainty through internal controls and oversight of the loss reserve setting process, as well as reviews by external experts. For further information, see Critical Accounting Estimates – Loss Reserves.
•Underwriting – The potential inadequacy of premiums charged for future risk periods on risks underwritten in our portfolios can impact the General Insurance companies’ ability to achieve an underwriting profit. We develop pricing based on our estimates of losses and expenses, but factors such as market pressures and the inherent uncertainty and complexity in estimating losses may result in premiums that are inadequate to generate underwriting profit.
•Catastrophe Exposure – Our business is exposed to various catastrophic events in which multiple losses can occur and affect multiple lines of business in any calendar year. Natural disasters, man-made catastrophes or pandemic disease, could also adversely affect our business and operating results to the extent they are covered by our insurance products. Concentration of exposure in certain industries or geographies may cause us to suffer disproportionate losses.
•Single Risk Loss Exposure – Our business is exposed to loss events that have the potential to generate losses from a single insured client. Events such as fires or explosions can result in loss activity for our clients. The net risk to us is managed to acceptable limits established by the Chief Underwriting Officer through a combination of internal underwriting standards and external reinsurance.
•Reinsurance – Since we use reinsurance to limit our losses, we are exposed to risks associated with reinsurance including the recoverability of expected payments from reinsurers due to either an inability or unwillingness to pay, contracts that do not respond properly to the event or actual reinsurance coverage that is different than anticipated. The inability or unwillingness to pay is considered credit risk and is monitored through our credit risk management framework.
Natural Catastrophe Risk
We manage catastrophe exposure with multiple approaches such as setting risk limits based on aggregate Probable Maximum Loss (PML) modeling, monitoring overall exposures and risk accumulations, modifying our gross underwriting standards, and purchasing catastrophe reinsurance through both the traditional reinsurance and capital markets in addition to other reinsurance protections.
We use third-party catastrophe risk models and other tools to evaluate and simulate frequency and severity of catastrophic events and associated losses to our portfolios of exposures. We apply adjustments to modeled losses to account for loss adjustment expenses, model biases, data quality and non-modeled risks.

124	AIG | 2022 Form 10-K

ITEM 7 | Enterprise Risk Management

We recognize that climate change has implications for insurance industry exposure to natural catastrophe risk. With multiple levels of risk management processes in place, we actively analyze the latest climate science and policies to anticipate potential changes to our risk profile, pricing models and strategic planning. In addition, we provide insurance products and services to help our clients be proactive against the threat of climate change. Our internal product development, underwriting, and modeling, will continue to adapt to and evolve with the developing risk exposures attributed to climate change.
The table below details our modeled estimates of PML, net of reinsurance, on an annual aggregate basis. The 1-in-100 and 1-in-250 PMLs are the annual aggregate probable maximum losses with probability of 1 percent and 0.4 percent in a year, respectively. Estimates as of December 31, 2022 reflect our in-force portfolio for exposures as of October 1, 2022, except for AIG Re with exposures as of January 1, 2023, and all inuring reinsurance covers as of December 31, 2022, except for the catastrophe reinsurance programs, which are as of January 1, 2023 and reflected as of such date.
The following table presents an overview of annual aggregate modeled losses for world-wide all perils and exposures arising from our largest primarily modeled perils:

At December 31, 2022	Net of Reinsurance	Net of Reinsurance, After Tax(f)	Percent of Total Shareholders' Equity	Percent of Total Shareholders' Equity Excluding AOCI
(in millions)
Exposures:
World-wide all peril (1-in-250)(a)	$4,087	$3,229	8.1%	5.2%
U.S. Hurricane (1-in-100)(b)	1,403	1,109	2.8	1.8
U.S. Earthquake (1-in-250)(c)	1,631	1,289	3.2	2.1
Japanese Typhoon (1-in-100)(d)	487	385	1.0	0.6
Japanese Earthquake (1-in-250)(e)	501	395	1.0	0.6
(a)The world-wide all peril loss estimate includes wildfire exposure.
(b)The U.S. hurricane loss estimate includes losses to Commercial and Personal Property from hurricane hazards of wind and storm surge.
(c)The U.S. earthquake loss estimates represent exposure to Commercial and Personal Property, Workers’ Compensation (U.S.) and A&H business lines.
(d)Japan Typhoon loss estimate represents exposure to Commercial and Personal Property.
(e)Japan Earthquake loss estimate represents exposure to Commercial and Personal Property and A&H business lines.
(f)Taxed at the statutory tax rate of 21 percent for both the U.S. and Japanese modeled losses. The majority of Japan exposures are ceded to our U.S. Pool.
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
Also, the modeled results are based on the assumption that all reinsurers fulfill their obligations to us under the terms of the reinsurance arrangements. However, reinsurance recoverables may not be fully collectible. Therefore, these estimates are inherently uncertain and may not accurately reflect our net exposure, inclusive of credit risk, to these events.
Our 2023 property catastrophe reinsurance program is a worldwide program providing both aggregate and per occurrence protection, with differing per occurrence and aggregate retentions for North America, Japan, and Rest of World. In 2023, we made changes to our North America property catastrophe reinsurance program to reflect our improving portfolio with attachment points of $500 million for commercial portfolio and $300 million for Lexington and Programs business. Our property catastrophe treaty per occurrence structures largely stayed the same as 2022 for International, with Japan’s retention unchanged from prior year at $200 million and Rest of World attachment point of $125 million.
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
For additional information, see also Part 1, Item 1A. Risk Factors – Reserves and Exposures.
Terrorism Risk
We actively monitor terrorism risk and manage exposures to losses from terrorist attacks. Terrorism risks are modeled using a third-party vendor model for various terrorism attack modes and scenarios. Adjustments are made to account for vendor model gaps and the nature of the General Insurance companies’ exposures.

AIG | 2022 Form 10-K	125

ITEM 7 | Enterprise Risk Management

Our largest terrorism concentrations are in New York City, and estimated losses are largely driven by the Property and Workers’ Compensation lines of business. Our exposure to terrorism risk in the U.S. is mitigated by the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) in addition to limited private reinsurance protections. TRIPRA covers certified terrorist attacks within the U.S. or U.S. missions and against certain U.S. carriers or vessels and excludes certain lines of business as specified by applicable law.
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
Life and Retirement Companies’ Key Risks
We manage risk through product design, experience monitoring, pricing and underwriting discipline, risk limits and thresholds, reinsurance and active monitoring and management of the alignment between risk and cash flow profiles of assets and liabilities, and hedging instruments.
For Life and Retirement companies, risks include the following:
•Longevity risk – represents the risk of an increase in liabilities associated with an insurance product, e.g. an annuity policy or a payout benefit as a result of actual mortality experience being lower than the expected mortality experience. This risk exists in a number of our product lines but is most significant for our annuity products.
•Morbidity risk – represents the risk arising from actual morbidity (e.g. illness, disability or disease) incidence rate being higher than expected or the length of the claims extending longer than expected resulting in a higher overall benefit payout. This risk exists in a number of our product lines such as individual and group accident and health and long-term care businesses which for the most part are in run-off, and ceded to Fortitude Re.
•Mortality (including pandemic) risk – represents the risk of unexpected loss arising from current actual mortality experience being higher than expected mortality experience. This risk exists in a number of our product lines, but is most significant for our life insurance products.
•Policyholder behavior risk (including full and partial surrender/lapses) – represents the risk that actual policyholder behavior differs from expected behavior in a manner that has an adverse effect on our operating results. There are many related assumptions made when products are sold, including how long the contracts will persist and other assumptions which impact the expected utilization of contract benefits, options and guarantees. Actual experience can vary significantly from these assumptions. This risk is impacted by a number of factors including changes in personal policyholder situations and market conditions, especially changes in the levels of yields, equity prices, tax law, regulations, competitive landscape and policyholder preferences.
The emergence of significant adverse experience compared to the experience we expected and priced for could require an adjustment to benefit reserves and/or DAC, which could have a material adverse effect on our consolidated financial results of operations for a particular period.
For additional information on the impact of actual and expected experience on DAC and benefit reserves, see Critical Accounting Estimates – Future Policy Benefits for Life and Accident and Health Insurance Contracts and Critical Accounting Estimates – Guaranteed Benefit Features of Variable Annuity, Fixed Annuity and Fixed Index Annuity Products. For additional information on business risks, see Part I, Item 1A. Risk Factors – Business and Operations.
Variable Annuity, Fixed Index Annuity and Index Universal Life Risk Management and Hedging Programs
Our Individual and Group Retirement businesses offer variable and fixed index annuity products with guaranteed living benefit (GLB) riders that guarantee a certain level of lifetime benefits. Under current GAAP rules, variable and certain index annuity GLBs are accounted for as embedded derivatives measured at fair value, with changes in the fair value recorded in Other realized gains (losses). GLB features subject the Life and Retirement companies to market risk, including exposure to changes in levels of interest rates, equity prices, credit spreads and market volatility.
Product design is the first step in managing our exposure to these market risks. Risk mitigation features of our variable annuity product designs include GLB rider fees indexed to a broad equity market volatility index, required minimum allocations to fixed accounts to reduce overall equity exposure, and for some of the variable annuity products, the utilization of volatility control funds.
We utilize asset liability management and hedging programs to manage economic exposure to market risks that are not fully mitigated through product designs. Our hedging program is designed to offset certain changes in the economic value of embedded derivatives associated with our variable annuity, index annuity and index universal life liabilities, within established thresholds. The hedging program is designed to provide additional protection against large and combined movements in levels of interest rates, equity prices, credit spreads and market volatility under multiple scenarios.

126	AIG | 2022 Form 10-K

ITEM 7 | Enterprise Risk Management

Our hedging program utilizes an economic hedge target, which represents our estimate of the underlying economic risks in the embedded derivatives. The hedge target is established via a stochastic projection. This stochastic projection method uses best estimate assumptions for policyholder behavior in conjunction with market scenarios calibrated to observable equity and interest rate option prices. Policyholder behaviors are regularly evaluated to compare current assumptions to actual experience and, if appropriate, changes are made to the policyholder behavior assumptions. The risk of changes in policyholder behavior is not explicitly hedged, and such differences between expected and actual policyholder behaviors will result in hedge ineffectiveness.
Due to differences between the calculation of the value of the economic hedge target and the U.S. GAAP valuation of the embedded derivative, we expect relative movements in the economic hedge target and the U.S. GAAP embedded derivative valuation will vary over time with changes in levels of equity markets, interest rates, credit spreads and volatility.
For information on the impact on our consolidated pre-tax income from the change in fair value of the embedded derivatives and the hedging portfolio, as well as additional discussion of differences between the economic hedge target and the valuation of the embedded derivatives, see Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and DAC – Variable Annuity Guaranteed Benefits and Hedging Results.
In designing the hedging portfolio for our variable annuity hedging program, we make assumptions that are used in projections of future performance of the underlying mutual funds elected by the variable annuity policyholders. We use these assumptions to project future policy level account value changes. We map the mutual funds to a set of publicly traded indices that we believe best represent the liability to be hedged. Basis risk exists due to the variance between funds returns projected under these assumptions and actual fund returns, which may result in variances between changes in the value of the hedging portfolio and changes in the economic value of the hedge liability target. Net hedge results and the associated cost of hedging are also impacted by differences between realized volatility and implied volatility.
Our hedging programs associated with index annuity and index universal life products, are designed to manage market risk associated with the index crediting strategies offered on these product platforms. Similarly, as with the variable annuities, there are differences between the calculation of the value of the economic liability hedge target and the U.S. GAAP valuation of the index annuity and index universal life embedded derivatives, which can lead to variances in their relative movements.
To manage the capital market exposures embedded within the economic liability hedge targets, we identify and hedge market sensitivities to changes in equity markets, interest rates, volatility and for variable annuities, credit spreads. Each hedge program purchases derivative instruments or securities having sensitivities that offset corresponding sensitivities in the associated economic hedge targets, within internally defined threshold limits. Since the relative movements of the hedging portfolio and the economic hedge target vary over time or with market changes, the net exposure can be outside the threshold limits. As such, periodic adjustments are made to the hedging portfolio in order to return the net exposure to within the threshold limits.
Our hedging programs utilize various derivative instruments, including but not limited to equity options, futures contracts, interest rate swaps and swaptions. In addition, within the variable annuities hedging program, we purchase certain fixed income securities classified as available for sale. To minimize counterparty credit risk, the majority of the derivative instruments utilized within the hedging programs are cleared through global exchanges. Over the counter derivatives utilized within the hedging programs are subject to two-way collateralization, managed under a net zero collateral threshold.
The hedging programs are monitored on a daily basis to ensure that the economic liability hedge targets and the associated derivative portfolios stay within the threshold limits, pursuant to the approved hedging strategies. In addition, monthly stress tests are performed to determine the program’s effectiveness relative to the applicable limits, under an array of combined severe market stresses in equity prices, interest rates, volatility and credit spreads. Finally, hedging strategies are reviewed regularly to gauge their effectiveness in managing our market exposures in the context of our overall risk appetite.
Reinsurance Activities
We purchase reinsurance for our insurance and reinsurance operations. Reinsurance facilitates insurance risk management (retention, volatility, concentrations) and capital planning. We may purchase reinsurance on a pooled basis. Pooling of our reinsurance risks enables us to purchase reinsurance more efficiently at a consolidated level, manage global counterparty risk and relationships and manage global catastrophe risks.
Reinsurance is used primarily to manage overall capital adequacy and mitigate the insurance loss (Life and Non-Life) exposure related to certain events, such as natural and man-made catastrophes, death events, or single policy level events. Our subsidiaries operate worldwide primarily by underwriting and accepting risks for their direct account on a gross basis and reinsuring a portion of the exposure on either an individual risk or an aggregate basis to the extent those risks exceed the desired retention level. In addition, as a condition of certain direct underwriting transactions, we may be required by clients, agents or regulation to cede all or a portion of risks to specified reinsurance entities, such as captives, other insurers, local reinsurers and compulsory pools.

AIG | 2022 Form 10-K	127

ITEM 7 | Enterprise Risk Management

Reinsurance markets include:
•Traditional local and global reinsurance markets including those in the United States, Bermuda, London and Europe, accessed directly and through reinsurance intermediaries;
•Capital markets through insurance-linked securities and collateralized reinsurance transactions, such as catastrophe bonds, sidecars and similar vehicles; and
•Other insurers that engage in both direct and assumed reinsurance.
The form of reinsurance we may choose from time to time will generally depend on whether we are seeking:
•proportional reinsurance, whereby we cede a specified percentage of premiums and losses to reinsurers;
•non-proportional or excess of loss reinsurance, whereby we cede all or a specified portion of losses in excess of a specified amount on a per risk, per occurrence (including catastrophe reinsurance) or aggregate basis; or
•facultative contracts that reinsure individual policies.
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
Reinsurance Recoverable
AIG’s reinsurance recoverable assets are comprised of paid losses recoverable, ceded loss reserves, ceded reserves for unearned premiums, and Life and Annuity reinsurance recoverables (ceded policy and claim reserves and policyholder contract deposits).
At December 31, 2022, total reinsurance recoverable assets were $71.6 billion. These assets include general reinsurance paid losses recoverable of $4.4 billion, ceded loss reserves of $32.2 billion including reserves for IBNR claims, and ceded reserves for unearned premiums of $4.3 billion, as well as life reinsurance recoverable of $30.7 billion. The methods used to estimate IBNR and to establish the resulting ultimate losses involve projecting the frequency and severity of losses over multiple years. These methods are continually reviewed and updated by management. Any adjustments are reflected in income. We believe that the amount recorded for ceded loss reserves at December 31, 2022 reflects a reasonable estimate of the ultimate losses recoverable. Actual losses may, however, differ from the reserves currently ceded.
The Reinsurance Credit Department (RCD) conducts periodic detailed assessments of the financial strength and condition of current and potential reinsurers, both foreign and domestic. The RCD monitors both the financial condition of reinsurers as well as the total reinsurance recoverable ceded to reinsurers, and sets limits with regard to the amount and type of exposure we are willing to take with reinsurers. As part of these assessments, we attempt to identify whether a reinsurer is appropriately licensed, assess its financial capacity and liquidity, and evaluate the local economic and financial environment in which a foreign reinsurer operates. The RCD reviews the nature of the risks ceded and the need for measures, including collateral to mitigate credit risk. For example, in our treaty reinsurance contracts, we frequently include provisions that require a reinsurer to post collateral or use other measures to reduce exposure when a referenced event occurs. Furthermore, we limit our unsecured exposure to reinsurers through the use of credit triggers such as insurer financial strength rating downgrades, declines in regulatory capital, or relevant RBC ratios fall below certain levels. We also set maximum limits for reinsurance recoverable exposure, which in some cases is the recoverable amount plus an estimate of the maximum potential exposure from unexpected events for a reinsurer. In addition, credit executives within ERM review reinsurer exposures and credit limits and approve reinsurer credit limits above specified levels. Finally, even where we conclude that uncollateralized credit risk is acceptable, we require collateral from active reinsurance counterparties where it is necessary for our subsidiaries to recognize the reinsurance recoverable assets for statutory accounting purposes. At December 31, 2022, we held $74.3 billion of collateral, in the form of funds withheld, securities in reinsurance trust accounts and/or irrevocable letters of credit, in support of reinsurance recoverable assets from unaffiliated reinsurers.
At December 31, 2022, we had no significant reinsurance recoverable due from any individual reinsurer that was financially troubled. Reduced profitability associated with lower interest rates, market volatility and catastrophe losses (including COVID-19), could potentially result in reduced capacity or rating downgrades for some reinsurers. The RCD, in conjunction with the credit executives within ERM, reviews these developments, monitors compliance with credit triggers that may require the reinsurer to post collateral, and seeks to use other appropriate means to mitigate any material risks arising from these developments.
For additional information on reinsurance recoverable, see Critical Accounting Estimates – Reinsurance Assets.

128	AIG | 2022 Form 10-K

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
Adjusted revenues exclude Net realized gains (losses), income from non-operating litigation settlements (included in Other income for GAAP purposes), changes in fair value of securities used to hedge guaranteed living benefits (included in Net investment income for GAAP purposes) and income from elimination of the international reporting lag. Adjusted revenues is a GAAP measure for our segments.
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

AIG | 2022 Form 10-K	129

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
Prior year development See Loss reserve development.
RBC Risk-Based Capital A formula designed to measure the adequacy of an insurer’s statutory surplus compared to the risks inherent in its business.

130	AIG | 2022 Form 10-K

Glossary

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
Reinsurance recoverables are comprised of paid losses recoverable, ceded loss reserves, ceded reserves for unearned premiums, and Life and Annuity reinsurance recoverables (ceded policy and claim reserves and policyholder contract deposits).
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
VOBA Value of Business Acquired Present value of projected future gross profits from in-force policies of acquired businesses.

Acronyms

A&H	Accident and Health Insurance	GMDB	Guaranteed Minimum Death Benefits
ABS	Asset-Backed Securities	GMWB	Guaranteed Minimum Withdrawal Benefits
APTI	Adjusted pre-tax income	ISDA	International Swaps and Derivatives Association, Inc.
AUM	Assets Under Management	Moody's	Moody's Investors' Service Inc.
CDS	Credit Default Swap	NAIC	National Association of Insurance Commissioners
CLO	Collateralized loan Obligations	NM	Not Meaningful
CMA	Capital Maintenance Agreement	ORR	Obligor Risk Ratings
CMBS	Commercial Mortgage-Backed Securities	OTC	Over-the-Counter
EGPs	Estimated Gross Profits	RMBS	Residential Mortgage-Backed Securities
ERM	Enterprise Risk Management	S&P	Standard & Poor's Financial Services LLC
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
GAAP	Accounting Principles Generally Accepted in the	URR	Unearned Revenue Reserve
United States of America		VIE	Variable Interest Entity
GIA	Guaranteed Investment Agreements

AIG | 2022 Form 10-K	131

ITEM 7A | Quantitative and Qualitative Disclosures About Market Risk

ITEM 7A | Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is set forth in the Enterprise Risk Management section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

132	AIG | 2022 Form 10-K

Part II
ITEM 8 | Financial Statements and Supplementary Data
AMERICAN INTERNATIONAL GROUP, INC.
REFERENCE TO FINANCIAL STATEMENTS AND SCHEDULES

AIG | 2022 Form 10-K	133

ITEM 8 | Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of American International Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American International Group, Inc. and its subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

134	AIG | 2022 Form 10-K

ITEM 8 | Report of Independent Registered Public Accounting Firm

Valuation of Certain Level 3 Fixed Maturity Securities
As described in Note 4 to the consolidated financial statements, as of December 31, 2022, the total fair value of the Company’s level 3 fixed maturity securities, including bonds available for sale and other bond securities, was $26.4 billion, comprised of residential mortgage backed securities, commercial mortgage backed securities, collateralized loan obligations, other asset-backed securities, and fixed maturity securities issued by corporations (including private placements), states, municipalities, and other governmental agencies. As the volume or level of market activity for these securities is limited, management determines fair value either by requesting brokers who are knowledgeable about the particular security to provide a price quote, which according to management is generally non-binding, or by employing market accepted valuation models. In both cases, certain inputs used by management to determine fair value may not be observable in the market. For certain private placement securities, fair value is determined by management based on discounted cash flow models using discount rates based on credit spreads, yields or price levels of comparable securities, adjusted for illiquidity and structure. For other level 3 fixed maturity securities, such assumptions may include loan delinquencies and defaults, loss severity, and prepayments. As disclosed by management, fair value estimates are subject to management review to ensure valuation models and related inputs are reasonable.
The principal considerations for our determination that performing procedures relating to the valuation of certain level 3 fixed maturity securities is a critical audit matter are (i) the significant judgment by management to determine the fair value of these securities, which in turn led to a high degree of auditor subjectivity and judgment in performing the audit procedures relating to the aforementioned assumptions that are used to determine the fair value, (ii) the significant audit effort and judgment in evaluating the audit evidence related to the valuation, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 3 fixed maturity securities, including controls related to (i) management’s review over the pricing function and (ii) identifying and resolving pricing exceptions. These procedures also included, among others, obtaining independent third party vendor pricing, where available, and the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of securities. Developing the independent range of prices involved testing the completeness and accuracy of data provided by management on a sample basis and evaluating management’s assumptions noted above. The independent third party vendor pricing and the independently developed ranges were compared to management’s recorded fair value estimates.
Valuation of Insurance Liabilities - Unpaid Losses and Loss Adjustment Expenses (Loss Reserves), Net of Reinsurance
As described in Note 12 to the consolidated financial statements, loss reserves represent the accumulation of estimates of unpaid claims, including estimates for claims incurred but not reported and loss adjustment expenses, less applicable discount. As of December 31, 2022, the Company’s net liability for unpaid losses and loss adjustment expenses was $43.1 billion. As disclosed by management, the estimate of the loss reserves relies on several key judgments, including (i) actuarial methods, (ii) relative weights given to these methods by product line, (iii) underlying actuarial assumptions, and (iv) groupings of similar product lines. Actuarial assumptions include (i) expected loss ratios and (ii) loss development factors. During management’s actuarial reviews, various factors are considered, including economic conditions; the legal, regulatory, judicial and social environment; medical cost trends; policy pricing, terms and conditions; changes in the claims handling process; and the impact of reinsurance. As described in Note 12 to the consolidated financial statements, management uses a combination of actuarial methods to project ultimate losses for both long-tail and short-tail exposures.
The principal considerations for our determination that performing procedures relating to the valuation of insurance liabilities - loss reserves, net of reinsurance is a critical audit matter are (i) the significant judgment by management when developing their estimate, which in turn led to a high degree of auditor subjectivity and judgment in performing the audit procedures related to the estimate, (ii) the significant audit effort and judgment in evaluating the audit evidence related to the actuarial methods, weights given to these methods by product line, groupings of similar product lines, and the aforementioned actuarial assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the net liability for unpaid losses and loss adjustment expense, including controls over the selection of actuarial methods and development of significant assumptions, as well as controls designed to identify and address management bias and contrary evidence. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in performing one or a combination of procedures for a sample of product lines, including (i) independently estimating reserves using actual historical data and loss development patterns, as well as industry data and other benchmarks, and comparing management’s actuarially determined reserves to these independent estimates and (ii) evaluating management’s actuarial reserving methods and aforementioned factors, including actuarial assumptions and judgments impacting loss reserves and the consistency of management’s approach period-over-period. Performing these procedures involved testing the completeness and accuracy of data used by management on a sample basis.
Valuation of Embedded Derivatives for Variable Annuity and Fixed Index Annuity Products and Valuation of Certain Guaranteed Benefit Features for Universal Life Products
As described in Notes 4 and 13 to the consolidated financial statements, certain fixed index annuity and variable annuity contracts contain embedded derivatives that are bifurcated from the host contracts and accounted for separately at fair value in policyholder contract deposits. As of December 31, 2022, the fair value of these embedded derivatives was $5.7 billion and $0.7 billion for fixed index annuity and variable annuities with guaranteed minimum withdrawal benefits, respectively. The fair value of embedded derivatives contained in certain variable annuity and fixed index annuity contracts is measured based on policyholder behavior and capital market assumptions related to projected

AIG | 2022 Form 10-K	135

ITEM 8 | Report of Independent Registered Public Accounting Firm

cash flows over the expected lives of the contracts. The policyholder behavior assumptions for these liabilities include mortality, lapses, withdrawals, and benefit utilization, along with an explicit risk margin to reflect a market participant’s estimates of projected cash flows. Estimates of future policyholder behavior assumptions are subjective and based primarily on the Company’s historical experience. The capital market assumptions related to the embedded derivatives for variable annuity contracts involve judgments regarding expected market rates of return, market volatility, credit spreads, correlations of certain market variables, fund performance, and discount rates. Unobservable inputs used for valuing the embedded derivative include long-term equity volatilities which represent the volatility beyond the period for which observable equity volatilities are available. With respect to embedded derivatives for fixed index annuity contracts, option pricing models are used to estimate fair value, taking into account the capital market assumptions. Such models use option budget assumptions which estimate the expected long-term cost of options used to hedge exposures associated with equity price changes. The option budget determines the future costs of the options, which impacts the growth in account value and the valuation of embedded derivatives. Additional policyholder liabilities are also established for universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception. As of December 31, 2022, the liability for universal life secondary guarantees and similar features was $2.8 billion, which is included within future policy benefits. The policyholder behavior assumptions for these liabilities include mortality, lapses and premium persistency. The capital market assumptions used for the liability for universal life secondary guarantees include discount rates and net earned rates.
The principal considerations for our determination that performing procedures relating to the valuation of embedded derivatives for variable annuity and fixed index annuity products and valuation of certain guaranteed benefit features for universal life products is a critical audit matter are (i) the significant judgment by management in developing the aforementioned policyholder behavior assumptions, as well as long-term equity volatilities and option budget assumptions, which in turn led to a high degree of auditor subjectivity and judgment in performing the audit procedures related to the significant assumptions used in the estimate, (ii) the significant audit effort and judgment in evaluating the audit evidence relating to the significant assumptions used by management in the valuation of the embedded derivatives and additional policyholder liabilities, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the development of assumptions used in the valuation of embedded derivatives for variable annuity and fixed index annuity products and valuation of certain guaranteed benefit features for universal life products. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in performing an evaluation of the appropriateness of management’s methodology and the reasonableness of management’s judgments used in developing policyholder behavior, as well as long-term volatilities and option budget assumptions used in estimating the valuation of guaranteed benefit features. These procedures considered the consistency of the assumptions across products, in relation to prior periods, and in relation to management’s historical experience or observed industry practice, and the continued appropriateness of unchanged assumptions. Procedures were performed to test the completeness and accuracy of data used by management on a sample basis.
Valuation of Deferred Policy Acquisition Costs for Universal Life and Individual Retirement Variable Annuity Products
As described in Note 8 to the consolidated financial statements, as of December 31, 2022, a portion of the $11 billion deferred policy acquisition costs (DAC) for investment-oriented products are associated with universal life and individual retirement variable annuity products. Policy acquisition costs and policy issuance costs related to investment-oriented products are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are affected by a number of factors, including current and expected interest rates, net investment income and spreads, net realized gains and losses, fees, surrender rates, mortality experience, policyholder behavior experience, equity market returns, and volatility. If the assumptions used for estimated gross profits change, DAC is recalculated using the new assumptions, including actuarial assumptions related to mortality, lapse, benefit utilization, and premium persistency, and any resulting adjustment is included in income. DAC for investment-oriented products is reviewed by management for recoverability, which involves estimating the future profitability of the current business. If actual profitability is substantially lower than previously estimated profitability, DAC may be subject to an impairment charge.
The principal considerations for our determination that performing procedures relating to the valuation of DAC for universal life and individual retirement variable annuity products is a critical audit matter are (i) the significant judgment by management to determine the policyholder behavior assumptions related to mortality, lapse, benefit utilization, and premium persistency, which in turn led to a high degree of auditor subjectivity and judgment in performing the audit procedures related to the significant assumptions used in the estimate, (ii) the significant audit effort and judgment in evaluating the audit evidence relating to management’s policyholder behavior assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the amortization and recoverability of DAC for universal life and individual retirement variable annuity products, including controls over the development of significant assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of management’s methodology and the reasonableness of management’s policyholder behavior assumptions related to mortality, lapse, benefit utilization, and premium persistency, which are used in the calculation of estimated gross profits. The evaluation of the reasonableness of the assumptions included consideration of the consistency of the assumptions across products in relation to prior periods and in relation to management’s historical experience or observed industry practice. Procedures were performed to test the completeness and accuracy of data used by management in developing the assumptions on a sample basis.

136	AIG | 2022 Form 10-K

ITEM 8 | Report of Independent Registered Public Accounting Firm

Recoverability of U.S. Federal Deferred Tax Asset
As described in Note 21 to the consolidated financial statements, as of December 31, 2022, the Company had a net U.S. federal deferred tax asset of $13.9 billion, $5.2 billion of which related to U.S. tax attributes of AIG's consolidated federal income tax group with a limited carryforward period. Management evaluates the recoverability of the deferred tax asset and the need for a valuation allowance based on the weight of all positive and negative evidence to reach a conclusion of whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. As disclosed by management, in assessing the recoverability of the deferred tax asset, management considers a number of factors, which include forecasts of future income for each of the businesses and actual and planned business and operational changes, using assumptions about future macroeconomic and company specific conditions and events. Management subjects the forecasts to changes in key assumptions and evaluates the effect on tax attribute utilization, including tax attribute carryforward periods. Management also applies changes to assumptions about the effectiveness of relevant prudent and feasible tax planning strategies. As of December 31, 2022, management determined that it is no longer more-likely-than-not that $713 million of the Company’s deferred tax assets related to tax attribute carryforwards of AIG's consolidated federal income tax group will be utilized prior to expiration.
The principal considerations for our determination that performing procedures relating to the recoverability of the U.S. federal deferred tax asset is a critical audit matter are (i) the significant judgment by management when developing their estimate of the recoverability, which in turn led to a high degree of auditor subjectivity and judgment in performing the audit procedures relating to the forecasts of future income for each of the businesses, assumptions about future macroeconomic and company specific conditions and events, tax attribute carryforward periods, and tax planning strategies, (ii) the significant audit effort and judgment in evaluating the audit evidence related to the recoverability of the U.S. federal deferred tax asset, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recoverability of the U.S. federal deferred tax asset, including controls over the accuracy of input data relevant to the analysis, such as cumulative income/loss measurement, reversal of temporary differences, adjustments to forecasted pre-tax income to calculate future taxable income, impacts of tax audits, and enacted and effective tax law considerations. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in (i) evaluating management’s assessment of the recoverability of the U.S. federal deferred tax asset and the need for a valuation allowance, including the reasonableness of the application of tax law, (ii) testing management’s process for forecasting future income for each of the businesses, which included evaluating the impact of actual and planned business and operational changes, the reasonableness of assumptions about future macroeconomic and company specific conditions and events, impacts of tax audits, as well as considering whether management demonstrated their ability and intent in executing planned strategies, (iii) testing the tax attribute carryforward periods, and (iv) evaluating the prudence and feasibility of the implementation of available tax planning strategies that impact the recoverability of the U.S. federal deferred tax asset.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 17, 2023

We have served as the Company’s auditor since 1980.

AIG | 2022 Form 10-K	137

American International Group, Inc.
Consolidated Balance Sheets

(in millions, except for share data)	December 31, 2022	December 31, 2021
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $186 in 2022 and $98 in 2021 (amortized cost: 2022 - $255,993; 2021 - $259,210)*	$226,156	$277,202
Other bond securities, at fair value (See Note 5)*	4,485	6,278
Equity securities, at fair value (See Note 5)*	575	739
Mortgage and other loans receivable, net of allowance for credit losses of $38,351 in 2022 and $629 in 2021*	49,605	46,048
Other invested assets (portion measured at fair value: 2022 - $12,042; 2021 - $10,504)*	15,953	15,668
Short-term investments, including restricted cash of $140 in 2022 and $197 in 2021 (portion measured at fair value: 2022 - $5,708; 2021 - $4,426)*	12,376	13,357
Total investments	309,150	359,292
Cash*	2,043	2,198
Accrued investment income*	2,376	2,239
Premiums and other receivables, net of allowance for credit losses and disputes of $169 in 2022 and $185 in 2021	13,243	12,409
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2022 and $0 in 2021	32,159	33,365
Reinsurance assets - other, net of allowance for credit losses and disputes of $295 in 2022 and $333 in 2021	39,434	40,919
Deferred income taxes	15,144	11,714
Deferred policy acquisition costs	15,518	10,514
Other assets, net of allowance for credit losses of $49 in 2022 and $49 in 2021, including restricted cash of $33 in 2022 and $32 in 2021 (portion measured at fair value: 2022 - $621; 2021 - $957)*	12,714	14,351
Separate account assets, at fair value	84,853	109,111
Total assets	$526,634	$596,112
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2022 and $14 in 2021	$75,167	$79,026
Unearned premiums	18,338	19,313
Future policy benefits for life and accident and health insurance contracts	59,223	59,950
Policyholder contract deposits (portion measured at fair value: 2022 - $7,146; 2021 - $9,736)	158,891	156,686
Other policyholder funds	3,909	3,476
Fortitude Re funds withheld payable (portion measured at fair value: 2022 - $(2,235); 2021 - $5,922)	30,383	40,771
Other liabilities (portion measured at fair value: 2022 - $343; 2021 - $586)*	26,456	28,704
Short-term and long-term debt, of which $1,500 is short-term debt in 2022 (portion measured at fair value: 2022 - $56; 2021 - $1,871)	21,299	23,741
Debt of consolidated investment entities*	5,880	6,422
Separate account liabilities	84,853	109,111
Total liabilities	484,399	527,200
Contingencies, commitments and guarantees (See Note 15)
AIG shareholders’ equity:
Series A non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares authorized; shares issued: 2022 - 20,000 and 2021 - 20,000; liquidation preference $500	485	485
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2022 - 1,906,671,492 and 2021 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2022 - 1,172,543,436 shares; 2021 - 1,087,984,129 shares of common stock	(56,473)	(51,618)
Additional paid-in capital	80,284	81,851
Retained earnings	33,032	23,785
Accumulated other comprehensive income (loss)	(22,092)	6,687
Total AIG shareholders’ equity	40,002	65,956
Non-redeemable noncontrolling interests	2,233	2,956
Total equity	42,235	68,912
Total liabilities and equity	$526,634	$596,112
*See Note 9 for details of balances associated with variable interest entities.
See accompanying Notes to Consolidated Financial Statements.

138	AIG | 2022 Form 10-K

American International Group, Inc.
Consolidated Statements of Income (Loss)

	Years Ended December 31,
(dollars in millions, except per common share data)	2022	2021	2020
Revenues:
Premiums	$31,857	$31,259	$28,523
Policy fees	2,972	3,051	2,917
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	10,824	12,641	12,578
Net investment income - Fortitude Re funds withheld assets	943	1,971	1,053
Total net investment income	11,767	14,612	13,631
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	1,996	1,751	(56)
Net realized gains (losses) on Fortitude Re funds withheld assets	(486)	1,003	463
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	7,481	(603)	(2,645)
Total net realized gains (losses)	8,991	2,151	(2,238)
Other income	850	984	903
Total revenues	56,437	52,057	43,736
Benefits, losses and expenses:
Policyholder benefits and losses incurred	22,771	24,388	24,806
Interest credited to policyholder account balances	3,709	3,557	3,622
Amortization of deferred policy acquisition costs	4,970	4,573	4,211
General operating and other expenses	9,195	8,790	8,396
Interest expense	1,125	1,305	1,457
Loss on extinguishment of debt	303	389	12
Net (gain) loss on divestitures and other	82	(3,044)	8,525
Total benefits, losses and expenses	42,155	39,958	51,029
Income (loss) from continuing operations before income tax expense (benefit)	14,282	12,099	(7,293)
Income tax expense (benefit):
Current	517	(45)	217
Deferred	2,489	2,221	(1,677)
Income tax expense (benefit)	3,006	2,176	(1,460)
Income (loss) from continuing operations	11,276	9,923	(5,833)
Income (loss) from discontinued operations, net of income taxes	(1)	—	4
Net income (loss)	11,275	9,923	(5,829)
Less:
Net income from continuing operations attributable to noncontrolling interests	999	535	115
Net income (loss) attributable to AIG	10,276	9,388	(5,944)
Less: Dividends on preferred stock	29	29	29
Net income (loss) attributable to AIG common shareholders	$10,247	$9,359	$(5,973)
Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$13.16	$10.95	$(6.88)
Income from discontinued operations	$—	$—	$—
Net income (loss) attributable to AIG common shareholders	$13.16	$10.95	$(6.88)
Diluted:
Income (loss) from continuing operations	$13.01	$10.82	$(6.88)
Income from discontinued operations	$—	$—	$—
Net income (loss) attributable to AIG common shareholders	$13.01	$10.82	$(6.88)
Weighted average shares outstanding:
Basic	778,621,118	854,320,449	869,309,458
Diluted	787,941,750	864,884,879	869,309,458
See accompanying Notes to Consolidated Financial Statements.

AIG | 2022 Form 10-K	139

American International Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in millions)	2022	2021	2020
Net income (loss)	$11,275	$9,923	$(5,829)
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	(87)	35	(95)
Change in unrealized appreciation (depreciation) of all other investments	(32,775)	(6,001)	8,354
Change in foreign currency translation adjustments	(514)	(187)	359
Change in retirement plan liabilities adjustment	(20)	325	(106)
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	(6)	(2)	1
Other comprehensive income (loss)	(33,402)	(5,830)	8,513
Comprehensive income (loss)	(22,127)	4,093	2,684
Comprehensive income (loss) attributable to noncontrolling interests	(1,584)	430	99
Comprehensive income (loss) attributable to AIG	$(20,543)	$3,663	$2,585
See accompanying Notes to Consolidated Financial Statements.

140	AIG | 2022 Form 10-K

American International Group, Inc.
Consolidated Statements of Equity

(in millions, except per share data)	Preferred Stock and Additional Paid-in Capital	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Balance, January 1, 2020	$485	$4,766	$(48,987)	$81,345	$23,084	$4,982	$65,675	$1,752	$67,427
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(487)	—	(487)	—	(487)
Common stock issued under stock plans	—	—	172	(271)	—	—	(99)	—	(99)
Purchase of common stock	—	—	(500)	—	—	—	(500)	—	(500)
Net income (loss) attributable to AIG or noncontrolling interests	—	—	—	—	(5,944)	—	(5,944)	115	(5,829)
Dividends on preferred stock ($365.625 per share)	—	—	—	—	(29)	—	(29)	—	(29)
Dividends on common stock ($0.32 per share)	—	—	—	—	(1,103)	—	(1,103)	—	(1,103)
Other comprehensive income (loss)	—	—	—	—	—	8,529	8,529	(16)	8,513
Net decrease due to divestitures and acquisitions	—	—	—	—	—	—	—	(958)	(958)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	108	108
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(156)	(156)
Other	—	—	(7)	344	(17)	—	320	(8)	312
Balance, December 31, 2020	$485	$4,766	$(49,322)	$81,418	$15,504	$13,511	$66,362	$837	$67,199
Common stock issued under stock plans	—	—	217	(281)	—	—	(64)	—	(64)
Purchase of common stock	—	—	(2,614)	(29)	—	—	(2,643)	—	(2,643)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	9,388	—	9,388	535	9,923
Dividends on preferred stock ($365.625 per share)	—	—	—	—	(29)	—	(29)	—	(29)
Dividends on common stock ($0.32 per share)	—	—	—	—	(1,083)	—	(1,083)	—	(1,083)
Other comprehensive loss	—	—	—	—	—	(5,725)	(5,725)	(105)	(5,830)
Net increase due to divestitures and acquisitions	—	—	—	470	—	(1,099)	(629)	2,342	1,713
Contributions from noncontrolling interests	—	—	—	—	—	—	—	22	22
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(682)	(682)
Other	—	—	101	273	5	—	379	7	386
Balance, December 31, 2021	$485	$4,766	$(51,618)	$81,851	$23,785	$6,687	$65,956	$2,956	$68,912
Common stock issued under stock plans	—	—	294	(368)	—	—	(74)	—	(74)
Purchase of common stock	—	—	(5,149)	—	—	—	(5,149)	—	(5,149)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	10,276	—	10,276	999	11,275
Dividends on preferred stock ($365.625 per share)	—	—	—	—	(29)	—	(29)	—	(29)
Dividends on common stock ($0.32 per share)	—	—	—	—	(982)	—	(982)	—	(982)
Other comprehensive loss	—	—	—	—	—	(30,819)	(30,819)	(2,583)	(33,402)
Net increase due to divestitures and acquisitions	—	—	—	(1,432)	—	2,040	608	1,006	1,614
Contributions from noncontrolling interests	—	—	—	—	—	—	—	133	133
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(284)	(284)
Other	—	—	—	233	(18)	—	215	6	221
Balance, December 31, 2022	$485	$4,766	$(56,473)	$80,284	$33,032	$(22,092)	$40,002	$2,233	$42,235
See accompanying Notes to Consolidated Financial Statements.

AIG | 2022 Form 10-K	141

American International Group, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$11,275	$9,923	$(5,829)
(Income) loss from discontinued operations	1	—	(4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net (gains) losses on sales of securities available for sale and other assets	959	(2,099)	(1,179)
Net (gain) loss on divestitures and other	82	(3,044)	8,525
Loss on extinguishment of debt	303	389	12
Unrealized gains in earnings - net	(1,392)	(1,889)	(735)
Equity in (income) loss from equity method investments, net of dividends or distributions	(164)	3	246
Depreciation and other amortization	4,848	4,633	4,120
Impairments of assets	26	46	98
Changes in operating assets and liabilities:
Insurance reserves	(2,332)	5,127	461
Premiums and other receivables and payables - net	(10,193)	(655)	2,586
Reinsurance assets, net	2,843	(1,241)	(693)
Capitalization of deferred policy acquisition costs	(4,649)	(4,906)	(4,292)
Current and deferred income taxes - net	2,260	1,314	(2,434)
Other, net	340	(1,322)	156
Total adjustments	(7,069)	(3,644)	6,871
Net cash provided by operating activities	4,207	6,279	1,038
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	21,660	26,098	23,103
Other securities	3,060	975	2,533
Other invested assets	2,891	6,258	3,896
Divestitures, net	—	4,683	2,173
Maturities of fixed maturity securities available for sale	18,485	34,765	27,620
Principal payments received on and sales of mortgage and other loans receivable	9,435	8,267	7,805
Purchases of:
Available for sale securities	(38,885)	(74,204)	(58,284)
Other securities	(3,714)	(2,034)	(617)
Other invested assets	(2,346)	(3,168)	(3,522)
Mortgage and other loans receivable	(14,364)	(9,013)	(5,990)
Net change in short-term investments	595	5,088	(4,925)
Other, net	(443)	(995)	6
Net cash used in investing activities	(3,626)	(3,280)	(6,202)
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	26,508	25,424	22,385
Policyholder contract withdrawals	(20,722)	(22,481)	(17,854)
Issuance of long-term debt	7,477	107	4,196
Issuance of debt of consolidated investment entities	933	4,338	2,128
Repayments of long-term debt	(9,455)	(4,147)	(1,923)
Repayments of debt of consolidated investment entities	(1,251)	(4,494)	(2,783)
Borrowings under delayed draw term loan agreement	1,500	—	—
Purchase of common stock	(5,200)	(2,592)	(500)
Dividends paid on preferred stock	(29)	(29)	(29)
Dividends paid on common stock	(982)	(1,083)	(1,103)
Other, net	545	1,222	541
Net cash provided by (used in) financing activities	(676)	(3,735)	5,058
Effect of exchange rate changes on cash and restricted cash	(117)	(67)	49
Net decrease in cash and restricted cash	(211)	(803)	(57)
Cash and restricted cash at beginning of year	2,427	3,230	3,287
Cash and restricted cash at end of year	$2,216	$2,427	$3,230

142	AIG | 2022 Form 10-K

American International Group, Inc.
Consolidated Statements of Cash Flows (continued)
Supplementary Disclosure of Consolidated Cash Flow Information

	Years Ended December 31,
(in millions)	2022	2021	2020
Cash	$2,043	$2,198	$2,827
Restricted cash included in Short-term investments*	140	197	180
Restricted cash included in Other assets*	33	32	223
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$2,216	$2,427	$3,230
Cash paid during the period for:
Interest	$1,127	$1,348	$1,147
Taxes	$746	$862	$975
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk transfer transactions	$1,121	$2,284	$1,140
Fixed maturity securities received in connection with reinsurance transactions	$110	$161	$362
Fixed maturity securities transferred in connection with reinsurance transactions	$(224)	$(837)	$(266)
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$3,606	$3,586	$3,734
Fee income debited to policyholder contract deposits included in financing activities	$(1,694)	$(1,690)	$(1,710)
*Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to real estate.
See accompanying Notes to Consolidated Financial Statements.

AIG | 2022 Form 10-K	143

ITEM 8 | Notes to Consolidated Financial Statements | 1. Basis of Presentation

1. Basis of Presentation

American International Group, Inc. (AIG) is a leading global insurance organization serving customers in approximately 70 countries and jurisdictions. AIG companies serve commercial and individual customers through one of the most extensive worldwide property‑casualty networks of any insurer. In addition, AIG Life and Retirement companies are leading providers of life insurance and retirement services in the United States. AIG Common Stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG). Unless the context indicates otherwise, the terms “AIG,” “we,” “us,” “our” or "the Company" mean American International Group, Inc. and its consolidated subsidiaries and the term “AIG Parent” means American International Group, Inc. and not any of its consolidated subsidiaries.
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
Prior to the fourth quarter ending December 31, 2022, certain of our foreign property and casualty subsidiaries reported on the basis of a fiscal year ending November 30. The effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries from November 30 through December 31 of the periods previously presented in these Consolidated Financial Statements was considered for adjustment and/or disclosure.
Effective with the fourth quarter of the year ended December 31, 2022, the foreign property and casualty subsidiaries now report on a calendar year ending December 31. The elimination of a one-month reporting lag of a subsidiary is considered a change in accounting principle. We believe this change in accounting principle is preferable given that it aligns the reporting dates with other consolidated entities, which allows for a timelier and more consistent basis of reporting within our Consolidated Financial Statements. A change in accounting principle requires retrospective application. However, we determined that the effect of not retroactively applying this change was not material to our Consolidated Financial Statements for the current and prior periods. Therefore, we reported the cumulative effect of the change in accounting principle within the Consolidated Statements of Income (Loss) for the year ended December 31, 2022 and did not retrospectively apply the effects of this change to prior periods. The adoption impact was an increase to net income of $100 million for the year ended December 31, 2022.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). All material intercompany accounts and transactions have been eliminated.
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
Blackstone Inc. (Blackstone) completed the acquisition of a 9.9 percent equity stake in Corebridge in November 2021. Blackstone is required to hold its ownership interest in Corebridge following the completion of the separation of the Life and Retirement business, subject to exceptions permitting Blackstone to sell 25 percent, 67 percent and 75 percent of its shares after the first, second and third anniversaries, respectively, of Corebridge IPO (which will be September 19, 2023, 2024 and 2025, respectively), with the transfer restrictions terminating in full on the fifth anniversary of the IPO (September 19, 2027). In the event that the IPO of Corebridge was not completed prior to November 2, 2023, Blackstone had the right to require AIG to undertake the IPO, and in the event that the IPO had not been completed prior to November 2, 2024, Blackstone had the right to exchange all or a portion of its ownership interest in Corebridge for shares of AIG's common stock. As a result of the consummation of the IPO on September 19, 2022, this exchange right of Blackstone was terminated. Also in November 2021, Corebridge declared a dividend payable to AIG Parent in the amount of $8.3 billion. In connection with such dividend, Corebridge issued a promissory note to AIG Parent in the amount of $8.3 billion (the Intercompany Note). The Intercompany Note was repaid to AIG Parent prior to the IPO of Corebridge with the proceeds of (i) the issuance by Corebridge, on April 5, 2022, of senior unsecured notes in the aggregate principal amount of $6.5 billion, (ii) the issuance by Corebridge, on August 23, 2022, of $1.0 billion aggregate principal amount of 6.875% Fixed-to-Fixed Reset Rate Junior

144	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 1. Basis of Presentation

Subordinated Notes due 2052, and (iii) a portion of the $1.5 billion borrowing under Corebridge's $1.5 billion 3-Year Delayed Draw Term Loan Agreement.
Following the IPO, AIG owns 77.7 percent of the outstanding common stock of Corebridge and continues to consolidate the assets, liabilities, and results of operations of Corebridge in AIG’s Consolidated Financial Statements. The portion of equity interest of Corebridge that AIG does not own is reflected as noncontrolling interest in AIG’s Consolidated Financial Statements.
In 2021, AIG entered into a long-term asset management relationship with Blackstone, pursuant to which Blackstone is initially managing $50 billion of Corebridge’s existing investment portfolio, with that amount increasing to an aggregate of $92.5 billion over the next five years.
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
Our Investment Management Agreements with BlackRock
Since April 2022, AIG and Corebridge insurance company subsidiaries have entered into separate investment management agreements with BlackRock. Certain additional insurance company subsidiaries will also enter into such investment management agreements over the coming months. We have since transferred the management of $162 billion of our investments in liquid fixed income and certain private placement assets, including $98 billion of the Corebridge investment portfolio, to BlackRock under such investment management agreements as of December 31, 2022.
Sale of Certain AIG Life and Retirement Retail Mutual Funds Business
On July 16, 2021, AIG announced the closing of its sale of certain assets of Life and Retirement's Retail Mutual Funds business to Touchstone Investments (Touchstone), an indirect wholly-owned subsidiary of Western & Southern Financial Group. This sale consisted of the reorganization of twelve of the retail mutual funds managed by SunAmerica Asset Management, LLC (SAAMCo), a Life and Retirement entity, into certain Touchstone funds. We received initial proceeds, and the twelve retail mutual funds managed by SAAMCo, with $6.8 billion in assets, were reorganized into Touchstone funds. Additional consideration has been and may be earned over a three-year period based on asset levels in certain reorganized funds.
Fortitude Holdings
On June 2, 2020, we completed the sale of a majority of the interests in Fortitude Group Holdings, LLC (Fortitude Holdings) to Carlyle FRL, L.P. (Carlyle FRL), an investment fund advised by an affiliate of The Carlyle Group Inc. (Carlyle), and T&D United Capital Co., Ltd. (T&D), a subsidiary of T&D Holdings, Inc., under the terms of a membership interest purchase agreement entered into on November 25, 2019 (the Purchase Agreement) by and among AIG, Fortitude Holdings, Carlyle FRL, Carlyle, T&D and T&D Holdings, Inc. (the Majority Interest Fortitude Sale). AIG established Fortitude Reinsurance Company Ltd. (Fortitude Re), a wholly owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Run-Off operations. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Run-Off operations. As these reinsurance transactions are structured as modified coinsurance and loss portfolio transfers with funds withheld, AIG continues to reflect the invested assets, which consist mostly of available for sale securities, supporting Fortitude Re’s obligations, in AIG’s financial statements.
As a result of completion of the Majority Interest Fortitude Sale, AIG retained a 3.5 percent ownership interest in Fortitude Holdings and one seat on its Board of Managers and received $2.2 billion of proceeds. AIG recorded a total after-tax reduction to total AIG shareholders’ equity of $4.3 billion related to the sale of the majority interest in and deconsolidation of Fortitude Holdings in the second quarter of 2020. Upon closing of the Majority Interest Fortitude Sale, AIG entered into a transition services agreement with Fortitude Holdings for the provision of transition services for a period after closing, and letter of credit agreements with certain financial institutions, which issued letters of credit in support of certain General Insurance subsidiaries that have reinsurance agreements in place with Fortitude Re in the amount of $600 million. At December 31, 2022, the letter of credit agreements were cancelled and the transition services provided by AIG are de minimis.

AIG | 2022 Form 10-K	145

ITEM 8 | Notes to Consolidated Financial Statements | 1. Basis of Presentation

Other Events
On December 14, 2022, AIG announced that its wholly-owned subsidiary, AIG Financial Products Corp. (AIGFP), filed a voluntary petition to reorganize under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware and filed a proposed plan of reorganization. The reorganization will not have a material impact on the consolidated balance sheets of AIG or our respective businesses. AIGFP has no material operations or businesses and no employees. In conjunction with the bankruptcy filing, AIGFP and its consolidated subsidiaries were deconsolidated from the results of AIG, resulting in a pre-tax loss of $114 million reported in Net gain (loss) on divestitures and other. In addition, AIGFP and its subsidiaries were determined to be an unconsolidated variable interest entity.
USE OF ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires the application of accounting policies that often involve a significant degree of judgment. Accounting policies that we believe are most dependent on the application of estimates and assumptions are considered our critical accounting estimates and are related to the determination of:
•loss reserves;
•future policy benefits for life and accident and health insurance contracts;
•guaranteed benefit features of variable annuity, fixed annuity and fixed index annuity products;
•valuation of embedded derivative liabilities for fixed index annuity and life products;
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

146	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies

2. Summary of Significant Accounting Policies
The following list identifies our significant accounting policies presented in other Notes to these Consolidated Financial Statements, with a reference to the Note where a detailed description can be found:
Note 5. Investments
•Fixed maturity and equity securities
•Other invested assets
•Short-term investments
•Net investment income
•Net realized gains (losses)
•Allowance for credit losses
Note 6. Lending Activities
•Mortgage and other loans receivable – net of allowance
Note 7. Reinsurance
•Reinsurance assets – net of allowance
•Retroactive reinsurance
Note 8. Deferred Policy Acquisition Costs
•Deferred policy acquisition costs
•Amortization of deferred policy acquisition costs
Note 9. Variable Interest Entities
Note 10. Derivatives and Hedge Accounting
•Derivative assets and liabilities, at fair value
Note 11. Goodwill and Other Intangible Assets
Note 12. Insurance Liabilities
•Liability for unpaid losses and loss adjustment expenses
•Discounting of reserves
•Future policy benefits
•Policyholder contract deposits
•Other policyholder funds
Note 13. Variable Life and Annuity Contracts
Note 14. Debt
•Long-term debt
•Debt of consolidated investment entities
Note 15. Contingencies, Commitments and Guarantees
•Legal contingencies
Note 17. Earnings Per Common Share (EPS)
Note 21. Income Taxes
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

AIG | 2022 Form 10-K	147

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies

Reinsurance premiums ceded under prospective reinsurance agreements are recognized as a reduction in revenues over the period the reinsurance coverage is provided in proportion to the risks to which the premiums relate.
Reinsurance premiums for assumed business are estimated based on information received from brokers and ceding companies. Any subsequent differences that arise regarding such estimates are recorded in the periods in which they are determined.
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
Other income includes advisory fee income from the Life and Retirement broker dealer business.
Cash represents cash on hand and demand deposits.
Short-term investments Short-term investments include highly liquid securities and other investments with remaining maturities of one year or less, but greater than three months, at the time of purchase. Securities included within short-term investments are stated at estimated fair value, while other investments included within short-term investments are stated at amortized cost, which approximates estimated fair value.
Premiums and other receivables – net of allowance for credit losses and disputes include premium balances receivable, amounts due from agents and brokers and policyholders, receivables resulting from sales of securities that had not yet settled, cash collateral posted to derivative counterparties that is not eligible to be netted against derivative liabilities and other receivables.
Deposit assets and liabilities We have entered into certain insurance and reinsurance contracts, primarily in our General Insurance companies, that do not contain sufficient insurance risk to be accounted for as insurance or reinsurance. When we receive premiums on such contracts, the premiums received, after deduction for certain related expenses, are recorded as deposits within Other liabilities in the Consolidated Balance Sheets. Net proceeds of these deposits are invested and generate Net investment income. When we pay premiums on such contracts, the premiums paid are recorded as deposits within Other assets in the Consolidated Balance Sheets. The deposit asset or liability is adjusted as amounts are paid, consistent with the underlying contracts.
Other assets consist of deferred sales inducements (DSI), prepaid expenses, deposits, other deferred charges, real estate, other fixed assets, capitalized software costs, goodwill, intangible assets other than goodwill, restricted cash, derivative assets, accrued interest income, and assets classified as held-for-sale.
The cost of buildings and furniture and equipment is depreciated principally on the straight-line basis over their estimated useful lives (maximum of 40 years for buildings and 10 years for furniture and fixtures). Expenditures for maintenance and repairs are charged to income as incurred and expenditures for improvements are capitalized and depreciated. We periodically assess the carrying amount of our real estate for purposes of determining any asset impairment. Capitalized software costs, which represent costs directly related to obtaining, developing or upgrading internal use software, are capitalized and amortized using the straight-line method over a period generally not exceeding ten years.
Separate accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who bear the investment risk. Each account has specific investment objectives and the assets are carried at fair value. The assets of each account are legally segregated and are not subject to claims that arise from any of our other businesses. The liabilities for these accounts are equal to the account assets. Separate accounts may also include deposits for funds held under stable value wrap funding agreements, although the majority of stable value wrap sales are measured based on the notional amount included in assets under management and do not include the receipt of funds. For additional information on separate accounts, see Note 13.
Other liabilities consist of other funds on deposit, other payables, securities sold under agreements to repurchase, securities sold but not yet purchased, liabilities resulting from purchases of securities that have not yet settled, derivative liabilities, cash collateral received from derivative counterparties that contractually cannot be netted against derivative assets, allowance for credit losses in relation to off-balance sheet commitments, deferred gains on retroactive reinsurance agreements and liabilities classified as held-for-sale.
Foreign currency Financial statement accounts expressed in foreign currencies are translated into U.S. dollars. Functional currency assets and liabilities are translated into U.S. dollars generally using rates of exchange prevailing at the balance sheet date of each respective subsidiary and the related translation adjustments are recorded as a separate component of Accumulated other comprehensive income, net of any related taxes, in Total AIG shareholders’ equity. Income statement accounts expressed in functional currencies are translated using average exchange rates during the period. Functional currencies are generally the

148	AIG | 2022 Form 10-K

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
Non-redeemable noncontrolling interest is the portion of equity (net assets) and net income (loss) in a subsidiary not attributable, directly or indirectly, to AIG.
ACCOUNTING STANDARDS ADOPTED
Reference Rate Reform
In March 2020, the FASB issued an accounting standard that provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The standard allows us to account for certain contract modifications that result from the discontinuation of the London Inter-Bank Offered Rate (LIBOR) or another reference rate as a continuation of the existing contract without additional analysis. This standard was set to expire on December 31, 2022, but was extended to December 31, 2024, after which application of the guidance will no longer be permitted. During this period, this standard may be elected and applied prospectively as reference reforms occur.
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
The Company adopted the standard on January 1, 2023, with a transition date of January 1, 2021 (as described in the additional detail below). The adoption of this standard will impact our financial condition, results of operations, statement of cash flows and disclosures, as well as systems, processes and controls.
The Company adopted the standard using the modified retrospective transition method relating to liabilities for traditional and limited payment contracts and deferred policy acquisition costs associated therewith, while the Company adopted the standard in relation to market risk benefits (MRBs) on a retrospective basis. Based upon this transition method, as of the January 1, 2021 transition date (Transition Date) the impact from adoption is expected to result in a decrease of the Company’s after-tax equity between approximately $1.0 billion and $1.5 billion; consisting of a decrease in AOCI between approximately $1.8 billion and $2.3 billion, offset by an increase in Retained earnings between approximately $800 million and $1.3 billion. The net increase in Retained earnings resulted from (1) the reclassification of the cumulative effect of non-performance adjustments related to our products in our Individual Retirement and Group Retirement segments that are currently measured at fair value (e.g., living benefit guarantees associated with variable annuities), partially offset by (2) a reduction from the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., death benefit guarantees associated with variable annuities). The net decrease in AOCI resulted from (1) the reclassification of the cumulative effect of non-performance adjustments discussed above and (2) changes to the discount rate which will most significantly impact our Life Insurance and Institutional Markets segments, partially offset by (3) the removal of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments.
The Company estimates that the after-tax impact to equity from the adoption of LDTI as of September 30,2022 is expected to result in an increase between approximately $800 million and $1.3 billion; consisting of an increase to Retained earnings between approximately $1.2 billion and $1.7 billion, and a decrease in AOCI between approximately $400 million and $900 million. This increase in the estimate since January 1, 2021 has been predominately driven by market movements.
Market risk benefits: The standard requires the measurement of all MRBs (e.g., living benefit and death benefit guarantees) associated with deposit (or account balance) contracts at fair value at each reporting period. Changes in fair value compared to prior periods will be recorded and presented separately within the income statement, except that instrument-specific credit risk changes (non-performance adjustments) will be recognized in other comprehensive income. MRBs will impact both retained earnings and AOCI upon transition. The transition adjustment for MRBs will primarily impact our Individual Retirement and Group Retirement segments.

AIG | 2022 Form 10-K	149

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies

Discount rate assumption: The standard requires the discount rate assumption for the liability for future policy benefits to be updated at the end of each reporting period using an upper-medium grade (low credit risk) fixed income instrument yield that maximizes the use of observable market inputs. Upon transition, the Company currently estimates an adjustment to AOCI due to the fact that the market upper-medium grade (low credit risk) interest rates as of the Transition Date differ from reserve interest accretion rates. Lower interest rates result in a higher liability for future policy benefits and are anticipated to more significantly impact our Life Insurance, in particular non-universal life contracts and Institutional Markets segments. The standard does not impact the discount rate assumption for universal life contracts.
Removal of balances related to changes in unrealized appreciation (depreciation) on investments: Currently, DAC and reserves for universal life insurance and investment-oriented products are adjusted at each balance sheet date to reflect the change in DAC, unearned revenue, and benefit reserves with an offset to Other comprehensive income (loss) as if securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (changes related to unrealized appreciation (depreciation) of investments). Under the standard, the majority of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments will be eliminated.
In addition to the above, the standard also:
•Requires the review and, if necessary, update of future policy benefit assumptions at least annually for traditional and limited pay long duration contracts, with the recognition and separate presentation of any resulting re-measurement gain or loss (except for discount rate changes as noted above) in the income statement. The Company still anticipates completing its annual assumption update in the third quarter.
•Simplifies the amortization of DAC to a constant level basis over the expected term of the related contracts with adjustments for unexpected terminations, but no longer requires an impairment test. Accordingly, we expect less variability in our DAC amortization as the DAC related to universal life insurance and investment-type products, for example variable, fixed, and fixed index annuities, will no longer be required to be amortized in relation to the incidence of estimated gross profits to be realized over the expected lives of the contract. As DAC will be amortized on a constant level basis, DAC amortization related to universal life insurance and investment-type products will be less impacted by the annual actuarial assumption update or changing economic conditions.
•Increases disclosures of disaggregated roll-forwards of several balances, including: liabilities for future policy benefits, deferred acquisition costs, account balances, market risk benefits, separate account liabilities and information about significant inputs, judgments and methods used in measurement and changes thereto and impact of those changes.
We expect that the accounting for Fortitude Re will continue to remain largely unchanged. With respect to Fortitude Re, the reinsurance assets, including the discount rates, will continue to be calculated using the same methodology and assumptions as the direct policies. Accounting for modco remains unchanged.
We have created a governance framework and a plan to support implementation of the updated standard. As part of our implementation plan, we have also advanced the modernization of our actuarial technology platform to enhance our modeling, data management, experience study and analytical capabilities, increase the end-to-end automation of key reporting and analytical processes and optimize our control framework. We have designed and implemented internal controls related to the new processes created as part of implementing the updated standard and are substantially complete with our testing of these internal controls.
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

150	AIG | 2022 Form 10-K

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
SEGMENT RESULTS
The accounting policies of the segments are described in Note 2. We evaluate segment performance based on adjusted revenues and adjusted pre-tax income (loss). Adjusted revenues and adjusted pre-tax income (loss) are derived by excluding certain items from total revenues and pre-tax income (loss), respectively. These items generally fall into one or more of the following broad categories: legacy matters having no relevance to our current businesses or operating performance; adjustments to enhance transparency to the underlying economics of transactions; and measures that we believe to be common to the industry. Legal entities are attributed to each segment based upon the predominance of activity in that legal entity. For the items excluded from adjusted revenues and adjusted pre-tax income (loss), see the table below.

AIG | 2022 Form 10-K	151

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

The following table presents AIG’s continuing operations by operating segment:

(in millions)	Adjusted Revenues	Net Investment Income	Interest Expense	Amortization of DAC	Adjusted Pre-tax Income (Loss)
2022
General Insurance
North America	$12,071		$—	$1,585	$648	(a)
International	13,269		—	1,948	1,400	(a)
Net investment income	2,382	$2,382	—	—	2,382
Total General Insurance	27,722	2,382	—	3,533	4,430
Life and Retirement
Individual Retirement	5,415	3,898	11	761	1,222
Group Retirement	2,780	2,005	6	96	749
Life Insurance	5,299	1,393	4	267	337
Institutional Markets	4,160	1,051	2	6	349
Total Life and Retirement	17,654	8,347	23	1,130	2,657
Other Operations
Other Operations before consolidation and eliminations	827	714	1,131	5	(1,542)
AIG consolidation and eliminations	(435)	(446)	(56)	—	(405)
Total Other Operations	392	268	1,075	5	(1,947)
Total	45,768	10,997	1,098	4,668	5,140
Reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	55	55	—	—	30
Changes in benefit reserves and DAC, VOBA and DSI related to net realized gains (losses)	—	—	—	302	(308)
Changes in the fair value of equity securities	(53)	(53)	—	—	(53)
Other income (expense) - net	(29)	28	28	—	—
Loss on extinguishment of debt	—	—	—	—	(303)
Net investment income on Fortitude Re funds withheld assets	943	943	—	—	943
Net realized gains (losses) on Fortitude Re funds withheld assets	(486)	—	—	—	(486)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	7,481	—	—	—	7,481
Net realized gains (losses)(b)	1,731	(244)	(1)	—	1,750
Net gain (loss) on divestitures and other	—	—	—	—	(82)
Non-operating litigation reserves and settlements	49	—	—	—	41
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	—	—	—	160
Net loss reserve discount benefit (charge)	—	—	—	—	703
Pension expense related to a one-time lump sum payment to former employees	—	—	—	—	(60)
Integration and transaction costs associated with acquiring or divesting businesses	—	—	—	—	(194)
Restructuring and other costs	—	—	—	—	(570)
Non-recurring costs related to regulatory or accounting changes	—	—	—	—	(37)
Net impact from elimination of international reporting lag(c)	978	41	—	—	127
Revenues and pre-tax income (loss)	$56,437	$11,767	$1,125	$4,970	$14,282

152	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

(in millions)	Adjusted Revenues	Net Investment Income	Interest Expense	Amortization of DAC	Adjusted Pre-tax Income (Loss)
2021
General Insurance
North America	$10,989		$—	$1,333	$(47)	(a)
International	14,068		—	2,197	1,102	(a)
Net investment income	3,304	$3,304	—	—	3,304
Total General Insurance	28,361	3,304	—	3,530	4,359
Life and Retirement
Individual Retirement	6,083	4,338	61	736	1,939
Group Retirement	3,291	2,410	35	61	1,284
Life Insurance	5,112	1,619	25	170	106
Institutional Markets	5,108	1,154	9	6	582
Total Life and Retirement	19,594	9,521	130	973	3,911
Other Operations
Other Operations before consolidation and eliminations	1,338	1,112	1,220	37	(1,418)
AIG consolidation and eliminations	(991)	(996)	(65)	—	(932)
Total Other Operations	347	116	1,155	37	(2,350)
Total	48,302	12,941	1,285	4,540	5,920
Reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	60	60	—	—	61
Changes in benefit reserves and DAC, VOBA and DSI related to net realized gains (losses)	—	—	—	33	(52)
Changes in the fair value of equity securities	(237)	(237)	—	—	(237)
Other income (expense) - net	(24)	33	33	—	—
Loss on extinguishment of debt	—	—	—	—	(389)
Net investment income on Fortitude Re funds withheld assets	1,971	1,971	—	—	1,971
Net realized gains (losses) on Fortitude Re funds withheld assets	1,003	—	—	—	1,003
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(603)	—	—	—	(603)
Net realized gains (losses)(b)	1,585	(156)	(13)	—	1,623
Net gain (loss) on divestitures and other	—	—	—	—	3,044
Non-operating litigation reserves and settlements	—	—	—	—	(3)
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	—	—	—	186
Net loss reserve discount benefit (charge)	—	—	—	—	193
Pension expense related to a one-time lump sum payment to former employees	—	—	—	—	(34)
Integration and transaction costs associated with acquiring or divesting businesses	—	—	—	—	(83)
Restructuring and other costs	—	—	—	—	(433)
Non-recurring costs related to regulatory or accounting changes	—	—	—	—	(68)
Revenues and pre-tax income (loss)	$52,057	$14,612	$1,305	$4,573	$12,099

AIG | 2022 Form 10-K	153

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

(in millions)	Adjusted Revenues	Net Investment Income	Interest Expense	Amortization of DAC	Adjusted Pre-tax Income (Loss)
2020
General Insurance
North America	$10,302		$—	$1,365	$(1,301)	(a)
International	13,360		—	2,173	277	(a)
Net investment income	2,925	$2,925	—	—	2,925
Total General Insurance	26,587	2,925	—	3,538	1,901
Life and Retirement
Individual Retirement	5,714	4,131	72	590	1,938
Group Retirement	2,970	2,236	42	7	1,013
Life Insurance	4,877	1,526	30	30	142
Institutional Markets	3,714	988	11	5	438
Total Life and Retirement	17,275	8,881	155	632	3,531
Other Operations
Other Operations before consolidation and eliminations	1,385	1,087	1,306	50	(1,963)
AIG consolidation and eliminations	(562)	(572)	(70)	—	(466)
Total Other Operations	823	515	1,236	50	(2,429)
Total	44,685	12,321	1,391	4,220	3,003
Reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	56	56	—	—	41
Changes in benefit reserves and DAC, VOBA and DSI related to net realized gains (losses)	—	—	—	(9)	12
Changes in the fair value of equity securities	200	200	—	—	200
Other income (expense) - net	49	99	99	—	—
Loss on extinguishment of debt	—	—	—	—	(12)
Net investment income on Fortitude Re funds withheld assets	1,053	1,053	—	—	1,053
Net realized gains (losses) on Fortitude Re funds withheld assets	463	—	—	—	463
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(2,645)	—	—	—	(2,645)
Net realized gains (losses)(b)	(148)	(98)	(33)	—	(97)
Net gain (loss) on divestitures and other	—	—	—	—	(8,525)
Non-operating litigation reserves and settlements	23	—	—	—	21
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	—	—	—	221
Net loss reserve discount benefit (charge)	—	—	—	—	(516)
Integration and transaction costs associated with acquiring or divesting businesses	—	—	—	—	(12)
Restructuring and other costs	—	—	—	—	(435)
Non-recurring costs related to regulatory or accounting changes	—	—	—	—	(65)
Revenues and pre-tax income (loss)	$43,736	$13,631	$1,457	$4,211	$(7,293)
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
(c)See Note 1.
The following table presents AIG’s year-end identifiable assets and capital expenditures by segment:

	Year-End Identifiable Assets		Capital Expenditures
(in millions)	2022	2021	2022	2021
General Insurance	$147,102	$159,000	$68	$76
Life and Retirement	356,623	406,104	102	62
Other Operations	22,909	31,008	40	205
Total Assets	$526,634	$596,112	$210	$343

154	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

The following table presents AIG’s consolidated total revenues and real estate and other fixed assets, net of accumulated depreciation, by major geographic area:

	Total Revenues*			Real Estate and Other Fixed Assets, Net of Accumulated Depreciation
(in millions)	2022	2021	2020	2022	2021	2020
North America	$41,605	$37,224	$30,204	$1,206	$1,212	$1,230
International	14,832	14,833	13,532	387	500	610
Consolidated	$56,437	$52,057	$43,736	$1,593	$1,712	$1,840
*Revenues are generally reported according to the geographic location of the segment. International revenues consists of revenues from our General Insurance International operating segment.

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
The following is a description of the valuation methodologies used for instruments carried at fair value. These methodologies are applied to assets and liabilities across the levels discussed above, and the observability of the inputs used determines the appropriate level in the fair value hierarchy for the respective asset or liability.

AIG | 2022 Form 10-K	155

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

VALUATION METHODOLOGIES OF FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
Incorporation of Credit Risk in Fair Value Measurements
•Our Own Credit Risk. Fair value measurements for certain liabilities incorporate our own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to us at the balance sheet date by reference to observable AIG credit default swaps (CDS) or cash bond spreads. We calculate the effect of credit spread changes using discounted cash flow techniques that incorporate current market interest rates. A derivative counterparty’s net credit exposure to us is determined based on master netting agreements, when applicable, which take into consideration all derivative positions with us, as well as collateral we post with the counterparty at the balance sheet date. For a description of how we incorporate our own credit risk in the valuation of embedded derivatives related to certain annuity and life insurance products, see – Embedded Derivatives within Policyholder Contract Deposits below.
•Counterparty Credit Risk. Fair value measurements for freestanding derivatives incorporate counterparty credit by determining the explicit cost for us to protect against our net credit exposure to each counterparty at the balance sheet date by reference to observable counterparty CDS spreads, when available. When not available, other directly or indirectly observable credit spreads will be used to derive the best estimates of the counterparty spreads. Our net credit exposure to a counterparty is determined based on master netting agreements, which take into consideration all derivative positions with the counterparty, as well as collateral posted by the counterparty at the balance sheet date.
Fair values for fixed maturity securities based on observable market prices for identical or similar instruments implicitly incorporate counterparty credit risk. Fair values for fixed maturity securities based on internal models incorporate counterparty credit risk by using discount rates that take into consideration cash issuance spreads for similar instruments or other observable information.
For fair values measured based on internal models, the cost of credit protection is determined under a discounted present value approach considering the market levels for single name CDS spreads for each specific counterparty, the mid-market value of the net exposure (reflecting the amount of protection required) and the weighted average life of the net exposure. CDS spreads are provided to us by an independent third party. We utilize an interest rate based on the appropriate benchmark curve to derive our discount rates.
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
We employ independent third-party valuation service providers to gather, analyze, and interpret market information to derive fair value estimates for individual investments, based upon market-accepted methodologies and assumptions. The methodologies used by these independent third-party valuation service providers are reviewed and understood by management, through periodic discussion with and information provided by the independent third-party valuation service providers. In addition, as discussed further below, control processes designed to ensure the accuracy of these values are applied to the fair values received from independent third-party valuation service providers.
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

156	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

from independent third-party valuation service providers to be used for particular security classes. We also validate prices for selected securities through reviews by members of management who have relevant expertise and who are independent of those charged with executing investing transactions.
When our independent third-party valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a price quote, which is generally non-binding, or by employing market accepted valuation models internally or via our third party asset managers. Broker prices may be based on an income approach, which converts expected future cash flows to a single present value amount, with specific consideration of inputs relevant to particular security types. For structured securities, such inputs may include ratings, collateral types, geographic concentrations, underlying loan vintages, loan delinquencies and defaults, loss severity assumptions, prepayments, and weighted average coupons and maturities. When the volume or level of market activity for a security is limited, certain inputs used to determine fair value may not be observable in the market. Broker prices may also be based on a market approach that considers recent transactions involving identical or similar securities. Fair values provided by brokers are subject to similar control processes to those noted above for fair values from independent third-party valuation service providers, including management reviews. For those corporate debt instruments (for example, private placements) that are not traded in active markets or that are subject to transfer restrictions, valuations reflect illiquidity and non-transferability, based on available market evidence. When observable price quotations are not available, fair value is determined based on discounted cash flow models using discount rates based on credit spreads, yields or price levels of comparable securities, adjusted for illiquidity and structure. Fair values determined internally or via our third party asset managers are also subject to management review to ensure that valuation models and related inputs are reasonable.
The methodology above is relevant for all fixed maturity securities including residential mortgage backed securities (RMBS), commercial mortgage backed securities (CMBS), collateralized loan obligations (CLO), other asset‑backed securities (ABS) and fixed maturity securities issued by government sponsored entities and corporate entities.
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

AIG | 2022 Form 10-K	157

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

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
Embedded Derivatives within Policyholder Contract Deposits
Certain variable annuity and fixed index annuity and life contracts contain embedded derivatives that we bifurcate from the host contracts and account for separately at fair value, with changes in fair value recognized in earnings. These embedded derivatives are classified within Policyholder contract deposits. We have concluded these contracts contain either (i) a written option that guarantees a minimum accumulation value at maturity, (ii) a written option that guarantees annual withdrawals regardless of underlying market performance for a specific period or for life, or (iii) fixed index written options that meet the criteria of derivatives and must be bifurcated.
The fair value of embedded derivatives contained in certain variable annuity and fixed index annuity and life contracts is measured based on policyholder behavior and capital market assumptions related to projected cash flows over the expected lives of the contracts. These discounted cash flow projections primarily include benefits and related fees assessed, when applicable. In some instances, the projected cash flows from fees may exceed projected cash flows related to benefit payments and therefore, at a point in time, the carrying value of the embedded derivative may be in a net asset position. The projected cash flows incorporate best estimate assumptions for policyholder behavior (including mortality, lapses, withdrawals and benefit utilization), along with an explicit risk margin to reflect a market participant’s estimates of projected cash flows and policyholder behavior. Estimates of future policyholder behavior assumptions are subjective and based primarily on our historical experience.
Because of the dynamic and complex nature of the projected cash flows with respect to embedded derivatives in our variable and certain fixed index annuity contracts, risk neutral valuations are used, which are calibrated to observable interest rate and equity option prices. Estimating the underlying cash flows for these products involves judgments regarding the capital market assumptions related to expected market rates of return, market volatility, credit spreads, correlations of certain market variables, fund performance and discount rates. Additionally, estimating the underlying cash flows for these products also involves judgments regarding policyholder behavior. The portion of fees attributable to the fair value of expected benefit payments are included within the fair value measurement of these embedded derivatives, and related fees are classified in net realized gain/loss as earned, consistent with other changes in the fair value of these embedded policy derivatives. Any portion of the fees not attributed to the embedded derivatives are excluded from the fair value measurement and classified in policy fees as earned.
With respect to embedded derivatives in our fixed index annuity and life contracts, option pricing models are used to estimate fair value, taking into account the capital market assumptions for future equity index growth rates, volatility of the equity index, future interest rates, and our ability to adjust the participation rate and the cap on fixed index credited rates in light of market conditions and policyholder behavior assumptions.

158	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

Projected cash flows are discounted using the interest rate swap curve (swap curve), which is commonly viewed as being consistent with the credit spreads for highly‑rated financial institutions (S&P AA-rated or above). A swap curve shows the fixed-rate leg of a non-complex swap against the floating rate (for example, LIBOR) leg of a related tenor. We also incorporate our own risk of non-performance in the valuation of the embedded derivatives associated with variable annuity and fixed index annuity and life contracts. The non-performance risk adjustment (NPA) reflects a market participant’s view of our claims-paying ability by incorporating an additional spread to the swap curve used to discount projected benefit cash flows in the valuation of these embedded derivatives. The non-performance risk adjustment is calculated by constructing forward rates based on a weighted average of observable corporate credit indices to approximate the claims-paying ability rating of our Life and Retirement companies.
Fortitude Re funds withheld payable
The reinsurance transactions between AIG and Fortitude Re were structured as modified coinsurance (modco) and loss portfolio transfer arrangements with funds withheld (funds withheld). As a result of the deconsolidation resulting from the Majority Interest Fortitude Sale, AIG has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.
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

AIG | 2022 Form 10-K	159

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

December 31, 2022	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$25	$6,594	$—	$—	$—	$6,619
Obligations of states, municipalities and political subdivisions	—	11,275	824	—	—	12,099
Non-U.S. governments	158	13,326	1	—	—	13,485
Corporate debt	—	134,992	2,847	—	—	137,839
RMBS	—	11,264	7,553	—	—	18,817
CMBS	—	13,267	926	—	—	14,193
CLO/ABS	—	10,356	12,748	—	—	23,104
Total bonds available for sale	183	201,074	24,899	—	—	226,156
Other bond securities:
U.S. government and government sponsored entities	—	—	—	—	—	—
Obligations of states, municipalities and political subdivisions	—	111	—	—	—	111
Non-U.S. governments	—	66	—	—	—	66
Corporate debt	—	1,976	416	—	—	2,392
RMBS	—	113	173	—	—	286
CMBS	—	303	28	—	—	331
CLO/ABS	—	389	910	—	—	1,299
Total other bond securities	—	2,958	1,527	—	—	4,485
Equity securities	518	18	39	—	—	575
Other invested assets(b)	—	145	2,075	—	—	2,220
Derivative assets(c):
Interest rate contracts	1	3,410	311	—	—	3,722
Foreign exchange contracts	—	1,844	—	—	—	1,844
Equity contracts	11	132	285	—	—	428
Commodity contracts	—	9	—	—	—	9
Credit contracts	—	—	32	—	—	32
Other contracts	—	—	14	—	—	14
Counterparty netting and cash collateral	—	—	—	(3,895)	(1,640)	(5,535)
Total derivative assets	12	5,395	642	(3,895)	(1,640)	514
Short-term investments	2,821	2,887	—	—	—	5,708
Other assets(c)	—	—	107	—	—	107
Separate account assets	81,655	3,198	—	—	—	84,853
Total	$85,189	$215,675	$29,289	$(3,895)	$(1,640)	$324,618
Liabilities:
Policyholder contract deposits	$—	$41	$7,105	$—	$—	$7,146
Derivative liabilities(c):
Interest rate contracts	—	4,838	—	—	—	4,838
Foreign exchange contracts	—	1,138	—	—	—	1,138
Equity contracts	2	10	14	—	—	26
Credit contracts	—	9	32	—	—	41
Counterparty netting and cash collateral	—	—	—	(3,895)	(1,917)	(5,812)
Total derivative liabilities	2	5,995	46	(3,895)	(1,917)	231
Fortitude Re funds withheld payable	—	—	(2,235)	—	—	(2,235)
Other liabilities	—	—	112	—	—	112
Long-term debt	—	56	—	—	—	56
Total	$2	$6,092	$5,028	$(3,895)	$(1,917)	$5,310

160	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

December 31, 2021	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$2,553	$5,641	$—	$—	$—	$8,194
Obligations of states, municipalities and political subdivisions	—	13,096	1,431	—	—	14,527
Non-U.S. governments	9	16,314	7	—	—	16,330
Corporate debt	—	172,967	2,641	—	—	175,608
RMBS	—	16,909	10,378	—	—	27,287
CMBS	—	14,619	1,190	—	—	15,809
CLO/ABS	—	8,232	11,215	—	—	19,447
Total bonds available for sale	2,562	247,778	26,862	—	—	277,202
Other bond securities:
U.S. government and government sponsored entities	—	1,750	—	—	—	1,750
Obligations of states, municipalities and political subdivisions	—	97	—	—	—	97
Non-U.S. governments	—	76	—	—	—	76
Corporate debt	—	916	134	—	—	1,050
RMBS	—	215	196	—	—	411
CMBS	—	280	35	—	—	315
CLO/ABS	—	247	2,332	—	—	2,579
Total other bond securities	—	3,581	2,697	—	—	6,278
Equity securities	669	64	6	—	—	739
Other invested assets (b)	—	138	1,948	—	—	2,086
Derivative assets(c):
Interest rate contracts	—	3,873	—	—	—	3,873
Foreign exchange contracts	—	1,188	1	—	—	1,189
Equity contracts	7	224	450	—	—	681
Commodity contracts	—	4	—	—	—	4
Credit contracts	—	—	1	—	—	1
Other contracts	—	—	13	—	—	13
Counterparty netting and cash collateral	—	—	—	(2,779)	(2,139)	(4,918)
Total derivative assets	7	5,289	465	(2,779)	(2,139)	843
Short-term investments	2,584	1,842	—	—	—	4,426
Other assets(c)	—	—	114	—	—	114
Separate account assets	105,221	3,890	—	—	—	109,111
Total	$111,043	$262,582	$32,092	$(2,779)	$(2,139)	$400,799
Liabilities:
Policyholder contract deposits	$—	$54	$9,682	$—	$—	$9,736
Derivative liabilities(c):
Interest rate contracts	1	3,632	—	—	—	3,633
Foreign exchange contracts	—	721	—	—	—	721
Equity contracts	1	46	6	—	—	53
Credit contracts	—	16	31	—	—	47
Counterparty netting and cash collateral	—	—	—	(2,779)	(1,089)	(3,868)
Total derivative liabilities	2	4,415	37	(2,779)	(1,089)	586
Fortitude Re funds withheld payable	—	—	5,922	—	—	5,922
Long-term debt	—	1,871	—	—	—	1,871
Total	$2	$6,340	$15,641	$(2,779)	$(1,089)	$18,115
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $9.8 billion and $8.4 billion as of December 31, 2022 and 2021, respectively.
(c)Presented as part of Other assets and Other liabilities on the Consolidated Balance Sheets.

AIG | 2022 Form 10-K	161

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the years ended December 31, 2022 and 2021 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Consolidated Balance Sheets at December 31, 2022 and 2021:

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
December 31, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,431	$1	$(533)	$(104)	$40	$(11)	$—	$824	$—	$(223)
Non-U.S. governments	7	1	3	(10)	3	(3)	—	1	—	(1)
Corporate debt	2,641	37	(238)	(87)	1,155	(661)	—	2,847	—	(217)
RMBS	10,378	452	(1,319)	(1,511)	8	(455)	—	7,553	—	(504)
CMBS	1,190	7	(162)	137	102	(348)	—	926	—	(133)
CLO/ABS	11,215	114	(1,658)	3,279	2,003	(2,205)	—	12,748	—	(1,605)
Total bonds available for sale	26,862	612	(3,907)	1,704	3,311	(3,683)	—	24,899	—	(2,683)
Other bond securities:
Corporate debt	134	(5)	—	158	334	(205)	—	416	(2)	—
RMBS	196	(39)	—	16	—	—	—	173	(38)	—
CMBS	35	(6)	—	(1)	—	—	—	28	(4)	—
CLO/ABS	2,332	(233)	—	(1,182)	77	(84)	—	910	(156)	—
Total other bond securities	2,697	(283)	—	(1,009)	411	(289)	—	1,527	(200)	—
Equity securities	6	(1)	—	27	16	(9)	—	39	(1)	—
Other invested assets	1,948	338	(22)	(26)	47	(210)	—	2,075	355	—
Other assets	114	—	—	(7)	—	—	—	107	—	—
Total	$31,627	$666	$(3,929)	$689	$3,785	$(4,191)	$—	$28,647	$154	$(2,683)
(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
Liabilities:
Policyholder contract deposits	$9,682	$(3,602)	$—	$1,025	$—	$—	$—	$7,105	$3,857	$—
Derivative liabilities, net:
Interest rate contracts	—	9	—	(245)	(81)	6	—	(311)	71	—
Foreign exchange contracts	(1)	—	—	1	—	—	—	—	(1)	—
Equity contracts	(444)	487	—	(313)	—	(1)	—	(271)	(246)	—
Credit contracts	30	3	—	(1)	—	—	(32)	—	(31)	—
Other contracts	(13)	(65)	—	64	—	—	—	(14)	65	—
Total derivative liabilities, net(a)	(428)	434	—	(494)	(81)	5	(32)	(596)	(142)	—
Fortitude Re funds withheld payable	5,922	(7,481)	—	(676)	—	—	—	(2,235)	7,729	—
Other Liabilities	—	—	—	112	—	—	—	112	—	—
Total	$15,176	$(10,649)	$—	$(33)	$(81)	$5	$(32)	$4,386	$11,444	$—

162	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
December 31, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$2,105	$15	$(9)	$(358)	$—	$(260)	$(62)	$1,431	$—	$254
Non-U.S. governments	5	—	(1)	1	5	(3)	—	7	—	—
Corporate debt	2,349	(20)	(31)	188	524	(369)	—	2,641	—	(141)
RMBS	11,694	595	(127)	(1,163)	8	(629)	—	10,378	—	790
CMBS	922	25	(49)	414	57	(179)	—	1,190	—	(55)
CLO/ABS	9,814	38	(122)	1,588	1,138	(1,241)	—	11,215	—	315
Total bonds available for sale	26,889	653	(339)	670	1,732	(2,681)	(62)	26,862	—	1,163
Other bond securities:
Corporate debt	—	(1)	—	135	—	—	—	134	(1)	—
RMBS	139	3	—	54	—	—	—	196	(87)	—
CMBS	47	(3)	—	(15)	6	—	—	35	2	—
CLO/ABS	2,512	28	—	(208)	—	—	—	2,332	127	—
Total other bond securities	2,698	27	—	(34)	6	—	—	2,697	41	—
Equity securities	51	11	1	(123)	77	(11)	—	6	3	—
Other invested assets	1,827	641	(14)	(570)	64	—	—	1,948	617	—
Other assets	113	—	—	1	—	—	—	114	—	—
Total	$31,578	$1,332	$(352)	$(56)	$1,879	$(2,692)	$(62)	$31,627	$661	$1,163
(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
Liabilities:
Policyholder contract deposits	$9,798	$(545)	$—	$484	$—	$(55)	$—	$9,682	$1,860	$—
Derivative liabilities, net:
Interest rate contracts	—	(1)	—	1	—	—	—	—	1	—
Foreign exchange contracts	(2)	—	—	1	—	—	—	(1)	—	—
Equity contracts	(151)	(75)	—	(271)	—	53	—	(444)	32	—
Credit contracts	42	9	—	(21)	—	—	—	30	1	—
Other contracts	(8)	(66)	—	61	—	—	—	(13)	66	—
Total derivative liabilities, net(a)	(119)	(133)	—	(229)	—	53	—	(428)	100	—
Fortitude Re funds withheld payable	6,042	603	—	(723)	—	—	—	5,922	2,094	—
Total	$15,721	$(75)	$—	$(468)	$—	$(2)	$—	$15,176	$4,054	$—
(a)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

AIG | 2022 Form 10-K	163

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Consolidated Statements of Income (Loss) as follows:

(in millions)	Net Investment Income	Net Realized Gains (Losses)	Other Income	Total
December 31, 2022
Assets:
Bonds available for sale	$694	$(82)	$—	$612
Other bond securities	(283)	—	—	(283)
Equity securities	(1)	—	—	(1)
Other invested assets	346	(8)	—	338
December 31, 2021
Assets:
Bonds available for sale	$654	$(1)	$—	$653
Other bond securities	27	—	—	27
Equity securities	11	—	—	11
Other invested assets	630	11	—	641
(in millions)	Net Investment Income	Net Realized (Gains) Losses	Other Income	Total
December 31, 2022
Liabilities:
Policyholder contract deposits*	$—	$(3,602)	$—	$(3,602)
Derivative liabilities, net	—	495	(61)	434
Fortitude Re funds withheld payable	—	(7,481)	—	(7,481)
December 31, 2021
Liabilities:
Policyholder contract deposits*	$—	$(545)	$—	$(545)
Derivative liabilities, net	—	(74)	(59)	(133)
Fortitude Re funds withheld payable	—	603	—	603
*Primarily embedded derivatives.

164	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the years ended December 31, 2022 and 2021 related to Level 3 assets and liabilities in the Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
December 31, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$6	$(72)	$(38)	$(104)
Non-U.S. governments	—	—	(10)	(10)
Corporate debt	143	(79)	(151)	(87)
RMBS	391	(76)	(1,826)	(1,511)
CMBS	195	(17)	(41)	137
CLO/ABS	3,655	(25)	(351)	3,279
Total bonds available for sale	4,390	(269)	(2,417)	1,704
Other bond securities:
Corporate debt	26	—	132	158
RMBS	62	(5)	(41)	16
CMBS	—	(1)	—	(1)
CLO/ABS	750	(1,530)	(402)	(1,182)
Total other bond securities	838	(1,536)	(311)	(1,009)
Equity securities	27	(1)	1	27
Other invested assets	682	—	(708)	(26)
Other assets	—	—	(7)	(7)
Total	$5,937	$(1,806)	$(3,442)	$689
Liabilities:
Policyholder contract deposits	$—	$1,105	$(80)	$1,025
Derivative liabilities, net	(687)	12	181	(494)
Fortitude Re funds withheld payable	—	—	(676)	(676)
Other Liabilities	—	—	112	112
Total	$(687)	$1,117	$(463)	$(33)
December 31, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$55	$(247)	$(166)	$(358)
Non-U.S. governments	1	—	—	1
Corporate Debt	973	(95)	(690)	188
RMBS	1,567	(280)	(2,450)	(1,163)
CMBS	510	(15)	(81)	414
CLO/ABS	4,409	70	(2,891)	1,588
Total bonds available for sale	7,515	(567)	(6,278)	670
Other bond securities:
Corporate debt	86	—	49	135
RMBS	54	(10)	10	54
CMBS	—	(15)	—	(15)
CLO/ABS	320	(39)	(489)	(208)
Total other bond securities	460	(64)	(430)	(34)
Equity securities	2	(3)	(122)	(123)
Other invested assets	578	—	(1,148)	(570)
Other assets	—	—	1	1
Total	$8,555	$(634)	$(7,977)	$(56)
Liabilities:
Policyholder contract deposits	$—	$818	$(334)	$484
Derivative liabilities, net	(281)	6	46	(229)
Fortitude Re funds withheld payable	—	—	(723)	(723)
Total	$(281)	$824	$(1,011)	$(468)
(a)There were no issuances during the years ended December 31, 2022 and 2021.

AIG | 2022 Form 10-K	165

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at December 31, 2022 and 2021 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excludes $(128) million and $18 million of net gains (losses) related to assets and liabilities transferred into Level 3 during 2022 and 2021, respectively, and includes $(129) million and $7 million of net gains (losses) related to assets and liabilities transferred out of Level 3 during 2022 and 2021, respectively.
Transfers of Level 3 Assets
During the years ended December 31, 2022 and 2021, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CLO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the years ended December 31, 2022 and 2021, transfers out of Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CLO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
Transfers of Level 3 Liabilities
During the year ended December 31, 2022, transfers of derivatives into Level 3 were primarily due to increased long-dated European swaption activity with Secured Overnight Financing Rate tenors. There were no significant transfers of derivative or other liabilities into or out of Level 3 for the year ended December 31, 2021.

166	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments, and includes only those instruments for which information about the inputs is reasonably available to us, such as data from independent third-party valuation service providers. Because input information from third-parties with respect to certain Level 3 instruments (primarily CLO/ABS) may not be reasonably available to us, balances shown below may not equal total amounts reported for such Level 3 assets and liabilities:

(in millions)	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$799	Discounted cash flow	Yield	5.28% - 5.94% (5.61%)
Corporate debt	2,527	Discounted cash flow	Yield	4.98% - 9.36% (7.17%)
RMBS(a)	5,235	Discounted cash flow	Constant prepayment rate	4.89% - 10.49% (7.69%)
			Loss severity	45.06% - 76.87% (60.97%)
			Constant default rate	0.82% - 2.72% (1.77%)
			Yield	5.98% - 7.75% (6.87%)
CLO/ABS(a)	7,503	Discounted cash flow	Yield	6.00% - 7.97% (6.99%)
CMBS	587	Discounted cash flow	Yield	4.06% - 13.14% (8.60%)
Liabilities(d):
Embedded derivatives within Policyholder contract deposits:
Variable annuity guaranteed minimum withdrawal benefits (GMWB)	677	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	20.00% - 186.00%
			Mortality multiplier(e)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	10.00% - 30.00%
			NPA(f)	0.00% - 2.03%
Fixed Index annuities including certain GMWB	5,718	Discounted cash flow	Base lapse rate	0.50% - 50.00%
			Dynamic lapse multiplier	20.00% - 186.00%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	60.00% - 95.00%
			Option budget	0.00% - 5.00%
			Equity volatility	6.45% - 50.75%
			NPA(f)	0.00% - 2.03%
Indexed life	710	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			Equity volatility	5.75% - 23.63%
			NPA(f)	0.00% - 2.03%

AIG | 2022 Form 10-K	167

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2021	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$1,400	Discounted cash flow	Yield	2.74% - 3.33% (3.06%)
Corporate debt	1,561	Discounted cash flow	Yield	2.23% - 7.69% (4.96%)
RMBS(a)	9,916	Discounted cash flow	Constant prepayment rate	5.25% - 17.70% (11.47%)
			Loss severity	26.13% - 71.93% (49.03%)
			Constant default rate	1.15% - 5.85% (3.50%)
			Yield	1.69% - 3.97% (2.83%)
CLO/ABS(a)	8,229	Discounted cash flow	Yield	1.84% - 4.77% (3.31%)
CMBS	580	Discounted cash flow	Yield	1.50% - 5.01% (3.25%)
Liabilities(d):
Embedded derivatives within Policyholder contract deposits:
GMWB	2,472	Discounted cash flow	Equity volatility	5.95% - 46.65%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	20.00% - 186.00%
			Mortality multiplier(e)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(f)	0.01% - 1.40%
Fixed Index annuities including certain GMWB	6,445	Discounted cash flow	Base lapse rate	0.50% - 50.00%
			Dynamic lapse multiplier	20.00% - 186.00%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	60.00% - 95.00%
			Option budget	0.00% - 4.00%
			Equity volatility	5.95% - 46.65%
			NPA(f)	0.01% - 1.40%
Indexed life	765	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			Equity volatility	7.65% - 20.70%
			NPA(f)	0.01% - 1.40%
(a)Information received from third-party valuation service providers. The ranges of the unobservable inputs for constant prepayment rate, loss severity and constant default rate relate to each of the individual underlying mortgage loans that comprise the entire portfolio of securities in the RMBS and CLO securitization vehicles and not necessarily to the securitization vehicle bonds (tranches) purchased by us. The ranges of these inputs do not directly correlate to changes in the fair values of the tranches purchased by us, because there are other factors relevant to the fair values of specific tranches owned by us including, but not limited to, purchase price, position in the waterfall, senior versus subordinated position and attachment points.
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
(g)The partial withdrawal utilization unobservable input range shown applies only to policies with guaranteed minimum withdrawal benefit riders that are accounted for as an embedded derivative. The total embedded derivative liability at December 31, 2022 and 2021 was approximately $1.0 billion and $1.2 billion, respectively. The remaining guaranteed minimum riders on the fixed index annuities are valued under the accounting guidance for certain nontraditional long-duration contracts.
The ranges of reported inputs for Obligations of states, municipalities and political subdivisions, Corporate debt, RMBS, CLO/ABS, and CMBS valued using a discounted cash flow technique consist of one standard deviation in either direction from the value‑weighted average. The preceding table does not give effect to our risk management practices that might offset risks inherent in these Level 3 assets and liabilities.

168	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

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

AIG | 2022 Form 10-K	169

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

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

		December 31, 2022		December 31, 2021
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$3,146	$2,448	$2,768	$1,798
Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	1,851	840	904	487
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	272	183	252	201
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	732	60	914	82
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	598	142	534	354
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi- strategy, and other strategies	1,829	391	1,216	408
Total private equity funds		8,428	4,064	6,588	3,330
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	92	—	466	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	696	—	432	—
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	414	—	516	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	192	—	416	—
Total hedge funds		1,394	—	1,830	—
Total		$9,822	$4,064	$8,418	$3,330
Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one-year or two-year increments.
The hedge fund investments included above, which are carried at fair value, are generally redeemable subject to the redemption notices period. The majority of our hedge fund investments are redeemable monthly or quarterly.

170	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

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
For additional information related to embedded derivatives refer to Note 10 herein.
Additionally, we elect the fair value option for certain alternative investments when such investments are eligible for this election. We believe this measurement basis is consistent with the applicable accounting guidance used by the respective investment company funds themselves.
For additional information on securities and other invested assets for which we have elected the fair value option refer to Note 5 herein.
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Years Ended December 31,	Gain (Loss)
(in millions)	2022	2021	2020
Assets:
Other bond securities(a)	$(822)	$(12)	$552
Alternative investments(b)	224	1,650	685
Liabilities:
Long-term debt(c)	225	66	(176)
Total gain (loss)	$(373)	$1,704	$1,061
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
Interest income and dividend income on assets measured under the fair value option are recognized and included in Net investment income in the Consolidated Statements of Income. Interest expense on liabilities measured under the fair value option is reported in Other Income in the Consolidated Statements of Income.
For additional information about our policies for recognition, measurement, and disclosure of interest and dividend income, see Note 5 herein.
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
The following table presents the difference between fair value and the aggregate contractual principal amount of long-term debt for which the fair value option was elected:

	December 31, 2022			December 31, 2021
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference
Liabilities:
Long-term debt*	$56	$45	$11	$1,871	$1,405	$466
*Includes GIAs, notes, bonds, loans and mortgages payable.
FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS
We measure the fair value of certain assets on a non-recurring basis, generally quarterly, annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include cost and equity-method investments, commercial mortgage loans and commercial loans, investments in real estate and other fixed assets, goodwill and other intangible assets.
For additional information about how we test various asset classes for impairment, see Notes 5 and 6.

AIG | 2022 Form 10-K	171

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

Information regarding the estimation of fair value for financial instruments measured at fair value on a non-recurring basis is discussed below.
Impairments for Other investments primarily relate to real estate investments as well as commercial loans and commercial mortgage loans, the fair value determination for which is discussed above under the heading Valuation Methodologies of Financial Instruments Measured at Fair Value.
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				December 31,
(in millions)	Level 1	Level 2	Level 3	Total	2022	2021	2020
December 31, 2022
Other investments	$—	$—	$12	$12	$25	$6	$77
Other assets	—	—	—	—	1	67	14
Total	$—	$—	$12	$12	$26	$73	$91
December 31, 2021
Other investments	$—	$—	$104	$104
Total	$—	$—	$104	$104
In addition to the assets presented in the table above, AIG had $163 million of loans held for sale which are carried at fair value at December 31, 2022. There is no associated impairment charge.

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
Information regarding the estimation of fair value for financial instruments not carried at fair value (excluding insurance contracts and lease contracts) is discussed below:
•Mortgage and other loans receivable: Fair values of loans on commercial real estate and other loans receivable are estimated for disclosure purposes using discounted cash flow calculations based on discount rates that we believe market participants would use in determining the price that they would pay for such assets. For certain loans, our current incremental lending rates for similar types of loans are used as the discount rates, because we believe this rate approximates the rates market participants would use. Fair values of residential mortgage loans are generally determined based on market prices, using market based adjustments for credit and servicing as appropriate. The fair values of policy loans are generally estimated based on unpaid principal amount as of each reporting date. No consideration is given to credit risk because policy loans are effectively collateralized by the cash surrender value of the policies.
•Other invested assets: The majority of the Other invested assets that are not measured at fair value represent time deposits with the original maturity at purchase greater than one year. The fair value of long-term time deposits is determined using the expected discounted future cash flow.
•Cash and short-term investments: The carrying amounts of these assets approximate fair values because of the relatively short period of time between origination and expected realization, and their limited exposure to credit risk.
•Policyholder contract deposits associated with investment-type contracts: Fair values for policyholder contract deposits associated with investment-type contracts not accounted for at fair value are estimated using discounted cash flow calculations based on interest rates currently being offered for similar contracts with maturities consistent with those of the contracts being valued. When no similar contracts are being offered, the discount rate is the appropriate swap rate (if available) or current risk-free interest rate consistent with the currency in which the cash flows are denominated. To determine fair value, other factors include current policyholder account values and related surrender charges and other assumptions include expectations about policyholder behavior and an appropriate risk margin.
•Other liabilities: The majority of Other liabilities that are financial instruments not measured at fair value represent secured financing arrangements, including repurchase agreements. The carrying amounts of these liabilities approximate fair value, because the financing arrangements are short-term and are secured by cash or other liquid collateral.
•Fortitude Re funds withheld payable: The funds withheld payable contains an embedded derivative and the changes in its fair value are recognized in earnings each period. The difference between the total Fortitude Re funds withheld payable and the embedded derivative represents the host contract.

172	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 4. Fair Value Measurements

•Short-term and Long-term debt and Debt of consolidated investment entities: Fair values of these obligations were determined by reference to quoted market prices, when available and appropriate, or discounted cash flow calculations based upon our current market‑observable implicit‑credit‑spread rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.
•Separate Account Liabilities – Investment Contracts: Only the portion of separate account liabilities related to products that are investment contracts are reflected in the table below. Separate account liabilities are recorded at the amount credited to the contract holder, which reflects the change in fair value of the corresponding separate account assets including contract holder deposits less withdrawals and fees; therefore, carrying value approximates fair value.
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets:
Mortgage and other loans receivable	$—	$89	$45,755	$45,844	$49,442
Other invested assets	—	848	6	854	854
Short-term investments	—	6,668	—	6,668	6,668
Cash	2,043	—	—	2,043	2,043
Other assets	24	9	—	33	33
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	119	131,844	131,963	138,243
Fortitude Re funds withheld payable	—	—	32,618	32,618	32,618
Other liabilities	—	3,101	—	3,101	3,101
Short-term and long-term debt	—	19,328	275	19,603	21,243
Debt of consolidated investment entities	—	3,055	2,478	5,533	5,880
Separate account liabilities - investment contracts	—	80,649	—	80,649	80,649
December 31, 2021
Assets:
Mortgage and other loans receivable	$—	$82	$47,947	$48,029	$46,033
Other invested assets	—	871	6	877	878
Short-term investments	—	8,931	—	8,931	8,931
Cash	2,198	—	—	2,198	2,198
Other assets	21	11	—	32	32
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	169	142,974	143,143	133,043
Fortitude Re funds withheld payable	—	—	34,849	34,849	34,849
Other liabilities	—	3,704	—	3,704	3,704
Short-term and long-term debt	—	24,758	336	25,094	21,870
Debt of consolidated investment entities	—	3,077	3,313	6,390	6,422
Separate account liabilities - investment contracts	—	104,126	—	104,126	104,126

AIG | 2022 Form 10-K	173

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

5. Investments
FIXED MATURITY SECURITIES
Bonds held to maturity are carried at amortized cost when we have the ability and positive intent to hold these securities until maturity. When we do not have the ability or positive intent to hold bonds until maturity, these securities are classified as available for sale or are measured at fair value at our election. None of our fixed maturity securities met the criteria for held to maturity classification at December 31, 2022 or 2021.
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
An allowance for credit losses is not established upon initial recognition of the asset (unless the security is determined to be a purchased credit deteriorated (PCD) asset which is discussed in more detail below). Subsequently, differences between actual and expected cash flows and changes in expected cash flows are recognized as adjustments to the allowance for credit losses. Changes that cannot be reflected as adjustments to the allowance for credit losses are accounted for as prospective adjustments to yield.

174	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost and fair value of our available for sale securities:

(in millions)	Amortized Cost	Allowance for Credit Losses(a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$7,094	$—	$21	$(496)	$6,619
Obligations of states, municipalities and political subdivisions	13,195	—	99	(1,195)	12,099
Non-U.S. governments	15,133	(6)	91	(1,733)	13,485
Corporate debt	160,242	(132)	1,152	(23,423)	137,839
Mortgage-backed, asset-backed and collateralized:
RMBS	19,584	(37)	807	(1,537)	18,817
CMBS	15,610	(11)	14	(1,420)	14,193
CLO/ABS	25,135	—	38	(2,069)	23,104
Total mortgage-backed, asset-backed and collateralized	60,329	(48)	859	(5,026)	56,114
Total bonds available for sale(b)	$255,993	$(186)	$2,222	$(31,873)	$226,156
December 31, 2021
Bonds available for sale:
U.S. government and government sponsored entities	$7,874	$—	$347	$(27)	$8,194
Obligations of states, municipalities and political subdivisions	12,760	—	1,782	(15)	14,527
Non-U.S. governments	15,858	—	719	(247)	16,330
Corporate debt	163,064	(89)	13,892	(1,259)	175,608
Mortgage-backed, asset-backed and collateralized:
RMBS	25,027	(9)	2,422	(153)	27,287
CMBS	15,333	—	555	(79)	15,809
CLO/ABS	19,294	—	276	(123)	19,447
Total mortgage-backed, asset-backed and collateralized	59,654	(9)	3,253	(355)	62,543
Total bonds available for sale(b)	$259,210	$(98)	$19,993	$(1,903)	$277,202
(a)Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in Other comprehensive income (loss).
(b)At December 31, 2022 and 2021, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $22.3 billion or 10 percent and $27.0 billion or 10 percent, respectively.

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

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$3,493	$368	$1,816	$128	$5,309	$496
Obligations of states, municipalities and political subdivisions	8,697	1,180	73	15	8,770	1,195
Non-U.S. governments	10,702	1,526	779	191	11,481	1,717
Corporate debt	110,683	19,756	13,778	3,609	124,461	23,365
RMBS	10,953	1,293	1,005	182	11,958	1,475
CMBS	11,620	1,094	1,728	326	13,348	1,420
CLO/ABS	16,852	1,388	4,307	681	21,159	2,069
Total bonds available for sale	$173,000	$26,605	$23,486	$5,132	$196,486	$31,737

AIG | 2022 Form 10-K	175

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2021
Bonds available for sale:
U.S. government and government sponsored entities	$3,696	$14	$447	$13	$4,143	$27
Obligations of states, municipalities and political subdivisions	714	11	57	4	771	15
Non-U.S. governments	4,644	115	1,324	132	5,968	247
Corporate debt	31,914	720	8,819	467	40,733	1,187
RMBS	5,362	102	1,154	46	6,516	148
CMBS	3,980	63	153	16	4,133	79
CLO/ABS	8,263	112	339	11	8,602	123
Total bonds available for sale	$58,573	$1,137	$12,293	$689	$70,866	$1,826
At December 31, 2022, we held 36,549 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 4,048 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2021, we held 15,029 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 2,644 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at December 31, 2022 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available for Sale
The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities Available for Sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
December 31, 2022
Due in one year or less	$9,150	$9,010
Due after one year through five years	50,935	48,517
Due after five years through ten years	44,213	39,449
Due after ten years	91,228	73,066
Mortgage-backed, asset-backed and collateralized	60,281	56,114
Total	$255,807	$226,156
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Years Ended December 31,
	2022		2021		2020
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$446	$1,628	$1,369	$441	$1,824	$810

176	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

For the years ended December 31, 2022, 2021 and 2020, the aggregate fair value of available for sale securities sold was $20.5 billion, $27.3 billion and $23.0 billion, respectively, which resulted in net realized gains (losses) of $(1.2) billion, $928 million and $1.0 billion, respectively. Included within the net realized gains (losses) are $(311) million, $717 million and $707 million of net realized gains (losses) for the years ended December 31, 2022, 2021 and 2020, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.

OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

(in millions)	December 31, 2022		December 31, 2021
	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$—	—%	$1,750	25%
Obligations of states, municipalities and political subdivisions	111	2	97	1
Non-U.S. governments	66	1	76	1
Corporate debt	2,392	47	1,050	15
Mortgage-backed, asset-backed and collateralized:
RMBS	286	6	411	6
CMBS	331	7	315	4
CLO/ABS and other collateralized	1,299	26	2,579	37
Total mortgage-backed, asset-backed and collateralized	1,916	39	3,305	47
Total fixed maturity securities	4,485	89	6,278	89
Equity securities	575	11	739	11
Total	$5,060	100%	$7,017	100%
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	December 31, 2022	December 31, 2021
Alternative investments(a)(b)	$11,809	$10,951
Investment real estate(c)	2,153	2,727
All other investments(d)	1,991	1,990
Total	$15,953	$15,668
(a)At December 31, 2022, included hedge funds of $1.4 billion, and private equity funds of $10.4 billion. At December 31, 2021, included hedge funds of $2.0 billion, and private equity funds of $8.9 billion.
(b)At December 31, 2022, approximately 66 percent of our hedge fund portfolio is available for redemption in 2023. The remaining 34 percent will be available for redemption between 2024 and 2028.
(c)Represents values net of accumulated depreciation. At December 31, 2022 and 2021, the accumulated depreciation was $786 million and $778 million, respectively.
(d)Includes AIG's ownership interest in Fortitude Group Holdings, LLC (FRL), which is recorded using the measurement alternative for equity securities. Our investment in FRL totaled $156 million and $100 million at December 31, 2022 and 2021, respectively.
Other Invested Assets Carried at Fair Value
Certain hedge funds, private equity funds, and other investment partnerships for which we have elected the fair value option are reported at fair value with changes in fair value recognized in Net investment income.

AIG | 2022 Form 10-K	177

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

Other Invested Assets – Equity Method Investments
We account for hedge funds, private equity funds and other investment partnerships using the equity method of accounting unless our interest is so minor that we may have virtually no influence over partnership operating and financial policies, or we have elected the fair value option. Under the equity method of accounting, our carrying amount generally is our share of the net asset value of the funds or the partnerships, and changes in our share of the net asset values are recorded in Net investment income. In applying the equity method of accounting, we consistently use the most recently available financial information provided by the general partner or manager of each of these investments. Hedge funds are reported as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag. The financial statements of these investees are generally audited annually.
Summarized Financial Information of Equity Method Investees
The following is the aggregated summarized financial information of our equity method investees, including those for which the fair value option has been elected:

Years Ended December 31,
(in millions)	2022	2021	2020
Operating results:
Total revenues	$28,500	$31,560	$13,090
Total expenses	(2,789)	(2,241)	(2,897)
Net income	$25,711	$29,319	$10,193
At December 31,
(in millions)		2022	2021
Balance sheet:
Total assets		$134,435	$105,837
Total liabilities		$(14,701)	$(12,779)
The following table presents the carrying amount and ownership percentage of equity method investments at December 31, 2022 and 2021:

	2022		2021
(in millions)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Equity method investments	$5,963	Various	$5,145	Various
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

NET INVESTMENT INCOME
Net investment income represents income primarily from the following sources:
•Interest income and related expenses, including amortization of premiums and accretion of discounts with changes in the timing and the amount of expected principal and interest cash flows reflected in yield, as applicable.
•Dividend income from common and preferred stocks.
•Realized and unrealized gains and losses from investments in other securities and investments for which we elected the fair value option.
•Earnings from alternative investments.
•Prepayment premiums.

178	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

The following table presents the components of Net investment income:

Years Ended December 31,	2022			2021			2020
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$8,664	$1,067	$9,731	$8,583	$1,468	$10,051	$9,508	$851	$10,359
Other fixed maturity securities(a)	(363)	(459)	(822)	(19)	7	(12)	540	13	553
Equity securities	(53)	—	(53)	(237)	—	(237)	200	—	200
Interest on mortgage and other loans	1,959	203	2,162	1,745	207	1,952	1,883	106	1,989
Alternative investments(b)	819	170	989	2,579	321	2,900	913	99	1,012
Real estate	57	—	57	225	—	225	195	—	195
Other investments(c)	359	(5)	354	250	5	255	(120)	1	(119)
Total investment income	11,442	976	12,418	13,126	2,008	15,134	13,119	1,070	14,189
Investment expenses	618	33	651	485	37	522	541	17	558
Net investment income	$10,824	$943	$11,767	$12,641	$1,971	$14,612	$12,578	$1,053	$13,631
(a)Included in the years ended December 31, 2022, 2021 and 2020 were income (loss) of $(195) million, $(49) million and $195 million, respectively, related to fixed maturity securities measured at fair value that economically hedge liabilities described in (c) below.
(b)Included income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.
(c)Included in the years ended December 31, 2022, 2021 and 2020 were income (loss) of $186 million, $65 million and $(162) million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above.
NET REALIZED GAINS AND LOSSES
Net realized gains and losses are determined by specific identification. The net realized gains and losses are generated primarily from the following sources:
•Sales of available for sale fixed maturity securities, real estate and other alternative investments.
•Reductions to the amortized cost basis of available for sale fixed maturity securities that have been written down due to our intent to sell them or it being more likely than not that we will be required to sell them.
•Changes in the allowance for credit losses on bonds available for sale, mortgage and other loans receivable, and loans commitments.
•Changes in fair value of free standing and embedded derivatives, including changes in the non-performance adjustment, except for those instruments that are designated as hedging instruments when the change in the fair value of the hedged item is not reported in Net realized gains (losses).
•Foreign exchange gains and losses resulting from foreign currency transactions.
•Changes in fair value of the embedded derivative related to the Fortitude Re funds withheld assets.

AIG | 2022 Form 10-K	179

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

The following table presents the components of Net realized gains (losses):

Years Ended December 31,	2022			2021			2020
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(871)	$(311)	$(1,182)	$211	$717	$928	$307	$707	$1,014
Intent to sell	(66)	—	(66)	—	—	—	(3)	—	(3)
Change in allowance for credit losses on fixed maturity securities	(184)	(32)	(216)	19	7	26	(270)	(10)	(280)
Change in allowance for credit losses on loans	(55)	(47)	(102)	163	9	172	(105)	2	(103)
Foreign exchange transactions	(17)	(5)	(22)	16	(5)	11	365	13	378
Variable annuity embedded derivatives, net of related hedges	1,221	—	1,221	(39)	—	(39)	166	—	166
All other derivatives and hedge accounting	1,814	(134)	1,680	179	28	207	(672)	(249)	(921)
Sales of alternative investments and real estate investments	193	43	236	988	237	1,225	143	—	143
Other	(39)	—	(39)	214	10	224	13	—	13
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	1,996	(486)	1,510	1,751	1,003	2,754	(56)	463	407
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	7,481	7,481	—	(603)	(603)	—	(2,645)	(2,645)
Net realized gains (losses)	$1,996	$6,995	$8,991	$1,751	$400	$2,151	$(56)	$(2,182)	$(2,238)

CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

Years Ended December 31,
(in millions)	2022	2021
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(47,741)	$(9,255)
Other investments	(25)	—
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$(47,766)	$(9,255)
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other investments still held at the reporting date:

Years Ended December 31,	2022			2021
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$(53)	$355	$302	$(237)	$2,028	$1,791
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	96	(23)	73	(180)	114	(66)
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(149)	$378	$229	$(57)	$1,914	$1,857

180	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

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
When estimating future cash flows for structured fixed maturity securities (e.g., RMBS, CMBS, CLO, ABS) management considers the historical performance of underlying assets and available market information as well as bond-specific structural considerations, such as credit enhancement and the priority of payment structure of the security. In addition, the process of estimating future cash flows includes, but is not limited to, the following critical inputs, which vary by asset class:
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

AIG | 2022 Form 10-K	181

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Years Ended December 31,	2022			2021			2020
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Balance, beginning of year*	$8	$90	$98	$17	$169	$186	$7	$—	$7
Additions:
Securities for which allowance for credit losses were not previously recorded	69	238	307	9	56	65	38	290	328
Purchases of available for sale debt securities accounted for as purchased credit deteriorated assets	—	—	—	—	—	—	26	—	26
Accretion of available for sale debt securities accounted for as purchased credit deteriorated assets	—	—	—	—	—	—	1	—	1
Reductions:
Securities sold during the period	(3)	(92)	(95)	(4)	(29)	(33)	(5)	(26)	(31)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	(27)	(64)	(91)	(14)	(77)	(91)	(50)	33	(17)
Write-offs charged against the allowance	—	(30)	(30)	—	(29)	(29)	—	(128)	(128)
Other	(1)	(2)	(3)	—	—	—	—	—	—
Balance, end of year	$46	$140	$186	$8	$90	$98	$17	$169	$186
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
Our investments in real estate are periodically evaluated for recoverability whenever changes in circumstances indicate the carrying amount of an asset may be impaired. When impairment indicators are present, we compare expected investment cash flows to carrying amount. When the expected cash flows are less than the carrying amount, the investments are written down to fair value with a corresponding charge to earnings.
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
We did not purchase securities with more than insignificant credit deterioration since their origination during the twelve-month periods ended December 31, 2022 and 2021. During the twelve-month period ended December 31, 2020, we purchased certain securities which had more than insignificant credit deterioration since their origination. These PCD securities are held in the portfolio of bonds available for sale in their natural classes at December 31, 2020.

182	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

The following table presents a reconciliation of the purchase price to the unpaid principal balance at the acquisition date of the PCD securities that were purchased with credit deterioration:

Year Ended December 31,
(in millions)	2020
Unpaid principal balance	$644
Allowance for expected credit losses at acquisition	(26)
Purchase (discount) premium	(149)
Purchase price	$469
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
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	December 31, 2022	December 31, 2021
Fixed maturity securities available for sale	$2,968	$3,583
At December 31, 2022 and 2021, amounts borrowed under repurchase and securities lending agreements totaled $3.1 billion and $3.7 billion, respectively.
The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$—	$—	$—	$—	$—	$—
Non-U.S. governments	—	20	—	—	—	20
Corporate debt	—	2,371	577	—	—	2,948
Total	$—	$2,391	$577	$—	$—	$2,968

December 31, 2021
Bonds available for sale:
Non-U.S. governments	$48	$—	$—	$—	$—	$48
Corporate debt	128	61	22	—	—	211
Total	$176	$61	$22	$—	$—	$259

AIG | 2022 Form 10-K	183

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
December 31, 2022
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
We also enter into agreements in which securities are purchased by us under reverse repurchase agreements, which are accounted for as secured financing transactions and reported as short-term investments or other assets, depending on their terms. These agreements are recorded at their contracted resale amounts plus accrued interest, other than those that are accounted for at fair value. In all reverse repurchase transactions, we take possession of or obtain a security interest in the related securities, and we have the right to sell or repledge this collateral received.
The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	December 31, 2022	December 31, 2021
Securities collateral pledged to us	$—	$1,839
At December 31, 2021, the carrying value of reverse repurchase agreements totaled $1.9 billion.
We do not currently offset any secured financing transactions. All such transactions are collateralized and margined on a daily basis consistent with market standards and subject to enforceable master netting arrangements with rights of set off.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance contracts, was $13.6 billion and $13.5 billion at December 31, 2022 and 2021, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $239 million and $211 million of stock in FHLBs at December 31, 2022 and 2021, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $5.8 billion and $1.8 billion, respectively, at December 31, 2022 and $5.1 billion and $1.5 billion, respectively, at December 31, 2021.
Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $63 million and $1.4 billion, at December 31, 2022 and 2021, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.
Investments held in escrow accounts or otherwise subject to restriction as to their use were $301 million and $514 million, comprised of bonds available for sale and short-term investments at December 31, 2022 and 2021, respectively.

184	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Investments

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
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	December 31, 2022	December 31, 2021
Commercial mortgages(a)	$37,128	$35,665
Residential mortgages	6,130	5,492
Life insurance policy loans	1,758	1,843
Commercial loans, other loans and notes receivable(b)	5,305	3,677
Total mortgage and other loans receivable(c)	50,321	46,677
Allowance for credit losses(c)(d)	(716)	(629)
Mortgage and other loans receivable, net(c)	$49,605	$46,048
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 19 percent and 11 percent, respectively, at December 31, 2022 and 21 percent and 10 percent, respectively, at December 31, 2021).
(b)Includes loans held for sale which are carried at lower of cost or market and are collateralized primarily by apartments. As of December 31, 2022 and 2021, the net carrying value of these loans were $170 million and $15 million, respectively.
(c)In 2022, excludes $37.6 billion loan receivable from AIGFP, which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1.
(d)Does not include allowance for credit losses of $69 million and $71 million, respectively, at December 31, 2022 and 2021, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of December 31, 2022, $5 million and $703 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status. As of December 31, 2021, $7 million and $226 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Consolidated Balance Sheets. As of December 31, 2022, accrued interest receivable was $15 million and $147 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2021, accrued interest receivable was $12 million and $126 million associated with residential mortgage loans and commercial mortgage loans, respectively.
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

AIG | 2022 Form 10-K	185

ITEM 8 | Notes to Consolidated Financial Statements | 6. Lending Activities

CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
(in millions)
>1.2X	$5,518	$2,457	$1,710	$4,985	$4,120	$11,663	$30,453
1.00 - 1.20X	910	898	473	416	567	1,353	4,617
<1.00X	45	—	23	52	744	1,194	2,058
Total commercial mortgages	$6,473	$3,355	$2,206	$5,453	$5,431	$14,210	$37,128

December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
(in millions)
>1.2X	$2,245	$1,662	$5,126	$3,926	$3,557	$10,796	$27,312
1.00 - 1.20X	574	1,019	700	1,138	136	1,929	5,496
<1.00X	1	27	71	925	41	1,792	2,857
Total commercial mortgages	$2,820	$2,708	$5,897	$5,989	$3,734	$14,517	$35,665
The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
(in millions)
Less than 65%	$5,425	$2,548	$1,775	$3,958	$3,016	$10,739	$27,461
65% to 75%	998	517	405	1,445	1,487	1,393	6,245
76% to 80%	50	52	—	—	168	229	499
Greater than 80%	—	238	26	50	760	1,849	2,923
Total commercial mortgages	$6,473	$3,355	$2,206	$5,453	$5,431	$14,210	$37,128

December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
(in millions)
Less than 65%	$2,286	$2,272	$4,149	$4,815	$2,892	$9,902	$26,316
65% to 75%	372	410	1,748	1,174	406	3,490	7,600
76% to 80%	—	—	—	—	188	274	462
Greater than 80%	162	26	—	—	248	851	1,287
Total commercial mortgages	$2,820	$2,708	$5,897	$5,989	$3,734	$14,517	$35,665
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9x at period ended December 31, 2022 and 1.9x at period ended December 31, 2021. The debt service coverage ratios have been updated within the last three months. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 59 percent at December 31, 2022 and was 57 percent at December 31, 2021. The loan-to-value ratios have been updated within the last three months.
The following table presents supplementary credit quality information related to commercial mortgages:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2022
Past Due Status:
In good standing	615	$14,597	$9,652	$3,634	$6,006	$1,935	$407	$36,231	97%
Restructured(a)	10	—	450	140	—	92	—	682	2
90 days or less delinquent	—	—	—	—	—	—	—	—	—
>90 days delinquent or in process of foreclosure	4	—	173	42	—	—	—	215	1
Total(b)	629	$14,597	$10,275	$3,816	$6,006	$2,027	$407	$37,128	100%
Allowance for credit losses		$100	$351	81	71	29	8	$640	2%

186	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Lending Activities

December 31, 2021
Past Due Status:
In good standing	636	$14,267	$9,695	$4,778	$3,858	$1,985	$432	$35,015	98%
Restructured(a)	8	—	354	25	—	136	—	515	2
90 days or less delinquent	—	—	—	—	—	—	—	—	—
>90 days delinquent or in process of foreclosure	5	—	81	54	—	—	—	135	—
Total(b)	649	$14,267	$10,130	$4,857	$3,858	$2,121	$432	$35,665	100%
Allowance for credit losses		$109	$247	$103	$47	$31	$8	$545	2%
(a)Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings, see – Troubled Debt Restructurings.
(b)Does not reflect allowance for credit losses.
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
(in millions)
FICO*:
780 and greater	$296	$2,204	$654	$232	$77	$567	$4,030
720 - 779	536	728	168	76	32	169	1,709
660 - 719	163	80	28	16	9	62	358
600 - 659	2	4	2	2	2	14	26
Less than 600	—	—	—	1	—	6	7
Total residential mortgages	$997	$3,016	$852	$327	$120	$818	$6,130

December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
(in millions)
FICO*:
780 and greater	$1,601	$691	$297	$107	$192	$501	$3,389
720 - 779	1,306	230	86	44	58	154	1,878
660 - 719	48	42	22	12	20	49	193
600 - 659	1	1	2	3	2	12	21
Less than 600	—	—	1	1	2	7	11
Total residential mortgages	$2,956	$964	$408	$167	$274	$723	$5,492
*Fair Isaac Corporation (FICO) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months.
METHODOLOGY USED TO ESTIMATE THE ALLOWANCE FOR CREDIT LOSSES
At the time of origination or purchase, an allowance for credit losses is established for mortgage and other loan receivables and is updated each reporting period. Changes in the allowance for credit losses are recorded in realized losses. This allowance reflects the risk of loss, even when that risk is remote, that is expected over the remaining contractual life of the loan. The allowance for credit losses considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. We revert to historical information when we determine that we can no longer reliably forecast future economic assumptions.
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

AIG | 2022 Form 10-K	187

ITEM 8 | Notes to Consolidated Financial Statements | 6. Lending Activities

We also have off-balance sheet commitments related to our commercial mortgage loans. The liability for expected credit losses related to these commercial mortgage loan commitments is reported in Other liabilities in the Consolidated Balance Sheets. When a commitment is funded, we record a loan receivable and reclassify the liability for expected credit losses related to the commitment into loan allowance for expected credit losses. Other changes in the liability for expected credit losses on loan commitments are recorded in Net realized gains (losses) in the Consolidated Statements of Income (Loss).
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a):

Years Ended December 31,	2022			2021			2020
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of year	$545	$84	$629	$685	$129	$814	$336	$102	$438
Initial allowance upon CECL adoption	—	—	—	—	—	—	311	7	318
Loans charged off	(17)	—	(17)	(2)	—	(2)	(12)	(5)	(17)
Net charge-offs	(17)	—	(17)	(2)	—	(2)	(12)	(5)	(17)
Addition to (release of) allowance for loan losses	112	(8)	104	(138)	(26)	(164)	50	25	75
Divestitures	—	—	—	—	(19)	(19)	—	—	—
Allowance, end of year(b)	$640	$76	$716	$545	$84	$629	$685	$129	$814
(a)Does not include allowance for credit losses of $69 million and $71 million, respectively, at December 31, 2022 and 2021 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
(b)In 2022, excludes $37.6 billion loan receivable from AIGFP, which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1.
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
During the years ended December 31, 2022 and 2021, loans with a carrying value of $219 million and $345 million, respectively, were modified in TDRs.

188	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance

7. Reinsurance
In the ordinary course of business, our insurance companies may use both treaty and facultative reinsurance to minimize their net loss exposure to any single catastrophic loss event or to an accumulation of losses from a number of smaller events or to provide greater diversification of our businesses. In addition, our General Insurance subsidiaries assume reinsurance from other insurance companies. We determine the portion of the incurred but not reported (IBNR) loss that will be recoverable under our reinsurance contracts by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the estimate of IBNR and accordingly, is subject to the same uncertainties as the estimate of IBNR. Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of our reinsurance agreements for paid and unpaid losses and loss adjustment expenses incurred, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and unpaid losses and benefits and loss expenses with respect to these reinsurance agreements are sometimes collateralized. We remain liable to the extent that our reinsurers do not meet their obligation under the reinsurance contracts, and as such, we regularly evaluate the financial condition of our reinsurers and monitor concentration of our credit risk. The estimation of the allowance for credit losses and disputes requires judgment for which key inputs typically include historical trends regarding uncollectible balances, disputes and credit events as well as specific reviews of balances in dispute or subject to credit impairment. The allowance for credit losses and disputes on reinsurance assets was $295 million and $333 million at December 31, 2022 and 2021, respectively. Changes in the allowance for credit losses and disputes on reinsurance assets are reflected in Policyholder benefits and losses incurred within the Consolidated Statements of Income (Loss).
The following table provides supplemental information for loss and benefit reserves, gross and net of ceded reinsurance:

At December 31,	2022		2021
(in millions)	As Reported	Net of Reinsurance	As Reported	Net of Reinsurance
Liability for unpaid losses and loss adjustment expenses	$(75,167)	$(42,955)	$(79,026)	$(43,678)
Future policy benefits for life and accident and health insurance contracts	(59,223)	(33,666)	(59,950)	(33,964)
Policyholder contract deposits	(158,891)	(154,712)	(156,686)	(152,266)
Reserve for unearned premiums	(18,338)	(13,992)	(19,313)	(15,028)
Other policyholder funds	(3,909)	(3,344)	(3,476)	(2,885)
Reinsurance assets*	66,859		70,630
*Reinsurance assets excludes (i) allowance for credit losses and disputes of $295 million and $333 million (of which $110 million and $135 million pertains to CECL reserve for Liability for unpaid losses and loss adjustment expenses) for the years ended December 31, 2022 and 2021, respectively, (ii) paid loss recoveries of $4,663 million and $3,645 million for the years ended December 31, 2022 and 2021, respectively, and (iii) policy and contract claims recoverable of $366 million and $342 million for the years ended December 31, 2022 and 2021, respectively.
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

AIG | 2022 Form 10-K	189

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance

The following table presents short-duration insurance premiums written and earned:

	Years Ended December 31,
(in millions)	2022	2021	2020
Premiums written:
Direct	$32,025	$30,910	$28,521
Assumed	7,385	7,209	5,947
Ceded	(12,650)	(11,702)	(11,012)
Net	$26,760	$26,417	$23,456
Premiums earned:
Direct	$32,053	$30,279	$28,596
Assumed	7,137	6,640	5,984
Ceded	(12,425)	(11,301)	(10,435)
Net	$26,765	$25,618	$24,145
For the years ended December 31, 2022, 2021 and 2020, reinsurance recoveries, which reduced losses and loss adjustment expenses incurred, amounted to $7.1 billion, $7.2 billion and $7.7 billion, respectively.
Retroactive reinsurance agreements are reinsurance agreements under which our reinsurer agrees to reimburse us as a result of past insurable events. For these agreements, the excess of the amounts ultimately collectible under the agreement over the consideration paid is recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves. The amount of the deferral is recalculated each period based on loss payments and updated estimates. If the consideration paid exceeds the ultimate losses collectible under the agreement, the net loss on the agreement is recognized in income immediately. Ceded loss reserves under retroactive agreements were $14.3 billion and $16.8 billion, and the deferred gain liability was $661 million and $1.3 billion, as of December 31, 2022 and 2021, respectively. The effect on income from amortization of the deferred gain was $252 million, $191 million and $237 million for the years ended December 31, 2022, 2021 and 2020, respectively.
In the first quarter of 2017, we entered into an adverse development reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion. We account for this transaction as retroactive reinsurance. This transaction resulted in a gain, which under U.S. GAAP retroactive reinsurance accounting is deferred and amortized into income over the settlement period. NICO created a collateral trust account as security for their claim payment obligations to us, into which they deposited the consideration paid under the agreement, and Berkshire Hathaway Inc. has provided a parental guarantee to secure NICO’s obligations under the agreement.
LONG-DURATION REINSURANCE
Long-duration reinsurance is effected principally under yearly renewable term (YRT) treaties, along with a large modco treaty with a former affiliate, Fortitude Re, that was deconsolidated following the Majority Interest Fortitude Sale. This modco treaty reinsures the majority of our long-duration run-off business. The premiums with respect to YRT treaties are earned over the contract period in proportion to the protection provided, while ceded premiums related to modco treaties are recognized when due. Amounts recoverable on YRT treaties are recognized when claims are incurred on the reinsured policies and are presented as a component of reinsurance assets. Amounts recoverable from reinsurers related to coinsurance or modco contracts are estimated in a manner consistent with the assumptions used for the underlying policy benefits. Amounts recoverable from reinsurers are presented as a component of Reinsurance assets.

190	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance

The following table presents premiums earned and policy fees for our long-duration life insurance and annuity operations:

Years Ended December 31,
(in millions)	2022	2021	2020
Premiums
Direct	$4,738	$4,596	$4,381
Assumed	1,318	2,265	1,058
Ceded	(964)	(1,220)	(1,061)
Net	$5,092	$5,641	$4,378
Policy Fees
Direct	$3,048	$3,130	$2,957
Assumed	—	—	—
Ceded	(76)	(79)	(40)
Net	$2,972	$3,051	$2,917
Long-duration reinsurance recoveries, which reduced Policyholder benefits and losses incurred, was approximately $0.9 billion, $1.3 billion and $1.1 billion for the years ended December 31, 2022, 2021 and 2020 respectively.
The following table presents long-duration insurance in-force ceded to other insurance companies:

At December 31,
(in millions)	2022	2021	2020
Long-duration insurance in force ceded	$346,879	$363,008	$349,453
Long-duration insurance in-force assumed as a percentage of gross long-duration insurance in-force was 0.01 percent, 0.01 percent, and 0.02 percent at December 31, 2022, 2021 and 2020, respectively; and premiums assumed represented 21.8 percent, 33.0 percent and 19.5 percent of gross premiums for the years ended December 31, 2022, 2021 and 2020, respectively.
The U.S. Life and Retirement companies manage the capital impact of their statutory reserve requirements for certain whole life and universal life policies through unaffiliated and affiliated reinsurance transactions. An evaluation is performed to determine whether these reinsurance transactions meet the requirements of risk transfer under U.S. GAAP. If risk transfer requirements are not met, deposit accounting is used for these reinsurance transactions with a reinsurance risk charge recorded in income. Under one affiliated reinsurance arrangement, one of the U.S. Life and Retirement subsidiaries had one bilateral letter of credit currently in the amount of $175 million, which was issued on May 9, 2022 and expires on February 7, 2026. As of May 12, 2022, this letter of credit is subject to reimbursement by Corebridge Parent in the event of a drawdown.
For additional information on the use of reinsurance, see Note 18.
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
As of December 31, 2022, approximately $29.0 billion of reserves from our Life and Retirement Run-Off Lines and approximately $3.2 billion of reserves from our General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.

AIG | 2022 Form 10-K	191

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance

There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	December 31, 2022		December 31, 2021
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$18,821	$18,821	$31,815	$31,815	Fair value through other comprehensive income (loss)
Fixed maturity securities - fair value option	4,182	4,182	1,983	1,983	Fair value through net investment income
Commercial mortgage loans	4,107	3,837	3,637	3,859	Amortized cost
Real estate investments	133	348	201	395	Amortized cost
Private equity funds / hedge funds	1,893	1,893	1,606	1,606	Fair value through net investment income
Policy loans	355	355	380	380	Amortized cost
Short-term investments	75	75	50	50	Fair value through net investment income
Funds withheld investment assets	29,566	29,511	39,672	40,088
Derivative assets, net(b)	90	90	81	81	Fair value through net realized gains (losses)
Other(c)	782	782	602	602	Amortized cost
Total	$30,438	$30,383	$40,355	$40,771
(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $(7.5) billion ($(5.9) billion after-tax) and $(2.2) billion ($(1.8) billion after-tax), respectively for 2022 and 2021.
(b)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $192 million and $28 million, respectively, as of December 31, 2022. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $389 million and $10 million, respectively, as of December 31, 2021. These derivative assets and liabilities are fully collateralized either by cash or securities.
(c)Primarily comprised of Cash and Accrued investment income.
The impact of the funds withheld arrangements with Fortitude Re was as follows:

Years Ended December 31,
(in millions)	2022	2021	2020
Net underwriting income	$—	$—	$—
Net investment income - Fortitude Re funds withheld assets	943	1,971	1,053
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized gains (losses) - Fortitude Re funds withheld assets	(486)	1,003	463
Net realized gains (losses) - Fortitude Re embedded derivative	7,481	(603)	(2,645)
Net realized gains (losses) on Fortitude Re funds withheld assets	6,995	400	(2,182)
Income (loss) from continuing operations before income tax expense (benefit)	7,938	2,371	(1,129)
Income tax expense (benefit)(a)	1,667	499	(237)
Net income (loss)	6,271	1,872	(892)
Change in unrealized appreciation (depreciation) of all other investments(a)	(5,900)	(1,760)	812
Comprehensive income (loss)	$371	$112	$(80)
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
Reinsurance Security
Our third-party reinsurance arrangements do not relieve us from our direct obligations to our beneficiaries. Thus, a credit exposure exists with respect to both short-duration and long-duration reinsurance ceded to the extent that any reinsurer fails to meet the obligations assumed under any reinsurance agreement. We hold substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit. A provision has been recorded for estimated unrecoverable reinsurance. In light of collateral held, we believe that no exposure to a single reinsurer represents an inappropriate concentration of credit risk to AIG. Gross reinsurance assets due from reinsurers exceeding 5 percent of our total reinsurance assets were approximately $48.4 billion and $51.5 billion at December 31, 2022 and 2021, respectively, of which approximately $3.6 billion and $3.1 billion at December 31, 2022 and 2021, respectively, was not secured by collateral.

192	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance

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
The total reinsurance recoverables as of December 31, 2022 were $73.7 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 92 percent of the reinsurance recoverables were investment grade, of which 53 percent related to General Insurance and 39 percent related to Life and Retirement; (ii) approximately 7 percent of the reinsurance recoverables were non-investment grade, the majority of which related to General Insurance; (iii) less than one percent of the non-investment grade reinsurance recoverables related to Life and Retirement and (iv) approximately one percent of the reinsurance recoverables related to entities that were not rated by AIG.
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
As of December 31, 2022 and December 31, 2021, approximately 77 percent and 71 percent, respectively, of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

Years Ended December 31,	2022			2021			2020
(in millions)	General Insurance	Life and Retirement	Total	General Insurance	Life and Retirement	Total	General Insurance	Life and Retirement	Total
Balance, beginning of year	$281	$101	$382	$292	$83	$375	$111	$40	$151
Initial allowance upon CECL adoption	—	—	—	—	—	—	202	22	224
Addition to (release of) allowance for expected credit losses and disputes, net	(22)	(17)	(39)	6	18	24	(12)	21	9
Write-offs charged against the allowance for credit losses and disputes	(5)	—	(5)	(17)	—	(17)	(9)	—	(9)
Recoveries of amounts previously written off	2	—	2	—	—	—	—	—	—
Other changes	4	—	4	—	—	—	—	—	—
Balance, end of year	$260	$84	$344	$281	$101	$382	$292	$83	$375

AIG | 2022 Form 10-K	193

ITEM 8 | Notes to Consolidated Financial Statements | 7. Reinsurance

Past-Due Status
We consider a reinsurance asset to be past due when it is 90 days past due. The allowance for credit losses is estimated excluding disputed amounts. An allowance for disputes is established using the losses incurred method for contingencies. Past due balances on claims that are not in dispute were not material for any of the periods presented.

8. Deferred Policy Acquisition Costs
DAC represent those costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts. We defer incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract. Such deferred policy acquisition costs generally include agent or broker commissions and bonuses, premium taxes, and medical and inspection fees that would not have been incurred if the insurance contract had not been acquired or renewed. Each cost is analyzed to assess whether it is fully deferrable. We partially defer costs, including certain commissions, when we do not believe that the entire cost is directly related to the acquisition or renewal of insurance contracts. Commissions that are not deferred to DAC are recorded in Non-deferrable insurance commissions in the Consolidated Statements of Income.
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
Long-duration insurance contracts: Policy acquisition costs for participating life, traditional life and accident and health insurance products are generally deferred and amortized, with interest, over the premium paying period. The assumptions used to calculate the benefit liabilities and DAC for these traditional products are set when a policy is issued and do not change with changes in actual experience, unless a loss recognition event occurs. These “locked-in” assumptions include mortality, morbidity, persistency, maintenance expenses and investment returns, and include margins for adverse deviation to reflect uncertainty given that actual experience might deviate from these assumptions. A loss recognition event occurs when there is a shortfall between the carrying amount of future policy benefit liabilities, net of DAC, and what the future policy benefit liabilities, net of DAC, would be when applying updated current assumptions. When we determine a loss recognition event has occurred, we first reduce any DAC related to that block of business through amortization of acquisition expense, and after DAC is depleted, we record additional liabilities through a charge to Policyholder benefits and losses incurred. Groupings for loss recognition testing are consistent with our manner of acquiring, servicing and measuring the profitability of the business and applied by product groupings. We perform separate loss recognition tests for traditional life products, payout annuities and long-term care products. Our policy is to perform loss recognition testing net of reinsurance. Once loss recognition has been recorded for a block of business, the old assumption set is replaced, and the assumption set used for the loss recognition would then be subject to the lock-in principle.
Investment-oriented contracts: Certain policy acquisition costs and policy issuance costs related to investment-oriented contracts, for example universal life, variable and fixed annuities, and fixed index annuities, are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts. DAC on investment-oriented contracts were approximately $11.0 billion and $5.8 billion at December 31, 2022 and 2021, respectively. Estimated gross profits are affected by a number of factors, including levels of current and expected interest rates, net investment income and spreads, net realized gains and losses, fees, surrender rates, mortality experience, policyholder behavior experience and equity market returns and volatility. In each reporting period, current period amortization expense is adjusted to reflect actual gross profits. If the assumptions used for estimating gross profit change significantly, DAC is recalculated using the new assumptions, including actuarial assumptions such as mortality, lapse, benefit utilization, and premium persistency, and any resulting adjustment is included in income. If the new assumptions indicate that future estimated gross profits are higher than previously estimated, DAC will be increased resulting in a decrease in amortization expense and increase in income in the current period; if future estimated gross profits are lower than previously estimated, DAC will be decreased resulting in an increase in amortization expense and decrease in income in the current

194	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 8. Deferred Policy Acquisition Costs

period. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the current and projected future profitability of the underlying insurance contracts.
To estimate future estimated gross profits for variable life and annuity products, a long-term annual asset growth assumption is applied to determine the future growth in assets and related asset-based fees. In determining the asset growth rate, the effect of short-term fluctuations in the equity markets is partially mitigated through the use of a “reversion to the mean” methodology for variable annuities, whereby short-term asset growth above or below long-term annual rate assumptions impacts the growth assumption applied to the five-year period subsequent to the current balance sheet date. The reversion to the mean methodology allows us to maintain our long-term growth assumptions, while also giving consideration to the effect of actual investment performance. When actual performance significantly deviates from the annual long-term growth assumption, as evidenced by growth assumptions in the five-year reversion to the mean period falling below a certain rate (floor) or rising above a certain rate (cap) for a sustained period, judgment may be applied to revise or “unlock” the growth rate assumptions to be used for both the five-year reversion to the mean period as well as the long-term annual growth assumption applied to subsequent periods.
Unrealized Appreciation (Depreciation) of Investments: DAC related to investment-oriented contracts is also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on estimated gross profits, with related changes recognized through Other comprehensive income. The adjustment is made at each balance sheet date, as if the securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. Similarly, for long-duration traditional insurance contracts, if the assets supporting the liabilities are in a net unrealized gain position at the balance sheet date, loss recognition testing assumptions are updated to exclude such gains from future cash flows by reflecting the impact of reinvestment rates on future yields. If a future loss is anticipated under this basis, any additional shortfall indicated by loss recognition tests is recognized as a reduction in accumulated other comprehensive income. Similar to other loss recognition on long-duration insurance contracts, such shortfall is first reflected as a reduction in DAC and secondly as an increase in liabilities for future policy benefits. The change in these adjustments, net of tax, is included with the change in net unrealized appreciation of investments that is credited or charged directly to Other comprehensive income.
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
Value of Business Acquired (VOBA): VOBA is determined at the time of acquisition and is reported in the Consolidated Balance Sheets with DAC. As of December 31, 2022 and 2021, the VOBA balances were $94 million and $111 million, respectively.
The following table presents a rollforward of DAC:

Years Ended December 31,
(in millions)	2022	2021	2020
Balance, beginning of year	$10,403	$9,679	$10,890
Acquisition costs deferred	4,643	4,666	4,292
Amortization expense	(4,954)	(4,562)	(4,188)
Change related to unrealized appreciation (depreciation) of investments	5,631	773	(1,116)
Dispositions	—	—	(298)
Other, including foreign exchange	(298)	(153)	99
Balance, end of year(a)	$15,425	$10,403	$9,679
(a)Net of cumulative additions (reductions) in DAC of $3.3 billion, $(2.4) billion and $(3.1) billion at December 31, 2022, 2021 and 2020, respectively, related to the effect of net unrealized gains and losses on available for sale securities.
We offer deferred sales inducements which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. Such amounts are deferred and amortized over the life of the contract using the same methodology and assumptions used to amortize DAC. The deferred bonus interest and other deferred sales inducement assets, recorded in Other assets, totaled $889 million and $307 million at December 31, 2022 and 2021, respectively.
DAC, VOBA and DSI for insurance-oriented and investment-oriented products are reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If actual profitability is substantially lower than estimated, AIG’s DAC, VOBA and DSI may be subject to an impairment charge and AIG’s results of operations could be significantly affected in the period the impairment charge is recognized and in future periods.

AIG | 2022 Form 10-K	195

ITEM 8 | Notes to Consolidated Financial Statements | 9. Variable Interest Entities

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

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles	Total
December 31, 2022
Assets:
Bonds available for sale	$—	$3,672	$3,672
Other bond securities	—	—	—
Equity securities	51	—	51
Mortgage and other loans receivable	—	2,221	2,221
Other invested assets
Alternative investments(a)	2,842	—	2,842
Investment real estate	1,731	—	1,731
Short-term investments	191	281	472
Cash	71	—	71
Accrued investment income	—	9	9
Other assets	102	70	172
Total(b)	$4,988	$6,253	$11,241
Liabilities:
Debt of consolidated investment entities	$1,358	$4,336	$5,694
Other(c)	85	47	132
Total	$1,443	$4,383	$5,826

196	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 9. Variable Interest Entities

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles	Total
December 31, 2021
Assets:
Bonds available for sale	$—	$5,543	$5,543
Other bond securities	—	1,852	1,852
Equity securities	223	—	223
Mortgage and other loans receivable	—	2,523	2,523
Other invested assets
Alternative investments(a)	3,017	—	3,017
Investment real estate	2,257	—	2,257
Short-term investments	487	151	638
Cash	96	—	96
Accrued investment income	—	17	17
Other assets	190	558	748
Total(b)	$6,270	$10,644	$16,914
Liabilities:
Debt of consolidated investment entities	$1,743	$4,504	$6,247
Other(c)	122	722	844
Total	$1,865	$5,226	$7,091
(a)Comprised primarily of investments in real estate joint ventures at December 31, 2022 and 2021.
(b)The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)Comprised primarily of Other liabilities at December 31, 2022 and 2021.
(d)At December 31, 2022 and 2021, off-balance sheet exposure primarily consisting of our insurance companies’ commitments to real estate and investment entities were $2.1 billion and $2.2 billion, respectively, of which commitments to external parties were $0.6 billion and $0.6 billion, respectively.
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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(b)	Off-Balance Sheet		Total
December 31, 2022
Real estate and investment entities(a)	$504,219	$9,145	$3,938	(c)	$13,083
Other(e)	1,302	247	747	(d)	994
Total	$505,521	$9,392	$4,685		$14,077
December 31, 2021
Real estate and investment entities(a)	$457,335	$7,650	$3,448	(c)	$11,098
Other	1,738	237	528	(d)	765
Total	$459,073	$7,887	$3,976		$11,863
(a)Comprised primarily of hedge funds and private equity funds.
(b)At December 31, 2022 and 2021, $9.3 billion and $7.8 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.
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
(e)At December 31, 2022, excludes approximately $2,057 million of VIE assets related to AIGFP and its consolidated subsidiaries, with maximum off-balance sheet exposure to loss of $2,033 million. For additional information, see Note 1.
REAL ESTATE AND INVESTMENT ENTITIES
Through our insurance operations and AIG Global Real Estate Investment Corp., we are an investor in various real estate investment entities, some of which are VIEs. These investments are typically with unaffiliated third-party developers via a partnership or limited liability company structure. The VIEs’ activities consist of the development or redevelopment of commercial, industrial and residential real estate. Our involvement varies from being a passive equity investor or finance provider to actively managing the activities of the VIEs.

AIG | 2022 Form 10-K	197

ITEM 8 | Notes to Consolidated Financial Statements | 9. Variable Interest Entities

Our insurance operations participate as passive investors in the equity issued by certain third-party-managed hedge and private equity funds that are VIEs. Our insurance operations typically are not involved in the design or establishment of these VIEs, nor do they actively participate in the management of the VIEs.
SECURITIZATION AND REPACKAGING VEHICLES
We created certain VIEs that hold investments, primarily in investment-grade debt securities and loans, and issued beneficial interests in these investments. Some of these VIEs were created to facilitate our purchase of asset-backed securities. In these situations, all of the beneficial interests are owned by our insurance operations and are consolidated by AIG. In other instances, we have created VIEs that are securitizations of residential mortgage loans or other forms of collateralized loan obligations or repackage loan and other assets into pass-through securities. Our insurance subsidiaries own some of the beneficial interests of these VIEs, and we maintain the power to direct the activities of the VIEs that most significantly impact their economic performance. Accordingly, we consolidate these entities and those beneficial interests issued to third parties are reported as debt of consolidated investment entities. This debt is non-recourse to AIG.
RMBS, CMBS, OTHER ABS AND CLOS
Primarily through our insurance operations, we are a passive investor in RMBS, CMBS, other ABS and CLOs, the majority of which are issued by domestic special purpose entities. We generally do not sponsor or transfer assets to, or act as the servicer to these asset-backed structures, and were not involved in the design of these entities.
Our maximum exposure in these types of structures is limited to our investment in securities issued by these entities and, where applicable, any unfunded commitments to these entities. Conditional unfunded commitments for these unconsolidated entities are $526 million at December 31, 2022. Based on the nature of our investments and our passive involvement in these types of structures, we have determined that we are not the primary beneficiary of these entities. We have not included these entities in the above tables; however, the fair values of our investments in these structures are reported in Notes 4 and 5.
Additionally from time to time, AIG participates in the design of certain VIEs which we do not consolidate. The notes issued by these VIEs are recognized at fair value and included in available for sale securities in our financial statements. As of December 31, 2022, the total VIE assets from these securitizations are $3 billion, of which AIG’s maximum exposure to loss is $2 billion.

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
For additional information on embedded derivatives, see Notes 4 and 13.

198	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 10. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Consolidated Balance Sheets:

	December 31, 2022				December 31, 2021
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$251	$355	$1,688	$66	$265	$5	$895	$11
Foreign exchange contracts	4,543	642	4,899	317	5,431	467	5,828	197
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	39,833	3,367	34,128	4,772	47,499	3,868	42,113	3,622
Foreign exchange contracts	8,626	1,202	10,397	821	7,905	722	9,997	524
Equity contracts	31,264	428	4,740	26	27,423	681	5,091	53
Commodity contracts	212	9	20	—	303	4	219	—
Credit contracts(b)	1,808	32	933	41	3,790	1	936	47
Other contracts(c)	47,184	14	—	—	43,892	13	51	—
Total derivatives, gross	$133,721	$6,049	$56,805	$6,043	$136,508	$5,761	$65,130	$4,454
Counterparty netting(d)		(3,895)		(3,895)		(2,779)		(2,779)
Cash collateral(e)		(1,640)		(1,917)		(2,139)		(1,089)
Total derivatives on Consolidated Balance Sheets(f)		$514		$231		$843		$586
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)As of December 31, 2022 and 2021, included CDSs on super senior multi-sector CLOs with a net notional amount of $79 million and $97 million (fair value liability of $32 million and $30 million), respectively. The net notional amount represents the maximum exposure to loss on the portfolio.
(c)Consists primarily of stable value wraps and contracts with multiple underlying exposures.
(d)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(e)Represents cash collateral posted and received that is eligible for netting.
(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was $2.2 billion at December 31, 2022 and zero at December 31, 2021. Fair value of liabilities related to bifurcated embedded derivatives was $7.2 billion and $14.5 billion, respectively, at December 31, 2022 and 2021. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components, and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7.
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
Collateral posted by us to third parties for derivative transactions was $2.9 billion and $2.7 billion at December 31, 2022 and 2021, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $2.0 billion and $2.4 billion at December 31, 2022 and 2021, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

AIG | 2022 Form 10-K	199

ITEM 8 | Notes to Consolidated Financial Statements | 10. Derivatives and Hedge Accounting

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
We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the years ended December 31, 2022, 2021 and 2020, we recognized gains (losses) of $312 million, $201 million and $(128) million, respectively, included in Change in foreign currency translation adjustments in Other comprehensive income (loss) related to the net investment hedge relationships.
A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.
The following table presents the gain (loss) recognized in income on our derivative instruments in fair value hedging relationships in the Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Income for:
(in millions)	Hedging Derivatives(a)	Excluded Components(b)	Hedged Items	Net Impact
Year Ended December 31, 2022
Interest rate contracts:
Interest credited to policyholder account balances	$(81)	$—	$83	$2
Net investment income	11	—	(12)	(1)
Foreign exchange contracts:
Net realized gains/(losses)	382	244	(382)	244
Year Ended December 31, 2021
Interest rate contracts:
Interest credited to policyholder account balances	$(19)	$—	$17	$(2)
Net investment income	9	—	(11)	(2)
Foreign exchange contracts:
Net realized gains/(losses)	210	139	(210)	139
Year Ended December 31, 2020
Interest rate contracts:
Interest credited to policyholder account balances	$14	$—	$(14)	$—
Net investment income	(6)	—	5	(1)
Foreign exchange contracts:
Net realized gains/(losses)	(422)	49	422	49
(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in income on a mark-to-market basis.

200	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 10. Derivatives and Hedge Accounting

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Consolidated Statements of Income (Loss):

Years Ended December 31,	Gains (Losses) Recognized in Income
(in millions)	2022	2021	2020
By Derivative Type:
Interest rate contracts	$(2,190)	$(573)	$1,451
Foreign exchange contracts	1,149	278	(389)
Equity contracts	(497)	(736)	211
Commodity contracts	(13)	(9)	—
Credit contracts	(4)	(12)	52
Other contracts	100	64	61
Embedded derivatives	11,873	623	(4,722)
Total	$10,418	$(365)	$(3,336)
By Classification:
Policy fees	$63	$61	$62
Net investment income - excluding Fortitude Re funds withheld assets	2	5	(8)
Net investment income - Fortitude Re funds withheld assets	(10)	—	—
Net realized gains (losses) - excluding Fortitude Re funds withheld assets	3,035	148	(508)
Net realized gains (losses) on Fortitude Re funds withheld assets(a)	7,347	(575)	(2,894)
Policyholder benefits and claims incurred	(19)	(4)	12
Total	$10,418	$(365)	$(3,336)
(a)Includes over-the-counter derivatives supporting the funds withheld arrangements with Fortitude Re and the embedded derivative contained within the funds withheld payable with Fortitude Re.
CREDIT RISK-RELATED CONTINGENT FEATURES
We estimate that at December 31, 2022, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $6 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $32 million and $206 million at December 31, 2022 and 2021, respectively. The aggregate fair value of assets posted as collateral under these contracts at December 31, 2022 and 2021, was approximately $34 million and $239 million, respectively.
HYBRID SECURITIES WITH EMBEDDED CREDIT DERIVATIVES
We invest in hybrid securities (such as credit-linked notes) with the intent of generating income and not specifically to acquire exposure to embedded derivative risk. As is the case with our other investments in RMBS, CMBS, CLOs and ABS, our investments in these hybrid securities are exposed to losses only up to the amount of our initial investment in the hybrid security. Other than our initial investment in the hybrid securities, we have no further obligation to make payments on the embedded credit derivatives in the related hybrid securities.
We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income. Our investments in these hybrid securities are reported as Other bond securities in the Consolidated Balance Sheets. The fair values of these hybrid securities were under $1 million and $2.0 billion at December 31, 2022 and 2021, respectively. These securities have par amounts of $42 million and $4.6 billion at December 31, 2022 and 2021, respectively, and have remaining stated maturity dates that extend to 2052. The majority of these securities were sold in the fourth quarter of 2022 resulting in the decrease in fair value and par value.

AIG | 2022 Form 10-K	201

ITEM 8 | Notes to Consolidated Financial Statements | 11. Goodwill and Other Intangible Assets

11. Goodwill and Other Intangible Assets
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or one level below, and the test is performed annually, or more frequently if circumstances indicate an impairment may have occurred. At December 31, 2022, goodwill is reported within our General Insurance business – North America and International operating segments, our Life and Retirement business – Life Insurance operating segment and our Other Operations segment. When a business is transferred from one reporting unit to another, goodwill from the original reporting unit is allocated among reporting units based on the fair value of business transferred, relative to business retained by a reporting unit.
The impairment assessment involves an option to first assess qualitative factors to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not performed, or after assessing the totality of the events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative assessment for potential impairment is performed.
If the qualitative test is not performed or if the test indicates a potential impairment is present, we estimate the fair value of each reporting unit and compare the estimated fair value with the carrying amount of the reporting unit, including allocated goodwill. The estimate of a reporting unit’s fair value involves management judgment and is based on one or a combination of approaches including discounted expected future cash flows, market-based earnings multiples of the unit’s peer companies, external appraisals or, in the case of reporting units being considered for sale, third-party indications of fair value, if available. We consider one or more of these estimates when determining the fair value of a reporting unit to be used in the impairment test.
If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill associated with that reporting unit potentially is impaired. The amount of impairment, if any, is measured as the excess of a reporting unit’s carrying amount over its fair value not to exceed the total amount of goodwill allocated to that reporting unit and recognized in income.
The following table presents the changes in goodwill by operating segment:

	General Insurance
(in millions)	North America	International	Life Insurance	Other Operations	Total
Balance at January 1, 2021:
Goodwill - gross	3,791	3,456	244	60	7,551
Accumulated impairments	(1,145)	(2,255)	(67)	(10)	(3,477)
Net goodwill	2,646	1,201	177	50	4,074
Increase (decrease) due to:
Other	—	(13)	(5)	—	(18)
Balance at December 31, 2021:
Goodwill - gross	3,791	3,443	239	60	7,533
Accumulated impairments	(1,145)	(2,255)	(67)	(10)	(3,477)
Net goodwill	2,646	1,188	172	50	4,056
Increase (decrease) due to:
Other	—	(92)	(16)	(21)	(129)
Balance at December 31, 2022:
Goodwill - gross	3,791	3,351	223	39	7,404
Accumulated impairments	(1,145)	(2,255)	(67)	(10)	(3,477)
Net goodwill	$2,646	$1,096	$156	$29	$3,927
Indefinite lived intangible assets are not subject to amortization. Indefinite lived intangible assets primarily include Lloyd’s syndicate capacity and brand names. Finite lived intangible assets are amortized over their useful lives. Finite lived intangible assets primarily include distribution networks and are recorded net of accumulated amortization. The Company tests intangible assets for impairment on an annual basis or whenever events or circumstances suggest that the carrying value of an intangible asset may exceed the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If this condition exists and the carrying value of an intangible asset exceeds its fair value, the excess is recognized as an impairment and is recorded as a charge against net income (loss).

202	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 11. Goodwill and Other Intangible Assets

The Other intangible assets and Value of distribution network acquired (VODA) resulted primarily from the acquisition of Validus and were $704 million and $758 million at December 31, 2022 and 2021, respectively.

12. Insurance Liabilities
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
Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.1 billion and $12.3 billion at December 31, 2022 and 2021, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At both December 31, 2022 and 2021 we held collateral of approximately $8.6 billion for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both December 31, 2022 and 2021.
The following table presents the rollforward of activity in loss reserves:

Years Ended December 31,
(in millions)	2022	2021	2020
Liability for unpaid loss and loss adjustment expenses, beginning of year	$79,026	$77,720	$78,328
Reinsurance recoverable	(35,213)	(34,431)	(31,069)
Initial allowance upon CECL adoption	—	—	164
Net Liability for unpaid loss and loss adjustment expenses, beginning of year	43,813	43,289	47,423
Losses and loss adjustment expenses incurred:
Current year	16,434	16,434	16,928
Prior years, excluding discount and amortization of deferred gain	(530)	(171)	(90)
Prior years, discount charge (benefit)	(605)	(131)	587
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(252)	(190)	(237)
Total losses and loss adjustment expenses incurred	15,047	15,942	17,188
Losses and loss adjustment expenses paid:
Current year	(4,011)	(3,868)	(4,062)
Prior years	(11,066)	(11,503)	(14,603)
Total losses and loss adjustment expenses paid	(15,077)	(15,371)	(18,665)
Other changes:
Foreign exchange effect	(1,463)	(593)	815
Allowance for credit losses	—	—	(15)
Retroactive reinsurance adjustment (net of discount)(b)	745	546	361
Fortitude sale(c)	—	—	(3,818)
Total other changes	(718)	(47)	(2,657)
Liability for unpaid loss and loss adjustment expenses, end of year:
Net liability for unpaid losses and loss adjustment expenses	43,065	43,813	43,289
Reinsurance recoverable	32,102	35,213	34,431
Total	$75,167	$79,026	$77,720

AIG | 2022 Form 10-K	203

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

(a)Includes $63 million, $53 million and $41 million for the retroactive reinsurance agreement with NICO covering U.S. asbestos exposures for the years ended December 31, 2022, 2021 and 2020, respectively.
(b)Includes benefit (charge) from change in discount on retroactive reinsurance in the amount of $(301) million, $(42) million and $340 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(c)On June 2, 2020, AIG completed the Majority Interest Fortitude Sale. Concurrent with the Majority Interest Fortitude Sale, AIG established a reinsurance recoverable. For additional information, see Note 1.
The following table presents the reconciliation of the net liability for unpaid losses and loss adjustment expenses in the following tables to Loss Reserves in the Consolidated Balance Sheets for the year ended December 31, 2022:

(in millions)	Net liability for unpaid losses and loss adjustment expenses as presented in the disaggregated tables below	Reinsurance recoverable on unpaid losses and loss adjustment expenses included in the disaggregated tables below	Gross liability for unpaid losses and loss adjustment expenses
U.S. Workers' Compensation (before discount)	$3,962	$5,573	$9,535
U.S. Excess Casualty	3,638	3,701	7,339
U.S. Other Casualty	3,858	3,872	7,730
U.S. Financial Lines	5,899	1,773	7,672
U.S. Property and Special Risks	6,815	3,295	10,110
U.S. Personal Insurance	794	2,052	2,846
UK/Europe Casualty and Financial lines	6,984	1,538	8,522
UK/Europe Property and Special Risks	2,717	1,464	4,181
UK/Europe and Japan Personal Insurance	1,628	592	2,220
Total	$36,295	$23,860	$60,155
Reconciling Items
Discount on workers' compensation lines			(2,532)
Other product lines*			15,072
Unallocated loss adjustment expenses			2,472
Total Loss Reserves			$75,167
*Reinsurance recoverable for other product lines of $8.5 billion resulted in a net liability for unpaid losses and loss adjustment expenses of $6.6 billion for the year ended December 31, 2022.
Prior Year Development
In the sections below, we provide details by coverage group regarding incurred losses, reserve balances and prior year development. The first table below shows prior year development by coverage group, the first two columns of which will again be presented in the coverage group sections that follow. After this table we describe historical drivers of prior year development as well as actuarial methods and relevant terminology. The following coverage group sections present the undiscounted incurred losses and allocated loss adjustment expenses by accident year on a net basis after reinsurance, with separate presentation of the adverse development cover where applicable, excluding related amortization of the deferred gain. Each section also contains a description of the business included in that section. Finally, we show a table of claims payout patterns by coverage.
In 2017, we entered into adverse development reinsurance agreement (ADC) cessions with National Indemnity Company (NICO) under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior.

204	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

The following table presents the reconciliation of net prior year development before the ADC cessions from the tables below to the net prior year development after ADC cessions and amortization of deferred gain for the year ended December 31, 2022:

(in millions)	Prior Year Development Net of External Reinsurance Before ADC Cessions	Prior Year Development Net of External Reinsurance After ADC Cessions(a)	Re-Attribution of ADC Recovery(b)	Amortization of Deferred Gain at Inception	Prior Year Development After Amortization and Re-attribution
U.S. Workers' Compensation	$(644)	$(338)	$(29)	$(52)	$(419)
U.S. Excess Casualty	(116)	17	15	(40)	(8)
U.S. Other Casualty	(149)	(162)	33	(38)	(167)
U.S. Financial Lines	939	707	(22)	(27)	658
U.S. Property and Special Risks	(81)	(100)	3	(9)	(106)
U.S. Personal Insurance	(28)	(32)	—	(1)	(33)
UK/Europe Casualty and Financial lines	82	82	—	—	82
UK/Europe Property and Special Risks	(153)	(153)	—	—	(153)
UK/Europe and Japan Personal Insurance	(111)	(111)	—	—	(111)
Other Operations Run-Off	(5)	(5)	—	—	(5)
Other product lines	(264)	(261)	—	—	(261)
Subtotal, adjusted pre-tax basis	$(530)	$(356)	$—	$(167)	$(523)
Remove impact of Retroactive Reinsurance
Amortization of deferred gain at inception					167
Prior year development ceded under the Asbestos LPT					—
Prior year development ceded under the ADC					(174)
Total, prior years, excluding discount and amortization of deferred gain					$(530)
(a)Change in net ultimate loss and loss adjustment expenses excludes the portion of prior year development we have ceded under the Asbestos Loss Portfolio Transfer (LPT) and the ADC, both of which are provided by NICO and are considered retroactive reinsurance under U.S. GAAP.
(b)Reattribution of the ADC recovery takes place annually as we model the future payments on the subject reserves covered by the ADC to determine when the aggregate payments will exceed the attachment. ADC recoverables are then reallocated by line based on payments expected to be made after attachment point is exceeded.
During 2022, we recognized favorable prior year loss reserve development of $530 million excluding discount and amortization of deferred gain. The development was primarily driven by:
•Favorable development on U.S. Workers’ Compensation of $644 million, net of external reinsurance but before ADC cessions due to continued favorable frequency and severity trends across most accident years particularly for excess and guaranteed cost US Workers Compensation segments;
•Favorable development on U.S. Excess Casualty of $116 million, net of external reinsurance but before ADC cessions, driven by lead and mid-excess Retail Excess Casualty;
•Favorable development on U.S Other Casualty of $149 million, net of external reinsurance but before ADC cessions, largely driven by favorable experience in Commercial Auto, General Liability and Construction Wraps;
•Unfavorable development in U.S. Financial Lines of $939 million, net of external reinsurance but before ADC cessions, due to higher severity trends particularly in Excess & Primary D&O and Excess & Financial Institutions E&O. This was partially offset by favorable development in EPLI;
•Favorable development in U.S. Property and Special Risks of $81 million driven by more favorable crop experience than anticipated;
•Unfavorable development in UK/Europe Casualty and Financial Lines of $82 million due to unfavorable experience in UK Financial Lines in M&A, Commercial PI and Commercial D&O as well as unfavorable Casualty experience due to large loss activity in the UK, European Excess Casualty, and French Auto experience;
•Favorable development on UK/Europe Property and Special Risks of $153 million driven by Global Specialty, primarily from accident years 2020 and 2021. This favorable experience was seen in each product line and in every region;
•Favorable development on UK/Europe and Japan Personal Insurance of $111 million driven by Japan Auto and A&H business with additional favorable experience in UK and Europe; and
•Favorable development of $264 million in total on other product lines, net of external reinsurance but before ADC cessions, driven by runoff construction business and favorable results from our Canadian business across most products.

AIG | 2022 Form 10-K	205

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

During 2021, we recognized favorable prior year loss reserve development of $171 million excluding discount and amortization of deferred gain. The development was primarily driven by:
•Favorable development on U.S. Workers’ Compensation of $617 million, net of external reinsurance but before ADC cessions due to continued favorable frequency and severity trends seen across the diagonals for many subsets of U.S. Workers Compensation especially for recent accident years;
•Favorable development in U.S. Personal Lines of $412 million, net of external reinsurance but before ADC cessions, mainly due to favorable development and subrogation recoveries from the 2017 and 2018 catastrophe years;
•Favorable development on UK/Europe and Japan Personal Insurance of $173 million due to favorable loss trends in personal auto in Japan and Europe and accident and health in all three regions;
•Favorable development on UK/Europe Property and Special Risks of $118 million driven by favorable emergence across several Specialty classes;
•Unfavorable development in U.S. Financial Lines of $649 million, net of external reinsurance but before ADC cessions, due to adverse experience in D&O, Cyber and EPLI. This includes adverse experience in Fiduciary from emergence of Excessive Fee claims and Cyber ransomware losses;
•Unfavorable development on UK/Europe Casualty and Financial Lines of $210 million driven by recognition of large loss activity in Financial PI in the UK and Commercial D&O in Europe; and
•Unfavorable development in U.S. Property and Special Risks of $172 million driven largely by the impact of reductions in reinsurance recoveries driven by changes in catastrophe loss estimates.
During 2020, we recognized favorable prior year loss reserve development of $90 million excluding discount and amortization of deferred gain. The development was primarily driven by:
•Favorable development on U.S. Workers’ Compensation business of $367 million, net of external reinsurance but before ADC cessions due to continued favorable frequency and severity trends seen across the diagonals for many subsets of U.S. Workers Compensation especially for recent accident years;
•Favorable development on U.S. Excess Casualty of $149 million driven by favorable emergence on the older years offset by higher severity claim emergence in recent accident years across various excess casualty classes. Auto liability deteriorated slightly in the more recent accident years;
•Favorable development on U.S. Other Casualty of $141 million, net of external reinsurance but before ADC cessions, largely driven by favorable development on extra-contractual obligations, environmental impairment business and loss sensitive casualty business;
•Favorable development in U.S. Property and Special Risks of $80 million driven largely by attritional property and favorable emergence on specialty losses coming in better than expected;
•Unfavorable development in U.S. Financial Lines of $479 million driven by loss severity emergence in recent accident years in our D&O business especially National and Private and Not For Profit segments, adverse loss emergence and loss trends in EPLI and adverse claim activity in E&O (including Architects and Engineers), Cyber and Mergers and Acquisitions segments;
•Unfavorable development in U.S. Personal Lines of $94 million, net of external reinsurance but before ADC cessions, mainly due to large losses in Homeowners and Umbrella;
•Unfavorable development on UK/Europe Casualty and Financial Lines of $258 million driven by Financial Lines in the UK and Europe and Excess Casualty in Europe as we continue to see increased severity of large losses in these classes;
•Favorable development on UK/Europe Property and Special Risks of $155 million driven by favorable emergence across several Specialty classes; and
•Favorable development on UK/Europe and Japan Personal Insurance of $39 million due to favorable frequency and severity trends.
Our analyses and conclusions about prior year reserves also help inform our judgments about the current accident year loss and loss adjustment expense ratios we selected.
Loss Development Information
The following is information about incurred and paid loss developments as of December 31, 2022, net of reinsurance. The cumulative number of reported claims, the total of IBNR liabilities and expected development on reported loss included within the net incurred loss amounts are presented in the following section.

206	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

Reserving Methodology
We use a combination of methods to project ultimate losses for both long-tail and short-tail exposures, which include:
•Paid Development method: The Paid Development method estimates ultimate losses by reviewing paid loss patterns and selecting paid ultimate loss development factors. These factors are then applied to paid losses by applying them to accident years, with further expected changes in paid loss. Since the method does not rely on case reserves, it is not directly influenced by changes in the adequacy of case reserves.
•Incurred Development method: The Incurred Development method is similar to the Paid Development method, but it uses case incurred losses instead of paid losses. Since this method uses more data (case reserves in addition to paid losses) than the Paid Development method, the incurred development patterns may be less variable than paid development patterns.
•Expected Loss Ratio method: The Expected Loss Ratio method multiplies premiums by an expected loss ratio to produce ultimate loss estimates for each accident year. This method may be useful if loss development patterns are inconsistent, losses emerge very slowly, or there is relatively little loss history from which to estimate future losses. Expected loss ratio methods for business written in excess of a deductible may be given significant weight in the most recent five accident years. The expected loss ratios used for recent accident years are based on the projected ultimate loss ratios for older years adjusted for rate changes, loss trend including inflation, and where appropriate, changing market conditions.
•Bornhuetter-Ferguson method: The Bornhuetter-Ferguson method using premiums and paid losses is a combination of the Paid Development method and the Expected Loss Ratio method where the weight given to each method is the reciprocal of the loss development factor. This method normally determines expected loss ratios similar to the method used for the Expected Loss Ratio method. The Bornhuetter-Ferguson method using premiums and incurred losses is similar to the Bornhuetter-Ferguson method using premiums and paid losses except that it uses case-incurred losses.
•Cape Cod method: The Cape Cod method is mechanically similar to the Bornhuetter-Ferguson method with the difference being that the Expected Loss Ratio estimates are determined based on a weighting of the loss estimates that come from the Paid/Incurred Development Methods. This method may be more responsive to recent loss trends than the Bornhuetter-Ferguson method.
•Average Loss method: The Average Loss method multiplies a projected number of ultimate claims by an estimated ultimate severity average loss for each accident year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for reserve categories where loss development patterns are inconsistent or too variable to be relied on exclusively.
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
In determining the actual carried loss reserves, we consider both the internal actuarial best estimate and numerous other internal and external factors, including:
•an assessment of economic conditions, including real GDP growth, inflation, employment rates or unemployment duration, stock market volatility and changes in corporate bond spreads;
•changes in the legal, regulatory, judicial and social environment, including changes in road safety, public health and cleanup standards;
•changes in medical cost trends (inflation, intensity and utilization of medical services) and wage inflation trends;
•underlying policy pricing, terms and conditions including attachment points and policy limits;
•change in claims handling philosophy, operating model, processes, and related ongoing enhancements;
•third-party claims reviews that are periodically performed for key classes of claims such as toxic tort, environmental and other complex casualty claims;
•third-party actuarial reviews that are periodically performed for key classes of business;
•input from underwriters on pricing, terms, and conditions and market trends; and
•changes in our reinsurance program, pricing and commutations.
Where appropriate and identifiable, adjustments have been made to standard projection techniques. Changes in Claims organization management, differing referral and review criteria and other factors may also be expected to alter loss emergence.
The following factors are relevant to the loss development information included in the tables below:
•Table organization: The tables are organized by accident year and include policies written on an occurrence and claims- made basis. We note that for certain categories of claims (e.g., construction defect claims and environmental claims) and for reinsurance recoverable, losses may sometimes be reclassified to an earlier or later accident year as more information about the date of

AIG | 2022 Form 10-K	207

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

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
•Groupings: We believe our groupings have homogenous risk characteristics with similar development patterns and would generally be subject to similar trends and reflect our reportable segments. The incurred losses and loss adjustment expenses and paid losses in the following tables for the current reporting year are allocated to the line of business and accident years based on how the business is coded by profit center and line of business.
•Reinsurance: Our reinsurance program varies by exposure type. Historically we have leveraged facultative and treaty reinsurance, both on a pro-rata and excess of loss basis. Our reinsurance program may change from year to year, which may affect the comparability of the data presented in our tables.
•Adverse development reinsurance agreement: We have provided the impact of the ADC in an additional table below our Incurred Losses and Allocated Loss Adjustment Expenses (ALAE) tables. The impact of the ADC is shown beginning in 2016 given the retroactive date of the contract and coincides with the effective date of the contract. For the lines of business covered by the agreement (U.S. Workers' Compensation, U.S. Excess Casualty, U.S. Other Casualty, U.S. Financial Lines, U.S. Property and Special Risks and U.S. Personal Insurance or collectively, the Covered Lines), an attribution of the loss recoveries to the line of business by calendar year and accident year is performed based on the underlying distribution of the losses subject to the agreement. Specifically, the future claim payments for all subject incurred losses were projected into future years based on the same actuarial assumptions underlying the related reserves. The additional table presented after discussion of prior year development by line of business reconciles the changes in net ultimates to our overall prior year development and provides the reattribution of loss recoveries for the Covered Lines. The reinsurance terms of the ADC were then used to identify the future claims payments for which 80% will be reimbursed by NICO. At each reporting period, the attribution of the ADC recoveries is performed. The factors that could cause the attribution to lines of business and accident year to change include changes in underlying actuarial assumptions as to timing and amount of future claim payments.
•Incurred but not reported liabilities (IBNR): We include development from past reported losses in IBNR.
•Data excluded from tables: Information with respect to accident years older than ten years is excluded from the development tables. Unallocated loss adjustment expenses are also excluded.
•Foreign exchange: The loss development for operations outside of the U.S. is presented for all accident years using the current exchange rate at December 31, 2022. Although this approach requires restating all prior accident year information, the changes in exchange rates do not impact incurred and paid loss development trends.
•Acquisitions: We include acquisitions from all accident years presented in the tables. For purposes of this disclosure, we have applied the retrospective method for the acquired reserves, including incurred and paid claim development histories throughout the relevant tables. It should be noted that historical reserves for the acquired businesses were established by the acquired companies using methods, assumptions and procedures then in effect which may differ from our current reserving bases. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the aggregated historical results shown in the triangles.
•Dispositions: We exclude dispositions from all accident years presented in the tables.
•Claim counts: We consider a reported claim to be one claim for each claimant or feature for each loss occurrence. Claims relating to losses that are 100 percent reinsured are excluded from the reported claims in the tables below. Reported claims for losses from assumed reinsurance contracts are not available and hence not included in the reported claims.
•There are limitations that should be considered on the reported claim count data in the tables below, including:
–Claim counts are presented only on a reported (not an ultimate) basis;
–The tables below include lines of business and geographies at a certain aggregated level which may indicate different frequency and severity trends and characteristics, and may not be as meaningful as the claim count information related to the individual products within those lines of business and geographies;
–Certain lines of business are more likely to be subject to occurrences involving multiple claimants and features, which can distort measures based on the reported claim counts in the table below; and
–Reported claim counts are not adjusted for ceded reinsurance, which may distort the measure of frequency or severity.
Supplemental Information: The information about incurred and paid loss development for all periods preceding the year ended December 31, 2022 and the related historical claims payout percentage disclosure is unaudited and is presented as supplementary information.

208	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

The following tables present undiscounted, incurred and paid losses and allocated loss adjustment expenses by accident year, on a net basis after reinsurance, with a separate presentation of the ADC excluding the related amortization of the deferred gain:
U.S. Workers' Compensation
U.S. Workers’ Compensation is an extremely long-tail line of business, with loss emergence extending for decades. We generally use a combination of loss development, frequency/severity and expected loss ratio methods for workers’ compensation.
Many of our workers compensation policies contain risk-sharing features, including high deductibles, self-insured retentions or retrospective rating features, in addition to a traditional insurance component. These risk-sharing programs generally are large and complex, comprising multiple products, years and structures, and are subject to amendment over time. We group guaranteed cost and excess of deductible business separately and then further by state and industry subset to the extent that meaningful differences are determined to exist. We also separately analyze certain subsets of the portfolio that have unique characteristics (e.g., U.S. government sub-contractor accounts and construction wrap-up business). For excess of deductible business, we also segment by size of deductible and whether the claim is handled by AIG or an outside third-party administrator. The proportion of large deductible business has increased over time, which has slowed the reporting pattern of claims.
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2022
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2022 Prior Year Development Excluding the Impact of ADC	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of ADC	IBNR Impact of ADC	2022 (Net of Impact of ADC)	Total of IBNR Liabilities Net of Impact of ADC
	Unaudited
2013	$1,932	$1,880	$1,950	$2,060	$2,032	$1,974	$1,916	$1,886	$1,877	$1,878	$1	$116	48,545	$(326)	$(103)	$1,552	$13
2014		1,729	1,764	1,866	1,862	1,794	1,709	1,679	1,637	1,614	(23)	213	40,986	(371)	(164)	1,243	49
2015			1,708	1,864	1,866	1,814	1,722	1,675	1,634	1,612	(22)	395	36,645	(520)	(311)	1,092	84
2016				1,299	1,346	1,318	1,140	1,090	1,075	1,036	(39)	241	31,540	—	—	1,036	241
2017					789	850	776	763	731	712	(19)	231	27,312	—	—	712	231
2018						998	1,021	961	911	896	(15)	399	21,939	—	—	896	399
2019							887	873	812	801	(11)	313	16,712	—	—	801	313
2020								597	573	521	(52)	176	13,503	—	—	521	176
2021									597	570	(27)	314	10,480	—	—	570	314
2022										523		391	7,213	—	—	523	391
Total										$10,163	$(207)			$(1,217)		$8,946
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(5,905)	—			170		(5,735)
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2013, net of reinsurance										4,390	(404)			(3,639)		751
Unallocated loss adjustment expense prior year development											(33)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$8,648	$(644)			$(4,686)		$3,962
Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)

	Calendar Years Ended
	December 31,
	(in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	Prior Year Development
	Unaudited
2013	$1,500	$1,494	$1,481	$1,458	$1,520	$1,504	$1,552	$48
2014	1,311	1,310	1,309	1,329	1,223	1,171	1,243	72
2015	1,279	1,279	1,318	1,134	1,105	1,041	1,092	51
2016	1,299	1,346	1,318	1,140	1,090	1,075	1,036	(39)
2017		789	850	776	763	731	712	(19)
2018			998	1,021	961	911	896	(15)
2019				887	873	812	801	(11)
2020					597	573	521	(52)
2021						597	570	(27)
2022							523
Total	$5,389	$6,218	$7,274	$7,745	$8,132	$8,415	$8,946	$8
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below							(5,735)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2013, net of reinsurance							751	(325)
Unallocated loss adjustment expense prior year adjustment								(21)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance							$3,962	$(338)

AIG | 2022 Form 10-K	209

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended
	December 31,
	(in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	Prior Year Development
	Unaudited
2013	$(560)	$(538)	$(493)	$(458)	$(366)	$(373)	$(326)	$47
2014	(555)	(552)	(485)	(380)	(456)	(466)	(371)	95
2015	(585)	(587)	(496)	(588)	(570)	(593)	(520)	73
2016	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—
Total	$(1,700)	$(1,677)	$(1,474)	$(1,426)	$(1,392)	$(1,432)	$(1,217)	$215
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below							170
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2013, net of reinsurance							(3,639)	79
Unallocated loss adjustment expense prior year development								12
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance							$(4,686)	$306
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)										Paid Impact of ADC
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	Unaudited
2013	$282	$619	$879	$1,067	$1,214	$1,287	$1,335	$1,372	$1,422	$1,472	$(74)
2014		231	558	786	930	1,030	1,096	1,137	1,180	1,207	(53)
2015			234	524	725	854	925	979	1,013	1,038	(43)
2016				147	378	521	584	630	662	686	—
2017					93	224	294	333	367	389	—
2018						85	215	296	359	388	—
2019							93	219	301	347	—
2020								64	159	205	—
2021									60	128	—
2022										45	—
Total										$5,905	$(170)

210	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

U.S. Excess Casualty
U.S. Excess Casualty policies tend to attach at a high layer above underlying policies, which causes the loss development pattern to lag significantly. Many of the claims notified to the excess layers are closed without payment because the claims never reach our layer as a result of high deductibles and other underlying coverages, while the claims that reach our layer can have large case reserves or settlements and be highly variable in terms of reported timing and amount. For a portion of this business, the underlying primary policies are issued by other insurance companies, which can limit our access to relevant information to help inform our judgments as the loss events evolve and mature. Furthermore, this coverage is often significantly impacted by the underwriting cycle and external judicial trends.
Recent accident years reflect a strategy towards having higher attachment points on the portfolio through changing participations in various layers within an insured’s program.
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2022
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2022 Prior Year Development Excluding the Impact of ADC	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of ADC	IBNR Impact of ADC	2022 (Net of Impact of ADC)	Total of IBNR Liabilities Net of Impact of ADC
	Unaudited
2013	$1,123	$1,035	$1,169	$1,308	$1,241	$1,282	$1,292	$1,316	$1,303	$1,237	$(66)	$194	3,423	$(324)	$(175)	$913	$19
2014		938	1,069	1,275	1,260	1,339	1,283	1,248	1,269	1,259	(10)	324	2,924	(390)	(200)	869	124
2015			989	1,463	1,440	1,603	1,656	1,694	1,721	1,686	(35)	281	3,053	(512)	(219)	1,174	62
2016				898	1,146	1,162	1,171	1,274	1,250	1,263	13	362	2,628	—	—	1,263	362
2017					856	1,002	1,097	1,153	1,157	1,200	43	354	1,985	—	—	1,200	354
2018						648	646	721	769	769	—	189	1,350	—	—	769	189
2019							577	583	597	612	15	357	1,162	—	—	612	357
2020								406	413	410	(3)	324	1,064	—	—	410	324
2021									278	277	(1)	150	652	—	—	277	150
2022										305		280	254	—	—	305	280
Total										$9,018	$(44)			$(1,226)		$7,792
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(5,054)	—			228		(4,826)
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2013, net of reinsurance										2,205	(121)			(1,533)		672
Unallocated loss adjustment expense prior year development											49
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$6,169	$(116)			$(2,531)		$3,638
Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)

	Calendar Years Ended
	December 31,
	(in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	Prior Year Development
		Unaudited
2013	$935	$932	$981	$1,032	$970	$970	$913	$(57)
2014	902	905	915	844	912	949	869	(80)
2015	1,027	1,015	1,139	1,163	1,211	1,231	1,174	(57)
2016	898	1,146	1,162	1,171	1,274	1,250	1,263	13
2017		856	1,002	1,097	1,153	1,157	1,200	43
2018			648	646	721	769	769	—
2019				577	583	597	612	15
2020					406	413	410	(3)
2021						278	277	(1)
2022							305
Total	$3,762	$4,854	$5,847	$6,530	$7,230	$7,614	$7,792	$(127)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below							(4,826)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2013, net of reinsurance							672	67
Unallocated loss adjustment expense prior year adjustment								77
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance							$3,638	$17

AIG | 2022 Form 10-K	211

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended
	December 31,
	(in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	Prior Year Development
	Unaudited
2013	$(373)	$(309)	$(301)	$(260)	$(346)	$(333)	$(324)	$9
2014	(373)	(355)	(424)	(439)	(336)	(320)	(390)	(70)
2015	(436)	(425)	(464)	(493)	(483)	(490)	(512)	(22)
2016	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—
Total	$(1,182)	$(1,089)	$(1,189)	$(1,192)	$(1,165)	$(1,143)	$(1,226)	$(83)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below							228
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2013, net of reinsurance							(1,533)	188
Unallocated loss adjustment expense prior year development								28
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance							$(2,531)	$133
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)										Paid Impact of ADC
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	Unaudited
2013	$15	$105	$207	$387	$578	$705	$819	$882	$903	$916	$(33)
2014		3	77	240	444	590	703	815	839	878	(54)
2015			9	210	391	718	935	1,061	1,124	1,253	(141)
2016				28	80	204	388	502	566	670	—
2017					1	45	156	505	585	676	—
2018						1	125	227	315	414	—
2019							7	43	79	157	—
2020								4	15	33	—
2021									4	43	—
2022										14	—
Total										$5,054	$(228)

212	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

U.S. Other Casualty
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
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2022
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2022 Prior Year Development Excluding the Impact of ADC	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of ADC	IBNR Impact of ADC	2022 (Net of Impact of ADC)	Total of IBNR Liabilities Net of Impact of ADC
	Unaudited
2013	$1,653	$1,729	$1,912	$2,148	$2,185	$2,164	$2,211	$2,196	$2,178	$2,158	$(20)	$144	40,358	$(231)	$(128)	$1,927	$16
2014		1,751	1,721	1,963	2,009	1,910	1,916	1,946	1,935	1,944	9	87	38,469	(226)	(65)	1,718	22
2015			1,329	1,762	1,829	1,736	1,794	1,834	1,824	1,815	(9)	25	35,664	(252)	(17)	1,563	8
2016				1,339	1,343	1,321	1,391	1,340	1,323	1,293	(30)	165	29,099	—	—	1,293	165
2017					602	629	738	674	668	643	(25)	51	21,090	—	—	643	51
2018						802	845	837	870	824	(46)	235	16,736	—	—	824	235
2019							1,059	1,058	1,053	1,062	9	615	20,690	—	—	1,062	615
2020								524	576	538	(38)	329	10,808	—	—	538	329
2021									795	793	(2)	615	9,560	—	—	793	615
2022										793		708	9,650	—	—	793	708
Total										$11,863	$(152)			$(709)		$11,154
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(8,018)	—			277		(7,741)
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2013, net of reinsurance										1,485	—			(1,040)		445
Unallocated loss adjustment expense prior year development											3
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$5,330	$(149)			$(1,472)		$3,858
Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)

	Calendar Years Ended
	December 31,
	(in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	Prior Year Development
	Unaudited
2013	$1,948	$1,960	$1,929	$1,948	$1,920	$1,926	$1,927	$1
2014	1,667	1,678	1,634	1,694	1,701	1,722	1,718	(4)
2015	1,361	1,373	1,423	1,493	1,553	1,562	1,563	1
2016	1,339	1,343	1,321	1,391	1,340	1,323	1,293	(30)
2017		602	629	738	674	668	643	(25)
2018			802	845	837	870	824	(46)
2019				1,059	1,058	1,053	1,062	9
2020					524	576	538	(38)
2021						795	793	(2)
2022							793
Total	$6,315	$6,956	$7,738	$9,168	$9,607	$10,495	$11,154	$(134)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below							(7,741)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2013, net of reinsurance							445	(40)
Unallocated loss adjustment expense prior year adjustment								12
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance							$3,858	$(162)

AIG | 2022 Form 10-K	213

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended
	December 31,
	(in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	Prior Year Development
	Unaudited
2013	$(200)	$(225)	$(235)	$(263)	$(276)	$(252)	$(231)	$21
2014	(296)	(331)	(276)	(222)	(245)	(213)	(226)	(13)
2015	(401)	(456)	(313)	(301)	(281)	(262)	(252)	10
2016	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—
Total	$(897)	$(1,012)	$(824)	$(786)	$(802)	$(727)	$(709)	$18
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below							277
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2013, net of reinsurance							(1,040)	(40)
Unallocated loss adjustment expense prior year development								9
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance							$(1,472)	$(13)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)										Paid Impact of ADC
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	Unaudited
2013	$169	$594	$962	$1,248	$1,485	$1,688	$1,809	$1,885	$1,900	$1,943	$(42)
2014		210	620	868	1,150	1,392	1,572	1,653	1,719	1,795	(97)
2015			105	309	769	1,087	1,351	1,485	1,603	1,680	(138)
2016				77	298	489	703	846	938	1,018	—
2017					51	111	216	314	455	527	—
2018						43	122	227	360	470	—
2019							53	138	226	321	—
2020								26	73	139	—
2021									32	87	—
2022										38	—
Total										$8,018	$(277)

214	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

U.S. Financial Lines
U.S. Financial Lines business includes D&O, Errors and Omissions (E&O), EPLI policies and various professional liability subsets of business, as well as the fidelity book of business. This includes cyber coverage and mergers and acquisitions coverage, which have been a growing and evolving portion of this portfolio. These product lines are predominantly claims-made in nature, losses are characterized by low frequency and high severity, and results are often significantly impacted by external economic conditions.
Our analysis is segmented by major coverages, such as D&O, E&O, etc. and then further segmented by major industry groups (e.g. corporate accounts, national accounts, financial institutions, private/not-for-profit, etc.). We also separately review primary business from excess business for certain product lines.
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2022
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2022 Prior Year Development Excluding the Impact of ADC	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of ADC	IBNR Impact of ADC	2022 (Net of Impact of ADC)	Total of IBNR Liabilities Net of Impact of ADC
	Unaudited
2013	$1,790	$1,719	$1,670	$1,613	$1,555	$1,497	$1,509	$1,550	$1,542	$1,589	$47	$52	19,157	$(180)	$(49)	$1,409	$3
2014		1,812	1,777	1,892	1,927	1,960	1,981	2,000	2,057	2,014	(43)	110	17,638	(276)	(82)	1,738	28
2015			1,737	1,762	1,743	1,788	1,830	1,874	1,959	2,044	85	99	16,235	(439)	(78)	1,605	21
2016				1,605	1,855	1,993	2,064	2,139	2,281	2,325	44	246	16,135	—	—	2,325	246
2017					1,564	1,675	1,756	1,846	1,898	1,987	89	266	15,213	—	—	1,987	266
2018						1,640	1,766	1,882	2,063	2,225	162	574	14,787	—	—	2,225	574
2019							1,503	1,536	1,627	1,926	299	672	13,242	—	—	1,926	672
2020								1,213	1,252	1,408	156	525	10,251	—	—	1,408	525
2021									1,430	1,408	(22)	1,144	6,934	—	—	1,408	1,144
2022										1,130		1,076	5,192	—	—	1,130	1,076
Total										$18,056	$817			$(895)		$17,161
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(11,719)	—			478		(11,241)
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2013, net of reinsurance										261	134			(282)		(21)
Unallocated loss adjustment expense prior year development											(12)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$6,598	$939			$(699)		$5,899
Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)

	Calendar Years Ended
	December 31,
	(in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	Prior Year Development
	Unaudited
2013	$1,442	$1,429	$1,408	$1,409	$1,402	$1,415	$1,409	$(6)
2014	1,733	1,729	1,753	1,741	1,759	1,761	1,738	(23)
2015	1,429	1,430	1,462	1,552	1,550	1,595	1,605	10
2016	1,605	1,855	1,993	2,064	2,139	2,281	2,325	44
2017		1,564	1,675	1,756	1,846	1,898	1,987	89
2018			1,640	1,766	1,882	2,063	2,225	162
2019				1,503	1,536	1,627	1,926	299
2020					1,213	1,252	1,408	156
2021						1,430	1,408	(22)
2022							1,130
Total	$6,209	$8,007	$9,931	$11,791	$13,327	$15,322	$17,161	$709
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below							(11,241)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2013, net of reinsurance							(21)	(4)
Unallocated loss adjustment expense prior year adjustment								2
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance							$5,899	$707

AIG | 2022 Form 10-K	215

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended
	December 31,
	(in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	Prior Year Development
	Unaudited
2013	$(171)	$(126)	$(89)	$(100)	$(148)	$(127)	$(180)	$(53)
2014	(159)	(198)	(207)	(240)	(241)	(296)	(276)	20
2015	(333)	(313)	(326)	(278)	(324)	(364)	(439)	(75)
2016	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—
Total	$(663)	$(637)	$(622)	$(618)	$(713)	$(787)	$(895)	$(108)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below							478
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2013, net of reinsurance							(282)	(138)
Unallocated loss adjustment expense prior year development								14
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance							$(699)	$(232)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)										Paid Impact of ADC
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	Unaudited
2013	$41	$327	$682	$945	$1,139	$1,235	$1,314	$1,362	$1,440	$1,466	$(81)
2014		66	366	849	1,158	1,387	1,573	1,658	1,758	1,820	(128)
2015			63	390	791	1,055	1,282	1,488	1,686	1,818	(269)
2016				73	499	1,002	1,358	1,659	1,826	1,903	—
2017					64	391	761	1,118	1,396	1,515	—
2018						86	486	835	1,126	1,415	—
2019							94	367	642	953	—
2020								84	356	648	—
2021									43	151	—
2022										30	—
Total										$11,719	$(478)

216	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

U.S. Property and Special Risks
U.S. Property products include commercial, industrial and energy-related property insurance products and services that cover exposures to manmade and natural disasters, including business interruption. U.S. Special Risk products include aerospace, environmental, political risk, trade credit, surety and marine insurance, and program business for various small and medium sized enterprises insurance lines. The program segments include both property and casualty exposures. Recent years have seen an increasing proportion of non-admitted coverages which has altered the underlying customer profile to be less severe in the aggregate.
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2022
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2022 Prior Year Development Excluding the Impact of ADC	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of ADC	IBNR Impact of ADC	2022 (Net of Impact of ADC)	Total of IBNR Liabilities Net of Impact of ADC
	Unaudited
2013	$2,524	$2,525	$2,382	$2,428	$2,441	$2,443	$2,435	$2,428	$2,417	$2,438	$21	$27	50,022	$(41)	$(20)	$2,397	$7
2014		2,940	2,708	2,779	2,765	2,783	2,763	2,745	2,725	2,719	(6)	57	60,738	(76)	(36)	2,643	21
2015			3,100	2,973	2,903	2,892	2,856	2,852	2,859	2,869	10	41	59,443	(115)	(31)	2,754	10
2016				3,143	3,177	3,094	3,084	3,076	3,060	3,065	5	12	54,740	—	—	3,065	12
2017					5,367	4,892	4,734	4,733	4,741	4,777	36	94	79,644	—	—	4,777	94
2018						3,674	3,711	3,667	3,882	3,863	(19)	258	69,608	—	—	3,863	258
2019							2,783	2,812	2,847	2,859	12	153	78,576	—	—	2,859	153
2020								4,483	4,469	4,497	28	1,127	68,119	—	—	4,497	1,127
2021									3,517	3,308	(209)	393	80,684	—	—	3,308	393
2022										4,035		1,781	75,535	—	—	4,035	1,781
Total										$34,430	$(122)			$(232)		$34,198
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(27,778)	—			85		(27,693)
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2013, net of reinsurance										417	47			(107)		310
Unallocated loss adjustment expense prior year development											(6)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$7,069	$(81)			$(254)		$6,815
Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)

	Calendar Years Ended
	December 31,
	(in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	Prior Year Development
	Unaudited
2013	$2,401	$2,403	$2,416	$2,397	$2,392	$2,385	$2,397	$12
2014	2,712	2,704	2,719	2,687	2,667	2,655	2,643	(12)
2015	2,832	2,805	2,805	2,762	2,753	2,752	2,754	2
2016	3,143	3,177	3,094	3,084	3,076	3,060	3,065	5
2017		5,367	4,892	4,734	4,733	4,741	4,777	36
2018			3,674	3,711	3,667	3,882	3,863	(19)
2019				2,783	2,812	2,847	2,859	12
2020					4,483	4,469	4,497	28
2021						3,517	3,308	(209)
2022							4,035
Total	$11,088	$16,456	$19,600	$22,158	$26,583	$30,308	$34,198	$(145)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below							(27,693)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2013, net of reinsurance							310	48
Unallocated loss adjustment expense prior year adjustment								(3)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance							$6,815	$(100)

AIG | 2022 Form 10-K	217

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended
	December 31,
	(in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	Prior Year Development
	Unaudited
2013	$(27)	$(38)	$(27)	$(38)	$(36)	$(32)	$(41)	$(9)
2014	(67)	(61)	(64)	(76)	(78)	(70)	(76)	(6)
2015	(141)	(98)	(87)	(94)	(99)	(107)	(115)	(8)
2016	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—
Total	$(235)	$(197)	$(178)	$(208)	$(213)	$(209)	$(232)	$(23)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below							85
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2013, net of reinsurance							(107)	1
Unallocated loss adjustment expense prior year development								3
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance							$(254)	$(19)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)										Paid Impact of ADC
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	Unaudited
2013	$733	$1,568	$1,844	$2,037	$2,184	$2,296	$2,321	$2,339	$2,350	$2,385	$(12)
2014		914	1,758	2,109	2,322	2,461	2,553	2,592	2,623	2,635	(17)
2015			1,038	1,865	2,230	2,485	2,610	2,680	2,717	2,765	(56)
2016				1,004	2,025	2,358	2,611	2,797	2,880	2,962	—
2017					1,363	3,064	3,785	4,136	4,390	4,503	—
2018						1,066	2,618	3,009	3,254	3,427	—
2019							1,145	2,013	2,316	2,499	—
2020								1,191	2,348	2,747	—
2021									1,189	2,472	—
2022										1,383	—
Total										$27,778	$(85)

218	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

U.S. Personal Insurance
U.S. Personal Insurance consists of accident and health and personal lines. Accident and health products include voluntary and sponsor-paid personal accident and supplemental health products for individuals, employees, associations and other organizations as well as a broad range of travel insurance products and services for leisure and business travelers. Personal lines include automobile and homeowners’ insurance, extended warranty, and consumer specialty products, such as identity theft and credit card protection. Personal lines also provides insurance for high net worth individuals offered through AIG Private Client Group, including auto, homeowners, umbrella, yacht, fine art and collections insurance. Personal lines are generally short-tail in nature and can reflect significant salvage and subrogation recoveries.
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2022
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2022 Prior Year Development Excluding the Impact of ADC	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of ADC	IBNR Impact of ADC	2022 (Net of Impact of ADC)	Total of IBNR Liabilities Net of Impact of ADC
	Unaudited
2013	$1,887	$1,816	$1,803	$1,782	$1,780	$1,776	$1,777	$1,778	$1,777	$1,777	$—	$2	335,448	$(1)	$—	$1,776	$2
2014		1,552	1,562	1,572	1,572	1,583	1,584	1,588	1,587	1,592	5	6	275,096	(8)	—	1,584	6
2015			1,511	1,498	1,494	1,483	1,482	1,485	1,487	1,488	1	11	261,060	(7)	(1)	1,481	10
2016				1,536	1,533	1,533	1,540	1,542	1,544	1,544	—	16	247,328	—	—	1,544	16
2017					1,878	2,137	2,011	2,057	1,924	1,916	(8)	37	219,816	—	—	1,916	37
2018						2,188	2,193	2,154	1,937	1,936	(1)	36	102,027	—	—	1,936	36
2019							1,593	1,664	1,646	1,596	(50)	95	92,763	—	—	1,596	95
2020								954	906	913	7	75	54,375	—	—	913	75
2021									748	765	17	90	53,806	—	—	765	90
2022										517		99	37,022	—	—	517	99
Total										$14,044	$(29)			$(16)		$14,028
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(13,186)	—			14		(13,172)
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2013, net of reinsurance										(59)	1			(3)		(62)
Unallocated loss adjustment expense prior year development											—
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$799	$(28)			$(5)		$794
Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)

	Calendar Years Ended
	December 31,
	(in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	Prior Year Development
	Unaudited
2013	$1,774	$1,774	$1,774	$1,776	$1,776	$1,776	$1,776	$—
2014	1,564	1,564	1,571	1,580	1,584	1,582	1,584	2
2015	1,476	1,475	1,472	1,476	1,480	1,482	1,481	(1)
2016	1,536	1,533	1,533	1,540	1,542	1,544	1,544	—
2017		1,878	2,137	2,011	2,057	1,924	1,916	(8)
2018			2,188	2,193	2,154	1,937	1,936	(1)
2019				1,593	1,664	1,646	1,596	(50)
2020					954	906	913	7
2021						748	765	17
2022							517
Total	$6,350	$8,224	$10,675	$12,169	$13,211	$13,545	$14,028	$(34)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below							(13,172)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2013, net of reinsurance							(62)	2
Unallocated loss adjustment expense prior year adjustment								—
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance							$794	$(32)

AIG | 2022 Form 10-K	219

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended
	December 31,
	(in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	Prior Year Development
	Unaudited
2013	$(8)	$(6)	$(2)	$(1)	$(2)	$(1)	$(1)	$—
2014	(8)	(8)	(12)	(4)	(4)	(5)	(8)	(3)
2015	(22)	(19)	(11)	(6)	(5)	(5)	(7)	(2)
2016	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—
Total	$(38)	$(33)	$(25)	$(11)	$(11)	$(11)	$(16)	$(5)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below							14
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2013, net of reinsurance							(3)	1
Unallocated loss adjustment expense prior year development								—
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance							$(5)	$(4)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)										Paid Impact of ADC
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	Unaudited
2013	$1,109	$1,634	$1,705	$1,744	$1,759	$1,766	$1,772	$1,774	$1,775	$1,774	$(1)
2014		959	1,380	1,463	1,507	1,536	1,555	1,568	1,572	1,579	(7)
2015			931	1,320	1,411	1,439	1,455	1,461	1,463	1,468	(6)
2016				857	1,344	1,422	1,460	1,501	1,512	1,518	—
2017					941	1,672	1,896	1,789	1,826	1,852	—
2018						1,227	1,939	1,973	1,789	1,832	—
2019							884	1,295	1,379	1,416	—
2020								667	679	725	—
2021									488	650	—
2022										372	—
Total										$13,186	$(14)

220	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

UK/Europe Casualty and Financial Lines
UK/Europe is our largest non-U.S. region for Liability and Financial Lines. UK/Europe Casualty and Financial Lines is composed of third-party coverages including general liability, auto liability, D&O, professional liability and various other coverages throughout both the UK and Continental Europe. These areas are all long-tail in nature and while somewhat diverse in terms of exposures, these lines are often subject to similar trends. These lines are impacted by the underwriting cycle and external judicial trends. The largest share of business is in the UK, but significant business is also written in other European countries such as Germany, France, and Italy.
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (in millions)											December 31, 2022
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2022 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2013	$979	$1,022	$996	$980	$1,011	$1,054	$1,101	$1,124	$1,119	$1,133	$14	$48	109,297
2014		979	954	979	984	981	1,070	1,011	1,052	1,077	25	73	101,355
2015			1,034	1,167	1,200	1,109	1,188	1,179	1,184	1,190	6	61	112,087
2016				1,242	1,383	1,427	1,430	1,529	1,525	1,519	(6)	137	141,037
2017					1,270	1,256	1,186	1,258	1,317	1,326	9	199	148,408
2018						1,315	1,342	1,407	1,444	1,490	46	277	152,379
2019							1,176	1,197	1,268	1,307	39	359	141,643
2020								1,157	1,208	1,144	(64)	603	88,677
2021									1,309	1,308	(1)	847	74,872
2022										1,553		1,033	58,460
Total										$13,047	$68
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(6,856)	—
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2013, net of reinsurance										793	14
Unallocated loss adjustment expense prior year development											—
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$6,984	$82
*The losses reported in the table are not covered by the ADC.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (in millions)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	Unaudited
2013	$85	$321	$461	$587	$696	$805	$883	$929	$959	$992
2014		68	245	389	503	598	660	720	778	817
2015			68	228	414	542	653	824	909	952
2016				114	359	558	740	888	1,014	1,118
2017					92	266	424	575	720	859
2018						107	357	546	707	863
2019							94	295	455	628
2020								57	217	348
2021									49	224
2022										55
Total										$6,856
*The losses reported in the table are not covered by the ADC.

AIG | 2022 Form 10-K	221

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

UK/Europe Property and Special Risks
UK/Europe Property products include commercial, industrial and energy-related property insurance products and services that cover exposures to manmade and natural disasters, including business interruption. UK/Europe Special Risk products include aerospace, environmental, political risk, trade credit, surety and marine insurance, and various small and medium sized enterprises insurance lines.
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (in millions)											December 31, 2022
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2022 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2013	$1,383	$1,380	$1,271	$1,251	$1,235	$1,226	$1,209	$1,201	$1,200	$1,199	$(1)	$5	40,096
2014		1,434	1,460	1,442	1,432	1,441	1,414	1,376	1,371	1,369	(2)	3	48,543
2015			1,542	1,499	1,486	1,455	1,429	1,419	1,405	1,399	(6)	13	54,054
2016				1,508	1,649	1,641	1,644	1,641	1,635	1,614	(21)	12	57,174
2017					1,625	1,598	1,593	1,599	1,582	1,558	(24)	22	53,706
2018						1,498	1,508	1,486	1,495	1,426	(69)	31	44,504
2019							1,138	1,107	1,083	1,108	25	76	33,563
2020								1,293	1,236	1,214	(22)	193	25,634
2021									994	965	(29)	213	20,675
2022										1,323		476	16,150
Total										$13,175	$(149)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(10,514)	—
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2013, net of reinsurance										56	(4)
Unallocated loss adjustment expense prior year development											—
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$2,717	$(153)
*The losses reported in the table are not covered by the ADC.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (in millions)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	Unaudited
2013	$321	$791	$1,013	$1,087	$1,135	$1,156	$1,166	$1,172	$1,174	$1,176
2014		308	900	1,178	1,246	1,285	1,311	1,320	1,332	1,341
2015			337	899	1,175	1,278	1,314	1,336	1,345	1,347
2016				443	1,083	1,330	1,463	1,507	1,535	1,551
2017					345	924	1,203	1,348	1,403	1,441
2018						307	956	1,138	1,263	1,277
2019							258	632	799	887
2020								250	664	815
2021									185	489
2022										190
Total										$10,514
*The losses reported in the table are not covered by the ADC.
UK/Europe and Japan Personal Insurance
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

222	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (in millions)											December 31, 2022
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2022 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2013	$2,285	$2,286	$2,256	$2,257	$2,252	$2,247	$2,245	$2,245	$2,245	$2,246	$1	$2	1,736,957
2014		2,256	2,266	2,251	2,249	2,242	2,241	2,243	2,242	2,239	(3)	2	1,795,535
2015			2,324	2,304	2,306	2,296	2,295	2,295	2,295	2,293	(2)	2	1,776,269
2016				2,281	2,279	2,265	2,260	2,258	2,255	2,251	(4)	4	1,798,323
2017					2,234	2,157	2,142	2,138	2,155	2,152	(3)	4	1,724,404
2018						2,605	2,515	2,514	2,488	2,492	4	19	1,889,426
2019							2,092	2,062	2,027	2,019	(8)	15	1,666,974
2020								1,914	1,777	1,747	(30)	61	1,390,787
2021									1,803	1,734	(69)	114	1,357,947
2022										1,933		286	1,837,966
Total										$21,106	$(114)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(19,520)	—
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2013, net of reinsurance										42	3
Unallocated loss adjustment expense prior year development											—
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$1,628	$(111)
*The losses reported in the table are not covered by the ADC.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (in millions)
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	Unaudited
2013	$1,249	$1,870	$2,052	$2,142	$2,189	$2,214	$2,225	$2,232	$2,236	$2,238
2014		1,227	1,854	2,041	2,134	2,182	2,203	2,214	2,223	2,228
2015			1,251	1,895	2,083	2,184	2,221	2,247	2,264	2,273
2016				1,251	1,864	2,047	2,137	2,183	2,208	2,223
2017					1,224	1,823	1,984	2,055	2,091	2,112
2018						1,554	2,113	2,280	2,365	2,409
2019							1,226	1,739	1,867	1,929
2020								1,023	1,474	1,580
2021									1,005	1,424
2022										1,104
Total										$19,520
*The losses reported in the table are not covered by the ADC.
Claims Payout Patterns
The following table presents the historical average annual percentage claims payout on an accident year basis at the same level of disaggregation as presented in the claims development table.

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
U.S. Workers' compensation	12.4%	17.5%	11.5%	7.3%	5.2%	3.5%	2.4%	2.0%	2.2%	2.7%
U.S. Excess casualty	1.3	7.9	9.3	16.9	11.4	7.9	7.5	4.9	2.4	1.0
U.S. Other casualty	6.2	12.4	14.9	14.6	14.0	8.9	5.6	3.7	2.3	2.0
U.S. Financial Lines	3.6	15.9	19.6	15.3	12.4	7.7	5.6	4.8	4.0	1.6
U.S. Property and Special Risks	32.5	33.1	11.6	7.6	5.2	3.1	1.6	1.2	0.5	1.4
U.S. Personal Insurance	61.7	26.3	5.5	(0.5)	1.8	0.8	0.4	0.3	0.2	—
UK/Europe Casualty and Financial Lines	6.1	15.5	12.8	11.4	9.8	9.7	6.6	4.4	3.1	2.9
UK/Europe Property and Special Risks	22.2	38.3	16.5	7.5	2.8	1.9	0.8	0.5	0.4	0.2
UK/Europe and Japan Personal Insurance	57.4	26.3	7.4	3.8	1.9	1.1	0.6	0.4	0.2	0.1

AIG | 2022 Form 10-K	223

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

DISCOUNTING OF LOSS RESERVES
At December 31, 2022 and 2021, the loss reserves reflect a net loss reserve discount of $1.3 billion and $876 million, respectively, including tabular and non-tabular calculations based upon the following assumptions:
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
At December 31, 2022 and 2021, the discount consists of $314 million and $260 million of tabular discount, respectively, and $964 million and $616 million of non-tabular discount for workers’ compensation, respectively. During the years ended December 31, 2022, 2021 and 2020, the benefit / (charge) from changes in discount of $703 million, $193 million and $(516) million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Consolidated Statements of Income (Loss).
The following table presents the components of the loss reserve discount discussed above:

(in millions)	December 31, 2022	December 31, 2021
U.S. workers' compensation	$2,532	$1,829
Retroactive reinsurance	(1,254)	(953)
Total reserve discount(a)(b)	$1,278	$876
(a)Excludes $135 million and $116 million of discount related to certain long-tail liabilities in the UK at December 31, 2022 and 2021, respectively.
(b)Includes gross discount of $763 million and $500 million, which was 100 percent ceded to Fortitude Re at December 31, 2022 and 2021, respectively.
The following table presents the net loss reserve discount benefit (charge):

Years Ended December 31,
(in millions)	2022	2021	2020
Current accident year	$98	$62	$71
Accretion and other adjustments to prior year discount	(239)	(88)	(180)
Effect of interest rate changes	844	219	(407)
Net reserve discount benefit (charge)	703	193	(516)
Change in discount on loss reserves ceded under retroactive reinsurance	(301)	(42)	340
Net change in total reserve discount*	$402	$151	$(176)
*Excludes $19 million, $(35) million and $(20) million of discount related to certain long-tail liabilities in the UK for the years ended December 31, 2022, 2021 and 2020, respectively.
During 2022, effective interest rates increased due to an increase in the forward yield curve component of the discount rates reflecting an increase in U.S. Treasury rates along with changes in payout pattern assumptions.
During 2021, effective interest rates increased due to an increase in the forward yield curve component of the discount rates reflecting an increase in U.S. Treasury rates along with changes in payout pattern assumptions.
During 2020, effective interest rates declined due to a decrease in the forward yield curve component of the discount rates reflecting a decline in U.S. Treasury rates along with changes in payout pattern assumptions.

224	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

Amortization of Deferred Gain on Retroactive Reinsurance
Amortization of the deferred gain on retroactive reinsurance includes $189 million, $137 million and $196 million related to the adverse development reinsurance cover with NICO for the years ended December 31, 2022, 2021 and 2020, respectively.
Amounts recognized reflect the amortization of the initial deferred gain at inception, as amended for subsequent changes in the deferred gain due to changes in subject reserves.
FUTURE POLICY BENEFITS
Future policy benefits primarily include reserves for traditional life and annuity payout contracts, which represent an estimate of the present value of future benefits less the present value of future net premiums. Included in Future policy benefits are liabilities for annuities issued in structured settlements whereby a claimant receives life contingent payments over their lifetime or guaranteed payments over a defined period. Also included are pension risk transfer arrangements whereby an upfront premium is received in exchange for guaranteed retirement benefits. All payments under these arrangements are fixed and determinable with respect to their amounts and dates. Also included in Future policy benefits, are reserves for contracts in loss recognition, including the adjustment to reflect the effect of unrealized gains on fixed maturity securities available for sale with related changes recognized through Other comprehensive income (loss).
Future policy benefits also include certain guaranteed benefits of annuity products that are not considered embedded derivatives.
For universal life policies with secondary guarantees, we recognize certain liabilities in addition to policyholder account balances. For universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception, a liability is recognized based on a benefit ratio of (a) the present value of total expected payments, in excess of the account value, over the life of the contract, divided by (b) the present value of total expected assessments over the life of the contract. Universal life account balances are reported in Policyholder contract deposits, while these additional liabilities related to universal life products are reported within Future Policy Benefits in the Consolidated Balance Sheets. These additional liabilities are also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on accumulated assessments, with related changes recognized through Other comprehensive income (loss). The primary policyholder behavior assumptions for these liabilities include mortality, lapses and premium persistency. The primary capital market assumptions used for the liability for universal life secondary guarantees include discount rates and net earned rates.
For additional information on guaranteed minimum death benefits, see Note 13.
The following table presents universal life policies with secondary guarantees and similar features (excluding account balances and embedded derivatives):

	Years Ended December 31,
(in millions)	2022	2021	2020
Balance, beginning of year	$4,505	$4,751	$3,787
Incurred guaranteed benefits*	739	603	1,041
Paid guaranteed benefits	(588)	(489)	(470)
Changes related to unrealized appreciation (depreciation) of investments	(1,831)	(360)	393
Balance, end of year	$2,825	$4,505	$4,751
*Incurred guaranteed benefits include the portion of assessments established as additions to reserves as well as changes in estimates (assumption unlockings) affecting these reserves.
The following table presents details concerning our Universal life policies with secondary guarantees and similar features:

At December 31,
(dollars in millions)	2022	2021
Account value	$3,514	$3,313
Net amount at risk	$69,335	$65,801
Average attained age of contract holders	53	53
The liability for future policy benefits has been established including assumptions for interest rates which vary by year of issuance and product, and range from approximately 0.2 percent to 14.6 percent. Mortality and surrender rate assumptions are generally based on actual experience when the liability is established.

AIG | 2022 Form 10-K	225

ITEM 8 | Notes to Consolidated Financial Statements | 12. Insurance Liabilities

POLICYHOLDER CONTRACT DEPOSITS
The liability for Policyholder contract deposits is primarily recorded at accumulated value (deposits received and net transfers from separate accounts, plus accrued interest credited at rates ranging from 0 percent to 9 percent at December 31, 2022, less withdrawals and assessed fees). Deposits collected on investment-oriented products are not reflected as revenues, because they are recorded directly to Policyholder contract deposits upon receipt. Amounts assessed against the policyholders for mortality, administrative, and other services are included in revenues.
In addition to liabilities for universal life, fixed annuities, fixed options within variable annuities, annuities without life contingencies, funding agreements and GICs, policyholder contract deposits also include our liability for (a) indexed and variable features accounted for as embedded derivatives at fair value, and (b) annuities issued in a structured settlement arrangement with no life contingency.
For additional information on guaranteed benefits accounted for as embedded derivatives, see Note 13.
Under a funding agreement-backed notes issuance program, an unaffiliated, non-consolidated statutory trust issues medium-term notes to investors, which are secured by funding agreements issued to the trust by one of our Life and Retirement companies through our Institutional Markets business.
The following table presents Policyholder contract deposits:

At December 31,
(in millions)	2022	2021
Policyholder contract deposits:
Individual Retirement	$90,069	$87,664
Group Retirement	43,332	44,087
Life Insurance	10,258	10,298
Institutional Markets	11,643	10,810
Fortitude Re	3,589	3,827
Total Policyholder contract deposits	$158,891	$156,686
OTHER POLICYHOLDER FUNDS
Other policyholder funds include unearned revenue reserves (URR). URR consist of front-end loads on investment-oriented contracts, representing those policy loads that are non-level and typically higher in initial policy years than in later policy years. URR for investment-oriented contracts are generally deferred and amortized, with interest, in relation to the incidence of estimated gross profits (EGPs) to be realized over the estimated lives of the contracts and are subject to the same adjustments due to changes in the assumptions underlying EGPs as DAC. Amortization of URR is recorded in Policy fees. Similar to unrealized appreciation (depreciation) of investments for DAC, URR related to investment-oriented products is also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on EGPs, with related changes recognized through Other comprehensive income.
Other policyholder funds also include provisions for future dividends to participating policyholders, accrued in accordance with all applicable regulatory or contractual provisions. Participating life business represented approximately 0.7 percent of gross insurance in force at December 31, 2022 and 1.3 percent of gross domestic premiums and other considerations in 2022. The amount of annual dividends to be paid is approved by the boards of directors of the Life and Retirement companies. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations. The portions of current and prior net income and of current unrealized appreciation of investments that can inure to our benefit are restricted in some cases by the insurance contracts and by the insurance regulations of the jurisdictions in which the policies are in force.
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

226	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Variable Life and Annuity Contracts

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
Amounts assessed against the policyholders for mortality, administrative and other services are included in policy fees. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to policyholders of such separate accounts are offset within the same line in the Consolidated Statements of Income.
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
Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

At December 31,
(in millions)	2022	2021
Equity funds	$46,965	$62,241
Bond funds	7,688	9,016
Balanced funds	22,393	29,311
Money market funds	1,253	1,005
Total	$78,299	$101,573
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

AIG | 2022 Form 10-K	227

ITEM 8 | Notes to Consolidated Financial Statements | 13. Variable Life and Annuity Contracts

The following table presents details concerning our GMDB exposures, by benefit type:

At December 31,	2022		2021
(dollars in millions)	Net Deposits Plus a Minimum Return	Highest Contract Value Attained	Net Deposits Plus a Minimum Return	Highest Contract Value Attained
Account value	$94,446	$13,276	$114,936	$17,298
Net amount at risk	$1,517	$2,076	$509	$258
Average attained age of contract holders by product	66	73	66	72
Range of guaranteed minimum return rates	0.0% – 4.5%		0.0% – 4.5%
The following summarizes GMDB liability related to variable annuity contracts:

Years Ended December 31,
(in millions)	2022	2021	2020
Balance, beginning of year	$445	$421	$407
Reserve increase (decrease)	156	72	41
Benefits paid	(69)	(35)	(43)
Changes in reserves related to unrealized appreciation (depreciation) of investments	(82)	(13)	16
Balance, end of year	$450	$445	$421
Assumptions used to determine the GMDB liability include interest rates, which vary by year of issuance and products; mortality rates, which are based upon actual experience modified to allow for variations in policy form; lapse rates, which are based upon actual experience modified to allow for variations in policy form; investment returns, based on stochastically generated scenarios; and asset growth assumptions, which include a reversion to the mean methodology, similar to that applied for DAC. We regularly evaluate estimates used to determine the GMDB liability and adjust the additional liability balance, with a related charge or credit to Policyholder benefits and losses incurred, if actual experience or other evidence suggests that earlier assumptions should be revised.
GMWB
Certain of our variable annuity contracts contain optional GMWB benefits. With a GMWB, the contract holder can monetize the excess of the guaranteed amount over the account value of the contract only through a series of withdrawals that do not exceed a specific percentage per year of the guaranteed amount. If, after the series of withdrawals, the account value is exhausted, the contract holder will receive a series of annuity payments equal to the remaining guaranteed amount, and, for lifetime GMWB products, the annuity payments continue as long as the covered person(s) is living.
The liabilities for GMWB, which are recorded in Policyholder contract deposits, are accounted for as embedded derivatives measured at fair value, with changes in the fair value of the liabilities recorded in Net realized gains (losses). The fair value of these embedded derivatives was a net liability of $0.7 billion and $2.5 billion at December 31, 2022 and 2021, respectively.
For information regarding the fair value measurement of guaranteed benefits that are accounted for as embedded derivatives, see Note 4.
We had account values subject to GMWB that totaled $41 billion and $51 billion at December 31, 2022 and 2021, respectively. The net amount at risk for GMWB represents the present value of minimum guaranteed withdrawal payments, in accordance with contract terms, in excess of account value, assuming no lapses. The net amount at risk related to the GMWB guarantees was $206 million and $513 million at December 31, 2022 and 2021, respectively. We use derivative instruments and other financial instruments to mitigate a portion of our exposure that arises from GMWB benefits.

228	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Debt

14. Debt
Our long-term debt is denominated in various currencies, with both fixed and variable interest rates. Long-term debt is carried at the principal amount borrowed, including unamortized discounts, hedge accounting valuation adjustments and fair value adjustments, when applicable.
The following table lists our total debt outstanding at December 31, 2022 and 2021. The interest rates presented in the following table are the range of contractual rates in effect at December 31, 2022, including fixed and variable-rates:

At December 31, 2022	Range of Interest Rate(s)	Maturity Date(s)	Balance at December 31, 2022	Balance at December 31, 2021
(in millions)
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	0% - 6.82%	2023 - 2055	$10,242	$19,633
Junior subordinated debt	4.88% - 8.18%	2037 - 2058	991	1,164
AIG Japan Holdings Kabushiki Kaisha	0.20% - 0.35%	2023 - 2025	273	333
Validus notes and bonds payable	8.88%	2040	269	293
Total AIG general borrowings			11,775	21,423
AIG borrowings supported by assets(a):
AIG notes and bonds payable	7.00% - 8.13%	2023 - 2026	81	—
Series AIGFP matched notes and bonds payable	4.74% - 4.77%	2046	18	18
GIAs, at fair value	4.88% - 5.04%	2035 - 2037	56	1,803
Notes and bonds payable, at fair value			—	68
Total AIG borrowings supported by assets			155	1,889
Total debt issued or guaranteed by AIG			11,930	23,312
Corebridge debt:
AIGLH notes and bonds payable(b)	6.63% - 7.50%	2025 - 2029	200	199
AIGLH junior subordinated debt(b)	7.57% - 8.50%	2030 - 2046	227	227
Corebridge senior unsecured notes - not guaranteed by AIG	3.50% - 4.40%	2025 - 2052	6,452	—
Corebridge junior subordinated debt - not guaranteed by AIG	6.88%	2052	989	—
DDTL facility - not guaranteed by AIG	3.00% - 5.50%	2023	1,500	—
Total Corebridge debt			9,368	426
Other subsidiaries' notes, bonds, loans and mortgages payable - not guaranteed by AIG	2.76% - 4.50%	2023 - 2024	1	3
Total Short-term and long-term debt			$21,299	$23,741
Debt of consolidated investment entities - not guaranteed by AIG(c)	0% - 7.95%	2023 - 2051	$5,880	$6,422
Total debt			$27,179	$30,163
(a)AIG Parent guarantees all such debt, except for Series AIGFP matched notes and bonds payable and AIG notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $63 million at December 31, 2022 and $1.4 billion at December 31, 2021. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.
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
(c)At December 31, 2022, includes debt of consolidated investment entities primarily related to real estate investments of $1.5 billion and other securitization vehicles of $4.4 billion. At December 31, 2021, includes debt of consolidated investment entities related to real estate investments of $1.9 billion and other securitization vehicles of $4.5 billion.

AIG | 2022 Form 10-K	229

ITEM 8 | Notes to Consolidated Financial Statements | 14. Debt

The following table presents maturities of short-term and long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

December 31, 2022		Year Ending
(in millions)	Total	2023	2024	2025	2026	2027	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$10,242	$401	$459	$997	$783	$1,067	$6,535
Junior subordinated debt	991	—	—	—	—	—	991
AIG Japan Holdings Kabushiki Kaisha	273	179	—	94	—	—	—
Validus notes and bonds payable	269	—	—	—	—	—	269
Total AIG general borrowings	11,775	580	459	1,091	783	1,067	7,795
AIG borrowings supported by assets:
AIG notes and bonds payable	81	62	—	12	7	—	—
Series AIGFP matched notes and bonds payable	18	—	—	—	—	—	18
GIAs, at fair value	56	—	—	—	—	—	56
Total AIG borrowings supported by assets	155	62	—	12	7	—	74
Total debt issued or guaranteed by AIG	11,930	642	459	1,103	790	1,067	7,869
Corebridge debt:
AIGLH notes and bonds payable	200	—	—	101	—	—	99
AIGLH junior subordinated debt	227	—	—	—	—	—	227
Corebridge senior unsecured notes	6,452	—	—	994	—	1,240	4,218
Corebridge junior subordinated debt	989	—	—	—	—	—	989
DDTL facility(a)	1,500	1,500	—	—	—	—	—
Total Corebridge debt	9,368	1,500	—	1,095	—	1,240	5,533
Other subsidiaries notes, bonds, loans and mortgages payable	1	1	—	—	—	—	—
Total(b)	$21,299	$2,143	$459	$2,198	$790	$2,307	$13,402
(a)Corebridge continued this borrowing through June 21, 2023. Corebridge has the ability to further continue this borrowing through February 25, 2025.
(b)Does not reflect $5.9 billion of notes issued by consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.
AIGLH JUNIOR SUBORDINATED DEBENTURES
In connection with our acquisition of AIGLH in 2001, we entered into arrangements with AIGLH with respect to outstanding AIGLH capital securities. In 1996, AIGLH issued capital securities through a trust to institutional investors and funded the trust with AIGLH junior subordinated debentures issued to the trust with the same terms as the capital securities.
On July 11, 2013, the AIGLH junior subordinated debentures were distributed to holders of the capital securities, the capital securities were cancelled and the trusts were dissolved. At December 31, 2022, the junior subordinated debentures outstanding consisted of $54 million of 8.5 percent junior subordinated debentures due July 2030, $142 million of 8.125 percent junior subordinated debentures due March 2046 and $31 million of 7.57 percent junior subordinated debentures due December 2045, each guaranteed by AIG Parent.
DEBT ISSUANCE
On April 5, 2022, Corebridge issued $6.5 billion of senior unsecured notes consisting of $1.0 billion aggregate principal amount of its 3.5% Senior Notes due 2025, $1.25 billion aggregate principal amount of its 3.65% Senior Notes due 2027, $1.0 billion aggregate principal amount of its 3.85% Senior Notes due 2029, $1.5 billion aggregate principal amount of its 3.90% Senior Notes due 2032, $500 million aggregate principal amount of its 4.35% Senior Notes due 2042 and $1.25 billion aggregate principal amount of its 4.40% Senior Notes due 2052.
On August 23, 2022, Corebridge issued $1.0 billion aggregate principal amount of 6.875% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2052. Subject to certain redemption provisions and other terms of the hybrid junior subordinated notes, the interest rate and interest payment date reset every five years based on the average of the yields on five year U.S. Treasury securities, as of the most recent interest rate determination on a reset plus a spread, payable semi-annually.

230	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Debt

DEBT CASH TENDER OFFERS AND REDEMPTIONS
In 2022, we repurchased, through cash tender offers, and redeemed $9.4 billion aggregate principal amount of certain notes and debentures issued or guaranteed by AIG, for an aggregate purchase price of $9.7 billion, resulting in a total loss on extinguishment of debt of $0.3 billion. This includes the following:
•redeemed €750 million aggregate principal amount of our 1.500% Notes due 2023 for a redemption price of 101.494 percent of the principal amount, plus accrued and unpaid interest.
•repurchased, through cash tender offers, approximately $6.8 billion aggregate principal amount of certain notes and debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $7.1 billion.
•redeemed $750 million aggregate principal amount of our 3.900% Notes Due 2026 for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest;
•redeemed approximately $522 million aggregate principal amount of our 3.750% Notes Due 2025 for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest;
•redeemed $500 million aggregate principal amount of our 2.500% Notes Due 2025 for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest.
CREDIT FACILITIES
On November 19, 2021, we entered into a credit agreement, which provides for a committed, revolving syndicated credit facility (the Facility) as a potential source of liquidity for general corporate purposes. The Facility provides for aggregate commitments by the bank syndicate to provide unsecured revolving loans and/or standby letters of credit of up to $4.5 billion without any limits on the type of borrowings and is scheduled to expire in November 2026. Under circumstances described in the credit agreement, the aggregate commitments may be increased by up to $500 million, for a total commitment of up to $5 billion. As of December 31, 2022, a total of $4.5 billion remained available under the Facility.
Corebridge maintains a revolving syndicated credit facility (the Corebridge Facility) with aggregate commitments by the bank syndicate to provide unsecured revolving loans and/or standby letters of credit of up to $2.5 billion without any limits on the type of borrowings. The Corebridge Facility is scheduled to expire in May 2027. As of December 31, 2022, a total of $2.5 billion remained available under the Corebridge Facility.
Corebridge also maintains a 3-Year Delayed Draw Term Loan Agreement (the DDTL Facility) with aggregate commitments by the bank syndicate to provide Corebridge with delayed draw term loans of up to $1.5 billion, with no recourse to AIG Parent. On September 15, 2022, Corebridge borrowed $1.5 billion under the DDTL Facility, a portion of which was used to repay the remaining amount due to AIG Parent under the Intercompany Note. The DDTL Facility is scheduled to expire in February 2025.
We also maintain revolving credit facilities that can be utilized exclusively by certain consolidated investment entities to acquire assets related to securitizations. Draws under those credit facilities cannot be utilized for general corporate purposes. Prior to the pricing of the related securitizations, these credit facilities have combined limits of up to $556 million. Subsequent to pricing of the related securitizations, the combined limits are expected to increase to up to approximately $1.4 billion. As of December 31, 2022, we have drawn $177 million under the credit facilities. These credit facilities have maturity dates ranging from one year to eight years.
We also maintain revolving credit facilities that can exclusively be utilized by certain consolidated investment entities to acquire real estate assets. Draws under those credit facilities cannot be utilized for general corporate purposes. These credit facilities have consolidated limits of up to $420 million. As of December 31, 2022, we have drawn $326 million, under the credit facilities. Each of these credit facilities have maturity dates ranging from one year to two years.

AIG | 2022 Form 10-K	231

ITEM 8 | Notes to Consolidated Financial Statements | 15. Contingencies, Commitments and Guarantees

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
Moriarty Litigation
Effective January 1, 2013, the California legislature enacted AB 1747 (the Act), which amended the Insurance Code to mandate that life insurance policies issued and delivered in California contain a 60-day grace period during which time the policies must remain in force after a premium payment is missed, and that life insurers provide both a 30-day minimum notification of lapse and the right of policy owners to designate a secondary recipient for lapse and termination notices. Following guidance from the California Department of Insurance and certain industry trade groups, American General Life Insurance Company (AGL) interpreted the Act to be prospective in nature, applying only to policies issued and delivered on or after the Act’s January 1, 2013, effective date. On July 18, 2017, AGL was sued in a putative class action captioned Moriarty v. American General Life Insurance Company, No. 17-cv-1709 (S.D. Cal.), challenging AGL’s prospective application of the Act. Plaintiff’s complaint, which is similar to complaints filed against other insurers, argues that policies issued and delivered prior to January 1, 2013, like the $1 million policy issued to Plaintiff’s husband do not lapse—despite nonpayment of premiums—if the insurer has not complied with the Act’s terms. On August 30, 2021, the California Supreme Court issued an opinion in McHugh v. Protective Life Insurance, 12 Cal. 5th 213 (2021), ruling that the Act applies to all policies in force on January 1, 2013, regardless of when the policies were issued. On February 7, 2022, Plaintiff filed motions for summary judgment and class certification; AGL opposed both motions and filed its own motion for partial summary judgment. On July 26, 2022, the District Court granted in part and denied in part AGL’s motion for partial summary judgment, and on September 7, 2022, the District Court denied Plaintiff's motion for summary judgment. In the summary judgment decisions, the District Court declined to adopt Plaintiff's theory that a failure to comply with the Act necessitates payment of policy benefits or to make a pre-trial determination as to AGL’s liability. On September 27, 2022, the District Court denied Plaintiff’s motion for class certification without prejudice. The District Court declined to certify Plaintiff's proposed class consisting of claims for monetary damages and equitable relief, but indicated

232	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 15. Contingencies, Commitments and Guarantees

that Plaintiff could seek the certification of a narrower class consisting only of claims for monetary damages. The District Court indicated, however, that it has "substantial concerns" as to whether individual issues such as actual damages and causation would predominate, precluding class certification. While the District Court had initially set a trial date for February 7, 2023, it has since vacated that date and indicated that it will set a new trial date in due course, following consultation with the parties. Proceedings are ongoing in other California cases that raise similar industry-wide issues, including in the McHugh case on remand from the California Supreme Court, in which the California Court of Appeal rendered an unpublished opinion on October 10, 2022 that also declined to hold that failure to comply with the Act automatically necessitates payment of policy benefits. We have accrued our current estimate of probable loss with respect to this litigation.
LEASE COMMITMENTS
We lease office space and equipment in various locations across jurisdictions in which the Company operates. The majority of the resulting obligation arising from these contracts is generated by our real estate portfolio, which only includes contracts classified as operating leases. The lease liability and corresponding right of use asset reflected in Other liabilities and Other assets were $1.1 billion and $880 million, respectively, at December 31, 2022, and $1.2 billion and $1.0 billion, respectively, at December 31, 2021. We made cash payments of $205 million and $231 million in 2022 and 2021, respectively, in connection with these leases. The liability includes non-lease components, such as property taxes and insurance for our gross leases. Some of these leases contain options to renew after a specified period of time at the prevailing market rate; however, renewal options that have not been exercised as of December 31, 2022 are excluded until management attains a reasonable level of certainty. Some leases also include termination options at specified times and term; however, termination options are not reflected in the lease asset and liability balances until they have been exercised.
The weighted average discount rate and lease term assumptions used in determining the liability are 2.96 percent and 10.4 years, respectively. The primary assumption used to determine the discount rate is the cost of funding for the Company, which is based on the secured borrowing rate for terms similar to the lease term, and for the major financial markets in which AIG operates.
Rent expense was $190 million, $237 million and $258 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table presents the future undiscounted cash flows under operating leases at December 31, 2022:

(in millions)
2023	$194
2024	155
2025	113
2026	88
2027	82
Remaining years after 2027	647
Total undiscounted lease payments	1,279
Less: Present value adjustment	228
Net lease liabilities	$1,051
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $6.6 billion and $7.3 billion at December 31, 2022 and 2021, respectively.
GUARANTEES
Subsidiaries
We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and certain of its subsidiaries. We have also issued guarantees of all present and future payment obligations and liabilities of AIG Markets, Inc.
Upon the deconsolidation of AIGFP and its subsidiaries, we recognized a $112 million guarantee related to the obligations of AIGFP and certain of its subsidiaries, which is reported in Other liabilities.

AIG | 2022 Form 10-K	233

ITEM 8 | Notes to Consolidated Financial Statements | 15. Contingencies, Commitments and Guarantees

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
Other
•For additional information on commitments and guarantees associated with VIEs, see Note 9.
•For additional information on derivatives, see Note 10.

16. Equity
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
We may redeem the Series A Preferred Stock at our option, (a) in whole, but not in part, at any time prior to March 15, 2024, within 90 days after the occurrence of a “Rating Agency Event,” (as defined in our Amended and Restated Certificate of Incorporation), at a redemption price equal to $25,500 per share of the Series A Preferred Stock (equivalent to $25.50 per Depositary Share), plus an amount equal to any dividends per share that have been declared but not paid prior to the redemption date (but no amount due in respect of any dividends that have not been declared prior to such date), or (b) (i) in whole, but not in part, at any time prior to March 15, 2024, within 90 days after the occurrence of a “Regulatory Capital Event,” or (ii) in whole or in part, from time to time, on or after March 15, 2024, in each case, at a redemption price equal to $25,000 per share of the Series A Preferred Stock (equivalent to $25.00 per Depositary Share), plus an amount equal to any dividends per share that have been declared but not paid prior to the redemption date (but no amount due in respect of any dividends that have not been declared prior to such date).
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
The Series A Preferred Stock does not have voting rights, except in limited circumstances, including in the case of certain dividend non-payments.

234	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 16. Equity

Common Stock
The following table presents a rollforward of outstanding shares:

Years Ended December 31,	2022			2021			2020
(in millions)	Common Stock Issued	Treasury Stock	Common Stock Outstanding	Common Stock Issued	Treasury Stock	Common Stock Outstanding	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Shares, beginning of year	1,906.7	(1,088.0)	818.7	1,906.7	(1,045.1)	861.6	1,906.7	(1,036.7)	870.0
Shares issued	—	5.5	5.5	—	6.8	6.8	—	3.7	3.7
Shares repurchased	—	(90.1)	(90.1)	—	(49.7)	(49.7)	—	(12.1)	(12.1)
Shares, end of year	1,906.7	(1,172.6)	734.1	1,906.7	(1,088.0)	818.7	1,906.7	(1,045.1)	861.6
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
Repurchase of AIG Common Stock
Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through the Securities Exchange Act of 1934, as amended (the Exchange Act) Rule 10b5-1 repurchase plans. On May 3, 2022, the Board of Directors authorized the repurchase of $6.5 billion of AIG Common Stock (inclusive of the approximately $1.5 billion of expected remaining authorization upon expiration of the then-current 10b5-1 Plan as of May 20, 2022).
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
DIVIDENDS DECLARED
On February 15, 2023, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 31, 2023 to shareholders of record on March 17, 2023. On February 15, 2023, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on March 15, 2023 to holders of record on February 28, 2023.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Own Credit Risk	Total
Balance, January 1, 2020, net of tax	$—	$8,722	$(2,625)	$(1,122)	$7	$4,982
Change in unrealized appreciation (depreciation) of investments	(133)	9,624	—	—	—	9,491
Change in deferred policy acquisition costs adjustment and other	11	(1,327)	—	—	—	(1,316)
Change in future policy benefits	—	2,408	—	—	—	2,408
Change in foreign currency translation adjustments	—	—	303	—	—	303
Change in net actuarial loss	—	—	—	(67)	—	(67)
Change in prior service cost	—	—	—	(18)	—	(18)
Change in deferred tax asset (liability)	27	(2,351)	56	(21)	—	(2,289)
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	—	—	—	—	1	1
Total other comprehensive income (loss)	(95)	8,354	359	(106)	1	8,513

AIG | 2022 Form 10-K	235

ITEM 8 | Notes to Consolidated Financial Statements | 16. Equity

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Own Credit Risk	Total
Noncontrolling interests	—	(17)	1	—	—	(16)
Balance, December 31, 2020, net of tax	$(95)	$17,093	$(2,267)	$(1,228)	$8	$13,511
Change in unrealized appreciation (depreciation) of investments	58	(9,313)	—	—	—	(9,255)
Change in deferred policy acquisition costs adjustment and other	(14)	885	—	—	—	871
Change in future policy benefits	—	917	—	—	—	917
Change in foreign currency translation adjustments	—	—	(117)	—	—	(117)
Change in net actuarial loss	—	—	—	417	—	417
Change in prior service cost	—	—	—	8	—	8
Change in deferred tax asset (liability)	(9)	1,510	(70)	(100)	—	1,331
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	—	—	—	—	(2)	(2)
Total other comprehensive income (loss)	35	(6,001)	(187)	325	(2)	(5,830)
Other changes in AOCI:
Corebridge 9.9% noncontrolling interests sale	3	(1,100)	(2)	—	—	(1,099)
Noncontrolling interests	—	(102)	(3)	—	—	(105)
Balance, December 31, 2021, net of tax	$(57)	$10,094	$(2,453)	$(903)	$6	$6,687
Change in unrealized appreciation (depreciation) of investments	(119)	(47,647)	—	—	—	(47,766)
Change in deferred policy acquisition costs adjustment and other	9	6,284	—	—	—	6,293
Change in future policy benefits	—	2,612	—	—	—	2,612
Change in foreign currency translation adjustments	—	—	(470)	—	—	(470)
Change in net actuarial loss	—	—	—	(31)	—	(31)
Change in prior service cost	—	—	—	8	—	8
Change in deferred tax asset (liability)	23	5,976	(44)	3	—	5,958
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	—	—	—	—	(6)	(6)
Total other comprehensive loss	(87)	(32,775)	(514)	(20)	(6)	(33,402)
Other changes in AOCI:
Corebridge 12.4% noncontrolling interests sale	—	2,044	(3)	(1)	—	2,040
Noncontrolling interests	(6)	(2,588)	11	—	—	(2,583)
Balance, December 31, 2022, net of tax	$(138)	$(18,049)	$(2,981)	$(924)	$—	$(22,092)
The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2022, 2021 and 2020, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Own Credit Risk	Total
Year Ended December 31, 2022
Unrealized change arising during period	$(103)	$(39,940)	$(470)	$(53)	$(6)	$(40,572)
Less: Reclassification adjustments included in net income	7	(1,189)	—	(30)	—	(1,212)
Total other comprehensive income (loss), before of income tax expense (benefit)	(110)	(38,751)	(470)	(23)	(6)	(39,360)
Less: Income tax expense (benefit)	(23)	(5,976)	44	(3)	—	(5,958)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(87)	$(32,775)	$(514)	$(20)	$(6)	$(33,402)

Year Ended December 31, 2021
Unrealized change arising during period	$44	$(6,583)	$(117)	$379	$(2)	$(6,279)
Less: Reclassification adjustments included in net income	—	928	—	(46)	—	882
Total other comprehensive income (loss), before income tax expense (benefit)	44	(7,511)	(117)	425	(2)	(7,161)
Less: Income tax expense (benefit)	9	(1,510)	70	100	—	(1,331)

236	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 16. Equity

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Own Credit Risk	Total
Total other comprehensive income (loss), net of income tax expense (benefit)	$35	$(6,001)	$(187)	$325	$(2)	$(5,830)

Year Ended December 31, 2020
Unrealized change arising during period	$(161)	$11,758	$303	$(130)	$1	$11,771
Less: Reclassification adjustments included in net income	(39)	1,053	—	(45)	—	969
Total other comprehensive income (loss), before income tax expense (benefit)	(122)	10,705	303	(85)	1	10,802
Less: Income tax expense (benefit)	(27)	2,351	(56)	21	—	2,289
Total other comprehensive income (loss), net of income tax expense (benefit)	$(95)	$8,354	$359	$(106)	$1	$8,513
The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Consolidated Statements of Income (Loss):

				Affected Line Item in the
Years Ended December 31,	Amount Reclassified from AOCI			Consolidated
(in millions)	2022	2021	2020	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$7	$—	$(39)	Net realized gains (losses)
Total	7	—	(39)
Unrealized appreciation (depreciation) of all other investments
Investments	(1,189)	928	1,053	Net realized gains (losses)
Total	(1,189)	928	1,053
Change in retirement plan liabilities adjustment
Prior-service credit	(2)	(3)	(1)	*
Actuarial losses	(28)	(43)	(44)	*
Total	(30)	(46)	(45)
Total reclassifications for the period	$(1,212)	$882	$969
*These AOCI components are included in the computation of net periodic pension cost. For additional information, see Note 20.
NON-CONTROLLING INTEREST
On September 19, 2022, AIG sold a 12.4 percent equity interest in Corebridge in the IPO, reducing its equity ownership to 77.7 percent.
For additional information on the Corebridge IPO, see Note 1.
The following table presents the effect of changes in our ownership interest in Corebridge on our equity:

Year Ended December 31,
(in millions)	2022
Net income attributable to AIG common shareholders	$10,247
Changes in AIG equity for sale of 12.4% interest in Corebridge	608
Change from Net income attributable to AIG common shareholders and changes in AIG's ownership interests	$10,855

AIG | 2022 Form 10-K	237

ITEM 8 | Notes to Consolidated Financial Statements | 17. Earnings Per Common Share (EPS)

17. Earnings Per Common Share (EPS)
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
The following table presents the computation of basic and diluted EPS:

Years Ended December 31,
(dollars in millions, except per common share data)	2022	2021	2020
Numerator for EPS:
Income (loss) from continuing operations	$11,276	$9,923	$(5,833)
Less: Net income from continuing operations attributable to noncontrolling interests	999	535	115
Less: Preferred stock dividends	29	29	29
Income (loss) attributable to AIG common shareholders from continuing operations	10,248	9,359	(5,977)
Income (loss) from discontinued operations, net of income tax expense	(1)	—	4
Net income (loss) attributable to AIG common shareholders	$10,247	$9,359	$(5,973)
Denominator for EPS:
Weighted average common shares outstanding - basic	778,621,118	854,320,449	869,309,458
Dilutive common shares	9,320,632	10,564,430	—
Weighted average common shares outstanding - diluted(a)(b)	787,941,750	864,884,879	869,309,458
Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$13.16	$10.95	$(6.88)
Income from discontinued operations	$—	$—	$—
Income (loss) attributable to AIG common shareholders	$13.16	$10.95	$(6.88)
Diluted:
Income (loss) from continuing operations	$13.01	$10.82	$(6.88)
Income from discontinued operations	$—	$—	$—
Income (loss) attributable to AIG common shareholders	$13.01	$10.82	$(6.88)
(a)For the year ended December 31, 2020, because we reported a net loss attributable to AIG common shareholders, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts. The number of common shares excluded from the calculation was 5,401,597 shares.
(b)Potential dilutive common shares include our share-based employee compensation plans, a weighted average portion of the 10-year warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011, which expired in January 2021 and an option for Blackstone to exchange all or a portion of its ownership interest in Corebridge for AIG common shares in the event an IPO did not occur prior to 2024. As a result of the consummation of the IPO on September 19, 2022, this exchange right of Blackstone was terminated. The number of common shares excluded from diluted shares outstanding was 24.1 million, 12.0 million and 68.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.
For information regarding the Blackstone option to exchange all or a portion of its ownership interest in Corebridge for AIG common shares, see Note 1. For information regarding our repurchases of AIG Common Stock, see Note 16.

238	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 18. Statutory Financial Data and Restrictions

18. Statutory Financial Data and Restrictions
The following table presents statutory net income (loss) and capital and surplus for our General Insurance companies and our Life and Retirement companies in accordance with statutory accounting practices:

(in millions)	2022	2021	2020
Years Ended December 31,
Statutory net income (loss)(a)(b):
General Insurance companies:
Domestic	$2,272	$2,649	$1,044
Foreign	1,047	1,573	797
Total General Insurance companies	$3,319	$4,222	$1,841
Life and Retirement companies:
Domestic	$3,091	$2,588	$482
Foreign	5	5	11
Total Life and Retirement companies	$3,096	$2,593	$493
At December 31,
Statutory capital and surplus(a)(b):
General Insurance companies:
Domestic	$19,563	$19,385
Foreign	13,913	15,567
Total General Insurance companies	$33,476	$34,952
Life and Retirement companies:
Domestic	$12,229	$12,471
Foreign	486	629
Total Life and Retirement companies	$12,715	$13,100
Aggregate minimum required statutory capital and surplus:
General Insurance companies:
Domestic	$3,680	$3,897
Foreign	7,314	8,051
Total General Insurance companies	$10,994	$11,948
Life and Retirement companies:
Domestic	$4,057	$3,903
Foreign	194	214
Total Life and Retirement companies	$4,251	$4,117
(a)Excludes discontinued operations and other divested businesses.
(b)The 2022 amounts reflect our best estimate of the statutory net income, capital and surplus as of the date of AIG’s Form 10-K filing. In aggregate, the 2021 General Insurance companies and Life and Retirement companies statutory net income decreased by $99 million and the 2021 General Insurance companies and Life and Retirement companies statutory capital and surplus increased by $136 million, compared to the amounts previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021, due to finalization of statutory filings and revision of prior period numbers.
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
For domestic insurance subsidiaries, aggregate minimum required statutory capital and surplus is based on the greater of the RBC level that would trigger regulatory action or minimum requirements per state insurance regulation. Capital and surplus requirements of our foreign subsidiaries differ from those prescribed in the U.S., and can vary significantly by jurisdiction. At both December 31, 2022 and 2021, all domestic and foreign insurance subsidiaries individually exceeded the minimum required statutory capital and surplus requirements and all domestic insurance subsidiaries individually exceeded RBC minimum required levels.

AIG | 2022 Form 10-K	239

ITEM 8 | Notes to Consolidated Financial Statements | 18. Statutory Financial Data and Restrictions

For foreign insurance companies, financial statements are prepared in accordance with local regulatory requirements. These accounting practices differ from U.S. GAAP primarily by different rules on deferral of policy acquisition costs, amortization of deferred acquisition costs, and establishing future policy benefit liabilities using different actuarial assumptions, as well as valuing for deferred taxes on a different basis.
STATUTORY PERMITTED ACCOUNTING PRACTICE
At December 31, 2022 and 2021, AGL used the following permitted practices that resulted in reported statutory surplus or risk-based capital that is significantly different from the statutory surplus or risk based capital that would have been reported had NAIC statutory accounting practices or the prescribed regulatory accounting practices of their respective state regulator been followed in all respects:
•Effective December 31, 2019 and periods through September 30, 2020, AGL, a life insurance subsidiary domiciled in Texas, implemented a permitted statutory accounting practice to recognize an admitted asset related to the notional value of coverage defined in an excess of loss reinsurance agreement. This reinsurance agreement has a 20-year term and provides coverage to AGL for aggregate claims incurred during the agreement term associated with guaranteed living benefits on certain fixed index annuities generally issued prior to April 2019 (Block 1) exceeding an attachment point as defined in the agreement.
•Effective October 1, 2020 and periods through September 30, 2023, this permitted practice was expanded to similarly recognize an additional admitted asset related to the net notional value of coverage as defined in a separate excess of loss reinsurance agreement. This additional reinsurance agreement has a 25-year term and provides coverage to AGL for aggregate excess of loss claims associated with guaranteed living benefits on a block of fixed index annuities generally issued in April 2019 or later, including new business issued after the effective date (Block 2).
•Effective December 31, 2020, this expanded permitted practice also extended the term of the permitted practice for Block 1 from September 30, 2020 to September 30, 2023. The reinsurance agreement covering contracts in Block 1 was also amended to conform certain provisions with the Block 2 reinsurance agreement. Additionally, effective December 31, 2022, the reinsurance agreement for Block 2 was amended to update certain definitions contained in the agreement related to new business.
•Effective October 1, 2022 and periods through September 30, 2023, AGL implemented an additional permitted statutory accounting practice to recognize an additional admitted asset related to the net notional value of coverage as defined in a separate excess of loss reinsurance agreement. This additional reinsurance agreement has a 25-year term and provides coverage to AGL for aggregate excess of loss claims associated with the base contract along with the guaranteed living benefits rider on a block of fixed annuities inforce on the treaty effective date, including new business issued after the effective date (Block 3).
These permitted practices allows AGL to manage its reserves in a manner more in line with anticipated principle-based reserving requirements once they have been developed. These permitted practices resulted in an increase in the statutory surplus of AGL of approximately $1.0 billion and $584 million at December 31, 2022 and 2021, respectively. AGL may seek continuation of the permitted practices beyond September 30, 2023, subject to the approval of its domiciliary regulator.
SUBSIDIARY DIVIDEND RESTRICTIONS
Payments of dividends to us by our insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. With respect to our domestic insurance subsidiaries, the payment of any dividend requires formal notice to the insurance department in which the particular insurance subsidiary is domiciled. For example, unless permitted by the Superintendent of Financial Services, property casualty companies domiciled in New York generally may not pay dividends to shareholders that, in any 12-month period, exceed the lesser of 10 percent of such company’s statutory policyholders’ surplus or 100 percent of its “adjusted net investment income,” for the previous year, as defined. Generally, less severe restrictions applicable to both property casualty and life insurance companies exist in most of the other states in which our insurance subsidiaries are domiciled. Under state insurance laws, an insurer may pay a dividend without prior approval of the insurance regulator when the amount of the dividend is below certain regulatory thresholds. Other foreign jurisdictions may restrict the ability of our foreign insurance subsidiaries to pay dividends. Various other regulatory restrictions also limit cash loans and advances to us by our subsidiaries.
Largely as a result of these restrictions, approximately $41.1 billion of the statutory capital and surplus of our consolidated insurance subsidiaries were restricted from transfer to AIG Parent without prior approval of state insurance regulators at December 31, 2022.
To our knowledge, no AIG insurance company is currently on any regulatory or similar “watch list” with regard to solvency.
PARENT COMPANY DIVIDEND RESTRICTIONS
At December 31, 2022, our ability to pay dividends is not subject to any significant contractual restrictions, but remains subject to regulatory restrictions.
For additional information about our ability to pay dividends to our shareholders, see Note 16.

240	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 19. Share-Based Compensation Plans

19. Share-Based Compensation Plans
The following table presents our total share-based compensation expense:

Years Ended December 31,
(in millions)	2022	2021	2020
Share-based compensation expense - pre-tax(a)	$288	$278	$274
Share-based compensation expense - after tax(b)	228	220	216
(a)As a result of accelerated vesting events, such as retirement eligibility in the year of grant and involuntary terminations, we recognized $67 million, $67 million and $63 million in 2022, 2021 and 2020, respectively, prior to the end of the specified vesting periods. It is our policy to reverse compensation expense for forfeited awards when they occur.
(b)We also recognized $19 million of tax benefit due to share settlements occurring in 2022.
EMPLOYEE PLANS
The Company sponsors several stock compensation programs under the AIG Long Term Incentive Plan (LTIP) (as amended) from which performance share units (PSUs), restricted stock units (RSUs), stock options and deferred stock units (DSUs) (collectively units) are issued. In addition, off-cycle grants are made from time to time during the year generally as sign-on awards to new hires or as a result of a change in employee status. The LTIP was governed by the AIG 2013 Omnibus Incentive Plan (2013 Plan), until it was replaced by the AIG 2021 Omnibus Incentive Plan (2021 Omnibus Plan), which was adopted at the annual shareholders’ meeting in May 2021. The adoption occurred after the annual 2021 LTIP awards were granted.
Our share-settled awards are settled with previously acquired shares held in AIG’s treasury.
AIG Omnibus Incentive Plan
The 2021 Omnibus Plan provided for the grants of share-based awards to our employees and non-employee directors. The total number of shares granted under the 2021 Plan (the reserve) was the sum of 1) 8.1 million shares of AIG Common Stock, plus 2) the number of authorized shares that remained available for issuance under the 2013 Plan when the 2021 Omnibus Plan became effective, plus 3) the number of shares of AIG Common Stock relating to outstanding awards under the 2013 Plan at the time the 2021 Omnibus Plan became effective that subsequently were forfeited, expired, terminated or otherwise lapse or are settled in cash. Each share-based unit granted under the Omnibus Plan reduces the number of shares available for future grants by one share. However, shares with respect to awards that are forfeited, expired or settled for cash are returned to the reserve. As of December 31, 2022, 24,654,162 shares are available for future grants.
AIG Long Term Incentive Plan
Long-Term Incentive (LTI) Awards
The LTIP provides for an annual award to certain employees, including our senior executive officers and other highly compensated employees that may be comprised of a combination of one or more of the following units: PSUs, RSUs or stock options.
The number of PSUs issued on the grant date (the target) provides the opportunity for LTIP participants (usually senior management) to receive shares of AIG Common Stock based on AIG achieving specified performance goals at the end of a three-year performance period. These performance goals are pre-established by AIG’s Compensation and Management Resources Committee (CMRC) for each annual grant and may differ from year to year. The actual number of PSUs earned can vary from zero to 200 percent of the target for the 2022, 2021 and 2020 LTI awards, depending on AIG’s performance relative to a specified peer group and/or the outcome of pre-established financial goals, as applicable.
RSUs and stock options are earned based solely on continued service by the participant.
Vesting occurs on January 1 of the year immediately following the end of the three-year performance and service period. Beginning in 2022, vesting for RSUs and stock options awarded will occur in three equal installments on the first, second and third anniversary of the grant date. Recipients must be employed at each vesting date to be entitled to share delivery, except upon the occurrence of an accelerated vesting event, such as an involuntary termination without cause, disability, retirement eligibility or death during the vesting period. However, for involuntarily terminated employees hired after April 1, 2022 unvested RSUs and options are forfeited on the termination date, while PSUs are pro-rated based on the number of completed years in the performance period.

AIG | 2022 Form 10-K	241

ITEM 8 | Notes to Consolidated Financial Statements | 19. Share-Based Compensation Plans

Prior to 2021, LTI awards accrued dividend equivalent units (DEUs) in the form of additional PSUs and RSUs whenever a cash dividend was declared on shares of AIG Common Stock; the DEUs are subject to the same vesting terms and conditions as the underlying unit. Beginning in 2021, PSUs and RSUs granted via the annual 2021 LTI award (as of the date of grant), and those existing from the 2020 and 2019 LTI awards (as of the third quarter) accrue dividend equivalent rights (DERs) as AIG’s dividends are declared. These DERs will be settled in cash only if the underlying units’ vesting conditions are met; previously accrued DEUs were not impacted by this change.
Unit Valuation
The fair value of time-vesting RSUs as well as PSUs that are earned based on certain company-specific metrics was based on the closing price of AIG Common Stock on the grant date; while the fair value of PSUs that are earned based on AIG’s relative total shareholder return (TSR) was determined on the grant date using a Monte Carlo simulation.
The following table presents the assumptions used to estimate the fair value of PSUs that vest based on AIG’s TSR(a):

	2022	2021	2020
Expected dividend yield(b)	—%	—%	—%
Expected volatility(c)	47.60%	47.63%	46.43%
Risk-free interest rate(d)	1.71%	0.28%	0.18%
(a)PSUs will be adjusted by +/-25 percent and +/-10 percent if AIG's TSR is in the top or bottom quartile of the peer group at the culmination of the performance period for the 2021 LTI and 2020 LTI awards, respectively.
(b)The award agreement provides that TSR for AIG and each member of the Peer Group will be calculated assuming dividends distributed are reinvested on the ex‑dividend date.
(c)We used the historical volatility over the most recent 2.86-year period for AIG and the members of the Peer Group, commensurate with the remaining Performance Period as of the valuation date.
(d)We converted the semi-annual zero-coupon U.S. Treasury rates as of the valuation date to continuously compounded rates. We then chose the continuously compounded risk-free rate that is commensurate with the length of the remaining performance period as of the valuation date and interpolated between the yields of the two-year and the three-year continuously compounded rates to determine the yield.
Modification
In connection with the Corebridge IPO, approximately 4 million RSUs held by 735 Corebridge LTIP participants who were actively employed on the IPO date were converted to approximately 10 million Corebridge RSUs in accordance with the anti-dilution provision of the 2021 Omnibus Plan. The vesting terms of the Corebridge RSUs remain the same as the pre-converted RSUs but will be settled in Corebridge common stock. This conversion is considered a modification for accounting purposes and did not result in incremental compensation expense.
The following table summarizes outstanding share-settled LTI awards(a):

	Number of Units			Weighted Average Grant-Date Fair Value
As of or for the Year Ended December 31, 2022(b)	2022 LTI	2021 LTI	2020 LTI	2022 LTI	2021 LTI	2020 LTI
Unvested, beginning of year	—	4,388,434	4,166,494	$—	$45.00	$31.43
Granted	4,125,047	—	—	61.79	—	—
Vested(c)	(602,246)	(146,654)	(2,482,796)	61.75	44.23	31.35
Converted(d)	(1,083,662)	(1,306,677)	(1,441,635)	61.67	44.30	31.69
Forfeited	(158,708)	(238,839)	(242,063)	61.74	44.43	32.09
Unvested, end of year(e)	2,280,431	2,696,264	—	$61.86	$45.40	$—
(a)Excludes stock options, other RSUs and DSUs, which are discussed under Stock Options, Other RSU Grants and Non-Employee Plan, respectively.
(b)PSUs represent target amount granted and does not reflect potential increases or decreases that could result from the final outcome of the performance goals for the respective awards, which is determined by the CMRC in the quarter after the applicable performance period ends.
(c)Also reflects units that vest as a result of an accelerated vesting event that occurred prior to the specified vesting date but for which share delivery has not yet occurred.
(d)Represents AIG LTI RSUs converted to Corebridge RSUs as a result of the IPO.
(e)At December 31, 2022, the total unrecognized compensation cost for outstanding RSUs and PSUs was $138 million and the weighted-average and expected period of years over which that cost is expected to be recognized are 0.98 years and 2.75 years.
Stock Options
Stock options were issued as part of the 2022, 2021 and 2020 LTI awards, and to certain newly hired senior executives in 2017 and 2018. Option awards are generally granted with an exercise price equal to the market price of the company’s stock on the grant date and are exercisable up to 10 years from the date of grant, or 3 years from the date of an involuntary termination or the option's expiration date, if earlier. The fair value of the options was estimated on the grant date using the Black-Scholes model for the time-vesting options, and a Monte Carlo simulation for the hurdle-vesting options using the assumptions noted in the following table.

242	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 19. Share-Based Compensation Plans

The following weighted-average assumptions were used for stock options granted:

	2022		2021		2020
Expected annual dividend yield(a)	2.08%		2.89%		3.97%
Expected volatility(b)	32.13%		36.68%		42.03%
Risk-free interest rate(c)	1.92%		0.95%		0.57%
Expected term(d)	6.00	years	6.43	years	6.39	years
(a)The dividend yield is the projected annualized AIG dividend yield estimated by Bloomberg Professional service as of the valuation date.
(b)The expected volatility is based on the implied volatility of 24 months stock option estimated by the Bloomberg Professional service as of the valuation date.
(c)The risk-free interest rate is the continuously compounded interest rate for the term between the valuation date and the expiration date that is assumed to be constant and equal to the interpolated value between the closest data points on the U.S. dollar LIBOR-swap curve as of the valuation date.
(d)The contractual term is 10 years from the date of grant.
The following table provides a rollforward of stock option activity:

As of or for the Year Ended December 31, 2022	Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Values (in millions)
Outstanding, beginning of year	13,021,427	$47.12	7.59
Granted	1,436,075	61.61
Exercised	(1,515,836)	45.10
Forfeited or expired	(48,254)	54.80
Outstanding, end of year	12,893,412	$48.94	6.95	$186
Exercisable, end of year	5,353,091	$50.27	5.97	$70
The weighted average grant-date fair value of stock options granted during 2022, 2021 and 2020 was $10.77, $10.00 and $9.61, respectively. As of December 31, 2022, we recognized $28 million of expense, while $17 million was unrecognized and is expected to be amortized up to 2.25 years. We received $68 million in cash from the exercise of stock options during 2022.
Other RSU Grants
The Company may issue time-vesting RSUs for various reasons including, as a sign-on bonus, retention grant or replacement award in an acquisition. Vesting for these awards ranges from 1 to 5 years and is contingent on continuous service.
The following table summarizes outstanding share-settled Other RSU grants.

	Number of Units			Weighted Average Grant-Date Fair Value
As of or for the Year Ended December 31,	2022	2021	2020	2022	2021	2020
Unvested, beginning of year	819,640	1,151,380	1,231,185	$43.95	$46.18	$54.17
Granted	1,070,458	493,140	583,068	60.16	49.36	35.54
Vested	(290,037)	(699,067)	(535,220)	44.59	50.03	50.89
Converted(a)	(91,300)	—	—	52.90	—	—
Forfeited	(20,513)	(125,813)	(127,653)	55.89	51.80	54.90
Unvested, end of year	1,488,248	819,640	1,151,380	$54.77	$43.95	$46.18
(a)Represents RSUs converted to Corebridge RSUs as a result of the IPO.
We recognized $21 million of expense related to these RSU grants in 2022. Total unrecognized compensation cost related to these grants was $65 million and the weighted-average and expected period of years over which that cost is expected to be recognized are 2.23 years and 5 years at December 31, 2022.
NON-EMPLOYEE PLAN
Our non-employee directors, who serve on our Board of Directors, receive share-based compensation in the form of fully vested DSUs with delivery deferred until retirement from the Board. DSUs granted in 2022, 2021 and 2020 accrue dividend equivalents in the form of additional DSUs equal to the amount of any regular quarterly dividend that would have been paid by AIG if the shares of AIG Common Stock underlying the DSUs had been outstanding. In 2022, 2021 and 2020, we granted to non-employee directors 46,273, 55,133 and 94,062 DSUs, respectively, and recognized expense of $2.7 million, $2.7 million and $2.4 million, respectively.

AIG | 2022 Form 10-K	243

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

20. Employee Benefits
PENSION PLANS
We offer various defined benefit plans to eligible employees. Effective January 1, 2016, the U.S. defined benefit pension plans were frozen. Consequently, these plans are closed to new participants and current participants no longer earn benefits.
The U.S. AIG Retirement Plan (the qualified plan) is a noncontributory defined benefit plan subject to the provisions of ERISA. In 2012, the qualified plan was converted to a cash balance formula comprised of pay credits based on 6% of a plan participant’s annual compensation (subject to IRS limitations) and annual interest credits. Although benefits are frozen, these interest credits continue to accrue on the cash balance accounts of active participants, who also accrue years of service for purposes of early retirement eligibility and subsidies. Employees can take their vested benefits as a lump sum or an annuity option when they leave AIG or are terminated from the plan.
Employees satisfying certain age and service requirements (i.e., grandfathered employees) remain covered under the average pay formula that was in effect prior to the conversion. The final average pay formula is based upon a percentage of final average compensation multiplied by years of credited service, up to 44 years. Grandfathered employees will receive the higher of the benefit under the cash balance formula or the final average pay formula at retirement.
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
POSTRETIREMENT PLANS
U.S. postretirement medical and life insurance benefits are based upon the employee attaining the age of 55 and having a minimum of ten years of service, which was reduced to 5 years in 2019 for medical coverage only. Eligible employees who have medical coverage can enroll in retiree medical upon termination of employment. Medical benefits are contributory, while the life insurance benefits, which are closed to new employees, are generally non-contributory. Retiree medical contributions vary from none for pre-1989 retirees to actual premium payments reduced by certain subsidies for post-1992 retirees. These retiree contributions are subject to annual adjustments. Other cost sharing features of the medical plan include deductibles, coinsurance, Medicare coordination, and an employer subsidy for grandfathered employees only.
Postretirement benefits are offered in certain non-U.S. countries and vary by geographic location.

244	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

The following table presents the funded status of the plans reconciled to the amount reported in the Consolidated Balance Sheets.

As of or for the Years Ended	Pension				Postretirement
December 31,	U.S. Plans(a)		Non-U.S. Plans(a)		U.S. Plans		Non-U.S. Plans
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Change in projected benefit obligation:
Benefit obligation, beginning of year	$4,795	$5,410	$1,157	$1,231	$174	$191	$47	$71
Service cost	5	5	18	21	1	1	—	1
Interest cost	109	92	10	9	4	3	1	2
Actuarial (gain) loss(b)	(1,082)	(384)	(183)	10	(36)	(10)	(14)	(17)
Benefits paid:
AIG assets	(19)	(18)	(8)	(9)	(12)	(11)	(1)	(1)
Plan assets	(174)	(174)	(26)	(30)	—	—	—	—
Plan amendment	—	—	1	—	—	—	—	(2)
Curtailments	—	—	—	—	—	—	—	(7)
Settlements	(157)	(135)	(3)	(9)	—	—	—	—
Foreign exchange effect	—	—	(139)	(66)	—	—	(1)	—
Other	(2)	(1)	(1)	—	—	—	—	—
Projected benefit obligation, end of year	$3,475	$4,795	$826	$1,157	$131	$174	$32	$47
Change in plan assets:
Fair value of plan assets, beginning of year	$4,746	$4,931	$996	$977	$—	$—	$—	$—
Actual return on plan assets, net of expenses	(1,070)	124	(133)	77	—	—	—	—
AIG contributions	19	18	42	48	12	11	1	1
Benefits paid:
AIG assets	(19)	(18)	(8)	(9)	(12)	(11)	(1)	(1)
Plan assets	(174)	(174)	(26)	(30)	—	—	—	—
Settlements	(157)	(135)	(3)	(9)	—	—	—	—
Foreign exchange effect	—	—	(137)	(58)	—	—	—	—
Fair value of plan assets, end of year	$3,345	$4,746	$731	$996	$—	$—	$—	$—
Funded status, end of year	$(130)	$(49)	$(95)	$(161)	$(131)	$(174)	$(32)	$(47)
Amounts recognized in the balance sheet:
Assets	$55	$198	$78	$84	$—	$—	$—	$—
Liabilities	(185)	(247)	(173)	(245)	(131)	(174)	(32)	(47)
Total amounts recognized	$(130)	$(49)	$(95)	$(161)	$(131)	$(174)	$(32)	$(47)
Pre-tax amounts recognized in Accumulated other comprehensive income (loss):
Net gain (loss)	$(1,279)	$(1,162)	$(70)	$(119)	$39	$3	$24	$11
Prior service (cost) credit	—	—	(25)	(34)	—	—	1	2
Total amounts recognized	$(1,279)	$(1,162)	$(95)	$(153)	$39	$3	$25	$13
(a)Includes non-qualified unfunded plans of which the aggregate projected benefit obligation was $186 million and $247 million for the U.S. at December 31, 2022 and 2021, respectively, and $143 million and $204 million for the non-U.S. at December 31, 2022 and 2021, respectively.
(b)The significant gain in 2022 is primarily due to an increase in the discount rate for the U.S. AIG Retirement Plan.
The following table presents the accumulated benefit obligations for U.S. and non-U.S. pension benefit plans:

At December 31,
(in millions)	2022	2021
U.S. pension benefit plans	$3,475	$4,795
Non-U.S. pension benefit plans	$815	$1,141

AIG | 2022 Form 10-K	245

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

Defined benefit plan obligations in which the projected benefit obligation (PBO) was in excess of the related plan assets and the accumulated benefit obligation (ABO) was in excess of the related plan assets were as follows:

At December 31,	PBO Exceeds Fair Value of Plan Assets				ABO Exceeds Fair Value of Plan Assets
At	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Projected benefit obligation	$185	$247	$280	$897	$—	$—	$—	$—
Accumulated benefit obligation	—	—	—	—	186	247	238	836
Fair value of plan assets	—	—	76	605	—	—	76	605
The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

Years Ended December 31,	Pension						Postretirement
	U.S. Plans			Non-U.S. Plans			U.S. Plans			Non-U.S. Plans
(in millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost:
Service cost*	$5	$5	$5	$18	$21	$21	$1	$1	$1	$—	$1	$1
Interest cost	109	92	134	10	9	10	4	3	5	1	2	2
Expected return on assets	(213)	(243)	(239)	(17)	(21)	(21)	—	—	—	—	—	—
Amortization of prior service cost (credit)	—	—	—	3	3	2	—	—	—	—	—	(1)
Amortization of net (gain) loss	24	33	33	4	7	8	—	—	—	(1)	1	—
Net periodic benefit cost (credit)	$(75)	$(113)	$(67)	$18	$19	$20	$5	$4	$6	$—	$4	$2
Settlement loss	60	34	—	—	1	3	—	—	—	—	—	—
Net benefit cost (credit)	$(15)	$(79)	$(67)	$18	$20	$23	$5	$4	$6	$—	$4	$2
Total recognized in Accumulated other comprehensive income (loss)	$(117)	$332	$(57)	$57	$65	$(1)	$36	$10	$(17)	$13	$27	$(9)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(102)	$411	$10	$39	$45	$(24)	$31	$6	$(23)	$13	$23	$(11)
*Reflects administrative fees for the U.S. pension plans.
Interest cost for pension and postretirement benefits for our U.S. plans and largest non-U.S. plans is measured using the spot rate approach, which applies specific spot rates along the yield curve to a plan’s corresponding discounted cash flows that comprise the obligation. This method provides a more precise measurement of interest cost by aligning the timing of the plans’ discounted cash flows to the corresponding spot rates on the yield curve. For certain non-U.S. plans, interest cost is measured utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligations.
A 100 basis point increase in the expected long-term rate of return would decrease the 2023 pension expense by approximately $39 million with all other items remaining the same. A 100 basis point increase in the discount rate would decrease the 2023 pension expense by approximately $17 million. Conversely, a 100 basis point decrease in the discount rate would increase the 2023 pension expense by approximately $2 million, while a 100 basis point decrease in the expected long-term rate of return would increase the 2023 pension expense by approximately $39 million, with all other items remaining the same.
ASSUMPTIONS
The following table summarizes the weighted average assumptions used to determine the benefit obligations:

	Pension				Postretirement
	U.S. Plans		Non-U.S. Plans(a)		U.S. Plans	Non-U.S. Plans(a)
December 31, 2022
Discount rate	5.22%		2.51%		5.19%	5.23%
Interest crediting rate	4.02%		1.07%	(b)	N/A	N/A
Rate of compensation increase	N/A	(c)	2.38%		N/A	N/A
December 31, 2021
Discount rate	2.75%		1.09%		2.87%	2.89%
Interest crediting rate	2.06%		0.70%	(b)	N/A	N/A
Rate of compensation increase	N/A	(c)	2.40%		N/A	N/A
(a)The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.

246	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

(b)Represents the weighted average interest crediting rate of non-U.S. cash balance plans primarily in Japan and Switzerland.
(c)Compensation increases are no longer applicable as the plan is frozen effective January 1, 2016.
The following table summarizes assumed health care cost trend rates for the U.S. plans:

At December 31,	2022	2021
Following year:
Medical (before age 65)	6.01%	5.45%
Medical (age 65 and older)	4.95%	4.98%
Ultimate rate to which cost increase is assumed to decline	4.00%	4.00%
Year in which the ultimate trend rate is reached:
Medical (before age 65)	2046	2046
Medical (age 65 and older)	2046	2046
The following table presents the weighted average assumptions used to determine the net periodic benefit costs:

	Pension			Postretirement
	U.S. Plans	Non-U.S. Plans(a)		U.S. Plans	Non-U.S. Plans(a)
For the Year Ended December 31, 2022
Discount rate	2.75%	1.09%		2.87%	2.89%
Interest crediting rate	2.06%	0.70%	(b)	2.20%	N/A
Rate of compensation increase	N/A	2.40%		N/A	N/A
Expected return on assets	4.65%	1.84%		2.78%	N/A
For the Year Ended December 31, 2021
Discount rate	2.28%	1.00%		2.45%	2.33%
Interest crediting rate	1.57%	0.72%	(b)	N/A	N/A
Rate of compensation increase	N/A	2.28%		N/A	N/A
Expected return on assets	5.15%	2.23%		N/A	N/A
For the Year Ended December 31, 2020
Discount rate	3.16%	1.09%		3.14%	3.18%
Interest crediting rate	2.19%	0.44%	(b)	N/A	N/A
Rate of compensation increase	N/A	2.22%		N/A	3.00%
Expected return on assets	5.55%	2.32%		N/A	N/A
(a)The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.
(b)Represents the weighted average interest crediting rate of non-U.S. cash balance plans primarily in Japan and Switzerland.
Discount Rate Methodology
The projected benefit cash flows under the U.S. AIG Retirement Plan were discounted using the spot rates derived from the Mercer U.S. Pension Discount Yield Curve (Mercer Yield Curve) at December 31, 2022 and 2021, which resulted in a single discount rate that would produce the same liability at the respective measurement dates. The discount rates were 5.22 percent at December 31, 2022 and 2.75 percent at December 31, 2021. The methodology was consistently applied for the respective years in determining the discount rates for the other U.S. pension plans.
In general, the discount rates for the non-U.S. plans were developed using a similar methodology to the U.S. AIG Retirement plan, by using country-specific Mercer Yield Curves.
The projected benefit obligation for AIG’s Japan pension plans represents approximately 54 percent and 50 percent of the total projected benefit obligations for our non-U.S. pension plans at December 31, 2022 and 2021, respectively. The weighted average discount rate of 1.12 percent and 0.52 percent at December 31, 2022 and 2021, respectively, was selected by reference to the Mercer Yield Curve for Japan.
Plan Assets
The investment strategy with respect to assets relating to our U.S. and non-U.S. pension plans is designed to achieve investment returns that will provide for the benefit obligations of the plans over the long term, limit the risk of short-term funding shortfalls and maintain liquidity sufficient to address cash needs. Accordingly, the asset allocation strategy is designed to maximize the investment rate of return while managing various risk factors, including, but not limited to, volatility relative to the benefit obligations, liquidity, and concentration, and incorporates the risk/return profile applicable to each asset class.
There were no shares of AIG Common Stock included in the U.S. and non-U.S. pension plans assets at December 31, 2022 or 2021.

AIG | 2022 Form 10-K	247

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

U.S. Pension Plan
The assets of the qualified plan are monitored by the AIG U.S. Investment Committee and actively managed by the investment managers, which involves allocating the plan’s assets among approved asset classes within ranges as permitted by the strategic allocation. The long-term strategic asset allocation historically has been reviewed and revised approximately every three years. The investment strategy is focused on de-risking the qualified plan via regular monitoring through liability driven investing and the glide path approach, where the glide path defines the target allocation for the “Return-Seeking” portion of the portfolio (i.e., growth assets) based on the funded ratio and level of interest rates. Under this approach, the allocation to growth assets is reduced and the allocation to liability-hedging assets is increased as the plan’s funded ratio increases in accordance with the defined glide path.
The following table presents the asset allocation percentage by major asset class for the U.S. qualified plan and the target allocation for 2022 based on the plan’s funded status at December 31, 2022:

At December 31,	Target 2023	Actual 2022	Actual 2021
Asset class:
Equity securities	9%	6%	15%
Fixed maturity securities	80	77	71
Other investments	11	17	14
Total	100%	100%	100%
The expected weighted average long-term rate of return for the plan was 4.65 percent and 5.15 percent for 2022 and 2021, respectively. The expected weighted average rate of return is an aggregation of expected returns within each asset class category, weighted for the investment mix of the assets. The combination of the expected asset return and any contributions made by us are expected to maintain the plan’s ability to meet all required benefit obligations. The expected asset return for each asset class was developed based on an approach that considers key fundamental drivers of the asset class returns in addition to historical returns, current market conditions, asset volatility and the expectations for future market returns.
Non-U.S. Pension Plans
The assets of the non-U.S. pension plans are held in various trusts in multiple countries and are invested primarily in equities and fixed maturity securities to maximize the long-term return on assets for a given level of risk.
The following table presents the asset allocation percentage by major asset class for non-U.S. pension plans and the target allocation:

At December 31,	Target 2023	Actual 2022	Actual 2021
Asset class:
Equity securities	21%	24%	24%
Fixed maturity securities	59	44	44
Other investments	17	23	24
Cash and cash equivalents	3	9	8
Total	100%	100%	100%
The assets of AIG’s Japan pension plans represent approximately 65 percent and 61 percent of total non-U.S. pension plan assets at December 31, 2022 and 2021, respectively. The expected long-term rate of return was 1.86 percent and 1.85 percent, for 2022 and 2021, respectively, and is evaluated by the Japanese Pension Investment Committee on a quarterly and annual basis along with various investment managers and is revised to achieve the optimal allocation to meet targeted funding levels if necessary. In addition, the funding policy is revised in accordance with local regulation every five years.
The expected weighted average long-term rate of return for all our non-U.S. pension plans was 1.84 percent and 2.23 percent for the years ended December 31, 2022 and 2021, respectively. It is an aggregation of expected returns within each asset class that was generally developed based on the building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns.

248	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

ASSETS MEASURED AT FAIR VALUE
The following table presents information about our plan assets and indicates the level of the fair value measurement based on the observability of the inputs used. The inputs and methodology used in determining the fair value of these assets are consistent with those used to measure our assets as discussed in Note 4 to the Consolidated Financial Statements.

	U.S. Plans				Non-U.S. Plans
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
At December 31, 2022
Assets:
Cash and cash equivalents	$119	$—	$—	$119	$64	$—	$—	$64
Equity securities:
U.S.(a)	90	—	—	90	—	—	—	—
International(b)	5	—	—	5	130	44	—	174
Fixed maturity securities:
U.S. investment grade(c)	45	2,213	10	2,268	—	—	—	—
International investment grade(c)	—	177	—	177	—	140	—	140
U.S. and international high yield(d)	—	58	—	58	—	184	—	184
Mortgage and other asset-backed securities	—	43	5	48	—	—	—	—
Other investment types(e):
Futures	(15)	—	—	(15)	—	—	—	—
Direct private equity(f)	—	—	5	5	—	—	—	—
Insurance contracts	—	10	—	10	—	—	134	134
Mutual funds(g)	—	—	—	—	—	35	—	35
Total	$244	$2,501	$20	$2,765	$194	$403	$134	$731
At December 31, 2021
Assets:
Cash and cash equivalents	$118	$—	$—	$118	$84	$—	$—	$84
Equity securities:
U.S.(a)	301	—	—	301	—	—	—	—
International(b)	9	—	—	9	185	54	—	239
Fixed maturity securities:
U.S. investment grade(c)	27	2,858	16	2,901	—	—	—	—
International investment grade(c)	—	302	—	302	—	180	—	180
U.S. and international high yield(d)	—	90	—	90	—	239	—	239
Mortgage and other asset-backed securities	—	55	1	56	—	—	—	—
Other fixed maturity securities	—	3	—	3	—	19	—	19
Other investment types(e):
Futures	4	—	—	4	—	—	—	—
Direct private equity(f)	—	—	8	8	—	—	—	—
Insurance contracts	—	11	—	11	—	—	171	171
Mutual funds(g)	—	—	—	—	—	64	—	64
Total	$459	$3,319	$25	$3,803	$269	$556	$171	$996
(a)Includes passive and active U.S. equity strategies.
(b)Includes passive and active international equity strategies.
(c)Includes investments in U.S. and non-U.S. government issued bonds, U.S. government agency or sponsored agency bonds, and investment grade corporate bonds.
(d)Consists primarily of investments in securities or debt obligations that have a rating below investment grade.
(e)Excludes investments that are measured at fair value using the NAV per share (or its equivalent), which totaled $580 million and $943 million at December 31, 2022 and 2021, respectively.
(f)Comprised of private capital financing including private debt and private equity securities.
(g)Comprised of mutual fund investing in variety of equity, derivatives, and bonds.
The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we had no significant concentrations of risks at December 31, 2022.

AIG | 2022 Form 10-K	249

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

Changes in Level 3 Fair Value Measurements
The following table presents changes in our U.S. and non-U.S. Level 3 plan assets measured at fair value:

At December 31, 2022	Balance Beginning of year	Net Realized and Unrealized Gains (Losses)	Purchases	Sales	Issuances	Settlements	Transfers In	Transfers Out	Balance at End of Year	Changes in Unrealized Gains (Losses) on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) included in other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
(in millions)
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$16	$(4)	$4	$—	$—	$—	$—	$(6)	$10	$(4)	$—
Mortgage and other asset backed securities	1	(1)	3	—	—	—	2	—	5	(1)	—
Direct private equity	8	(1)	—	(2)	—	—	—	—	5	(2)	—
Total	$25	$(6)	$7	$(2)	$—	$—	$2	$(6)	$20	$(7)	$—
Non-U.S. Plan Assets:
Insurance contracts	$171	$(43)	$4	$—	$—	$—	$2	$—	$134	$—	$—
Total	$171	$(43)	$4	$—	$—	$—	$2	$—	$134	$—	$—
At December 31, 2021
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$10	$—	$5	$(4)	$—	$—	$5	$—	$16	$—	$—
Mortgage and other asset backed securities	—	—	1	—	—	—	—	—	1	—	—
Direct private equity	6	2	—	—	—	—	—	—	8	1	—
Total	$16	$2	$6	$(4)	$—	$—	$5	$—	$25	$1	$—
Non-U.S. Plan Assets:
Insurance contracts	$179	$(9)	$1	$—	$—	$—	$—	$—	$171	$—	$—
Total	$179	$(9)	$1	$—	$—	$—	$—	$—	$171	$—	$—
EXPECTED CASH FLOWS
Funding for the qualified plan ranges from the minimum amount required by ERISA to the maximum amount that would be deductible for U.S. tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible under the Internal Revenue Code. There are no minimum required cash contributions in 2022 for the U.S. AIG Retirement Plan. The non-qualified and postretirement plans’ benefit payments are deductible when paid to participants.
Our annual pension contribution in 2023 is expected to be approximately $58 million for our U.S. and non-U.S. pension plans. This estimate is subject to change, since contribution decisions are affected by various factors including our liquidity, market performance and management’s discretion.
The expected future benefit payments, net of participants’ contributions, with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement
(in millions)	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2023	$287	$38	$12	$1
2024	292	43	11	1
2025	289	45	11	1
2026	282	47	10	2
2027	280	48	10	2
2028-2032	1,295	251	44	9
DEFINED CONTRIBUTION PLANS
We sponsor several defined contribution plans for U.S. employees that provide for pre-tax salary reduction contributions by employees. The most significant plan is the AIG Incentive Savings Plan, for which the matching contribution is 100 percent of the first 6% of a participant’s contributions, subject to the IRS-imposed limitations. Participants in the AIG Incentive Savings Plan receive an additional fully vested, non-elective, non-discretionary contribution equal to 3% of the participant’s eligible compensation for the plan year, paid each pay period regardless of whether the participant currently contributes to the plan, and subject to the IRS-imposed limitations. Our pre-tax expenses associated with these plans were $176 million,$183 million and $188 million in 2022, 2021 and 2020, respectively.

250	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 21. Income Taxes

21. Income Taxes
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
EFFECTIVE TAX RATE
The following table presents income (loss) from continuing operations before income tax expense (benefit) by U.S. and foreign location in which such pre-tax income (loss) was earned or incurred:

Years Ended December 31,
(in millions)	2022	2021	2020
U.S.	$12,432	$9,838	$(8,396)
Foreign	1,850	2,261	1,103
Total	$14,282	$12,099	$(7,293)

AIG | 2022 Form 10-K	251

ITEM 8 | Notes to Consolidated Financial Statements | 21. Income Taxes

The following table presents the income tax expense (benefit) attributable to pre-tax income (loss) from continuing operations:

Years Ended December 31,
(in millions)	2022	2021	2020
Foreign and U.S. components of actual income tax expense (benefit):
U.S.:
Current	$246	$(216)	$(57)
Deferred	2,348	2,190	(1,676)
Foreign:
Current	271	171	274
Deferred	141	31	(1)
Total	$3,006	$2,176	$(1,460)
Our actual income tax expense (benefit) differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

Years Ended December 31,	2022			2021			2020
(dollars in millions)	Pre-Tax Income (Loss)	Tax Expense (Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income (Loss)	Tax Expense (Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income (Loss)	Tax Expense (Benefit)	Percent of Pre-Tax Income (Loss)
U.S. federal income tax at statutory rate	$14,281	$2,999	21.0%	$12,099	$2,540	21.0%	$(7,288)	$(1,531)	21.0%
Adjustments:
Tax exempt interest		(18)	(0.1)		(18)	(0.1)		(19)	0.3
Uncertain tax positions(a)(b)		(17)	(0.1)		(9)	(0.1)		165	(2.3)
Reclassifications from AOCI		(81)	(0.6)		(109)	(0.9)		(101)	1.4
Dispositions of subsidiaries(c)		—	—		11	0.1		180	(2.5)
Non-controlling interest		(31)	(0.2)		(97)	(0.8)		(12)	0.2
Non-deductible transfer pricing charges		12	0.1		16	0.1		11	(0.2)
Dividends received deduction		(36)	(0.3)		(37)	(0.3)		(39)	0.5
Effect of foreign operations(d)		149	1.0		134	1.1		76	(1.0)
Share-based compensation payments excess tax effect		(19)	(0.1)		16	0.1		35	(0.5)
State income taxes		33	0.2		37	0.3		15	(0.2)
Expiration of tax attribute carryforwards		—	—		16	0.1		221	(3.0)
Tax audit resolution		—	—		(935)	(7.6)		(379)	5.2
Other(b)		40	0.3		(107)	(0.9)		(16)	0.2
Effect of discontinued operations		—	—		—	—		—	—
Valuation allowance:
Continuing operations		(25)	(0.2)		718	5.9		(65)	0.9
Consolidated total amounts	14,281	3,006	21.0	12,099	2,176	18.0	(7,288)	(1,459)	20.0
Amounts attributable to discontinued operations	(1)	—	—	—	—	—	5	1	20.0
Amounts attributable to continuing operations	$14,282	$3,006	21.0%	$12,099	$2,176	18.0%	$(7,293)	$(1,460)	20.0%
(a)Refer to the Accounting for Uncertainty in Income Taxes section below for further discussion on 2021 and 2020 tax audit resolution activity.
(b)2020 includes a net charge of $67 million related to the accrual of IRS interest, of which $139 million tax expense is reported in Uncertain tax positions and $72 million tax benefit is reported in Other.
(c)2020 disposition of subsidiaries is primarily related to the tax effects of the Majority Interest Fortitude Sale.
(d)Effect of foreign operations is primarily related to income and losses in our foreign operations taxed at statutory tax rates different than 21 percent, and foreign income subject to U.S. taxation.

252	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 21. Income Taxes

DEFERRED TAX ASSET
The following table presents the components of the net deferred tax assets (liabilities):

December 31,
(in millions)	2022	2021
Deferred tax assets:
Losses and tax credit carryforwards	$6,868	$7,291
Basis differences on investments	2,652	2,944
Fortitude Re funds withheld embedded derivative	—	543
Life policy reserves	3,697	3,751
Accruals not currently deductible, and other	389	634
Loss reserve discount	352	455
Loan loss and other reserves	62	509
Unearned premium reserve reduction	294	283
Fixed assets and intangible assets	1,081	1,262
Unrealized losses related to available for sale debt securities	5,595	—
Other	498	247
Employee benefits	382	407
Total deferred tax assets	21,870	18,326
Deferred tax liabilities:
Investments in foreign subsidiaries	(41)	(15)
Deferred policy acquisition costs	(1,868)	(2,054)
Unrealized gains related to available for sale debt securities	—	(2,791)
Fortitude Re funds withheld embedded derivative	(862)	—
Other	—	—
Total deferred tax liabilities	(2,771)	(4,860)
Net deferred tax assets before valuation allowance	19,099	13,466
Valuation allowance	(4,250)	(1,987)
Net deferred tax assets (liabilities)	$14,849	$11,479
The following table presents AIG's U.S. consolidated federal income tax group tax losses and credits carryforwards.

December 31, 2022		Tax	Carryforward Period Ending Tax Year(b)						Unlimited Carryforward Period and Carryforward Periods(b)
(in millions)	Gross	Effected	2023	2024	2025	2026	2027	2028	2029 - After
Net operating loss carryforwards	$24,804	$5,209	$—	$—	$—	$—	$—	$3,253	$1,956
Capital loss carryforwards	$—	—	—	—	—	—	—	—	—
Foreign tax credit carryforwards		22	22	—	—	—	—	—	—
Other carryforwards		—	—	—	—	—	—	—	—
Total AIG U.S. consolidated federal income tax group tax losses and credits carryforwards on a U.S. GAAP basis(a)		$5,231	$22	$—	$—	$—	$—	$3,253	$1,956
(a)Financial reporting basis reflects the impact of unrecognized tax benefits for tax years in which tax attributes can be realized through carryback upon settlement.
(b)Carryforward periods are based on U.S. tax laws governing utilization of tax attributes. Expiration periods are based on the year the carryforward was generated.
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

AIG | 2022 Form 10-K	253

ITEM 8 | Notes to Consolidated Financial Statements | 21. Income Taxes

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
Although tax deconsolidation of Corebridge from the AIG consolidated U.S. federal income tax group resulted in the formation of new federal tax filing groups requiring separate deferred tax asset realizability assessments, there was no material change to the total deferred tax asset valuation allowance recorded as of December 31, 2022. After factoring in multiple data points and assessing relative weight of all positive and negative evidence, we concluded that a valuation allowance of $864 million is necessary. Accordingly, as of December 31, 2022, the balance sheet reflects a valuation allowance of $864 million, of which $713 million relates to AIG's U.S. federal consolidated income tax group and $151 million relates to Corebridge. The valuation allowance recorded with respect to AIG's U.S. federal consolidated income tax group relates to a portion of tax attribute carryforwards that are no longer more-likely-than-not to be realized. The valuation allowance at Corebridge relates to a portion of both tax attribute carryforwards and certain other deferred tax assets of the Corebridge non-life insurance group that are not more-likely-than-not to be realized.
For the year ended December 31, 2022, recent changes in market conditions, including rising interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of both our U.S. Life Insurance and non-life insurance companies, resulting in deferred tax assets related to net unrealized tax capital losses. The deferred tax assets relate to the unrealized tax capital losses for which the carryforward period has not yet begun, and as such, when assessing recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of December 31, 2022, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized. For the year ended December 31, 2022, we established $1.4 billion of valuation allowance associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available for sale securities portfolio and $905 million of valuation allowance associated with the unrealized tax capital losses in the non-life insurance companies’ available for sale securities portfolio.
For the year ended December 31, 2022, we recognized a net $31 million decrease in deferred tax asset valuation allowance associated with certain foreign and state jurisdictions, primarily attributable to current year activity.
The following table presents the net deferred tax assets (liabilities) at December 31, 2022 and 2021 on a U.S. GAAP basis:

December 31,
(in millions)	2022	2021
Net U.S. deferred tax assets	$12,094	$14,656
Net deferred tax assets (liabilities) in AOCI	4,958	(2,772)
Valuation allowance	(3,128)	(859)
Subtotal	13,924	11,025
Net foreign, state and local deferred tax assets	2,342	1,817
Valuation allowance	(1,122)	(1,128)
Subtotal	1,220	689
Subtotal - Net U.S., foreign, state and local deferred tax assets	15,144	11,714
Net foreign, state and local deferred tax liabilities	(295)	(235)
Total AIG net deferred tax assets (liabilities)	$14,849	$11,479
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

254	AIG | 2022 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 21. Income Taxes

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
The following table presents a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, excluding interest and penalties:

Years Ended December 31,
(in millions)	2022	2021	2020
Gross unrecognized tax benefits, beginning of year	$1,157	$2,343	$4,762
Increases in tax positions for prior years	29	22	45
Decreases in tax positions for prior years	(33)	(1,233)	(131)
Increases in tax positions for current year	59	37	13
Lapse in statute of limitations	(21)	—	—
Settlements	—	(12)	(2,346)
Gross unrecognized tax benefits, end of year	$1,191	$1,157	$2,343
There was no significant activity in unrecognized tax benefits for the year ended December 31, 2022. The activity in unrecognized tax benefits for the year ended December 31, 2021 is primarily attributable to effective settlement of reserves for uncertain tax positions due to the completion of audit activity by the IRS and New York State. The activity for the year ended December 31, 2020 includes the impact of the binding settlement agreement with the IRS for tax years 1991-2006 with respect to cross border financing transactions. After remeasurement based on the settlement terms, the remaining balances of the unrecognized tax benefits, penalties and interest related to the 1991-2006 tax years are no longer presented as uncertain tax positions and were reclassified as prior year current tax payable.
At December 31, 2022 and 2021 and 2020, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.2 billion, $1.1 billion and $2.3 billion, respectively. Unrecognized tax benefits that would not affect the effective tax rate generally relate to such factors as the timing, rather than the permissibility of the deduction.
Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2022, 2021 and 2020, we had accrued liabilities of $63 million, $69 million and $286 million, respectively for the payment of interest (net of the federal benefit) and penalties. For the years ended December 31, 2022, 2021, and 2020, we accrued expense (benefit) of $(2) million, $(207) million, and $128 million, respectively, for the payment of interest and penalties. The activity in 2022 was due to the completion of audit activity and expiration of a certain statute related to foreign operations. The activity in 2021 was primarily related to the completion of audit activity by the IRS and New York State. The activity in 2020 was primarily attributable to decreases and settlements of interest and penalties associated with the completion of the IRS examination for tax years 1991-2006.
Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.
Listed below are the tax years that remain subject to examination by major tax jurisdictions:

At December 31, 2022	Open Tax Years
Major Tax Jurisdiction
United States	2007-2021
Australia	2018-2021
Canada	2018-2021
France	2019-2021
Japan	2016-2021
Korea	2014-2021
Singapore	2018-2021
United Kingdom	2021-2021

AIG | 2022 Form 10-K	255

Part II
ITEM 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by AIG management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2022. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
AIG management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
AIG management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control – Integrated Framework issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that have occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B | Other Information
Not applicable.

ITEM 9C | Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

256	AIG | 2022 Form 10-K

Part III
ITEM 10 | Directors, Executive Officers and Corporate Governance
All information required by Items 10, 11, 12, 13 and 14 of this Form 10-K is incorporated by reference from the definitive proxy statement for AIG’s 2023 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 11 | Executive Compensation
See Item 10 herein.

ITEM 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See Item 10 herein.

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence
See Item 10 herein.

ITEM 14 | Principal Accountant Fees and Services
See Item 10 herein.

Part IV
ITEM 15 | Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedules. See accompanying Index to Financial Statements.

AIG | 2022 Form 10-K	257

Exhibit Index

Exhibit Number	Description	Location
2	Plan of acquisition, reorganization, arrangement, liquidation or succession
	(1) Purchase Agreement, dated as of July 14, 2021, between AIG and Aztec Holdco LLC (an affiliate of Blackstone Inc.)	Incorporated by reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2021 (File No. 1-8787).
3	Articles of incorporation and by laws
3(i)	Amended and Restated Certificate of Incorporation of AIG, amended and restated May 14, 2020	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on May 15, 2020 (File No. 1-8787).
3(ii)	AIG By-laws, amended and restated December 9, 2020	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 9, 2020 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures	Certain instruments defining the rights of holders of long-term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.
	(1) Description of Registrant’s Securities	Filed herewith.
	(2) Deposit Agreement, dated March 14, 2019, among AIG, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein	Incorporated by reference to Exhibit 4.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 14, 2019 (File No. 1-8787).
(3) Form of depositary receipt representing the Depository Shares (included in Exhibit A to Exhibit 4.2)
	(4) Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(5) First Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 3.500% Senior Notes due 2025 (2025 Notes)	Incorporated by reference to Exhibit 4.2 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(6) Second Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 3.650% Senior Notes due 2027 (2027 Notes)	Incorporated by reference to Exhibit 4.3 to AIG's Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(7) Third Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 3.850% Senior Notes due 2029 (2029 Notes)	Incorporated by reference to Exhibit 4.4 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(8) Fourth Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 3.900% Senior Notes due 2032 (2032 Notes)	Incorporated by reference to Exhibit 4.5 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(9) Fifth Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 4.350% Senior Notes due 2042 (2042 Notes)	Incorporated by reference to Exhibit 4.6 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(10) Sixth Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 4.400% Senior Notes due 2052 (2052 Notes)	Incorporated by reference to Exhibit 4.7 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(11) Form of the 2025 Notes (included in Exhibit 4.5)	Incorporated by reference to Exhibit 4.2 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(12) Form of the 2027 Notes (included in Exhibit 4.6)	Incorporated by reference to Exhibit 4.3 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(13) Form of the 2029 Notes (included in Exhibit 4.7)	Incorporated by reference to Exhibit 4.4 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(14) Form of the 2032 Notes (included in Exhibit 4.8)	Incorporated by reference to Exhibit 4.5 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(15) Form of the 2042 Notes (included in Exhibit 4.9)	Incorporated by reference to Exhibit 4.6 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(16) Form of the 2052 Notes (included in Exhibit 4.10)	Incorporated by reference to Exhibit 4.7 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
9	Voting Trust Agreement	None.
10	Material contracts
	(1) American International Group, Inc. 2010 Stock Incentive Plan*	Incorporated by reference to Appendix B in AIG’s Definitive Proxy Statement, dated April 12, 2010 (Filed No. 1-8787).
	(2) AIG 2010 Stock Incentive Plan Non-Employee Director Deferred Stock Units (DSU) Award Agreement*	Incorporated by reference to Exhibit 10.14 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-8787).

258	AIG | 2022 Form 10-K

Exhibit Number	Description	Location
	(3) Letter Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
	(4) Non-Solicitation and Non-Disclosure Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
	(5) Executive Officer Form of Release and Restrictive Covenant Agreement*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-8787).

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
Incorporated by reference to Exhibit 10.6 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
	(7) AIG 2013 Long-Term Incentive Plan (as amended September 2015)*	Incorporated by reference to Exhibit 10.35 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-8787).
	(8) Form of 2015 Performance Share Units Award Agreement*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
	(9) AIG Clawback Policy*	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
	(10) AIG Annual Short-Term Incentive Plan (as amended and restated effective March 1, 2016)*	Incorporated by reference to Exhibit 10.43 on AIG’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-8787).
	(11) AIG 2013 Omnibus Incentive Plan*	Incorporated by reference to Appendix B in AIG’s Definitive Proxy Statement on Schedule 14A, dated April 4, 2013 (File No. 1-8787).
	(12) Form of AIG 2013 Omnibus Incentive Plan Non-Employee Director DSU Award Agreement*	Incorporated by reference to Exhibit 10.52 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-8787).

(13) Aggregate Excess of Loss Reinsurance Agreement, dated January 20, 2017, by and between AIG Assurance Company, AIG Property Casualty Company, AIG Specialty Insurance Company, AIU Insurance Company, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company Of The State Of Pennsylvania and National Indemnity Company (portions of this exhibit have been redacted pursuant to a request for confidential treatment)
Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).

(14) Trust Agreement, dated January 20, 2017, by and among National Union Fire Insurance Company of Pittsburgh, Pa., National Indemnity Company, and Wells Fargo Bank, National Association (portions of this exhibit have been redacted pursuant to a request for confidential treatment)
Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
	(15) Parental Guarantee Agreement, dated January 20, 2017, by Berkshire Hathaway Inc. in favor of National Union Fire Insurance Company of Pittsburgh, Pa.	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
	(16) Form of AIG Long Term Incentive Award Agreement (as of March 2017)*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2017 (File No. 1-8787).
	(17) Form of Stock Option Award Agreement, between American International Group, Inc. and Brian Duperreault*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on May 15, 2017 (File No. 1-8787).
	(18) Form of Stock Option Award Agreement, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on July 6, 2017 (File No. 1-8787).
	(19) Form of Long Term Incentive Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.60 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-8787).
	(20) AIG Long Term Incentive Plan (as amended March 2018)*	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-8787).

AIG | 2022 Form 10-K	259

Exhibit Number	Description	Location
	(21) Description of Non-Management Director Compensation*	Incorporated by reference to “Compensation of Directors” in AIG’s Definitive Proxy Statement on Schedule 14A, dated March 29, 2022 (File No. 1-8787).
	(22) Letter Agreement, dated May 10, 2018, between AIG and Mark Lyons*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K/A, Amendment No. 1, filed with the SEC on December 14, 2018 (File No. 1-8787).
	(23) Non-Solicitation and Non-Disclosure Agreement, dated May 13, 2018, between AIG and Mark Lyons*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K/A, Amendment No. 1, filed with the SEC on December 14, 2018 (File No. 1-8787).
	(24) Form of AIG Long Term Incentive Award Agreement (as of April 2019)*	Incorporated by reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2019 (File No. 1-8787).
	(25) Form of AIG Long Term Incentive Award Agreement (as of January 2020)*	Incorporated by reference to Exhibit 10.49 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 21, 2020 (File No. 1-8787).

(26) Amended and Restated Combination Coinsurance and Modified Coinsurance Agreement by and between American General Life Insurance Company and Fortitude Reinsurance Company, Ltd., effective as of June 1, 2020 (portions of this exhibit have been redacted pursuant to a request for confidential treatment)
Incorporated by reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2020 (File No. 1-8787).
	(27) AIG 2012 Executive Severance Plan (as amended and restated February 2021)*	Incorporated by reference to Exhibit 10.35 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021 (File No. 1-8787).
	(28) AIG Long Term Incentive Plan (as amended and restated February 2021)*	Incorporated by reference to Exhibit 10.36 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021 (File No. 1-8787).
	(29) AIG Non-Qualified Retirement Income Plan (as amended and restated February 2021)*	Incorporated by reference to Exhibit 10.37 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021 (File No. 1-8787).
	(30) American International Group, Inc. 2021 Omnibus Incentive Plan	Incorporated by reference to Appendix B to AIG’s Definitive Proxy Statement filed with the Commission on March 30, 2021 (File No. 001-08787).
	(31) AIG Long Term Incentive Plan (as amended and restated April 2021)*	Incorporated by reference to Exhibit 10.6 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021 (File No. 1-8787).
	(32) AIG Long Term Incentive Plan Form of Award Agreement (April 2021)*	Incorporated by reference to Exhibit 10.7 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021 (File No. 1-8787).
	(33) AIG Long Term Incentive Plan (as amended and restated September 2021)*	Incorporated by reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2021 (File No. 1-8787).
	(34) AIG Long Term Incentive Plan Form of Award Agreement (September 2021)*	Incorporated by reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2021 (File No. 1-8787).
	(35) Form of AIG 2021 Omnibus Incentive Plan Non-Employee Director DSU Award Agreement*	Incorporated by reference to Exhibit 10.41 to AIG's Annual Report on Form 10-K, filed with the SEC on February 17, 2022 (File No. 1-8787).

(36) Credit Agreement, dated as of November 19, 2021, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, Bank of America, N.A., as Administrative Agent, and each Several L/C Agent party thereto
Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 22, 2021 (File No. 1-8787).
	(37) Letter Agreement, dated December 7, 2021, between AIG and Shane Fitzsimons*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K/A, Amendment No. 1, filed with the SEC on December 9, 2021 (File No. 1-8787).
	(38) 18-Month Delayed Draw Term Agreement, dated as of February 25, 2022, among SAFG Retirement Services, Inc., as borrower, the lenders party thereto and the administrative agent party thereto	Incorporated by Reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2022.
	(39) 3-Year Delayed Draw Term Agreement, dated as of February 25, 2022, among SAFG Retirement Services, Inc., as borrower, the lenders party thereto and the administrative agent party thereto	Incorporated by Reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2022.
	(40) AIG Long-Term Incentive Plan (as amended and restated March 2022)*	Incorporated by Reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2022.
	(41) Form of Long-Term Incentive Award Agreement (as of March 2022)*	Incorporated by Reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2022.

(42) Revolving Credit Agreement, dated as of May 12, 2022 among Corebridge Financial, Inc., the subsidiary borrowers thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, and the several L/C agent party thereto
Incorporated by reference Exhibit 10.1 to AIG’s Current Report on Form 8-K, filed with the SEC on May 13, 2022 (File No. 1-8787).

(43) Amendment Letter, dated as of May 12, 2022, to the Credit Agreement among AIG, the subsidiary borrowers party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, and each several L/C agent party thereto
Incorporated by Reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2022 (File No. 1-8787).

260	AIG | 2022 Form 10-K

Exhibit Number	Description	Location

(44) Amendment Letter, dated as of May 11, 2022, to the 3-Year Delayed Draw Term Loan Agreement among Corebridge Financial, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent
Incorporated by Reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on June on August 8, 2022 (File No. 1-8787).

(45) Amendment Letter, dated as of August 24, 2022, to the 3-Year Delayed Draw Term Loan Agreement among Corebridge Financial, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent
Incorporated by Reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).
	(46) AIG Long Term Incentive Plan (as amended and restated September 2022)	Incorporated by Reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).
	(47) Separation Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Incorporated by Reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).
	(48) Registration Rights Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Incorporated by Reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).
	(49) Transition Services Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Incorporated by Reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).
	(50) Trademark License Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Incorporated by Reference to Exhibit 10.6 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).
	(51) Intellectual Property Assignment Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Incorporated by Reference to Exhibit 10.7 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).
	(52) Grantback License Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Incorporated by Reference to Exhibit 10.8 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).
	(53) Employee Matters Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Incorporated by Reference to Exhibit 10.9 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).
	(54) Tax Matters Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Incorporated by Reference to Exhibit 10.10 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).
	(55) Employment Agreement, dated as of November 10, 2022, by and between American International Group, Inc. and Peter Zaffino*	Filed herewith.
	(56) RSU Award Agreement, between American International Group, Inc. and Peter Zaffino*	Filed herewith.
	(57) Settlement Agreement and Release, dated January 29, 2023, by and between American International Group, Inc. and Mark Lyons*	Incorporated by Reference to Exhibit 99.1 to AIG’s Current Report on Form 8-K, filed with the SEC on January 30, 2023 (File No. 1-8787).
18	Letter of PricewaterhouseCoopers LLP, dated February 17, 2023	Filed herewith.
21	Subsidiaries of Registrant	Filed herewith.
22	Guaranteed Securities	None.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24	Powers of attorney	Included on signature page and filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (ii) the Consolidated Statements of Income (Loss) for the three years ended December 31, 2022, (iii) the Consolidated Statements of Equity for the three years ended December 31, 2022, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2022, (v) the Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2022 and (vi) the Notes to the Consolidated Financial Statements.
Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.
*This exhibit is a management contract or a compensatory plan or arrangement.
**This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16 | Form 10-K Summary
None.

AIG | 2022 Form 10-K	261

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th of February, 2023.

AMERICAN INTERNATIONAL GROUP, INC.

By	/S/ PETER ZAFFINO
(Peter Zaffino, Chairman and Chief Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Zaffino and Sabra Purtill, and each of them severally, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th of February, 2023.

SIGNATURE	TITLE
/S/ PETER ZAFFINO	Chairman and Chief Executive Officer and Director
(Peter Zaffino)
/S/ SABRA PURTILL	Executive Vice President and Interim Chief Financial Officer (Principal Financial Officer)
(Sabra Purtill)
/S/ KATHLEEN CARBONE	Vice President and Chief Accounting Officer (Principal Accounting Officer)
(Kathleen Carbone)
/S/ PAOLA BERGAMASCHI	Director
(Paola Bergamaschi)
/S/ JAMES COLE JR.	Director
(James Cole Jr.)
/S/ W. DON CORNWELL	Director
(W. Don Cornwell)
S/ WILLIAM G. JURGENSEN	Director
(William G. Jurgensen)
/S/ LINDA A. MILLS	Director
(Linda A. Mills)
/S/ PETER R. PORRINO	Director
(Peter R. Porrino)
/S/ JOHN G. RICE	Director
(John G. Rice)
/S/ DOUGLAS M. STEENLAND	Director
(Douglas M. Steenland)
/S/ THERESE M. VAUGHAN	Director
(Therese M. Vaughan)

262	AIG | 2022 Form 10-K

Summary of Investments – Other than Investments in Related Parties

			Schedule I
At December 31, 2022			Amount at which shown in the Balance sheet
(in millions)	Cost(a)	Fair value
Fixed maturities:
U.S. government and government sponsored entities	$7,094	$6,619	$6,619
Obligations of states, municipalities and political subdivisions	13,306	12,210	12,210
Non-U.S. governments	15,199	13,551	13,551
Public utilities	23,095	19,190	19,190
All other corporate debt securities	139,538	121,041	121,041
Mortgage-backed, asset-backed and collateralized	62,246	58,030	58,030
Total fixed maturity securities	260,478	230,641	230,641
Equity securities and mutual funds:
Common stock:
Public utilities	1	1	1
Banks, trust and insurance companies	155	155	155
Industrial, miscellaneous and all other	172	172	172
Total common stock	328	328	328
Preferred stock	32	32	32
Mutual funds	215	215	215
Total equity securities and mutual funds	575	575	575
Mortgage and other loans receivable, net of allowance	49,605	46,007	49,605
Other invested assets	16,739	15,953	15,953
Short-term investments, at cost (approximates fair value)	12,376	12,376	12,376
Derivative assets(b)	514	514	514
Total investments	$340,287	$306,066	$309,664
(a)Original cost of fixed maturities is reduced by repayments and adjusted for amortization of premiums or accretion of discounts.
(b)The balance is reported in Other assets.

AIG | 2022 Form 10-K	263

Condensed Financial Information of Registrant
Balance Sheets – Parent Company Only

		Schedule II
December 31,
(in millions)	2022	2021
Assets:
Short-term investments	$3,389	$4,332
Other investments	1,930	6,671
Total investments	5,319	11,003
Cash	5	3
Loans to subsidiaries(a)	84	45,415
Due from affiliates - net(a)	1,224	1,941
Intercompany tax receivable(a)	329	426
Deferred income taxes	4,992	5,845
Investment in consolidated subsidiaries(a)	43,855	29,713
Other assets	250	406
Total assets	$56,058	$94,752
Liabilities:
Due to affiliates(a)	$1,195	$2,992
Intercompany tax payable(a)	1,633	2,193
Notes and bonds payable	10,323	19,633
Junior subordinated debt	991	1,164
Series AIGFP matched notes and bonds payable	18	18
Loans from subsidiaries(a)	521	739
Other liabilities	1,375	2,057
Total liabilities	16,056	28,796
AIG Shareholders’ equity:
Preferred stock	485	485
Common stock	4,766	4,766
Treasury stock	(56,473)	(51,618)
Additional paid-in capital	80,284	81,851
Retained earnings	33,032	23,785
Accumulated other comprehensive income	(22,092)	6,687
Total AIG shareholders’ equity	40,002	65,956
Total liabilities and equity	$56,058	$94,752
(a)Eliminated in consolidation.
See accompanying Notes to Condensed Financial Information of Registrant.

264	AIG | 2022 Form 10-K

Condensed Financial Information of Registrant (Continued)
Statements of Income – Parent Company Only

			Schedule II
Years Ended December 31,
(in millions)	2022	2021	2020
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$7,924	$(3,370)	$(2,569)
Dividend income from consolidated subsidiaries(a)	2,974	14,699	1,797
Interest income(b)	936	169	348
Net realized losses	(433)	(1)	(149)
Other income (loss)	22	(3)	(1)
Expenses:
Interest expense	631	948	1,043
Net loss on extinguishment of debt	301	304	2
Net (gain) loss on divestitures and other	111	(10)	4,010
Other expenses	960	1,214	980
Income (loss) from continuing operations before income tax benefit	9,420	9,038	(6,609)
Income tax benefit	(838)	(350)	(667)
Net income (loss)	10,258	9,388	(5,942)
Loss from discontinued operations	18	—	(2)
Net income (loss) attributable to AIG Parent Company	$10,276	$9,388	$(5,944)
(a)Eliminated in consolidation.
(b)Includes interest income on intercompany borrowings of $813 million, $131 million and $295 million on December 31, 2022, 2021 and 2020, respectively, eliminated in consolidation.
See accompanying Notes to Condensed Financial Information of Registrant.

Condensed Financial Information of Registrant (Continued)
Statements of Comprehensive Income – Parent Company Only

			Schedule II
Years Ended December 31,
(in millions)	2022	2021	2020
Net income (loss)	$10,276	$9,388	$(5,944)
Other comprehensive income (loss)	(30,819)	(5,725)	8,529
Total comprehensive income attributable to AIG	$(20,543)	$3,663	$2,585
See accompanying Notes to Condensed Financial Information of Registrant.

AIG | 2022 Form 10-K	265

Condensed Financial Information of Registrant (Continued)
Statements of Cash Flows – Parent Company Only

			Schedule II
Years Ended December 31,
(in millions)	2022	2021	2020
Net cash provided by (used in) operating activities	$191	$3,837	$(30)
Cash flows from investing activities:
Sales and maturities of investments	5,205	4,228	5,181
Sales of divested businesses	—	—	2,225
Purchase of investments	(90)	(5,761)	(3,250)
Net change in short-term investments	945	2,647	(3,559)
Contributions from (to) subsidiaries - net	(330)	403	(964)
Loans to subsidiaries - net	8,427	(104)	(22)
Other, net	45	(41)	(402)
Net cash provided by (used in) investing activities	14,202	1,372	(791)
Cash flows from financing activities:
Issuance of long-term debt	—	—	4,065
Repayments of long-term debt	(9,364)	(3,703)	(1,696)
Cash dividends paid on preferred stock	(29)	(29)	(29)
Cash dividends paid on common stock	(982)	(1,083)	(1,103)
Loans from subsidiaries - net	(224)	3	16
Purchase of common stock	(5,200)	(2,598)	(500)
Other, net	1,408	2,201	(33)
Net cash provided by (used in) financing activities	(14,391)	(5,209)	720
Change in cash and restricted cash	2	—	(101)
Cash and restricted cash at beginning of year	4	4	105
Cash and restricted cash at end of year	$6	$4	$4

Supplementary disclosure of cash flow information:
	Years Ended December 31,
(in millions)	2022	2021	2020
Cash	$5	$3	$3
Restricted cash included in Other assets	1	1	1
Total cash and restricted cash shown in Statements of Cash Flows – Parent Company Only	$6	$4	$4

Cash (paid) received during the period for:
Interest:
Third party	$(716)	$(941)	$(1,014)
Intercompany	63	1	—
Taxes:
Income tax authorities	(348)	(494)	(466)
Intercompany	1,120	1,950	1,592
Intercompany non-cash financing and investing activities:
Capital contributions	660	2,284	333
Return of capital	—	1,365	—
Dividend received in the form of intercompany note	—	8,300	—
Dividends received in the form of securities	494	1,289	879
See accompanying Notes to Condensed Financial Information of Registrant.

266	AIG | 2022 Form 10-K

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
American International Group, Inc.’s (the Registrant) investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto of American International Group, Inc. and subsidiaries included in the Registrant’s 2022 Annual Report on Form 10-K for the year ended December 31, 2022 (Annual Report on Form 10-K) filed with the Securities and Exchange Commission on February 17, 2023.
The Registrant includes in its Statement of Income dividends from its subsidiaries and equity in undistributed income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.
The five-year debt maturity schedule is incorporated by reference from Note 14 to Consolidated Financial Statements.
On December 14, 2022, AIG announced that its wholly-owned subsidiary, AIG Financial Products Corp. (AIGFP), filed a voluntary petition to reorganize under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware and filed a proposed plan of reorganization. The reorganization will not have a material impact on the consolidated balance sheets of AIG or our respective businesses. AIGFP has no material operations or businesses and no employees. In conjunction with the bankruptcy filing, AIGFP and its consolidated subsidiaries were deconsolidated from the results of AIG, resulting in a pre-tax loss of $114 million reported in Net gain (loss) on divestitures and other. The AIGFP loan receivable of $37.6 billion was reclassified to a third party asset, which has a full allowance for credit losses. In addition, AIGFP and its subsidiaries were determined to be an unconsolidated variable interest entity.
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
Under the U.S. federal tax laws, AIGFP will continue to join in filing of AIG’s consolidated U.S. federal income tax return and AIGFP’s net operating losses continue to be available to offset taxable income of AIG’s consolidated U.S. federal income tax group. Accordingly, deferred tax assets related to AIGFP’s net operating losses remain part of AIG’s deferred tax assets as of December 31, 2022. No additional valuation allowance is required in connection with AIGFP’s reorganization.
Income taxes in the accompanying Condensed Balance Sheets are composed of the Registrant’s current and deferred tax assets, the consolidated group’s current income tax receivable and deferred taxes related to tax attribute carryforwards of AIG’s U.S. consolidated federal income tax group.
The consolidated U.S. deferred tax asset for net operating loss and tax credit carryforwards are recorded by the Parent Company, which files the consolidated U.S. Federal income tax return, and are not allocated to its subsidiaries. Generally, as, and if, the consolidated net operating losses and other tax attribute carryforwards are utilized, the intercompany tax balance will be settled with the subsidiaries.
For additional information, see Note 21 to the Consolidated Financial Statements.

AIG | 2022 Form 10-K	267

Supplementary Insurance Information

				Schedule III
At December 31, 2022, 2021

Segment (in millions)	Deferred Policy Acquisition Costs	Liability for Unpaid Losses and Loss Adjustment Expenses, Future Policy Benefits	Unearned Premiums	Policy and Contract Claims
2022
General Insurance	$2,307	$71,599	$18,253	$—
Life and Retirement	13,211	57,266	59	1,309
Other Operations(a)	—	5,525	26	147
	$15,518	$134,390	$18,338	$1,456
2021
General Insurance	$2,428	$75,500	$19,209	$—
Life and Retirement	8,086	57,749	68	1,460
Other Operations(a)	—	5,727	36	89
	$10,514	$138,976	$19,313	$1,549

For the years ended December 31, 2022, 2021, and 2020

Segment (in millions)	Premiums and Policy Fees	Net Investment Income	Losses and Loss Expenses Incurred, Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
2022
General Insurance	$25,340	$2,382	$15,407	$3,533	$4,352	$25,512
Life and Retirement	8,480	8,347	11,340	1,130	2,504	—
Other Operations(a)	1,009	1,038	(267)	307	2,339	1,248
	$34,829	$11,767	$26,480	$4,970	$9,195	$26,760
2021
General Insurance	$25,057	$3,304	$16,097	$3,530	$4,375	$25,890
Life and Retirement	9,080	9,521	11,944	973	2,636	—
Other Operations(a)	173	1,787	(96)	70	1,779	527
	$34,310	$14,612	$27,945	$4,573	$8,790	$26,417
2020
General Insurance	$23,662	$2,925	$16,803	$3,538	$4,345	$22,959
Life and Retirement	7,498	8,881	10,435	632	2,522	—
Other Operations(a)	280	1,825	1,190	41	1,529	497
	$31,440	$13,631	$28,428	$4,211	$8,396	$23,456
(a)Includes consolidation and elimination entries and reconciling items from adjusted pre-tax income to pre-tax income. See Note 3 to the Consolidated Financial Statements.

268	AIG | 2022 Form 10-K

Reinsurance

					Schedule IV
For the years ended December 31, 2022, 2021, and 2020

(in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percent of Amount Assumed to Net
2022
Long-duration insurance in-force	$1,280,831	$346,879	$188	$934,140	—%
Premiums earned:
General Insurance companies	$32,053	$12,425	$7,137	$26,765	26.7%
Life and Retirement companies	4,738	964	1,318	5,092	25.9
Total	$36,791	$13,389	$8,455	$31,857	26.5%
2021
Long-duration insurance in-force	$1,280,090	$363,008	$192	$917,274	—%
Premiums earned:
General Insurance companies	$30,279	$11,301	$6,640	$25,618	25.9%
Life and Retirement companies	4,596	1,220	2,265	5,641	40.2
Total	$34,875	$12,521	$8,905	$31,259	28.5%
2020
Long-duration insurance in-force	$1,243,389	$349,453	$225	$894,161	—%
Premiums earned:
General Insurance companies	$28,596	$10,435	$5,984	$24,145	24.8%
Life and Retirement companies	4,381	1,061	1,058	4,378	24.2
Total	$32,977	$11,496	$7,042	$28,523	24.7%
Valuation and Qualifying Accounts

							Schedule V
For the years ended December 31, 2022, 2021, and 2020

(in millions)	Balance, Beginning of year	Initial Allowance Upon CECL Adoption	Charged to Costs and Expenses	Charge Offs	Divestitures	Other Changes(a)	Balance, End of year
2022
Allowance for mortgage and other loans receivable(b)	$629	$—	$104	$(17)	$—	$—	$716
Allowance for premiums and insurances balances receivable	185	—	—	(15)	—	(1)	169
Allowance for reinsurance assets	333	—	(39)	(5)	—	6	295
Federal and foreign valuation allowance for deferred tax assets	1,987	—	(25)	—	—	2,284	4,246
2021
Allowance for mortgage and other loans receivable	$814	$—	$(164)	$(2)	$(19)	$—	$629
Allowance for premiums and insurances balances receivable	205	—	(15)	(2)	—	(3)	185
Allowance for reinsurance assets	326	—	24	(17)	—	—	333
Federal and foreign valuation allowance for deferred tax assets	1,330	—	718	—	—	(61)	1,987
2020
Allowance for mortgage and other loans receivable	$438	$318	$75	$(17)	$—	$—	$814
Allowance for premiums and insurances balances receivable	178	34	6	(12)	—	(1)	205
Allowance for reinsurance assets	151	172	12	(9)	—	—	326
Federal and foreign valuation allowance for deferred tax assets	1,425	—	(65)	—	—	(30)	1,330
(a)Includes recoveries of amounts previously charged off and reclassifications to/from other accounts.
(b)Excludes $37.6 billion loan receivable from AIGFP, which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1 to the Consolidated Financial Statements.

AIG | 2022 Form 10-K	269