Form 10-Q
period 2023-03-31
AMERICAN INTERNATIONAL GROUP, INC.
filed 2023-05-05
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2023, there were 723,752,512 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

FORM 10-Q

AIG | First Quarter 2023 Form 10-Q	1

Part I – Financial Information
Item 1. | Financial Statements

American International Group, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	March 31, 2023	December 31, 2022
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $136 in 2023 and $186 in 2022 (amortized cost: 2023 - $254,179; 2022 - $255,993)*	$229,397	$226,156
Other bond securities, at fair value (See Note 5)*	4,762	4,485
Equity securities, at fair value (See Note 5)*	591	575
Mortgage and other loans receivable, net of allowance for credit losses of $38,421 in 2023 and $38,351 in 2022*	50,830	49,605
Other invested assets (portion measured at fair value: 2023 - $12,163; 2022 - $12,042)*	16,104	15,953
Short-term investments, including restricted cash of $105 in 2023 and $140 in 2022 (portion measured at fair value: 2023 - $6,866; 2022 - $5,708)*	13,253	12,376
Total investments	314,937	309,150
Cash*	1,923	2,043
Accrued investment income*	2,451	2,376
Premiums and other receivables, net of allowance for credit losses and disputes of $175 in 2023 and $169 in 2022	15,523	13,243
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2023 and $0 in 2022	31,149	30,751
Reinsurance assets - other, net of allowance for credit losses and disputes of $278 in 2023 and $295 in 2022	41,706	38,971
Deferred income taxes	14,480	14,804
Deferred policy acquisition costs	13,304	12,857
Market risk benefit assets, at fair value	830	796
Other assets, net of allowance for credit losses of $49 in 2023 and $49 in 2022, including restricted cash of $30 in 2023 and $33 in 2022 (portion measured at fair value: 2023 - $726; 2022 - $621)*	12,967	12,384
Separate account assets, at fair value	87,357	84,853
Total assets	$536,627	$522,228
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2023 and $14 in 2022	$75,793	$75,167
Unearned premiums	20,817	18,338
Future policy benefits for life and accident and health insurance contracts	54,846	51,914
Policyholder contract deposits (portion measured at fair value: 2023 - $6,109; 2022 - $5,408)	157,896	155,984
Market risk benefit liabilities, at fair value	5,144	4,736
Other policyholder funds	3,461	3,463
Fortitude Re funds withheld payable (portion measured at fair value: 2023 - $(1,863); 2022 - $(2,235))	30,368	30,383
Other liabilities (portion measured at fair value: 2023 - $367; 2022 - $343)*	28,595	26,757
Short-term and long-term debt, of which $1,500 is short-term debt in 2023 and 2022 (portion measured at fair value: 2023 - $72; 2022 - $56)	22,100	21,299
Debt of consolidated investment entities*	3,944	5,880
Separate account liabilities	87,357	84,853
Total liabilities	490,321	478,774
Contingencies, commitments and guarantees (See Note 14)
AIG shareholders’ equity:
Series A non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares authorized; shares issued: 2023 - 20,000 and 2022 - 20,000; liquidation preference $500	485	485
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2023 - 1,906,671,492 and 2022 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2023 - 1,179,092,272 shares; 2022 - 1,172,543,436 shares of common stock	(56,857)	(56,473)
Additional paid-in capital	79,562	79,915
Retained earnings	34,690	34,893
Accumulated other comprehensive loss	(19,329)	(22,616)
Total AIG shareholders’ equity	43,317	40,970
Non-redeemable noncontrolling interests	2,989	2,484
Total equity	46,306	43,454
Total liabilities and equity	$536,627	$522,228
*See Note 9 for details of balances associated with variable interest entities.
See accompanying Notes to Condensed Consolidated Financial Statements.

2	AIG | First Quarter 2023 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended March 31,
(dollars in millions, except per common share data)	2023	2022
Revenues:
Premiums	$8,481	$7,120
Policy fees	698	730
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	3,087	2,946
Net investment income - Fortitude Re funds withheld assets	446	291
Total net investment income	3,533	3,237
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	(713)	401
Net realized losses on Fortitude Re funds withheld assets	(31)	(140)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(1,165)	3,318
Total net realized gains (losses)	(1,909)	3,579
Other income	181	278
Total revenues	10,984	14,944
Benefits, losses and expenses:
Policyholder benefits and losses incurred (including remeasurement (gains) losses of $64 and $146 for the three months ended March 31, 2023 and 2022, respectively)	6,397	5,060
Change in the fair value of market risk benefits, net	196	(233)
Interest credited to policyholder account balances	1,040	879
Amortization of deferred policy acquisition costs	1,293	1,137
General operating and other expenses	1,980	2,164
Interest expense	307	263
Net (gain) loss on divestitures and other	2	(40)
Total benefits, losses and expenses	11,215	9,230
Income (loss) from continuing operations before income tax expense (benefit)	(231)	5,714
Income tax expense (benefit)	(144)	1,154
Income (loss) from continuing operations	(87)	4,560
Income from discontinued operations, net of income taxes	—	—
Net income (loss)	(87)	4,560
Less:
Net income (loss) from continuing operations attributable to noncontrolling interests	(117)	387
Net income (loss) attributable to AIG	30	4,173
Less: Dividends on preferred stock	7	7
Net income (loss) attributable to AIG common shareholders	$23	$4,166
Income per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$0.03	$5.10
Income from discontinued operations	$—	$—
Net income (loss) attributable to AIG common shareholders	$0.03	$5.10
Diluted:
Income (loss) from continuing operations	$0.03	$5.04
Income from discontinued operations	$—	$—
Net income (loss) attributable to AIG common shareholders	$0.03	$5.04
Weighted average shares outstanding:
Basic	738,661,428	816,314,273
Diluted	744,099,186	826,012,610
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2023 Form 10-Q	3

American International Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Net income (loss)	$(87)	$4,560
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	6	(45)
Change in unrealized appreciation (depreciation) of all other investments	4,252	(16,141)
Change in fair value of market risk benefits related to our own credit risk	75	782
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	(420)	2,290
Change in foreign currency translation adjustments	(28)	(6)
Change in retirement plan liabilities adjustment	28	9
Other comprehensive income (loss)	3,913	(13,111)
Comprehensive income (loss)	3,826	(8,551)
Comprehensive income (loss) attributable to noncontrolling interests	509	(625)
Comprehensive income (loss) attributable to AIG	$3,317	$(7,926)
See accompanying Notes to Condensed Consolidated Financial Statements.

4	AIG | First Quarter 2023 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Equity (unaudited)

(in millions, except per share data)	Preferred Stock and Additional Paid-in Capital	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Three Months Ended March 31, 2023
Balance, beginning of the year	$485	$4,766	$(56,473)	$79,915	$34,893	$(22,616)	$40,970	$2,484	$43,454
Common stock issued under stock plans	—	—	219	(366)	—	—	(147)	—	(147)
Purchase of common stock	—	—	(603)	—	—	—	(603)	—	(603)
Net income (loss) attributable to AIG or noncontrolling interests	—	—	—	—	30	—	30	(117)	(87)
Dividends on preferred stock ($365.625 per share)	—	—	—	—	(7)	—	(7)	—	(7)
Dividends on common stock ($0.32 per share)	—	—	—	—	(234)	—	(234)	—	(234)
Other comprehensive income	—	—	—	—	—	3,287	3,287	626	3,913
Contributions from noncontrolling interests	—	—	—	—	—	—	—	16	16
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(58)	(58)
Other	—	—	—	13	8	—	21	38	59
Balance, end of period	$485	$4,766	$(56,857)	$79,562	$34,690	$(19,329)	$43,317	$2,989	$46,306

Three Months Ended March 31, 2022
Balance, beginning of year*	$485	$4,766	$(51,618)	$81,669	$25,695	$5,071	$66,068	$2,966	$69,034
Common stock issued under stock plans	—	—	230	(320)	—	—	(90)	—	(90)
Purchase of common stock	—	—	(1,403)	—	—	—	(1,403)	—	(1,403)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	4,173	—	4,173	387	4,560
Dividends on preferred stock ($365.625 per share)	—	—	—	—	(7)	—	(7)	—	(7)
Dividends on common stock ($0.32 per share)	—	—	—	—	(258)	—	(258)	—	(258)
Other comprehensive loss	—	—	—	—	—	(12,099)	(12,099)	(1,012)	(13,111)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(132)	(132)
Other	—	—	—	89	(16)	—	73	—	73
Balance, end of period	$485	$4,766	$(52,791)	$81,438	$29,587	$(7,028)	$56,457	$2,209	$58,666
*Updated to reflect the adoption of long-duration targets improvements, see Note 2.
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2023 Form 10-Q	5

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Cash flows from operating activities:
Net income (loss)	$(87)	$4,560
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net losses on sales of securities available for sale and other assets	450	165
Net (gain) loss on divestitures and other	2	(40)
Unrealized gains in earnings - net	(112)	(873)
Change in the fair value of market risk benefits in earnings, net	316	(496)
Equity in income from equity method investments, net of dividends or distributions	(12)	(91)
Depreciation and other amortization	1,186	1,134
Impairments of assets	11	—
Changes in operating assets and liabilities:
Insurance reserves	3,015	1,256
Premiums and other receivables and payables - net	641	(4,166)
Reinsurance assets, net	(2,561)	(807)
Capitalization of deferred policy acquisition costs	(1,689)	(1,402)
Current and deferred income taxes - net	(200)	1,098
Other, net	(463)	(299)
Total adjustments	584	(4,521)
Net cash provided by operating activities	497	39
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	10,676	6,097
Other securities	313	411
Other invested assets	413	795
Divestitures, net	32	—
Maturities of fixed maturity securities available for sale	4,130	5,674
Principal payments received on and sales of mortgage and other loans receivable	957	1,921
Purchases of:
Available for sale securities	(13,607)	(12,263)
Other securities	(481)	(1,061)
Other invested assets	(443)	(674)
Mortgage and other loans receivable	(2,009)	(3,515)
Net change in short-term investments	(1,152)	3,645
Other, net	(303)	(177)
Net cash provided by (used in) investing activities	(1,474)	853
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	8,226	6,410
Policyholder contract withdrawals	(6,468)	(4,802)
Issuance of long-term debt	743	11
Issuance of debt of consolidated investment entities	36	697
Repayments of long-term debt	(1)	(7)
Repayments of debt of consolidated investment entities	(127)	(737)
Purchase of common stock	(577)	(1,394)
Dividends paid on preferred stock	(7)	(7)
Dividends paid on common stock	(234)	(258)
Other, net	(774)	(490)
Net cash provided by (used in) financing activities	817	(577)
Effect of exchange rate changes on cash and restricted cash	2	(13)
Net increase (decrease) in cash and restricted cash	(158)	302
Cash and restricted cash at beginning of year	2,216	2,427
Cash and restricted cash at end of period	$2,058	$2,729

6	AIG | First Quarter 2023 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)(continued)
Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Three Months Ended March 31,
(in millions)	2023	2022
Cash	$1,923	$2,537
Restricted cash included in Short-term investments*	105	152
Restricted cash included in Other assets*	30	40
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$2,058	$2,729
Cash paid during the period for:
Interest	$165	$243
Taxes	$56	$56
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk transfer transactions	$1,424	$—
Fixed maturity securities received in connection with reinsurance transactions	$—	$2
Fixed maturity securities transferred in connection with reinsurance transactions	$(680)	$(204)
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$1,107	$854
Fee income debited to policyholder contract deposits included in financing activities	$(524)	$(420)
*Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to real estate.
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2023 Form 10-Q	7

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 1. Basis of Presentation

1. Basis of Presentation
American International Group, Inc. (AIG) is a leading global insurance organization serving customers in approximately 70 countries and jurisdictions. AIG companies serve commercial and individual customers through one of the most extensive worldwide property casualty networks of any insurer. In addition, AIG Life and Retirement companies are leading providers of life insurance and retirement services in the United States. AIG Common Stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG). Unless the context indicates otherwise, the terms “AIG,” “we,” “us,” “our” or "the Company" mean American International Group, Inc. and its consolidated subsidiaries and the term “AIG Parent” means American International Group, Inc. and not any of its consolidated subsidiaries.
These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) and should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the 2022 Annual Report). The condensed consolidated financial information as of December 31, 2022 included herein has been derived from the audited Consolidated Financial Statements in the 2022 Annual Report.
Prior to the fourth quarter ending December 31, 2022, certain of our foreign subsidiaries included in the Condensed Consolidated Financial Statements report on the basis of a fiscal year ending November 30. For these periods, the effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these Condensed Consolidated Financial Statements has been considered for adjustment and/or disclosure. Effective with the fourth quarter of the year ended December 31, 2022, these foreign subsidiaries now report on the basis of a calendar year ending December 31, and corresponding calendar quarters. For additional information on the change in fiscal year of these foreign subsidiaries, see Note 1 in our 2022 Annual Report. In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2023 and prior to the issuance of these Condensed Consolidated Financial Statements.
We adopted targeted improvements to the accounting for long-duration contracts (the standard or LDTI) on January 1, 2023 with a transition date of January 1, 2021. In accordance with the transition guidance in the standard, we updated our prior period Condensed Consolidated Financial Statements presented herein to reflect LDTI. For additional detail, see Note 2.
SALES/DISPOSALS OF ASSETS AND BUSINESSES
Separation of Life and Retirement Business and Relationship with Blackstone Inc.
On September 19, 2022, AIG closed on the initial public offering (IPO) of 80 million shares of Corebridge Financial, Inc. (Corebridge) common stock at a public offering price of $21.00 per share, representing 12.4 percent of Corebridge's common stock. Corebridge is the holding company for AIG’s Life and Retirement business. The aggregate gross proceeds of the offering to AIG, before deducting underwriting discounts and commissions and other expenses payable by AIG, were approximately $1.7 billion. After consideration of underwriting discounts, commissions and other related expenses payable by AIG, AIG recorded $497 million as an increase in AIG’s shareholder’s equity, recalculated on an LDTI basis.
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
Following the IPO, AIG owned 77.7 percent of the outstanding common stock of Corebridge. At March 31, 2023 AIG owns 77.3 percent of the outstanding common stock of Corebridge due to the settlement of Corebridge's vested employee stock compensation awards. AIG continues to consolidate the assets, liabilities, and results of operations of Corebridge in AIG’s Condensed Consolidated Financial Statements. The portion of equity interest of Corebridge that AIG does not own is reflected as noncontrolling interest in AIG’s Condensed Consolidated Financial Statements.

8	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 1. Basis of Presentation

Other Events
On December 14, 2022, AIG announced that its wholly-owned subsidiary, AIG Financial Products Corp. (AIGFP), filed a voluntary petition to reorganize under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware and filed a proposed plan of reorganization. The reorganization will not have a material impact on the consolidated balance sheets of AIG or our respective businesses. AIGFP has no material operations or businesses and no employees. In conjunction with the bankruptcy filing, AIGFP and its consolidated subsidiaries were deconsolidated from the results of AIG, resulting in a pre-tax loss of $114 million for the twelve months ended December 31, 2022, reported in Net gain (loss) on divestitures and other. In addition, AIGFP and its subsidiaries were determined to be an unconsolidated variable interest entity.
USE OF ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires the application of accounting policies that often involve a significant degree of judgment. Accounting policies that we believe are most dependent on the application of estimates and assumptions are considered our critical accounting estimates and are related to the determination of:
•loss reserves;
•valuation of future policy benefit liabilities and recognition of measurement gains and losses;
•valuation of market risk benefits (MRBs) related to guaranteed benefit features of variable annuity, fixed annuity and fixed index annuity products;
•valuation of embedded derivative liabilities for fixed index annuity and index universal life products;
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

AIG | First Quarter 2023 Form 10-Q	9

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

2. Summary of Significant Accounting Policies
There were no material changes to our significant accounting policies with the exception of the policies listed below which were impacted by the adoption of LDTI. For additional information on our significant accounting policies not impacted by the adoption LDTI, see Note 2 to the Consolidated Financial Statements in the 2022 Annual Report.
The following list identifies our significant accounting policies presented in other Notes to these Condensed Consolidated Financial Statements, with a reference to the Note where a detailed description can be found:
Note 5. Investments
•Net realized gains (losses)
Note 6. Lending Activities
Note 7. Reinsurance
•Reinsurance assets – net of allowance
Note 8. Deferred Policy Acquisition Costs
•Deferred policy acquisition costs
•Deferred sales inducements
•Amortization of deferred policy acquisition costs
Note 11. Insurance Liabilities
•Future policy benefits
•Policyholder contract deposits
•Other policyholder funds
Note 12. Market Risk Benefits
Note 13. Separate Account Assets and Liabilities
OTHER SIGNIFICANT ACCOUNTING POLICIES
Insurance revenues include premiums and policy fees. All premiums and policy fees are presented net of reinsurance, as applicable. Premiums from long-duration life products, other than universal and variable life contracts, are recognized as revenues when due. Premiums from individual and group annuity contracts that are life contingent are recognized as revenues when due.
For limited payment contracts, premiums are due over a significantly shorter period than the period over which benefits are provided. Prior to the adoption of LDTI on January 1, 2021, the difference between the gross premium received and the net premium was deferred and recognized in premiums in a constant relationship to insurance in-force, or for annuities, the amount of expected future policy benefits. This Deferred Profit Liability (DPL) was recorded in the Condensed Consolidated Balance Sheets in Other policyholder funds. After January 1, 2021, the difference between the gross premium received and recorded as revenue and the net premium is deferred and recognized in Policyholder benefits in a constant relationship to insurance in-force, or for annuities, the amount of expected future policy benefits. This DPL is recorded in the Condensed Consolidated Balance Sheets in Future policy benefits for life and accident and health insurance contracts.
Prior to the adoption of LDTI on January 1, 2021, reinsurance premiums ceded under yearly renewable term (YRT) reinsurance agreements were recognized as a reduction in revenues over the period the reinsurance coverage was utilized in proportion to the risks to which the premiums relate, while premiums ceded under modified coinsurance (modco) treaties were recognized when due. After January 1, 2021 all reinsurance premiums ceded are recognized when due, following a ceded net premium ratio methodology that also accrues a proportionate amount of estimated benefits.
Reinsurance premiums for assumed business are estimated based on information received from ceding companies and reinsurers. Any subsequent differences that arise regarding such estimates are recorded in the periods in which they are determined.
Amounts received as payment for investment-oriented contracts such as universal life, variable annuities, fixed annuities, and fixed index annuities, are reported as deposits to Policyholder contract deposits or Separate account liabilities, as applicable. Revenues from these contracts are recorded in policy fees and consist of policy charges for the cost of insurance, policy administration charges, surrender charges and amortization of unearned revenue reserves. Policy fees are recognized as revenues in the period in which they are assessed against policyholders, unless the fees are designed to compensate AIG for services to be provided in the future. Prior to the adoption of LDTI on January 1, 2021, fees deferred as unearned revenue were amortized in relation to the incidence of estimated gross profits (EGPs) to be realized over the estimated lives of the contracts. After January 1, 2021 fees deferred as unearned revenue

10	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

are amortized on a constant level basis over the estimated lives of the contracts, consistent with the amortization of deferred acquisition costs. This unearned revenue reserve is recorded in the Condensed Consolidated Balance Sheets in Other policyholder funds.
ACCOUNTING STANDARDS ADOPTED DURING 2023
Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the Financial Accounting Standards Board (FASB) issued an accounting standard update with the objective of making targeted improvements to the existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity.
The Company adopted the standard on January 1, 2023 using the modified retrospective transition method relating to liabilities for traditional and limited payment contracts and deferred policy acquisition costs. The Company also adopted the standard in relation to MRBs on a full retrospective basis. As of the January 1, 2021 transition date (Transition Date), the impact of the adoption of the standard was a net decrease to beginning Accumulated other comprehensive income (loss) (AOCI) of $2.2 billion and a net increase to beginning Retained earnings of $933 million primarily driven by (1) changes related to MRBs in our Individual Retirement and Group Retirement operating segments, including the impact of non-performance risk adjustments which reclassified the portion of the changes in fair value attributable to non-performance risk from Retained earnings to AOCI, (2) changes to the discount rate which most significantly impacted our Life Insurance and Institutional Markets operating segments, and (3) the removal of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments.
The accounting for the Fortitude Reinsurance Company Ltd. (Fortitude Re) reinsurance contracts, including the discount rates, continued to be calculated using the same methodology and assumptions as the direct policies, and therefore have been recalculated on an LDTI basis. The accounting for reinsurance transactions between AIG and Fortitude Re structured as modified coinsurance (modco) remained unchanged.
Market risk benefits: The standard requires the measurement of all MRBs (e.g., living benefit and death benefit guarantees associated with variable annuities) associated with deposit (or account balance) contracts at fair value at each reporting period. Changes in fair value compared to prior periods are recorded and presented separately within the income statement, with the exception of our own credit risk, which are recognized in Other comprehensive income. MRBs impacted both Retained earnings and AOCI upon transition.
The accounting for MRBs primarily impacted our Individual Retirement and Group Retirement operating segments. For additional disclosures about MRBs, see Note 12.
Discount rate assumption: The standard requires the discount rate assumption for the liability for future policy benefits to be updated at the end of each reporting period using an upper-medium grade (low credit risk) fixed income instrument yield that maximizes the use of observable market inputs. Upon transition, the Company had an adjustment to AOCI due to the fact that the market upper-medium grade (low credit risk) interest rates as of the Transition Date differed from reserve interest accretion rates.
Following adoption, the impact of changes to discount rates are recognized through Other comprehensive income. Changes resulting from updating the discount rate each reporting period primarily impact term life insurance and other traditional life insurance products, as well as pension risk transfer (PRT) and structured settlement products. For additional information on the discount rate assumption under accounting for Long-Duration Contracts Standard, see Note 11.
Removal of balances related to changes in unrealized appreciation (depreciation) on investments: Under the standard, the majority of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments were eliminated.
In addition to the above, the standard also:
•Requires the review and, if necessary, update of future policy benefit assumptions at least annually for traditional and limited pay long duration contracts, with the recognition and separate presentation of any resulting re-measurement gain or loss (except for discount rate changes as noted above) in the Condensed Consolidated Statements of Income (Loss). For additional information, see Note 11.
•Simplifies the amortization of DAC to a constant level basis over the expected term of the related contracts with adjustments for unexpected terminations, and no longer requires an impairment test. For additional information, see Note 8.
•Increases disclosures of disaggregated rollforwards of several balances, including but not limited to liabilities for future policy benefits, deferred acquisition costs, account balances, MRBs, separate account liabilities and information about significant inputs, judgments and methods used in measurement and changes thereto and impact of those changes.

AIG | First Quarter 2023 Form 10-Q	11

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

The following table presents the impacts in connection with the adoption of LDTI on January 1, 2021 as well as cross references to the applicable notes herein for additional information:

	Pre-Adoption, December 31, 2020	Cumulative Effect Adjustment as of January 1, 2021	Updated Balances Post Adoption of LDTI
(in millions)
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes(a)	34,578	7,666	42,244
Reinsurance assets - other, net of allowance for credit losses and disputes(a)	38,963	469	39,432
Deferred income taxes	12,624	339	12,963
Deferred policy acquisition costs(b)	9,805	3,150	12,955
Market risk benefit assets(c)	—	338	338
Other assets, net of allowance for credit losses(d)	13,122	398	13,520
Total assets	586,481	12,360	598,841
Future policy benefits for life and accident and health insurance contracts(e)	56,878	10,486	67,364
Policyholder contract deposits(e)	154,470	(6,247)	148,223
Market risk benefit liabilities(c)	—	8,739	8,739
Other policyholder funds(f)	3,548	248	3,796
Other liabilities(g)	27,122	398	27,520
Total liabilities	519,282	13,624	532,906
Retained earnings	15,504	933	16,437
Accumulated other comprehensive income (loss)	13,511	(2,197)	11,314
Total AIG Shareholders' equity	66,362	(1,264)	65,098
Total equity	67,199	(1,264)	65,935
Total liabilities and equity	586,481	12,360	598,841
(a)For additional information on the transition impacts associated with LDTI, see Note 7.
(b)For additional information on the transition impacts associated with LDTI, see Note 8.
(c)For additional information on the transition impacts associated with LDTI, see Note 12.
(d)Other assets include deferred sales inducement assets. For additional information on the transition impacts associated with LDTI, see Note 8.
(e)For additional information on the transition impacts associated with LDTI, see Note 11.
(f)Other policyholder funds include Unearned Revenue Reserve (URR). For additional information on the transition impacts associated with LDTI, see Note 11.
(g)Other liabilities include deferred cost of reinsurance liabilities. For additional information on the transition impacts associated with LDTI, see Note 7.
The following table presents the impacts in connection with the adoption of LDTI on January 1, 2021 on our previously reported Condensed Consolidated Balance Sheets as of December 31, 2022:

	As Previously Reported	Effect of Change	Updated Balances Post Adoption of LDTI
(in millions)
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes	32,159	(1,408)	30,751
Reinsurance assets - other, net of allowance for credit losses and disputes	39,434	(463)	38,971
Deferred income taxes	15,144	(340)	14,804
Deferred policy acquisition costs	15,518	(2,661)	12,857
Market risk benefit assets	—	796	796
Other assets, net of allowance for credit losses	12,714	(330)	12,384
Total assets	526,634	(4,406)	522,228
Future policy benefits for life and accident and health insurance contracts	59,223	(7,309)	51,914
Policyholder contract deposits	158,891	(2,907)	155,984
Market risk benefit liabilities	—	4,736	4,736
Other policyholder funds	3,909	(446)	3,463
Other liabilities	26,456	301	26,757
Total liabilities	484,399	(5,625)	478,774
Additional paid-in capital	80,284	(369)	79,915
Retained earnings	33,032	1,861	34,893
Accumulated other comprehensive income (loss)	(22,092)	(524)	(22,616)
Total AIG Shareholders' equity	40,002	968	40,970
Non-redeemable noncontrolling interests	2,233	251	2,484
Total equity	42,235	1,219	43,454
Total liabilities and equity	526,634	(4,406)	522,228

12	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

The following table presents the impacts in connection with the adoption of LDTI on January 1, 2021 on our previously reported Condensed Consolidated Statements of Income (Loss):

Three Months Ended March 31, 2022	As Previously Reported	Effect of Change	Updated Balances Post Adoption of LDTI
(in millions, except per common share data)
Revenues:
Premiums	$7,110	$10	$7,120
Policy fees	764	(34)	730
Total net realized gains (losses)	4,419	(840)	3,579
Total revenues	15,808	(864)	14,944
Benefits, losses and expenses:
Policyholder benefits and losses incurred	5,255	(195)	5,060
Change in the fair value of market risk benefits, net	—	(233)	(233)
Interest credited to policyholder account balances	877	2	879
Amortization of deferred acquisition costs	1,437	(300)	1,137
General operating and other expenses	2,181	(17)	2,164
Total benefits, losses and expenses	9,973	(743)	9,230
Income (loss) from continuing operations before income tax expense (benefit)	5,835	(121)	5,714
Income tax expense (benefit)	1,179	(25)	1,154
Income (loss) from continuing operations	4,656	(96)	4,560
Net income (loss)	4,656	(96)	4,560
Net income (loss) from continuing operations attributable to noncontrolling interests	396	(9)	387
Net income (loss) attributable to AIG	4,260	(87)	4,173
Net income (loss) attributable to AIG common shareholders	4,253	(87)	4,166
Income (loss) per common share attributable to AIG common shareholders:
Common stock - Basic	5.21	(0.11)	5.10
Common stock - Diluted	5.15	(0.11)	5.04
The following table presents the impacts in connection with the adoption of LDTI on January 1, 2021 on our previously reported Condensed Consolidated Statements of Comprehensive Income (Loss):

Three Months Ended March 31, 2022	As Previously Reported	Effect of Change	Updated Balances Post Adoption of LDTI
(in millions)
Net income	$4,656	$(96)	$4,560
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of all other investments	(13,607)	(2,534)	(16,141)
Change in fair value of market risk benefits related to our own credit risk	—	782	782
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	—	2,290	2,290
Other comprehensive income (loss)	(13,648)	537	(13,111)
Comprehensive income (loss)	(8,992)	441	(8,551)
Comprehensive income (loss) attributable to noncontrolling interests	(665)	40	(625)
Comprehensive income (loss) attributable to AIG	(8,327)	401	(7,926)

AIG | First Quarter 2023 Form 10-Q	13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

The following table presents the impacts in connection with the adoption of LDTI on January 1, 2021 on our previously reported Condensed Consolidated Statements of Cash Flows:

Three Months Ended March 31, 2022	As Previously Reported	Effect of Change	Updated Balances Post Adoption of LDTI
(in millions)
Cash flows from operating activities:
Net income	$4,656	$(96)	$4,560
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Unrealized gains in earnings - net	(2,006)	1,133	(873)
Change in the fair value of market risk benefits in earnings, net	—	(496)	(496)
Depreciation and other amortization	1,447	(313)	1,134
Changes in operating assets and liabilities:
Insurance reserves	1,734	(478)	1,256
Premiums and other receivables and payables - net	(4,164)	(2)	(4,166)
Reinsurance assets, net	(1,223)	416	(807)
Capitalization of deferred policy acquisition costs	(1,386)	(16)	(1,402)
Current and deferred income taxes - net	1,123	(25)	1,098
Other, net	(158)	(141)	(299)
Total adjustments	(4,599)	78	(4,521)
Net cash provided by operating activities	57	(18)	39
Cash flows from financing activities:
Policyholder contract deposits	6,392	18	6,410
Net cash used in financing activities	(595)	18	(577)
Troubled Debt Restructuring and Vintage Disclosures
In March 2022, the FASB issued an accounting standard update that eliminates the accounting guidance for troubled debt restructurings for creditors and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The standard also updates the requirements for accounting for credit losses by adding enhanced disclosures for creditors related to loan refinancings and restructurings for borrowers experiencing financial difficulty. The Company adopted the standard prospectively as of January 1, 2023 and the standard did not have a material impact on our reported consolidated financial condition, results of operations, or cash flows. For the updated required disclosures, see Note 6.
FUTURE APPLICATION OF ACCOUNTING STANDARDS
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

14	AIG | First Quarter 2023 Form 10-Q

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
–Commercial Lines – consists of Property, Liability, Financial Lines, and Specialty.
–Personal Insurance – consists of Accident & Health and Personal Lines.
LIFE AND RETIREMENT
Life and Retirement business is presented as four operating segments:
•Individual Retirement – consists of fixed annuities, fixed index annuities and variable annuities.
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

AIG | First Quarter 2023 Form 10-Q	15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

The following table presents AIG’s continuing operations by operating segment:

Three Months Ended March 31,	2023			2022
(in millions)	Adjusted Revenues	Adjusted Pre-tax Income (Loss)		Adjusted Revenues	Adjusted Pre-tax Income (Loss)
General Insurance
North America	$2,980	$299	(a)	$2,789	$256	(a)
International	3,279	203	(a)	3,467	190	(a)
Net investment income	746	746		765	765
Total General Insurance	7,005	1,248		7,021	1,211
Life and Retirement
Individual Retirement	1,484	533		1,347	466
Group Retirement	683	187		734	241
Life Insurance	1,249	82		1,311	113
Institutional Markets	1,955	84		549	114
Total Life and Retirement	5,371	886		3,941	934
Other Operations
Other Operations before consolidation and eliminations	132	(434)		294	(288)
AIG consolidation and eliminations	(64)	(57)		(136)	(133)
Total Other Operations	68	(491)		158	(421)
Total	12,444	1,643		11,120	1,724
Reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	13	(3)		14	13
Change in the fair value of market risk benefits, net(b)	—	(196)		—	233
Changes in benefit reserves related to net realized gains (losses)	—	6		—	2
Changes in the fair value of equity securities	51	51		(27)	(27)
Other income (expense) - net	(7)	—		(7)	—
Net investment income on Fortitude Re funds withheld assets	446	446		291	291
Net realized gains (losses) on Fortitude Re funds withheld assets	(31)	(31)		(140)	(140)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(1,165)	(1,165)		3,318	3,318
Net realized gains (losses)(c)	(772)	(766)		341	349
Net gain (loss) on divestitures and other	—	(2)		—	40
Non-operating litigation reserves and settlements	1	1		34	34
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	19		—	—
Net loss reserve discount benefit (charge)	—	(64)		—	20
Integration and transaction costs associated with acquiring or divesting businesses	—	(52)		—	(46)
Restructuring and other costs	—	(117)		—	(93)
Non-recurring costs related to regulatory or accounting changes	—	(13)		—	(4)
Net impact from elimination of international reporting lag(d)	4	12		—	—
Revenues and pre-tax income (loss)	$10,984	$(231)		$14,944	$5,714
(a)General Insurance North America’s and General Insurance International’s Adjusted pre-tax income does not include Net investment income as the investment portfolio results are managed at the General Insurance level. Net investment income is shown separately as a component of General Insurance’s total Adjusted pre-tax income results.
(b)Includes realized gains and losses on certain derivative instruments used for non-qualifying (economic) hedging.
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
(d)See Note 1.

16	AIG | First Quarter 2023 Form 10-Q

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
VALUATION METHODOLOGIES OF FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
There were no material changes to valuation methodologies of financial instruments measured at fair value with the exception of the valuation methodologies listed below which were impacted by the adoption of LDTI. For additional information on valuation methodologies not impacted by the adoption LDTI, see Note 4 to the Consolidated Financial Statements in the 2022 Annual Report.
Market Risk Benefits and Embedded Derivatives within Policyholder Contract Deposits
Certain variable annuity, fixed annuity and fixed index annuity contracts contain MRBs related to guaranteed benefit features that we separate from the host contracts and account for at fair value, with certain changes recognized in earnings. MRBs are contracts or contract features that provide protection to policyholders from other-than-nominal capital market risks and therefore expose the insurance entity to other-than-nominal capital market risks.
The fair value of MRBs contained in certain variable annuity, fixed annuity and fixed index annuity contracts is measured based on policyholder behavior and capital market assumptions related to projected cash flows over the expected lives of the contracts. These discounted cash flow projections primarily include benefits and related fees assessed, when applicable. In some instances, the projected cash flows from fees may exceed projected cash flows related to benefit payments and therefore, at a point in time, the carrying value of the MRBs may be in a net asset position. The projected cash flows incorporate best estimate assumptions for policyholder behavior (including mortality, lapses, withdrawals and benefit utilization), along with an explicit risk margin to reflect a market participant’s estimates of projected cash flows and policyholder behavior. Estimates of future policyholder behavior assumptions are subjective and are based primarily on our historical experience.
Because of the dynamic and complex nature of the projected cash flows with respect to MRBs in our variable annuity, fixed annuity, and fixed index annuity contracts, risk neutral valuations are used, which are calibrated to observable interest rate and equity option prices. Estimating the underlying cash flows for these products involves judgments regarding the capital market assumptions related to expected market rates of return, market volatility, credit spreads, correlations of certain market variables, fund performance and discount rates. Additionally, estimating the underlying cash flows for these products also involves judgments regarding policyholder behavior. The portion of fees attributable to the fair value of expected benefit payments is included within the fair value measurement of these MRBs, and related fees are classified in change in the fair value of MRBs, net, as earned, consistent with other changes in the fair value of these MRBs. Any portion of the fees not attributed to the MRBs is excluded from the fair value measurement and classified in policy fees as earned.

AIG | First Quarter 2023 Form 10-Q	17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Option pricing models are used to estimate the fair value of embedded derivatives in our fixed index annuity and life contracts, taking into account the capital market assumptions for future index growth rates, volatility of the equity indices, future interest rates, and our ability to adjust the participation rate and the cap on fixed index credited rates in light of market conditions and policyholder behavior assumptions.
Projected cash flows are discounted using the interest rate swap curve (swap curve), which is viewed as being consistent with the credit spreads for highly-rated financial institutions (S&P AA-rated or above). A swap curve shows the fixed-rate leg of a non-complex swap against the floating rate (for example, Secured Overnight Financing Rate or London Inter-Bank Offered Rate) leg of a related tenor. We also incorporate our own risk of non-performance in the valuation of MRBs and embedded derivatives associated with variable annuity, fixed annuity, fixed index annuity and life contracts. The non-performance risk adjustment (NPA) reflects a market participant’s view of our claims-paying ability by incorporating an additional spread to the swap curve used to discount projected benefit cash flows. The non-performance risk adjustment is calculated by constructing forward rates based on a weighted average of observable corporate credit indices to approximate the claims-paying ability rating of our insurance companies. MRBs are measured using a non-performance risk adjustment that is a locked-in approximation of our claims-paying ability at policy issue (locked-in NPA) as well as a non-performance risk adjustment that reflects an approximation of our current claims-paying ability (current NPA).
When MRBs are remeasured each period, both the interest rates and current non-performance risk adjustment are updated. Changes in the swap curve and the time value accretion of the at-issue non-performance risk adjustment are recorded to net income while the difference between the MRBs measured using the at-issue non-performance risk adjustment and the current non-performance risk adjustment is recorded to Other comprehensive income. For embedded derivatives, changes in the interest rates and the period-over-period change in the non-performance risk adjustment are recorded to net income.

18	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

March 31, 2023	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$219	$5,536	$—	$—	$—	$5,755
Obligations of states, municipalities and political subdivisions	—	10,775	873	—	—	11,648
Non-U.S. governments	194	13,229	9	—	—	13,432
Corporate debt	—	136,139	2,432	—	—	138,571
RMBS	—	12,022	7,581	—	—	19,603
CMBS	—	13,936	938	—	—	14,874
CLO/ABS	—	11,625	13,889	—	—	25,514
Total bonds available for sale	413	203,262	25,722	—	—	229,397
Other bond securities:
U.S. government and government sponsored entities	—	1	—	—	—	1
Obligations of states, municipalities and political subdivisions	—	139	1	—	—	140
Non-U.S. governments	—	60	—	—	—	60
Corporate debt	—	2,416	130	—	—	2,546
RMBS	—	107	166	—	—	273
CMBS	—	290	27	—	—	317
CLO/ABS	—	415	1,010	—	—	1,425
Total other bond securities	—	3,428	1,334	—	—	4,762
Equity securities	501	16	74	—	—	591
Other invested assets(b)	—	169	2,086	—	—	2,255
Derivative assets(c):
Interest rate contracts	—	2,046	356	—	—	2,402
Foreign exchange contracts	—	1,651	1	—	—	1,652
Equity contracts	26	141	516	—	—	683
Commodity contracts	—	7	—	—	—	7
Credit contracts	—	—	33	—	—	33
Other contracts	—	—	14	—	—	14
Counterparty netting and cash collateral	—	—	—	(2,382)	(1,793)	(4,175)
Total derivative assets	26	3,845	920	(2,382)	(1,793)	616
Short-term investments	2,484	4,382	—	—	—	6,866
Market risk benefit assets	—	—	830	—	—	830
Other assets(c)	—	—	110	—	—	110
Separate account assets	84,202	3,155	—	—	—	87,357
Total	$87,626	$218,257	$30,246	$(2,382)	$(1,793)	$331,954
Liabilities:
Policyholder contract deposits	$—	$45	$6,064	$—	$—	$6,109
Market risk benefit liabilities	—	—	5,144	—	—	5,144
Derivative liabilities(c):
Interest rate contracts	—	3,045	—	—	—	3,045
Foreign exchange contracts	—	802	1	—	—	803
Equity contracts	36	10	14	—	—	60
Credit contracts	—	7	33	—	—	40
Counterparty netting and cash collateral	—	—	—	(2,382)	(1,311)	(3,693)
Total derivative liabilities	36	3,864	48	(2,382)	(1,311)	255
Fortitude Re funds withheld payable	—	—	(1,863)	—	—	(1,863)
Other liabilities	—	—	112	—	—	112
Long-term debt	—	72	—	—	—	72
Total	$36	$3,981	$9,505	$(2,382)	$(1,311)	$9,829

AIG | First Quarter 2023 Form 10-Q	19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

December 31, 2022	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$25	$6,594	$—	$—	$—	$6,619
Obligations of states, municipalities and political subdivisions	—	11,275	824	—	—	12,099
Non-U.S. governments	158	13,326	1	—	—	13,485
Corporate debt	—	134,992	2,847	—	—	137,839
RMBS	—	11,264	7,553	—	—	18,817
CMBS	—	13,267	926	—	—	14,193
CLO/ABS	—	10,356	12,748	—	—	23,104
Total bonds available for sale	183	201,074	24,899	—	—	226,156
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	111	—	—	—	111
Non-U.S. governments	—	66	—	—	—	66
Corporate debt	—	1,976	416	—	—	2,392
RMBS	—	113	173	—	—	286
CMBS	—	303	28	—	—	331
CLO/ABS	—	389	910	—	—	1,299
Total other bond securities	—	2,958	1,527	—	—	4,485
Equity securities	518	18	39	—	—	575
Other invested assets (b)	—	145	2,075	—	—	2,220
Derivative assets(c):
Interest rate contracts	1	3,410	311	—	—	3,722
Foreign exchange contracts	—	1,844	—	—	—	1,844
Equity contracts	11	132	285	—	—	428
Commodity contracts	—	9	—	—	—	9
Credit contracts	—	—	32	—	—	32
Other contracts	—	—	14	—	—	14
Counterparty netting and cash collateral	—	—	—	(3,895)	(1,640)	(5,535)
Total derivative assets	12	5,395	642	(3,895)	(1,640)	514
Short-term investments	2,821	2,887	—	—	—	5,708
Market risk benefit assets	—	—	796	—	—	796
Other assets(c)	—	—	107	—	—	107
Separate account assets	81,655	3,198	—	—	—	84,853
Total	$85,189	$215,675	$29,289	$(3,895)	$(1,640)	$324,618
Liabilities:
Policyholder contract deposits	$—	$41	$5,367	$—	$—	$5,408
Market risk benefit liabilities	—	—	4,736	—	—	4,736
Derivative liabilities(c):
Interest rate contracts	—	4,838	—	—	—	4,838
Foreign exchange contracts	—	1,138	—	—	—	1,138
Equity contracts	2	10	14	—	—	26
Credit contracts	—	9	32	—	—	41
Counterparty netting and cash collateral	—	—	—	(3,895)	(1,917)	(5,812)
Total derivative liabilities	2	5,995	46	(3,895)	(1,917)	231
Fortitude Re funds withheld payable	—	—	(2,235)	—	—	(2,235)
Other liabilities	—	—	112	—	—	112
Long-term debt	—	56	—	—	—	56
Total	$2	$6,092	$8,026	$(3,895)	$(1,917)	$8,308
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $9.9 billion and $9.8 billion as of March 31, 2023 and December 31, 2022, respectively.
(c)Presented as part of Other assets and Other liabilities on the Condensed Consolidated Balance Sheets.

20	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three-month periods ended March 31, 2023 and 2022 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at March 31, 2023 and 2022:

(in millions)	Fair Value Beginning of Year	MRBs and Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended March 31, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$824	$1	$55	$(7)	$—	$—	$—	$873	$—	$44
Non-U.S. governments	1	1	—	—	7	—	—	9	—	—
Corporate debt	2,847	(102)	51	(201)	274	(421)	(16)	2,432	—	50
RMBS	7,553	109	(70)	10	—	(21)	—	7,581	—	(98)
CMBS	926	7	(3)	1	34	(27)	—	938	—	(34)
CLO/ABS	12,748	50	271	840	58	(102)	24	13,889	—	229
Total bonds available for sale	24,899	66	304	643	373	(571)	8	25,722	—	191
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	1	—	—	—	1	—	—
Corporate debt	416	1	—	(96)	—	(191)	—	130	3	—
RMBS	173	5	—	(12)	—	—	—	166	(3)	—
CMBS	28	(1)	—	—	—	—	—	27	(1)	—
CLO/ABS	910	36	—	18	1	(7)	52	1,010	24	—
Total other bond securities	1,527	41	—	(89)	1	(198)	52	1,334	23	—
Equity securities	39	—	—	27	8	—	—	74	—	—
Other invested assets	2,075	(52)	5	58	—	—	—	2,086	(50)	—
Other assets	107	—	—	3	—	—	—	110	—	—
Total(a)	$28,647	$55	$309	$642	$382	$(769)	$60	$29,326	$(27)	$191
(in millions)	Fair Value Beginning of Year	MRBs and Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$5,367	$381	$—	$316	$—	$—	$—	$6,064	$(368)	$—
Derivative liabilities, net:
Interest rate contracts	(311)	57	—	(102)	—	—	—	(356)	(50)	—
Equity contracts	(271)	(56)	—	(175)	—	—	—	(502)	51	136
Other contracts	(14)	(16)	—	16	—	—	—	(14)	16	—
Total derivative liabilities, net(b)	(596)	(15)	—	(261)	—	—	—	(872)	17	136
Fortitude Re funds withheld payable	(2,235)	1,165	—	(793)	—	—	—	(1,863)	(759)	—
Other Liabilities	112	—	—	—	—	—	—	112	—	—
Total(c)	$2,648	$1,531	$—	$(738)	$—	$—	$—	$3,441	$(1,110)	$136

AIG | First Quarter 2023 Form 10-Q	21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	MRBs and Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended March 31, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,431	$2	$(285)	$(61)	$—	$—	$—	$1,087	$—	$(273)
Non-U.S. governments	7	—	—	—	1	—	—	8	—	—
Corporate debt	2,641	(11)	(73)	177	130	(120)	—	2,744	—	(69)
RMBS	10,378	130	(553)	(608)	—	(422)	—	8,925	—	(544)
CMBS	1,190	8	(67)	32	—	(299)	—	864	—	(64)
CLO/ABS	11,215	16	(501)	545	1,115	(614)	—	11,776	—	(501)
Total bonds available for sale	26,862	145	(1,479)	85	1,246	(1,455)	—	25,404	—	(1,451)
Other bond securities:
Corporate debt	134	—	—	77	61	(12)	—	260	—	—
RMBS	196	(5)	(1)	9	—	—	—	199	(8)	—
CMBS	35	(2)	—	—	—	—	—	33	(2)	—
CLO/ABS	2,332	(114)	—	195	57	(2)	—	2,468	(161)	—
Total other bond securities	2,697	(121)	(1)	281	118	(14)	—	2,960	(171)	—
Equity securities	6	—	(1)	1	—	—	—	6	—	—
Other invested assets	1,948	112	(4)	(15)	47	(153)	—	1,935	121	—
Other assets	114	—	—	(6)	—	—	—	108	—	—
Total(a)	$31,627	$136	$(1,485)	$346	$1,411	$(1,622)	$—	$30,413	$(50)	$(1,451)
(in millions)	Fair Value Beginning of Year	MRBs and Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$5,572	$(658)	$—	$121	$—	$—	$—	$5,035	$845	$—
Derivative liabilities, net:
Interest rate contracts	—	(1)	—	(3)	—	—	—	(4)	1	—
Foreign exchange contracts	(1)	—	—	1	—	—	—	—	(1)	—
Equity contracts	(444)	301	—	(35)	—	—	—	(178)	(241)	—
Credit contracts	30	1	—	—	—	—	—	31	(1)	—
Other contracts	(13)	(18)	—	17	—	—	—	(14)	18	—
Total derivative liabilities, net(b)	(428)	283	—	(20)	—	—	—	(165)	(224)	—
Fortitude Re funds withheld payable	5,922	(3,318)	—	(398)	—	—	—	2,206	3,480	—
Total(c)	$11,066	$(3,693)	$—	$(297)	$—	$—	$—	$7,076	$4,101	$—
(a)Excludes MRB assets of $830 million and $666 million for the three-month periods ended March 31, 2023 and 2022, respectively. For additional information, see Note 12.
(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
(c)Excludes MRB liabilities of $5.1 billion and $6.1 billion for the three-month periods ended March 31, 2023 and 2022, respectively. For additional information, see Note 12.

22	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Market risk benefits and net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Net Investment Income	Net Realized Gains (Losses)	Change in the fair value of market risk benefits, net(a)	Other Income	Total
Three Months Ended March 31, 2023
Assets:
Bonds available for sale	$62	$4	$—	$—	$66
Other bond securities	41	—	—	—	41
Other invested assets	(51)	(1)	—	—	(52)
Three Months Ended March 31, 2022
Assets:
Bonds available for sale	$164	$(19)	$—	$—	$145
Other bond securities	(121)	—	—	—	(121)
Other invested assets	112	—	—	—	112
(in millions)	Net Investment Income	Net Realized (Gains) Losses	Change in the fair value of market risk benefits, net(a)	Other Income	Total
Three Months Ended March 31, 2023
Liabilities:
Policyholder contract deposits(b)	$—	$381	$—	$—	$381
Market risk benefit liabilities, net(c)	—	—	87	—	87
Derivative liabilities, net	—	(88)	89	(16)	(15)
Fortitude Re funds withheld payable	—	1,165	—	—	1,165
Three Months Ended March 31, 2022
Liabilities:
Policyholder contract deposits(b)	$—	$(658)	$—	$—	$(658)
Market risk benefit liabilities, net(c)	—	(3)	(699)	—	(702)
Derivative liabilities, net	—	327	(29)	(15)	283
Fortitude Re funds withheld payable	—	(3,318)	—	—	(3,318)
(a)The portion of the fair value change attributable to own credit risk, is recognized in OCI.
(b)Primarily embedded derivatives.
(c)Market risk benefit assets and liabilities have been netted in the above table for presentation purposes only.
The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three-month periods ended March 31, 2023 and 2022 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Three Months Ended March 31, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1	$(4)	$(4)	$(7)
Corporate debt	21	—	(222)	(201)
RMBS	290	(19)	(261)	10
CMBS	10	(6)	(3)	1
CLO/ABS	897	(3)	(54)	840
Total bonds available for sale	1,219	(32)	(544)	643
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	1
Corporate debt	—	—	(96)	(96)
RMBS	5	—	(17)	(12)
CLO/ABS	46	(4)	(24)	18
Total other bond securities	52	(4)	(137)	(89)

AIG | First Quarter 2023 Form 10-Q	23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Equity securities	29	—	(2)	27
Other invested assets	72	—	(14)	58
Other assets	—	—	3	3
Total	$1,372	$(36)	$(694)	$642
Liabilities:
Policyholder contract deposits	$—	$326	$(10)	$316
Derivative liabilities, net	(260)	5	(6)	(261)
Fortitude Re funds withheld payable	—	—	(793)	(793)
Total	$(260)	$331	$(809)	$(738)
Three Months Ended March 31, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1	$(60)	$(2)	$(61)
Corporate Debt	9	—	168	177
RMBS	109	—	(717)	(608)
CMBS	70	—	(38)	32
CLO/ABS	886	—	(341)	545
Total bonds available for sale	1,075	(60)	(930)	85
Other bond securities:
Corporate debt	19	—	58	77
RMBS	17	—	(8)	9
CLO/ABS	323	—	(128)	195
Total other bond securities	359	—	(78)	281
Equity securities	—	—	1	1
Other invested assets	258	—	(273)	(15)
Other assets	—	—	(6)	(6)
Total	$1,692	$(60)	$(1,286)	$346
Liabilities:
Policyholder contract deposits	$—	$195	$(74)	$121
Derivative liabilities, net	(85)	2	63	(20)
Fortitude Re funds withheld payable	—	—	(398)	(398)
Total	$(85)	$197	$(409)	$(297)
(a)There were no issuances during the three-month periods ended March 31, 2023 and 2022.
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2023 and 2022 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excludes $7 million and $(34) million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three-month periods ended March 31, 2023 and 2022, respectively, and includes $(5) million and $(41) million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three-month periods ended March 31, 2023 and 2022, respectively.
Transfers of Level 3 Assets
During the three-month periods ended March 31, 2023 and 2022, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, Residential Mortgage-Backed Securities (RMBS), Commercial Mortgage-Backed Securities (CMBS) and Collateralized Loan Obligations (CLO)/Asset-Backed Securities (ABS). Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.

24	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

During the three-month periods ended March 31, 2023 and 2022, transfers out of Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CLO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three-month periods ended March 31, 2023 and 2022.

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

(in millions)	Fair Value at March 31, 2023	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$849	Discounted cash flow	Yield	4.91% - 5.55% (5.23%)
Corporate debt	2,034	Discounted cash flow	Yield	4.76% - 11.60% (7.81%)
RMBS(a)	5,035	Discounted cash flow	Constant prepayment rate	4.78% - 10.23% (7.50%)
			Loss severity	44.53% - 77.94% (61.24%)
			Constant default rate	0.88% - 2.76% (1.82%)
			Yield	6.25% - 7.89% (7.07%)
CLO/ABS(a)	9,288	Discounted cash flow	Yield	5.56% - 7.42% (6.49%)
CMBS	605	Discounted cash flow	Yield	4.28% - 30.14% (13.87%)
Market risk benefit assets	830	Discounted cash flow	Equity volatility	6.55% - 51.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier	20.00% - 186.18%
			Mortality multiplier(e)	38.25% - 160.01%
			Utilization	80.00% - 100.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(f)	0.34% - 2.45%
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	2,381	Discounted cash flow	Equity volatility	6.55% - 51.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier	20.00% - 186.18%
			Mortality multiplier(e)	38.25% - 160.01%
			Utilization	80.00% - 100.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(f)	0.34% - 2.45%
Fixed annuities guaranteed benefits	806	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier	20.00% - 186.18%
			Mortality multiplier(e)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(f)	0.34% - 2.45%
Fixed index annuities guaranteed benefits	1,957	Discounted cash flow	Equity volatility	6.55% - 51.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier	20.00% - 186.18%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	60.00% - 97.50%

AIG | First Quarter 2023 Form 10-Q	25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at March 31, 2023	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
			Option budget	0.00% - 6.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(f)	0.34% - 2.45%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities	5,269	Discounted cash flow	Equity volatility	6.55% - 51.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier	20.00% - 186.18%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(f)	0.34% - 2.45%
Index life	795	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			Equity volatility	5.75% - 21.40%
			NPA(f)	0.34% - 2.45%

(in millions)	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$799	Discounted cash flow	Yield	5.28% - 5.94% (5.61%)
Corporate debt	2,527	Discounted cash flow	Yield	4.98% - 9.36% (7.17%)
RMBS(a)	5,235	Discounted cash flow	Constant prepayment rate	4.89% - 10.49% (7.69%)
			Loss severity	45.06% - 76.87% (60.97%)
			Constant default rate	0.82% - 2.72% (1.77%)
			Yield	5.98% - 7.75% (6.87%)
CLO/ABS(a)	7,503	Discounted cash flow	Yield	6.00% - 7.97% (6.99%)
CMBS	587	Discounted cash flow	Yield	4.06% - 13.14% (8.60%)
Market risk benefit assets	796	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier	20.00% - 186.18%
			Mortality multiplier(e)	38.25% - 160.01%
			Utilization	80.00% - 100.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(f)	0.00% - 2.03%
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	2,358	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier	20.00% - 186.18%
			Mortality multiplier(e)	38.25% - 160.01%
			Utilization	80.00% - 100.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(f)	0.00% - 2.03%
Fixed annuities guaranteed benefits	680	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier	20.00% - 186.16%
			Mortality multiplier(e)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(f)	0.00% - 2.03%
Fixed index annuities guaranteed benefits	1,698	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier	20.00% - 186.18%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 5.00%

26	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(f)	0.00% - 2.03%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities	4,657	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier	20.00% - 186.18%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 5.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(f)	0.00% - 2.03%
Index life	710	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			Equity volatility	5.75% - 23.63%
			NPA(f)	0.00% - 2.03%
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
(c)The weighted averaging for fixed maturity securities is based on the estimated fair value of the securities. Because the valuation methodology for embedded derivatives with policyholder contract deposits and market risk benefits uses a range of inputs that vary at the contract level over the cash flow projection period, management believes that presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
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
(g)The partial withdrawal utilization unobservable input range shown applies only to policies with guaranteed minimum withdrawal benefit riders. The total embedded derivative liability at March 31, 2023 and December 31, 2022 was approximately $1.2 billion and $1.1 billion, respectively.
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

AIG | First Quarter 2023 Form 10-Q	27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

MRBs and Embedded Derivatives within Policyholder Contract Deposits
For MRBs and embedded derivatives, the assumptions for unobservable inputs vary throughout the period over which cash flows are projected for valuation purposes. The following are applicable unobservable inputs:
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
•Equity and interest rate correlation estimates the relationship between changes in equity returns and interest rates in the economic scenario generator used to value our MRBs. In general, a higher positive correlation assumes that equity markets and interest rates move in a more correlated fashion, which generally increases the fair value of the liability. Only our fixed index annuities with a Guaranteed Minimum Withdrawal Benefits (GMWB) rider are subject to the equity and interest correlation assumption. Other policies such as accumulation fixed index annuity and life products do not use a correlation assumption.
•Base lapse rate assumptions are determined by company experience and judgment and are adjusted at the contract level using a dynamic lapse function, which reduces the base lapse rate when the contract is in-the-money (when the contract holder’s guaranteed value, as estimated by the company, is worth more than their underlying account value). Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. Increases in assumed lapse rates will generally decrease the fair value of the liability as fewer policyholders would persist to collect guaranteed benefit amounts.
•Mortality rate assumptions, which vary by age and gender, are based on company experience and include a mortality improvement assumption. Increases in assumed mortality rates will decrease the fair value of the GMWB liability, while lower mortality rate assumptions will generally increase the fair value of the liability because guaranteed withdrawal payments will be made for a longer period of time and generally exceed any decrease in guaranteed death benefits.
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
•Non-performance or “own credit” risk adjustment used in the valuation of MRBs and embedded derivatives, which reflects a market participant’s view of our claims-paying ability by incorporating a different spread (the NPA spread) to the curve used to discount projected benefit cash flows. When corporate credit spreads widen, the change in the NPA spread generally reduces the fair value of the MRBs and embedded derivatives, resulting in a gain in AOCI or Net realized gains (losses), respectively, and when corporate credit spreads narrow or tighten, the change in the NPA spread generally increases the fair value of the MRBs and embedded derivatives, resulting in a loss in AOCI or Net realized gains (losses), respectively.
•The projected cash flows incorporate best estimate assumptions for policyholder behavior (including mortality, lapses, withdrawals and benefit utilization), along with an explicit risk margin to reflect a market participant’s estimates of projected cash flows and policyholder behavior. Estimates of future policyholder behavior assumptions are subjective and based primarily on our historical experience.
•For embedded derivatives, option budgets estimate the expected long-term cost of options used to hedge exposures associated with index price changes. The level of option budgets determines future costs of the options, which impacts the growth in account value and the valuation of embedded derivatives.

Embedded Derivatives within Reinsurance Contracts
The fair value of embedded derivatives associated with funds withheld reinsurance contracts is determined based upon a total return valuation technique with reference to the fair value of the investments held by AIG related to AIG’s funds withheld payable. The fair value of the underlying assets is generally based on market observable inputs using industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable, and accordingly, the valuation is considered Level 3 in the fair value hierarchy.

28	AIG | First Quarter 2023 Form 10-Q

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

		March 31, 2023		December 31, 2022
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$3,285	$2,327	$3,146	$2,448
Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	1,820	840	1,851	840
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	268	171	272	183
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	715	49	732	60
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	592	155	598	142
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi- strategy, and other strategies	1,920	389	1,829	391
Total private equity funds		8,600	3,931	8,428	4,064
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	102	—	92	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	659	—	696	—
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	359	—	414	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	188	—	192	—
Total hedge funds		1,308	—	1,394	—
Total		$9,908	$3,931	$9,822	$4,064
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

AIG | First Quarter 2023 Form 10-Q	29

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Three Months Ended March 31,	Gain (Loss)
(in millions)	2023	2022
Assets:
Other bond securities(a)	$136	$(319)
Alternative investments(b)	77	398
Liabilities:
Long-term debt(c)	(1)	103
Total gain (loss)	$212	$182
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
The following table presents the difference between fair value and the aggregate contractual principal amount of long-term debt for which the fair value option was elected:

	March 31, 2023			December 31, 2022
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference
Liabilities:
Long-term debt*	$72	$60	$12	$56	$45	$11
*Includes GIAs, notes, bonds, loans and mortgages payable.
FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended March 31,
(in millions)	Level 1	Level 2	Level 3	Total	2023	2022
March 31, 2023
Other assets	$—	$—	$11	$11	$9	$—
Total	$—	$—	$11	$11	$9	$—
December 31, 2022
Other investments	$—	$—	$12	$12
Total	$—	$—	$12	$12
In addition to the assets presented in the table above, AIG had $100 million and $163 million of loans held for sale which are carried at fair value at March 31, 2023 and December 31, 2022, respectively. There are no associated impairment charges.

30	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2023
Assets:
Mortgage and other loans receivable	$—	$91	$47,719	$47,810	$50,730
Other invested assets	—	865	6	871	870
Short-term investments	—	6,387	—	6,387	6,387
Cash	1,923	—	—	1,923	1,923
Other assets	29	1	—	30	30
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	115	132,903	133,018	138,269
Fortitude Re funds withheld payable	—	—	32,231	32,231	32,231
Other liabilities	—	2,614	—	2,614	2,614
Short-term and long-term debt	—	20,096	284	20,380	22,028
Debt of consolidated investment entities	—	1,265	2,624	3,889	3,944
Separate account liabilities - investment contracts	—	83,452	—	83,452	83,452
December 31, 2022
Assets:
Mortgage and other loans receivable	$—	$89	$45,755	$45,844	$49,442
Other invested assets	—	848	6	854	854
Short-term investments	—	6,668	—	6,668	6,668
Cash	2,043	—	—	2,043	2,043
Other assets	24	9	—	33	33
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	119	129,174	129,293	137,086
Fortitude Re funds withheld payable	—	—	32,618	32,618	32,618
Other liabilities	—	3,101	—	3,101	3,101
Short-term and long-term debt	—	19,328	275	19,603	21,243
Debt of consolidated investment entities	—	3,055	2,478	5,533	5,880
Separate account liabilities - investment contracts	—	80,649	—	80,649	80,649

AIG | First Quarter 2023 Form 10-Q	31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

5. Investments
SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost and fair value of our available for sale securities:

(in millions)	Amortized Cost	Allowance for Credit Losses(a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$5,995	$—	$49	$(289)	$5,755
Obligations of states, municipalities and political subdivisions	12,344	—	161	(857)	11,648
Non-U.S. governments	14,928	(10)	109	(1,595)	13,432
Corporate debt	157,227	(81)	1,542	(20,117)	138,571
Mortgage-backed, asset-backed and collateralized:
RMBS	20,230	(37)	778	(1,368)	19,603
CMBS	16,278	(8)	21	(1,417)	14,874
CLO/ABS	27,177	—	66	(1,729)	25,514
Total mortgage-backed, asset-backed and collateralized	63,685	(45)	865	(4,514)	59,991
Total bonds available for sale(b)	$254,179	$(136)	$2,726	$(27,372)	$229,397
December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$7,094	$—	$21	$(496)	$6,619
Obligations of states, municipalities and political subdivisions	13,195	—	99	(1,195)	12,099
Non-U.S. governments	15,133	(6)	91	(1,733)	13,485
Corporate debt	160,242	(132)	1,152	(23,423)	137,839
Mortgage-backed, asset-backed and collateralized:
RMBS	19,584	(37)	807	(1,537)	18,817
CMBS	15,610	(11)	14	(1,420)	14,193
CLO/ABS	25,135	—	38	(2,069)	23,104
Total mortgage-backed, asset-backed and collateralized	60,329	(48)	859	(5,026)	56,114
Total bonds available for sale(b)	$255,993	$(186)	$2,222	$(31,873)	$226,156
(a)Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in Other comprehensive income (loss).
(b)At March 31, 2023 and December 31, 2022, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $19.6 billion or 9 percent and $22.3 billion or 10 percent, respectively.

32	AIG | First Quarter 2023 Form 10-Q

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

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$3,573	$275	$256	$14	$3,829	$289
Obligations of states, municipalities and political subdivisions	6,907	832	317	25	7,224	857
Non-U.S. governments	10,501	1,574	442	16	10,943	1,590
Corporate debt	92,595	15,340	25,579	4,739	118,174	20,079
RMBS	9,238	900	2,786	375	12,024	1,275
CMBS	10,228	912	3,333	494	13,561	1,406
CLO/ABS	13,672	816	8,344	913	22,016	1,729
Total bonds available for sale	$146,714	$20,649	$41,057	$6,576	$187,771	$27,225

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$3,493	$368	$1,816	$128	$5,309	$496
Obligations of states, municipalities and political subdivisions	8,697	1,180	73	15	8,770	1,195
Non-U.S. governments	10,702	1,526	779	191	11,481	1,717
Corporate debt	110,683	19,756	13,778	3,609	124,461	23,365
RMBS	10,953	1,293	1,005	182	11,958	1,475
CMBS	11,620	1,094	1,728	326	13,348	1,420
CLO/ABS	16,852	1,388	4,307	681	21,159	2,069
Total bonds available for sale	$173,000	$26,605	$23,486	$5,132	$196,486	$31,737
At March 31, 2023, we held 34,040 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 5,745 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2022, we held 36,549 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 4,048 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at March 31, 2023 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.

AIG | First Quarter 2023 Form 10-Q	33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale
The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities Available for Sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
March 31, 2023
Due in one year or less	$9,146	$9,053
Due after one year through five years	47,843	45,864
Due after five years through ten years	43,027	39,247
Due after ten years	90,387	75,242
Mortgage-backed, asset-backed and collateralized	63,640	59,991
Total	$254,043	$229,397
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended March 31,
	2023		2022
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$146	$598	$97	$236
For the three-month periods ended March 31, 2023 and 2022, the aggregate fair value of available for sale securities sold was $10.8 billion and $4.8 billion, respectively, which resulted in net realized gains (losses) of $(452) million and $(139) million, respectively. Included within the net realized gains (losses) are $(65) million and $(32) million of net realized gains (losses) for the three-month periods ended March 31, 2023 and 2022, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.

OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

(in millions)	March 31, 2023		December 31, 2022
	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$1	—%	$—	—%
Obligations of states, municipalities and political subdivisions	140	3	111	2
Non-U.S. governments	60	1	66	1
Corporate debt	2,546	48	2,392	47
Mortgage-backed, asset-backed and collateralized:
RMBS	273	5	286	6
CMBS	317	6	331	7
CLO/ABS and other collateralized	1,425	27	1,299	26
Total mortgage-backed, asset-backed and collateralized	2,015	38	1,916	39
Total fixed maturity securities	4,762	90	4,485	89
Equity securities	591	10	575	11
Total	$5,353	100%	$5,060	100%

34	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	March 31, 2023	December 31, 2022
Alternative investments(a)(b)	$11,852	$11,809
Investment real estate(c)	2,199	2,153
All other investments(d)	2,053	1,991
Total	$16,104	$15,953
(a)At March 31, 2023, included hedge funds of $1.3 billion and private equity funds of $10.5 billion. At December 31, 2022, included hedge funds of $1.4 billion and private equity funds of $10.4 billion.
(b)At March 31, 2023, approximately 65 percent of our hedge fund portfolio is available for redemption in 2023. The remaining 35 percent will be available for redemption between 2024 and 2028.
(c)Represents values net of accumulated depreciation. At March 31, 2023 and December 31, 2022, the accumulated depreciation was $802 million and $786 million, respectively.
(d)Includes AIG's ownership interest in Fortitude Group Holdings, LLC (FRL), which is recorded using the measurement alternative for equity securities. Our investment in FRL totaled $156 million and $156 million at March 31, 2023 and December 31, 2022, respectively.
NET INVESTMENT INCOME
The following table presents the components of Net investment income:

Three Months Ended March 31,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$2,546	$243	$2,789	$2,041	$301	$2,342
Other fixed maturity securities(a)	12	123	135	(201)	(118)	(319)
Equity securities	51	—	51	(27)	—	(27)
Interest on mortgage and other loans	567	59	626	453	46	499
Alternative investments(b)	76	31	107	669	71	740
Real estate	3	—	3	—	—	—
Other investments(c)	28	(1)	27	157	—	157
Total investment income	3,283	455	3,738	3,092	300	3,392
Investment expenses	196	9	205	146	9	155
Net investment income	$3,087	$446	$3,533	$2,946	$291	$3,237
(a)Included in the three-month period ended March 31, 2022 was income (loss) of $(95) million related to fixed maturity securities measured at fair value that economically hedge liabilities described in (c) below.
(b)Included income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.
(c)Included in the three-month periods ended March 31, 2023 and 2022 were income (loss) of $(3) million and $91 million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above.
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
•Changes in fair value of free standing and embedded derivatives, including changes in the non-performance adjustment, except for those instruments that hedge the change in the fair value of certain MRBs or are designated as hedging instruments when the change in the fair value of the hedged item is not reported in Net realized gains (losses).
•Foreign exchange gains and losses resulting from foreign currency transactions.
•Changes in fair value of the embedded derivative related to the Fortitude Re funds withheld assets.

AIG | First Quarter 2023 Form 10-Q	35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

The following table presents the components of Net realized gains (losses):

Three Months Ended March 31,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(387)	$(65)	$(452)	$(107)	$(32)	$(139)
Change in allowance for credit losses on fixed maturity securities	(16)	—	(16)	(53)	(40)	(93)
Change in allowance for credit losses on loans	(42)	(21)	(63)	(19)	(8)	(27)
Foreign exchange transactions	114	16	130	(13)	(9)	(22)
Index-linked interest credited embedded derivatives, net of related hedges	(178)	—	(178)	203	—	203
All other derivatives and hedge accounting*	(217)	38	(179)	400	(56)	344
Sales of alternative investments and real estate investments	4	1	5	16	1	17
Other	9	—	9	(26)	4	(22)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(713)	(31)	(744)	401	(140)	261
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(1,165)	(1,165)	—	3,318	3,318
Net realized gains (losses)	$(713)	$(1,196)	$(1,909)	$401	$3,178	$3,579
*Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 12.

CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

Three Months Ended March 31,
(in millions)	2023	2022
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$5,005	$(20,160)
Other investments	—	(7)
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$5,005	$(20,167)
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other investments still held at the reporting date:

Three Months Ended March 31,	2023			2022
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$51	$110	$161	$(27)	$475	$448
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	153	1	154	94	(3)	91
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(102)	$109	$7	$(121)	$478	$357

36	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

EVALUATING INVESTMENTS FOR AN ALLOWANCE FOR CREDIT LOSSES
For a discussion of our policy for evaluating investments for an allowance for credit losses, see Note 5 to the Consolidated Financial Statements in the 2022 Annual Report.
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Three Months Ended March 31,	2023			2022
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Balance, beginning of year	$46	$140	$186	$8	$90	$98
Additions:
Securities for which allowance for credit losses were not previously recorded	2	22	24	49	128	177
Reductions:
Securities sold during the period	(1)	(10)	(11)	—	(1)	(1)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	(4)	(4)	(8)	(42)	(42)	(84)
Write-offs charged against the allowance	—	(50)	(50)	—	—	—
Other	2	(7)	(5)	—	1	1
Balance, end of period	$45	$91	$136	$15	$176	$191
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
We did not purchase securities with more than insignificant credit deterioration since their origination during the three-month periods ended March 31, 2023 and 2022.
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

AIG | First Quarter 2023 Form 10-Q	37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	March 31, 2023	December 31, 2022
Fixed maturity securities available for sale	$2,679	$2,968
At March 31, 2023 and December 31, 2022, amounts borrowed under repurchase and securities lending agreements totaled $2.6 billion and $3.1 billion, respectively.
The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
March 31, 2023
Bonds available for sale:
Non-U.S. governments	$—	$74	$—	$—	$—	$74
Corporate debt	28	2,084	493	—	—	2,605
Total	$28	$2,158	$493	$—	$—	$2,679

December 31, 2022
Bonds available for sale:
Non-U.S. governments	$—	$20	$—	$—	$—	$20
Corporate debt	—	2,371	577	—	—	2,948
Total	$—	$2,391	$577	$—	$—	$2,968
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance contracts, was $15.4 billion and $13.6 billion at March 31, 2023 and December 31, 2022, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $261 million and $239 million of stock in FHLBs at March 31, 2023 and December 31, 2022, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $6.8 billion and $2.1 billion, respectively, at March 31, 2023 and $5.8 billion and $1.8 billion, respectively, at December 31, 2022.
Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $63 million and $63 million, at March 31, 2023 and December 31, 2022, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.
Investments held in escrow accounts or otherwise subject to restriction as to their use were $305 million and $301 million, comprised of bonds available for sale and short-term investments at March 31, 2023 and December 31, 2022, respectively.
Reinsurance transactions between AIG and Fortitude Re were structured as modco and loss portfolio transfer arrangements with funds withheld.

38	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

6. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	March 31, 2023	December 31, 2022
Commercial mortgages(a)	$37,779	$37,128
Residential mortgages	6,899	6,130
Life insurance policy loans	1,747	1,758
Commercial loans, other loans and notes receivable(b)	5,191	5,305
Total mortgage and other loans receivable(c)	51,616	50,321
Allowance for credit losses(c)(d)	(786)	(716)
Mortgage and other loans receivable, net(c)	$50,830	$49,605
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 19 percent and 11 percent, respectively, at March 31, 2023 and 19 percent and 11 percent, respectively, at December 31, 2022).
(b)Includes loans held for sale which are carried at lower of cost or market and are collateralized primarily by apartments. As of March 31, 2023 and December 31, 2022, the net carrying value of these loans were $173 million and $170 million, respectively.
(c)Excludes $37.6 billion and $37.6 billion, respectively, at March 31, 2023 and December 31, 2022 of loan receivable from AIGFP, which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1.
(d)Does not include allowance for credit losses of $62 million and $69 million, respectively, at March 31, 2023 and December 31, 2022, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of March 31, 2023, $3 million and $727 million of residential mortgage loans and commercial mortgage loans, respectively, are placed on nonaccrual status. As of December 31, 2022, $5 million and $703 million of residential mortgage loans and commercial mortgage loans, respectively, are placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of March 31, 2023, accrued interest receivable was $18 million and $166 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2022, accrued interest receivable was $15 million and $147 million associated with residential mortgage loans and commercial mortgage loans, respectively.
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

AIG | First Quarter 2023 Form 10-Q	39

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

March 31, 2023	2023	2022	2021	2020	2019	Prior	Total
(in millions)
>1.2X	$339	$5,615	$2,441	$1,288	$5,076	$15,838	$30,597
1.00 - 1.20X	57	1,051	1,050	909	431	1,686	5,184
<1.00X	—	49	—	23	—	1,926	1,998
Total commercial mortgages	$396	$6,715	$3,491	$2,220	$5,507	$19,450	$37,779

December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
(in millions)
>1.2X	$5,518	$2,457	$1,710	$4,985	$4,120	$11,663	$30,453
1.00 - 1.20X	910	898	473	416	567	1,353	4,617
<1.00X	45	—	23	52	744	1,194	2,058
Total commercial mortgages	$6,473	$3,355	$2,206	$5,453	$5,431	$14,210	$37,128
The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

March 31, 2023	2023	2022	2021	2020	2019	Prior	Total
(in millions)
Less than 65%	$354	$5,602	$2,674	$1,786	$4,006	$14,091	$28,513
65% to 75%	42	1,063	527	269	1,451	2,509	5,861
76% to 80%	—	50	52	—	—	424	526
Greater than 80%	—	—	238	165	50	2,426	2,879
Total commercial mortgages	$396	$6,715	$3,491	$2,220	$5,507	$19,450	$37,779

December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
(in millions)
Less than 65%	$5,425	$2,548	$1,775	$3,958	$3,016	$10,739	$27,461
65% to 75%	998	517	405	1,445	1,487	1,393	6,245
76% to 80%	50	52	—	—	168	229	499
Greater than 80%	—	238	26	50	760	1,849	2,923
Total commercial mortgages	$6,473	$3,355	$2,206	$5,453	$5,431	$14,210	$37,128
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9x at both periods ended on March 31, 2023 and December 31, 2022. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 59 percent at both periods ended on March 31, 2023 and December 31, 2022. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
The following table presents supplementary credit quality information related to commercial mortgages:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
March 31, 2023
Past Due Status:
In good standing	621	$14,608	$9,950	$4,090	$6,062	$2,082	$417	$37,209	98%
90 days or less delinquent	2	360	—	—	—	—	—	360	1
>90 days delinquent or in process of foreclosure	4	—	169	41	—	—	—	210	1
Total(b)	627	$14,968	$10,119	$4,131	$6,062	$2,082	$417	$37,779	100%
Allowance for credit losses		$101	$411	$87	$72	$27	$8	$706	2%

40	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

December 31, 2022
Past Due Status:
In good standing	625	$14,597	$10,102	$3,774	$6,006	$2,027	$407	$36,913	99%
90 days or less delinquent	—	—	—	—	—	—	—	—	—
>90 days delinquent or in process of foreclosure	4	—	173	42	—	—	—	215	1
Total(a)	629	$14,597	$10,275	$3,816	$6,006	$2,027	$407	$37,128	100%
Allowance for credit losses		$100	$351	$81	$71	$29	$8	$640	2%
(a)Does not reflect allowance for credit losses.
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

March 31, 2023	2023	2022	2021	2020	2019	Prior	Total
(in millions)
FICO*:
780 and greater	$70	$539	$2,328	$649	$234	$637	$4,457
720 - 779	269	541	511	168	71	234	1,794
660 - 719	72	231	82	34	16	104	539
600 - 659	2	21	6	1	2	50	82
Less than 600	—	—	1	—	2	24	27
Total residential mortgages	$413	$1,332	$2,928	$852	$325	$1,049	$6,899

December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
(in millions)
FICO*:
780 and greater	$296	$2,204	$654	$232	$77	$567	$4,030
720 - 779	536	728	168	76	32	169	1,709
660 - 719	163	80	28	16	9	62	358
600 - 659	2	4	2	2	2	14	26
Less than 600	—	—	—	1	—	6	7
Total residential mortgages	$997	$3,016	$852	$327	$120	$818	$6,130
*Fair Isaac Corporation (FICO) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months.
METHODOLOGY USED TO ESTIMATE THE ALLOWANCE FOR CREDIT LOSSES
For a discussion of our accounting policy for evaluating Mortgage and other loans receivable for impairment, see Note 6 to the Consolidated Financial Statements in the 2022 Annual Report.
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a):

Three Months Ended March 31,	2023(b)			2022
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of year	$640	$76	$716	$545	$84	$629
Loans charged off	—	—	—	(4)	—	(4)
Net charge-offs	—	—	—	(4)	—	(4)
Addition to (release of) allowance for loan losses	66	4	70	(8)	—	(8)
Allowance, end of period	$706	$80	$786	$533	$84	$617
(a)Does not include allowance for credit losses of $62 million and $106 million, respectively, at March 31, 2023 and 2022 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
(b)Excludes $37.6 billion and $37.6 billion, respectively, at March 31, 2023 and December 31, 2022, of loan receivable from AIGFP, which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1.
Our expectations and models used to estimate the allowance for losses on commercial and residential mortgage loans are regularly updated to reflect the current economic environment.

AIG | First Quarter 2023 Form 10-Q	41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

LOAN MODIFICATIONS
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. We use a probability of default/loss given default model to determine the allowance for credit losses for our commercial and residential mortgage loans. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.
Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses utilizing the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.
When modifications are executed, they often will be in the form of principal forgiveness, term extensions, interest rate reductions, or some combination of any of these concessions. When principal is forgiven, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.
We assess whether a borrower is experiencing financial difficulty based on a variety of factors, including the borrower’s current default on any of its outstanding debt, the probability of a default on any of its debt in the foreseeable future without the modification, the insufficiency of the borrower’s forecasted cash flows to service any of its outstanding debt (including both principal and interest), and the borrower’s inability to access alternative third party financing at an interest rate that would be reflective of current market conditions for a non-troubled debtor.
During the three-month period ended March 31, 2023, AIG did not modify any loans to borrowers experiencing financial difficulty.
There were no loans that had defaulted during the three-month period ended March 31, 2023, that had been previously modified with borrowers experiencing financial difficulties.
Prior to January 1, 2023, we were required to assess loan modifications to determine if they were a troubled debt restructuring. A troubled debt restructuring was a modification of a loan with a borrower that was experiencing financial difficulty and the modification involved us granting a concession to the troubled borrower. Concessions previously granted included extended maturity dates, interest rate changes, principal or interest forgiveness, payment deferrals and easing of loan covenants.
During the three-month period ended March 31, 2022, loans with a carrying value of $115 million were modified as troubled debt restructurings. Effective January 1, 2023, we are no longer required to assess whether loan modifications are troubled debt restructurings.

7. Reinsurance
In the ordinary course of business, our insurance companies purchase both treaty and facultative reinsurance to limit potential losses, provide additional capacity for growth, minimize exposure to significant risks or to facilitate greater diversification of our businesses. In addition, certain of our General Insurance subsidiaries sell reinsurance to other insurance companies. We determine the portion of our ultimate net loss that will be recoverable under our reinsurance contracts by reference to the terms of the reinsurance protection purchased. This determination involves an estimate of incurred but not reported (IBNR) loss. Reinsurance recoverables for contracts which are accounted for as deposits are subject to similar judgments and uncertainties and reported in Other assets.
Reinsurance assets include the balances due for paid losses and expenses, reserves for losses and expenses reported and outstanding, reserves for IBNR, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and reserved losses and expenses and benefits with respect to these reinsurance agreements are sometimes collateralized. We remain liable to our policyholders regardless of whether our reinsurers meet their obligations under the reinsurance contracts, and as such, we regularly evaluate the financial condition of our reinsurers and monitor concentration of our credit risk. The estimation of the allowance for unrecoverable reinsurance from reinsurers who are unwilling and/or unable to pay amounts due us requires judgment for which key inputs typically include historical collection rates when amounts due are in dispute or where the reinsurer has suffered a credit event as well as specific reviews of balances in dispute or subject to credit impairment. Changes in the allowance for credit losses and disputes on reinsurance assets are reflected in Policyholder benefits and losses incurred within the Condensed Consolidated Statements of Income (Loss).

42	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Reinsurance

PRIOR TO THE ADOPTION OF THE TARGETED IMPROVEMENTS TO THE ACCOUNTING FOR LONG-DURATION CONTRACTS STANDARD
Assumptions used in estimating reinsurance recoverables related to coinsurance or modco contracts were consistent with those used in estimating the related liabilities and reflected locked-in assumptions, absent a loss recognition event. Amounts recoverable on YRT treaties were recognized when claims were incurred on the reinsured policies.
SUBSEQUENT TO THE ADOPTION OF THE TARGETED IMPROVEMENTS TO THE ACCOUNTING FOR LONG-DURATION CONTRACTS STANDARD
Reinsurance recoverables are recognized in a manner consistent with the liabilities relating to the underlying reinsured contracts.
The reinsurance recoverables for coinsurance and modco contracts, along with amounts recoverable on YRT treaties are determined based on updated net premium ratios, reflecting updated actuarial assumptions using locked-in upper-medium investment instrument yield discount rates with changes recognized as remeasurement gains and losses reported in income. In addition, reinsurance recoverables are remeasured at the balance sheet date using current upper-medium grade discount rates with changes reported in OCI. For reinsurance agreements that reinsure existing, or non-contemporaneous (in-force) traditional and limited payment long-duration insurance contracts, the reinsurance recoverable is measured using the upper-medium grade fixed-income instrument yield discount rate assumption related to the effective date of the reinsurance contract. Therefore, for non-contemporaneous reinsurance agreements executed after January 1, 2021, the locked-in rate to accrete interest into the income statement related to the reinsurance recoverable would be different from the locked-in rate used for accreting interest on the direct reserve for future policy benefits. Certain reinsured guaranteed benefits previously reported as reinsurance recoverables are classified as Market risk benefit assets in the Condensed Consolidated Balance Sheets and are measured at fair value.
The following tables present the transition rollforward for Reinsurance assets:

(in millions)	Individual Retirement	Life Insurance	Institutional Markets	Total
Reinsurance assets - other, net of allowance for credit losses and disputes(a)
Pre-adoption, December 31, 2020	$309	$2,370	$28	$2,707
Reclassification of Cost of Reinsurance(b)	—	416	—	416
Reclassification to Market risk benefits	(35)	—	—	(35)
Change in cash flow assumptions and effect of net premiums exceeding gross premiums	—	9	—	9
Change due to the current upper-medium grade discount rate	—	74	5	79
Post adoption January 1, 2021	$274	$2,869	$33	$3,176
(a)Excludes $36.3 billion of Reinsurance assets - other, net of allowance for credit losses and disputes in General Insurance and Other Operations.
(b)Cost of reinsurance is reported in Other liabilities in the Condensed consolidated Balance sheets.

(in millions)	Total
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes*
Pre-adoption, December 31, 2020	$29,135
Change in cash flow assumptions and effect of net premiums exceeding gross premiums	55
Change due to the current upper-medium grade discount rate	7,611
Post adoption January 1, 2021	$36,801
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re. Excludes $5.4 billion of Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes in General Insurance and Other Operations.
The remeasurement of the reinsurance assets using the current upper-medium grade discount rate is offset in AOCI.

AIG | First Quarter 2023 Form 10-Q	43

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
As of March 31, 2023, approximately $28.0 billion of reserves from our Life and Retirement Run-Off Lines and approximately $3.2 billion of reserves from our General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	March 31, 2023		December 31, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$18,640	$18,640	$18,821	$18,821	Fair value through other comprehensive income (loss)
Fixed maturity securities - fair value option	4,406	4,406	4,182	4,182	Fair value through net investment income
Commercial mortgage loans	4,152	3,927	4,107	3,837	Amortized cost
Real estate investments	130	315	133	348	Amortized cost
Private equity funds / hedge funds	1,901	1,901	1,893	1,893	Fair value through net investment income
Policy loans	345	345	355	355	Amortized cost
Short-term investments	184	184	75	75	Fair value through net investment income
Funds withheld investment assets	29,758	29,718	29,566	29,511
Derivative assets, net(b)	80	80	90	90	Fair value through net realized gains (losses)
Other(c)	570	570	782	782	Amortized cost
Total	$30,408	$30,368	$30,438	$30,383
(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $704 million ($556 million after-tax) and $(3.3) billion ($(2.6) billion after-tax), respectively for three months ended March 31, 2023 and 2022.
(b)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $278 million and $24 million, respectively, as of March 31, 2023. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $192 million and $28 million, respectively, as of December 31, 2022. These derivative assets and liabilities are fully collateralized either by cash or securities.
(c)Primarily comprised of Cash and Accrued investment income.
The impact of the funds withheld arrangements with Fortitude Re was as follows:

Three Months Ended March 31,
(in millions)	2023	2022
Net investment income - Fortitude Re funds withheld assets	$446	$291
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized losses - Fortitude Re funds withheld assets	(31)	(140)
Net realized gains (losses) - Fortitude Re funds withheld embedded derivative	(1,165)	3,318
Net realized gains (losses) on Fortitude Re funds withheld assets	(1,196)	3,178
Income (loss) from continuing operations before income tax expense (benefit)	(750)	3,469
Income tax expense (benefit)(a)	(158)	728
Net income (loss)	(592)	2,741
Change in unrealized appreciation (depreciation) of all other investments(a)	556	(2,638)
Comprehensive income (loss)	$(36)	$103
(a)The income tax expense (benefit) and the tax impact in AOCI was computed using AIG’s U.S. statutory tax rate of 21 percent.

44	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Reinsurance

Various assets supporting the Fortitude Re funds withheld arrangements are reported at amortized cost, and as such, changes in the fair value of these assets are not reflected in the financial statements. However, changes in the fair value of these assets are included in the embedded derivative in the Fortitude Re funds withheld arrangement and the appreciation (depreciation) of the asset is the primary driver of the comprehensive income (loss) reflected above.
REINSURANCE – CREDIT LOSSES
The estimation of reinsurance recoverables involves a significant amount of judgment, particularly for latent exposures, such as asbestos, due to their long-tail nature. We assess the collectability of reinsurance recoverable balances in each reporting period, through either historical trends of disputes and credit events or financial analysis of the credit quality of the reinsurer. We record adjustments to reflect the results of these assessments through an allowance for credit losses and disputes on uncollectible reinsurance that reduces the carrying amount of reinsurance and other assets on the consolidated balance sheets (collectively, reinsurance recoverables). This estimate requires significant judgment for which key considerations include:
•paid and unpaid amounts recoverable;
•whether the balance is in dispute or subject to legal collection;
•the relative financial health of the reinsurer as classified by the Obligor Risk Ratings (ORRs) we assign to each reinsurer based upon our financial reviews; reinsurers that are financially troubled (i.e., in run-off, have voluntarily or involuntarily been placed in receivership, are insolvent, are in the process of liquidation or otherwise subject to formal or informal regulatory restriction) are assigned ORRs that will generate a significant allowance; and
•whether collateral and collateral arrangements exist.
An estimate of the reinsurance recoverable's lifetime expected credit losses is established utilizing a probability of default and loss given default method, which reflects the reinsurer’s ORR. The allowance for credit losses excludes disputed amounts. An allowance for disputes is established for a reinsurance recoverable using the losses incurred model for contingencies.
The total reinsurance recoverables as of March 31, 2023 were $75.2 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 93 percent of the reinsurance recoverables were investment grade, of which 51 percent related to General Insurance and 42 percent related to Life and Retirement; (ii) approximately 7 percent of the reinsurance recoverables were non-investment grade, the majority of which related to General Insurance; (iii) less than one percent of the non-investment grade reinsurance recoverables related to Life and Retirement and (iv) less than one percent of the reinsurance recoverables related to entities that were not rated by AIG.
The total reinsurance recoverables as of December 31, 2022 were $71.8 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 92 percent of the reinsurance recoverables were investment grade, of which 53 percent related to General Insurance and 39 percent related to Life and Retirement; (ii) approximately 7 percent of the reinsurance recoverables were non-investment grade, the majority of which related to General Insurance; (iii) less than one percent of the non-investment grade reinsurance recoverables related to Life and Retirement and (iv) approximately one percent of the reinsurance recoverables related to entities that were not rated by AIG.
As of March 31, 2023 and December 31, 2022, approximately 77 percent and 77 percent, respectively, of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

Three Months Ended March 31,	2023			2022
(in millions)	General Insurance	Life and Retirement	Total	General Insurance	Life and Retirement	Total
Balance, beginning of year	$260	$84	$344	$281	$101	$382
Addition to (release of) allowance for expected credit losses and disputes, net	(3)	(10)	(13)	5	4	9
Write-offs charged against the allowance for credit losses and disputes	(1)	—	(1)	(2)	—	(2)
Other changes	(3)	—	(3)	2	—	2
Balance, end of period	$253	$74	$327	$286	$105	$391
Past-Due Status
We consider a reinsurance asset to be past due when it is 90 days past due. The allowance for credit losses is estimated excluding disputed amounts. An allowance for disputes is established using the losses incurred method for contingencies. Past due balances on claims that are not in dispute were not material for any of the periods presented.

AIG | First Quarter 2023 Form 10-Q	45

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 8. Deferred Policy Acquisition Costs

8. Deferred Policy Acquisition Costs
DAC represent those costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts. We defer incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract. Such DAC generally include agent or broker commissions and bonuses, premium taxes, and medical and inspection fees that would not have been incurred if the insurance contract had not been acquired or renewed. Each cost is analyzed to assess whether it is fully deferrable. We partially defer costs, including certain commissions, when we do not believe that the entire cost is directly related to the acquisition or renewal of insurance contracts. Commissions that are not deferred to DAC are recorded in General operating and other expenses in the Condensed Consolidated Statements of Income (Loss).
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
PRIOR TO THE ADOPTION OF THE TARGETED IMPROVEMENTS TO THE ACCOUNTING FOR LONG-DURATION CONTRACTS STANDARD
Long-duration insurance contracts: Policy acquisition costs for participating life, traditional life and accident and health insurance products were generally deferred and amortized, with interest, over the premium paying period. The assumptions used to calculate the benefit liabilities and DAC for these traditional products were set when a policy was issued and did not change with changes in actual experience, unless a loss recognition event occurred. These “locked-in” assumptions included mortality, morbidity, persistency, maintenance expenses and investment returns, and included margins for adverse deviation to reflect uncertainty given that actual experience might deviate from these assumptions. A loss recognition event occurred when there was a shortfall between the carrying amount of future policy benefit liabilities, net of DAC, and what the future policy benefit liabilities, net of DAC, would be when applying updated current assumptions. When we determined a loss recognition event had occurred, we first reduced any DAC related to that block of business through amortization of acquisition expense, and after DAC was depleted, we recorded additional liabilities through a charge to Policyholder benefits and losses incurred. Groupings for loss recognition testing were consistent with our manner of acquiring, servicing and measuring the profitability of the business and applied by product groupings. We performed separate loss recognition tests for traditional life products, payout annuities and long-term care products. Our policy was to perform loss recognition testing net of reinsurance. Once loss recognition had been recorded for a block of business, the old assumption set was replaced, and the assumption set used for the loss recognition would then be subject to the lock-in principle.
Investment-oriented contracts: Certain policy acquisition costs and policy issuance costs related to investment-oriented contracts, for example universal life, variable and fixed annuities, and fixed index annuities, were deferred and amortized, with interest, in relation to the incidence of EGPs to be realized over the estimated lives of the contracts. EGPs were affected by a number of factors, including levels of current and expected interest rates, net investment income and spreads, net realized gains and losses, fees, surrender rates, mortality experience, policyholder behavior experience and equity market returns and volatility. In each reporting period, current period amortization expense was adjusted to reflect actual gross profits. If the assumptions used for estimating gross profit changed significantly, DAC was recalculated using the new assumptions, including actuarial assumptions such as mortality, lapse, benefit utilization, and premium persistency, and any resulting adjustment was included in income. If the new assumptions indicated that future EGPs were higher than previously estimated, DAC was increased resulting in a decrease in amortization expense and increase in income in the current period; if future EGPs were lower than previously estimated, DAC was decreased resulting in an increase in amortization expense and decrease in income in the current period. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products. DAC was grouped consistent with

46	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 8. Deferred Policy Acquisition Costs

the manner in which the insurance contracts were acquired, serviced and measured for profitability and was reviewed for recoverability based on the current and projected future profitability of the underlying insurance contracts.
To estimate future EGPs for variable life and annuity products, a long-term annual asset growth assumption was applied to determine the future growth in assets and related asset-based fees. In determining the asset growth rate, the effect of short-term fluctuations in the equity markets was partially mitigated through the use of a “reversion to the mean” methodology for variable annuities, whereby short-term asset growth above or below long-term annual rate assumptions impacted the growth assumption applied to the five-year period subsequent to the current balance sheet date. The reversion to the mean methodology allowed us to maintain our long-term growth assumptions, while also giving consideration to the effect of actual investment performance. When actual performance significantly deviated from the annual long-term growth assumption, as evidenced by growth assumptions in the five-year reversion to the mean period falling below a certain rate (floor) or rising above a certain rate (cap) for a sustained period, judgment was applied to revise or “unlock” the growth rate assumptions to be used for both the five-year reversion to the mean period as well as the long-term annual growth assumption applied to subsequent periods.
Unrealized Appreciation (Depreciation) of Investments: DAC related to investment-oriented contracts was also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on EGPs, with related changes recognized through Other comprehensive income. The adjustment was made at each balance sheet date, as if the securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. Similarly, for long-duration traditional insurance contracts, if the assets supporting the liabilities were in a net unrealized gain position at the balance sheet date, loss recognition testing assumptions were updated to exclude such gains from future cash flows by reflecting the impact of reinvestment rates on future yields. If a future loss was anticipated under this basis, any additional shortfall indicated by loss recognition tests was recognized as a reduction in OCI. Similar to other loss recognition on long-duration insurance contracts, such shortfall is first reflected as a reduction in DAC and secondly as an increase in liabilities for Future policy benefits. The change in these adjustments, net of tax, was included with the change in net unrealized appreciation of investments that is credited or charged directly to Other comprehensive income.
SUBSEQUENT TO THE ADOPTION OF THE TARGETED IMPROVEMENTS TO THE ACCOUNTING FOR LONG-DURATION CONTRACTS STANDARD
DAC for all long-duration contracts, except for those with limited to no exposure to policyholder behavior risk, (i.e., certain investment contracts), is grouped and amortized on a constant level basis (i.e., approximating straight line amortization with adjustments for expected terminations) over the expected term of the related contracts using assumptions consistent with those used in estimating the related liability for future policy benefits, or any other related balances, for those corresponding contracts, as applicable. Capitalized expenses are only included in DAC amortization as expenses are incurred. For amortization purposes, contracts are grouped into annual cohorts by issue year and product and to segregate reinsured and non-reinsured contracts. Changes in future assumptions (e.g., expected duration of contracts or amount of coverage expected to be in force) are applied by adjusting the amortization rate prospectively. The Company has elected to implicitly account for actual experience, whether favorable or unfavorable, in its amortization expense each period. DAC is capped at the amount of expenses capitalized as the DAC balance does not accrue interest. DAC is not subject to recoverability testing.
VOBA is determined at the time of acquisition and is reported in the Condensed Consolidated Balance Sheets with DAC. This value is based on the present value of future pre-tax profits discounted at yields applicable at the time of purchase. VOBA is amortized, consistent with DAC, i.e., over the life of the business on a constant level basis.
Internal Replacements of Long-duration and Investment-oriented Products: the accounting of internal replacements has generally not been impacted by the adoption of LDTI.
The following table presents the transition rollforward for DAC*:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Pre-adoption December 31, 2020 DAC balance	$2,359	$560	$4,371	$26	$7,316
Adjustments for the removal of related balances in Accumulated other comprehensive income (loss) originating from unrealized gains (losses)	2,062	534	547	7	3,150
Post adoption January 1, 2021 DAC balance	$4,421	$1,094	$4,918	$33	$10,466
*Excludes $2.5 billion of DAC in General Insurance.
Prior to the adoption of LDTI, DAC for investment-oriented products included the effect of unrealized gains or losses on fixed maturity securities classified as available for sale. At the transition date, these adjustments were removed with a corresponding offset in AOCI. As the available for sale portfolio was in an unrealized gain position as of the transition date, the adjustment for removal of related balances in AOCI originating from unrealized gains (losses) balances was reducing DAC.

AIG | First Quarter 2023 Form 10-Q	47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 8. Deferred Policy Acquisition Costs

The following table presents a rollforward of DAC:

Three Months Ended March 31, 2023	General Insurance	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets
(in millions)						Total
Balance, beginning of year	$2,310	$4,597	$1,060	$4,839	$51	$12,857
Capitalization	1,358	187	20	120	4	1,689
Amortization expense	(1,034)	(137)	(21)	(99)	(2)	(1,293)
Other, including foreign exchange	40	—	—	11	—	51
Balance, end of period	$2,674	$4,647	$1,059	$4,871	$53	$13,304
Three Months Ended March 31, 2022
Balance, beginning of year	$2,428	$4,553	$1,078	$4,904	$38	$13,001
Capitalization	1,129	143	15	112	3	1,402
Amortization expense	(893)	(118)	(19)	(106)	(1)	(1,137)
Other, including foreign exchange	(16)	—	—	(30)	(1)	(47)
Balance, end of period	$2,648	$4,578	$1,074	$4,880	$39	$13,219
DEFERRED SALES INDUCEMENTS
We offer deferred sales inducements (DSI) which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. To qualify for such accounting treatment as an asset, the bonus interest must be explicitly identified in the contract at inception. We must also demonstrate that such amounts are incremental to amounts we credit on similar contracts without bonus interest and are higher than the contracts’ expected ongoing crediting rates for periods after the bonus period. DSI is reported in Other assets, while amortization related to DSI is recorded in Interest credited to policyholder account balances.
Prior to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
DSI amounts were deferred and amortized over the life of the contract in relation to the incidence of EGPs to be realized over the estimated lives of the contracts. DSI was adjusted for the effect on EGPs of unrealized gains and losses on available-for-sale securities, with related changes recognized through Other comprehensive income.
Subsequent to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
DSI amounts are deferred and amortized on a constant level basis over the life of the contract consistent with DAC, changes in future assumptions (e.g., expected duration of contracts) are applied by adjusting the amortization rate prospectively rather than through a retrospective catch up adjustment. The Company has elected to implicitly account for actual experience, whether favorable or unfavorable, in its amortization expense each period, consistent with DAC.
The following table presents the transition rollforward for DSI*:

(in millions)	Individual Retirement	Group Retirement	Total
Pre-adoption December 31, 2020 DSI balance	$190	$91	$281
Adjustments for the removal of related balances in Accumulated other comprehensive income (loss) originating from unrealized gains (losses)	284	114	398
Post adoption January 1, 2021 DSI balance	$474	$205	$679
*Others assets, excluding DSI, totaled $12.8 billion.
Prior to the adoption of LDTI, deferred sales inducements for investment-oriented products included the effect of unrealized gains or losses on fixed maturity securities classified as available-for-sale. At the transition date, these adjustments were removed with a corresponding offset in AOCI. As the available for sale portfolio was in an unrealized gain position as of the transition date, the adjustment for removal of related balances in AOCI originating from unrealized gains (losses) balances was reducing DSI.

48	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 8. Deferred Policy Acquisition Costs

The following table presents a rollforward of DSI:

Three Months Ended March 31,	2023			2022
(in millions)	Individual Retirement	Group Retirement	Total	Individual Retirement	Group Retirement	Total
Balance, beginning of year	$381	$177	$558	$428	$191	$619
Capitalization	2	—	2	2	—	2
Amortization expense	(14)	(3)	(17)	(13)	(4)	(17)
Balance, end of period*	$369	$174	$543	$417	$187	$604
*At March 31, 2023 and March 31, 2022, Others assets, excluding DSI, totaled $12.4 billion and $12.6 billion, respectively.

9. Variable Interest Entities
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

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles(e)	Total
March 31, 2023
Assets:
Bonds available for sale	$—	$1,627	$1,627
Equity securities	40	—	40
Mortgage and other loans receivable	—	2,165	2,165
Other invested assets
Alternative investments(a)	2,840	—	2,840
Investment real estate	1,766	—	1,766
Short-term investments	190	166	356
Cash	96	—	96
Accrued investment income	—	7	7
Other assets	134	6	140
Total(b)	$5,066	$3,971	$9,037
Liabilities:
Debt of consolidated investment entities	$1,339	$2,419	$3,758
Other(c)	96	29	125
Total	$1,435	$2,448	$3,883

AIG | First Quarter 2023 Form 10-Q	49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Variable Interest Entities

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles(e)	Total
December 31, 2022
Assets:
Bonds available for sale	$—	$3,672	$3,672
Equity securities	51	—	51
Mortgage and other loans receivable	—	2,221	2,221
Other invested assets
Alternative investments(a)	2,842	—	2,842
Investment real estate	1,731	—	1,731
Short-term investments	191	281	472
Cash	71	—	71
Accrued investment income	—	9	9
Other assets	102	70	172
Total(b)	$4,988	$6,253	$11,241
Liabilities:
Debt of consolidated investment entities	$1,358	$4,336	$5,694
Other(c)	85	47	132
Total	$1,443	$4,383	$5,826
(a)Comprised primarily of investments in real estate joint ventures at March 31, 2023 and December 31, 2022.
(b)The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)Comprised primarily of Other liabilities at March 31, 2023 and December 31, 2022.
(d)At March 31, 2023 and December 31, 2022, off-balance sheet exposure primarily consisting of our insurance companies’ commitments to real estate and investment entities were $2.0 billion and $2.1 billion, respectively, of which commitments to external parties were $0.5 billion and $0.6 billion, respectively.
(e)During the three-month period ended March 31, 2023, as part of the sale of AIG Credit Management, LLC, certain consolidated investment entities were deconsolidated. The impact of the deconsolidation was a decrease of $2.1 billion in assets and $1.9 billion in liabilities, resulting in a pre-tax loss of $5 million.
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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(c)	Off-Balance Sheet		Total
March 31, 2023
Real estate and investment entities(a)	$501,701	$9,314	$3,895	(d)	$13,209
Other(b)	1,027	58	748	(e)	806
Total	$502,728	$9,372	$4,643		$14,015
December 31, 2022
Real estate and investment entities(a)	$504,219	$9,145	$3,938	(d)	$13,083
Other(b)	1,302	247	747	(e)	994
Total	$505,521	$9,392	$4,685		$14,077
(a)Comprised primarily of hedge funds and private equity funds.
(b)At March 31, 2023 and December 31, 2022, excludes approximately $2,104 million and $2,057 million, respectively, of VIE assets related to AIGFP and its consolidated subsidiaries, with maximum off-balance sheet exposure to loss of $2,080 million and $2,033 million, respectively. For additional information, see Note 1.
(c)At March 31, 2023 and December 31, 2022, $9.3 billion and $9.3 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.
(d)These amounts represent our unfunded commitments to invest in private equity funds and hedge funds.
(e)These amounts represent our estimate of the maximum exposure to loss under certain insurance policies issued to VIEs if a hypothetical loss occurred to the extent of the full amount of the insured value. Our insurance policies cover defined risks and our estimate of liability is included in our insurance reserves on the balance sheet.
For additional information on VIEs, see Note 9 to the Consolidated Financial Statements in the 2022 Annual Report.

50	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Derivatives and Hedge Accounting

10. Derivatives and Hedge Accounting
We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities, fixed maturity securities, outstanding medium- and long-term notes as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and swaps) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures, foreign currency transactions, and foreign denominated investments. Equity derivatives are used to economically mitigate financial risk associated with embedded derivatives and MRBs in certain insurance liabilities. We use credit derivatives to manage our credit exposures. Commodity derivatives are used to hedge exposures within reinsurance contracts. The derivatives are effective economic hedges of the exposures that they are meant to offset. In addition to hedging activities, we also enter into derivative contracts with respect to investment operations, which may include, among other things, credit default swaps (CDSs), total return swaps and purchases of investments with embedded derivatives, such as equity-linked notes and convertible bonds.
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2023				December 31, 2022
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$671	$388	$1,652	$44	$251	$355	$1,688	$66
Foreign exchange contracts	4,500	573	4,717	230	4,543	642	4,899	317
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	25,756	2,014	39,840	3,001	39,833	3,367	34,128	4,772
Foreign exchange contracts	10,505	1,079	9,510	573	8,626	1,202	10,397	821
Equity contracts	27,092	683	6,930	60	31,264	428	4,740	26
Commodity contracts	80	7	5	—	212	9	20	—
Credit contracts(b)	1,810	33	932	40	1,808	32	933	41
Other contracts(c)	46,652	14	—	—	47,184	14	—	—
Total derivatives, gross	$117,066	$4,791	$63,586	$3,948	$133,721	$6,049	$56,805	$6,043
Counterparty netting(d)		(2,382)		(2,382)		(3,895)		(3,895)
Cash collateral(e)		(1,793)		(1,311)		(1,640)		(1,917)
Total derivatives on Condensed Consolidated Balance Sheets(f)		$616		$255		$514		$231
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)As of March 31, 2023 and December 31, 2022, included CDSs on super senior multi-sector CLOs with a net notional amount of $78 million and $79 million (fair value liability of $32 million and $32 million), respectively. The net notional amount represents the maximum exposure to loss on the portfolio.
(c)Consists primarily of stable value wraps and contracts with multiple underlying exposures.
(d)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(e)Represents cash collateral posted and received that is eligible for netting.
(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was $1.9 billion at March 31, 2023 and $2.2 billion at December 31, 2022. Fair value of liabilities related to bifurcated embedded derivatives was $6.1 billion and $5.4 billion, respectively, at March 31, 2023 and December 31, 2022. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life products, which include equity and interest rate components, and the funds withheld arrangement with Fortitude Re. For additional information, see Note 7.

AIG | First Quarter 2023 Form 10-Q	51

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
Collateral posted by us to third parties for derivative transactions was $2.5 billion and $2.9 billion at March 31, 2023 and December 31, 2022, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $2.2 billion and $2.0 billion at March 31, 2023 and December 31, 2022, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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
We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three-month periods ended March 31, 2023 and 2022, we recognized gains (losses) of $(25) million and $87 million, respectively, included in Change in foreign currency translation adjustments in Other comprehensive income (loss) related to the net investment hedge relationships.
A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

52	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Derivatives and Hedge Accounting

The following table presents the gain (loss) recognized in income on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Income for:
(in millions)	Hedging Derivatives(a)	Excluded Components(b)	Hedged Items	Net Impact
Three Months Ended March 31, 2023
Interest rate contracts:
Interest credited to policyholder account balances	$43	$—	$(47)	$(4)
Net investment income	—	—	—	—
Foreign exchange contracts:
Net realized gains/(losses)	(130)	76	130	76
Three Months Ended March 31, 2022
Interest rate contracts:
Interest credited to policyholder account balances	$(21)	$—	$23	$2
Net investment income	1	—	(1)	—
Foreign exchange contracts:
Net realized gains/(losses)	109	42	(109)	42
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
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

Three Months Ended March 31,	Gains (Losses) Recognized in Income
(in millions)	2023	2022
By Derivative Type:
Interest rate contracts	$95	$(613)
Foreign exchange contracts	(101)	236
Equity contracts	(78)	(204)
Commodity contracts	7	(4)
Credit contracts	(1)	(1)
Other contracts	16	18
Embedded derivatives	(1,548)	3,979
Total	$(1,610)	$3,411
By Classification:
Policy fees	$16	$15
Net investment income - excluding Fortitude Re funds withheld assets	—	(1)
Net investment income - Fortitude Re funds withheld assets	(2)	—
Net realized gains (losses) - excluding Fortitude Re funds withheld assets	(391)	607
Net realized gains (losses) on Fortitude Re funds withheld assets(a)	(1,127)	3,262
Policyholder benefits and claims incurred	3	(7)
Change in the fair value of market risk benefits, net(b)	(109)	(465)
Total	$(1,610)	$3,411
(a)Includes over-the-counter derivatives supporting the funds withheld arrangements with Fortitude Re and the embedded derivative contained within the funds withheld payable with Fortitude Re.
(b)This represents activity related to derivatives that economically hedged changes in the fair value of certain market risk benefits.

AIG | First Quarter 2023 Form 10-Q	53

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Derivatives and Hedge Accounting

CREDIT RISK-RELATED CONTINGENT FEATURES
We estimate that at March 31, 2023, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $6 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $32 million and $32 million at March 31, 2023 and December 31, 2022, respectively. The aggregate fair value of assets posted as collateral under these contracts at March 31, 2023 and December 31, 2022, was approximately $34 million and $34 million, respectively.
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
We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair value of these hybrid securities was under $1 million at both March 31, 2023 and December 31, 2022, respectively. These securities have par amounts of $42 million and $42 million at March 31, 2023 and December 31, 2022, respectively, and have remaining stated maturity dates that extend to 2052.

11. Insurance Liabilities
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
Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.5 billion and $12.1 billion at March 31, 2023 and December 31, 2022, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At March 31, 2023 and December 31, 2022 we held collateral of approximately $8.7 billion and $8.6 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both March 31, 2023 and December 31, 2022.

54	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Insurance Liabilities

The following table presents the rollforward of activity in loss reserves:

Three Months Ended March 31,
(in millions)	2023	2022
Liability for unpaid loss and loss adjustment expenses, beginning of year	$75,167	$79,026
Reinsurance recoverable	(32,102)	(35,213)
Net Liability for unpaid loss and loss adjustment expenses, beginning of year	43,065	43,813
Losses and loss adjustment expenses incurred:
Current year	3,784	3,882
Prior years, excluding discount and amortization of deferred gain	(27)	(51)
Prior years, discount charge (benefit)	94	4
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(60)	(42)
Total losses and loss adjustment expenses incurred	3,791	3,793
Losses and loss adjustment expenses paid:
Current year	(289)	(323)
Prior years	(3,549)	(3,442)
Total losses and loss adjustment expenses paid	(3,838)	(3,765)
Other changes:
Foreign exchange effect	397	4
Retroactive reinsurance adjustment (net of discount)(b)	12	17
Total other changes	409	21
Liability for unpaid loss and loss adjustment expenses, end of year:
Net liability for unpaid losses and loss adjustment expenses	43,427	43,862
Reinsurance recoverable	32,366	34,321
Total	$75,793	$78,183
(a)Includes $7 million and $4 million for the retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), covering U.S. asbestos exposures for the three-month periods ended March 31, 2023 and 2022, respectively.
(b)Includes benefit (charge) from change in discount on retroactive reinsurance in the amount of $70 million and $39 million for the three-month periods ended March 31, 2023 and 2022, respectively.
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
Prior Year Development
During the three-month period ended March 31, 2023, we recognized favorable prior year loss reserve development of $27 million excluding discount and amortization of deferred gain. The development in this period was largely driven by favorable development on U.S. Workers Compensation and Other product lines, partially offset by unfavorable development on prior year catastrophes.
During the three-month period ended March 31, 2022, we recognized favorable prior year loss reserve development of $51 million excluding discount and amortization of deferred gain. The development in this period was primarily driven by favorable development on U.S. Workers Compensation and Japan Personal Insurance, partially offset by unfavorable development on U.S. Property and Special Risks.
Discounting of Loss Reserves
At March 31, 2023 and December 31, 2022, the loss reserves reflect a net loss reserve discount of $1.3 billion and $1.3 billion, respectively, including tabular and non-tabular calculations based upon the following assumptions:
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

AIG | First Quarter 2023 Form 10-Q	55

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Insurance Liabilities

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
At March 31, 2023 and December 31, 2022, the discount consists of $332 million and $314 million of tabular discount, respectively, and $952 million and $964 million of non-tabular discount for workers’ compensation, respectively. During the three-month periods ended March 31, 2023 and 2022, the benefit / (charge) from changes in discount of $(64) million and $20 million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Condensed Consolidated Statements of Income (Loss).
The following table presents the components of the loss reserve discount discussed above:

(in millions)	March 31, 2023	December 31, 2022
U.S. workers' compensation	$2,468	$2,532
Retroactive reinsurance	(1,184)	(1,254)
Total reserve discount(a)(b)	$1,284	$1,278
(a)Excludes $139 million and $135 million of discount related to certain long-tail liabilities in the UK at March 31, 2023 and December 31, 2022, respectively.
(b)Includes gross discount of $755 million and $763 million, which was 100 percent ceded to Fortitude Re at March 31, 2023 and December 31, 2022, respectively.
The following table presents the net loss reserve discount benefit (charge):

Three Months Ended March 31,
(in millions)	2023	2022
Current accident year	$30	$24
Accretion and other adjustments to prior year discount	(94)	(4)
Net reserve discount benefit (charge)	(64)	20
Change in discount on loss reserves ceded under retroactive reinsurance	70	39
Net change in total reserve discount*	$6	$59
*Excludes $4 million and $2 million of discount related to certain long-tail liabilities in the UK for the three-month periods ended March 31, 2023 and 2022, respectively.
Amortization of Deferred Gain on Retroactive Reinsurance
Amortization of the deferred gain on retroactive reinsurance includes $53 million and $38 million related to the adverse development reinsurance cover with NICO for the three-month periods ended March 31, 2023 and 2022, respectively.
Amounts recognized reflect the amortization of the initial deferred gain at inception, as amended for subsequent changes in the deferred gain due to changes in subject reserves.
FUTURE POLICY BENEFITS
Future policy benefits primarily include reserves for traditional life and annuity payout contracts, which represent an estimate of the present value of future benefits less the present value of future net premiums. Included in Future policy benefits are liabilities for annuities issued in structured settlement arrangements whereby a claimant receives life contingent payments over their lifetime. Also included are pension risk transfer arrangements whereby an upfront premium is received in exchange for guaranteed retirement benefits. All payments under these arrangements are fixed and determinable with respect to their amounts and dates.
Prior to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
Future policy benefits for traditional and limited pay contracts were reserved using actuarial assumptions locked-in at contract issuance. These assumptions were only updated when a loss recognition event occurred. Also included in Future policy benefits were reserves for contracts in loss recognition, including the adjustment to reflect the effect of unrealized gains on fixed maturity securities available for sale with related changes recognized through Other comprehensive income (loss).
Future policy benefits also included certain guaranteed benefits of annuity products that were not considered embedded derivatives.

56	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Insurance Liabilities

Subsequent to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
For traditional and limited pay long-duration products, benefit reserves are accrued and benefit expense is recognized using a net premiums ratios (NPR) methodology for each annual cohort of business. This NPR method incorporates periodic retrospective revisions to the NPR to reflect updated actuarial assumptions and variances in actual versus expected experience. The Future policy benefit liability is accrued by multiplying the gross premium recognized in each period by the net premium ratio. The net premium is equal to the portion of the gross premium required to provide for all benefits and certain expenses and may not exceed 100 percent. Benefits in excess of premiums are expensed immediately through Policyholder benefits. In addition, periodic revisions to the NPR below 100 percent may result in reclassification between the benefit reserves and deferred profit liability for limited pay contracts.
Insurance contracts are aggregated into annual cohorts for the purposes of determining the liability for future policy benefits (LFPB), but are not aggregated across segments. These annual cohorts may be further segregated based on product characteristics, or to distinguish business reinsured from non-reinsured business or products issued in different functional currencies. The assumptions used to calculate the future policy benefits include discount rates, persistency and recognized morbidity and mortality tables modified to reflect the Company's experience.
The current discount rate assumption for the liability for future policy benefits is derived from market observable yields on upper-medium-grade fixed income instruments. The Company uses an external index as the source of the yields on these instruments for the first 30 years. For years 30 to 50, the yield is derived using market observable credit spreads. Yields for years 50 to 100 are extrapolated using a flat forward approach, maintaining a constant forward spread through the period. The current discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change in the discount rate reflected in Other comprehensive income.
The method for constructing and applying the locked-in discount rate assumptions on newly issued business is determined based on factors such as product characteristics and the expected timing of cash flows. This discount rate assumption is derived from market observable yields on upper-medium-grade fixed income instruments. Similar to the current discount rate assumption, the Company may employ conversion and interpolation methodologies when necessary. The applicable interest accretion is reflected in Policyholder benefits and losses incurred in the Condensed Consolidated Statements of Income (Loss).
The following table presents the transition rollforward of the liability for future policy benefits for nonparticipating contracts(a):

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(b)	Total
(in millions)
Pre-adoption December 31, 2020 liability for future policy benefits balance	$1,309	$282	$11,129	$11,029	$22,206	$45,955
Adjustments for the reclassification to the deferred profit liability	(65)	(8)	—	(766)	(859)	(1,698)
Change in cash flow assumptions and effect of net premiums exceeding gross premiums	(14)	2	15	4	55	62
Effect of the remeasurement of the liability at a current single A rate	156	63	2,977	1,655	7,611	12,462
Adjustment for the removal of loss recognition balances related to unrealized gain or loss on securities	(64)	(60)	4	(292)	—	(412)
Post adoption January 1, 2021 liability for future policy benefits balance	$1,322	$279	$14,125	$11,630	$29,013	$56,369
(a)Excludes future policy benefits for participating contracts, DPL, additional liabilities, Accident and Health, Group Benefits and Other Operations representing $11.0 billion of liability for future policy benefits. See transition tables below for DPL and additional liabilities.
(b)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
Adjustments for the reclassification between the liability for future policy benefits and deferred profit liability represent changes in the net premium ratios that are less than 100 percent at transition for certain limited pay cohorts, resulting in a reclassification between the two liabilities, with no impact on Retained earnings.
Adjustments for Changes in cash flow assumptions represents revised net premium ratios in excess of 100 percent for certain cohorts at transition, with an offset to Retained earnings.
Prior to adoption, loss recognition for traditional products was adjusted for the effect of unrealized gains on fixed maturity securities available for sale. At the transition date, these adjustments were removed with a corresponding offset in AOCI.
The effect of the remeasurement at the current single A rate is reported at the transition date and each subsequent balance sheet date, with an offset in AOCI.

AIG | First Quarter 2023 Form 10-Q	57

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Insurance Liabilities

The following table presents the balances and changes in the liability for future policy benefits and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets:

Three Months Ended March 31, 2023	General Insurance	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(e)	Total
(in millions, except for liability durations)
Present value of expected net premiums
Balance, beginning of year	$1,929	$—	$—	$11,654	$—	$991	$14,574
Effect of changes in discount rate assumptions (AOCI)	262	—	—	1,872	—	66	2,200
Beginning balance at original discount rate	2,191	—	—	13,526	—	1,057	16,774
Effect of changes in cash flow assumptions	—	—	—	—	—	—	—
Effect of actual variances from expected experience	(10)	1	—	12	—	3	6
Adjusted beginning of year balance	2,181	1	—	13,538	—	1,060	16,780
Issuances	36	6	—	322	—	—	364
Interest accrual	11	—	—	106	—	12	129
Net premium collected	(57)	(7)	—	(352)	—	(30)	(446)
Foreign exchange impact	(8)	—	—	96	—	—	88
Other	—	—	—	3	—	—	3
Ending balance at original discount rate	2,163	—	—	13,713	—	1,042	16,918
Effect of changes in discount rate assumptions (AOCI)	(353)	—	—	(1,648)	—	(48)	(2,049)
Balance, end of period	$1,810	$—	$—	$12,065	$—	$994	$14,869

Present value of expected future policy benefits
Balance, beginning of year	$2,380	$1,223	$211	$21,179	$12,464	$20,429	$57,886
Effect of changes in discount rate assumptions (AOCI)	362	167	2	3,424	2,634	1,083	7,672
Beginning balance at original discount rate	2,742	1,390	213	24,603	15,098	21,512	65,558
Effect of changes in cash flow assumptions(a)	—	—	—	—	—	—	—
Effect of actual variances from expected experience(a)	(2)	(3)	(1)	26	(5)	—	15
Adjusted beginning of year balance	2,740	1,387	212	24,629	15,093	21,512	65,573
Issuances	36	70	2	318	1,450	3	1,879
Interest accrual	13	12	3	224	139	257	648
Benefit payments	(60)	(32)	(7)	(476)	(228)	(379)	(1,182)
Foreign exchange impact	(10)	—	—	277	125	—	392
Other	—	—	—	1	—	(3)	(2)
Ending balance at original discount rate	2,719	1,437	210	24,973	16,579	21,390	67,308
Effect of changes in discount rate assumptions (AOCI)	(457)	(141)	3	(3,081)	(2,302)	(492)	(6,470)
Balance, end of period	$2,262	$1,296	$213	$21,892	$14,277	$20,898	$60,838
Net liability for future policy benefits, end of period	$452	$1,296	$213	$9,827	$14,277	$19,904	$45,969
Liability for future policy benefits for certain participating contracts							1,340
Liability for universal life policies with secondary guarantees and similar features(b)							3,512
Deferred profit liability							2,396
Other reconciling items(c)							1,629
Future policy benefits for life and accident and health insurance contracts							54,846
Less: Reinsurance recoverable							(24,266)
Net liability for future policy benefits after reinsurance recoverable							$30,580

Weighted average liability duration of the liability for future policy benefits(d)	10.0	7.7	7.1	12.4	11.5	11.6

58	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Insurance Liabilities

Three Months Ended March 31, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(e)	Total
(in millions, except for liability durations)
Present value of expected net premiums
Balance, beginning of year	$—	$—	$14,369	$—	$1,274	$15,643
Effect of changes in discount rate assumptions (AOCI)	—	—	(706)	—	(150)	(856)
Beginning balance at original discount rate	—	—	13,663	—	1,124	14,787
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	—	—	29	—	2	31
Adjusted beginning of year balance	—	—	13,692	—	1,126	14,818
Issuances	4	—	375	—	—	379
Interest accrual	—	—	100	—	13	113
Net premium collected	(4)	—	(355)	—	(30)	(389)
Foreign exchange impact	—	—	(140)	—	—	(140)
Other	—	—	—	—	—	—
Ending balance at original discount rate	—	—	13,672	—	1,109	14,781
Effect of changes in discount rate assumptions (AOCI)	—	—	(339)	—	55	(284)
Balance, end of period	$—	$—	$13,333	$—	$1,164	$14,497

Present value of expected future policy benefits
Balance, beginning of year	$1,373	$264	$27,442	$13,890	$27,674	$70,643
Effect of changes in discount rate assumptions (AOCI)	(95)	(46)	(2,717)	(870)	(5,673)	(9,401)
Beginning balance at original discount rate	1,278	218	24,725	13,020	22,001	61,242
Effect of changes in cash flow assumptions(a)	—	—	—	—	—	—
Effect of actual variances from expected experience(a)	1	(2)	38	(5)	(10)	22
Adjusted beginning of year balance	1,279	216	24,763	13,015	21,991	61,264
Issuances	50	5	374	223	3	655
Interest accrual	10	3	221	105	262	601
Benefit payments	(28)	(8)	(523)	(198)	(382)	(1,139)
Foreign exchange impact	—	—	(178)	(93)	—	(271)
Other	—	—	(1)	1	—	—
Ending balance at original discount rate	1,311	216	24,656	13,053	21,874	61,110
Effect of changes in discount rate assumptions (AOCI)	(24)	25	170	(551)	2,705	2,325
Balance, end of period	$1,287	$241	$24,826	$12,502	$24,579	$63,435
Net liability for future policy benefits, end of period	$1,287	$241	$11,493	$12,502	$23,415	$48,938
Liability for future policy benefits for certain participating contracts						1,386
Liability for universal life policies with secondary guarantees and similar features(b)						4,223
Deferred profit liability						2,232
Other reconciling items(c)						2,528
Future policy benefits for life and accident and health insurance contracts						59,307
Less: Reinsurance recoverable						(29,342)
Net liability for future policy benefits after reinsurance recoverable						$29,965

Weighted average liability duration of the liability for future policy benefits(d)	8.1	7.4	13.6	12.1	12.8
(a)Effect of changes in cash flow assumptions and variances from actual experience are partially offset by changes in the deferred profit liability.
(b)Additional details can be found in the table that presents the balances and changes in the liability for universal life policies with secondary guarantees and similar features.
(c)Other reconciling items primarily include the Accident and Health as well as Group Benefits (short-duration) contracts.
(d)The weighted average liability durations are calculated as the modified duration using projected future net liability cashflows that are aggregated at the segment level, utilizing the segment level weighted average interest rates and current discount rate, which can be found in the table below.
(e)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.

AIG | First Quarter 2023 Form 10-Q	59

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Insurance Liabilities

For the three-month periods ended March 31, 2023 and 2022 in the traditional term life insurance block, capping of net premium ratios at 100 percent causes our reserves to be higher by $7 million and $8 million, respectively.
The following table presents the amount of undiscounted expected future benefit payments and expected gross premiums for future policy benefits for nonparticipating contracts:

Three Months Ended March 31,
(in millions)		2023	2022
General Insurance	Expected future benefits and expense	$3,350	$3,318
	Expected future gross premiums	$4,616	$4,590
Individual Retirement	Expected future benefits and expense	$2,048	$1,757
	Expected future gross premiums	$—	$—
Group Retirement	Expected future benefits and expense	$317	$317
	Expected future gross premiums	$—	$—
Life Insurance	Expected future benefits and expense	$39,028	$38,739
	Expected future gross premiums	$28,964	$29,125
Institutional Markets	Expected future benefits and expense	$29,029	$20,824
	Expected future gross premiums	$—	$—
Other*	Expected future benefits and expense	$44,148	$45,468
	Expected future gross premiums	$2,225	$2,389
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for future policy benefits for nonparticipating contracts:

	Gross Premiums Three Months Ended March 31,		Interest Accretion Three Months Ended March 31,
(in millions)	2023	2022	2023	2022
General Insurance	$95	$97	$1	$1
Individual Retirement	$75	$51	$12	$10
Group Retirement	6	8	3	3
Life Insurance	575	582	118	121
Institutional Markets	1,581	244	139	105
Other*	54	56	245	249
Total	$2,386	$1,038	$518	$489
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

Three Months Ended March 31, 2023	General Insurance	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other*

Weighted-average interest rate, original discount rate	1.78%	3.65%	5.19%	4.11%	3.76%	4.88%
Weighted-average interest rate, current discount rate	3.64%	5.33%	4.91%	5.08%	5.04%	5.10%

Three Months Ended March 31, 2022
Weighted-average interest rate, original discount rate	1.79%	3.04%	4.70%	4.12%	3.23%	4.80%
Weighted-average interest rate, current discount rate	2.67%	3.72%	3.68%	3.72%	3.59%	3.92%
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.
Deferred Profit Liability: The Company issues certain annuity and life insurance contracts where premiums are paid up-front or for a shorter period than benefits will be paid (i.e., limited pay contracts). A DPL is required to be established to avoid recognition of gains when these contracts are issued. DPLs are amortized over the life of the contracts to align the revenue recognized with the related benefit expenses. The DPL is amortized in a constant relationship to the amount of discounted insurance in force for life insurance or expected future benefit payments for annuity contracts over the term of the contract.

60	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Insurance Liabilities

Prior to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
Limited pay contracts were subject to a lock-in concept and assumptions derived at policy issue were not subsequently updated unless a loss recognition event occurred. The net premiums were recorded as revenue. The difference between the gross premium received and the net premium was deferred and recognized in premiums in a constant relationship to insurance in-force, or for annuities, the amount of expected future policy benefits. This unearned revenue (deferred profit) was recorded in the Condensed Consolidated Balance Sheets in Other policyholder funds.
Subsequent to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
The difference between the gross premium received and recorded as revenue and the net premium is deferred and recognized in Policyholder benefits in a constant relationship to insurance in-force, or for annuities, the amount of expected future policy benefits. This deferred profit liability accretes interest and is recorded in the Condensed Consolidated Balance Sheets in Future policy benefits. Cash flow assumptions included in the measurement of the DPL are the same as those utilized in the respective LFPBs and are reviewed at least annually. The cash flow estimates for DPLs are updated on a retrospective catch-up basis at the same time as the cash flow estimates for the related LFPBs. The updated LFPB cash flows are used to recalculate the DPL at the inception of the applicable related LFPB cohort. The difference between the recalculated DPL at the beginning of the current reporting period and the carrying amount of the DPL at the current reporting period is recognized as a gain or loss in Policyholder benefits and losses incurred in the Condensed Consolidated Statements of Income (Loss).
The following table presents the transition rollforward for deferred profit liability for long-duration contracts*:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other*	Total
(in millions)
Pre-adoption December 31, 2020 deferred profit liability balance	$2	$—	$5	$64	$—	$71
Adjustments for the reclassification from/(to) the liability for the future policy benefits	65	8	—	766	859	1,698
Post adoption January 1, 2021 deferred profit liability balance	$67	$8	$5	$830	$859	$1,769
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
Adjustments for the reclassification between the liability for future policy benefits and deferred profit liability represent changes in the net premium ratios that are less than 100 percent at transition for certain limited pay cohorts, resulting in a reclassification between the two liabilities, with no impact on retained earnings.
Additional Liabilities: For universal-life type products, insurance benefits in excess of the account balance are generally recognized as expenses in the period incurred unless the design of the product is such that future charges are insufficient to cover the benefits, in which case an “additional liability” is accrued over the life of the contract. These additional liabilities are included in Future policy benefits for life and accident and health insurance contracts in the Condensed Consolidated Balance Sheets. Prior to the adoption of the standard, our additional liabilities consisted primarily of GMDBs on annuities, as well as universal-life contracts with secondary guarantees. Subsequent to the adoption of this standard, the GMDBs have been reclassified and reported as MRBs, while the universal-life contracts with secondary guarantees continue to be reported as additional liabilities.
The following table presents the transition rollforward of the additional liabilities:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(c)	Total
(in millions)
Pre-adoption December 31, 2020 additional liabilities	$1,423	$221	$5,117	$—	$55	$6,816
Adjustment for the reclassification of additional liabilities from Future policy benefits to Market risk benefits(a)	(907)	(132)	—	—	—	(1,039)
Adjustment for removal of related balances in Accumulated other comprehensive income (loss) originating from unrealized gains (losses)(b)	(516)	(89)	—	—	—	(605)
Post-adoption January 1, 2021 additional liabilities	$—	$—	$5,117	$—	$55	$5,172
(a)Adjustments for the reclassification of additional liabilities from Future policy benefits to MRBs represent contract guarantees (e.g., GMDBs) that were previously classified as insurance liabilities within Future policy benefits, but have been reclassified as MRBs as of January 1, 2021. For additional information on the transition impacts associated with LDTI, see Note 13.
(b)Adjustments for the removal of related balances in Accumulated other comprehensive income (loss) originating from unrealized gains (losses) relate to the additional liabilities reclassified from Future policy benefits in the line above.
(c)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.

AIG | First Quarter 2023 Form 10-Q	61

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Insurance Liabilities

Post-adoption, our additional liabilities primarily consist of universal life policies with secondary guarantees and these additional liabilities are recognized in addition to the Policyholder account balances. For universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception, a liability is recognized based on a benefit ratio of (a) the present value of total expected payments, in excess of the account value, over the life of the contract, divided by (b) the present value of total expected assessments over the life of the contract. For universal life policies without secondary guarantees, for which profits followed by losses are first expected after contract inception, we establish a liability, in addition to policyholder account balances, so that expected future losses are recognized in proportion to the emergence of profits in the earlier (profitable) years. Universal life account balances are reported within Policyholder contract deposits, while these additional liabilities are reported within the liability for future policy benefits in the Condensed Consolidated Balance Sheets. These additional liabilities are also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on accumulated assessments, with related changes recognized through Other comprehensive income. The policyholder behavior assumptions for these liabilities include mortality, lapses and premium persistency. The capital market assumptions used for the liability for universal life secondary guarantees include discount rates and net earned rates.
The following table presents the balances and changes in the liability for universal life policies with secondary guarantees and similar features:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(in millions, except duration of liability)	Life Insurance	Other(c)	Total	Life Insurance	Other(c)	Total
Balance, beginning of year(a)	$3,300	$55	$3,355	$4,952	$55	$5,007
Effect of changes in experience	74	(1)	73	108	(1)	107
Adjusted beginning balance	3,374	54	3,428	5,060	54	5,114
Assessments	179	—	179	168	—	168
Excess benefits paid	(238)	—	(238)	(290)	—	(290)
Interest accrual	28	1	29	34	1	35
Other	(5)	—	(5)	(7)	—	(7)
Changes related to unrealized appreciation (depreciation) of investments	119	—	119	(797)	—	(797)
Balance, end of period	3,457	55	3,512	4,168	55	4,223
Less: Reinsurance recoverable	(192)	—	(192)	(198)	—	(198)
Balance, end of period net of Reinsurance recoverable	$3,265	$55	$3,320	$3,970	$55	$4,025

Weighted average duration of liability(b)	26.4	9.4		27.1	9.8
(a)Adjustments for the reclassifications between the liability for universal life policies with secondary guarantees and similar features and MRBs can be found in the MRBs transition table. For further detail of reclassifications, see Note 12.
(b)The weighted average liability durations are calculated as the modified duration using projected future net liability cashflows that are aggregated at the segment level, utilizing the segment level weighted average interest rates, which can be found in the table below.
(c)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for the liability for universal life policies with secondary guarantees and similar features:

	Gross Assessments Three Months Ended March 31,		Interest Accretion Three Months Ended March 31,
(in millions)	2023	2022	2023	2022
Life Insurance	$299	$292	$28	$34
Other*	10	10	1	1
Total	$309	$302	$29	$35
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The following table presents the calculation of weighted average interest rate for the liability for universal life policies with secondary guarantees and similar features:

Three Months Ended March 31,	2023		2022
	Life Insurance	Other*	Life Insurance	Other*
Weighted-average interest rate	3.76%	4.24%	3.75%	4.20%
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.

62	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Insurance Liabilities

The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.
The following table presents details concerning our universal life policies with secondary guarantees and similar features:

Three Months Ended March 31,
(dollars in millions)	2023	2022
Account value	$3,556	$3,361
Net amount at risk	$70,014	$66,220
Average attained age of contract holders	53	53
POLICYHOLDER CONTRACT DEPOSITS
The liability for Policyholder contract deposits is primarily recorded at accumulated value (deposits received and net transfers from separate accounts, plus accrued interest credited, less withdrawals and assessed fees). Deposits collected on investment-oriented products are not reflected as revenues. They are recorded directly to Policyholder contract deposits upon receipt. Amounts assessed against the contract holders for mortality, administrative, and other services are included as Policy fees in revenues.
In addition to liabilities for universal life, fixed annuities, fixed options within variable annuities, annuities without life contingencies, funding agreements and GICs, policyholder contract deposits also include our liability for (i) index features accounted for as embedded derivatives at fair value, (ii) annuities issued in a structured settlement arrangement with no life contingency and (iii) certain contracts we have elected to account for at fair value. Changes in the fair value of the embedded derivatives related to policy index features and the fair value of derivatives hedging these liabilities are recognized in realized gains and losses.
For additional information on index credits accounted for as embedded derivatives, see Note 4.
Under a funding agreement-backed notes issuance program, an unaffiliated, non-consolidated statutory trust issues medium-term notes to investors, which are secured by funding agreements issued to the trust by one of our Life and Retirement companies through our Institutional Markets business.
The following table presents the transition rollforward of Policyholder contract deposits account balances(a ):

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(b)	Total
(in millions)
Pre-adoption December 31, 2020 Policyholder contract deposits	$84,874	$43,805	$10,286	$11,559	$4,145	$154,669
Adjustment for the reclassification of the embedded derivative liability to market risk benefits, net of the host adjustment(s)	(5,671)	(576)	—	—	—	(6,247)
Post-adoption January 1, 2021 Policyholder contract deposits	$79,203	$43,229	$10,286	$11,559	$4,145	$148,422
(a)Excludes Other Operations of $(199) million.
(b)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.

AIG | First Quarter 2023 Form 10-Q	63

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Insurance Liabilities

The following table presents the balances and changes in Policyholder contract deposits account balances(a):

Three Months Ended March 31, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(d)	Total
(in millions, except for average crediting rate)
Policyholder contract deposits account balance, beginning of year	$89,554	$43,395	$10,224	$11,734	$3,587	$158,494
Issuances	4,863	1,320	49	586	3	6,821
Deposits received	1	6	365	9	8	389
Policy charges	(244)	(110)	(384)	(17)	(16)	(771)
Surrenders and withdrawals	(3,171)	(2,016)	(56)	(403)	(20)	(5,666)
Benefit payments	(1,036)	(557)	(49)	(167)	(88)	(1,897)
Net transfers from (to) separate account	728	592	(1)	443	—	1,762
Interest credited	377	270	88	105	43	883
Other	(2)	3	(16)	4	(1)	(12)
Policyholder contract deposits account balance, end of period	91,070	42,903	10,220	12,294	3,516	160,003
Other reconciling items(b)	(1,889)	(279)	116	74	(129)	(2,107)
Policyholder contract deposits	$89,181	$42,624	$10,336	$12,368	$3,387	$157,896

Weighted average crediting rate	2.52%	2.78%	4.24%	3.55%	4.95%
Cash surrender value(c)	$84,906	$41,361	$8,874	$2,545	$1,781	$139,467

Three Months Ended March 31, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(d)	Total
(in millions, except for average crediting rate)
Policyholder contract deposits account balance, beginning of year	$84,097	$43,902	$10,183	$10,804	$3,823	$152,809
Issuances	3,896	1,152	73	82	3	5,206
Deposits received	3	8	369	13	9	402
Policy charges	(185)	(127)	(389)	(17)	(17)	(735)
Surrenders and withdrawals	(1,994)	(1,396)	(45)	(22)	(14)	(3,471)
Benefit payments	(1,017)	(544)	(69)	(72)	(89)	(1,791)
Net transfers from (to) separate account	529	616	—	3	(3)	1,145
Interest credited	500	277	101	61	45	984
Other	2	(1)	(31)	(7)	6	(31)
Policyholder contract deposits account balance, end of period	85,831	43,887	10,192	10,845	3,763	154,518
Other reconciling items(b)	(1,859)	(330)	24	94	(132)	(2,203)
Policyholder contract deposits	$83,972	$43,557	$10,216	$10,939	$3,631	$152,315

Weighted average crediting rate	2.36%	2.71%	4.23%	2.30%	4.88%
Cash surrender value(c)	$80,438	$43,193	$8,830	$2,529	$1,861	$136,851
(a)Transactions between the general account and the separate account are presented in this table on a gross basis (e.g., a policyholder's funds are initially deposited into the general account and then simultaneously transferred to the separate account), thus, did not impact the ending balance of policyholder contract deposits.
(b)Includes MRBs that are bifurcated and reported separately, net of embedded derivatives recorded in Policyholder contract deposits. Other also includes amounts related to Other Operations of $(129) million and $(132) million at March 31, 2023 and 2022, respectively.
(c)Cash surrender value is related to the portion of policyholder contract deposits that have a defined cash surrender value (e.g. GICs, do not have a cash surrender value).
(d)Primarily represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
For information related to net amount at risk, refer to the table that presents the balances of and changes in MRBs in Note 12.

64	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Insurance Liabilities

The following table presents Policyholder contract deposits account balance by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

March 31, 2023	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$7,776	$2,562	$23,263	$33,601
> 1% - 2%	3,994	24	2,163	6,181
> 2% - 3%	9,155	1	390	9,546
> 3% - 4%	7,359	40	6	7,405
> 4% - 5%	452	—	4	456
> 5%	32	—	4	36
Total	$28,768	$2,627	$25,830	$57,225
Group Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$2,063	$2,713	$6,049	$10,825
> 1% - 2%	5,005	908	353	6,266
> 2% - 3%	13,561	40	—	13,601
> 3% - 4%	658	—	—	658
> 4% - 5%	6,821	—	—	6,821
> 5%	153	—	—	153
Total	$28,261	$3,661	$6,402	$38,324
Life Insurance	Range of Guaranteed Minimum Credited Rate
<=1%	$—	$—	$—	$—
> 1% - 2%	—	131	349	480
> 2% - 3%	28	862	1,079	1,969
> 3% - 4%	1,417	118	198	1,733
> 4% - 5%	2,946	—	—	2,946
> 5%	222	—	—	222
Total	$4,613	$1,111	$1,626	$7,350
Total*	$61,642	$7,399	$33,858	$102,899
Percentage of total	60%	7%	33%	100%

AIG | First Quarter 2023 Form 10-Q	65

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Insurance Liabilities

March 31, 2022	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$10,456	$1,851	$18,812	$31,119
> 1% - 2%	4,428	28	1,678	6,134
> 2% - 3%	10,184	—	18	10,202
> 3% - 4%	8,045	40	6	8,091
> 4% - 5%	473	—	5	478
> 5%	34	—	4	38
Total	$33,620	$1,919	$20,523	$56,062
Group Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$3,850	$1,684	$4,591	$10,125
> 1% - 2%	6,316	411	7	6,734
> 2% - 3%	14,648	—	—	14,648
> 3% - 4%	702	—	—	702
> 4% - 5%	6,955	—	—	6,955
> 5%	159	—	—	159
Total	$32,630	$2,095	$4,598	$39,323
Life Insurance	Range of Guaranteed Minimum Credited Rate
<=1%	$—	$—	$—	$—
> 1% - 2%	104	24	355	483
> 2% - 3%	246	540	1,210	1,996
> 3% - 4%	1,388	207	186	1,781
> 4% - 5%	3,052	2	—	3,054
> 5%	228	—	—	228
Total	$5,018	$773	$1,751	$7,542
Total*	$71,268	$4,787	$26,872	$102,927
Percentage of total	69%	5%	26%	100%
*Excludes policyholder contract deposits account balances that are not subject to guaranteed minimum crediting rates.
OTHER POLICYHOLDER FUNDS
Other policyholder funds include URR, consisting of front-end loads on investment-oriented contracts, representing those policy loads that are non-level and typically higher in initial policy years than in later policy years. Amortization of URR is recorded in Policy fees.
Prior to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
URR for investment-oriented contracts are generally deferred and amortized, with interest, in relation to the incidence of EGPs to be realized over the estimated lives of the contracts and are subject to the same adjustments due to changes in the assumptions underlying EGPs as DAC. Similar to unrealized appreciation (depreciation) of investments for DAC, URR related to investment-oriented products is also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on EGPs, with related changes recognized through Other comprehensive income.
Subsequent to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
URR for investment-oriented contracts are generally deferred and amortized into income using the same assumptions and factors used to amortize DAC (i.e., on a constant level basis). Changes in future assumptions are applied by adjusting the amortization rate prospectively. The Company has elected to implicitly account for actual experience, whether favorable or unfavorable, in its amortization of URR (i.e., policy fees) each period.
The following table presents the transition rollforward of URR:

	Life Insurance	Institutional Markets	Other*	Total
(in millions)
Pre-adoption December 31, 2020 URR balance	$1,413	$2	$132	$1,547
Adjustment for the removal of related balances in Accumulated other comprehensive income (loss) originating from unrealized gains (losses)	248	—	—	248
Post adoption January 1, 2021 URR balance	$1,661	$2	$132	$1,795
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re. Other policyholder funds, excluding URR, totaled $2.0 billion.

66	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Insurance Liabilities

Prior to the adoption of LDTI, URR for investment-oriented products included the effect of unrealized gains or losses on fixed maturity securities classified as available for sale. At the transition date, these adjustments were removed with a corresponding offset in AOCI. As the available for sale portfolio was in an unrealized gain position as of the transition date, the adjustment for removal of related balances in AOCI originating from unrealized gains (losses) balances was reducing URR.
The following table presents a rollforward of URR:

Three Months Ended March 31, 2023	Life Insurance	Institutional Markets	Other*	Total
(in millions)
Balance, beginning of year	$1,727	$2	$105	$1,834
Revenue deferred	38	—	—	38
Amortization	(27)	(1)	(2)	(30)
Balance, end of period	$1,738	$1	$103	$1,842

Three Months Ended March 31, 2022	Life Insurance	Institutional Markets	Other*	Total
(in millions)
Balance, beginning of year	$1,693	$2	$116	$1,811
Revenue deferred	35	—	—	35
Amortization	(27)	—	(3)	(30)
Balance, end of period	$1,701	$2	$113	$1,816
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re. At March 31, 2023 and March 31, 2022, Other policyholder funds, excluding URR, totaled $1.6 billion and $1.8 billion, respectively.

12. Market Risk Benefits
MRBs are defined as contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose AIG to other-than nominal capital market risk. The MRB is an amount that a policyholder receives in addition to the account balance upon the occurrence of a specific event or circumstance, such as death, annuitization, or periodic withdrawal that involves protection from other-than-nominal capital market risk. Certain contract features, such as GMWBs, GMDBs and GMIBs commonly found in variable, fixed index and fixed annuities, are MRBs. MRBs are assessed at contract inception using a non-option method involving attributed fees that results in an initial fair value of zero or an option method that results in a fair value greater than zero.
MRBs are recorded at fair value, and AIG applies a non-option attributed fee valuation method for variable products, and an option-based valuation method (host offset) for both fixed index and fixed products. Under the non-option valuation method, the attributed fee is determined at contract inception; it cannot exceed the total contract fees and assessments collectible from the contract holder and cannot be less than zero. Investment margin is excluded from the attributed fee determination. Under the option-based valuation method, an offset to the host amount related to the MRB amount is established at inception. Changes in the fair value of MRBs are recorded in net income in Changes in the fair value of Market Risk Benefits, net and the portion of the fair value change attributable to our own credit risk, is recognized in Other comprehensive income. MRBs are derecognized when the underlying contract is surrendered, a GMDB is incurred, a GMIB is annuitized, or when the account value is exhausted on a policy with a GMWB. When a policyholder elects to annuitize a GMIB rider or the account value on a policy with a GMWB rider is reduced to zero, the policy is converted to a payout annuity automatically. When a conversion occurs, the policyholder is issued a new payout annuity contract. At this point, the MRB is derecognized and a LFPB is established for the payout annuity.
Assumptions used to determine the MRB asset (including ceded MRBs) or liability generally include mortality rates that are based upon actual experience modified to allow for variations in policy form; lapse rates that are based upon actual experience modified to allow for variations in policy features; and investment returns, based on stochastically generated scenarios. We evaluate at least annually estimates used to determine the MRB asset or liability and adjust the balance, with a related charge or credit to Change in fair value of MRBs, net, if actual experience or other evidence suggests that earlier assumptions should be revised. In addition, MRBs are valued such that the current provision for nonperformance risk is reflected in the claims cash flows of the asset or liability valuation for direct MRBs. The nonperformance risk spread at contract issue is locked-in. The difference between the MRB valued using the at issue nonperformance risk spread and the current nonperformance risk spread is reported through Other comprehensive income, while changes in the counterparty credit risk related to ceded MRBs are reported in income.
Changes in the fair value of MRBs, net represents changes in the fair value of market risk benefit liabilities and assets (with the exception of our own credit risk changes), and includes attributed rider fees and benefits, net of changes in the fair value of derivative instruments and fixed maturity securities that are used to economically hedge market risk from the VA GMWB riders.

AIG | First Quarter 2023 Form 10-Q	67

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Market Risk Benefits

The following table presents the transition rollforward of MRBs:

	Individual Retirement	Group Retirement	Total
(in millions)
Pre-adoption December 31, 2020 carrying amount for features now classified as MRBs	$—	$—	$—
Adjustment for the reclassification of the embedded derivative liability from policyholder contract deposits, net of the host adjustment(s)(a)	5,671	576	6,247
Adjustment for the reclassification of additional liabilities from Future policy benefits(b)	1,388	221	1,609
Adjustments for the cumulative effect of the changes to our own credit risk between the original contract issuance date and the transition date(c)	2,140	187	2,327
Adjustment for the removal of related balances in Accumulated other comprehensive income (loss) originating from unrealized gains (losses)(d)	(516)	(89)	(605)
Adjustment for the remaining difference (exclusive of our own credit risk change and host contract adjustments) between previous carrying amount and fair value measurement for the MRB(e)	(1,084)	(93)	(1,177)
Post adoption January 1, 2021 carrying amount for features now classified as MRBs	$7,599	$802	$8,401
(a)Adjustments for the reclassification from Policyholder contract deposits represents certain contract guarantees (e.g., GMWBs) that were previously classified as embedded derivatives, but have been reclassified as MRBs as of January 1, 2021, and the related host impact. The impact on Retained earnings or AOCI resulting from the simultaneous remeasurement of the guarantee as a market risk benefit is reflected in the lines below.
(b)Adjustments for the reclassification from Future policy benefits represents contract guarantees (e.g., GMDBs) that were previously classified as insurance liabilities within Future policy benefits, but have been reclassified as MRBs as of January 1, 2021. The impact on Retained earnings or Other comprehensive income resulting from the simultaneous remeasurement of the guarantee as a market risk benefit is reflected in the lines below.
(c)Adjustments for the cumulative effect of the changes to our own credit risk between the original contract issuance date and the transition date are recognized in AOCI.
(d)Adjustment for the removal of related balances in Accumulated other comprehensive income (loss) originating from unrealized gains (losses) with an offset to AOCI relate to the additional liabilities reclassified from Future policy benefits in the line above.
(e)Adjustment for the remaining difference represents the measurement of MRBs at fair value, excluding the impact of our own credit risk with an offset to Retained earnings.
The following is a reconciliation of MRBs by amounts in an asset position and in liability position to the MRB amounts in the Condensed Consolidated Balance Sheets at transition:

	Individual Retirement	Group Retirement	Total
(in millions)
Market risk benefit in an asset position	$176	$—	$176
Reinsured market risk benefit	162	—	162
Market risk benefit assets, at fair value	338	—	338
Market risk benefit liabilities, at fair value	7,937	802	8,739
Market risk benefit, net, January 1, 2021	$7,599	$802	$8,401

68	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Market Risk Benefits

The following table presents the balances of and changes in market risk benefits:

Three Months Ended March 31, 2023	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Balance, beginning of year	$3,738	$296	$4,034
Balance, beginning of year, before effect of changes in our own credit risk	$3,297	$272	$3,569
Issuances	191	9	200
Interest accrual	38	4	42
Attributed fees	235	17	252
Expected claims	(25)	(1)	(26)
Effect of changes in interest rates	478	46	524
Effect of changes in interest rate volatility	(73)	(4)	(77)
Effect of changes in equity markets	(391)	(36)	(427)
Effect of changes in equity index volatility	16	(3)	13
Actual outcome different from model expected outcome	72	1	73
Effect of changes in future expected policyholder behavior	—	—	—
Effect of changes in other future expected assumptions	(94)	(18)	(112)
Other, including foreign exchange	1	—	1
Balance, end of period, before effect of changes in our own credit risk	3,745	287	4,032
Effect of changes in our own credit risk	339	32	371
Balance, end of period	4,084	319	4,403
Less: Reinsured MRB, end of period	(89)	—	(89)
Net Liability Balance after reinsurance recoverable	$3,995	$319	$4,314
Net amount at risk
GMDB only	$1,307	$266	$1,573
GMWB only	$63	$5	$68
Combined*	$1,726	$31	$1,757
Weighted average attained age of contract holders	71	64

Three Months Ended March 31, 2022	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Balance, beginning of year	$6,452	$582	$7,034
Balance, beginning of year, before effect of changes in our own credit risk	$4,518	$415	$4,933
Issuances	40	5	45
Interest accrual	39	6	45
Attributed fees	197	19	216
Expected claims	(13)	—	(13)
Effect of changes in interest rates	(1,381)	(125)	(1,506)
Effect of changes in interest rate volatility	172	13	185
Effect of changes in equity markets	387	16	403
Effect of changes in equity index volatility	(2)	1	(1)
Actual outcome different from model expected outcome	105	16	121
Effect of changes in future expected policyholder behavior	—	—	—
Other, including foreign exchange	1	(3)	(2)
Balance, end of period, before effect of changes in our own credit risk	4,063	363	4,426
Effect of changes in our own credit risk	1,027	82	1,109
Balance, end of period	5,090	445	5,535
Less: Reinsured MRB, end of period	(120)	—	(120)
Net Liability Balance after reinsurance recoverable	$4,970	$445	$5,415
Net amount at risk
GMDB only	$903	$186	$1,089
GMWB only	$264	$30	$294
Combined*	$752	$16	$768
Weighted average attained age of contract holders	70	63
*Certain contracts contain both guaranteed GMDB and GMWB features and are modeled together for the purposes of calculating the MRB.

AIG | First Quarter 2023 Form 10-Q	69

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Market Risk Benefits

The following is a reconciliation of MRBs by amounts in an asset position and in a liability position to the MRBs amount in the Condensed Consolidated Balance Sheets:

	March 31, 2023			March 31, 2022
(in millions)	Asset*	Liability*	Net	Asset*	Liability*	Net
Individual Retirement	$685	$4,680	$3,995	$524	$5,494	$4,970
Group Retirement	145	464	319	142	587	445
Total	$830	$5,144	$4,314	$666	$6,081	$5,415
*Cash flows and attributed fees for MRBs are determined on a policy level basis and are reported based on their asset or liability position at the balance sheet date.
For additional information related to fair value measurements of MRBs, see Note 4.
ANNUITY GUARANTEES
Annuity contracts may include certain contractually guaranteed benefits to the contract holder. These guaranteed features include GMDBs that are payable in the event of death and living benefits that are payable when partial withdrawals exhaust a policy’s account value, in the event of annuitization, or, in other instances, at specified dates during the accumulation period. Living benefits primarily include GMWB. A variable annuity contract may include more than one type of guaranteed benefit feature; for example, it may have both GMDB and GMWB. However, a policyholder can only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e., the features are mutually exclusive (except a surviving spouse who has a rider to potentially collect both GMDB upon their spouse’s death and GMWB during their lifetime). A policyholder cannot purchase more than one living benefit on one contract. The net amount at risk for each feature is calculated irrespective of the existence of other features; as a result, the net amount at risk for each feature is not additive to that of other features.
Guaranteed Benefits on Variable Annuities
Depending on the contract, the GMDB feature may provide a death benefit of either (a) total deposits made to the contract, less any partial withdrawals plus a minimum return (and in rare instances, no minimum return), (b) return of premium whereby the benefit is the greater of the current account value or premiums paid less any partial withdrawals, (c) rollups whereby the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified rates up to specified ages, or (d) the highest contract value attained, typically on any anniversary date less any subsequent withdrawals following the contract anniversary. GMDB is our most widely offered benefit.
The liability for GMDB, which is recorded in MRBs represents the expected value of benefits discounted at-inception non-performance risk spreads in excess of the projected account value through change in fair value MRBs, net. The net amount at risk for the GMDB feature represents the amount of guaranteed benefits in excess of account value if all policyholders died.
Certain of our variable annuity contracts contain optional GMWBs and, to a lesser extent, GMABs. GMWBs related to variable annuity contracts are recorded and are accounted for as MRBs measured at fair value, with changes in the fair value (excluding changes in our own credit risk) recorded in Change in the fair value of MRBs, net. The net amount at risk for the GMWB represents benefits in excess of the account value at the balance sheet assuming the utilization of all benefits by the contract holders at the balance sheet date.
Guaranteed Benefits on Fixed Index and Fixed Annuities
Certain of our fixed annuity and fixed index annuity contracts, which are not offered through separate accounts, contain optional GMWB. With GMWB, the contract holder can monetize the excess of the guaranteed amount over the account value of the contract through a series of withdrawals that do not exceed a specific percentage per year of the guaranteed amount. Once the account value is exhausted, the contract holder will receive a series of annuity payments equal to the remaining guaranteed amount; for lifetime GMWB products, the annuity payments continue as long as the covered person(s) is living. The liability for GMWB benefits in fixed annuity and fixed index annuity contracts, which are recorded in MRBs, represents the expected value of benefits in excess of the projected account value, with the excess (excluding changes in our own credit risk) recognized at fair value through Change in the fair value of MRBs, net.
The liability for all of our GMWB benefits in fixed annuity and fixed index annuity contracts are accounted for as MRBs.
For a discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 4.

70	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 13. Separate Account Assets and Liabilities

13. Separate Account Assets and Liabilities
We report variable contracts within the separate accounts when investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder and the separate account meets additional accounting criteria to qualify for separate account treatment. The assets supporting the variable portion of variable annuity and variable universal life contracts that qualify for separate account treatment are carried at fair value and are reported as separate account assets, with an equivalent summary total reported as separate account liabilities. The assets of separate accounts are legally segregated and are not subject to claims that arise from any of our other businesses.
Policy values for variable products and investment contracts are expressed in terms of investment units. Each unit is linked to an asset portfolio. The value of a unit increases or decreases based on the value of the linked asset portfolio. The current liability at any time is the sum of the current unit value of all investment units in the separate accounts, plus any liabilities for MRBs.
Amounts assessed against the policyholders for mortality, administrative and other services are included in policy fees. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to policyholders of such separate accounts are offset within the same line in the Condensed Consolidated Statements of Income (Loss).
For discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 4.
Account balances of variable annuity contracts were invested in separate account investment options as follows:

	March 31, 2023		March 31, 2022
(in millions)	Individual Retirement	Group Retirement	Individual Retirement	Group Retirement
Equity Funds	$23,845	$26,433	$26,931	$30,844
Bond Funds	3,915	3,571	4,401	4,176
Balanced Funds	17,818	5,254	21,402	5,866
Money Market Funds	718	534	604	456
Total	$46,296	$35,792	$53,338	$41,342
The following table presents the balances and changes in Separate account liabilities:

Three Months Ended March 31, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Balance, beginning of year	$45,178	$34,361	$799	$4,515	$84,853
Premiums and deposits	451	360	9	26	846
Policy charges	(344)	(110)	(12)	(24)	(490)
Surrenders and withdrawals	(844)	(669)	(6)	(404)	(1,923)
Benefit payments	(215)	(130)	(1)	(54)	(400)
Investment performance	2,131	2,186	53	99	4,469
Net transfers from (to) general account	73	(77)	(1)	6	1
Other charges	—	(1)	—	2	1
Balance, end of period	$46,430	$35,920	$841	$4,166	$87,357
Cash surrender value*	$45,388	$35,726	$794	$4,168	$86,076

AIG | First Quarter 2023 Form 10-Q	71

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 13. Separate Account Assets and Liabilities

Three Months Ended March 31, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Balance, beginning of year	$57,927	$45,138	$1,044	$5,002	$109,111
Premiums and deposits	758	440	10	30	1,238
Policy charges	(321)	(127)	(13)	(25)	(486)
Surrenders and withdrawals	(934)	(696)	(6)	(20)	(1,656)
Benefit payments	(255)	(144)	(2)	(5)	(406)
Investment performance	(3,718)	(2,992)	(73)	(87)	(6,870)
Net transfers from (to) general account	44	(134)	—	8	(82)
Other charges	(1)	1	—	1	1
Balance, end of period	$53,500	$41,486	$960	$4,904	$100,850
Cash surrender value*	$52,334	$41,263	$949	$4,898	$99,444
*The cash surrender value represents the amount of the contract holder’s account balance distributable at the balance sheet date less applicable surrender charges.
Separate account liabilities primarily represent the contract holder's account balance in separate account assets and will be equal and offsetting to total separate account assets.

14. Contingencies, Commitments and Guarantees
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

72	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Contingencies, Commitments and Guarantees

Moriarty Litigation
Effective January 1, 2013, the California legislature enacted AB 1747 (the Act), which amended the Insurance Code to mandate that life insurance policies issued and delivered in California contain a 60-day grace period during which time the policies must remain in force after a premium payment is missed, and that life insurers provide both a 30-day minimum notification of lapse and the right of policy owners to designate a secondary recipient for lapse and termination notices. Following guidance from the California Department of Insurance and certain industry trade groups, American General Life Insurance Company (AGL) interpreted the Act to be prospective in nature, applying only to policies issued and delivered on or after the Act’s January 1, 2013, effective date. On July 18, 2017, AGL was sued in a putative class action captioned Moriarty v. American General Life Insurance Company, No. 17-cv-1709 (S.D. Cal.), challenging AGL’s prospective application of the Act. Plaintiff’s complaint, which is similar to complaints filed against other insurers, argues that policies issued and delivered prior to January 1, 2013, like the $1 million policy issued to Plaintiff’s husband do not lapse—despite nonpayment of premiums—if the insurer has not complied with the Act’s terms. On August 30, 2021, the California Supreme Court issued an opinion in McHugh v. Protective Life Insurance, 12 Cal. 5th 213 (2021), ruling that the Act applies to all policies in force on January 1, 2013, regardless of when the policies were issued. On February 7, 2022, Plaintiff filed motions for summary judgment and class certification; AGL opposed both motions and filed its own motion for partial summary judgment. On July 26, 2022, the District Court granted in part and denied in part AGL’s motion for partial summary judgment, and on September 7, 2022, the District Court denied Plaintiff's motion for summary judgment. In the summary judgment decisions, the District Court declined to adopt Plaintiff's theory that a failure to comply with the Act necessitates payment of policy benefits or to make a pre-trial determination as to AGL’s liability. On September 27, 2022, the District Court denied Plaintiff’s motion for class certification without prejudice. The District Court declined to certify Plaintiff's proposed class consisting of claims for monetary damages and equitable relief, but indicated that Plaintiff could seek the certification of a narrower class consisting only of claims for monetary damages. The District Court indicated, however, that it has "substantial concerns" as to whether individual issues such as actual damages and causation would predominate, precluding class certification. While the District Court had initially set a trial date for February 7, 2023, it since vacated that date and indicated that it will set a new trial date in due course, following consultation with the parties. Subsequently, the case was reassigned to a new judge and a status conference has been set for May 10, 2023. Proceedings are ongoing in other California cases that raise similar industry-wide issues, including in the McHugh case on remand from the California Supreme Court, in which the California Court of Appeal rendered an unpublished opinion on October 10, 2022 that also declined to hold that failure to comply with the Act automatically necessitates payment of policy benefits. We have accrued our current estimate of probable loss with respect to this litigation.
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $4.8 billion and $6.6 billion at March 31, 2023 and December 31, 2022, respectively.
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

AIG | First Quarter 2023 Form 10-Q	73

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Contingencies, Commitments and Guarantees

Other
•For additional information on commitments and guarantees associated with VIEs, see Note 9.
•For additional information on derivatives, see Note 10.

15. Equity
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
Common Stock
The following table presents a rollforward of outstanding shares:

Three Months Ended March 31, 2023	Common Stock Issued	Treasury Stock	Common Stock Outstanding
(in millions)
Shares, beginning of year	1,906.7	(1,172.6)	734.1
Shares issued	—	4.6	4.6
Shares repurchased	—	(11.1)	(11.1)
Shares, end of period	1,906.7	(1,179.1)	727.6
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
For a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries, see Note 18 to the Consolidated Financial Statements in the 2022 Annual Report.
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
Pursuant to an Exchange Act Rule 10b5-1 repurchase plan from April 1, 2023 to April 28, 2023, we repurchased approximately 4 million shares of AIG Common Stock for an aggregate purchase price of approximately $200 million.

74	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Equity

DIVIDENDS DECLARED
On May 4, 2023, our Board of Directors declared a cash dividend on AIG Common Stock of $0.36 per share, a 12.5 percent increase from prior quarterly dividends on AIG Common Stock, payable on June 30, 2023 to shareholders of record on June 16, 2023. On May 4, 2023, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on June 15, 2023 to holders of record on May 31, 2023.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Related to Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Own Credit Risk	Total
Balance, December 31, 2022, net of tax	$(136)	$(20,675)	$(284)	$2,459	$(3,056)	$(924)	$—	$(22,616)
Change in unrealized appreciation (depreciation) of investments	9	4,996	—	—	—	—	—	5,005
Change in other	—	106	—	—	—	—	—	106
Change in fair value of market risk benefits, net	—	—	95	—	—	—	—	95
Change in discount rates	—	—	—	(527)	—	—	—	(527)
Change in future policy benefits	—	(100)	—	—	—	—	—	(100)
Change in foreign currency translation adjustments	—	—	—	—	(19)	—	—	(19)
Change in net actuarial loss	—	—	—	—	—	27	—	27
Change in deferred tax asset (liability)	(3)	(750)	(20)	107	(9)	1	—	(674)
Total other comprehensive income (loss)	6	4,252	75	(420)	(28)	28	—	3,913
Noncontrolling interests	4	706	17	(111)	10	—	—	626
Balance, March 31, 2023, net of tax	$(134)	$(17,129)	$(226)	$2,150	$(3,094)	$(896)	$—	$(19,329)
Balance, December 31, 2021, net of tax	$(48)	$12,125	$(1,496)	$(2,167)	$(2,446)	$(903)	$6	$5,071
Change in unrealized appreciation (depreciation) of investments	(57)	(20,110)	—	—	—	—	—	(20,167)
Change in other	—	15	—	—	—	—	—	15
Change in fair value of market risk benefits, net	—	—	991	—	—	—	—	991
Change in discount rates	—	—	—	2,883	—	—	—	2,883
Change in future policy benefits	—	795	—	—	—	—	—	795
Change in foreign currency translation adjustments	—	—	—	—	(3)	—	—	(3)
Change in net actuarial loss	—	—	—	—	—	11	—	11
Change in prior service cost	—	—	—	—	—	1	—	1
Change in deferred tax asset (liability)	12	3,159	(209)	(593)	(3)	(3)	—	2,363
Total other comprehensive income (loss)	(45)	(16,141)	782	2,290	(6)	9	—	(13,111)
Noncontrolling interests	(5)	(1,326)	77	222	20	—	—	(1,012)
Balance, March 31, 2022, net of tax	$(88)	$(2,690)	$(791)	$(99)	$(2,472)	$(894)	$6	$(7,028)

AIG | First Quarter 2023 Form 10-Q	75

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Equity

The following table presents the other comprehensive income (loss) reclassification adjustments for the three-month periods ended March 31, 2023 and 2022, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in fair value of market risk benefits related to our own credit risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Own Credit Risk	Total
Three Months Ended March 31, 2023
Unrealized change arising during period	$(7)	$4,566	$95	$(527)	$(19)	$18	$—	$4,126
Less: Reclassification adjustments included in net income	(16)	(436)	—	—	—	(9)	—	(461)
Total other comprehensive income (loss), before of income tax expense (benefit)	9	5,002	95	(527)	(19)	27	—	4,587
Less: Income tax expense (benefit)	3	750	20	(107)	9	(1)	—	674
Total other comprehensive income (loss), net of income tax expense (benefit)	$6	$4,252	$75	$(420)	$(28)	$28	$—	$3,913

Three Months Ended March 31, 2022
Unrealized change arising during period	$(57)	$(19,439)	$991	$2,883	$(3)	$4	$—	$(15,621)
Less: Reclassification adjustments included in net income	—	(139)	—	—	—	(8)	—	(147)
Total other comprehensive income (loss), before income tax expense (benefit)	(57)	(19,300)	991	2,883	(3)	12	—	(15,474)
Less: Income tax expense (benefit)	(12)	(3,159)	209	593	3	3	—	(2,363)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(45)	$(16,141)	$782	$2,290	$(6)	$9	$—	$(13,111)
The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Condensed Consolidated Statements of Income (Loss)(a):

	Amount Reclassified from AOCI		Affected Line Item in the
	Three Months Ended March 31,		Condensed Consolidated
(in millions)	2023	2022	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$(16)	$—	Net realized gains (losses)
Total	(16)	—
Unrealized appreciation (depreciation) of all other investments
Investments	(436)	(139)	Net realized gains (losses)
Total	(436)	(139)
Change in retirement plan liabilities adjustment
Prior-service credit	(1)	(1)	(b)
Actuarial losses	(8)	(7)	(b)
Total	(9)	(8)
Total reclassifications for the period	$(461)	$(147)
(a)The following items are not reclassified out of AOCI and included in the Condensed Consolidated Statements of Income (Loss) and thus have been excluded from the table: (a) Change in fair value of market risk benefits attributable to changes in our own credit risk (b) Change in the discount rates used to measure traditional and limited-payment long-duration insurance contracts, and (c) Fair value of liabilities under fair value option attributable to changes in own credit risk.
(b)These AOCI components are included in the computation of net periodic pension cost.

76	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Earnings Per Common Share (EPS)

16. Earnings Per Common Share (EPS)
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
The following table presents the computation of basic and diluted EPS:

Three Months Ended March 31,
(dollars in millions, except per common share data)	2023	2022
Numerator for EPS:
Income (loss) from continuing operations	$(87)	$4,560
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	(117)	387
Less: Preferred stock dividends	7	7
Income (loss) attributable to AIG common shareholders from continuing operations	23	4,166
Income from discontinued operations, net of income tax expense	—	—
Net income (loss) attributable to AIG common shareholders	$23	$4,166
Denominator for EPS:
Weighted average common shares outstanding - basic	738,661,428	816,314,273
Dilutive common shares	5,437,758	9,698,337
Weighted average common shares outstanding - diluted(a)	744,099,186	826,012,610
Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$0.03	$5.10
Income from discontinued operations	$—	$—
Income (loss) attributable to AIG common shareholders	$0.03	$5.10
Diluted:
Income (loss) from continuing operations	$0.03	$5.04
Income from discontinued operations	$—	$—
Income (loss) attributable to AIG common shareholders	$0.03	$5.04
(a)Potential dilutive common shares include our share-based employee compensation plans and an option for Blackstone to exchange all or a portion of its ownership interest in Corebridge for AIG common shares in the event an IPO did not occur prior to 2024. As a result of the consummation of the IPO on September 19, 2022, this exchange right of Blackstone was terminated. The number of potential common shares excluded from diluted shares outstanding was 4.5 million and 39.9 million for the three-month periods ended March 31, 2023 and 2022, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.
For information regarding the Blackstone option to exchange all or a portion of its ownership interest in Corebridge for AIG common shares, see Note 1. For information regarding our repurchases of AIG Common Stock, see Note 15.

AIG | First Quarter 2023 Form 10-Q	77

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 17. Income Taxes

17. Income Taxes
U.S. TAX LAW CHANGES
The Inflation Reduction Act (IRA) of 2022 (H.R. 5376) includes a 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period. Although the U.S. Treasury and IRS issued interim CAMT guidance in early 2023, many details and specifics of application of the CAMT remain subject to future guidance. We are subject to CAMT for 2023. Our estimated CAMT liability will continue to be refined based on future guidance.
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
INTERIM TAX CALCULATION METHOD
We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in uncertain tax positions and realizability of deferred tax assets and are recorded in the period in which the change occurs.

78	AIG | First Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 17. Income Taxes

INTERIM TAX EXPENSE (BENEFIT)
For the three-month period ended March 31, 2023, the effective tax rate on loss from continuing operations was 62.3 percent. The effective tax rate on loss from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with tax exempt income, excess tax benefits related to share based compensation payments recorded through the income statement, tax adjustments related to prior year returns and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities. These tax benefits were partially offset by tax charges associated with the effect of foreign operations, U.S. federal valuation allowance changes and state and local income taxes. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
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
Although tax deconsolidation of Corebridge from the AIG consolidated U.S. federal income tax group resulted in the formation of new federal tax filing groups requiring separate deferred tax asset realizability assessments, there was no material change to the total deferred tax asset valuation allowance recorded as of March 31, 2023.
After factoring in multiple data points and assessing relative weight of all positive and negative evidence, we concluded that a valuation allowance of $880 million is necessary. Accordingly, as of March 31, 2023, the balance sheet reflects a valuation allowance of $880 million, of which $713 million relates to AIG's U.S. federal consolidated income tax group and $167 million relates to Corebridge. The valuation allowance recorded with respect to AIG's U.S. federal consolidated income tax group relates to a portion of tax attribute carryforwards that are no longer more-likely-than-not to be realized. No change in AIG's U.S. federal consolidated income tax group valuation allowance was recorded for the three-month period ended March 31, 2023. The valuation allowance at Corebridge relates to a portion of both tax attribute carryforwards and certain other deferred tax assets of the Corebridge non-life insurance group that are not more-likely-than-not to be realized. For the three-month period ended March 31, 2023, Corebridge recorded a $16 million increase in valuation allowance, attributable to current year activity.

AIG | First Quarter 2023 Form 10-Q	79

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 17. Income Taxes

For the three-month period ended March 31, 2023, recent changes in market conditions, including changes in interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of both our U.S. Life Insurance and non-life insurance companies, resulting in a reduction to deferred tax assets related to net unrealized tax capital losses. The deferred tax assets relate to the unrealized tax capital losses for which the carryforward period has not yet begun, and as such, when assessing recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of March 31, 2023, based on all available evidence, we concluded that valuation allowance should be released on a portion of the deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized. For the three-month period ended March 31, 2023, we released $131 million of valuation allowance associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available for sale securities portfolio and $234 million of valuation allowance associated with the unrealized tax capital losses in the non-life insurance companies’ available for sale securities portfolio. For the three months ended March 31, 2023, the balance sheet reflects $1.3 billion of valuation allowance associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available for sale securities portfolio and $0.7 billion of valuation allowance associated with the unrealized tax capital losses in the non-life insurance companies’ available for sale securities portfolio.
For the three-month period ended March 31, 2023, we recognized a net $3 million increase in deferred tax asset valuation allowance associated with certain foreign and state jurisdictions, primarily attributable to current year activity.
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
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
At March 31, 2023 and December 31, 2022, our unrecognized tax benefits, excluding interest and penalties, were $1.3 billion and $1.2 billion, respectively. At both March 31, 2023 and December 31, 2022, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.2 billion. Unrecognized tax benefits that would not affect the effective tax rate generally relate to such factors as the timing, rather than the permissibility of the deduction.
Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At March 31, 2023 and December 31, 2022, we had accrued liabilities of $56 million and $63 million, respectively for the payment of interest (net of the federal benefit) and penalties. For the three-month period ended March 31, 2023, we accrued benefit of $7 million for the payment of interest and penalties. The interest activity related to unrecognized tax benefits for the three-month period ended March 31, 2023 was due to the completion of audit activity related to foreign operations. There was no interest activity related to unrecognized tax benefits for the three-month period ended March 31, 2022.
Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

80	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

Glossary and Acronyms of Selected Insurance Terms and References
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.
American International Group, Inc. (AIG) has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022 (the 2022 Annual Report) to assist readers seeking additional information related to a particular subject.
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

AIG | First Quarter 2023 Form 10-Q	81

All forward-looking statements involve risks, uncertainties and other factors that may cause AIG’s actual results and financial condition to differ, possibly materially, from the results and financial condition expressed or implied in the forward-looking statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in specific projections, goals, assumptions and other forward-looking statements include, without limitation:
•the impact of adverse developments affecting economic conditions in the markets in which AIG and its businesses operate in the U.S. and globally, including adverse developments related to financial market conditions, macroeconomic trends, recent stress in the banking sector, fluctuations in interest rates and foreign currency exchange rates, inflationary pressures, pressures on the commercial real estate market, an economic slowdown or recession, uncertainty regarding the U.S. federal government’s debt limit, and geopolitical events or conflicts, including the conflict between Russia and Ukraine;
•occurrence of catastrophic events, both natural and man-made, including the effects of climate change, geopolitical events and conflicts and civil unrest;
•disruptions in the availability or accessibility of AIG's or a third party’s information technology systems, including hardware and software, infrastructure or networks, and the inability to safeguard the confidentiality and integrity of customer, employee or company data, due to cyberattacks, data security breaches, or infrastructure vulnerabilities;
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
•availability of adequate reinsurance or access to reinsurance on acceptable terms;
•concentrations of AIG’s insurance, reinsurance and other risk exposures;
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
•AIG’s ability to effectively execute on sustainability targets and standards, and AIG’s ability to address evolving stakeholder expectations with respect to environmental, social and governance matters; and
•such other factors discussed in:
–Part I, Item 2. MD&A of this Quarterly Report on Form 10‑Q; and
–Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of the 2022 Annual Report.
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

82	AIG | First Quarter 2023 Form 10-Q

AIG | First Quarter 2023 Form 10-Q	83

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
Book value per common share, excluding accumulated other comprehensive income (loss) (AOCI) adjusted for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets and deferred tax assets (DTA) (Adjusted book value per common share) is used to show the amount of our net worth on a per-common share basis after eliminating items that can fluctuate significantly from period to period including changes in fair value (1) of AIG’s available for sale securities portfolio, (2) of market risk benefits attributable to our own credit risk and (3) due to discount rates used to measure traditional and limited payment long-duration insurance contracts, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. This measure also eliminates the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets held by AIG in support of Fortitude Re’s reinsurance obligations to AIG post deconsolidation of Fortitude Re (Fortitude Re funds withheld assets) since these fair value movements are economically transferred to Fortitude Re. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in these book value per common share metrics. Adjusted book value per common share is derived by dividing total AIG common shareholders’ equity, excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets, and DTA (Adjusted common shareholders’ equity), by total common shares outstanding.
Return on common equity – Adjusted after-tax income excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets and DTA (Adjusted return on common equity) is used to show the rate of return on common shareholders’ equity. We believe this measure is useful to investors because it eliminates items that can fluctuate significantly from period to period, including changes in fair value (1) of AIG’s available for sale securities portfolio, (2) of market risk benefits attributable to our own credit risk and (3) due to discount rates used to measure traditional and limited payment long-duration insurance contracts, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. This measure also eliminates the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets since these fair value movements are economically transferred to Fortitude Re. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in Adjusted return on common equity. Adjusted return on common equity is derived by dividing actual or annualized adjusted after-tax income attributable to AIG common shareholders by average Adjusted common shareholders’ equity.
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

84	AIG | First Quarter 2023 Form 10-Q

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
•net change in market risk benefits (MRBs);
•changes in benefit reserves related to net realized gains and losses;
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
Results from discontinued operations are excluded from all of these measures.

AIG | First Quarter 2023 Form 10-Q	85

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

The accounting policies that we believe are most dependent on the application of estimates and assumptions, which are critical accounting estimates, are related to the determination of:

•loss reserves;
•valuation of future policy benefit liabilities and recognition of measurement gains and losses;
•valuation of MRBs related to guaranteed benefit features of variable annuity, fixed annuity and fixed index annuity products;
•valuation of embedded derivative liabilities for fixed index annuity and index universal life products;
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

There were no material changes to our critical accounting estimates with the exception of the items listed below which were impacted by the adoption of LDTI. For additional information on our critical accounting estimates not impacted by LDTI, see Part II, Item 7. MD&A – Critical Accounting Estimates in the 2022 Annual Report.
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
Updating net premiums ratios (NPRs) - Remeasurement gains and losses: Generally, future policy benefits are payable over an extended period of time and related liabilities are calculated as the present value of future benefits less the present value of future net premiums (portion of the gross premium required to provide for all benefits and expenses). The assumptions used to calculate the benefit liabilities are initially set when a policy is issued and a net premium ratio is established. Benefit liabilities are subsequently remeasured periodically to reflect changes in policy assumptions and actual versus expected experience and are recognized as remeasurement gains and losses, a component of policyholder benefits. The assumptions include mortality, morbidity, persistency, and investment returns. These assumptions are typically consistent with pricing inputs at policy issuance. Liabilities are accreted using an upper-medium grade (low credit risk) fixed income instrument yield that is locked-in at policy issuance. The liabilities are remeasured at the balance sheet date using a current upper-medium grade yield with changes in the liabilities reported in OCI.
For universal life policies with secondary guarantees: We recognize certain liabilities in addition to policyholder account balances. For universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception, a liability is recognized based on a benefit ratio of (a) the present value of total expected payments, in excess of the account value, over the life of the contract, divided by (b) the present value of total expected assessments over the life of the contract. Universal life account balances as well as these additional liabilities related to universal life products are reported within Future policy benefits in the Condensed Consolidated Balance Sheets. These additional liabilities are also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on accumulated assessments, with related changes recognized through Other comprehensive income (loss). The primary policyholder behavior assumptions for these liabilities include mortality, lapses and premium persistency. The primary capital market assumptions used for the liability for universal life secondary guarantees include discount rates and net earned rates.

86	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Critical Accounting Estimates

MARKET RISK BENEFITS
Annuity products offered by our Individual Retirement and Group Retirement segments offer guaranteed benefit features (GMxBs). These guaranteed features include guaranteed minimum death benefits (GMDB) that are payable in the event of death and guaranteed minimum withdrawal benefits (GMWB) that guarantee lifetime withdrawals regardless of fixed account and separate account value performance.
For additional information on these features, see Note 12 to the Condensed Consolidated Financial Statements.
The liability for GMxBs, are recorded as a MRBs and represents the expected value of benefits in excess of the projected account value, with the excess recognized at fair value through change in fair value of MRBs. The changes in fair value related to the Company’s own credit risk is recognized in Other comprehensive income.
Our exposure to the guaranteed amounts is equal to the amount by which the contract holder’s account balance is below the amount provided by the guaranteed feature. A deferred annuity contract may include more than one type of GMxB; for example, it may have both GMDB and GMWB. However, a policyholder can generally only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e., the features are generally mutually exclusive (except a surviving spouse who has a rider to potentially collect both a GMDB upon their spouse’s death and a GMWB during his or her lifetime). A policyholder cannot purchase more than one living benefit on one contract. Declines in the equity markets, increased volatility and a low interest rate environment increase our exposure to potential benefits under the guaranteed features, leading to an increase in the liabilities for those benefits.
For additional information on market risk management related to these product features, see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Fixed Index Annuity and Index Universal Life Risk Management and Hedging Programs in the 2022 Annual Report.
The valuation methodology and assumptions used to measure our GMxBs is presented in the following table:

Guaranteed Benefit Feature	Reserving Methodology & Key Assumptions
Fair Value Methodology
Guaranteed minimum benefits on annuity products are market risk benefits that are required to be measured at fair value with changes in the fair value of the liabilities recorded in changes in the fair value of market risk benefits. The fair value of these benefits is based on assumptions that a market participant would use in valuing these MRBs.
The Company applies a non-option-based approach for variable products, an option-based approach for fixed index products, and a fixed credited rate approach for fixed products. Under the non-option-based approach, a portion of actual fees (i.e., attributed fees) is determined such that the present value of expected benefits less attributed fees is zero at issue. This calculated ratio is utilized in each policy valuation going forward and results in an MRB value of zero at policy issue. Under the option-based and fixed interest approach, the MRB value at issue represents the present value of expected benefits after account value exhaustion. There is no calculated attributed fee ratio under this approach; as such, the calculated MRB liability at inception requires an equal and offsetting adjustment to the underlying host contract. Consistent with the non-option-based approach, this results in no gains or losses recognized upon policy issuance.
The fair value of the market risk benefits, which are Level 3 assets and liabilities, is based on a risk-neutral framework and incorporates actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts.
For additional information on how we value for MRBs, see Note 12 to the Condensed Consolidated Financial Statements, , and for information on fair value measurement of these MRBs, including how we incorporate our own non-performance risk, see Note 4 to the Condensed Consolidated financial statements.

Key Assumptions
Key assumptions include:
•interest rates;
•equity market returns;
•market volatility;
•credit spreads;
•equity / interest rate correlation;
•policyholder behavior, including mortality, lapses, withdrawals and benefit utilization. Estimates of future policyholder behavior are subject to judgement and based primarily on our historical experience; and
•in applying asset growth assumptions for the valuation of MRBs, we use market-consistent assumptions calibrated to observable interest rate and equity option prices.
For the fixed index annuity GMxB liability, policyholder funds are projected assuming growth equal to current option values for the current crediting period followed by option budgets for all subsequent crediting periods. Policyholder fund growth projected assuming credited rates are expected to be maintained at a target pricing spread, subject to guaranteed minimums.

AIG | First Quarter 2023 Form 10-Q	87

ITEM 2 | Critical Accounting Estimates

VALUATION OF EMBEDDED DERIVATIVES FOR FIXED INDEX ANNUITY AND LIFE PRODUCTS
Fixed index annuity and life products provide growth potential based in part on the performance of a market index. Certain fixed index annuity products offer optional guaranteed benefit features similar to those offered on variable annuity products. Policyholders may elect to rebalance among the various accounts within the product at specified renewal dates. At the end of each index term, we generally have the opportunity to re-price the index component by establishing different participation rates or caps on equity index credited rates. The index crediting feature of these products results in the recognition of an embedded derivative that is required to be bifurcated from the host contract and carried at fair value with changes in the fair value of the liabilities recorded in Net realized gains (losses). Option pricing models are used to estimate fair value, taking into account assumptions for future equity index growth rates, volatility of the equity index, future interest rates, and our ability to adjust the participation rate and the cap on equity index credited rates in light of market conditions and policyholder behavior assumptions.
For additional information on market risk management related to these product features, see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Fixed Index Annuity and Index Universal Life Risk Management and Hedging Programs in the 2022 Annual Report.
The following table summarizes the sensitivity of changes in certain assumptions for MRBs, liability for Future policyholder benefits, net of reinsurance and embedded derivatives related to index-linked interest credited features, measured as the related hypothetical impact for the three-month period ended March 31, 2023 balances and the resulting hypothetical impact on pre-tax income and Other comprehensive income (loss), before hedging:

	Three Months Ended March 31, 2023
	Increase (Decrease) in
	Market Risk Benefits Related to Guaranteed Benefits	Liability for Future Policyholder Benefits, Net of Reinsurance	Embedded Derivatives Related to Index- Linked Interest Credited Features	Pre-Tax Income	Other Comprehensive Income (Loss) Impact
(in millions)
Assumptions:
Equity Return(a)
Effect of an increase by 20%	$1,206	$—	$(757)	$500	$(51)
Effect of a decrease by 20%	(1,497)	—	588	(954)	45
Interest Rate(b)
Effect of an increase by 1%	1,704	2,227	514	2,293	2,152
Effect of a decrease by 1%	(2,275)	(2,734)	(664)	(3,031)	(2,642)
(a)Represents the net impact of a 20 percent increase or decrease in the S&P 500 index.
(b)Represents the net impact of one percent parallel shift in the yield curve.
The sensitivity ranges of 20 percent and one percent are included for illustrative purposes only and do not reflect the changes in net investment spreads, equity return, volatility, interest rate, mortality or lapse used by AIG in its fair value analyses to value other applicable reserves. Changes different from those illustrated may occur in any period and by different products.
The analysis of MRBs and embedded derivatives is a dynamic process that considers all relevant factors and assumptions described above. We estimate each of the above factors individually, without the effect of any correlation among the key assumptions. An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results. The effects on pre-tax income in the sensitivity analysis table above do not reflect the related effects from our economic hedging program, which utilizes derivative and other financial instruments and is designed so that changes in value of those instruments move in the opposite direction of changes in the guaranteed benefit MRB and embedded derivative liabilities..
For additional information on guaranteed benefit features of our variable annuities and the related hedging program, see Notes 4, 8, 11 and 12 to the Condensed Consolidated Financial Statements.

88	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Executive Summary

Executive Summary
OVERVIEW
This overview of the MD&A highlights selected information and may not contain all of the information that is important to current or potential investors in our securities. You should read this Quarterly Report on Form 10-Q, together with the 2022 Annual Report, in their entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.
Our Investment Management Agreements with Blackstone
In 2021, AIG entered into a long-term asset management relationship with Blackstone, pursuant to which Blackstone initially managed $50 billion of Corebridge’s existing investment portfolio, with that amount increasing to an aggregate of $92.5 billion over the next five years. As of March 31, 2023, Blackstone manages $52 billion of Corebridge's investment portfolio. As these assets run-off, we expect Blackstone to reinvest primarily in Blackstone-originated investments across a range of asset classes, including private and structured credit, and commercial and residential real estate securitized and whole loans. We continue to manage asset allocation and portfolio-level risk management decisions with respect to any assets managed by Blackstone, ensuring that we maintain a consistent level of oversight across our entire investment portfolio considering our asset-liability matching needs, risk appetite and capital positions.
Our Investment Management Agreements with BlackRock
Since April 2022, AIG and Corebridge insurance company subsidiaries have entered into separate investment management agreements with BlackRock, Inc. (BlackRock). Certain additional insurance company subsidiaries will also enter into such investment management agreements over the coming months. As of March 31, 2023, BlackRock manages $153 billion of our investment portfolio, consisting of liquid fixed income and certain private placement assets, including $84 billion of Corebridge assets. In addition, liquid fixed income assets associated with the Fortitude Re portfolio were separately transferred to BlackRock.
For additional information, see Note 1 to the Condensed Consolidated Financial Statements.
Adoption of Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the Financial Accounting Standards Board (FASB) issued an accounting standard update with the objective of making targeted improvements to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity.
The Company adopted targeted improvements to the accounting for long-duration contracts (the standard or LDTI) on January 1, 2023, with a transition date of January 1, 2021 (as described in additional detail below).
The Company adopted the standard using the modified retrospective transition method relating to liabilities for traditional and limited payment contracts and deferred policy acquisition costs associated therewith, while the Company adopted the standard in relation to market risk benefits (MRBs) on a retrospective basis. Based upon this transition method, as of the January 1, 2021 transition date (Transition Date), the impact of the adoption of the standard was a net decrease to beginning Accumulated other comprehensive income (loss) (AOCI) of $2.2 billion and a net increase to beginning Retained earnings of $933 million.
The net increase in Retained earnings resulted from:
•The reclassification of the cumulative effect of non-performance adjustments related to our products in Individual Retirement and Group Retirement operating segments that are currently measured at fair value (e.g., living benefit guarantees associated with variable annuities),
Partially offset by:
•A reduction from the difference between the fair value and carrying value of benefits not previously measured at fair value (e.g., death benefit guarantees associated with variable annuities).
The net decrease in AOCI resulted from:
•The reclassification of the cumulative effect of non-performance adjustments discussed above,
•Changes to the discount rate which will most significantly impact our Life Insurance and Institutional Markets segments,
Partially offset by:
•The removal of Deferred policy acquisition costs, Unearned revenue reserves, Sales inducement assets and certain future policyholder benefit balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments.

AIG | First Quarter 2023 Form 10-Q	89

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
For additional information on our business segments, see Note 3 to the Condensed Consolidated Financial Statements, and for information regarding the separation of Life and Retirement and bankruptcy filing of AIG Financial Products Corp., see Note 1 to the Condensed Consolidated Financial Statements.
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

90	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Executive Summary
REGULATORY, INDUSTRY AND ECONOMIC FACTORS
Our business is affected by regulatory, industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under challenging market conditions in the first three months of 2023, characterized by factors such as the impact of COVID-19 and the related governmental and societal responses, rising interest rates, inflationary pressures, an uneven global economic recovery and global trade tensions. Responses by central banks and monetary authorities with respect to inflation, growth concerns and other macroeconomic factors have also affected global exchange rates and volatility.
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
For information regarding our regulation and supervision by different regulatory authorities in the United States and abroad, see Part I, Item 1. Business – Regulation and Part I, Item 1A. Risk Factors – Regulation in the 2022 Annual Report.
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
Impact of Changes in the Interest Rate Environment and Equity Markets
Certain key U.S. benchmark rates continued to rise during the first three months of 2023 as markets reacted to heightened inflation measures, geopolitical risk, and the Board of Governors of the Federal Reserve System implementing multiple increases to short term interest rates. The yield pick-up of new investments over the yields on asset maturities and redemptions averaged 222 basis points during the first three months of 2023. This combined with resetting of coupon rates on floating rate securities and loans has steadily improved the overall portfolio yields. However, the key benchmark rates remain highly volatile. We actively manage our exposure to the interest rate environment through portfolio construction and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
Equity Markets
Our financial results are impacted by the performance of equity markets, which impacts the performance of our alternative investment portfolio, fee income and net amount at risk. For instance, in our variable annuity separate accounts, mutual fund assets and brokerage and advisory assets, we generally earn fee income based on the account value, which fluctuates with the equity markets as a significant amount of these assets are invested in equity funds. The impact of equity market returns, both increases and decreases, is reflected in our results due to the impact on the account value and the fair values of equity-exposed securities in our Life and Retirement investment portfolio.
In Life and Retirement, hedging costs could also be significantly impacted by changes in the level of equity markets as rebalancing and option costs are tied to the equity market volatility. These hedging costs are partially offset by our rider fees that are tied to the level of the Chicago Board Options Exchange Volatility Index. As rebalancing and option costs increase or decrease, the rider fees will increase or decrease partially offsetting the hedging costs incurred. Increased equity market volatility may also result in additional collateral being posted to hedging counterparties.

AIG | First Quarter 2023 Form 10-Q	91

ITEM 2 | Executive Summary
Market and other economic factors may result in increased credit impairments, downgrades and losses across single or numerous asset classes due to lower collateral values or deteriorating cash flow and profitability by borrowers could lead to higher defaults on our investment portfolio, especially in geographic, industry or investment sectors where we have higher concentrations of exposure, such as real estate related borrowings. These factors can also cause widening of credit spreads which could reduce investment asset valuations, decrease fee income and increase statutory capital requirements, as well as reduce the availability of investments that are attractive from a risk-adjusted perspective.
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, changes in valuations driven by equity market conditions during the first quarter of 2023 may impact the private equity investments in the alternative investments portfolio in the second quarter of 2023.
Annuity Sales and Surrenders
The rising rate environment and our partnership with Blackstone have provided a strong tailwind for fixed annuity sales with sales in the three to five‑year products significantly increasing, however, higher rates have also resulted in an increase in surrenders. Rising interest rates could continue to create the potential for increased sales, but could also drive higher surrenders relative to what we have already experienced. Fixed annuities have surrender charge periods, generally in the three-to-seven year range. Fixed index annuities have surrender charge periods, generally in the five-to-ten year range, and within our Group Retirement segment, certain of our fixed investment options are subject to other withdrawal restrictions, which may help mitigate increased early surrenders in a rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to contract holders have driven better than expected persistency in fixed annuities, although the reserves for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio. We closely monitor surrenders of fixed annuities as contracts with lower minimum interest rates come out of the surrender charge period.
Reinvestment and Spread Management
We actively monitor fixed income markets, including the level of interest rates, credit spreads and the shape of the yield curve. We also frequently review our interest rate assumptions and actively manage the crediting rates used for new and in-force business. Business strategies continue to evolve and we attempt to maintain profitability of the overall business in light of the interest rate environment. A rising interest rate environment results in improved yields on new investments and improves margins for our Life and Retirement business while also making certain products, such as fixed annuities, more attractive to potential customers. However, the rising rate environment has resulted in lower values on general and separate account assets, mutual fund assets and brokerage and advisory assets that hold investments in fixed income assets.
For additional information on our investment and asset-liability management strategies, see Investments.
For investment-oriented products, including universal life insurance, and variable, fixed and fixed index annuities, in our Individual Retirement, Group Retirement, Life Insurance and Institutional Markets businesses, our spread management strategies include disciplined pricing and product design for new business, modifying or limiting the sale of products that do not achieve targeted spreads, using asset-liability management to match assets to liabilities to the extent practicable, and actively managing crediting rates to help mitigate some of the pressure on investment spreads. Renewal crediting rate management is guided by specific contract provisions designed to allow crediting rates to be reset at pre-established intervals and subject to minimum crediting rate guarantees. We expect to continue to adjust crediting rates on in-force business, as appropriate, to be responsive to changing rate environments. As interest rates rise, we may need to raise crediting rates on in-force business for competitive and other reasons, potentially offsetting a portion of the additional investment income resulting from investing in a higher interest rate environment.
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 60 percent were crediting at the contractual minimum guaranteed interest rate as of March 31, 2023. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent were 54 percent and 55 percent as of March 31, 2023 and December 31, 2022, respectively. In the universal life products in our Life Insurance business, 63 percent and 62 percent of the account values were crediting at the contractual minimum guaranteed interest rate as of March 31, 2023 and December 31, 2022, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.

92	AIG | First Quarter 2023 Form 10-Q

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
General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

Three Months Ended March 31,
Rate for 1 USD	2023	2022	Percentage Change
Currency:
GBP	0.82	0.74	11%
EUR	0.94	0.88	7%
JPY	132.82	114.62	16%
Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

AIG | First Quarter 2023 Form 10-Q	93

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three-month periods ended March 31, 2023 and 2022. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.
For information regarding the Critical Accounting Estimates that affect our results of operations, see Critical Accounting Estimates in this MD&A and Part II, Item 7. MD&A – Critical Accounting Estimates in the 2022 Annual Report.
The following table presents our consolidated results of operations and other key financial metrics:

Three Months Ended March 31,			Percentage Change
(in millions)	2023	2022
Revenues:
Premiums	$8,481	$7,120	19%
Policy fees	698	730	(4)
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	3,087	2,946	5
Net investment income - Fortitude Re funds withheld assets	446	291	53
Total net investment income	3,533	3,237	9
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	(713)	401	NM
Net realized losses on Fortitude Re funds withheld assets	(31)	(140)	78
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(1,165)	3,318	NM
Total net realized gains (losses)	(1,909)	3,579	NM
Other income	181	278	(35)
Total revenues	10,984	14,944	(26)
Benefits, losses and expenses:
Policyholder benefits and losses incurred (including remeasurement (gains) losses of $64 and $146 for the three months ended March 31, 2023 and 2022, respectively)	6,397	5,060	26
Change in the fair value of market risk benefits, net	196	(233)	NM
Interest credited to policyholder account balances	1,040	879	18
Amortization of deferred policy acquisition costs	1,293	1,137	14
General operating and other expenses	1,980	2,164	(9)
Interest expense	307	263	17
Net (gain) loss on divestitures and other	2	(40)	NM
Total benefits, losses and expenses	11,215	9,230	22
Income (loss) from continuing operations before income tax expense (benefit)	(231)	5,714	NM
Income tax expense (benefit)	(144)	1,154	NM
Income (loss) from continuing operations	(87)	4,560	NM
Income from discontinued operations, net of income taxes	—	—	NM
Net income (loss)	(87)	4,560	NM
Less: Net income (loss) attributable to noncontrolling interests	(117)	387	NM
Net income attributable to AIG	30	4,173	(99)
Less: Dividends on preferred stock	7	7	—
Net income attributable to AIG common shareholders	$23	$4,166	(99)%

94	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Consolidated Results of Operations

(in millions, except per common share data)	March 31, 2023	December 31, 2022
Balance sheet data:
Total assets	$536,627	$522,228
Short-term and long-term debt	22,100	21,299
Debt of consolidated investment entities	3,944	5,880
Total AIG shareholders’ equity	43,317	40,970
Book value per common share	58.87	55.15
Adjusted book value per common share	75.87	75.90
NET INCOME (LOSS) ATTRIBUTABLE TO AIG COMMON SHAREHOLDERS
Three Months Ended March 31, 2023 and 2022 Comparison
Net income (loss) attributable to AIG common shareholders decreased $4.1 billion due to the following, on a pre-tax basis:
•a decrease in Net realized gains on Fortitude Re funds withheld embedded derivative of $4.5 billion driven by interest rate movements, partially offset by losses on Fortitude Re funds withheld assets of $31 million in the three months ended March 31, 2023 compared to $140 million in the same period in 2022;
•a decrease in Net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $1.1 billion, driven by a $998 million decrease in derivative and hedge activity and gains on variable annuity embedded derivatives, net of hedging, and losses on sales of securities of $280 million partially offset by foreign exchange gains of $127 million; and
•lower policy fee and advisory fee income at Life and Retirement due to comparatively lower Separate Account values.
The decrease in Net income (loss) attributable to AIG common shareholders was partially offset by the following, on a pre-tax basis:
•lower income attributable to noncontrolling interest of $504 million primarily driven by the noncontrolling losses on Corebridge in the three months ended March 31, 2023 compared to gains in the same period in 2022 and the 12.4 percent IPO of Corebridge in September 2022;
•higher net investment income of $296 million primarily driven by an increase in the fair value of fixed maturity securities where we elected the fair value option of $454 million as a result of the higher rate environment and higher available for sale fixed maturity sales of $447 million partially offset by lower returns on our alternative investments of $633 million; and
•an increase in underwriting income in General Insurance of $56 million, reflecting changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions, as well as lower catastrophe losses.
The $1.3 billion decrease in income tax expense was primarily attributable to lower income from continuing operations.
INCOME TAX EXPENSE ANALYSIS
For the three-month periods ended March 31, 2023 and 2022, the effective tax rate on income (loss) from continuing operations was 62.3 percent and 20.2 percent, respectively.
For additional information, see Note 17 to the Condensed Consolidated Financial Statements.

AIG | First Quarter 2023 Form 10-Q	95

ITEM 2 | Consolidated Results of Operations

NON-GAAP RECONCILIATIONS
The following table presents a reconciliation of Book value per common share to Adjusted book value per common share, which is a non-GAAP measure. For additional information, see Use of Non-GAAP Measures.

	March 31,	December 31,
(in millions, except per common share data)	2023	2022
Total AIG shareholders' equity	$43,317	$40,970
Preferred equity	485	485
Total AIG common shareholders' equity	42,832	40,485
Less: Deferred tax assets	4,543	4,518
Less: Accumulated other comprehensive income (loss)	(19,329)	(22,616)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,418)	(2,862)
Subtotal: AOCI plus cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(16,911)	(19,754)
Adjusted common shareholders' equity	$55,200	$55,721

Total common shares outstanding	727.6	734.1

Book value per common share	$58.87	$55.15
Adjusted book value per common share	75.87	75.90
The following table presents a reconciliation of Return on common equity to Adjusted return on common equity, which is a non-GAAP measure. For additional information, see Use of Non-GAAP Measures.

	Three Months Ended March 31,		Year Ended December 31,
(dollars in millions)	2023	2022	2022
Actual or annualized net income (loss) attributable to AIG common shareholders	$92	$16,664	$10,198
Actual or annualized adjusted after-tax income attributable to AIG common shareholders	4,844	4,912	4,036

Average AIG common shareholders' equity	$41,659	$60,778	$49,338
Less: Average DTA	4,531	5,081	4,796
Less: Average AOCI	(20,973)	(979)	(13,468)
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,640)	1,420	(1,053)
Subtotal: AOCI plus cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(18,333)	(2,399)	(12,415)
Average adjusted AIG common shareholders' equity	$55,461	$58,096	$56,957
Return on common equity	0.2%	27.4%	20.7%
Adjusted return on common equity	8.7%	8.5%	7.1%
The following table presents a reconciliation of revenues to adjusted revenues:

Three Months Ended March 31,
(in millions)	2023	2022
Revenues	$10,984	$14,944
Changes in fair value of securities used to hedge guaranteed living benefits	(13)	(14)
Changes in the fair value of equity securities	(51)	27
Other (income) expense - net	7	7
Net investment income on Fortitude Re funds withheld assets	(446)	(291)
Net realized (gains) losses on Fortitude Re funds withheld assets	31	140
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	1,165	(3,318)
Net realized (gains) losses(a)	772	(341)
Non-operating litigation reserves and settlements	(1)	(34)
Net impact from elimination of international reporting lag(b)	(4)	—
Adjusted revenues	$12,444	$11,120
(a)Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.
(b)For additional information, see Note 1 to the Condensed Consolidated Financial Statements.

96	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income (loss)/net income (loss) attributable to AIG to adjusted pre-tax income (loss)/adjusted after-tax income (loss) attributable to AIG:

Three Months Ended March 31,	2023				2022
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(d)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(d)	After Tax
Pre-tax income (loss)/net income (loss), including noncontrolling interests	$(231)	$(144)	$—	$(87)	$5,714	$1,154	$—	$4,560
Noncontrolling interests			117	117			(387)	(387)
Pre-tax income (loss)/net income (loss) attributable to AIG	$(231)	$(144)	$117	$30	$5,714	$1,154	$(387)	$4,173
Dividends on preferred stock				7				7
Net income (loss) attributable to AIG common shareholders				$23				$4,166
Changes in uncertain tax positions and other tax adjustments		22	—	(22)		91	—	(91)
Deferred income tax valuation allowance (releases) charges		(19)	—	19		6	—	(6)
Changes in fair value of securities used to hedge guaranteed living benefits	3	1	—	2	(13)	(3)	—	(10)
Change in the fair value of market risk benefits, net(a)	196	41	—	155	(233)	(49)	—	(184)
Changes in benefit reserves related to net realized gains (losses)	(6)	(1)	—	(5)	(2)	—	—	(2)
Changes in the fair value of equity securities	(51)	(11)	—	(40)	27	6	—	21
Net investment income on Fortitude Re funds withheld assets	(446)	(94)	—	(352)	(291)	(61)	—	(230)
Net realized losses on Fortitude Re funds withheld assets	31	7	—	24	140	29	—	111
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	1,165	245	—	920	(3,318)	(697)	—	(2,621)
Net realized (gains) losses(b)	766	208	—	558	(349)	(105)	—	(244)
Net loss (gain) on divestitures and other	2	—	—	2	(40)	(9)	—	(31)
Non-operating litigation reserves and settlements	(1)	—	—	(1)	(34)	(7)	—	(27)
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	(19)	(4)	—	(15)	—	—	—	—
Net loss reserve discount (benefit) charge	64	13	—	51	(20)	(5)	—	(15)
Integration and transaction costs associated with acquiring or divesting businesses	52	11	—	41	46	10	—	36
Restructuring and other costs	117	25	—	92	93	19	—	74
Non-recurring costs related to regulatory or accounting changes	13	3	—	10	4	1	—	3
Net impact from elimination of international reporting lag(c)	(12)	(3)	—	(9)	—	—	—	—
Noncontrolling interests(d)			(242)	(242)			278	278
Adjusted pre-tax income/Adjusted after-tax income attributable to AIG common shareholders	$1,643	$300	$(125)	$1,211	$1,724	$380	$(109)	$1,228
Weighted average diluted shares outstanding				744.1				826.0
Income per common share attributable to AIG common shareholders (diluted)				$0.03				$5.04
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)				$1.63				$1.49
(a)Includes realized gains and losses on certain derivative instruments used for non-qualifying (economic) hedging.
(b)Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.
(c)For additional information, see Note 1 to the Condensed Consolidated Financial Statements.
(d)Includes the portion of equity interest of non-operating income of Corebridge and consolidated investment entities that AIG does not own.
PRE-TAX INCOME (LOSS) COMPARISON
Three Months Ended March 31, 2023 and 2022 Comparison
Pre-tax income (loss) was $(231) million in the three-month period ended March 31, 2023 compared to $5.7 billion in the same period in 2022.
For the main drivers impacting AIG’s results of operations, see Net Income (Loss) Attributable to AIG Common Shareholders above.
ADJUSTED PRE-TAX INCOME (LOSS) COMPARISON
Three Months Ended March 31, 2023 and 2022 Comparison
Adjusted pre-tax income (loss) was $1.6 billion in the three-month period ended March 31, 2023 compared to $1.7 billion in the same period in 2022.
For the main drivers impacting AIG’s adjusted pre-tax income (loss), see Business Segment Operations - General Insurance, Business Segment Operations - Life and Retirement, and Business Segment Operations - Other Operations.

AIG | First Quarter 2023 Form 10-Q	97

ITEM 2 | Business Segment Operations

Business Segment Operations
Our business operations consist of General Insurance, Life and Retirement and Other Operations.
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

Three Months Ended March 31,
(in millions)	2023	2022
General Insurance
North America - Underwriting income (loss)	$299	$256
International - Underwriting income (loss)	203	190
Net investment income	746	765
General Insurance	1,248	1,211
Life and Retirement
Individual Retirement	533	466
Group Retirement	187	241
Life Insurance	82	113
Institutional Markets	84	114
Life and Retirement	886	934
Other Operations
Other Operations before consolidation and eliminations	(434)	(288)
Consolidation and eliminations	(57)	(133)
Other Operations	(491)	(421)
Adjusted pre-tax income (loss)	$1,643	$1,724

98	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

General Insurance
General Insurance is managed by our geographic markets of North America and International. Our global presence is underpinned by our multinational capabilities to provide Commercial Lines and Personal Insurance products within these geographic markets.
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

AIG | First Quarter 2023 Form 10-Q	99

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

I INDUSTRY AND ECONOMIC FACTORS
The results of General Insurance for the three months ended March 31, 2023 reflect continued strong performance from our Commercial Lines portfolio and focused execution on our portfolio management strategies within Personal Insurance. Across our North America and International Commercial Lines of business we have seen increased demand for our insurance products with continued positive rate change and improvement in terms and conditions. We continue to monitor the impact of inflation, ongoing labor force and supply chain disruptions and volatile commodity prices, among other factors, on rate adequacy and loss cost trends. Similarly, we are monitoring the responsive monetary policy actions taken or anticipated to be taken by central banks, to curb inflation and the corresponding impact on market interest rates.

General Insurance – North America
North America Commercial remains in a firm market amidst a backdrop of increasing claims severity due to elevated economic and social inflation, as well as a higher frequency and severity of natural catastrophe losses over recent years. While market discipline continues to support price increases across most lines, we are seeing capacity move back into the market in certain segments given the improved pricing levels which is putting pressure on rates. We have focused on retaining our best accounts which has led to improving retention across the portfolio. These retention rates are often coupled with an exposure limit management strategy to reduce volatility within the portfolio. We continue to proactively identify segment growth areas as market conditions warrant through effective portfolio management, while non-renewing unprofitable business.
Personal Insurance growth prospects are supported by the need for full life cycle products and coverage, increases in personal wealth accumulation, and awareness of insurance protection and risk management. We compete in the high net worth market, accident and health insurance, travel insurance, and warranty services.

100	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

General Insurance – International
We are continuing to pursue growth in our most profitable lines of business and diversify our portfolio across all regions by expanding key business lines while remaining a market leader in key developed and developing markets. Overall, Commercial Lines continue to show positive rate change, particularly in our Property, Casualty and Energy portfolios and across international markets where market events or withdrawal of capability and capacity have favorably impacted pricing. We are maintaining our underwriting discipline, reducing gross and net limits where appropriate, utilizing reinsurance to reduce volatility, as well as continuing our risk selection strategy to improve profitability.
Personal Insurance focuses on individual customers, as well as group and corporate clients. Although market competition within Personal Insurance has increased, we continue to benefit from the underwriting quality and portfolio diversity.

GENERAL INSURANCE RESULTS

Three Months Ended March 31,
(in millions)	2023	2022	Change
Underwriting results:
Net premiums written	$6,965	$6,633	5%
(Increase) decrease in unearned premiums	(706)	(377)	(87)
Net premiums earned	6,259	6,256	—
Losses and loss adjustment expenses incurred(a)	3,752	3,809	(1)
Acquisition expenses:
Amortization of deferred policy acquisition costs	912	889	3
Other acquisition expenses	316	350	(10)
Total acquisition expenses	1,228	1,239	(1)
General operating expenses	777	762	2
Underwriting income (loss)	502	446	13
Net investment income	746	765	(2)
Adjusted pre-tax income (loss)	$1,248	$1,211	3%
Loss ratio(a)	59.9	60.9	(1.0)
Acquisition ratio	19.6	19.8	(0.2)
General operating expense ratio	12.4	12.2	0.2
Expense ratio	32.0	32.0	—
Combined ratio(a)	91.9	92.9	(1.0)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(4.2)	(4.5)	0.3
Prior year development, net of reinsurance and prior year premiums	1.0	1.1	(0.1)
Accident year loss ratio, as adjusted	56.7	57.5	(0.8)
Accident year combined ratio, as adjusted	88.7	89.5	(0.8)
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

Three Months Ended March 31,			Percentage Change in
(in millions)	2023	2022	U.S. dollars	Original Currency
North America	$3,680	$3,151	17%	18%
International	3,285	3,482	(6)	1
Total net premiums written	$6,965	$6,633	5%	9%

AIG | First Quarter 2023 Form 10-Q	101

ITEM 2 | Business Segment Operations | General Insurance

The following tables present General Insurance accident year catastrophes(a) by geography and number of events:

(in millions)	# of Events		North America	International	Total
Three Months Ended March 31, 2023
Flooding, rainstorms and other	1		$10	$77	$87
Windstorms and hailstorms	5		67	39	106
Winter storms	2		25	22	47
Earthquakes	1		15	10	25
Reinstatement premiums			(1)	—	(1)
Total catastrophe-related charges	9		$116	$148	$264
Three Months Ended March 31, 2022
Flooding, rainstorms and other	1		$25	$81	$106
Windstorms and hailstorms	1		25	13	38
Winter storms	2		10	15	25
Earthquakes	1		—	20	20
Russia / Ukraine	N/A	(b)	—	85	85
Reinstatement premiums			(1)	15	14
Total catastrophe-related charges	5		$59	$229	$288
(a)Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil unrest that exceed the $10 million threshold.
(b)As the Russia/Ukraine conflict continues to evolve the number of events is yet to be determined.
NORTH AMERICA RESULTS

Three Months Ended March 31,
(in millions)	2023	2022	Change
Underwriting results:
Net premiums written	$3,680	$3,151	17%
(Increase) decrease in unearned premiums	(700)	(362)	(93)
Net premiums earned	2,980	2,789	7
Losses and loss adjustment expenses incurred(a)	1,808	1,732	4
Acquisition expenses:
Amortization of deferred policy acquisition costs	410	356	15
Other acquisition expenses	146	144	1
Total acquisition expenses	556	500	11
General operating expenses	317	301	5
Underwriting income (loss)	$299	$256	17%
Loss ratio(a)	60.7	62.1	(1.4)
Acquisition ratio	18.7	17.9	0.8
General operating expense ratio	10.6	10.8	(0.2)
Expense ratio	29.3	28.7	0.6
Combined ratio(a)	90.0	90.8	(0.8)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(3.9)	(2.1)	(1.8)
Prior year development, net of reinsurance and prior year premiums	2.6	1.9	0.7
Accident year loss ratio, as adjusted	59.4	61.9	(2.5)
Accident year combined ratio, as adjusted	88.7	90.6	(1.9)
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

102	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

Business and Financial Highlights
Net Premiums Written Comparison for the Three Months Ended March 31, 2023 and 2022
Net premiums written increased by $529 million primarily due to:
•growth in Commercial Lines ($415 million), particularly in AIG Re and Property driven by continued positive rate change, higher renewal retentions and strong new business production, partially offset by decreases in Casualty as well as Financial Lines due to volatility in capital markets and increased competition resulting in rate declines; and
•growth in Personal Insurance ($114 million) driven by PCG resulting from changes in our reinsurance program, partially offset by decreases in Warranty and Travel.
Underwriting Income (Loss) Comparison for the Three Months Ended March 31, 2023 and 2022
Underwriting income increased by $43 million primarily due to:
•premium growth with improvement in the accident year loss ratio, as adjusted (2.5 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions; and
•higher net favorable prior year reserve development (0.7 points or $32 million), primarily due to favorable development in Property, partially offset by lower favorable development in PCG.
This increase was partially offset by:
•higher catastrophe losses (1.8 points or $57 million); and
•a higher expense ratio of 0.6 points reflecting a higher acquisition ratio (0.8 points) primarily driven by changes in business mix, partially offset by a lower general operating expense ratio (0.2 points) resulting from continued general expense discipline as we grow the portfolio.
INTERNATIONAL RESULTS

Three Months Ended March 31,
(in millions)	2023	2022	Change
Underwriting results:
Net premiums written	$3,285	$3,482	(6)%
(Increase) decrease in unearned premiums	(6)	(15)	60
Net premiums earned	3,279	3,467	(5)
Losses and loss adjustment expenses incurred	1,944	2,077	(6)
Acquisition expenses:
Amortization of deferred policy acquisition costs	502	533	(6)
Other acquisition expenses	170	206	(17)
Total acquisition expenses	672	739	(9)
General operating expenses	460	461	—
Underwriting income (loss)	$203	$190	7%
Loss ratio	59.3	59.9	(0.6)
Acquisition ratio	20.5	21.3	(0.8)
General operating expense ratio	14.0	13.3	0.7
Expense ratio	34.5	34.6	(0.1)
Combined ratio	93.8	94.5	(0.7)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(4.5)	(6.4)	1.9
Prior year development, net of reinsurance and prior year premiums	(0.6)	0.5	(1.1)
Accident year loss ratio, as adjusted	54.2	54.0	0.2
Accident year combined ratio, as adjusted	88.7	88.6	0.1

AIG | First Quarter 2023 Form 10-Q	103

ITEM 2 | Business Segment Operations | General Insurance

Business and Financial Highlights
Net Premiums Written Comparison for the Three Months Ended March 31, 2023 and 2022
Net premiums written, excluding the impact of unfavorable foreign exchange ($229 million), increased by $32 million due to:
•growth in Commercial Lines ($17 million), notably in Casualty and Property driven by continued positive rate change and strong new business production partially offset by a decrease in Financial Lines due to volatility in capital markets and uncertain economic conditions; and
•growth in Personal Insurance ($15 million) driven by Personal Auto and Individual Travel, partially offset by lower production in Accident & Health.
Underwriting Income (Loss) Comparison for the Three Months Ended March 31, 2023 and 2022
Underwriting income increased by $13 million primarily due to:
•lower catastrophe losses (1.9 points or $81 million); and
•a lower expense ratio (0.1 points) reflecting a lower acquisition ratio (0.8 points) primarily driven by changes in business mix and improved commission terms, largely offset by an increase in the general operating expense ratio (0.7 points).
This increase was partially offset by:
•net unfavorable prior year reserve development in 2023 compared to net favorable development in 2022 (1.1 points or $35 million), primarily as a result of unfavorable development in Property; and
•a higher accident year loss ratio, as adjusted (0.2 points) due to changes in business mix across Commercial Insurance and Personal Insurance.

104	AIG | First Quarter 2023 Form 10-Q

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

Group Retirement: Known in the marketplace as Retirement Services. Products and services consist of record-keeping, plan administrative and compliance services, financial planning and advisory solutions offered to employer defined contribution plans and their participants, along with proprietary and non-proprietary annuities and advisory and brokerage products offered outside of plans.

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

AIG | First Quarter 2023 Form 10-Q	105

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
In the UK, AIG Life Limited will continue to focus on growing the business organically.

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

106	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

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

INDUSTRY AND ECONOMIC FACTORS

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

Group Retirement
Group Retirement competes in the defined contribution market under the Retirement Services brand. Retirement Services is a leading retirement plan provider in the U.S. for K-12 schools and school districts, higher education, healthcare, government and other not-for-profit institutions. The defined contribution market is a highly efficient and competitive market that requires support for both plan sponsors and individual participants. To meet this challenge, Retirement Services is investing in a client- focused technology platform to support improved compliance and self-service functionality. Retirement Services’ model pairs self-service tools with its employee financial advisors who provide individual plan participants with enrollment support and comprehensive financial planning services.
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

AIG | First Quarter 2023 Form 10-Q	107

ITEM 2 | Business Segment Operations | Life and Retirement

For additional information on the separation of Life and Retirement please, see Note 1 to the Condensed Consolidated Financial Statements and Part I, Item 1A. Risk Factors – Business and Operations – “No assurances can be given that the separation of our Life and Retirement business will be completed or as to the specific terms or timing thereof. In addition, we may not achieve the expected benefits of the separation and will have continuing equity market exposure to Corebridge until we fully divest our stake.” in the 2022 Annual Report.
For additional information on the impact of market interest rate movement on our Life and Retirement business, see Executive Summary – Regulatory, Industry and Economic Factors – Impact of Changes in the Interest Rate Environment and Equity Markets.
IMPACT OF LDTI ADOPTION
The following table presents the impacts in connection with the adoption of LDTI on our previously reported APTI results for our Life and Retirement segment:

Three Months Ended March 31, 2022	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI
(in millions)
Adjusted revenues:
Premiums	$840	$9	$849
Policy fees	763	(33)	730
Total adjusted revenues	3,965	(24)	3,941
Benefits and expenses:
Policyholder benefits	1,443	(195)	1,248
Interest credited to policyholder account balances	867	14	881
Amortization of deferred policy acquisition costs	280	(36)	244
Non deferrable insurance commissions	161	(17)	144
Total benefits and expenses	3,241	(234)	3,007
Adjusted pre-tax income (loss)	$724	$210	$934

LIFE AND RETIREMENT RESULTS

Three Months Ended March 31,
(in millions)	2023	2022	Change
Adjusted revenues:
Premiums	$2,201	$849	159%
Policy fees	698	730	(4)
Net investment income	2,277	2,129	7
Advisory fee and other income	195	233	(16)
Total adjusted revenues	5,371	3,941	36
Benefits and expenses:
Policyholder benefits	2,600	1,248	108
Interest credited to policyholder account balances	1,015	881	15
Amortization of deferred policy acquisition costs	259	244	6
Non deferrable insurance commissions	136	144	(6)
Advisory fee expenses	65	71	(8)
General operating expenses	407	413	(1)
Interest expense	3	6	(50)
Total benefits and expenses	4,485	3,007	49
Adjusted pre-tax income (loss)	$886	$934	(5)%
Our insurance companies generate significant revenues from investment activities. As a result, the operating segments in Life and Retirement are significantly impacted by variances in net investment income on the asset portfolios that support insurance liabilities and surplus.
For additional information on our investment strategy, asset-liability management process and invested asset composition, see Investments.

108	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

INDIVIDUAL RETIREMENT RESULTS

Three Months Ended March 31,
(in millions)	2023	2022	Change
Adjusted revenues:
Premiums	$78	$56	39%
Policy fees	174	185	(6)
Net investment income	1,129	983	15
Advisory fee and other income	103	123	(16)
Total adjusted revenues	1,484	1,347	10
Benefits and expenses:
Policyholder benefits	65	66	(2)
Interest credited to policyholder account balances	519	454	14
Amortization of deferred policy acquisition costs	137	118	16
Non deferrable insurance commissions	86	92	(7)
Advisory fee expenses	34	37	(8)
General operating expenses	108	111	(3)
Interest expense	2	3	(33)
Total benefits and expenses	951	881	8
Adjusted pre-tax income (loss)	$533	$466	14%
Fixed annuities base net investment spread:
Base yield*	4.83%	3.76%	107	bps
Cost of funds	2.82	2.67	15
Fixed annuities base net investment spread	2.01%	1.09%	92	bps
Variable and fixed index annuities base net investment spread:
Base yield*	4.34%	3.73%	61	bps
Cost of funds	1.74	1.44	30
Variable and fixed index annuities base net investment spread	2.60%	2.29%	31	bps
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for the Three Months Ended March 31, 2023 and 2022
Adjusted pre-tax income increased $67 million primarily due to higher net investment spread income ($81 million) primarily driven by higher base portfolio spread income ($201 million), partially offset by lower alternative investment income ($116 million) and lower yield enhancement income ($4 million).
This increase was partially offset by lower policy and advisory fee income, net of advisory fee expenses ($28 million), primarily due to a decrease in variable annuity separate account assets driven by prior year negative equity market performance.

AIG | First Quarter 2023 Form 10-Q	109

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
The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2023	2022
Premiums	$78	$56
Deposits	4,807	3,830
Other	(2)	(5)
Premiums and deposits	$4,883	$3,881
The following table presents Individual Retirement premiums and deposits and net flows by product line:

Three Months Ended March 31,	Premiums and Deposits		Net Flows
(in millions)	2023	2022	2023	2022
Fixed Annuities	$2,248	$1,569	$(90)	$270
Fixed Index Annuities	2,057	1,364	1,389	985
Variable Annuities	578	948	(636)	(381)
Total	$4,883	$3,881	$663	$874
Premiums and Deposits and Net Flow Comparison for the Three Months Ended March 31, 2023 and 2022
Fixed Annuities Net outflows increased $360 million over the prior year, primarily due to higher surrenders and withdrawals ($1.1 billion), partially offset by higher premiums and deposits ($679 million) due to competitive pricing and higher interest rates and lower death benefits ($16 million).
Variable Annuities Net outflows increased ($255 million) primarily due to lower premiums and deposits ($370 million), due to market volatility; partially offset by lower surrenders and withdrawals ($75 million) and lower death benefits ($40 million).
Fixed Index Annuities Net inflows increased ($404 million) primarily due to higher premiums and deposits ($693 million), due to competitive pricing and higher interest rates; partially offset by higher surrenders and withdrawals ($265 million) and higher death benefits ($24 million).
The following table presents surrenders as a percentage of average reserves(a):

Three Months Ended March 31,	2023	2022
Surrenders as a percentage of average reserves
Fixed annuities	15.1%	6.8%
Fixed index annuities	6.7	4.0
Variable annuities	7.1	6.4
(a)Reserves are defined as the sum of net policyholder contract deposits, MRB liabilities, future policyholder benefit liabilities and separate account liabilities.

110	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

The following table presents account value* for fixed annuities and variable and fixed index annuities by surrender charge category:

	March 31, 2023			December 31, 2022
(in millions)	Fixed Annuities	Fixed Index Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities	Variable Annuities
No surrender charge	$24,199	$2,423	$28,103	$24,889	$2,270	$27,037
Greater than 0% - 2%	1,479	1,349	6,892	1,783	1,353	6,962
Greater than 2% - 4%	2,110	5,042	5,290	2,256	4,532	5,081
Greater than 4%	20,277	25,929	12,012	18,905	25,196	12,082
Non-surrenderable	2,396	—	1,155	2,453	—	1,155
Total account value	$50,461	$34,743	$53,452	$50,286	$33,351	$52,317
*Includes payout Immediate Annuities, funding agreements and policy loans.
Individual Retirement annuities are typically subject to a three- to seven-year surrender charge period, depending on the product. For fixed annuities, the proportion of account value subject to surrender charge at March 31, 2023 increased compared to December 31, 2022 primarily due to growth in business, while the proportion of fixed index annuities was slightly lower mostly due to the aging of the business. The increase in the proportion of account value with no surrender charge for variable annuities as of March 31, 2023 compared to December 31, 2022 was principally due to normal aging of business.
GROUP RETIREMENT RESULTS

Three Months Ended March 31,
(in millions)	2023	2022	Change
Adjusted revenues:
Premiums	$6	$8	(25)%
Policy fees	100	114	(12)
Net investment income	500	527	(5)
Advisory fee and other income	77	85	(9)
Total adjusted revenues	683	734	(7)
Benefits and expenses:
Policyholder benefits	9	10	(10)
Interest credited to policyholder account balances	291	283	3
Amortization of deferred policy acquisition costs	21	19	11
Non deferrable insurance commissions	28	28	—
Advisory fee expenses	29	34	(15)
General operating expenses	117	117	—
Interest expense	1	2	(50)
Total benefits and expenses	496	493	1
Adjusted pre-tax income (loss)	$187	$241	(22)%
Base net investment spread:
Base yield*	4.22%	3.88%	34	bps
Cost of funds	2.70	2.60	10
Base net investment spread	1.52%	1.28%	24	bps
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for the Three Months Ended March 31, 2023 and 2022
Adjusted pre-tax income decreased $54 million primarily due to:
•lower net investment spread income ($35 million) primarily driven by lower alternative investment income ($73 million), partially offset by higher base portfolio spread income ($33 million) and higher yield enhancement income ($5 million); and
•lower policy and advisory fee income, net of advisory fee expenses of ($17 million) due to lower fee based assets under administration as a result of prior year negative equity market performance.

AIG | First Quarter 2023 Form 10-Q	111

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
The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits and net flows:

Three Months Ended March 31,
(in millions)	2023	2022
Premiums	$6	$8
Deposits	2,240	1,880
Premiums and deposits(a)	$2,246	$1,888
Net Flows	$(819)	$(819)
(a)Excludes client deposits into advisory and brokerage accounts of $541 million and $602 million for the three months ended March 31, 2023 and 2022, respectively.
Premiums and Deposits and Net Flow Comparison for the Three Months Ended March 31, 2023 and 2022
Net outflows are flat to prior year primarily due to higher premiums and deposits ($358 million) and lower death and payout annuity benefits of ($17 million), partially offset by higher surrenders and withdrawals of ($375 million). In general, net outflows are concentrated in variable annuity products with higher contractual guaranteed minimum crediting rates. Large plan acquisitions and surrenders resulted in higher net flows of ($328 million) compared to the prior year.
The following table presents Group Retirement surrenders as a percentage of average reserves(a) and mutual funds under administration:

Three Months Ended March 31,	2023	2022
Surrenders as a percentage of average reserves and mutual funds	11.0%	8.5%
(a)Reserves are defined as the sum of net policyholder contract deposits, MRB liabilities, future policyholder benefit liabilities and separate account liabilities.
The following table presents account value(a) for Group Retirement annuities by surrender charge category:

At
(in millions)	March 31, 2023(b)	December 31, 2022(b)
No surrender charge(c)	$70,663	$69,885
Greater than 0% - 2%	421	454
Greater than 2% - 4%	409	435
Greater than 4%	6,426	6,281
Non-surrenderable	962	945
Total account value	$78,881	$78,000
(a)Includes payout Immediate Annuities, funding agreements and policy loans.
(b)Excludes mutual fund assets under administration of $25.9 billion and $24.0 billion at March 31, 2023 and December 31, 2022, respectively.
(c)Group Retirement amounts in this category include account values in the general account of approximately $4.4 billion and $4.5 billion at March 31, 2023 and December 31, 2022, respectively, which are subject to 20 percent annual withdrawal limitations at the participant level and account value in the general account of $5.6 billion and $5.8 billion at March 31, 2023 and December 31, 2022, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.
Group Retirement annuity deposits are typically subject to a five- to seven-year surrender charge period, depending on the product. At March 31, 2023, Group Retirement annuity account value with no surrender charge increased compared to December 31, 2022 primarily due to increases in assets under management from higher equity markets.

112	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

LIFE INSURANCE RESULTS

Three Months Ended March 31,
(in millions)	2023	2022	Change
Adjusted revenues:
Premiums	$542	$547	(1)%
Policy fees	375	384	(2)
Net investment income	317	356	(11)
Other income	15	24	(38)
Total adjusted revenues	1,249	1,311	(5)
Benefits and expenses:
Policyholder benefits	808	822	(2)
Interest credited to policyholder account balances	82	85	(4)
Amortization of deferred policy acquisition costs	99	106	(7)
Non deferrable insurance commissions	17	18	(6)
Advisory fee expenses	2	—	NM
General operating expenses	159	166	(4)
Interest expense	—	1	NM
Total benefits and expenses	1,167	1,198	(3)
Adjusted pre-tax income (loss)	$82	$113	(27)%
Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for the Three Months Ended March 31, 2023 and 2022
Adjusted pre-tax income decreased $31 million primarily due to lower net investment income, net of interest credited ($36 million), primarily driven by lower alternative investment and yield enhancement income ($50 million) primarily due to lower equity partnership performance and reduced gains on calls partially offset by higher base portfolio income, net of interest credited ($14 million).

LIFE INSURANCE GAAP PREMIUMS AND PREMIUMS AND DEPOSITS
Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life and international life and health. Premiums, excluding the effect of foreign exchange, increased $12 million in the three-month period ended March 31, 2023 compared to the same period in 2022. Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.
Premiums and deposits, excluding the effect of foreign exchange, increased $14 million in the three-month period ended March 31, 2023 compared to the same period in 2022 primarily due to growth in international life premiums.
The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2023	2022
Premiums	$542	$547
Deposits	398	397
Other*	216	225
Premiums and deposits	$1,156	$1,169
*Other principally consists of adding back ceded premiums to reflect the gross premiums and deposits.

AIG | First Quarter 2023 Form 10-Q	113

ITEM 2 | Business Segment Operations | Life and Retirement

INSTITUTIONAL MARKETS RESULTS

Three Months Ended March 31,
(in millions)	2023	2022	Change
Adjusted revenues:
Premiums	$1,575	$238	NM	%
Policy fees	49	47	4
Net investment income	331	263	26
Other income	—	1	NM
Total adjusted revenues	1,955	549	256
Benefits and expenses:
Policyholder benefits	1,718	350	391
Interest credited to policyholder account balances	123	59	108
Amortization of deferred policy acquisition costs	2	1	100
Non deferrable insurance commissions	5	6	(17)
General operating expenses	23	19	21
Total benefits and expenses	1,871	435	330
Adjusted pre-tax income (loss)	$84	$114	(26)%
Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for the Three Months Ended March 31, 2023 and 2022
Adjusted pre-tax income decreased $30 million primarily due to:
•higher policyholder benefits (including interest accretion) primarily on new pension risk transfer business ($1.4 billion); and
•higher interest credited on policyholder account balances, primarily related to the GIC business ($64 million).
Partially offsetting these decreases were:
•higher premiums primarily on new pension risk transfer business ($1.3 billion); and
•higher net investment income ($68 million) primarily driven by higher base portfolio income ($101 million), partially offset by lower alternative investment income ($32 million).
INSTITUTIONAL MARKETS GAAP PREMIUMS AND PREMIUMS AND DEPOSITS
Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums increased $1.3 billion in the three-month period ended March 31, 2023 compared to the same period in 2022 primarily driven by the transactional nature of the pension risk transfer business (direct and assumed reinsurance).
Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on investment-type annuity contracts. Deposits primarily include GICs, FHLB funding agreements and structured settlement annuities with no life contingencies.
Premiums and deposits increased $1.8 billion in the three-month period ended March 31, 2023 compared to the same period in 2022 primarily due to higher premiums on pension risk transfer business.
The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2023	2022
Premiums	$1,575	$238
Deposits	581	82
Other*	7	7
Premiums and deposits	$2,163	$327
*Other principally consists of adding back ceded premiums to reflect the gross premiums and deposits.

114	AIG | First Quarter 2023 Form 10-Q

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

OTHER OPERATIONS RESULTS

Three Months Ended March 31,
(in millions)	2023	2022	Change
Adjusted revenues:
Premiums	$17	$30	(43)%
Net investment income:
Interest and dividends	116	63	84
Alternative investments	20	269	(93)
Other investment income (loss)	(14)	(85)	84
Investment expenses	(10)	(9)	(11)
Total net investment income	112	238	(53)
Other income	3	26	(88)
Total adjusted revenues	132	294	(55)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	4	17	(76)
Acquisition expenses:
Amortization of deferred policy acquisition costs	—	3	NM
Other acquisition expenses	(1)	—	NM
Total acquisition expenses	(1)	3	NM
General operating expenses:
Corporate and Other	238	265	(10)
Asset Management	7	22	(68)
Amortization of intangible assets	10	10	—
Total General operating expenses	255	297	(14)
Interest expense:
Corporate and Other	240	228	5
Asset Management*	68	37	84
Total interest expense	308	265	16
Total benefits, losses and expenses	566	582	(3)
Adjusted pre-tax income (loss) before consolidation and eliminations	(434)	(288)	(51)
Consolidation and eliminations	(57)	(133)	57
Adjusted pre-tax income (loss)	$(491)	$(421)	(17)%
Adjusted pre-tax income (loss) by activities:
Corporate and Other	$(435)	$(547)	20%
Asset Management	1	259	(100)
Consolidation and eliminations	(57)	(133)	57
Adjusted pre-tax income (loss)	$(491)	$(421)	(17)%
*Interest – Asset Management primarily represents interest expense on consolidated investment entities of $66 million and $36 million in the three-month periods ended March 31, 2023 and 2022, respectively.

AIG | First Quarter 2023 Form 10-Q	115

ITEM 2 | Business Segment Operations | Other Operations

2023 AND 2022 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations of $434 million in 2023 compared to $288 million in 2022, a decrease of $146 million was primarily due to:
•lower net investment income associated with consolidated investment entities of $218 million and the absence of 2022 mark to market gain on the 2.46 percent equity interest in Fortitude Group Holdings, LLC of $56 million, partially offset by the absence of 2022 mark to market losses on CDO investments of $129 million and higher income on AIG Parent portfolio of $35 million due to higher yields;
•lower general operating expenses of $42 million primarily driven by a reduction in employee-related costs of $19 million and other operating expenses of $23 million;
•higher corporate interest expense primarily driven by interest expense of $106 million on the $6.5 billion Corebridge senior unsecured notes, $1.5 billion draw down on Corebridge 3-Year Delayed Draw Term Loan Agreement and $1.0 billion junior subordinated debt issued by Corebridge in 2022 and interest expense associated with consolidated investments entities due to higher rates and additional activity of $31 million, partially offset by interest savings of $88 million from $9.4 billion debt repurchases, through cash tender offers and debt redemption in 2022.
Adjusted pre-tax loss on consolidation and eliminations of $57 million in 2023 compared to $133 million in 2022, a decrease of $76 million, was primarily due to the elimination of the insurance companies’ net investment income from their investment in the consolidated investment entities of $89 million.

116	AIG | First Quarter 2023 Form 10-Q

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

INVESTMENT HIGHLIGHTS IN THE THREE MONTHS ENDED MARCH 31, 2023

•Lower medium- and long-term interest rates resulted in net unrealized gains in our available for sale fixed security portfolio of $5.0 billion during the first quarter of 2023. Our Net unrealized loss of $29.7 billion as of December 31, 2022 decreased to a net unrealized loss of $24.7 billion on our available for sale portfolio as of March 31, 2023.
•We continued to make investments in structured securities and other fixed maturity securities with favorable risk compared to return characteristics to improve yields and increase net investment income.
•We experienced a decrease in net investment income for the three-month period ended March 31, 2023 compared to the same period in the prior year, primarily due to lower returns in our private equity and hedge funds compared to gains and lower income in our available for sale fixed security portfolio primarily driven by lower call and prepayment income, which was partially offset by higher income in base portfolio.
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

AIG | First Quarter 2023 Form 10-Q	117

ITEM 2 | Investments

•Outside of the U.S., fixed maturity securities held by our insurance companies consist primarily of investment-grade securities generally denominated in the currencies of the countries in which we operate.
•We also utilize derivatives to manage our asset and liability duration as well as currency exposures.
Asset-Liability Management
The investment strategy within the General Insurance companies focuses on growth of surplus, maintenance of sufficient liquidity for unanticipated insurance claims, and preservation of capital. General Insurance invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies’ North America operations have an average duration of 4.2 years. Fixed maturity securities of the General Insurance companies’ International operations have an average duration of 3.2 years.
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
For a full description of the composite AIG credit ratings, see Credit Ratings below.

118	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Investments

The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

March 31, 2023
(in millions)
NAIC Designation	1	2	Total Investment Grade	3	4	5	6	Total Below Investment Grade	Total
Other fixed maturity securities	$88,986	$68,935	$157,921	$6,992	$6,390	$715	$125	$14,222	$172,143
Mortgage-backed, asset-backed and collateralized	54,464	6,998	61,462	327	86	24	105	542	62,004
Total*	$143,450	$75,933	$219,383	$7,319	$6,476	$739	$230	$14,764	$234,147
*Excludes $12 million of fixed maturity securities for which no NAIC Designation is available.
The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

March 31, 2023
(in millions)
Composite AIG Credit Rating	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
Other fixed maturity securities	$92,059	$65,360	$157,419	$7,186	$6,533	$1,005	$14,724	$172,143
Mortgage-backed, asset-backed and collateralized	48,763	7,698	56,461	518	406	4,619	5,543	62,004
Total*	$140,822	$73,058	$213,880	$7,704	$6,939	$5,624	$20,267	$234,147
*Excludes $12 million of fixed maturity securities for which no NAIC Designation is available.
CREDIT RATINGS
At March 31, 2023, approximately 87 percent of our fixed maturity securities were held by our domestic entities. Approximately 91 percent of these securities were rated investment grade by one or more of the principal rating agencies.
Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At March 31, 2023, approximately 94 percent of such investments were either rated investment grade or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated investment grade. Approximately 26 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.
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
For information regarding credit risks associated with Investments see Part II, Item 7. MD&A – Enterprise Risk Management in the 2022 Annual Report.

AIG | First Quarter 2023 Form 10-Q	119

ITEM 2 | Investments

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
(in millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Rating:
Other fixed maturity securities
AAA	$12,557	$13,477	$39	$36	$12,596	$13,513
AA	33,668	31,061	789	810	34,457	31,871
A	44,738	45,618	271	244	45,009	45,862
BBB	64,191	63,173	1,165	1,043	65,356	64,216
Below investment grade	14,047	16,538	479	432	14,526	16,970
Non-rated	205	175	4	4	209	179
Total	$169,406	$170,042	$2,747	$2,569	$172,153	$172,611
Mortgage-backed, asset-backed and collateralized
AAA	$22,691	$20,729	$234	$253	$22,925	$20,982
AA	17,335	15,706	703	659	18,038	16,365
A	7,514	7,186	287	289	7,801	7,475
BBB	7,095	6,857	603	578	7,698	7,435
Below investment grade	5,338	5,509	122	125	5,460	5,634
Non-rated	18	127	66	12	84	139
Total	$59,991	$56,114	$2,015	$1,916	$62,006	$58,030
Total
AAA	$35,248	$34,206	$273	$289	$35,521	$34,495
AA	51,003	46,767	1,492	1,469	52,495	48,236
A	52,252	52,804	558	533	52,810	53,337
BBB	71,286	70,030	1,768	1,621	73,054	71,651
Below investment grade	19,385	22,047	601	557	19,986	22,604
Non-rated	223	302	70	16	293	318
Total	$229,397	$226,156	$4,762	$4,485	$234,159	$230,641
Available-for-Sale Investments
The following table presents the fair value of our available-for-sale securities:

(in millions)	March 31, 2023	December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$5,755	$6,619
Obligations of states, municipalities and political subdivisions	11,648	12,099
Non-U.S. governments	13,432	13,485
Corporate debt	138,571	137,839
Mortgage-backed, asset-backed and collateralized:
RMBS	19,603	18,817
CMBS	14,874	14,193
CLO/ABS	25,514	23,104
Total mortgage-backed, asset-backed and collateralized	59,991	56,114
Total bonds available for sale*	$229,397	$226,156
*At March 31, 2023 and December 31, 2022, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $19.6 billion and $22.3 billion, respectively.

120	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Investments

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

(in millions)	March 31, 2023	December 31, 2022
Canada	$1,264	$1,312
Germany	978	856
Japan	855	812
France	646	636
Indonesia	523	514
United Kingdom	486	446
Australia	438	441
Chile	410	401
Mexico	392	379
Israel	383	368
Other	7,117	7,386
Total	$13,492	$13,551
The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	March 31, 2023					December 31, 2022 Total
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products	Total
Euro-Zone countries:
Germany	$978	$229	$2,395	$—	$3,602	$3,422
France	646	1,360	1,039	—	3,045	2,919
Netherlands	186	884	978	41	2,089	2,060
Belgium	46	292	936	40	1,314	1,256
Ireland	9	12	365	772	1,158	1,167
Spain	5	264	393	—	662	684
Luxembourg	17	309	289	—	615	1,025
Italy	18	70	449	—	537	491
Denmark	204	78	137	—	419	374
Romania	88	—	—	—	88	83
Other Euro-Zone	179	32	60	—	271	290
Total Euro-Zone	$2,376	$3,530	$7,041	$853	$13,800	$13,771
Remainder of Europe:
United Kingdom	$486	$4,012	$7,980	$806	$13,284	$12,492
Switzerland	24	643	737	—	1,404	1,449
Norway	276	98	217	—	591	607
Sweden	177	188	109	—	474	433
Jersey (Channel Islands)	3	149	5	130	287	310
Russian Federation	2	1	32	—	35	34
Other - Remainder of Europe	43	14	61	—	118	160
Total - Remainder of Europe	$1,011	$5,105	$9,141	$936	$16,193	$15,485
Total	$3,387	$8,635	$16,182	$1,789	$29,993	$29,256

AIG | First Quarter 2023 Form 10-Q	121

ITEM 2 | Investments

Investments in Municipal Bonds
At March 31, 2023, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 97 percent of the portfolio rated A or higher.
The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	March 31, 2023
(in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value	December 31, 2022 Total Fair Value
California	$566	$464	$1,614	$2,644	$2,599
New York	42	197	1,870	2,109	2,207
Texas	16	377	604	997	1,168
Illinois	78	67	655	800	832
Massachusetts	242	21	298	561	597
Pennsylvania	58	2	316	376	391
Ohio	8	—	367	375	334
Georgia	91	58	204	353	354
Florida	5	—	286	291	337
New Jersey	13	2	272	287	308
Washington	90	6	175	271	279
Virginia	9	—	229	238	277
Missouri	—	—	192	192	193
All other states(a)	339	187	1,628	2,154	2,223
Total(b)(c)	$1,557	$1,381	$8,710	$11,648	$12,099
(a)We did not have material credit exposure to the government of Puerto Rico.
(b)Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.
(c)Includes $266 million of pre-refunded municipal bonds.
Investments in Corporate Debt Securities
The following table presents the fair value of our available for sale corporate debt securities by industry categories:

Industry Category
(in millions)	March 31, 2023	December 31, 2022
Financial institutions:
Money center/Global bank groups	$8,253	$8,234
Regional banks – other	392	418
Life insurance	2,445	2,207
Securities firms and other finance companies	427	354
Insurance non-life	5,133	5,067
Regional banks – North America	5,720	5,832
Other financial institutions	17,008	16,491
Utilities	19,723	18,863
Communications	8,738	8,676
Consumer noncyclical	17,897	17,973
Capital goods	6,584	6,745
Energy	10,393	10,357
Consumer cyclical	9,993	10,963
Basic materials	4,817	4,715
Other	21,048	20,944
Total*	$138,571	$137,839
*At March 31, 2023 and December 31, 2022, approximately 91 percent and 89 percent, respectively, of these investments were rated investment grade.

122	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Investments

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, was 4.5 percent and 4.6 percent, at March 31, 2023 and December 31, 2022, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.
Investments in RMBS
The following table presents the fair value of AIG’s RMBS available for sale securities:

(in millions)	March 31, 2023	December 31, 2022
Agency RMBS	$8,135	$8,126
Alt-A RMBS	4,409	4,400
Subprime RMBS	1,761	1,819
Prime non-agency	2,281	2,064
Other housing related	3,017	2,408
Total RMBS(a)(b)	$19,603	$18,817
(a)Includes approximately $4.3 billion and $4.4 billion at March 31, 2023 and December 31, 2022, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional information on Purchased Credit Deteriorated Securities, see Note 5 to the Condensed Consolidated Financial Statements.
(b)The weighted average expected life was six years at March 31, 2023 and seven years at December 31, 2022.
Our investments guidelines for investing in RMBS, other asset-backed securities (ABS) and CLOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.
Investments in CMBS
The following table presents the fair value of our CMBS available for sale securities:

(in millions)	March 31, 2023	December 31, 2022
CMBS (traditional)	$12,962	$12,401
Agency	1,338	1,219
Other	574	573
Total	$14,874	$14,193
The fair value of CMBS holdings remained stable during the three months ended March 31, 2023. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.
Investments in ABS/CLOs
The following table presents the fair value of our ABS/CLOs available for sale securities by collateral type:

(in millions)	March 31, 2023	December 31, 2022
Collateral Type:
ABS	$13,484	$12,168
Bank loans	11,904	10,818
Other	126	118
Total	$25,514	$23,104

AIG | First Quarter 2023 Form 10-Q	123

ITEM 2 | Investments

Unrealized Losses of Fixed Maturity Securities
The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

March 31, 2023	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)
Investment grade bonds
0-6 months	$79,522	$5,844	12,974	$28,191	$8,105	2,429	$447	$241	32	$108,160	$14,190	15,435
7-11 months	42,866	3,681	8,512	6,704	1,796	1,042	—	—	—	49,570	5,477	9,554
12 months or more	32,362	3,245	3,473	10,654	2,938	696	27	15	3	43,043	6,198	4,172
Total	$154,750	$12,770	24,959	$45,549	$12,839	4,167	$474	$256	35	$200,773	$25,865	29,161
Below investment grade bonds
0-6 months	$6,151	$354	2,256	$578	$170	215	$131	$117	28	$6,860	$641	2,499
7-11 months	3,578	247	1,515	570	171	192	25	16	12	4,173	434	1,719
12 months or more	4,691	304	1,314	434	118	62	14	10	18	5,139	432	1,394
Total	$14,420	$905	5,085	$1,582	$459	469	$170	$143	58	$16,172	$1,507	5,612
Total bonds
0-6 months	$85,673	$6,198	15,230	$28,769	$8,275	2,644	$578	$358	60	$115,020	$14,831	17,934
7-11 months	46,444	3,928	10,027	7,274	1,967	1,234	25	16	12	53,743	5,911	11,273
12 months or more	37,053	3,549	4,787	11,088	3,056	758	41	25	21	48,182	6,630	5,566
Total(e)	$169,170	$13,675	30,044	$47,131	$13,298	4,636	$644	$399	93	$216,945	$27,372	34,773
(a)Represents the number of consecutive months that fair value has been less than cost by any amount.
(b)Represents the percentage by which fair value is less than cost.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
The allowance for credit losses was $10 million for investment grade bonds and $126 million for below investment grade bonds as of March 31, 2023.
Commercial Mortgage Loans
At March 31, 2023, we had direct commercial mortgage loan exposure of $37.8 billion.
The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
March 31, 2023
State:
New York	80	$1,544	$4,457	$483	$443	$104	$—	$7,031	19%
California	59	845	1,096	164	1,253	653	13	4,024	11
New Jersey	64	2,122	162	440	517	11	32	3,284	9
Texas	47	906	998	152	183	143	—	2,382	6
Massachusetts	18	655	509	527	23	—	—	1,714	5
Florida	59	511	120	359	199	448	—	1,637	4
Illinois	22	591	623	3	45	—	19	1,281	3
Ohio	23	144	10	166	543	—	—	863	2
Pennsylvania	19	143	133	254	221	24	—	775	2
Colorado	14	280	95	93	—	155	—	623	2
Other states	131	2,494	510	733	1,005	138	25	4,905	13
Foreign	91	4,733	1,406	757	1,630	406	328	9,260	24
Total*	627	$14,968	$10,119	$4,131	$6,062	$2,082	$417	$37,779	100%

124	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Investments

December 31, 2022
State:
New York	81	$1,571	$4,502	$490	$404	$104	$—	$7,071	19%
California	59	847	1,068	170	1,316	656	13	4,070	11
New Jersey	65	2,154	163	439	497	11	32	3,296	9
Texas	47	857	998	153	184	143	—	2,335	6
Massachusetts	16	576	443	521	23	—	—	1,563	4
Florida	57	491	119	362	199	391	—	1,562	4
Illinois	22	584	623	3	46	—	21	1,277	4
Ohio	23	145	10	168	544	—	—	867	2
Pennsylvania	18	75	133	255	223	23	—	709	2
Washington, D.C.	9	483	116	—	—	17	—	616	2
Other states	139	2,239	494	842	961	278	19	4,833	13
Foreign	93	4,575	1,606	413	1,609	404	322	8,929	24
Total*	629	$14,597	$10,275	$3,816	$6,006	$2,027	$407	$37,128	100%
*Does not reflect allowance for credit losses.
For additional information on commercial mortgage loans, see Note 6 to the Consolidated Financial Statements in the 2022 Annual Report.
Net Realized Gains and Losses
The following table presents the components of Net realized gains (losses):

Three Months Ended March 31,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(387)	$(65)	$(452)	$(107)	$(32)	$(139)
Change in allowance for credit losses on fixed maturity securities	(16)	—	(16)	(53)	(40)	(93)
Change in allowance for credit losses on loans	(42)	(21)	(63)	(19)	(8)	(27)
Foreign exchange transactions	114	16	130	(13)	(9)	(22)
Index-linked interest credited embedded derivatives, net of related hedges	(178)	—	(178)	203	—	203
All other derivatives and hedge accounting*	(217)	38	(179)	400	(56)	344
Sales of alternative investments and real estate investments	4	1	5	16	1	17
Other	9	—	9	(26)	4	(22)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(713)	(31)	(744)	401	(140)	261
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(1,165)	(1,165)	—	3,318	3,318
Net realized gains (losses)	$(713)	$(1,196)	$(1,909)	$401	$3,178	$3,579
Net realized capital losses excluding Fortitude Re funds withheld assets in the three-month period ended March 31, 2023 compared to Net realized capital gains in the same period in the prior year were due primarily to losses on Investment sales and derivative hedges versus gains on derivative hedges partially offset by sale of securities in the prior year.
Index-linked interest credited embedded derivatives, net of related hedges, reflected losses in the three-month period ended March 31, 2023 compared to gains in the same period in the prior year. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of index-linked interest credited embedded derivatives, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.
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

AIG | First Quarter 2023 Form 10-Q	125

ITEM 2 | Investments

additional information on the impact of the funds withheld arrangements with Fortitude Re, see Note 7 to the Condensed Consolidated Financial Statements.
For additional information on market risk management related to these product features, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Fixed Index Annuity and Index Universal Life Risk Management and Hedging Programs in the 2022 Annual Report. For additional information on the economic hedging target and the impact to pre-tax income of this program, see Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefits – Variable Annuity Guaranteed Benefits and Hedging Results in this MD&A.
For additional information on our investment portfolio, see Note 5 to the Condensed Consolidated Financial Statements.
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments in the three-month period ended March 31, 2023 was primarily attributable to an increase in the fair value of fixed maturity securities. For the three-month period ended March 31, 2023, net unrealized gains related to fixed maturity securities were $5.0 billion primarily due to lower interest rates.
The change in net unrealized gains and losses on investments in the three-month period ended March 31, 2022 was primarily attributable to decrease in the fair value of fixed maturity securities. For the three-month period ended March 31, 2022, net unrealized losses related to fixed maturity securities were $20.2 billion due primarily to a significant increase in interest rates and widening of credit spreads.
For additional information on our investment portfolio, see Note 5 to the Condensed Consolidated Financial Statements.

Insurance Reserves
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (LOSS RESERVES)
The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

	March 31, 2023			December 31, 2022
(in millions)	Net liability for unpaid losses and loss adjustment expenses	Reinsurance recoverable on unpaid losses and loss adjustment expenses	Gross liability for unpaid losses and loss adjustment expenses	Net liability for unpaid losses and loss adjustment expenses	Reinsurance recoverable on unpaid losses and loss adjustment expenses	Gross liability for unpaid losses and loss adjustment expenses
General Insurance:
U.S. Workers' Compensation (net of discount)	$2,728	$4,342	$7,070	$2,684	$4,319	$7,003
U.S. Excess Casualty	3,525	3,568	7,093	3,638	3,701	7,339
U.S. Other Casualty	4,066	3,847	7,913	3,858	3,872	7,730
U.S. Financial Lines	5,984	1,760	7,744	5,899	1,773	7,672
U.S. Property and Special Risks	6,804	3,174	9,978	6,815	3,295	10,110
U.S. Personal Insurance	801	2,095	2,896	794	2,052	2,846
UK/Europe Casualty and Financial Lines	7,033	1,718	8,751	6,984	1,538	8,522
UK/Europe Property and Special Risks	2,717	1,600	4,317	2,717	1,464	4,181
UK/Europe and Japan Personal Insurance	1,653	633	2,286	1,628	592	2,220
Other product lines(b)	6,157	4,994	11,151	5,999	4,834	10,833
Unallocated loss adjustment expenses(b)	1,308	914	2,222	1,418	927	2,345
Total General Insurance	42,776	28,645	71,421	42,434	28,367	70,801
Other Operations Run-Off:
U.S. run-off long tail insurance lines (net of discount)	263	3,408	3,671	239	3,427	3,666
Other run-off product lines	244	62	306	245	59	304
Blackboard U.S. Holdings, Inc.	122	137	259	134	135	269
Unallocated loss adjustment expenses	22	114	136	13	114	127
Total Other Operations Run-Off	651	3,721	4,372	631	3,735	4,366
Total	$43,427	$32,366	$75,793	$43,065	$32,102	$75,167
(a)Includes net loss reserve discount of $1.3 billion at both March 31, 2023 and December 31, 2022. For information regarding loss reserve discount, see Note 11 to the Condensed Consolidated Financial Statements.
(b)Other product lines and Unallocated loss adjustment expenses includes Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense for the Fortitude Re reinsurance of $2.9 billion at both March 31, 2023 and December 31, 2022.

126	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Insurance Reserves

Prior Year Development
The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

Three Months Ended March 31,
(in millions)	2023	2022
General Insurance:
North America	$(82)	$(73)
International	14	(20)
Total General Insurance*	$(68)	$(93)
Other Operations Run-Off	—	—
Total prior year (favorable) unfavorable development	$(68)	$(93)
*Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $41 million and $42 million for the three-month periods ended March 31, 2023 and 2022, respectively. Consistent with our definition of APTI, the amount excludes changes in amortization of the deferred gain of $19 million and $0 million for the three-month periods ended March 31, 2023 and 2022, respectively.
Net Loss Development
In the three-month period ended March 31, 2023, we recognized favorable prior year loss reserve development of $68 million. The key components of this development were:
North America
•Favorable development in U.S. Workers' Compensation reflecting continued favorable loss experience.
•Amortization benefit related to the deferred gain on the adverse development cover.
•Unfavorable development driven by U.S. Property and Special Risks driven by prior year catastrophes.
International
•Unfavorable development on prior year catastrophes.
In the three-month period ended March 31, 2022, we recognized favorable prior year loss reserve development of $93 million. The key components of this development were:
North America
•Favorable development on U.S. Workers Compensation and short tail lines.
•Amortization benefit related to the deferred gain on the adverse development cover.
International
•Favorable development in Japan personal lines.

AIG | First Quarter 2023 Form 10-Q	127

ITEM 2 | Insurance Reserves

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Three Months Ended March 31, 2023
(in millions)	Total	2022	2021 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(36)	$—	$(36)
U.S. Excess Casualty	(10)	—	(10)
U.S. Other Casualty	(27)	(25)	(2)
U.S. Financial Lines	(7)	—	(7)
U.S. Property and Special Risks	18	70	(52)
U.S. Personal Insurance	(3)	12	(15)
Other Product Lines	(17)	(29)	12
Total General Insurance North America	$(82)	$28	$(110)
General Insurance International:
UK/Europe Casualty and Financial Lines	$(1)	$4	$(5)
UK/Europe Property and Special Risks	11	47	(36)
UK/Europe and Japan Personal Insurance	(6)	(2)	(4)
Other product lines	10	1	9
Total General Insurance International	$14	$50	$(36)
Other Operations Run-Off	—	—	—
Total Prior Year (Favorable) Unfavorable Development	$(68)	$78	$(146)

Three Months Ended March 31, 2022
(in millions)	Total	2021	2020 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(57)	$(1)	$(56)
U.S. Excess Casualty	(10)	—	(10)
U.S. Other Casualty	(10)	1	(11)
U.S. Financial Lines	(7)	—	(7)
U.S. Property and Special Risks	29	(45)	74
U.S. Personal Insurance	(14)	(3)	(11)
Other Product Lines	(4)	(17)	13
Total General Insurance North America	$(73)	$(65)	$(8)
General Insurance International:
UK/Europe Casualty and Financial Lines	$5	$(2)	$7
UK/Europe Property and Special Risks	(12)	(20)	8
UK/Europe and Japan Personal Insurance	(14)	(14)	—
Other product lines	1	10	(9)
Total General Insurance International	$(20)	$(26)	$6
Other Operations Run-Off	—	—	—
Total Prior Year (Favorable) Unfavorable Development	$(93)	$(91)	$(2)
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

128	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Insurance Reserves

For a description of AIG’s catastrophe reinsurance protection for 2022, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – General Insurance Companies’ Key Risks – Natural Catastrophe Risk in the 2022 Annual Report.
The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement, the effect of discounting of loss reserves and amortization of the deferred gain.

(in millions)	March 31, 2023	December 31, 2022
Gross Covered Losses
Covered reserves before discount	$11,974	$12,537
Inception to date losses paid	29,230	28,667
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$16,204	$16,204
Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$12,963	$12,963
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	2,775	2,775
Discount on ceded losses(a)	(1,184)	(1,254)
Pre-tax deferred gain before amortization	1,591	1,521
Inception to date amortization of deferred gain at inception	(1,305)	(1,264)
Inception to date amortization attributed to changes in deferred gain(b)	(64)	(52)
Deferred gain liability reflected in AIG's balance sheet	$222	$205
(a)The accretion of discount and a reduction in effective interest rates is offset by changes in estimates of the amount and timing of future recoveries.
(b)Excluded from APTI.
The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

Three Months Ended March 31,
(in millions)	2023	2022
Balance at beginning of year, net of discount	$205	$869
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	—	—
Amortization attributed to deferred gain at inception(b)	(41)	(42)
Amortization attributed to changes in deferred gain(c)	(12)	4
Changes in discount on ceded loss reserves	70	39
Balance at end of period, net of discount	$222	$870
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
Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our run-off operations. Those reinsurance transactions were designed to consolidate most of our insurance run-off lines into a single legal entity. As of March 31, 2023, approximately $28.0 billion of reserves from our Life and Retirement Run-Off Lines and approximately $3.2 billion of reserves from our General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.

AIG | First Quarter 2023 Form 10-Q	129

ITEM 2 | Insurance Reserves

LIFE AND ANNUITY FUTURE POLICY BENEFITS, POLICYHOLDER CONTRACT DEPOSITS AND MARKET RISK BENEFITS
The following section provides discussion of life and annuity future policy benefits, policyholder contract deposits and market risk benefits.
Variable Annuity Guaranteed Benefits and Hedging Results
Our Individual Retirement and Group Retirement businesses offer variable annuity products with GMWB riders that provide guaranteed living benefit features. The liabilities are accounted for as market risk benefits and measured at fair value. The fair value of the market risk benefits may fluctuate significantly based on market interest rates, equity prices, credit spreads, market volatility, policyholder behavior and other factors.
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
For additional information on market risk management related to these product features, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Fixed Index Annuity and Index Universal Life Risk Management and Hedging Programs in the 2022 Annual Report.
Differences in Valuation of MRBs and Economic Hedge Target
The variable annuity hedging program utilizes an economic hedge target, which represents an estimate of the underlying economic risks in our GMWB riders. The economic hedge target differs from the GAAP valuation of the GMWB MRBs, creating volatility in our net income (loss) primarily due to the following:
•The economic hedge target includes 100 percent of rider fees in present value calculations; the GAAP valuation reflects only those fees attributed to the MRBs such that the initial value at contract issue equals zero;
•The economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for GAAP valuation, such as margins for policyholder behavior, mortality, and volatility; and
•The economic hedge target excludes our own credit risk changes (non-performance adjustments) used in the GAAP valuation, which are recognized in Other comprehensive income. The GAAP valuation has different sensitivities to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target.
For additional information on our valuation methodology for MRBs, see Note 4 to the Condensed Consolidated Financial Statements.
The market value of the hedge portfolio compared to the economic hedge target at any point in time may be different and is not expected to be fully offsetting. In addition to the derivatives held in conjunction with the variable annuity hedging program, the Life and Retirement companies generally have cash and invested assets available to cover future claims payable under these guarantees. The primary sources of difference between the change in the fair value of the hedging portfolio and the economic hedge target include:
•basis risk due to the variance between expected and actual fund returns, which may be either positive or negative;
•realized volatility versus implied volatility;
•actual versus expected changes in the hedge target driven by assumptions not subject to hedging, particularly policyholder behavior; and
•risk exposures that we have elected not to explicitly or fully hedge.
The following table presents a reconciliation between the fair value of the GAAP MRBs and the value of our economic hedge target:

(in millions)	March 31, 2023	December 31, 2022
Reconciliation of market risk benefits and economic hedge target:
Market risk benefits liability, net	$1,640	$1,657
Exclude non-performance risk adjustment	(378)	(479)
Market Risk Benefits liability, excluding NPA	1,262	1,178
Adjustments for risk margins and differences in valuation	18	(281)
Economic hedge target liability	$1,280	$897

130	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Insurance Reserves

Impact on Pre-tax Income (Loss)
The impact on our pre-tax income (loss) of variable annuity guaranteed living benefits and related hedging results includes changes in the fair value of MRBs, and changes in the fair value of related derivative hedging instruments, and along with attributed rider fees and net of benefits associated with MRBs are together recognized in Change in the fair value of MRBs, net, with the exception of our own credit risk changes, which are recognized in Other comprehensive income. Changes in the fair value of MRBs are excluded from adjusted pre-tax income of Individual Retirement and Group Retirement.
The change in the fair value of the MRBs and the change in the value of the hedging portfolio are not expected to be fully offsetting, primarily due to the differences in valuation between the economic hedge target, the GAAP MRBs and the fair value of the hedging portfolio, as discussed above. When corporate credit spreads widen, the change in the NPA spread generally reduces the fair value of the MRBs liabilities, resulting in a gain in AOCI, and when corporate credit spreads narrow or tighten, the change in the NPA spread generally increases the fair value of the MRBs liabilities, resulting in a loss in AOCI. In addition to changes driven by credit market-related movements in the NPA spread, the NPA balance also reflects changes in business activity and in the net amount at risk from the underlying guaranteed living benefits.
The following table presents the impact on pre-tax income (loss) and other comprehensive income (loss) of Variable Annuity MRBs and Hedging:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(in millions)	MRB Liability*	Hedge Assets	Net	MRB Liability*	Hedge Assets	Net
Issuances	$(3)	$—	$(3)	$—	$—	$—
Interest accrual and effects of time	(15)	(55)	(70)	(18)	(63)	(81)
Attributed fees	(251)	—	(251)	(216)	—	(216)
Expected claims	26	—	26	13	—	13
Effect of changes in interest rates	(367)	346	(21)	1,121	(1,012)	109
Effect of changes in interest rate volatility	81	(60)	21	(189)	81	(108)
Effect of changes in equity markets	421	(262)	159	(402)	348	(54)
Effect of changes in equity index volatility	(12)	(7)	(19)	1	(4)	(3)
Actual outcome different from model expected outcome	(61)	—	(61)	(132)	—	(132)
Effect of changes in future expected policyholder behavior	—	—	—	—	—	—
Effect of changes in other future expected assumptions	96	—	96	—	—	—
Foreign exchange Impact	—	—	—	3	—	3
Total impact on balance before other and changes in our own credit risk	(85)	(38)	(123)	181	(650)	(469)
Other	—	(20)	(20)	—	39	39
Effect of changes in our own credit risk	(378)	2	(376)	727	(56)	671
Total income (loss) impact on market risk benefits	(463)	(56)	(519)	908	(667)	241
Less: Impact on OCI	(378)	56	(322)	727	(215)	512
Add: Fees net of claims and ceded premiums and benefits	224	—	224	184	—	184
Net impact on pre-tax income (loss)	$139	$(112)	$27	$365	$(452)	$(87)
*MRB Liability is partially offset by MRB Assets.
Three Months Ended March 31, 2023
•Net impact on pre-tax income of $27 million was primarily driven by increases in equity markets and the impact of the LIBOR to Secured Overnight Financing Rate (SOFR) transition.
•The hedge program is designed to offset moves in the GMWB economic liability and therefore has a lower sensitivity to equity market changes than the MRBs.
•With the transition of risk free rates to the SOFR curve our discounting of fees has been reduced, resulting in a one-time favorable impact to the MRB liability.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended March 31, 2023, we had a net mark-to-market loss of approximately $208 million from our hedging activities related to our economic hedge target primarily driven by tightening credit spreads, and lower equity volatility.

AIG | First Quarter 2023 Form 10-Q	131

ITEM 2 | Insurance Reserves

Three Months Ended March 31, 2022
•Net impact on pre-tax loss of $87 million was mostly driven by fund basis changes that impacted our actual to expected model out comes, lower equity markets and term structure moves in the interest rate volatility market, partially offset by increases in interest rates.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended March 31, 2022, we had a net mark-to-market gain of approximately $128 million from our hedging activities related to our economic hedge target primarily driven by higher interest rates and widening spreads, offset by lower equity markets.
Change in Economic Hedge Target
The increase in the economic hedge target liability in the three-month period ended March 31, 2023 was primarily driven by lower interest rates and tightening credit spreads, offset by higher equity markets. The decrease in the economic hedge target liability in the three-month period ended March 31, 2022 was primarily driven higher interest rates and widening credit spreads.

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
For information regarding our liquidity risk framework, see Part II, Item 7. MD&A – Enterprise Risk Management – Risk Appetite, Limits, Identification and Measurement and Part II, Item 7. MD&A – Enterprise Risk Management – Liquidity Risk Management in the 2022 Annual Report.
We believe that we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations to policyholders, customers, creditors and debt-holders, including those arising from reasonably foreseeable contingencies or events. Nevertheless, some circumstances may cause our cash or capital needs to exceed projected liquidity or readily deployable capital resources.
For information regarding risks associated with our liquidity and capital resources, see Part I, Item 1A. – Risk Factors – Liquidity, Capital and Credit in the 2022 Annual Report.
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

132	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

SOURCES
Liquidity to AIG Parent from Subsidiaries
During the three-month period ended March 31, 2023, our General Insurance companies distributed dividends of $725 million to AIG Parent or applicable intermediate holding companies.
During the three-month period ended March 31, 2023, Corebridge distributed $115 million of dividends to AIG Parent in its capacity as a public company shareholder of Corebridge after its IPO.
Debt Issuance
In March 2023, we issued $750 million aggregate principal amount of 5.125% Notes Due 2033.

USES
General Borrowings
We made interest payments on our general borrowings totaling $80 million during the three-month period ended March 31, 2023.
Dividends
During the three-month period ended March 31, 2023:
•We made a cash dividend payment of $365.625 per share on AIG’s Series A Preferred Stock totaling $7 million.
•We made a cash dividend payment of $0.32 per share on AIG Common Stock totaling $234 million.
•Corebridge made a cash dividend payment of $34 million in the aggregate to its public company shareholders other than AIG.
Repurchases of Common Stock(a)
During the three-month period ended March 31, 2023, AIG Parent repurchased approximately 11 million shares of AIG Common Stock, for an aggregate purchase price of approximately $0.6 billion.

(a)Pursuant to a Securities Exchange Act of 1934 (the Exchange Act) Rule 10b5-1 repurchase plan, from April 1, 2023 to April 28, 2023, we repurchased approximately 4 million shares of AIG Common Stock for an aggregate purchase price of approximately $200 million.
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
Interest payments totaled $165 million and $243 million in the three-month periods ended March 31, 2023 and 2022, respectively. Excluding interest payments, AIG had operating cash inflows of $662 million in the three-month period ended March 31, 2023 compared to operating cash inflows of $282 million in the prior year period.
Investing Cash Flow Activities
Net cash used in investing activities in the three-month period ended March 31, 2023 was $1.5 billion compared to net cash provided by investing activities of $853 million in the prior year period.
Financing Cash Flow Activities
Net cash provided by financing activities in the three-month period ended March 31, 2023 totaled $817 million, reflecting:
•$234 million to pay a dividend of $0.32 per share per quarter on AIG Common Stock;
•$7 million to pay a dividend of $365.625 per share per quarter on AIG’s Series A Preferred Stock;
•$34 million paid by Corebridge in the form of a cash dividend to shareholders other than AIG;
•$577 million to repurchase approximately 11 million shares of AIG Common Stock;
•$742 million in net inflows from the issuance and repayment of long-term debt; and
•$91 million in net outflows from the issuance and repayment of debt of consolidated investment entities.

AIG | First Quarter 2023 Form 10-Q	133

ITEM 2 | Liquidity and Capital Resources

Net cash used in financing activities in the three-month period ended March 31, 2022 totaled $577 million reflecting:
•$258 million to pay a dividend of $0.32 per share per quarter on AIG Common Stock;
•$7 million to pay a dividend of $365.625 per share per quarter on AIG’s Series A Preferred Stock;
•$29 million in the aggregate paid by Corebridge in the form of a cash dividend to Blackstone;
•$1.4 billion to repurchase approximately 23 million shares of AIG Common Stock;
•$4 million in net inflows from the issuance, repayment and cash tender of long-term debt; and
•$40 million in net outflows from the issuance and repayment of debt of consolidated investment entities.
LIQUIDITY AND CAPITAL RESOURCES OF AIG PARENT AND SUBSIDIARIES
AIG Parent
As of March 31, 2023 and December 31, 2022, respectively, AIG Parent and applicable intermediate holding companies had approximately $8.4 billion and $8.2 billion in liquidity sources held in the form of cash and short-term investments, which includes AIG Parent's committed, revolving syndicated credit facility of $4.5 billion. Following the initial public offering of Corebridge, Corebridge liquidity, including its loan facilities, is no longer reflected in AIG Parent's liquidity. As a public company shareholder of Corebridge, AIG receives its pro rata share of dividends paid by Corebridge on Corebridge common stock. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and dividends on AIG Common Stock and Series A Preferred Stock.
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
Certain of our U.S. Life and Retirement insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. Life and Retirement companies had $5.1 billion and $4.6 billion which were due to FHLBs in their respective districts at March 31, 2023 and December 31, 2022, respectively, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits. Proceeds from funding agreements are generally invested in fixed income securities and other investments intended to generate spread income.
Certain of our U.S. Life and Retirement companies have securities lending programs that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. As of March 31, 2023 and December 31, 2022 we had no loans outstanding under these programs.
AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by AIG Parent and/or certain subsidiaries in the event of a drawdown of these letters of credit. Letters of credit issued in support of the General Insurance companies totaled approximately $3.1 billion at March 31, 2023. Letters of credit issued in support of the Life and Retirement companies totaled approximately $207 million at March 31, 2023, which are subject to reimbursement by Corebridge with no recourse to AIG Parent.

134	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Following the initial public offering of Corebridge, AIG held 77.7 percent of Corebridge common stock, resulting in the tax deconsolidation of Corebridge from AIG. As such, as of September 15, 2022, AIG is no longer receiving tax sharing payments from Corebridge for tax liabilities of subsequent periods. With respect to historic tax periods and tax periods prior to the tax deconsolidation of Corebridge from AIG, the parties will make tax payments to each other pursuant to the Tax Matters Agreement entered into by Corebridge and AIG on September 14, 2022.
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
As of March 31, 2023, a total of $4.5 billion remained available under the Facility.
Corebridge maintains a committed, revolving syndicated credit facility (the Corebridge Facility) with aggregate commitments by the bank syndicate to provide Corebridge with unsecured revolving loans and/or standby letters of credit of up to $2.5 billion without any limits on the type of borrowings and with no recourse to AIG Parent. The Corebridge Facility is scheduled to expire in May 2027.
As of March 31, 2023, a total of $2.5 billion remained available under the Corebridge Facility.
Corebridge also maintains a 3-Year Delayed Draw Term Loan Agreement (the DDTL Facility) with aggregate commitments by the bank syndicate to provide Corebridge with delayed draw term loans of up to $1.5 billion, with no recourse to AIG Parent. On September 15, 2022, Corebridge borrowed $1.5 billion under the DDTL Facility. The DDTL Facility is scheduled to mature in February 2025.
As of March 31, 2023, a total of $1.5 billion of borrowings are outstanding under the DDTL Facility.
CONTRACTUAL OBLIGATIONS
As of March 31, 2023, there have been no material changes in our contractual obligations from December 31, 2022, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Contractual Obligations in the 2022 Annual Report.
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As of March 31, 2023, there have been no material changes in our off-balance sheet arrangements and commercial commitments from December 31, 2022, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Off-Balance Sheet Arrangements and Commercial Commitments in the 2022 Annual Report.

AIG | First Quarter 2023 Form 10-Q	135

ITEM 2 | Liquidity and Capital Resources

DEBT
AIG expects to service and repay general borrowings through maturing investments and dispositions of invested assets, future cash flows from operations, cash flows generated from invested assets, future debt or preferred stock issuances and other financing arrangements.
For additional information on GIAs and associated collateral posted, see Note 5 to the Condensed Consolidated Financial Statements.
The following table provides the rollforward of AIG’s total debt outstanding:

Three Months Ended March 31, 2023	Balance, Beginning of Year	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes		Balance, End of Period
(in millions)
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$10,242	$743	$—	$24	$6		$11,015
Junior subordinated debt	991	—	—	—	—		991
AIG Japan Holdings Kabushiki Kaisha	273	—	—	11	—		284
Validus notes and bonds payable	269	—	—	—	(1)		268
Total AIG general borrowings	11,775	743	—	35	5		12,558
AIG borrowings supported by assets:
AIG notes and bonds payable	81	—	—	—	—		81
Series AIGFP matched notes and bonds payable	18	—	—	—	—		18
Total AIG borrowings supported by assets	99	—	—	—	—		99
Total debt issued or guaranteed by AIG	11,874	743	—	35	5		12,657
Corebridge debt:
AIGLH notes and bonds payable(a)	200	—	—	—	—		200
AIGLH junior subordinated debt(a)	227	—	—	—	—		227
Corebridge senior unsecured notes - not guaranteed by AIG	6,452	—	—	—	3		6,455
Corebridge junior subordinated debt - not guaranteed by AIG	989	—	—	—	—		989
DDTL facility - not guaranteed by AIG	1,500	—	—	—	—		1,500
Total Corebridge debt	9,368	—	—	—	3		9,371
GIAs, at fair value - supported by Corebridge assets(b)	56	—	—	—	16		72
Other subsidiaries' notes, bonds, loans and mortgages payable - not guaranteed by AIG	1	—	(1)	—	—		—
Total Short-term and long-term debt	$21,299	$743	$(1)	$35	$24		$22,100
Debt of consolidated investment entities - not guaranteed by AIG(c)	$5,880	$36	$(127)	$26	$(1,871)	(d)	$3,944
(a)We have entered into a guarantee reimbursement agreement with Corebridge and AIG Life Holdings, Inc. (AIGLH) which provides that Corebridge and AIGLH will reimburse AIG for the full amount of any payment made by or on behalf of AIG pursuant to AIG’s guarantee of the AIGLH notes and junior subordinated debt. We have also entered into a collateral agreement with Corebridge and AIGLH which provides that in the event of: (i) a ratings downgrade of Corebridge or AIGLH long-term unsecured indebtedness below specified levels or (ii) the failure by AIGLH to pay principal and interest on the AIGLH debt when due, Corebridge and AIGLH must collateralize an amount equal to the sum of: (i) 100 percent of the principal amount outstanding, (ii) accrued and unpaid interest, and (iii) 100 percent of the net present value of scheduled interest payments. through the maturity dates of the AIGLH debt.
(b)Collateral posted to third parties was $63 million at both March 31, 2023 and December 31, 2022. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.
(c)At March 31, 2023, includes debt of consolidated investment entities primarily related to real estate investments of $1.5 billion and other securitization vehicles of $2.4 billion. At December 31, 2022, includes debt of consolidated investment entities related to real estate investments of $1.5 billion and other securitization vehicles of $4.4 billion.
(d)Primarily relates to the sale of AIG Credit Management, LLC where certain consolidated investment entities were deconsolidated.

136	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Debt Maturities
The following table summarizes maturing short-term and long-term debt at March 31, 2023 of AIG for the next four quarters:

	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
(in millions)	2023	2023	2023	2024	Total
AIG general borrowings	$570	$25	$—	$459	$1,054
AIG borrowings supported by assets	62	—	—	—	62
DDTL facility*	1,500	—	—	—	1,500
Total	$2,132	$25	$—	$459	$2,616

*Corebridge has the ability to further continue this borrowing through February 25, 2025.
The following table presents maturities of short-term and long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

March 31, 2023		Remainder	Year Ending
(in millions)	Total	of 2023	2024	2025	2026	2027	2028	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$11,015	$409	$459	$997	$783	$1,082	$339	$6,946
Junior subordinated debt	991	—	—	—	—	—	—	991
AIG Japan Holdings Kabushiki Kaisha	284	186	—	98	—	—	—	—
Validus notes and bonds payable	268	—	—	—	—	—	—	268
Total AIG general borrowings	12,558	595	459	1,095	783	1,082	339	8,205
AIG borrowings supported by assets:
AIG notes and bonds payable	81	62	—	12	7	—	—	—
Series AIGFP matched notes and bonds payable	18	—	—	—	—	—	—	18
Total AIG borrowings supported by assets	99	62	—	12	7	—	—	18
Total debt issued or guaranteed by AIG	12,657	657	459	1,107	790	1,082	339	8,223
Corebridge debt:
AIGLH notes and bonds payable	200	—	—	101	—	—	—	99
AIGLH junior subordinated debt	227	—	—	—	—	—	—	227
Corebridge senior unsecured notes	6,455	—	—	995	—	1,241	—	4,219
Corebridge junior subordinated debt	989	—	—	—	—	—	—	989
DDTL facility(a)	1,500	1,500	—	—	—	—	—	—
Total Corebridge debt	9,371	1,500	—	1,096	—	1,241	—	5,534
GIAs, at fair value - supported by Corebridge assets	72	—	—	—	—	—	—	72
Total(b)	$22,100	$2,157	$459	$2,203	$790	$2,323	$339	$13,829
(a)Corebridge has the ability to further continue this borrowing through February 25, 2025.
(b)Does not reflect $3.9 billion of notes issued by consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.

AIG | First Quarter 2023 Form 10-Q	137

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

	A.M. Best	S&P	Fitch	Moody’s
National Union Fire Insurance Company of Pittsburgh, Pa.	A	A+	A+	A2
Lexington Insurance Company	A	A+	A+	A2
American Home Assurance Company	A	A+	A+	A2
American General Life Insurance Company	A	A+	A+	A2
The Variable Annuity Life Insurance Company	A	A+	A+	A2
United States Life Insurance Company in the City of New York	A	A+	A+	A2
AIG Europe S.A.	NR	A+	NR	A2
American International Group UK Ltd.	A	A+	NR	A2
AIG General Insurance Co. Ltd.	NR	A+	NR	NR
Validus Reinsurance, Ltd.	A	A+	NR	NR
On February 27, 2023, Fitch Ratings upgraded the Insurer Financial Strength Ratings of AIG General Insurance subsidiaries to 'A+' from 'A'.
These financial strength ratings are current opinions of the rating agencies. They may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances.
For information regarding the effects of downgrades in our credit ratings and financial strength ratings, see Note 10 to the Condensed Consolidated Financial Statements and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit – “A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, results of operations, financial condition and liquidity” in the 2022 Annual Report.

138	AIG | First Quarter 2023 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

REGULATION AND SUPERVISION
For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources, see Part I, Item 1. Business – Regulation and Part I, Item 1A. Risk Factors – Regulation in the 2022 Annual Report, and – Executive Summary – Regulatory Environment in this MD&A.
DIVIDENDS
On May 4, 2023, our Board of Directors declared a cash dividend on AIG Common Stock of $0.36 per share, a 12.5 percent increase from prior quarterly dividends on AIG Common Stock, payable on June 30, 2023 to shareholders of record on June 16, 2023.
On May 4, 2023, our Board of Directors declared a cash dividend on AIG's Series A Preferred Stock of $365.625 per share, payable on June 15, 2023 to holders of record on May 31, 2023.
The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors. For further detail on our dividends, see Note 15 to the Condensed Consolidated Financial Statements.
REPURCHASES OF AIG COMMON STOCK
Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and as of April 28, 2023 $3.0 billion remained under the share repurchase authorization. During the three-month period ended March 31, 2023, AIG Parent repurchased approximately 11 million shares of AIG Common Stock for an aggregate purchase price of $0.6 billion. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from April 1, 2023 to April 28, 2023, we repurchased approximately 4 million shares of AIG Common Stock for an aggregate purchase price of approximately $200 million.
The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors, as discussed further in Note 15 to the Condensed Consolidated Financial Statements.
DIVIDEND RESTRICTIONS
Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities.
For information regarding restrictions on payments of dividends by our subsidiaries, see Note 18 to the Consolidated Financial Statements in the 2022 Annual Report.

AIG | First Quarter 2023 Form 10-Q	139

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
OVERVIEW
We consider risk management an integral part of our business strategy and a key element of our approach to corporate governance. We have an integrated process for managing risks throughout our organization in accordance with our firm-wide risk appetite. Our Board of Directors has oversight responsibility for the management of risk. Our Enterprise Risk Management (ERM) Department supervises and integrates the risk management functions in each of our business units, providing senior management with a consolidated view of AIG’s major risk positions. ERM embeds risk management in our key day-to-day business processes and in identifying, assessing, quantifying, monitoring, reporting, and mitigating the risks taken by AIG. Nevertheless, our risk management efforts may not always be successful and material adverse effects on our business, results of operations, cash flows, liquidity or financial condition may occur. For further information regarding the risks associated with our business and operations, see Part I, Item 1A. Risk Factors in the 2022 Annual Report.
AIG employs a Three Lines of Defense model. AIG’s business leaders assume full accountability for the risks and controls in their operating units, and ERM performs a review, challenge and oversight function. The third line consists of our Internal Audit Group that provides independent assurance to AIG’s Board of Directors.
For additional information on AIG’s risk management program, see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2022 Annual Report.
The scope and magnitude of our market risk exposures is managed under a robust framework that contains defined risk limits and minimum standards for managing market risk in a manner consistent with our risk appetite statement. A description of our market risk exposures may be found in Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2022 Annual Report. See Part I, Item 1A. Risk Factors in the 2022 Annual Report on how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

140	AIG | First Quarter 2023 Form 10-Q

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
Assets under administration include assets under management and Group Retirement mutual fund assets that we sell or administer.
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

AIG | First Quarter 2023 Form 10-Q	141

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
MRB Market risk benefit is an amount that a policyholder would receive in addition to the account balance upon the occurrence of a specific event or circumstance, such as death, annuitization, or periodic withdrawal that involves protection from capital market risk.
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
Prior year development See Loss reserve development.
RBC Risk-Based Capital A formula designed to measure the adequacy of an insurer’s statutory surplus compared to the risks inherent in its business.

142	AIG | First Quarter 2023 Form 10-Q

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
VOBA Value of Business Acquired Present value of future pre-tax profits from in-force policies of acquired businesses discounted at yields applicable at the time of purchase. VOBA is reported in DAC in the Condensed Consolidated Balance Sheets.

Acronyms

A&H	Accident and Health Insurance	GMDB	Guaranteed Minimum Death Benefits
ABS	Asset-Backed Securities	GMWB	Guaranteed Minimum Withdrawal Benefits
APTI	Adjusted pre-tax income	ISDA	International Swaps and Derivatives Association, Inc.
AUM	Assets Under Management	Moody's	Moody's Investors' Service Inc.
CDS	Credit Default Swap	MRBs	Market Risk Benefits
CLO	Collateralized loan Obligations	NAIC	National Association of Insurance Commissioners
CMBS	Commercial Mortgage-Backed Securities	NM	Not Meaningful
EGPs	Estimated Gross Profits	ORR	Obligor Risk Ratings
ERM	Enterprise Risk Management	RMBS	Residential Mortgage-Backed Securities
FASB	Financial Accounting Standards Board	S&P	Standard & Poor's Financial Services LLC
GAAP	Accounting Principles Generally Accepted in the	SEC	Securities and Exchange Commission
United States of America		URR	Unearned Revenue Reserve
GIA	Guaranteed Investment Agreements	VIE	Variable Interest Entity
GIC	Guaranteed Investment Contracts

AIG | First Quarter 2023 Form 10-Q	143

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk
Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.
ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by American International Group, Inc. (AIG) management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the first quarter of 2023, AIG adopted Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI), which resulted in a change to our recognition and measurement of long-duration contracts. In connection with the adoption of this standard, AIG changed processes, systems and controls related to certain of our long-duration contracts. Many of these controls are similar to those previously maintained under the historical GAAP framework but have been updated to reflect changes necessitated by the adoption of LDTI. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

144	AIG | First Quarter 2023 Form 10-Q

Part II – Other Information
ITEM 1 | Legal Proceedings
For a discussion of legal proceedings, see Note 14 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A | Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in the 2022 Annual Report.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended March 31, 2023:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1-31	—	$—	—	$3,794
February 1-28	2,756,691	60.46	2,756,691	3,628
March 1-31	8,405,903	51.93	8,405,903	3,191
Total	11,162,594	$54.04	11,162,594	$3,191
During the three-month period ended March 31, 2023, AIG Parent repurchased approximately 11 million shares of AIG common stock, par value $2.50 per share (AIG Common Stock) for an aggregate purchase price of $603 million.
As of March 31, 2023, approximately $3.2 billion remained under the authorization. From April 1, 2023 to April 28, 2023, we repurchased approximately 4 million shares of AIG Common Stock for an aggregate purchase price of approximately $200 million.
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

AIG | First Quarter 2023 Form 10-Q	145

ITEM 6 | Exhibits
Exhibit Index

Exhibit Number	Description	Location
4	(1) Forty-Second Supplemental Indenture, dated March 27, 2023, between AIG and The Bank of New York Mellon, as Trustee, relating to the Notes	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K, filed with the SEC on March 27, 2023 (File No. 1-8787).
	(2) Form of the Notes (included in Exhibit 4.1)	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K, filed with the SEC on March 27, 2023 (File No. 1-8787).
10	(1) Settlement Agreement and Release, dated January 29, 2023, by and between American International Group, Inc. and Mark Lyons*	Incorporated by Reference to Exhibit 99.1 to AIG’s Current Report on Form 8-K, filed with the SEC on January 30, 2023 (File No. 1-8787).
22	Guaranteed Securities	None.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2023 and 2022, (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022 and (vi) the Notes to the Condensed Consolidated Financial Statements
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

146	AIG | First Quarter 2023 Form 10-Q

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ SABRA PURTILL
Sabra Purtill
Executive Vice President and
Interim Chief Financial Officer
(Principal Financial Officer)

/S/ KATHLEEN CARBONE
Kathleen Carbone
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: May 5, 2023

AIG | First Quarter 2023 Form 10-Q	147