Form 10-Q
period 2023-06-30
AMERICAN INTERNATIONAL GROUP, INC.
filed 2023-08-02
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 26, 2023, there were 711,899,624 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

FORM 10-Q

AIG | Second Quarter 2023 Form 10-Q	1

Part I – Financial Information
Item 1. | Financial Statements

American International Group, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	June 30, 2023	December 31, 2022
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $125 in 2023 and $186 in 2022 (amortized cost: 2023 - $249,235; 2022 - $255,993)*	$222,530	$226,156
Other bond securities, at fair value (See Note 6)*	4,941	4,485
Equity securities, at fair value (See Note 6)*	660	575
Mortgage and other loans receivable, net of allowance for credit losses of $38,441 in 2023 and $38,351 in 2022*	51,605	49,605
Other invested assets (portion measured at fair value: 2023 - $12,105; 2022 - $12,042)*	16,067	15,953
Short-term investments, including restricted cash of $32 in 2023 and $140 in 2022 (portion measured at fair value: 2023 - $4,278; 2022 - $5,708)*	10,955	12,376
Total investments	306,758	309,150
Cash*	2,283	2,043
Accrued investment income*	2,506	2,376
Premiums and other receivables, net of allowance for credit losses and disputes of $160 in 2023 and $169 in 2022	12,428	13,243
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2023 and $0 in 2022	30,541	30,751
Reinsurance assets - other, net of allowance for credit losses and disputes of $271 in 2023 and $295 in 2022	39,618	38,971
Deferred income taxes	14,103	14,804
Deferred policy acquisition costs	12,702	12,857
Market risk benefit assets, at fair value	954	796
Other assets, net of allowance for credit losses of $49 in 2023 and $49 in 2022, including restricted cash of $37 in 2023 and $33 in 2022 (portion measured at fair value: 2023 - $521; 2022 - $621)*	12,832	12,384
Separate account assets, at fair value	89,718	84,853
Assets held for sale	12,695	—
Total assets	$537,138	$522,228
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2023 and $14 in 2022	$70,284	$75,167
Unearned premiums	19,152	18,338
Future policy benefits for life and accident and health insurance contracts	55,690	51,914
Policyholder contract deposits (portion measured at fair value: 2023 - $6,864; 2022 - $5,408)	159,572	155,984
Market risk benefit liabilities, at fair value	4,977	4,736
Other policyholder funds	3,430	3,463
Fortitude Re funds withheld payable (portion measured at fair value: 2023 - $(2,118); 2022 - $(2,235))	29,588	30,383
Other liabilities (portion measured at fair value: 2023 - $383; 2022 - $343)*	24,496	26,757
Short-term and long-term debt, of which $1,500 is short-term debt in 2023 and 2022 (portion measured at fair value: 2023 - $50; 2022 - $56)	21,352	21,299
Debt of consolidated investment entities*	2,793	5,880
Separate account liabilities	89,718	84,853
Liabilities held for sale	9,595	—
Total liabilities	490,647	478,774
Contingencies, commitments and guarantees (See Note 15)
AIG shareholders’ equity:
Series A non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares authorized; shares issued: 2023 - 20,000 and 2022 - 20,000; liquidation preference $500	485	485
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2023 - 1,906,671,492 and 2022 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2023 - 1,189,147,491 shares; 2022 - 1,172,543,436 shares of common stock	(57,408)	(56,473)
Additional paid-in capital	77,677	79,915
Retained earnings	35,916	34,893
Accumulated other comprehensive loss	(18,982)	(22,616)
Total AIG shareholders’ equity	42,454	40,970
Non-redeemable noncontrolling interests	4,037	2,484
Total equity	46,491	43,454
Total liabilities and equity	$537,138	$522,228
*See Note 10 for details of balances associated with variable interest entities.
See accompanying Notes to Condensed Consolidated Financial Statements.

2	AIG | Second Quarter 2023 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per common share data)	2023	2022	2023	2022
Revenues:
Premiums	$9,057	$7,512	$17,538	$14,632
Policy fees	694	728	1,392	1,458
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	3,280	2,416	6,367	5,362
Net investment income - Fortitude Re funds withheld assets	291	188	737	479
Total net investment income	3,571	2,604	7,104	5,841
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	(339)	(58)	(1,052)	343
Net realized losses on Fortitude Re funds withheld assets	(138)	(86)	(169)	(226)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	180	2,776	(985)	6,094
Total net realized gains (losses)	(297)	2,632	(2,206)	6,211
Other income	193	187	374	465
Total revenues	13,218	13,663	24,202	28,607
Benefits, losses and expenses:
Policyholder benefits and losses incurred (including remeasurement (gains) losses of $93 and $81 for the three months ended June 30, 2023 and 2022, respectively; $157 and $227 for the six months ended June 30, 2023 and 2022, respectively)	6,858	4,984	13,255	10,044
Change in the fair value of market risk benefits, net	(262)	(45)	(66)	(278)
Interest credited to policyholder account balances	1,062	911	2,102	1,790
Amortization of deferred policy acquisition costs	1,190	1,116	2,483	2,253
General operating and other expenses	2,268	2,206	4,248	4,370
Interest expense	278	266	585	529
Loss on extinguishment of debt	—	299	—	299
Net (gain) loss on divestitures and other	(43)	1	(41)	(39)
Total benefits, losses and expenses	11,351	9,738	22,566	18,968
Income (loss) from continuing operations before income tax expense (benefit)	1,867	3,925	1,636	9,639
Income tax expense (benefit)	176	845	32	1,999
Income (loss) from continuing operations	1,691	3,080	1,604	7,640
Loss from discontinued operations, net of income taxes	—	(1)	—	(1)
Net income (loss)	1,691	3,079	1,604	7,639
Less:
Net income (loss) from continuing operations attributable to noncontrolling interests	198	325	81	712
Net income (loss) attributable to AIG	1,493	2,754	1,523	6,927
Less: Dividends on preferred stock	8	8	15	15
Net income (loss) attributable to AIG common shareholders	$1,485	$2,746	$1,508	$6,912
Income per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$2.05	$3.47	$2.06	$8.60
Income from discontinued operations	$—	$—	$—	$—
Net income (loss) attributable to AIG common shareholders	$2.05	$3.47	$2.06	$8.60
Diluted:
Income (loss) from continuing operations	$2.03	$3.43	$2.05	$8.50
Income from discontinued operations	$—	$—	$—	$—
Net income (loss) attributable to AIG common shareholders	$2.03	$3.43	$2.05	$8.50
Weighted average shares outstanding:
Basic	725,754,549	790,897,301	732,175,533	803,532,447
Diluted	730,547,112	800,730,746	737,290,694	813,298,338
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Second Quarter 2023 Form 10-Q	3

American International Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Net income (loss)	$1,691	$3,079	$1,604	$7,639
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	84	36	90	(9)
Change in unrealized appreciation (depreciation) of all other investments	(1,998)	(14,782)	2,254	(30,923)
Change in fair value of market risk benefits attributable to changes in our own credit risk	(190)	582	(115)	1,364
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	373	1,870	(47)	4,160
Change in foreign currency translation adjustments	(59)	(335)	(87)	(341)
Change in retirement plan liabilities adjustment	52	16	80	25
Change in fair value of liabilities under fair value option attributable to changes in our own credit risk	—	(4)	—	(4)
Other comprehensive income (loss)	(1,738)	(12,617)	2,175	(25,728)
Comprehensive income (loss)	(47)	(9,538)	3,779	(18,089)
Comprehensive income (loss) attributable to noncontrolling interests	(60)	(673)	449	(1,298)
Comprehensive income (loss) attributable to AIG	$13	$(8,865)	$3,330	$(16,791)
See accompanying Notes to Condensed Consolidated Financial Statements.

4	AIG | Second Quarter 2023 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Equity (unaudited)

(in millions, except per share data)	Preferred Stock and Additional Paid-in Capital	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Three Months Ended June 30, 2023
Balance, beginning of period	$485	$4,766	$(56,857)	$79,562	$34,690	$(19,329)	$43,317	$2,989	$46,306
Common stock issued under stock plans	—	—	11	(4)	—	—	7	—	7
Purchase of common stock	—	—	(562)	—	—	—	(562)	—	(562)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	1,493	—	1,493	198	1,691
Dividends on preferred stock ($365.625 per share)	—	—	—	—	(8)	—	(8)	—	(8)
Dividends on common stock ($0.36 per share)	—	—	—	—	(260)	—	(260)	—	(260)
Other comprehensive loss	—	—	—	—	—	(1,480)	(1,480)	(258)	(1,738)
Net increase (decrease) due to divestitures and acquisitions	—	—	—	(1,913)	—	1,827	(86)	1,261	1,175
Contributions from noncontrolling interests	—	—	—	—	—	—	—	11	11
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(194)	(194)
Other	—	—	—	32	1	—	33	30	63
Balance, end of period	$485	$4,766	$(57,408)	$77,677	$35,916	$(18,982)	$42,454	$4,037	$46,491
Three Months Ended June 30, 2022
Balance, beginning of period	$485	$4,766	$(52,791)	$81,438	$29,587	$(7,028)	$56,457	$2,209	$58,666
Common stock issued under stock plans	—	—	10	(5)	—	—	5	—	5
Purchase of common stock	—	—	(1,699)	—	—	—	(1,699)	—	(1,699)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	2,754	—	2,754	325	3,079
Dividends on preferred stock ($365.625 per share)	—	—	—	—	(8)	—	(8)	—	(8)
Dividends on common stock ($0.32 per share)	—	—	—	—	(248)	—	(248)	—	(248)
Other comprehensive loss	—	—	—	—	—	(11,619)	(11,619)	(998)	(12,617)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(35)	(35)
Other	—	—	—	64	7	—	71	6	77
Balance, end of period	$485	$4,766	$(54,480)	$81,497	$32,092	$(18,647)	$45,713	$1,512	$47,225

AIG | Second Quarter 2023 Form 10-Q	5

American International Group, Inc.
Condensed Consolidated Statements of Equity (unaudited)(continued)

(in millions, except per share data)	Preferred Stock and Additional Paid-in Capital	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Six Months Ended June 30, 2023
Balance, beginning of the year	$485	$4,766	$(56,473)	$79,915	$34,893	$(22,616)	$40,970	$2,484	$43,454
Common stock issued under stock plans	—	—	230	(370)	—	—	(140)	—	(140)
Purchase of common stock	—	—	(1,165)	—	—	—	(1,165)	—	(1,165)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	1,523	—	1,523	81	1,604
Dividends on preferred stock ($731.25 per share)	—	—	—	—	(15)	—	(15)	—	(15)
Dividends on common stock ($0.68 per share)	—	—	—	—	(494)	—	(494)	—	(494)
Other comprehensive income	—	—	—	—	—	1,807	1,807	368	2,175
Net increase (decrease) due to divestitures and acquisitions	—	—	—	(1,913)	—	1,827	(86)	1,261	1,175
Contributions from noncontrolling interests	—	—	—	—	—	—	—	27	27
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(252)	(252)
Other	—	—	—	45	9	—	54	68	122
Balance, end of period	$485	$4,766	$(57,408)	$77,677	$35,916	$(18,982)	$42,454	$4,037	$46,491

Six Months Ended June 30, 2022
Balance, beginning of year*	$485	$4,766	$(51,618)	$81,669	$25,695	$5,071	$66,068	$2,966	$69,034
Common stock issued under stock plans	—	—	240	(325)	—	—	(85)	—	(85)
Purchase of common stock	—	—	(3,102)	—	—	—	(3,102)	—	(3,102)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	6,927	—	6,927	712	7,639
Dividends on preferred stock ($731.25 per share)	—	—	—	—	(15)	—	(15)	—	(15)
Dividends on common stock ($0.64 per share)	—	—	—	—	(506)	—	(506)	—	(506)
Other comprehensive loss	—	—	—	—	—	(23,718)	(23,718)	(2,010)	(25,728)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(167)	(167)
Other	—	—	—	153	(9)	—	144	6	150
Balance, end of period	$485	$4,766	$(54,480)	$81,497	$32,092	$(18,647)	$45,713	$1,512	$47,225
*Updated to reflect the adoption of long-duration targets improvements, see Note 2.
See accompanying Notes to Condensed Consolidated Financial Statements.

6	AIG | Second Quarter 2023 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2023	2022
Cash flows from operating activities:
Net income	$1,604	$7,639
Loss from discontinued operations	—	1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net losses on sales of securities available for sale and other assets	786	749
Net gain on divestitures and other	(41)	(39)
Loss on extinguishment of debt	—	299
Unrealized (gains) losses in earnings - net	531	(1,332)
Change in the fair value of market risk benefits in earnings, net	(363)	(541)
Equity in (income) loss from equity method investments, net of dividends or distributions	16	(180)
Depreciation and other amortization	2,274	2,190
Impairments of assets	12	1
Changes in operating assets and liabilities:
Insurance reserves	3,573	378
Premiums and other receivables and payables - net	(940)	(7,666)
Reinsurance assets, net	(2,234)	831
Capitalization of deferred policy acquisition costs	(3,024)	(2,577)
Current and deferred income taxes - net	(339)	1,733
Other, net	(744)	(888)
Total adjustments	(493)	(7,042)
Net cash provided by operating activities	1,111	598
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	16,480	14,660
Other securities	627	769
Other invested assets	970	1,565
Divestitures, net	35	—
Maturities of fixed maturity securities available for sale	8,439	10,416
Principal payments received on and sales of mortgage and other loans receivable	3,028	3,542
Purchases of:
Available for sale securities	(23,496)	(21,832)
Other securities	(960)	(2,143)
Other invested assets	(890)	(1,023)
Mortgage and other loans receivable	(4,946)	(7,592)
Net change in short-term investments	743	3,787
Other, net	(671)	385
Net cash provided by (used in) investing activities	(641)	2,534
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	15,920	12,491
Policyholder contract withdrawals	(12,801)	(9,467)
Issuance of long-term debt	742	6,476
Issuance of debt of consolidated investment entities	148	808
Repayments of long-term debt	(451)	(7,600)
Repayments of debt of consolidated investment entities	(286)	(941)
Purchase of common stock	(1,117)	(3,105)
Dividends paid on preferred stock	(15)	(15)
Dividends paid on common stock	(494)	(506)
Other, net	(1,761)	(900)
Net cash used in financing activities	(115)	(2,759)
Effect of exchange rate changes on cash and restricted cash	18	(72)
Net increase in cash and restricted cash	373	301
Cash and restricted cash at beginning of year	2,216	2,427
Cash and restricted cash of held for sale assets	(237)	—
Cash and restricted cash at end of period	$2,352	$2,728

AIG | Second Quarter 2023 Form 10-Q	7

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)(continued)
Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Six Months Ended June 30,
(in millions)	2023	2022
Cash	$2,283	$2,378
Restricted cash included in Short-term investments*	32	281
Restricted cash included in Other assets*	37	69
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$2,352	$2,728
Cash paid during the period for:
Interest	$636	$574
Taxes	$368	$265
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk transfer transactions	$2,818	$—
Fixed maturity securities received in connection with reinsurance transactions	$—	$2
Fixed maturity securities transferred in connection with reinsurance transactions	$(714)	$(212)
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$2,145	$1,762
Fee income debited to policyholder contract deposits included in financing activities	$(1,044)	$(844)
*Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to real estate.
See accompanying Notes to Condensed Consolidated Financial Statements.

8	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 1. Basis of Presentation

1. Basis of Presentation
American International Group, Inc. (AIG) is a leading global insurance organization. AIG member companies provide insurance solutions that help businesses and individuals in approximately 70 countries and jurisdictions protect their assets and manage risks. Unless the context indicates otherwise, the terms “AIG,” “we,” “us,” “our” or "the Company" mean American International Group, Inc. and its consolidated subsidiaries and the term “AIG Parent” means American International Group, Inc. and not any of its consolidated subsidiaries.
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
Prior to the fourth quarter ending December 31, 2022, certain of our foreign subsidiaries included in the Condensed Consolidated Financial Statements report on the basis of a fiscal year ending November 30. For these periods, the effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these Condensed Consolidated Financial Statements has been considered for adjustment and/or disclosure. Effective with the fourth quarter of the year ended December 31, 2022, these foreign subsidiaries now report on the basis of a calendar year ending December 31, and corresponding calendar quarters. For additional information on the change in fiscal year of these foreign subsidiaries, see Note 1 in our 2022 Annual Report. In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein. Operating results for the six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2023 and prior to the issuance of these Condensed Consolidated Financial Statements.
We adopted the Financial Accounting Standards Board's (FASB) targeted improvements to the accounting for long-duration contracts (the standard or LDTI) on January 1, 2023 with a transition date of January 1, 2021 (Transition Date). In accordance with the transition guidance in the standard, we updated our prior period Condensed Consolidated Financial Statements presented herein to reflect LDTI. For additional detail, see Note 2.
SALES/DISPOSALS OF ASSETS AND BUSINESSES
Validus Re
On May 22, 2023, AIG announced that it entered into a definitive agreement to sell Validus Reinsurance, Ltd. (Validus Re), including AlphaCat Managers Ltd. and the Talbot Treaty reinsurance business, to RenaissanceRe Holdings Ltd. (RenaissanceRe) for $2.7 billion in cash and approximately 1.3 million common shares of RenaissanceRe. The sale of Validus Re is expected to close in the fourth quarter of 2023, subject to regulatory approvals and other customary closing conditions. For further details on this transaction, see Note 4.
Crop Risk Services
On May 2, 2023, AIG announced that it reached an agreement to sell Crop Risk Services, Inc. (CRS) to American Financial Group, Inc. (AFG) for approximately $240 million. The transaction closed on July 3, 2023. For further details on this transaction, see Note 4.

AIG | Second Quarter 2023 Form 10-Q	9

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 1. Basis of Presentation

Separation of Life and Retirement Business and Relationship with Blackstone Inc.
AIG owns 65.3 percent of the outstanding common stock of Corebridge Financial, Inc. (Corebridge) as of June 30, 2023. Corebridge is the holding company for AIG’s Life and Retirement business. AIG continues to consolidate Corebridge in AIG’s Condensed Consolidated Financial Statements. The portion of equity interest of Corebridge that AIG does not own is reflected as noncontrolling interest in AIG’s Condensed Consolidated Financial Statements.
On June 12, 2023, AIG closed a secondary offering of common shares of Corebridge. AIG sold 74.75 million shares of common stock of Corebridge at a public offering price of $16.25 per share, which included 65 million shares initially offered and the full exercise by the underwriters of their option to purchase an additional 9.75 million shares. The aggregate gross proceeds of the offering to AIG, before deducting underwriting discounts and commissions and other expenses payable by AIG, were approximately $1.2 billion. After consideration of underwriting discounts, commissions and other related expenses payable by AIG, AIG recorded a decrease of $71 million in Total AIG shareholders' equity.
On June 26, 2023, Corebridge repurchased 12.2 million shares of Corebridge common stock for an aggregate purchase price of $200 million, of which 11.0 million shares were from AIG for an aggregate purchase price of $180 million. As a result, AIG recorded a decrease of $15 million in Total AIG shareholders' equity.
On September 19, 2022, AIG closed on the initial public offering (IPO) of 80 million shares of Corebridge common stock at a public offering price of $21.00 per share, representing 12.4 percent of Corebridge's common stock. The aggregate gross proceeds of the offering to AIG, before deducting underwriting discounts and commissions and other expenses payable by AIG, were approximately $1.7 billion. After consideration of underwriting discounts, commissions and other related expenses payable by AIG, AIG recorded an increase of $497 million in Total AIG shareholders' equity, recalculated on an LDTI basis.
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

10	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

2. Summary of Significant Accounting Policies
There were no material changes to our significant accounting policies with the exception of the policies listed below which were impacted by the adoption of LDTI. For additional information on our significant accounting policies not impacted by the adoption of LDTI, see Note 2 to the Consolidated Financial Statements in the 2022 Annual Report.
The following list identifies our significant accounting policies presented in other Notes to these Condensed Consolidated Financial Statements, with a reference to the Note where a detailed description can be found:
Note 6. Investments
•Net realized gains (losses)
Note 7. Lending Activities
Note 8. Reinsurance
•Reinsurance assets – net of allowance
Note 9. Deferred Policy Acquisition Costs
•Deferred policy acquisition costs
•Deferred sales inducements
•Amortization of deferred policy acquisition costs
Note 12. Insurance Liabilities
•Future policy benefits
•Policyholder contract deposits
•Other policyholder funds
Note 13. Market Risk Benefits
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
For limited payment contracts, premiums are due over a significantly shorter period than the period over which benefits are provided. Prior to the adoption of LDTI, effective on January 1, 2021, the difference between the gross premium received and the net premium was deferred and recognized in premiums in a constant relationship to insurance in-force, or for annuities, the amount of expected future policy benefits. This Deferred Profit Liability (DPL) was recorded in the Condensed Consolidated Balance Sheets in Other policyholder funds. After January 1, 2021, the difference between the gross premium received and recorded as revenue and the net premium is deferred and recognized in Policyholder benefits in a constant relationship to insurance in-force, or for annuities, the amount of expected future policy benefits. This DPL is recorded in the Condensed Consolidated Balance Sheets in Future policy benefits for life and accident and health insurance contracts.
Prior to the adoption of LDTI, effective on January 1, 2021, reinsurance premiums ceded under yearly renewable term (YRT) reinsurance agreements were recognized as a reduction in revenues over the period the reinsurance coverage was utilized in proportion to the risks to which the premiums relate, while premiums ceded under modified coinsurance (modco) treaties were recognized when due. Following the adoption of LDTI, after January 1, 2021 all reinsurance premiums ceded are recognized when due, following a ceded net premium ratio (NPR) methodology that also accrues a proportionate amount of estimated benefits.
Reinsurance premiums for assumed business are estimated based on information received from ceding companies and reinsurers. Any subsequent differences that arise regarding such estimates are recorded in the periods in which they are determined.
Amounts received as payment for investment-oriented contracts such as universal life, variable annuities, fixed annuities, and fixed index annuities, are reported as deposits to Policyholder contract deposits or Separate account liabilities, as applicable. Revenues from these contracts are recorded in policy fees and consist of policy charges for the cost of insurance, policy administration charges, surrender charges and amortization of unearned revenue reserves (URR). Policy fees are recognized as revenues in the period in which they are assessed against policyholders, unless the fees are designed to compensate AIG for services to be provided in the future. Prior to the adoption of LDTI, effective on January 1, 2021, fees deferred as unearned revenue were amortized in relation to the incidence of estimated gross profits (EGPs) to be realized over the estimated lives of the contracts. After January 1, 2021 fees deferred as unearned revenue are amortized on a constant level basis over the estimated lives of the contracts, consistent with the

AIG | Second Quarter 2023 Form 10-Q	11

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

amortization of deferred acquisition costs. This URR is recorded in the Condensed Consolidated Balance Sheets in Other policyholder funds.
ACCOUNTING STANDARDS ADOPTED DURING 2023
Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued an accounting standard update with the objective of making targeted improvements to the existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity.
The Company adopted the standard on January 1, 2023 using the modified retrospective transition method relating to liabilities for traditional and limited payment contracts and deferred policy acquisition costs. The Company also adopted the standard in relation to MRBs on a full retrospective basis. As of the Transition Date, the impact of the adoption of the standard was a net decrease to beginning Accumulated other comprehensive income (loss) (AOCI) of $2.2 billion and a net increase to beginning Retained earnings of $933 million primarily driven by (1) changes related to MRBs in our Individual Retirement and Group Retirement operating segments, including the impact of non-performance risk adjustments which reclassified the portion of the changes in fair value attributable to non-performance risk from Retained earnings to AOCI, (2) changes to the discount rate used to measure the liability for future policy benefits which most significantly impacted our Life Insurance and Institutional Markets operating segments, and (3) the removal of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments. The Condensed Consolidated Financial Statements as of December 31, 2022 and for three and six months ended June 30, 2022 have been adjusted to reflect the effects of applying the standard.
The accounting for the Fortitude Reinsurance Company Ltd. (Fortitude Re) reinsurance assets, including the discount rates, continued to be calculated using the same methodology and assumptions as the direct policies, and therefore have been recalculated on an LDTI basis. The accounting for reinsurance transactions between AIG and Fortitude Re structured as modco remained unchanged.
Market risk benefits: The standard requires the measurement of all MRBs (e.g., living benefit and death benefit guarantees associated with variable annuities) associated with deposit (or account balance) contracts at fair value at each reporting period. Changes in fair value compared to prior periods are recorded and presented separately within the income statement, with the exception of our own credit risk changes (non-performance adjustments), which are recognized in Other comprehensive income (loss) (OCI). MRBs impacted both Retained earnings and AOCI upon transition.
The accounting for MRBs primarily impacted our Individual Retirement and Group Retirement operating segments. For additional disclosures about MRBs, see Note 13.
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
Following adoption of the standard, the impact of changes to discount rates are recognized through OCI. Changes resulting from updating the discount rate each reporting period primarily impact term life insurance and other traditional life insurance products, as well as pension risk transfer (PRT) and structured settlement products. For additional information on the discount rate assumption under accounting for Long-Duration Contracts Standard, see Note 12.
Removal of balances related to changes in unrealized appreciation (depreciation) on investments: Under the standard, the majority of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments were eliminated.
In addition to the above, the standard also:
•Requires the review and, if necessary, update of future policy benefit assumptions at least annually for traditional and limited pay long duration contracts, with the recognition and parenthetical presentation of any resulting re-measurement gain or loss in Policyholder benefits and losses incurred (except for discount rate changes as noted above) in the Condensed Consolidated Statements of Income (Loss). For additional information, see Note 12.
•Simplifies the amortization of DAC to a constant level basis over the expected term of the related contracts and no longer requires an impairment test. For additional information, see Note 9.
•Increases disclosures of disaggregated rollforwards of several balances, including but not limited to liabilities for future policy benefits, deferred acquisition costs, account balances, MRBs, separate account liabilities and information about significant inputs, judgments and methods used in measurement and changes thereto and impact of those changes.

12	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

The following table presents the impacts in connection with the adoption of LDTI effective as of January 1, 2021 as well as cross references to the applicable notes herein for additional information:

	Pre-Adoption, December 31, 2020	Cumulative Effect Adjustment as of January 1, 2021	Updated Balances Post-Adoption of LDTI
(in millions)
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes(a)	$34,578	$7,666	$42,244
Reinsurance assets - other, net of allowance for credit losses and disputes(a)	38,963	469	39,432
Deferred income taxes	12,624	339	12,963
Deferred policy acquisition costs(b)	9,805	3,150	12,955
Market risk benefit assets(c)	—	338	338
Other assets, net of allowance for credit losses(d)	13,122	398	13,520
Total assets	586,481	12,360	598,841
Future policy benefits for life and accident and health insurance contracts(e)	56,878	10,486	67,364
Policyholder contract deposits(e)	154,470	(6,247)	148,223
Market risk benefit liabilities(c)	—	8,739	8,739
Other policyholder funds(f)	3,548	248	3,796
Other liabilities(g)	27,122	398	27,520
Total liabilities	519,282	13,624	532,906
Retained earnings	15,504	933	16,437
Accumulated other comprehensive income (loss)	13,511	(2,197)	11,314
Total AIG Shareholders' equity	66,362	(1,264)	65,098
Total equity	67,199	(1,264)	65,935
Total liabilities and equity	586,481	12,360	598,841
(a)For additional information on the transition impacts associated with LDTI, see Note 8.
(b)For additional information on the transition impacts associated with LDTI, see Note 9.
(c)For additional information on the transition impacts associated with LDTI, see Note 13.
(d)Other assets include deferred sales inducement assets. For additional information on the transition impacts associated with LDTI, see Note 9.
(e)For additional information on the transition impacts associated with LDTI, see Note 12.
(f)Other policyholder funds include URR. For additional information on the transition impacts associated with LDTI, see Note 12.
(g)Other liabilities include deferred cost of reinsurance liabilities. For additional information on the transition impacts associated with LDTI, see Note 8.
The following table presents the impacts in connection with the adoption of LDTI effective as of January 1, 2021 on our previously reported Condensed Consolidated Balance Sheets as of December 31, 2022:

	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI
(in millions)
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes	$32,159	$(1,408)	$30,751
Reinsurance assets - other, net of allowance for credit losses and disputes	39,434	(463)	38,971
Deferred income taxes	15,144	(340)	14,804
Deferred policy acquisition costs	15,518	(2,661)	12,857
Market risk benefit assets	—	796	796
Other assets, net of allowance for credit losses	12,714	(330)	12,384
Total assets	526,634	(4,406)	522,228
Future policy benefits for life and accident and health insurance contracts	59,223	(7,309)	51,914
Policyholder contract deposits	158,891	(2,907)	155,984
Market risk benefit liabilities	—	4,736	4,736
Other policyholder funds	3,909	(446)	3,463
Other liabilities	26,456	301	26,757
Total liabilities	484,399	(5,625)	478,774
Additional paid-in capital	80,284	(369)	79,915
Retained earnings	33,032	1,861	34,893
Accumulated other comprehensive income (loss)	(22,092)	(524)	(22,616)
Total AIG Shareholders' equity	40,002	968	40,970
Non-redeemable noncontrolling interests	2,233	251	2,484
Total equity	42,235	1,219	43,454
Total liabilities and equity	526,634	(4,406)	522,228

AIG | Second Quarter 2023 Form 10-Q	13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

The following table presents the impacts in connection with the adoption of LDTI on our previously reported Condensed Consolidated Statements of Income (Loss):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously Reported	Effect of Change	Updated Balances Post- Adoption of LDTI	As Previously Reported	Effect of Change	Updated Balances Post- Adoption of LDTI
(in millions, except per common share data)
Revenues:
Premiums	$7,516	$(4)	$7,512	$14,626	$6	$14,632
Policy fees	742	(14)	728	1,506	(48)	1,458
Total net realized gains (losses)	3,392	(760)	2,632	7,811	(1,600)	6,211
Total revenues	14,441	(778)	13,663	30,249	(1,642)	28,607
Benefits, losses and expenses:
Policyholder benefits and losses incurred	5,123	(139)	4,984	10,378	(334)	10,044
Change in the fair value of market risk benefits, net	—	(45)	(45)	—	(278)	(278)
Interest credited to policyholder account balances	910	1	911	1,787	3	1,790
Amortization of deferred acquisition costs	1,298	(182)	1,116	2,735	(482)	2,253
General operating and other expenses	2,223	(17)	2,206	4,404	(34)	4,370
Total benefits, losses and expenses	10,120	(382)	9,738	20,093	(1,125)	18,968
Income (loss) from continuing operations before income tax expense (benefit)	4,321	(396)	3,925	10,156	(517)	9,639
Income tax expense (benefit)	928	(83)	845	2,107	(108)	1,999
Income (loss) from continuing operations	3,393	(313)	3,080	8,049	(409)	7,640
Net income (loss)	3,392	(313)	3,079	8,048	(409)	7,639
Net income (loss) from continuing operations attributable to noncontrolling interests	356	(31)	325	752	(40)	712
Net income (loss) attributable to AIG	3,036	(282)	2,754	7,296	(369)	6,927
Net income (loss) attributable to AIG common shareholders	3,028	(282)	2,746	7,281	(369)	6,912
Income (loss) per common share attributable to AIG common shareholders:
Common stock - Basic	3.83	(0.36)	3.47	9.06	(0.46)	8.60
Common stock - Diluted	3.78	(0.35)	3.43	8.95	(0.45)	8.50
The following table presents the impacts in connection with the adoption of LDTI on our previously reported Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously Reported	Effect of Change	Updated Balances Post- Adoption of LDTI	As Previously Reported	Effect of Change	Updated Balances Post- Adoption of LDTI
(in millions)
Net income	$3,392	$(313)	$3,079	$8,048	$(409)	$7,639
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	40	(4)	36	(5)	(4)	(9)
Change in unrealized appreciation (depreciation) of all other investments	(12,538)	(2,244)	(14,782)	(26,145)	(4,778)	(30,923)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	582	582	—	1,364	1,364
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	—	1,870	1,870	—	4,160	4,160
Change in foreign currency translation adjustments	(281)	(54)	(335)	(286)	(55)	(341)
Other comprehensive income (loss)	(12,767)	150	(12,617)	(26,415)	687	(25,728)
Comprehensive income (loss)	(9,375)	(163)	(9,538)	(18,367)	278	(18,089)
Comprehensive income (loss) attributable to noncontrolling interests	(655)	(18)	(673)	(1,320)	22	(1,298)
Comprehensive income (loss) attributable to AIG	(8,720)	(145)	(8,865)	(17,047)	256	(16,791)

14	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

The following table presents the impacts in connection with the adoption of LDTI on our previously reported Condensed Consolidated Statements of Cash Flows:

Six Months Ended June 30, 2022	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI
(in millions)
Cash flows from operating activities:
Net income	$8,048	$(409)	$7,639
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Unrealized gains in earnings - net	(3,238)	1,906	(1,332)
Change in the fair value of market risk benefits in earnings, net	—	(541)	(541)
Depreciation and other amortization	2,698	(508)	2,190
Changes in operating assets and liabilities:
Insurance reserves	1,402	(1,024)	378
Premiums and other receivables and payables - net	(7,646)	(20)	(7,666)
Reinsurance assets, net	20	811	831
Capitalization of deferred policy acquisition costs	(2,543)	(34)	(2,577)
Current and deferred income taxes - net	1,842	(109)	1,733
Other, net	(783)	(105)	(888)
Total adjustments	(7,418)	376	(7,042)
Net cash provided by operating activities	631	(33)	598
Cash flows from financing activities:
Policyholder contract deposits	12,457	34	12,491
Net cash used in financing activities	(2,793)	34	(2,759)
Troubled Debt Restructuring and Vintage Disclosures
In March 2022, the FASB issued an accounting standard update that eliminates the accounting guidance for troubled debt restructurings for creditors and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The standard also updates the requirements for accounting for credit losses by adding enhanced disclosures for creditors related to loan refinancings and restructurings for borrowers experiencing financial difficulty. The Company adopted the standard prospectively as of January 1, 2023 and the standard did not have a material impact on our reported consolidated financial condition, results of operations, or cash flows. For the updated required disclosures, see Note 7.
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

AIG | Second Quarter 2023 Form 10-Q	15

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

16	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

The following table presents AIG’s continuing operations by operating segment:

Three Months Ended June 30,	2023			2022
(in millions)	Adjusted Revenues	Adjusted Pre-tax Income (Loss)		Adjusted Revenues	Adjusted Pre-tax Income (Loss)
General Insurance
North America	$3,195	$352	(a)	$2,972	$406	(a)
International	3,302	242	(a)	3,414	393	(a)
Net investment income	725	725		458	458
Total General Insurance	7,222	1,319		6,844	1,257
Life and Retirement
Individual Retirement	1,578	585		1,267	370
Group Retirement	690	201		672	180
Life Insurance	1,280	78		1,314	120
Institutional Markets	2,368	127		786	77
Total Life and Retirement	5,916	991		4,039	747
Other Operations
Other Operations before consolidation and eliminations	111	(423)		207	(331)
Consolidation and eliminations	(14)	3		(136)	(130)
Total Other Operations	97	(420)		71	(461)
Total	13,235	1,890		10,954	1,543
Reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	14	(3)		13	10
Change in the fair value of market risk benefits, net(b)	—	262		—	45
Changes in benefit reserves related to net realized gains (losses)	—	(1)		—	7
Changes in the fair value of equity securities	43	43		(30)	(30)
Other income (expense) - net	(12)	—		(9)	—
Loss on extinguishment of debt	—	—		—	(299)
Net investment income on Fortitude Re funds withheld assets	291	291		188	188
Net realized losses on Fortitude Re funds withheld assets	(138)	(138)		(86)	(86)
Net realized gains on Fortitude Re funds withheld embedded derivative	180	180		2,776	2,776
Net realized losses(c)	(395)	(390)		(147)	(140)
Net gain (loss) on divestitures and other	—	43		—	(1)
Non-operating litigation reserves and settlements	—	(1)		4	4
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	18		—	144
Net loss reserve discount charge	—	(16)		—	(14)
Pension expense related to a one-time lump sum payment to former employees	—	(67)		—	—
Integration and transaction costs associated with acquiring or divesting businesses	—	(79)		—	(38)
Restructuring and other costs	—	(153)		—	(175)
Non-recurring costs related to regulatory or accounting changes	—	(12)		—	(9)
Revenues and pre-tax income	$13,218	$1,867		$13,663	$3,925

AIG | Second Quarter 2023 Form 10-Q	17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Six Months Ended June 30,	2023			2022
(in millions)	Adjusted Revenues	Adjusted Pre-tax Income (Loss)		Adjusted Revenues	Adjusted Pre-tax Income (Loss)
General Insurance
North America	$6,175	$651	(a)	$5,761	$662	(a)
International	6,581	445	(a)	6,881	583	(a)
Net investment income	1,471	1,471		1,223	1,223
Total General Insurance	14,227	2,567		13,865	2,468
Life and Retirement
Individual Retirement	3,062	1,118		2,614	836
Group Retirement	1,373	388		1,406	421
Life Insurance	2,529	160		2,625	233
Institutional Markets	4,323	211		1,335	191
Total Life and Retirement	11,287	1,877		7,980	1,681
Other Operations
Other Operations before consolidation and eliminations	243	(857)		501	(619)
AIG consolidation and eliminations	(78)	(54)		(272)	(263)
Total Other Operations	165	(911)		229	(882)
Total	25,679	3,533		22,074	3,267
Reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	27	(6)		27	23
Change in the fair value of market risk benefits, net(b)	—	66		—	278
Changes in benefit reserves related to net realized gains (losses)	—	5		—	9
Changes in the fair value of equity securities	94	94		(57)	(57)
Other income (expense) - net	(19)	—		(16)	—
Loss on extinguishment of debt	—	—		—	(299)
Net investment income on Fortitude Re funds withheld assets	737	737		479	479
Net realized gains (losses) on Fortitude Re funds withheld assets	(169)	(169)		(226)	(226)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(985)	(985)		6,094	6,094
Net realized gains (losses)(c)	(1,167)	(1,156)		194	209
Net gain (loss) on divestitures and other	—	41		—	39
Non-operating litigation reserves and settlements	1	—		38	38
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	37		—	144
Net loss reserve discount benefit (charge)	—	(80)		—	6
Pension expense related to a one-time lump sum payment to former employees	—	(67)		—	—
Integration and transaction costs associated with acquiring or divesting businesses	—	(131)		—	(84)
Restructuring and other costs	—	(270)		—	(268)
Non-recurring costs related to regulatory or accounting changes	—	(25)		—	(13)
Net impact from elimination of international reporting lag(d)	4	12		—	—
Revenues and pre-tax income (loss)	$24,202	$1,636		$28,607	$9,639
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
(d)See Note 1.

18	AIG | Second Quarter 2023 Form 10-Q

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
Assets and liabilities related to a Held-For-Sale Business are reported in Assets held for sale and Liabilities held for sale, respectively, in our Condensed Consolidated Balance Sheets beginning in the period in which the business is classified as held-for-sale. At June 30, 2023, the following businesses were reported and classified as held-for-sale:
Validus Re
To further simplify AIG's business model and reduce volatility in our portfolio, on May 22, 2023, AIG announced that it entered into a definitive agreement to sell Validus Re, including AlphaCat Managers Ltd. and the Talbot Treaty reinsurance business to RenaissanceRe for $2.7 billion in cash and approximately 1.3 million common shares of RenaissanceRe. Additionally, AIG agreed to retain 95 percent of the difference between (i) the reserves with respect to the business as of the closing date of the sale for losses occurring prior to the closing date and (ii) the associated reserve development following the closing date with respect to such losses. Any reserve development will be settled annually, commencing with the calendar year ending December 31, 2024. This arrangement stays in effect until the parties determine to terminate such arrangement (which they will re-evaluate on an annual basis beginning 5 years after the closing date) or until all such liabilities of the acquired reinsurance business have run off. This reserve cover is considered contingent consideration and will be recognized at fair value when the sale of Validus Re closes. The sale is expected to close in the fourth quarter of 2023, subject to regulatory approvals and other customary closing conditions. The results of Validus Re are reported in General Insurance.
CRS
On May 2, 2023, AIG announced that it reached an agreement to sell CRS, also purchased as part of the 2018 acquisition of Validus Holdings Ltd. in 2018, to AFG for approximately $240 million. The transaction closed on July 3, 2023. The historical results of CRS are reported in General Insurance.
The following table summarizes the components of assets and liabilities held-for-sale on the Condensed Consolidated Balance Sheets at June 30, 2023 after elimination of intercompany balances:

(in millions)	Validus Re	CRS	Total
Assets:
Bonds available for sale	$4,568	$—	$4,568
Other invested assets	5	—	5
Short-term investments, including restricted cash of $46	389	29	418
Cash	191	—	191
Accrued investment income	26	—	26
Premiums and other receivables, net of allowance for credit losses and disputes	3,812	51	3,863
Reinsurance assets - other, net of allowance for credit losses and disputes	2,057	—	2,057
Deferred income taxes	75	—	75
Deferred policy acquisition costs	712	—	712
Other assets, net of allowance for credit losses(a)	591	189	780
Total assets held for sale	$12,426	$269	$12,695

Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses	$4,929	$—	$4,929
Unearned premiums	3,006	—	3,006
Other liabilities	1,220	173	1,393
Long-term debt	267	—	267
Total liabilities held for sale	$9,422	$173	$9,595
(a)Other assets, net of allowance for credit losses includes goodwill and other intangibles of $318 million and $235 million, respectively, for Validus Re and $23 million and $20 million, respectively, for CRS.

AIG | Second Quarter 2023 Form 10-Q	19

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

20	AIG | Second Quarter 2023 Form 10-Q

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
Projected cash flows are discounted using the interest rate swap curve (swap curve), which is viewed as being consistent with the credit spreads for highly-rated financial institutions (S&P AA-rated or above). A swap curve shows the fixed-rate leg of a non-complex swap against the floating rate (for example, Secured Overnight Financing Rate (SOFR) or London Inter-Bank Offered Rate) leg of a related tenor. We also incorporate our own risk of non-performance in the valuation of MRBs and embedded derivatives associated with variable annuity, fixed annuity, fixed index annuity and life contracts. The non-performance risk adjustment (NPA) reflects a market participant’s view of our claims-paying ability by incorporating an additional spread to the swap curve used to discount projected benefit cash flows. The NPA is calculated by constructing forward rates based on a weighted average of observable corporate credit indices to approximate the claims-paying ability rating of our insurance companies. The corporate credit indices are observable for the first 30 years. For years 30 to 50, the yield is derived using market observable yields. Yields for years 50 to 100 are extrapolated using a flat forward approach, maintaining a constant forward spread through the period. MRBs are measured using a NPA that is a locked-in estimate of our claims-paying ability at policy issue (locked-in NPA) as well as a NPA that reflects an estimate of our current claims-paying ability (current NPA).
When MRBs are remeasured each period, both the interest rates and current NPA are updated. Changes in the swap curve and the time value accretion of the at-issue NPA are recorded to net income while the difference between the MRBs measured using the at-issue NPA and the current NPA is recorded to OCI. For embedded derivatives, changes in the interest rates and the period-over-period change in the NPA are recorded to net income.

AIG | Second Quarter 2023 Form 10-Q	21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

June 30, 2023	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$82	$6,087	$—	$—	$—	$6,169
Obligations of states, municipalities and political subdivisions	—	10,277	869	—	—	11,146
Non-U.S. governments	204	12,298	6	—	—	12,508
Corporate debt	—	131,582	1,721	—	—	133,303
RMBS	—	11,277	7,617	—	—	18,894
CMBS	—	13,196	553	—	—	13,749
CLO/ABS	—	12,547	14,214	—	—	26,761
Total bonds available for sale	286	197,264	24,980	—	—	222,530
Other bond securities:
U.S. government and government sponsored entities	—	—	—	—	—	—
Obligations of states, municipalities and political subdivisions	—	108	3	—	—	111
Non-U.S. governments	—	46	—	—	—	46
Corporate debt	—	2,422	155	—	—	2,577
RMBS	—	194	164	—	—	358
CMBS	—	283	26	—	—	309
CLO/ABS	—	496	1,044	—	—	1,540
Total other bond securities	—	3,549	1,392	—	—	4,941
Equity securities	465	123	72	—	—	660
Other invested assets(b)	—	153	2,140	—	—	2,293
Derivative assets(c):
Interest rate contracts	—	2,122	339	—	—	2,461
Foreign exchange contracts	—	1,426	1	—	—	1,427
Equity contracts	11	603	666	—	—	1,280
Commodity contracts	—	—	—	—	—	—
Credit contracts	—	—	33	—	—	33
Other contracts	—	—	15	—	—	15
Counterparty netting and cash collateral	—	—	—	(2,826)	(1,980)	(4,806)
Total derivative assets	11	4,151	1,054	(2,826)	(1,980)	410
Short-term investments	1,881	2,397	—	—	—	4,278
Market risk benefit assets	—	—	954	—	—	954
Other assets(c)	—	—	111	—	—	111
Separate account assets	86,579	3,139	—	—	—	89,718
Total(d)	$89,222	$210,776	$29,749	$(2,826)	$(1,980)	$324,941
Liabilities:
Policyholder contract deposits	$—	$51	$6,813	$—	$—	$6,864
Market risk benefit liabilities	—	—	4,977	—	—	4,977
Derivative liabilities(c):
Interest rate contracts	—	3,108	—	—	—	3,108
Foreign exchange contracts	—	796	3	—	—	799
Equity contracts	23	303	21	—	—	347
Credit contracts	—	6	33	—	—	39
Counterparty netting and cash collateral	—	—	—	(2,826)	(1,182)	(4,008)
Total derivative liabilities	23	4,213	57	(2,826)	(1,182)	285
Fortitude Re funds withheld payable	—	—	(2,118)	—	—	(2,118)
Other liabilities	—	—	98	—	—	98
Long-term debt	—	50	—	—	—	50
Total	$23	$4,314	$9,827	$(2,826)	$(1,182)	$10,156

22	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

December 31, 2022	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$25	$6,594	$—	$—	$—	$6,619
Obligations of states, municipalities and political subdivisions	—	11,275	824	—	—	12,099
Non-U.S. governments	158	13,326	1	—	—	13,485
Corporate debt	—	134,992	2,847	—	—	137,839
RMBS	—	11,264	7,553	—	—	18,817
CMBS	—	13,267	926	—	—	14,193
CLO/ABS	—	10,356	12,748	—	—	23,104
Total bonds available for sale	183	201,074	24,899	—	—	226,156
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	111	—	—	—	111
Non-U.S. governments	—	66	—	—	—	66
Corporate debt	—	1,976	416	—	—	2,392
RMBS	—	113	173	—	—	286
CMBS	—	303	28	—	—	331
CLO/ABS	—	389	910	—	—	1,299
Total other bond securities	—	2,958	1,527	—	—	4,485
Equity securities	518	18	39	—	—	575
Other invested assets (b)	—	145	2,075	—	—	2,220
Derivative assets(c):
Interest rate contracts	1	3,410	311	—	—	3,722
Foreign exchange contracts	—	1,844	—	—	—	1,844
Equity contracts	11	132	285	—	—	428
Commodity contracts	—	9	—	—	—	9
Credit contracts	—	—	32	—	—	32
Other contracts	—	—	14	—	—	14
Counterparty netting and cash collateral	—	—	—	(3,895)	(1,640)	(5,535)
Total derivative assets	12	5,395	642	(3,895)	(1,640)	514
Short-term investments	2,821	2,887	—	—	—	5,708
Market risk benefit assets	—	—	796	—	—	796
Other assets(c)	—	—	107	—	—	107
Separate account assets	81,655	3,198	—	—	—	84,853
Total	$85,189	$215,675	$29,289	$(3,895)	$(1,640)	$324,618
Liabilities:
Policyholder contract deposits	$—	$41	$5,367	$—	$—	$5,408
Market risk benefit liabilities	—	—	4,736	—	—	4,736
Derivative liabilities(c):
Interest rate contracts	—	4,838	—	—	—	4,838
Foreign exchange contracts	—	1,138	—	—	—	1,138
Equity contracts	2	10	14	—	—	26
Credit contracts	—	9	32	—	—	41
Counterparty netting and cash collateral	—	—	—	(3,895)	(1,917)	(5,812)
Total derivative liabilities	2	5,995	46	(3,895)	(1,917)	231
Fortitude Re funds withheld payable	—	—	(2,235)	—	—	(2,235)
Other liabilities	—	—	112	—	—	112
Long-term debt	—	56	—	—	—	56
Total	$2	$6,092	$8,026	$(3,895)	$(1,917)	$8,308
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $9.8 billion and $9.8 billion as of June 30, 2023 and December 31, 2022, respectively.
(c)Presented as part of Other assets and Other liabilities on the Condensed Consolidated Balance Sheets.
(d)Excludes $5.0 billion of assets reclassified to Assets held for sale on the Condensed Consolidated Balance Sheets.

AIG | Second Quarter 2023 Form 10-Q	23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three and six months ended June 30, 2023 and 2022 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at June 30, 2023 and 2022:

(in millions)	Fair Value Beginning of Period	MRBs and Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended June 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$873	$—	$(3)	$(1)	$—	$—	$—	$869	$—	$(13)
Non-U.S. governments	9	—	1	(2)	—	(2)	—	6	—	1
Corporate debt	2,432	6	8	(173)	46	(598)	—	1,721	—	5
RMBS	7,581	105	189	(211)	31	(43)	(35)	7,617	—	187
CMBS	938	(29)	(39)	(40)	(1)	(276)	—	553	—	(49)
CLO/ABS	13,889	11	(94)	390	55	(98)	61	14,214	—	(126)
Total bonds available for sale	25,722	93	62	(37)	131	(1,017)	26	24,980	—	5
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	2	—	—	—	3	—	—
Corporate Debt	130	1	—	24	—	—	—	155	3	—
RMBS	166	2	—	(4)	—	—	—	164	(3)	—
CMBS	27	(1)	—	—	—	—	—	26	(1)	—
CLO/ABS	1,010	(8)	—	76	3	(38)	1	1,044	(38)	—
Total other bond securities	1,334	(6)	—	98	3	(38)	1	1,392	(39)	—
Equity securities	74	2	—	2	2	(8)	—	72	2	—
Other invested assets	2,086	(19)	2	71	—	—	—	2,140	—	—
Other assets	110	—	—	1	—	—	—	111	—	—
Total(a)	$29,326	$70	$64	$135	$136	$(1,063)	$27	$28,695	$(37)	$5
(in millions)	Fair Value Beginning of Period	MRBs and Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$6,064	$429	$—	$320	$—	$—	$—	$6,813	$(308)	$—
Derivative liabilities, net:
Interest rate contracts	(356)	27	—	(10)	—	—	—	(339)	—	(21)
Foreign exchange contracts	—	2	—	—	—	—	—	2	—	(2)
Equity contracts	(502)	7	—	(150)	—	—	—	(645)	(1)	6
Credit contracts	—	(1)	—	1	—	—	—	—	—	1
Other contracts	(14)	(17)	—	16	—	—	—	(15)	15	1
Total derivative liabilities, net(b)	(872)	18	—	(143)	—	—	—	(997)	14	(15)
Fortitude Re funds withheld payable	(1,863)	(180)	—	(75)	—	—	—	(2,118)	291	—
Other Liabilities	112	(14)	—	—	—	—	—	98	—	—
Total(c)	$3,441	$253	$—	$102	$—	$—	$—	$3,796	$(3)	$(15)

24	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	MRBs and Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended June 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,087	$—	$(143)	$(4)	$17	$—	$—	$957	$—	$(151)
Non-U.S. governments	8	—	—	—	1	—	—	9	—	—
Corporate debt	2,744	(15)	(78)	(214)	252	(206)	—	2,483	—	(49)
RMBS	8,925	92	(390)	(266)	—	(9)	—	8,352	—	(390)
CMBS	864	5	(46)	85	—	(37)	—	871	—	(47)
CLO/ABS	11,776	3	(502)	1,106	349	(1,036)	—	11,696	—	(513)
Total bonds available for sale	25,404	85	(1,159)	707	619	(1,288)	—	24,368	—	(1,150)
Other bond securities:
Corporate debt	260	(4)	—	47	161	(3)	—	461	(4)	—
RMBS	199	(13)	1	5	—	—	—	192	(13)	—
CMBS	33	(1)	—	—	—	—	—	32	(1)	—
CLO/ABS	2,468	(135)	—	157	6	(54)	—	2,442	—	—
Total other bond securities	2,960	(153)	1	209	167	(57)	—	3,127	(18)	—
Equity securities	6	—	1	5	—	—	—	12	—	—
Other invested assets	1,935	133	(23)	(23)	—	(14)	—	2,008	174	—
Other assets	108	—	—	(1)	—	—	—	107	—	—
Total(a)	$30,413	$65	$(1,180)	$897	$786	$(1,359)	$—	$29,622	$156	$(1,150)
(in millions)	Fair Value Beginning of Period	MRBs and Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$5,035	$(545)	$—	$238	$—	$—	$—	$4,728	$592	$—
Derivative liabilities, net:
Interest rate contracts	(4)	12	—	(70)	(81)	—	—	(143)	(10)	—
Foreign exchange contracts	—	1	—	—	—	—	—	1	(1)	—
Equity contracts	(178)	89	—	(59)	—	(1)	—	(149)	(95)	—
Credit contracts	31	1	—	—	—	—	—	32	(1)	—
Other contracts	(14)	(14)	—	12	—	—	—	(16)	15	—
Total derivative liabilities, net(b)	(165)	89	—	(117)	(81)	(1)	—	(275)	(92)	—
Fortitude Re funds withheld payable	2,206	(2,776)	—	(68)	—	—	—	(638)	2,836	—
Total(c)	$7,076	$(3,232)	$—	$53	$(81)	$(1)	$—	$3,815	$3,336	$—

AIG | Second Quarter 2023 Form 10-Q	25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	MRBs and Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Six Months Ended June 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$824	$1	$52	$(8)	$—	$—	$—	$869	$—	$28
Non-U.S. governments	1	1	1	(2)	7	(2)	—	6	—	1
Corporate debt	2,847	(96)	59	(374)	320	(1,019)	(16)	1,721	—	59
RMBS	7,553	214	119	(201)	31	(64)	(35)	7,617	—	89
CMBS	926	(22)	(42)	(39)	33	(303)	—	553	—	(83)
CLO/ABS	12,748	61	177	1,230	113	(200)	85	14,214	—	97
Total bonds available for sale	24,899	159	366	606	504	(1,588)	34	24,980	—	191
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	3	—	—	—	3	—	—
Corporate debt	416	2	—	(72)	—	(191)	—	155	2	—
RMBS	173	7	—	(16)	—	—	—	164	(5)	—
CMBS	28	(2)	—	—	—	—	—	26	(2)	—
CLO/ABS	910	28	—	94	4	(45)	53	1,044	(19)	—
Total other bond securities	1,527	35	—	9	4	(236)	53	1,392	(24)	—
Equity securities	39	2	—	29	10	(8)	—	72	2	—
Other invested assets	2,075	(71)	7	129	—	—	—	2,140	(73)	—
Other assets	107	—	—	4	—	—	—	111	—	—
Total(a)	$28,647	$125	$373	$777	$518	$(1,832)	$87	$28,695	$(95)	$191
(in millions)	Fair Value Beginning of Year	MRBs and Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$5,367	$810	$—	$636	$—	$—	$—	$6,813	$(676)	$—
Derivative liabilities, net:
Interest rate contracts	(311)	84	—	(112)	—	—	—	(339)	—	(29)
Foreign exchange contracts	—	2	—	—	—	—	—	2	—	(2)
Equity contracts	(271)	(49)	—	(325)	—	—	—	(645)	131	66
Credit contracts	—	(1)	—	1	—	—	—	—	—	1
Other contracts	(14)	(33)	—	32	—	—	—	(15)	31	1
Total derivative liabilities, net(b)	(596)	3	—	(404)	—	—	—	(997)	162	37
Fortitude Re funds withheld payable	(2,235)	985	—	(868)	—	—	—	(2,118)	(468)	—
Other Liabilities	112	(14)	—	—	—	—	—	98	—	—
Total(c)	$2,648	$1,784	$—	$(636)	$—	$—	$—	$3,796	$(982)	$37

26	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	MRBs and Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Six Months Ended June 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,431	$2	$(428)	$(65)	$17	$—	$—	$957	$—	$(410)
Non-U.S. governments	7	—	—	—	2	—	—	9	—	—
Corporate debt	2,641	(26)	(151)	(37)	382	(326)	—	2,483	—	(137)
RMBS	10,378	222	(943)	(874)	—	(431)	—	8,352	—	(925)
CMBS	1,190	13	(113)	117	—	(336)	—	871	—	(108)
CLO/ABS	11,215	19	(1,003)	1,651	1,464	(1,650)	—	11,696	—	(1,003)
Total bonds available for sale	26,862	230	(2,638)	792	1,865	(2,743)	—	24,368	—	(2,583)
Other bond securities:
Corporate debt	134	(4)	—	124	222	(15)	—	461	(4)	—
RMBS	196	(18)	—	14	—	—	—	192	(21)	—
CMBS	35	(3)	—	—	—	—	—	32	(3)	—
CLO/ABS	2,332	(249)	—	352	63	(56)	—	2,442	(162)	—
Total other bond securities	2,697	(274)	—	490	285	(71)	—	3,127	(190)	—
Equity securities	6	—	—	6	—	—	—	12	—	—
Other invested assets	1,948	245	(27)	(38)	47	(167)	—	2,008	295	—
Other assets	114	—	—	(7)	—	—	—	107	—	—
Total(a)	$31,627	$201	$(2,665)	$1,243	$2,197	$(2,981)	$—	$29,622	$105	$(2,583)
(in millions)	Fair Value Beginning of Year	MRBs and Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$5,572	$(1,203)	$—	$359	$—	$—	$—	$4,728	$1,437	$—
Derivative liabilities, net:
Interest rate contracts	—	11	—	(73)	(81)	—	—	(143)	(10)	—
Foreign exchange contracts	(1)	1	—	1	—	—	—	1	(1)	—
Equity contracts	(444)	390	—	(94)	—	(1)	—	(149)	(247)	—
Credit contracts	30	2	—	—	—	—	—	32	(1)	—
Other contracts	(13)	(32)	—	29	—	—	—	(16)	32	—
Total derivative liabilities, net(b)	(428)	372	—	(137)	(81)	(1)	—	(275)	(227)	—
Fortitude Re funds withheld payable	5,922	(6,094)	—	(466)	—	—	—	(638)	6,316	—
Total(c)	$11,066	$(6,925)	$—	$(244)	$(81)	$(1)	$—	$3,815	$7,526	$—
(a)Excludes MRB assets of $954 million at June 30, 2023 and $642 million at June 30, 2022, For additional information, see Note 13.
(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
(c)Excludes MRB liabilities of $5.0 billion at June 30, 2023 and $5.3 billion at June 30, 2022. For additional information, see Note 13.

AIG | Second Quarter 2023 Form 10-Q	27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Market risk benefits and net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Net Investment Income	Net Realized Gains (Losses)	Change in the fair value of market risk benefits, net(c)	Other Income	Total
Three Months Ended June 30, 2023
Assets:
Bonds available for sale	$121	$(28)	$—	$—	$93
Other bond securities	(6)	—	—	—	(6)
Equity securities	2	—	—	—	2
Other invested assets	(20)	1	—	—	(19)
Three Months Ended June 30, 2022
Assets:
Bonds available for sale	$142	$(57)	$—	$—	$85
Other bond securities	(153)	—	—	—	(153)
Other invested assets	133	—	—	—	133
Six Months Ended June 30, 2023
Assets:
Bonds available for sale	$183	$(24)	$—	$—	$159
Other bond securities	35	—	—	—	35
Other invested assets	(71)	—	—	—	(71)
Six Months Ended June 30, 2022
Assets:
Bonds available for sale	$306	$(76)	$—	$—	$230
Other bond securities	(274)	—	—	—	(274)
Other invested assets	245	—	—	—	245

(in millions)	Net Investment Income	Net Realized (Gains) Losses	Change in the fair value of market risk benefits, net(c)	Other Income	Total
Three Months Ended June 30, 2023
Liabilities:
Policyholder contract deposits(a)	$—	$429	$—	$—	$429
Market risk benefit liabilities, net(b)	—	(3)	(884)	—	(887)
Derivative liabilities, net	—	65	(31)	(16)	18
Fortitude Re funds withheld payable	—	(180)	—	—	(180)
Three Months Ended June 30, 2022
Liabilities:
Policyholder contract deposits(a)	$—	$(545)	$—	$—	$(545)
Market risk benefit liabilities, net(b)	—	(5)	(258)	—	(263)
Derivative liabilities, net	—	120	(18)	(13)	89
Fortitude Re funds withheld payable	—	(2,776)	—	—	(2,776)
Six Months Ended June 30, 2023
Liabilities:
Policyholder contract deposits(a)	$—	$810	$—	$—	$810
Market risk benefit liabilities, net(b)	—	(3)	(797)	—	(800)
Derivative liabilities, net	—	(23)	58	(32)	3
Fortitude Re funds withheld payable	—	985	—	—	985
Six Months Ended June 30, 2022
Liabilities:
Policyholder contract deposits(a)	$—	$(1,203)	$—	$—	$(1,203)
Market risk benefit liabilities, net(b)	—	(8)	(957)	—	(965)
Derivative liabilities, net	—	447	(47)	(28)	372
Fortitude Re funds withheld payable	—	(6,094)	—	—	(6,094)
(a)Primarily embedded derivatives.
(b)Market risk benefit assets and liabilities have been netted in the above table for presentation purposes only.
(c)The portion of the fair value change attributable to own credit risk is recognized in OCI.

28	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three and six months ended June 30, 2023 and 2022 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Three Months Ended June 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$—	$(1)	$(1)
Corporate debt	1	—	(174)	(173)
RMBS	111	(42)	(280)	(211)
CMBS	—	(26)	(14)	(40)
CLO/ABS	495	(148)	43	390
Total bonds available for sale	607	(216)	(428)	(37)
Other bond securities:
Obligations of states, municipalities and political subdivisions	2	—	—	2
Corporate debt	87	—	(63)	24
RMBS	1	—	(5)	(4)
CLO/ABS	81	4	(9)	76
Total other bond securities	171	4	(77)	98
Equity securities	2	—	—	2
Other invested assets	80	—	(9)	71
Other assets	—	—	1	1
Total	$860	$(212)	$(513)	$135
Liabilities:
Policyholder contract deposits	$—	$402	$(82)	$320
Derivative liabilities, net	(190)	4	43	(143)
Fortitude Re funds withheld payable	—	—	(75)	(75)
Total	$(190)	$406	$(114)	$102
Three Months Ended June 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$(4)	$—	$(4)
Corporate debt	14	—	(228)	(214)
RMBS	176	—	(442)	(266)
CMBS	76	—	9	85
CLO/ABS	1,245	—	(139)	1,106
Total bonds available for sale	1,511	(4)	(800)	707
Other bond securities:
Corporate debt	5	—	42	47
RMBS	14	—	(9)	5
CLO/ABS	293	—	(136)	157
Total other bond securities	312	—	(103)	209
Equity securities	5	—	—	5
Other invested assets	259	—	(282)	(23)
Other assets	—	—	(1)	(1)
Total	$2,087	$(4)	$(1,186)	$897
Liabilities:
Policyholder contract deposits	$—	$222	$16	$238
Derivative liabilities, net	(164)	1	46	(117)
Fortitude Re funds withheld payable	—	—	(68)	(68)
Total	$(164)	$223	$(6)	$53

AIG | Second Quarter 2023 Form 10-Q	29

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Six Months Ended June 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1	$(4)	$(5)	$(8)
Corporate debt	22	—	(396)	(374)
RMBS	401	(61)	(541)	(201)
CMBS	10	(32)	(17)	(39)
CLO/ABS	1,392	(151)	(11)	1,230
Total bonds available for sale	1,826	(248)	(972)	606
Other bond securities:
Obligations of states, municipalities and political subdivisions	3	—	—	3
Corporate debt	87	—	(159)	(72)
RMBS	6	—	(22)	(16)
CLO/ABS	127	—	(33)	94
Total other bond securities	223	—	(214)	9
Equity securities	31	—	(2)	29
Other invested assets	152	—	(23)	129
Other assets	—	—	4	4
Total	$2,232	$(248)	$(1,207)	$777
Liabilities:
Policyholder contract deposits	$—	$728	$(92)	$636
Derivative liabilities, net	(450)	9	37	(404)
Fortitude Re funds withheld payable	—	—	(868)	(868)
Total	$(450)	$737	$(923)	$(636)
Six Months Ended June 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1	$(64)	$(2)	$(65)
Corporate Debt	23	—	(60)	(37)
RMBS	285	—	(1,159)	(874)
CMBS	146	—	(29)	117
CLO/ABS	2,131	—	(480)	1,651
Total bonds available for sale	2,586	(64)	(1,730)	792
Other bond securities:
Corporate debt	24	—	100	124
RMBS	31	—	(17)	14
CLO/ABS	616	—	(264)	352
Total other bond securities	671	—	(181)	490
Equity securities	5	—	1	6
Other invested assets	517	—	(555)	(38)
Other assets	—	—	(7)	(7)
Total	$3,779	$(64)	$(2,472)	$1,243
Liabilities:
Policyholder contract deposits	$—	$417	$(58)	$359
Derivative liabilities, net	(249)	3	109	(137)
Fortitude Re funds withheld payable	—	—	(466)	(466)
Total	$(249)	$420	$(415)	$(244)
(a)There were no issuances during the three and six months ended June 30, 2023 and 2022.
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2023 and 2022 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

30	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Transfers of Level 3 Assets and Liabilities
The Net realized and unrealized gains (losses) included in income (loss) or OCI as shown in the table above excludes $1 million and $8 million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three and six months ended June 30, 2023, respectively, and includes $(9) million and $(14) million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three and six months ended June 30, 2023, respectively.
The Net realized and unrealized gains (losses) included in income (loss) or OCI as shown in the table above excludes $(38) million and $(72) million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three and six months ended June 30, 2022, respectively, and includes $(38) million and $(79) million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three and six months ended June 30, 2022, respectively.
Transfers of Level 3 Assets
During the three and six months ended June 30, 2023 and 2022, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, Residential Mortgage-Backed Securities (RMBS), Commercial Mortgage-Backed Securities (CMBS) and Collateralized Loan Obligations (CLO)/Asset-Backed Securities (ABS). Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the three and six months ended June 30, 2023 and 2022, transfers out of Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CLO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, transfers of derivatives into Level 3 were primarily due to increased long-dated European swaption activity with SOFR tenors.

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

(in millions)	Fair Value at June 30, 2023	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$846	Discounted cash flow	Yield	5.02% - 5.46% (5.24%)
Corporate debt	1,570	Discounted cash flow	Yield	5.57% - 8.14% (6.85%)
RMBS(a)	5,107	Discounted cash flow	Constant prepayment rate	4.76% - 10.21% (7.48%)
			Loss severity	44.40% - 77.42% (60.91%)
			Constant default rate	0.84% - 2.71% (1.77%)
			Yield	4.37% - 8.40% (6.26%)
CLO/ABS(a)	11,234	Discounted cash flow	Yield	6.05% - 7.81% (6.93%)
CMBS	533	Discounted cash flow	Yield	4.86% - 32.35% (14.68%)
Market risk benefit assets	954	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier	20.00% - 186.18%
			Mortality multiplier(e)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(f)	0.34% - 2.23%

AIG | Second Quarter 2023 Form 10-Q	31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value at June 30, 2023	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	2,044	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier	20.00% - 186.18%
			Mortality multiplier(e)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(f)	0.34% - 2.23%
Fixed annuities guaranteed benefits	886	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier	20.00% - 186.18%
			Mortality multiplier(e)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(f)	0.34% - 2.23%
Fixed index annuities guaranteed benefits	2,047	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier	20.00% - 186.18%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(f)	0.34% - 2.23%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(h)	5,973	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier	20.00% - 186.18%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(f)	0.34% - 2.23%
Index life	840	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			Equity volatility	5.75% - 20.82%
			NPA(f)	0.34% - 2.23%

(in millions)	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$799	Discounted cash flow	Yield	5.28% - 5.94% (5.61%)
Corporate debt	2,527	Discounted cash flow	Yield	4.98% - 9.36% (7.17%)
RMBS(a)	5,235	Discounted cash flow	Constant prepayment rate	4.89% - 10.49% (7.69%)
			Loss severity	45.06% - 76.87% (60.97%)
			Constant default rate	0.82% - 2.72% (1.77%)
			Yield	5.98% - 7.75% (6.87%)
CLO/ABS(a)	7,503	Discounted cash flow	Yield	6.00% - 7.97% (6.99%)
CMBS	587	Discounted cash flow	Yield	4.06% - 13.14% (8.60%)
Market risk benefit assets	796	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier	20.00% - 186.18%
			Mortality multiplier(e)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(f)	0.00% - 2.03%

32	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	2,358	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier	20.00% - 186.18%
			Mortality multiplier(e)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(f)	0.00% - 2.03%
Fixed annuities guaranteed benefits	680	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier	20.00% - 186.16%
			Mortality multiplier(e)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(f)	0.00% - 2.03%
Fixed index annuities guaranteed benefits	1,698	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier	20.00% - 186.18%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 5.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(f)	0.00% - 2.03%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(h)	4,657	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier	20.00% - 186.18%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 5.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(f)	0.00% - 2.03%
Index life	710	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			Equity volatility	5.75% - 23.63%
			NPA(f)	0.00% - 2.03%
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
(d)The Fortitude Re funds withheld payable has been excluded from the above table. As discussed in Note 8, the Fortitude Re funds withheld payable is created through modco and funds withheld reinsurance arrangements where the investments supporting the reinsurance agreements are withheld by, and continue to reside on AIG’s balance sheet. This embedded derivative is valued as a total return swap with reference to the fair value of the invested assets held by AIG. Accordingly, the unobservable inputs utilized in the valuation of the embedded derivative are a component of the invested assets supporting the reinsurance agreements that are held on AIG’s balance sheet.
(e)Mortality inputs are shown as multipliers of the 2012 Individual Annuity Mortality Basic table.
(f)The NPA applied as a spread over risk-free curve for discounting.
(g)The partial withdrawal utilization unobservable input range shown applies only to policies with guaranteed minimum withdrawal benefit riders. The total embedded derivative liability at June 30, 2023 and December 31, 2022 was approximately $1.5 billion and $1.1 billion, respectively.
(h)The fixed index annuities embedded derivative associated with index credits related to the contracts with guaranteed product features included in policyholder contract deposits was $1.5 billion and $1.1 billion at June 30, 2023 and December 31, 2022, respectively.

AIG | Second Quarter 2023 Form 10-Q	33

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

34	AIG | Second Quarter 2023 Form 10-Q

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

		June 30, 2023		December 31, 2022
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$3,423	$2,185	$3,146	$2,448
Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	1,855	844	1,851	840
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	269	161	272	183
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	703	45	732	60
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	579	149	598	142
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi- strategy, and other strategies	1,954	272	1,829	391
Total private equity funds		8,783	3,656	8,428	4,064
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	19	—	92	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	670	—	696	—
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	191	—	414	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	149	—	192	—
Total hedge funds		1,029	—	1,394	—
Total		$9,812	$3,656	$9,822	$4,064
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

AIG | Second Quarter 2023 Form 10-Q	35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended June 30,		Gain (Loss) Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Assets:
Other bond securities(a)	$(1)	$(355)	$135	$(674)
Alternative investments(b)	134	(167)	211	231
Liabilities:
Long-term debt(c)	3	68	2	171
Total gain (loss)	$136	$(454)	$348	$(272)
(a)Includes certain securities supporting the funds withheld arrangements with Fortitude Re. For additional information regarding the gains and losses for Other bond securities, see Note 6. For additional information regarding the funds withheld arrangements with Fortitude Re, see Note 8.
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
The following table presents the difference between fair value and the aggregate contractual principal amount of long-term debt for which the fair value option was elected:

	June 30, 2023			December 31, 2022
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference
Liabilities:
Long-term debt*	$50	$41	$9	$56	$45	$11
*Includes GIAs, notes, bonds, loans and mortgages payable.
FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Level 1	Level 2	Level 3	Total	2023	2022	2023	2022
June 30, 2023
Other assets	$—	$—	$12	$12	8	—	$17	$—
Total	$—	$—	$12	$12	$8	$—	$17	$—
December 31, 2022
Other investments	$—	$—	$12	$12
Total	$—	$—	$12	$12
In addition to the assets presented in the table above, AIG had $36 million and $163 million of loans held for sale which are carried at fair value at June 30, 2023 and December 31, 2022, respectively. There are no associated impairment charges.

36	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2023
Assets:
Mortgage and other loans receivable	$—	$273	$47,727	$48,000	$51,569
Other invested assets	—	853	6	859	858
Short-term investments	—	6,677	—	6,677	6,677
Cash	2,283	—	—	2,283	2,283
Other assets	35	2	—	37	37
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	106	136,027	136,133	139,239
Fortitude Re funds withheld payable	—	—	31,706	31,706	31,706
Other liabilities	—	532	—	532	532
Short-term and long-term debt*	—	19,395	261	19,656	21,302
Debt of consolidated investment entities	—	89	2,676	2,765	2,793
Separate account liabilities - investment contracts	—	85,761	—	85,761	85,761
December 31, 2022
Assets:
Mortgage and other loans receivable	$—	$89	$45,755	$45,844	$49,442
Other invested assets	—	848	6	854	854
Short-term investments	—	6,668	—	6,668	6,668
Cash	2,043	—	—	2,043	2,043
Other assets	24	9	—	33	33
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	119	129,174	129,293	137,086
Fortitude Re funds withheld payable	—	—	32,618	32,618	32,618
Other liabilities	—	3,101	—	3,101	3,101
Short-term and long-term debt	—	19,328	275	19,603	21,243
Debt of consolidated investment entities	—	3,055	2,478	5,533	5,880
Separate account liabilities - investment contracts	—	80,649	—	80,649	80,649
*Excludes $267 million reclassified to Liabilities held for sale on the Condensed Consolidated Balance Sheets.

AIG | Second Quarter 2023 Form 10-Q	37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

6. Investments
SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost and fair value of our available for sale securities:

(in millions)	Amortized Cost	Allowance for Credit Losses(a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$6,485	$—	$17	$(333)	$6,169
Obligations of states, municipalities and political subdivisions	11,982	—	107	(943)	11,146
Non-U.S. governments	14,087	(11)	97	(1,665)	12,508
Corporate debt	153,633	(67)	1,122	(21,385)	133,303
Mortgage-backed, asset-backed and collateralized:
RMBS	19,353	(26)	856	(1,289)	18,894
CMBS	15,258	(19)	13	(1,503)	13,749
CLO/ABS	28,437	(2)	99	(1,773)	26,761
Total mortgage-backed, asset-backed and collateralized	63,048	(47)	968	(4,565)	59,404
Total bonds available for sale(b)	$249,235	$(125)	$2,311	$(28,891)	$222,530
December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$7,094	$—	$21	$(496)	$6,619
Obligations of states, municipalities and political subdivisions	13,195	—	99	(1,195)	12,099
Non-U.S. governments	15,133	(6)	91	(1,733)	13,485
Corporate debt	160,242	(132)	1,152	(23,423)	137,839
Mortgage-backed, asset-backed and collateralized:
RMBS	19,584	(37)	807	(1,537)	18,817
CMBS	15,610	(11)	14	(1,420)	14,193
CLO/ABS	25,135	—	38	(2,069)	23,104
Total mortgage-backed, asset-backed and collateralized	60,329	(48)	859	(5,026)	56,114
Total bonds available for sale(b)	$255,993	$(186)	$2,222	$(31,873)	$226,156
(a)Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(b)At June 30, 2023 and December 31, 2022, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $17.8 billion or 8 percent and $22.3 billion or 10 percent, respectively.

38	AIG | Second Quarter 2023 Form 10-Q

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

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$5,299	$314	$213	$19	$5,512	$333
Obligations of states, municipalities and political subdivisions	7,172	861	769	82	7,941	943
Non-U.S. governments	10,200	1,647	438	18	10,638	1,665
Corporate debt	88,949	15,831	28,260	5,538	117,209	21,369
RMBS	8,305	687	3,775	560	12,080	1,247
CMBS	8,162	851	4,569	650	12,731	1,501
CLO/ABS	11,969	698	10,096	1,075	22,065	1,773
Total bonds available for sale	$140,056	$20,889	$48,120	$7,942	$188,176	$28,831

December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$3,493	$368	$1,816	$128	$5,309	$496
Obligations of states, municipalities and political subdivisions	8,697	1,180	73	15	8,770	1,195
Non-U.S. governments	10,702	1,526	779	191	11,481	1,717
Corporate debt	110,683	19,756	13,778	3,609	124,461	23,365
RMBS	10,953	1,293	1,005	182	11,958	1,475
CMBS	11,620	1,094	1,728	326	13,348	1,420
CLO/ABS	16,852	1,388	4,307	681	21,159	2,069
Total bonds available for sale	$173,000	$26,605	$23,486	$5,132	$196,486	$31,737
At June 30, 2023, we held 32,032 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 7,063 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2022, we held 36,549 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 4,048 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at June 30, 2023 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.

AIG | Second Quarter 2023 Form 10-Q	39

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale
The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities Available for Sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
June 30, 2023
Due in one year or less	$9,123	$9,000
Due after one year through five years	45,775	43,487
Due after five years through ten years	41,559	37,535
Due after ten years	89,652	73,104
Mortgage-backed, asset-backed and collateralized	63,001	59,404
Total	$249,110	$222,530
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$83	$424	$186	$790	$229	$1,022	$283	$1,026
For the three and six months ended June 30, 2023, the aggregate fair value of available for sale securities sold was $5.8 billion and $16.6 billion, respectively, which resulted in net realized gains (losses) of $(341) million and $(793) million, respectively. Included within the net realized gains (losses) are $(54) million and $(119) million of net realized gains (losses) for the three and six months ended June 30, 2023, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.
For the three and six months ended June 30, 2022, the aggregate fair value of available for sale securities sold was $9.2 billion and $14.0 billion, respectively, which resulted in net realized gains (losses) of $(604) million and $(743) million, respectively. Included within the net realized gains (losses) are $(122) million and $(154) million of net realized gains (losses) for the three and six months ended June 30, 2022, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.

40	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

(in millions)	June 30, 2023		December 31, 2022
	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$—	—%	$—	—%
Obligations of states, municipalities and political subdivisions	111	2	111	2
Non-U.S. governments	46	1	66	1
Corporate debt	2,577	46	2,392	47
Mortgage-backed, asset-backed and collateralized:
RMBS	358	6	286	6
CMBS	309	6	331	7
CLO/ABS and other collateralized	1,540	27	1,299	26
Total mortgage-backed, asset-backed and collateralized	2,207	39	1,916	39
Total fixed maturity securities	4,941	88	4,485	89
Equity securities	660	12	575	11
Total	$5,601	100%	$5,060	100%
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	June 30, 2023	December 31, 2022
Alternative investments(a)(b)	$11,792	$11,809
Investment real estate(c)	2,218	2,153
All other investments(d)	2,057	1,991
Total	$16,067	$15,953
(a)At June 30, 2023, included hedge funds of $1.0 billion and private equity funds of $10.8 billion. At December 31, 2022, included hedge funds of $1.4 billion and private equity funds of $10.4 billion.
(b)At June 30, 2023, approximately 51 percent of our hedge fund portfolio is available for redemption in 2023. The remaining 49 percent will be available for redemption between 2024 and 2028.
(c)Represents values net of accumulated depreciation. At June 30, 2023 and December 31, 2022, the accumulated depreciation was $806 million and $786 million, respectively.
(d)Includes AIG's ownership interest in Fortitude Group Holdings, LLC (FRL), which is recorded using the measurement alternative for equity securities. Our investment in FRL totaled $156 million and $156 million at June 30, 2023 and December 31, 2022, respectively.

AIG | Second Quarter 2023 Form 10-Q	41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

NET INVESTMENT INCOME
The following table presents the components of Net investment income:

Three Months Ended June 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$2,629	$232	$2,861	$2,147	$267	$2,414
Other fixed maturity securities(a)	8	(7)	1	(175)	(180)	(355)
Equity securities	43	—	43	(30)	—	(30)
Interest on mortgage and other loans	625	58	683	460	51	511
Alternative investments(b)	147	13	160	109	56	165
Real estate	17	—	17	32	—	32
Other investments(c)	8	1	9	37	3	40
Total investment income	3,477	297	3,774	2,580	197	2,777
Investment expenses	197	6	203	164	9	173
Net investment income	$3,280	$291	$3,571	$2,416	$188	$2,604

Six Months Ended June 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$5,175	$475	$5,650	$4,188	$568	$4,756
Other fixed maturity securities(a)	20	116	136	(376)	(298)	(674)
Equity securities	94	—	94	(57)	—	(57)
Interest on mortgage and other loans	1,192	117	1,309	913	97	1,010
Alternative investments(b)	223	44	267	778	127	905
Real estate	20	—	20	32	—	32
Other investments(c)	36	—	36	194	3	197
Total investment income	6,760	752	7,512	5,672	497	6,169
Investment expenses	393	15	408	310	18	328
Net investment income	$6,367	$737	$7,104	$5,362	$479	$5,841
(a)Included in the three and six months ended June 30, 2022 were income (loss) of $(55) million and $(151) million, respectively, related to fixed maturity securities measured at fair value that economically hedge liabilities described in (c) below.
(b)Included income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.
(c)Included in the three and six months ended June 30, 2023 were income (loss) of $(1) million and $(4) million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above. Included in the three and six months ended June 30, 2022 were income (loss) of $41 million and $132 million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above.
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
•Most changes in the fair value of free standing and embedded derivatives, including changes in the non-performance adjustment are included in Net realized gains (losses). However, changes in derivatives designated as hedging instruments when the fair value of the hedged item is not reported in Net realized gains (losses) are excluded from Net realized gains (losses). Additionally, in conjunction with the adoption of LDTI, changes in the fair value of free standing derivatives that hedge certain MRBs are excluded from Net realized gains (losses).
•Foreign exchange gains and losses resulting from foreign currency transactions.
•Changes in fair value of the embedded derivative related to the Fortitude Re funds withheld assets.

42	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

The following table presents the components of Net realized gains (losses):

Three Months Ended June 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(287)	$(54)	$(341)	$(482)	$(122)	$(604)
Change in allowance for credit losses on fixed maturity securities	(56)	(2)	(58)	(47)	(1)	(48)
Change in allowance for credit losses on loans	(46)	(5)	(51)	24	6	30
Foreign exchange transactions	211	11	222	(229)	(15)	(244)
Index-linked interest credited embedded derivatives, net of related hedges	(141)	—	(141)	(20)	—	(20)
All other derivatives and hedge accounting*	26	(87)	(61)	682	48	730
Sales of alternative investments and real estate investments	4	(1)	3	7	2	9
Other	(50)	—	(50)	7	(4)	3
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(339)	(138)	(477)	(58)	(86)	(144)
Net realized gains on Fortitude Re funds withheld embedded derivative	—	180	180	—	2,776	2,776
Net realized gains (losses)	$(339)	$42	$(297)	$(58)	$2,690	$2,632

Six Months Ended June 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(674)	$(119)	$(793)	$(589)	$(154)	$(743)
Change in allowance for credit losses on fixed maturity securities	(72)	(2)	(74)	(100)	(41)	(141)
Change in allowance for credit losses on loans	(88)	(26)	(114)	5	(2)	3
Foreign exchange transactions	325	27	352	(242)	(24)	(266)
Index-linked interest credited embedded derivatives, net of related hedges	(319)	—	(319)	183	—	183
All other derivatives and hedge accounting*	(191)	(49)	(240)	1,082	(8)	1,074
Sales of alternative investments and real estate investments	8	—	8	23	3	26
Other	(41)	—	(41)	(19)	—	(19)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(1,052)	(169)	(1,221)	343	(226)	117
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(985)	(985)	—	6,094	6,094
Net realized gains (losses)	$(1,052)	$(1,154)	$(2,206)	$343	$5,868	$6,211
*Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 13.

CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(1,934)	$(17,897)	$3,071	$(38,057)
Other investments	—	(7)	—	(14)
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$(1,934)	$(17,904)	$3,071	$(38,071)
*Excludes net unrealized gains and losses attributable to businesses held for sale at June 30, 2023.

AIG | Second Quarter 2023 Form 10-Q	43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other investments still held at the reporting date:

Three Months Ended June 30,	2023			2022
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$43	$187	$230	$(30)	$(71)	$(101)
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	(13)	17	4	(1)	(33)	(34)
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$56	$170	$226	$(29)	$(38)	$(67)

Six Months Ended June 30,	2023			2022
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$94	$297	$391	$(57)	$404	$347
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	140	18	158	93	(36)	57
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(46)	$279	$233	$(150)	$440	$290
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
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Three Months Ended June 30,	2023			2022
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Balance, beginning of period	$45	$91	$136	$15	$176	$191
Additions:
Securities for which allowance for credit losses were not previously recorded	16	40	56	2	28	30
Reductions:
Securities sold during the period	(2)	(16)	(18)	(1)	(40)	(41)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	—	2	2	10	8	18
Write-offs charged against the allowance	(10)	(37)	(47)	—	(22)	(22)
Other	(2)	(2)	(4)	—	(1)	(1)
Balance, end of period	$47	$78	$125	$26	$149	$175

Six Months Ended June 30,	2023			2022
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Balance, beginning of year	$46	$140	$186	$8	$90	$98
Additions:
Securities for which allowance for credit losses were not previously recorded	18	62	80	51	156	207
Reductions:
Securities sold during the period	(3)	(26)	(29)	(1)	(41)	(42)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	(4)	(2)	(6)	(32)	(34)	(66)
Write-offs charged against the allowance	(10)	(87)	(97)	—	(22)	(22)
Other	—	(9)	(9)	—	—	—
Balance, end of period	$47	$78	$125	$26	$149	$175

44	AIG | Second Quarter 2023 Form 10-Q

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
We did not purchase securities with more than insignificant credit deterioration since their origination during the six months ended June 30, 2023 and 2022.
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
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	June 30, 2023	December 31, 2022
Fixed maturity securities available for sale	$542	$2,968
At June 30, 2023 and December 31, 2022, amounts borrowed under repurchase and securities lending agreements totaled $532 million and $3.1 billion, respectively.
The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
June 30, 2023
Bonds available for sale:
Non-U.S. governments	$—	$—	$—	$—	$—	$—
Corporate debt	27	515	—	—	—	542
Total	$27	$515	$—	$—	$—	$542

AIG | Second Quarter 2023 Form 10-Q	45

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

December 31, 2022
Bonds available for sale:
Non-U.S. governments	$—	$20	$—	$—	$—	$20
Corporate debt	—	2,371	577	—	—	2,948
Total	$—	$2,391	$577	$—	$—	$2,968
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
The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	June 30, 2023	December 31, 2022
Securities collateral pledged to us	$2,019	$—
At June 30, 2023, the carrying value of reverse repurchase agreements totaled $2.0 billion.
All secured financing transactions are collateralized and margined on a daily basis consistent with market standards and subject to enforceable master netting arrangements with rights of set off. We do not currently offset any such transactions.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance contracts, was $14.5 billion and $13.6 billion at June 30, 2023 and December 31, 2022, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $263 million and $239 million of stock in FHLBs at June 30, 2023 and December 31, 2022, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $7.1 billion and $2.5 billion, respectively, at June 30, 2023 and $5.8 billion and $1.8 billion, respectively, at December 31, 2022.
Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $56 million and $63 million, at June 30, 2023 and December 31, 2022, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.
Investments held in escrow accounts or otherwise subject to restriction as to their use were $303 million and $301 million, comprised of bonds available for sale and short-term investments at June 30, 2023 and December 31, 2022, respectively.
Reinsurance transactions between AIG and Fortitude Re were structured as modco and loss portfolio transfer arrangements with funds withheld.

46	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

7. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	June 30, 2023	December 31, 2022
Commercial mortgages(a)	$37,926	$37,128
Residential mortgages	7,708	6,130
Life insurance policy loans	1,762	1,758
Commercial loans, other loans and notes receivable(b)	5,015	5,305
Total mortgage and other loans receivable(c)	52,411	50,321
Allowance for credit losses(c)(d)	(806)	(716)
Mortgage and other loans receivable, net(c)	$51,605	$49,605
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 18 percent and 11 percent, respectively, at June 30, 2023 and 19 percent and 11 percent, respectively, at December 31, 2022).
(b)Includes loans held for sale which are carried at lower of cost or market and are collateralized primarily by apartments. As of June 30, 2023 and December 31, 2022, the net carrying value of these loans were $186 million and $170 million, respectively.
(c)Excludes $37.6 billion at both June 30, 2023 and December 31, 2022 of loan receivable from AIGFP, which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1.
(d)Does not include allowance for credit losses of $87 million and $69 million, respectively, at June 30, 2023 and December 31, 2022, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of June 30, 2023, $6 million and $708 million of residential mortgage loans and commercial mortgage loans, respectively, are placed on nonaccrual status. As of December 31, 2022, $5 million and $703 million of residential mortgage loans and commercial mortgage loans, respectively, are placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of June 30, 2023, accrued interest receivable was $20 million and $171 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2022, accrued interest receivable was $15 million and $147 million associated with residential mortgage loans and commercial mortgage loans, respectively.
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

AIG | Second Quarter 2023 Form 10-Q	47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

June 30, 2023	2023	2022	2021	2020	2019	Prior	Total
(in millions)
>1.2X	$1,363	$5,558	$2,531	$1,263	$5,190	$14,809	$30,714
1.00 - 1.20X	54	1,138	1,152	912	230	1,771	5,257
<1.00X	67	50	—	23	—	1,815	1,955
Total commercial mortgages	$1,484	$6,746	$3,683	$2,198	$5,420	$18,395	$37,926

December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
(in millions)
>1.2X	$5,518	$2,457	$1,710	$4,985	$4,120	$11,663	$30,453
1.00 - 1.20X	910	898	473	416	567	1,353	4,617
<1.00X	45	—	23	52	744	1,194	2,058
Total commercial mortgages	$6,473	$3,355	$2,206	$5,453	$5,431	$14,210	$37,128
The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

June 30, 2023	2023	2022	2021	2020	2019	Prior	Total
(in millions)
Less than 65%	$1,048	$5,172	$2,744	$1,956	$3,948	$13,155	$28,023
65% to 75%	348	1,210	650	76	1,422	2,852	6,558
76% to 80%	—	364	52	—	—	469	885
Greater than 80%	88	—	237	166	50	1,919	2,460
Total commercial mortgages	$1,484	$6,746	$3,683	$2,198	$5,420	$18,395	$37,926

December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
(in millions)
Less than 65%	$5,425	$2,548	$1,775	$3,958	$3,016	$10,739	$27,461
65% to 75%	998	517	405	1,445	1,487	1,393	6,245
76% to 80%	50	52	—	—	168	229	499
Greater than 80%	—	238	26	50	760	1,849	2,923
Total commercial mortgages	$6,473	$3,355	$2,206	$5,453	$5,431	$14,210	$37,128
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9x at both periods ended on June 30, 2023 and December 31, 2022. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 58 percent at June 30, 2023 and 59 percent at December 31, 2022. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
The following table presents supplementary credit quality information related to commercial mortgages:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
June 30, 2023
Past Due Status:
In good standing	618	$15,282	$9,766	$4,000	$6,180	$2,062	$437	$37,727	99%
90 days or less delinquent	—	—	—	—	—	—	—	—	—
>90 days delinquent or in process of foreclosure(a)	4	—	157	42	—	—	—	199	1
Total(b)	622	$15,282	$9,923	$4,042	$6,180	$2,062	$437	$37,926	100%
Allowance for credit losses		$98	$431	$94	$76	$29	$9	$737	2%

48	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

December 31, 2022
Past Due Status:
In good standing	625	$14,597	$10,102	$3,774	$6,006	$2,027	$407	$36,913	99%
90 days or less delinquent	—	—	—	—	—	—	—	—	—
>90 days delinquent or in process of foreclosure(a)	4	—	173	42	—	—	—	215	1
Total(b)	629	$14,597	$10,275	$3,816	$6,006	$2,027	$407	$37,128	100%
Allowance for credit losses		$100	$351	$81	$71	$29	$8	$640	2%
(a)Includes $157 million and $156 million of Office loans supporting the Fortitude Re funds withheld arrangements, greater than 90 days delinquent or in process of foreclosure, at June 30, 2023 and December 31, 2022, respectively.
(b)Does not reflect allowance for credit losses.
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

June 30, 2023	2023	2022	2021	2020	2019	Prior	Total
(in millions)
FICO*:
780 and greater	$285	$553	$2,317	$640	$241	$628	$4,664
720 - 779	664	582	540	169	80	235	2,270
660 - 719	170	250	88	38	26	106	678
600 - 659	2	21	7	7	6	40	83
Less than 600	—	—	1	1	2	9	13
Total residential mortgages	$1,121	$1,406	$2,953	$855	$355	$1,018	$7,708

December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
(in millions)
FICO*:
780 and greater	$296	$2,204	$654	$232	$77	$567	$4,030
720 - 779	536	728	168	76	32	169	1,709
660 - 719	163	80	28	16	9	62	358
600 - 659	2	4	2	2	2	14	26
Less than 600	—	—	—	1	—	6	7
Total residential mortgages	$997	$3,016	$852	$327	$120	$818	$6,130
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
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a):

Three Months Ended June 30,	2023(b)			2022
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of period	$706	$80	$786	$533	$84	$617
Loans charged off	(6)	—	(6)	—	—	—
Net charge-offs	(6)	—	(6)	—	—	—
Addition to (release of) allowance for loan losses	37	(11)	26	(8)	(6)	(14)
Reclassified to held for sale	—	—	—	—	—	—
Allowance, end of period	$737	$69	$806	$525	$78	$603

AIG | Second Quarter 2023 Form 10-Q	49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

Six Months Ended June 30,	2023(b)			2022
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of year	$640	$76	$716	$545	$84	$629
Loans charged off	(6)	—	(6)	(4)	—	(4)
Net charge-offs	(6)	—	(6)	(4)	—	(4)
Addition to (release of) allowance for loan losses	103	(7)	96	(16)	(6)	(22)
Reclassified to held for sale	—	—	—	—	—	—
Allowance, end of period	$737	$69	$806	$525	$78	$603
(a)Does not include allowance for credit losses of $87 million and $89 million, respectively, at June 30, 2023 and 2022 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
(b)Excludes $37.6 billion at both June 30, 2023 and December 31, 2022, of loan receivable from AIGFP, which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1.
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
During the six months ended June 30, 2023, AIG did not modify any loans to borrowers experiencing financial difficulty.
There were no loans that had defaulted during the six months ended June 30, 2023, that had been previously modified with borrowers experiencing financial difficulties.
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
During the six months ended June 30, 2022, loans with a carrying value of $115 million were modified as troubled debt restructurings. Effective January 1, 2023, we are no longer required to assess whether loan modifications are troubled debt restructurings.

50	AIG | Second Quarter 2023 Form 10-Q

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
The following tables present the transition rollforward for Reinsurance assets:

(in millions)	Individual Retirement	Life Insurance	Institutional Markets	Total
Reinsurance assets - other, net of allowance for credit losses and disputes(a)
Pre-adoption, December 31, 2020	$309	$2,370	$28	$2,707
Reclassification of Cost of Reinsurance(b)	—	416	—	416
Reclassification to Market risk benefits	(35)	—	—	(35)
Change in cash flow assumptions and effect of net premiums exceeding gross premiums	—	9	—	9
Change due to the current upper-medium grade discount rate	—	74	5	79
Post-adoption January 1, 2021	$274	$2,869	$33	$3,176

AIG | Second Quarter 2023 Form 10-Q	51

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 8. Reinsurance

(in millions)	Total
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes(c)
Pre-adoption, December 31, 2020	$29,135
Change in cash flow assumptions and effect of net premiums exceeding gross premiums	55
Change due to the current upper-medium grade discount rate	7,611
Post-adoption January 1, 2021	$36,801
(a)Excludes $36.3 billion of Reinsurance assets - other, net of allowance for credit losses and disputes in General Insurance and Other Operations.
(b)Cost of reinsurance is reported in Other liabilities in the Condensed consolidated Balance sheets.
(c)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re. Excludes $5.4 billion of Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes in General Insurance and Other Operations.
The remeasurement of the reinsurance assets using the current upper-medium grade discount rate is offset in AOCI.
FORTITUDE RE
Fortitude Re is the reinsurer of the majority of AIG’s run-off operations. The reinsurance transactions are structured as modco and loss portfolio transfer arrangements with funds withheld (funds withheld). In modco and funds withheld arrangements, the investments supporting the reinsurance agreements, and which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., AIG) thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, as AIG maintains ownership of these investments, AIG will maintain its existing accounting for these assets (e.g., the changes in fair value of available for sale securities will be recognized within OCI). AIG has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through Net realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.
As of June 30, 2023, approximately $27.5 billion of reserves from our Life and Retirement Run-Off Lines and approximately $3.1 billion of reserves from our General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	June 30, 2023		December 31, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$17,595	$17,595	$18,821	$18,821	Fair value through other comprehensive income (loss)
Fixed maturity securities - fair value option	4,558	4,558	4,182	4,182	Fair value through net investment income
Commercial mortgage loans	4,196	3,928	4,107	3,837	Amortized cost
Real estate investments	126	302	133	348	Amortized cost
Private equity funds / hedge funds	1,940	1,940	1,893	1,893	Fair value through net investment income
Policy loans	341	341	355	355	Amortized cost
Short-term investments	255	255	75	75	Fair value through net investment income
Funds withheld investment assets	29,011	28,919	29,566	29,511
Derivative assets, net(b)	58	58	90	90	Fair value through net realized gains (losses)
Other(c)	611	611	782	782	Amortized cost
Total	$29,680	$29,588	$30,438	$30,383
(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $376 million ($297 million after-tax) and $(6.1) billion ($(4.8) billion after-tax), respectively for the six months ended June 30, 2023 and 2022.
(b)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $191 million and $25 million, respectively, as of June 30, 2023. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $192 million and $28 million, respectively, as of December 31, 2022. These derivative assets and liabilities are fully collateralized either by cash or securities.
(c)Primarily comprised of Cash and Accrued investment income.

52	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 8. Reinsurance

The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net investment income - Fortitude Re funds withheld assets	$291	$188	$737	$479
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized losses - Fortitude Re funds withheld assets	(138)	(86)	(169)	(226)
Net realized gains (losses) - Fortitude Re funds withheld embedded derivative	180	2,776	(985)	6,094
Net realized gains (losses) on Fortitude Re funds withheld assets	42	2,690	(1,154)	5,868
Income (loss) from continuing operations before income tax expense (benefit)	333	2,878	(417)	6,347
Income tax expense (benefit)(a)	70	605	(88)	1,333
Net income (loss)	263	2,273	(329)	5,014
Change in unrealized appreciation (depreciation) of all other investments(a)	(259)	(2,156)	297	(4,794)
Comprehensive income (loss)	$4	$117	$(32)	$220
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
The total reinsurance recoverables as of June 30, 2023 were $72.5 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 90 percent of the reinsurance recoverables were investment grade, of which 50 percent related to General Insurance and 40 percent related to Life and Retirement; and (ii) approximately 10 percent of the reinsurance recoverables were non-investment grade, the majority of which related to General Insurance.
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
As of June 30, 2023 and December 31, 2022, approximately 85 percent and 77 percent, respectively, of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.

AIG | Second Quarter 2023 Form 10-Q	53

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 8. Reinsurance

Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

Three Months Ended June 30,	2023			2022
(in millions)	General Insurance	Life and Retirement	Total	General Insurance	Life and Retirement	Total
Balance, beginning of period	$253	$74	$327	$286	$105	$391
Addition to (release of) allowance for expected credit losses and disputes, net	(1)	(8)	(9)	(4)	2	(2)
Write-offs charged against the allowance for credit losses and disputes	—	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	2	—	2
Other changes	2	—	2	—	—	—
Balance, end of period	$254	$66	$320	$284	$107	$391

Six Months Ended June 30,	2023			2022
(in millions)	General Insurance	Life and Retirement	Total	General Insurance	Life and Retirement	Total
Balance, beginning of year	$260	$84	$344	$281	$101	$382
Addition to (release of) allowance for expected credit losses and disputes, net	(4)	(18)	(22)	1	6	7
Write-offs charged against the allowance for credit losses and disputes	(1)	—	(1)	(2)	—	(2)
Recoveries of amounts previously written off	—	—	—	2	—	2
Other changes	(1)	—	(1)	2	—	2
Balance, end of period	$254	$66	$320	$284	$107	$391
Past-Due Status
We consider a reinsurance asset to be past due when it is 90 days past due. The allowance for credit losses is estimated excluding disputed amounts. An allowance for disputes is established using the losses incurred method for contingencies. Past due balances on claims that are not in dispute were not material for any of the periods presented.

9. Deferred Policy Acquisition Costs
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

54	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Deferred Policy Acquisition Costs

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
Investment-oriented contracts: Certain policy acquisition costs and policy issuance costs related to investment-oriented contracts, for example universal life, variable and fixed annuities, and fixed index annuities, were deferred and amortized, with interest, in relation to the incidence of EGPs to be realized over the estimated lives of the contracts. EGPs were affected by a number of factors, including levels of current and expected interest rates, net investment income and spreads, net realized gains and losses, fees, surrender rates, mortality experience, policyholder behavior experience and equity market returns and volatility. In each reporting period, current period amortization expense was adjusted to reflect actual gross profits. If the assumptions used for estimating gross profit changed significantly, DAC was recalculated using the new assumptions, including actuarial assumptions such as mortality, lapse, benefit utilization, and premium persistency, and any resulting adjustment was included in income. If the new assumptions indicated that future EGPs were higher than previously estimated, DAC was increased resulting in a decrease in amortization expense and increase in income in the current period; if future EGPs were lower than previously estimated, DAC was decreased resulting in an increase in amortization expense and decrease in income in the current period. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products. DAC was grouped consistent with the manner in which the insurance contracts were acquired, serviced and measured for profitability and was reviewed for recoverability based on the current and projected future profitability of the underlying insurance contracts.
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
Unrealized Appreciation (Depreciation) of Investments: DAC related to investment-oriented contracts was also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on EGPs, with related changes recognized through OCI. The adjustment was made at each balance sheet date, as if the securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. Similarly, for long-duration traditional insurance contracts, if the assets supporting the liabilities were in a net unrealized gain position at the balance sheet date, loss recognition testing assumptions were updated to exclude such gains from future cash flows by reflecting the impact of reinvestment rates on future yields. If a future loss was anticipated under this basis, any additional shortfall indicated by loss recognition tests was recognized as a reduction in OCI. Similar to other loss recognition on long-duration insurance contracts, such shortfall is first reflected as a reduction in DAC and secondly as an increase in liabilities for Future policy benefits. The change in these adjustments, net of tax, was included with the change in net unrealized appreciation of investments that is credited or charged directly to OCI.

AIG | Second Quarter 2023 Form 10-Q	55

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Deferred Policy Acquisition Costs

SUBSEQUENT TO THE ADOPTION OF THE TARGETED IMPROVEMENTS TO THE ACCOUNTING FOR LONG-DURATION CONTRACTS STANDARD
DAC for all long-duration contracts, except for those with limited to no exposure to policyholder behavior risk, (i.e., certain investment contracts), is grouped and amortized on a constant level basis (i.e., approximating straight line amortization with adjustments for expected terminations) over the expected term of the related contracts using assumptions consistent with those used in estimating the related liability for future policy benefits, or any other related balances, for those corresponding contracts, as applicable. Capitalized expenses are only included in DAC amortization as expenses are incurred. For amortization purposes, contracts are grouped into annual cohorts by issue year and product and to segregate reinsured and non-reinsured contracts. For life insurance contracts, amortization is based on insurance in-force, while initial deposits are used for deferred annuity contracts, structured settlements and pension risk transfer products. Changes in future assumptions (e.g., expected duration of contracts or amount of coverage expected to be in force) are applied by adjusting the amortization rate prospectively. The Company has elected to implicitly account for actual experience, whether favorable or unfavorable, in its amortization expense each period. DAC is capped at the amount of expenses capitalized as the DAC balance does not accrue interest. DAC is not subject to recoverability testing.
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
The following table presents the transition rollforward for DAC*:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Pre-adoption December 31, 2020 DAC balance	$2,359	$560	$4,371	$26	$7,316
Adjustments for the removal of related balances in Accumulated other comprehensive income (loss) originating from unrealized gains (losses)	2,062	534	547	7	3,150
Post-adoption January 1, 2021 DAC balance	$4,421	$1,094	$4,918	$33	$10,466
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
The following table presents a rollforward of DAC:

Six Months Ended June 30, 2023	General Insurance	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets
(in millions)						Total
Balance, beginning of year	$2,310	$4,597	$1,060	$4,839	$51	$12,857
Capitalization	2,385	358	37	234	10	3,024
Amortization expense	(1,965)	(272)	(41)	(201)	(4)	(2,483)
Other, including foreign exchange*	(734)	—	—	38	—	(696)
Balance, end of period	$1,996	$4,683	$1,056	$4,910	$57	$12,702
Six Months Ended June 30, 2022
Balance, beginning of year	$2,428	$4,553	$1,078	$4,904	$38	$13,001
Capitalization	2,046	281	29	215	6	2,577
Amortization expense	(1,759)	(242)	(39)	(210)	(3)	(2,253)
Other, including foreign exchange	(130)	—	—	(77)	—	(207)
Balance, end of period	$2,585	$4,592	$1,068	$4,832	$41	$13,118
*Includes $712 million reclassified to Assets held for sale on the Condensed Consolidated Balance Sheets.

56	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Deferred Policy Acquisition Costs

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
Prior to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
DSI amounts were deferred and amortized over the life of the contract in relation to the incidence of EGPs to be realized over the estimated lives of the contracts. DSI was adjusted for the effect on EGPs of unrealized gains and losses on available-for-sale securities, with related changes recognized through OCI.
Subsequent to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
DSI amounts are deferred and amortized on a constant level basis over the life of the contract consistent with DAC. Changes in future assumptions (e.g., expected duration of contracts) are applied by adjusting the amortization rate prospectively rather than through a retrospective catch up adjustment. The Company has elected to implicitly account for actual experience, whether favorable or unfavorable, in its amortization expense each period, consistent with DAC.
The following table presents the transition rollforward for DSI*:

(in millions)	Individual Retirement	Group Retirement	Total
Pre-adoption December 31, 2020 DSI balance	$190	$91	$281
Adjustments for the removal of related balances in Accumulated other comprehensive income (loss) originating from unrealized gains (losses)	284	114	398
Post-adoption January 1, 2021 DSI balance	$474	$205	$679
*Other assets, excluding DSI, totaled $12.8 billion.
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
The following table presents a rollforward of DSI:

Six Months Ended June 30, 2023	2023			2022
(in millions)	Individual Retirement	Group Retirement	Total	Individual Retirement	Group Retirement	Total
Balance, beginning of year	$381	$177	$558	$428	$191	$619
Capitalization	4	1	5	4	—	4
Amortization expense	(27)	(7)	(34)	(26)	(7)	(33)
Balance, end of period*	$358	$171	$529	$406	$184	$590
*At June 30, 2023 and 2022, Other assets, excluding DSI, totaled $12.3 billion and $13.0 billion, respectively.

AIG | Second Quarter 2023 Form 10-Q	57

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Variable Interest Entities

10. Variable Interest Entities
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

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles(e)	Total
June 30, 2023
Assets:
Bonds available for sale	$—	$236	$236
Equity securities	34	—	34
Mortgage and other loans receivable	—	2,139	2,139
Other invested assets
Alternative investments(a)	2,860	—	2,860
Investment real estate	1,784	—	1,784
Short-term investments	292	33	325
Cash	99	—	99
Accrued investment income	—	16	16
Other assets	130	1	131
Total(b)	$5,199	$2,425	$7,624
Liabilities:
Debt of consolidated investment entities	$1,410	$1,197	$2,607
Other(c)	102	23	125
Total	$1,512	$1,220	$2,732

58	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Variable Interest Entities

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles(e)	Total
December 31, 2022
Assets:
Bonds available for sale	$—	$3,672	$3,672
Equity securities	51	—	51
Mortgage and other loans receivable	—	2,221	2,221
Other invested assets
Alternative investments(a)	2,842	—	2,842
Investment real estate	1,731	—	1,731
Short-term investments	191	281	472
Cash	71	—	71
Accrued investment income	—	9	9
Other assets	102	70	172
Total(b)	$4,988	$6,253	$11,241
Liabilities:
Debt of consolidated investment entities	$1,358	$4,336	$5,694
Other(c)	85	47	132
Total	$1,443	$4,383	$5,826
(a)Comprised primarily of investments in real estate joint ventures at June 30, 2023 and December 31, 2022.
(b)The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)Comprised primarily of Other liabilities at June 30, 2023 and December 31, 2022.
(d)At June 30, 2023 and December 31, 2022, off-balance sheet exposure primarily consisting of our insurance companies’ commitments to real estate and investment entities were $2.0 billion and $2.1 billion, respectively, of which commitments to external parties were $0.5 billion and $0.6 billion, respectively.
(e)During the six months ended June 30, 2023, as part of the sale of AIG Credit Management, LLC, certain consolidated investment entities were deconsolidated. The impact of the deconsolidation was a decrease of $3.6 billion in assets and $3.1 billion in liabilities, resulting in a pre-tax loss of $14 million.
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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(c)	Off-Balance Sheet		Total
June 30, 2023
Real estate and investment entities(a)	$513,797	$9,318	$3,826	(d)	$13,144
Other(b)	1,027	58	748	(e)	806
Total	$514,824	$9,376	$4,574		$13,950
December 31, 2022
Real estate and investment entities(a)	$504,219	$9,145	$3,938	(d)	$13,083
Other(b)	1,302	247	747	(e)	994
Total	$505,521	$9,392	$4,685		$14,077
(a)Comprised primarily of hedge funds and private equity funds.
(b)At June 30, 2023 and December 31, 2022, excludes approximately $1,986 million and $2,057 million, respectively, of VIE assets related to AIGFP and its consolidated subsidiaries, with maximum off-balance sheet exposure to loss of $1,959 million and $2,033 million, respectively. For additional information, see Note 1.
(c)At June 30, 2023 and December 31, 2022, $9.3 billion and $9.3 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.
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
For additional information on VIEs, see Note 9 to the Consolidated Financial Statements in the 2022 Annual Report.

AIG | Second Quarter 2023 Form 10-Q	59

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Derivatives and Hedge Accounting

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
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2023				December 31, 2022
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$642	$210	$1,428	$38	$251	$355	$1,688	$66
Foreign exchange contracts	4,978	530	3,752	275	4,543	642	4,899	317
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	35,331	2,251	30,855	3,070	39,833	3,367	34,128	4,772
Foreign exchange contracts	9,968	897	10,077	524	8,626	1,202	10,397	821
Equity contracts	35,621	1,280	9,042	347	31,264	428	4,740	26
Commodity contracts	—	—	—	—	212	9	20	—
Credit contracts(b)	1,807	33	537	39	1,808	32	933	41
Other contracts(c)	46,017	15	—	—	47,184	14	—	—
Total derivatives, gross	$134,364	$5,216	$55,691	$4,293	$133,721	$6,049	$56,805	$6,043
Counterparty netting(d)		(2,826)		(2,826)		(3,895)		(3,895)
Cash collateral(e)		(1,980)		(1,182)		(1,640)		(1,917)
Total derivatives on Condensed Consolidated Balance Sheets(f)		$410		$285		$514		$231
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)As of June 30, 2023 and December 31, 2022, included CDSs on super senior multi-sector CLO with a net notional amount of $53 million and $79 million (fair value liability of $32 million and $32 million, respectively). The net notional amount represents the maximum exposure to loss on the portfolio.
(c)Consists primarily of stable value wraps and contracts with multiple underlying exposures.
(d)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(e)Represents cash collateral posted and received that is eligible for netting.
(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was $2.1 billion at June 30, 2023 and $2.2 billion at December 31, 2022. Fair value of liabilities related to bifurcated embedded derivatives was $6.9 billion and $5.4 billion, respectively, at June 30, 2023 and December 31, 2022. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life products, which include equity and interest rate components, and the funds withheld arrangement with Fortitude Re. For additional information, see Note 8.

60	AIG | Second Quarter 2023 Form 10-Q

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
Collateral posted by us to third parties for derivative transactions was $2.2 billion and $2.9 billion at June 30, 2023 and December 31, 2022, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $2.4 billion and $2.0 billion at June 30, 2023 and December 31, 2022, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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
We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three and six months ended June 30, 2023, we recognized gains (losses) of $(8) million and $(33) million, respectively, and for the three and six months ended June 30, 2022, we recognized gains (losses) of $220 million and $307 million, respectively, included in Change in foreign currency translation adjustments in OCI related to the net investment hedge relationships.
A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

AIG | Second Quarter 2023 Form 10-Q	61

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Derivatives and Hedge Accounting

The following table presents the gain (loss) recognized in income on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Income for:
(in millions)	Hedging Derivatives(a)	Excluded Components(b)	Hedged Items	Net Impact
Three Months Ended June 30, 2023
Interest rate contracts:
Interest credited to policyholder account balances	$(7)	$1	$(3)	$(9)
Net investment income	—	—	—	—
Foreign exchange contracts:
Net realized gains/(losses)	(314)	121	314	121
Three Months Ended June 30, 2022
Interest rate contracts:
Interest credited to policyholder account balances	$(7)	$—	$8	$1
Net investment income	—	—	—	—
Foreign exchange contracts:
Net realized gains/(losses)	325	98	(325)	98
Six Months Ended June 30, 2023
Interest rate contracts:
Interest credited to policyholder account balances	$36	$1	$(50)	$(13)
Net investment income	—	—	—	—
Foreign exchange contracts:
Net realized gains/(losses)	(444)	197	444	197
Six Months Ended June 30, 2022
Interest rate contracts:
Interest credited to policyholder account balances	$(28)	$—	$31	$3
Net investment income	1	—	(1)	—
Foreign exchange contracts:
Net realized gains/(losses)	434	140	(434)	140
(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in income on a mark-to-market basis.

62	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Derivatives and Hedge Accounting

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
By Derivative Type:
Interest rate contracts	$(179)	$(869)	$(84)	$(1,482)
Foreign exchange contracts	(220)	730	(321)	966
Equity contracts	3	78	(75)	(126)
Commodity contracts	1	(3)	8	(7)
Credit contracts	—	—	(1)	(1)
Other contracts	17	13	33	31
Embedded derivatives	(256)	3,333	(1,804)	7,312
Total	$(634)	$3,282	$(2,244)	$6,693
By Classification:
Policy fees	$17	$15	$33	$30
Net investment income - excluding Fortitude Re funds withheld assets	—	3	—	2
Net investment income - Fortitude Re funds withheld assets	—	—	(2)	—
Net realized gains (losses) - excluding Fortitude Re funds withheld assets	(120)	659	(511)	1,266
Net realized gains (losses) on Fortitude Re funds withheld assets(a)	93	2,824	(1,034)	6,086
Policyholder benefits and claims incurred	(3)	(7)	—	(14)
Change in the fair value of market risk benefits, net(b)	(621)	(212)	(730)	(677)
Total	$(634)	$3,282	$(2,244)	$6,693
(a)Includes over-the-counter derivatives supporting the funds withheld arrangements with Fortitude Re and the embedded derivative contained within the funds withheld payable with Fortitude Re.
(b)This represents activity related to derivatives that economically hedged changes in the fair value of certain market risk benefits.
CREDIT RISK-RELATED CONTINGENT FEATURES
We estimate that at June 30, 2023, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $6 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $33 million and $32 million at June 30, 2023 and December 31, 2022, respectively. The aggregate fair value of assets posted as collateral under these contracts at June 30, 2023 and December 31, 2022, was approximately $33 million and $34 million, respectively.
HYBRID SECURITIES WITH EMBEDDED CREDIT DERIVATIVES
We invest in hybrid securities (such as credit-linked notes) with the intent of generating income and not specifically to acquire exposure to embedded derivative risk. As is the case with our other investments in RMBS, CMBS, CLO and ABS, our investments in these hybrid securities are exposed to losses only up to the amount of our initial investment in the hybrid security. Other than our initial investment in the hybrid securities, we have no further obligation to make payments on the embedded credit derivatives in the related hybrid securities.
We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair value of these hybrid securities was under $1 million at both June 30, 2023 and December 31, 2022, respectively. These securities have par amounts of $42 million and $42 million at June 30, 2023 and December 31, 2022, respectively, and have remaining stated maturity dates that extend to 2052.

AIG | Second Quarter 2023 Form 10-Q	63

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

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
Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.4 billion and $12.1 billion at June 30, 2023 and December 31, 2022, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At June 30, 2023 and December 31, 2022 we held collateral of approximately $8.8 billion and $8.6 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both June 30, 2023 and December 31, 2022.
The following table presents the rollforward of activity in loss reserves:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Liability for unpaid loss and loss adjustment expenses, beginning of period	$75,793	$78,183	$75,167	$79,026
Reinsurance recoverable	(32,366)	(34,321)	(32,102)	(35,213)
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	43,427	43,862	43,065	43,813
Losses and loss adjustment expenses incurred:
Current year	3,945	3,765	7,729	7,647
Prior years, excluding discount and amortization of deferred gain	(107)	(374)	(134)	(425)
Prior years, discount charge (benefit)	54	38	148	42
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(25)	28	(85)	(14)
Total losses and loss adjustment expenses incurred	3,867	3,457	7,658	7,250
Losses and loss adjustment expenses paid:
Current year	(881)	(834)	(1,170)	(1,157)
Prior years	(2,994)	(2,729)	(6,543)	(6,171)
Total losses and loss adjustment expenses paid	(3,875)	(3,563)	(7,713)	(7,328)
Other changes:
Foreign exchange effect	(25)	(800)	372	(796)
Retroactive reinsurance adjustment (net of discount)(b)	47	200	59	217
Reclassified to held for sale, net of reinsurance recoverables	(3,383)	—	(3,383)	—
Total other changes	(3,361)	(600)	(2,952)	(579)
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	40,058	43,156	40,058	43,156
Reinsurance recoverable(c)	30,226	33,583	30,226	33,583
Total	$70,284	$76,739	$70,284	$76,739
(a)Includes $6 million and $6 million for the retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), covering U.S. asbestos exposures for the three months ended June 30, 2023 and 2022, respectively, and $13 million and $10 million for the six months ended June 30, 2023 and 2022, respectively.

64	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

(b)Includes benefit (charge) from change in discount on retroactive reinsurance in the amount of $26 million and $18 million for the three months ended June 30, 2023 and 2022 respectively, and $96 million and $57 million for the six months ended June 30, 2023 and 2022, respectively.
(c)Excludes $1.5 billion of Reinsurance recoverable reclassified to Assets held for sale on the Condensed Consolidated Balance Sheets at June 30, 2023.
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
Prior Year Development
During the three months ended June 30, 2023, we recognized favorable prior year loss reserve development of $107 million excluding discount and amortization of deferred gain. The development in this period was largely driven by favorable development on our loss sensitive U.S. Workers Compensation business, U.S. Other Casualty and U.S. Property & Special Risks including prior year catastrophes, partially offset by unfavorable development on European Casualty. During the six months ended June 30, 2023, we recognized favorable prior year loss reserve development of $134 million excluding discount and amortization of deferred gain. The development in this period was largely driven by favorable development on our loss sensitive U.S. Workers Compensation business, U.S. Other Casualty and U.S. Property & Special Risks, partially offset by unfavorable development on European Casualty.
During the three months ended June 30, 2022, we recognized favorable prior year loss reserve development of $374 million excluding discount and amortization of deferred gain. During the six months ended June 30, 2022, we recognized favorable prior year loss reserve development of $425 million excluding discount and amortization of deferred gain. The development in these periods was primarily driven by favorable development on U.S. Workers Compensation, U.S. Other Casualty and Japan Personal Insurance, partially offset by unfavorable development on U.S Property and Special Risks.
Discounting of Loss Reserves
At June 30, 2023 and December 31, 2022, the loss reserves reflect a net loss reserve discount of $1.3 billion and $1.3 billion, respectively, including tabular and non-tabular calculations based upon the following assumptions:
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
At June 30, 2023 and December 31, 2022, the discount consists of $324 million and $314 million of tabular discount, respectively, and $970 million and $964 million of non-tabular discount for workers’ compensation, respectively. During the six months ended June 30, 2023 and 2022, the benefit / (charge) from changes in discount of $(80) million and $6 million, respectively, were recorded as part of Policyholder benefits and losses incurred in the Condensed Consolidated Statements of Income (Loss).
The following table presents the components of the loss reserve discount discussed above:

(in millions)	June 30, 2023	December 31, 2022
U.S. workers' compensation	$2,452	$2,532
Retroactive reinsurance	(1,158)	(1,254)
Total reserve discount(a)(b)	$1,294	$1,278
(a)Excludes $143 million and $135 million of discount related to certain long-tail liabilities in the UK at June 30, 2023 and December 31, 2022, respectively.
(b)Includes gross discount of $748 million and $763 million, which was 100 percent ceded to Fortitude Re at June 30, 2023 and December 31, 2022, respectively.

AIG | Second Quarter 2023 Form 10-Q	65

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

The following table presents the net loss reserve discount benefit (charge):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Current accident year	$38	$24	$68	$48
Accretion and other adjustments to prior year discount	(54)	(38)	(148)	(42)
Net reserve discount benefit (charge)	(16)	(14)	(80)	6
Change in discount on loss reserves ceded under retroactive reinsurance	26	18	96	57
Net change in total reserve discount*	$10	$4	$16	$63
*Excludes $4 million and $(7) million discount related to certain long-tail liabilities in the UK for the three months ended June 30, 2023 and 2022, respectively, and excludes $8 million and $(5) million discount related to certain long-tail liabilities in the UK for the six months ended June 30, 2023 and 2022, respectively.
Amortization of Deferred Gain on Retroactive Reinsurance
Amortization of the deferred gain on retroactive reinsurance includes $19 million and $(34) million related to the adverse development reinsurance cover with NICO for the three months ended June 30, 2023 and 2022, respectively, and $72 million and $4 million related to the adverse development reinsurance cover with NICO for the six months ended June 30, 2023 and 2022, respectively.
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
Prior to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
Future policy benefits for traditional and limited pay contracts were reserved using actuarial assumptions locked-in at contract issuance. These assumptions were only updated when a loss recognition event occurred. Also included in Future policy benefits were reserves for contracts in loss recognition, including the adjustment to reflect the effect of unrealized gains on fixed maturity securities available for sale with related changes recognized through OCI.
Future policy benefits also included certain guaranteed benefits of annuity products that were not considered embedded derivatives.
Subsequent to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
For traditional and limited pay long-duration products, benefit reserves are accrued and benefit expense is recognized using a NPR methodology for each annual cohort of business. This NPR method incorporates periodic retrospective revisions to the NPR to reflect updated actuarial assumptions and variances in actual versus expected experience. The Future policy benefit liability is accrued by multiplying the gross premium recognized in each period by the net premium ratio. The net premium is equal to the portion of the gross premium required to provide for all benefits and certain expenses and may not exceed 100 percent. Benefits in excess of premiums are expensed immediately through Policyholder benefits. In addition, periodic revisions to the NPR below 100 percent may result in reclassification between the benefit reserves and deferred profit liability for limited pay contracts.
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
The current discount rate assumption for the liability for future policy benefits is derived from market observable yields on upper-medium-grade fixed income instruments. The Company uses an external index as the source of the yields on these instruments for the first 30 years. For years 30 to 50, the yield is derived using market observable yields. Yields for years 50 to 100 are extrapolated using a flat forward approach, maintaining a constant forward spread through the period. The current discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change in the discount rate reflected in OCI.

66	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

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
The following table presents the transition rollforward of the liability for future policy benefits for nonparticipating contracts(a):

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(b)	Total
(in millions)
Pre-adoption December 31, 2020 liability for future policy benefits balance	$1,309	$282	$11,129	$11,029	$22,206	$45,955
Adjustments for the reclassification to the deferred profit liability	(65)	(8)	—	(766)	(859)	(1,698)
Change in cash flow assumptions and effect of net premiums exceeding gross premiums	(14)	2	15	4	55	62
Effect of the remeasurement of the liability at a current single A rate	156	63	2,977	1,655	7,611	12,462
Adjustment for the removal of loss recognition balances related to unrealized gain or loss on securities	(64)	(60)	4	(292)	—	(412)
Post-adoption January 1, 2021 liability for future policy benefits balance	$1,322	$279	$14,125	$11,630	$29,013	$56,369
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

AIG | Second Quarter 2023 Form 10-Q	67

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

The following tables present the balances and changes in the liability for future policy benefits and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets:

Six Months Ended June 30, 2023	General Insurance	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(e)	Total
(in millions, except for liability durations)
Present value of expected net premiums
Balance, beginning of year	$1,929	$—	$—	$11,654	$—	$991	$14,574
Effect of changes in discount rate assumptions (AOCI)	262	—	—	1,872	—	66	2,200
Beginning balance at original discount rate	2,191	—	—	13,526	—	1,057	16,774
Effect of changes in cash flow assumptions	—	—	—	—	—	—	—
Effect of actual variances from expected experience	(26)	—	—	10	—	6	(10)
Adjusted beginning of year balance	2,165	—	—	13,536	—	1,063	16,764
Issuances	67	—	—	666	—	—	733
Interest accrual	21	—	—	214	—	23	258
Net premium collected	(117)	—	—	(719)	—	(59)	(895)
Foreign exchange impact	(88)	—	—	206	—	—	118
Other	—	—	—	10	—	—	10
Ending balance at original discount rate	2,048	—	—	13,913	—	1,027	16,988
Effect of changes in discount rate assumptions (AOCI)	(330)	—	—	(1,904)	—	(61)	(2,295)
Balance, end of period	$1,718	$—	$—	$12,009	$—	$966	$14,693

Present value of expected future policy benefits
Balance, beginning of year	$2,380	$1,223	$211	$21,179	$12,464	$20,429	$57,886
Effect of changes in discount rate assumptions (AOCI)	362	167	2	3,424	2,634	1,083	7,672
Beginning balance at original discount rate	2,742	1,390	213	24,603	15,098	21,512	65,558
Effect of changes in cash flow assumptions(a)	—	—	—	—	—	—	—
Effect of actual variances from expected experience(a)	(16)	(1)	—	36	17	(8)	28
Adjusted beginning of year balance	2,726	1,389	213	24,639	15,115	21,504	65,586
Issuances	70	120	6	656	3,301	3	4,156
Interest accrual	26	25	5	450	301	513	1,320
Benefit payments	(122)	(65)	(13)	(943)	(521)	(739)	(2,403)
Foreign exchange impact	(121)	—	—	236	308	—	423
Other	—	—	—	5	—	(6)	(1)
Ending balance at original discount rate	2,579	1,469	211	25,043	18,504	21,275	69,081
Effect of changes in discount rate assumptions (AOCI)	(423)	(158)	(1)	(3,386)	(2,752)	(822)	(7,542)
Balance, end of period	$2,156	$1,311	$210	$21,657	$15,752	$20,453	$61,539
Net liability for future policy benefits, end of period	$438	$1,311	$210	$9,648	$15,752	$19,487	$46,846
Liability for future policy benefits for certain participating contracts							1,329
Liability for universal life policies with secondary guarantees and similar features(b)							3,458
Deferred profit liability							2,451
Other reconciling items(c)							1,606
Future policy benefits for life and accident and health insurance contracts							55,690
Less: Reinsurance recoverable							(23,765)
Net liability for future policy benefits after reinsurance recoverable							$31,925

Weighted average liability duration of the liability for future policy benefits(d)	9.9	7.8	6.9	12.5	11.6	11.5

68	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

Six Months Ended June 30, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(e)	Total
(in millions, except for liability durations)
Present value of expected net premiums
Balance, beginning of year	$—	$—	$14,369	$—	$1,274	$15,643
Effect of changes in discount rate assumptions (AOCI)	—	—	(706)	—	(150)	(856)
Beginning balance at original discount rate	—	—	13,663	—	1,124	14,787
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	—	—	(8)	—	4	(4)
Adjusted beginning of year balance	—	—	13,655	—	1,128	14,783
Issuances	—	—	728	—	—	728
Interest accrual	—	—	199	—	25	224
Net premium collected	—	—	(710)	—	(62)	(772)
Foreign exchange impact	—	—	(479)	—	—	(479)
Other	—	—	—	—	—	—
Ending balance at original discount rate	—	—	13,393	—	1,091	14,484
Effect of changes in discount rate assumptions (AOCI)	—	—	(1,174)	—	(16)	(1,190)
Balance, end of period	$—	$—	$12,219	$—	$1,075	$13,294

Present value of expected future policy benefits
Balance, beginning of year	$1,373	$264	$27,442	$13,890	$27,674	$70,643
Effect of changes in discount rate assumptions (AOCI)	(95)	(46)	(2,717)	(870)	(5,673)	(9,401)
Beginning balance at original discount rate	1,278	218	24,725	13,020	22,001	61,242
Effect of changes in cash flow assumptions(a)	—	—	—	—	—	—
Effect of actual variances from expected experience(a)	(7)	(1)	(6)	(5)	(18)	(37)
Adjusted beginning of year balance	1,271	217	24,719	13,015	21,983	61,205
Issuances	102	7	726	708	5	1,548
Interest accrual	20	4	439	215	615	1,293
Benefit payments	(56)	(13)	(905)	(390)	(746)	(2,110)
Foreign exchange impact	—	—	(610)	(318)	—	(928)
Other	—	—	(1)	—	(98)	(99)
Ending balance at original discount rate	1,337	215	24,368	13,230	21,759	60,909
Effect of changes in discount rate assumptions (AOCI)	(109)	10	(1,868)	(1,712)	451	(3,228)
Balance, end of period	$1,228	$225	$22,500	$11,518	$22,210	$57,681
Net liability for future policy benefits, end of period	$1,228	$225	$10,281	$11,518	$21,135	$44,387
Liability for future policy benefits for certain participating contracts						1,373
Liability for universal life policies with secondary guarantees and similar features(b)						3,663
Deferred profit liability						2,199
Other reconciling items(c)						2,222
Future policy benefits for life and accident and health insurance contracts						53,844
Less: Reinsurance recoverable						(26,677)
Net liability for future policy benefits after reinsurance recoverable						$27,167

Weighted average liability duration of the liability for future policy benefits(d)	7.7	7.2	12.7	11.1	12.0
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
(e)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.

AIG | Second Quarter 2023 Form 10-Q	69

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

For the six months ended June 30, 2023 and 2022 in the traditional term life insurance block, capping of net premium ratios at 100 percent causes our reserves to be higher by $13 million and $8 million, respectively, with a charge to net income. The discount rate was updated based on market observable information. Relative to the prior period, the increase in upper-medium-grade fixed income yields resulted in a decrease in the liability for future policy benefits.
The following table presents the amount of undiscounted expected future benefit payments and undiscounted and discounted expected gross premiums for future policy benefits for nonparticipating contracts:

Six Months Ended June 30,
(in millions)		2023	2022
General Insurance	Undiscounted expected future benefits and expense	$3,165	$3,421
	Undiscounted expected future gross premiums	4,383	4,494
	Discounted expected future gross premiums (at current discount rate)	3,109	3,533
Individual Retirement	Undiscounted expected future benefits and expense	$2,115	$1,835
	Undiscounted expected future gross premiums	—	—
	Discounted expected future gross premiums (at current discount rate)	—	—
Group Retirement	Undiscounted expected future benefits and expense	$316	$328
	Undiscounted expected future gross premiums	—	—
	Discounted expected future gross premiums (at current discount rate)	—	—
Life Insurance	Undiscounted expected future benefits and expense	$39,848	$38,406
	Undiscounted expected future gross premiums	29,792	28,810
	Discounted expected future gross premiums (at current discount rate)	19,207	19,704
Institutional Markets	Undiscounted expected future benefits and expense	$33,474	$21,092
	Undiscounted expected future gross premiums	—	—
	Discounted expected future gross premiums (at current discount rate)	—	—
Other*	Undiscounted expected future benefits and expense	$43,791	$45,258
	Undiscounted expected future gross premiums	2,179	2,346
	Discounted expected future gross premiums (at current discount rate)	1,435	1,602
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for future policy benefits for nonparticipating contracts:

	Gross Premiums		Interest Accretion		Gross Premiums		Interest Accretion
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
General Insurance	$137	$155	$3	$3	$232	$252	$4	$4
Individual Retirement	61	57	13	10	136	108	25	20
Group Retirement	4	5	2	1	10	13	5	4
Life Insurance	600	586	118	119	1,175	1,168	236	240
Institutional Markets	1,919	503	162	110	3,500	747	301	215
Other*	53	57	245	341	107	113	490	590
Total	$2,774	$1,363	$543	$584	$5,160	$2,401	$1,061	$1,073
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

Six Months Ended June 30, 2023	General Insurance	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other*

Weighted-average interest rate, original discount rate	1.81%	3.73%	5.14%	4.09%	3.95%	4.88%
Weighted-average interest rate, current discount rate	3.59%	5.27%	5.26%	5.27%	5.34%	5.25%

Six Months Ended June 30, 2022
Weighted-average interest rate, original discount rate	1.67%	3.37%	5.20%	4.15%	3.30%	4.84%
Weighted-average interest rate, current discount rate	2.68%	4.61%	4.58%	4.62%	4.52%	4.72%
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.

70	AIG | Second Quarter 2023 Form 10-Q

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
The following table presents the transition rollforward for deferred profit liability for long-duration contracts*:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other*	Total
(in millions)
Pre-adoption December 31, 2020 deferred profit liability balance	$2	$—	$5	$64	$—	$71
Adjustments for the reclassification from/(to) the liability for the future policy benefits	65	8	—	766	859	1,698
Post-adoption January 1, 2021 deferred profit liability balance	$67	$8	$5	$830	$859	$1,769
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
Additional Liabilities: For universal-life type products, insurance benefits in excess of the account balance are generally recognized as expenses in the period incurred unless the design of the product is such that future charges are insufficient to cover the benefits, in which case an “additional liability” is accrued over the life of the contract. These additional liabilities are included in Future policy benefits for life and accident and health insurance contracts in the Condensed Consolidated Balance Sheets. Prior to the adoption of the standard, our additional liabilities consisted primarily of guaranteed minimum death benefits (GMDBs) on annuities, as well as universal-life contracts with secondary guarantees. Subsequent to the adoption of this standard, the GMDBs have been reclassified and reported as MRBs, while the universal-life contracts with secondary guarantees continue to be reported as additional liabilities.

AIG | Second Quarter 2023 Form 10-Q	71

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

The following table presents the transition rollforward of the additional liabilities:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(c)	Total
(in millions)
Pre-adoption December 31, 2020 additional liabilities	$1,423	$221	$5,117	$—	$55	$6,816
Adjustment for the reclassification of additional liabilities from Future policy benefits to Market risk benefits(a)	(907)	(132)	—	—	—	(1,039)
Adjustment for removal of related balances in Accumulated other comprehensive income (loss) originating from unrealized gains (losses)(b)	(516)	(89)	—	—	—	(605)
Post-adoption January 1, 2021 additional liabilities	$—	$—	$5,117	$—	$55	$5,172
(a)Adjustments for the reclassification of additional liabilities from Future policy benefits to MRBs represent contract guarantees (e.g., GMDBs) that were previously classified as insurance liabilities within Future policy benefits, but have been reclassified as MRBs as of January 1, 2021. For additional information on the transition impacts associated with LDTI, see Note 14.
(b)Adjustments for the removal of related balances in Accumulated other comprehensive income (loss) originating from unrealized gains (losses) relate to the additional liabilities reclassified from Future policy benefits in the line above.
(c)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
Post-adoption, our additional liabilities primarily consist of universal life policies with secondary guarantees and these additional liabilities are recognized in addition to the Policyholder account balances. For universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception, a liability is recognized based on a benefit ratio of (a) the present value of total expected payments, in excess of the account value, over the life of the contract, divided by (b) the present value of total expected assessments over the life of the contract. For universal life policies without secondary guarantees, for which profits followed by losses are first expected after contract inception, we establish a liability, in addition to policyholder account balances, so that expected future losses are recognized in proportion to the emergence of profits in the earlier (profitable) years. Universal life account balances are reported within Policyholder contract deposits, while these additional liabilities are reported within the liability for future policy benefits in the Condensed Consolidated Balance Sheets. These additional liabilities are also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on accumulated assessments, with related changes recognized through OCI. The policyholder behavior assumptions for these liabilities include mortality, lapses and premium persistency. The capital market assumptions used for the liability for universal life secondary guarantees include discount rates and net earned rates.
The following table presents the balances and changes in the liability for universal life policies with secondary guarantees and similar features:

Six Months Ended June 30,	2023			2022
(in millions, except duration of liability)	Life Insurance	Other(b)	Total	Life Insurance	Other(b)	Total
Balance, beginning of year	$3,300	$55	$3,355	$4,952	$55	$5,007
Effect of changes in experience	149	(1)	148	194	(2)	192
Adjusted beginning balance	3,449	54	3,503	5,146	53	5,199
Assessments	341	1	342	344	1	345
Excess benefits paid	(457)	—	(457)	(496)	—	(496)
Interest accrual	61	1	62	65	1	66
Other	(3)	—	(3)	(5)	—	(5)
Changes related to unrealized appreciation (depreciation) of investments	11	—	11	(1,446)	—	(1,446)
Balance, end of period	3,402	56	3,458	3,608	55	3,663
Less: Reinsurance recoverable	(172)	—	(172)	(209)	—	(209)
Balance, end of period net of Reinsurance recoverable	$3,230	$56	$3,286	$3,399	$55	$3,454

Weighted average duration of liability(a)	26.2	9.2		27.1	9.7
(a)The weighted average duration of liabilities is calculated as the modified duration using projected future net liability cashflows that are aggregated at the segment level, utilizing the segment level weighted average interest rates, which can be found in the table below.
(b)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.

72	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for the liability for universal life policies with secondary guarantees and similar features:

	Gross Assessments		Interest Accretion		Gross Assessments		Interest Accretion
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Life Insurance	$274	$284	$33	$31	$573	$576	$61	$65
Other*	10	9	—	—	20	19	1	1
Total	$284	$293	$33	$31	$593	$595	$62	$66
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The following table presents the calculation of weighted average interest rate for the liability for universal life policies with secondary guarantees and similar features:

Six Months Ended June 30,	2023		2022
	Life Insurance	Other*	Life Insurance	Other*
Weighted-average interest rate	3.77%	4.20%	3.75%	4.20%
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.
The following table presents details concerning our universal life policies with secondary guarantees and similar features:

Six Months Ended June 30,
(dollars in millions)	2023	2022
Account value	$3,604	$3,406
Net amount at risk	$70,850	$66,889
Average attained age of contract holders	53	53
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
For additional information on index credits accounted for as embedded derivatives, see Note 5.
Under a funding agreement-backed notes issuance program, an unaffiliated, non-consolidated statutory trust issues medium-term notes to investors, which are secured by funding agreements issued to the trust by one of our Life and Retirement companies through our Institutional Markets business.
The following table presents the transition rollforward of Policyholder contract deposits account balances(a ):

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(b)	Total
(in millions)
Pre-adoption December 31, 2020 Policyholder contract deposits	$84,874	$43,805	$10,286	$11,559	$4,145	$154,669
Adjustment for the reclassification of the embedded derivative liability to market risk benefits, net of the host adjustment(s)	(5,671)	(576)	—	—	—	(6,247)
Post-adoption January 1, 2021 Policyholder contract deposits	$79,203	$43,229	$10,286	$11,559	$4,145	$148,422
(a)Excludes Other Operations of $(199) million.
(b)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.

AIG | Second Quarter 2023 Form 10-Q	73

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

The following table presents the balances and changes in Policyholder contract deposits account balances(a):

Six Months Ended June 30, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(d)	Total
(in millions, except for average crediting rate)
Policyholder contract deposits account balance, beginning of year	$89,554	$43,395	$10,224	$11,734	$3,587	$158,494
Deposits	8,898	2,597	809	1,608	22	13,934
Policy charges	(462)	(238)	(764)	(34)	(31)	(1,529)
Surrenders and withdrawals	(6,585)	(3,979)	(122)	(421)	(42)	(11,149)
Benefit payments	(2,012)	(1,080)	(100)	(283)	(171)	(3,646)
Net transfers from (to) separate account	1,637	1,221	—	473	—	3,331
Interest credited	863	554	188	218	85	1,908
Other	(3)	4	(32)	(1)	8	(24)
Policyholder contract deposits account balance, end of period	91,890	42,474	10,203	13,294	3,458	161,319
Other reconciling items(b)	(1,598)	(254)	135	42	(72)	(1,747)
Policyholder contract deposits	$90,292	$42,220	$10,338	$13,336	$3,386	$159,572

Weighted average crediting rate	2.59%	2.84%	4.30%	3.54%	4.95%
Cash surrender value(c)	$85,417	$41,550	$8,976	$2,555	$1,762	$140,260

Six Months Ended June 30, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(d)	Total
(in millions, except for average crediting rate)
Policyholder contract deposits account balance, beginning of year	$84,097	$43,902	$10,183	$10,804	$3,823	$152,809
Deposits	7,547	2,341	835	162	24	10,909
Policy charges	(395)	(259)	(782)	(34)	(33)	(1,503)
Surrenders and withdrawals	(4,008)	(2,726)	(103)	(27)	(32)	(6,896)
Benefit payments	(1,996)	(1,072)	(119)	(160)	(178)	(3,525)
Net transfers from (to) separate account	1,074	1,155	(2)	14	—	2,241
Interest credited	882	550	193	128	90	1,843
Other	6	1	(10)	(29)	7	(25)
Policyholder contract deposits account balance, end of period	87,207	43,892	10,195	10,858	3,701	155,853
Other reconciling items(b)	(2,245)	(353)	(60)	43	(77)	(2,692)
Policyholder contract deposits	$84,962	$43,539	$10,135	$10,901	$3,624	$153,161

Weighted average crediting rate	2.38%	2.72%	4.25%	2.40%	4.90%
Cash surrender value(c)	$81,207	$43,094	$8,935	$2,524	$1,839	$137,599
(a)Transactions between the general account and the separate account are presented in this table on a gross basis (e.g., a policyholder's funds are initially deposited into the general account and then simultaneously transferred to the separate account), thus, did not impact the ending balance of policyholder contract deposits.
(b)Includes MRBs that are bifurcated and reported separately, net of embedded derivatives recorded in Policyholder contract deposits. Other also includes amounts related to Other Operations of $(72) million and $(77) million at June 30, 2023 and 2022, respectively.
(c)Cash surrender value is related to the portion of policyholder contract deposits that have a defined cash surrender value (e.g. GICs, do not have a cash surrender value).
(d)Primarily represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
For information related to net amount at risk, refer to the table that presents the balances of and changes in MRBs in Note 13.

74	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

The following table presents Policyholder contract deposits account balance by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

June 30, 2023	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$7,044	$2,390	$23,797	$33,231
> 1% - 2%	4,151	23	2,067	6,241
> 2% - 3%	8,831	11	732	9,574
> 3% - 4%	7,122	39	6	7,167
> 4% - 5%	446	—	4	450
> 5%	32	—	4	36
Total	$27,626	$2,463	$26,610	$56,699
Group Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$2,018	$2,574	$6,382	$10,974
> 1% - 2%	4,050	1,624	391	6,065
> 2% - 3%	13,123	89	62	13,274
> 3% - 4%	651	—	—	651
> 4% - 5%	6,799	—	—	6,799
> 5%	151	—	—	151
Total	$26,792	$4,287	$6,835	$37,914
Life Insurance	Range of Guaranteed Minimum Credited Rate
<=1%	$—	$—	$—	$—
> 1% - 2%	—	131	350	481
> 2% - 3%	10	872	1,083	1,965
> 3% - 4%	1,190	322	201	1,713
> 4% - 5%	2,909	—	—	2,909
> 5%	221	—	—	221
Total	$4,330	$1,325	$1,634	$7,289
Total*	$58,748	$8,075	$35,079	$101,902
Percentage of total	58%	8%	34%	100%

AIG | Second Quarter 2023 Form 10-Q	75

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

June 30, 2022	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$10,300	$1,775	$19,868	$31,943
> 1% - 2%	4,300	25	1,666	5,991
> 2% - 3%	9,995	1	18	10,014
> 3% - 4%	7,934	40	6	7,980
> 4% - 5%	471	—	5	476
> 5%	34	—	4	38
Total	$33,034	$1,841	$21,567	$56,442
Group Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$3,817	$1,717	$4,674	$10,208
> 1% - 2%	6,310	410	7	6,727
> 2% - 3%	14,556	—	—	14,556
> 3% - 4%	696	—	—	696
> 4% - 5%	6,953	—	—	6,953
> 5%	159	—	—	159
Total	$32,491	$2,127	$4,681	$39,299
Life Insurance	Range of Guaranteed Minimum Credited Rate
<=1%	$—	$—	$—	$—
> 1% - 2%	105	24	350	479
> 2% - 3%	240	638	1,108	1,986
> 3% - 4%	1,395	186	189	1,770
> 4% - 5%	3,024	—	—	3,024
> 5%	226	—	—	226
Total	$4,990	$848	$1,647	$7,485
Total*	$70,515	$4,816	$27,895	$103,226
Percentage of total	68%	5%	27%	100%
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
Prior to the adoption of the Targeted Improvements to the Accounting for Long-Duration Contracts Standard
URR for investment-oriented contracts are generally deferred and amortized, with interest, in relation to the incidence of EGPs to be realized over the estimated lives of the contracts and are subject to the same adjustments due to changes in the assumptions underlying EGPs as DAC. Similar to unrealized appreciation (depreciation) of investments for DAC, URR related to investment-oriented products is also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on EGPs, with related changes recognized through OCI.
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
The following table presents the transition rollforward of URR:

	Life Insurance	Institutional Markets	Other*	Total
(in millions)
Pre-adoption December 31, 2020 URR balance	$1,413	$2	$132	$1,547
Adjustment for the removal of related balances in Accumulated other comprehensive income (loss) originating from unrealized gains (losses)	248	—	—	248
Post-adoption January 1, 2021 URR balance	$1,661	$2	$132	$1,795
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re. Other policyholder funds, excluding URR, totaled $2.0 billion.

76	AIG | Second Quarter 2023 Form 10-Q

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
The following table presents a rollforward of URR:

Six Months Ended June 30, 2023	Life Insurance	Institutional Markets	Other*	Total
(in millions)
Balance, beginning of year	$1,727	$2	$105	$1,834
Revenue deferred	76	—	—	76
Amortization	(55)	(1)	(5)	(61)
Balance, end of period	$1,748	$1	$100	$1,849

Six Months Ended June 30, 2022	Life Insurance	Institutional Markets	Other*	Total
(in millions)
Balance, beginning of year	$1,693	$2	$116	$1,811
Revenue deferred	70	—	—	70
Amortization	(54)	—	(6)	(60)
Balance, end of period	$1,709	$2	$110	$1,821
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re. At June 30, 2023 and 2022, Other policyholder funds, excluding URR, totaled $1.6 billion and $1.7 billion, respectively.

13. Market Risk Benefits
MRBs are defined as contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose AIG to other-than nominal capital market risk. The MRB is an amount that a policyholder receives in addition to the account balance upon the occurrence of a specific event or circumstance, such as death, annuitization, or periodic withdrawal that involves protection from other-than-nominal capital market risk. Certain contract features, such as GMWBs, GMDBs and guaranteed minimum income benefits (GMIBs) commonly found in variable, fixed index and fixed annuities, are MRBs. MRBs are assessed at contract inception using a non-option method involving attributed fees that results in an initial fair value of zero or an option method that results in a fair value greater than zero.
MRBs are recorded at fair value, and AIG applies a non-option attributed fee valuation method for variable annuity products, and an option-based valuation method (host offset) for both fixed index and fixed products. Under the non-option valuation method, the attributed fee is determined at contract inception; it cannot exceed the total contract fees and assessments collectible from the contract holder and cannot be less than zero. Investment margin is excluded from the attributed fee determination. Under the option-based valuation method, an offset to the host amount related to the MRB amount is established at inception. Changes in the fair value of MRBs are recorded in net income in Changes in the fair value of market risk benefits, net except for the portion of the fair value change attributable to our own credit risk, is recognized in OCI. MRBs are derecognized when the underlying contract is surrendered, a GMDB is incurred, a GMIB is annuitized, or when the account value is exhausted on a policy with a GMWB. When a policyholder elects to annuitize a GMIB rider or the account value on a policy with a GMWB rider is reduced to zero, the policy is converted to a payout annuity automatically. When a conversion occurs, the policyholder is issued a new payout annuity contract. At this point, the MRB is derecognized and a LFPB is established for the payout annuity.
Assumptions used to determine the MRB asset (including ceded MRBs) or liability generally include mortality rates that are based upon actual experience modified to allow for variations in policy form; lapse rates that are based upon actual experience modified to allow for variations in policy features; and investment returns, based on stochastically generated scenarios. We evaluate at least annually estimates used to determine the MRB asset or liability and adjust the balance, with a related charge or credit to Change in fair value of MRBs, net, if actual experience or other evidence suggests that earlier assumptions should be revised. In addition, MRBs are valued such that the current provision for nonperformance risk is reflected in the claims cash flows of the asset or liability valuation for direct MRBs. The nonperformance risk spread at contract issue is locked-in. The difference between the MRB valued using the at issue nonperformance risk spread and the current nonperformance risk spread is reported through OCI, while changes in the counterparty credit risk related to ceded MRBs are reported in income.
Changes in the fair value of MRBs, net represents changes in the fair value of market risk benefit liabilities and assets (with the exception of our own credit risk changes), and includes attributed rider fees and benefits, net of changes in the fair value of derivative instruments and fixed maturity securities that are used to economically hedge market risk from the VA GMWB riders.

AIG | Second Quarter 2023 Form 10-Q	77

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 13. Market Risk Benefits

The following table presents the transition rollforward of MRBs:

	Individual Retirement	Group Retirement	Total
(in millions)
Pre-adoption December 31, 2020 carrying amount for features now classified as MRBs	$—	$—	$—
Adjustment for the reclassification of the embedded derivative liability from policyholder contract deposits, net of the host adjustment(s)(a)	5,671	576	6,247
Adjustment for the reclassification of additional liabilities from Future policy benefits(b)	1,388	221	1,609
Adjustments for the cumulative effect of the changes to our own credit risk between the original contract issuance date and the Transition Date(c)	2,140	187	2,327
Adjustment for the removal of related balances in Accumulated other comprehensive income (loss) originating from unrealized gains (losses)(d)	(516)	(89)	(605)
Adjustment for the remaining difference (exclusive of our own credit risk change and host contract adjustments) between previous carrying amount and fair value measurement for the MRB(e)	(1,084)	(93)	(1,177)
Post-adoption January 1, 2021 carrying amount for features now classified as MRBs	$7,599	$802	$8,401
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
(d)Adjustment for the removal of related balances in AOCI originating from unrealized gains (losses) with an offset to AOCI relate to the additional liabilities reclassified from Future policy benefits in the line above.
(e)Adjustment for the remaining difference represents the measurement of MRBs at fair value, excluding the impact of our own credit risk with an offset to Retained earnings.
The following is a reconciliation of MRBs by amounts in an asset position and in liability position to the MRB amounts in the Condensed Consolidated Balance Sheets at transition:

	Individual Retirement	Group Retirement	Total
(in millions)
Market risk benefit in an asset position	$176	$—	$176
Reinsured market risk benefit	162	—	162
Market risk benefit assets, at fair value	338	—	338
Market risk benefit liabilities, at fair value	7,937	802	8,739
Market risk benefit, net, January 1, 2021	$7,599	$802	$8,401
The following table presents the balances of and changes in market risk benefits:

Six Months Ended June 30, 2023	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Balance, beginning of year	$3,738	$296	$4,034
Balance, beginning of year, before effect of changes in our own credit risk	$3,297	$272	$3,569
Issuances	379	19	398
Interest accrual	78	8	86
Attributed fees	442	33	475
Expected claims	(48)	(1)	(49)
Effect of changes in interest rates	34	3	37
Effect of changes in interest rate volatility	(84)	(4)	(88)
Effect of changes in equity markets	(843)	(78)	(921)
Effect of changes in equity index volatility	8	(4)	4
Actual outcome different from model expected outcome	93	12	105
Effect of changes in other future expected assumptions	(94)	(29)	(123)
Other, including foreign exchange	—	(2)	(2)
Balance, end of period, before effect of changes in our own credit risk	3,262	229	3,491
Effect of changes in our own credit risk	564	47	611
Balance, end of period	3,826	276	4,102
Less: Reinsured MRB, end of period	(79)	—	(79)
Net Liability Balance after reinsurance recoverable	$3,747	$276	$4,023

78	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 13. Market Risk Benefits

Six Months Ended June 30, 2023	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Net amount at risk
GMDB only	$1,068	$212	$1,280
GMWB only	$56	$4	$60
Combined*	$1,435	$23	$1,458
Weighted average attained age of contract holders	70	64

Six Months Ended June 30, 2022	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Balance, beginning of year	$6,452	$582	$7,034
Balance, beginning of year, before effect of changes in our own credit risk	$4,518	$415	$4,933
Issuances	97	11	108
Interest accrual	83	11	94
Attributed fees	409	37	446
Expected claims	(28)	(1)	(29)
Effect of changes in interest rates	(2,864)	(270)	(3,134)
Effect of changes in interest rate volatility	180	12	192
Effect of changes in equity markets	1,558	136	1,694
Effect of changes in equity index volatility	(42)	(4)	(46)
Actual outcome different from model expected outcome	130	13	143
Other, including foreign exchange	2	(8)	(6)
Balance, end of period, before effect of changes in our own credit risk	4,043	352	4,395
Effect of changes in our own credit risk	355	20	375
Balance, end of period	4,398	372	4,770
Less: Reinsured MRB, end of period	(110)	—	(110)
Net Liability Balance after reinsurance recoverable	$4,288	$372	$4,660
Net amount at risk
GMDB only	$1,828	$396	$2,224
GMWB only	$58	$5	$63
Combined*	$2,052	$11	$2,063
Weighted average attained age of contract holders	70	64
*Certain contracts contain both guaranteed GMDB and GMWB features and are modeled together for the purposes of calculating the MRB.
The following is a reconciliation of MRBs by amounts in an asset position and in a liability position to the MRBs amount in the Condensed Consolidated Balance Sheets:

	June 30, 2023			June 30, 2022
(in millions)	Asset*	Liability*	Net	Asset*	Liability*	Net
Individual Retirement	$787	$4,534	$3,747	$527	$4,815	$4,288
Group Retirement	167	443	276	115	487	372
Total	$954	$4,977	$4,023	$642	$5,302	$4,660
*Cash flows and attributed fees for MRBs are determined on a policy level basis and are reported based on their asset or liability position at the balance sheet date.
For additional information related to fair value measurements of MRBs, see Note 5.
ANNUITY GUARANTEES
Annuity contracts may include certain contractually guaranteed benefits to the contract holder. These guaranteed features include GMDBs that are payable in the event of death and living benefits that are payable when partial withdrawals exhaust a policy’s account value, in the event of annuitization, or, in other instances, at specified dates during the accumulation period. Living benefits primarily include GMWBs. A variable annuity contract may include more than one type of guaranteed benefit feature; for example, it may have both GMDB and GMWB. However, a policyholder can only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e., the features are mutually exclusive (except a surviving spouse who has a rider to potentially collect both GMDB upon their spouse’s death and GMWB during their lifetime). A policyholder cannot purchase more than one living benefit on one contract. The net amount at risk for each feature is calculated irrespective of the existence of other features; as a result, the net amount at risk for each feature is not additive to that of other features.

AIG | Second Quarter 2023 Form 10-Q	79

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 13. Market Risk Benefits

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
Certain of our variable annuity contracts also contain living benefit riders, which include optional GMWBs and, to a lesser extent, GMABs and GMIBs. These living benefits and GMDBs related to variable annuity contracts are accounted for as MRBs measured at fair value, with changes in the fair value (excluding changes in our own credit risk) recorded in Change in the fair value of MRBs, net. The net amount at risk for the GMWB represents benefits in excess of the account value assuming the utilization of all benefits by the contract holders at the balance sheet date. The net amount at risk for the GMDB feature represents the amount of guaranteed benefits in excess of account value if all policyholders died.
Guaranteed Benefits on Fixed Index and Fixed Annuities
Certain of our fixed annuity and fixed index annuity contracts, which are not offered through separate accounts, contain optional GMWBs. With a GMWB, the contract holder can monetize the excess of the guaranteed amount over the account value of the contract through a series of withdrawals that do not exceed a specific percentage per year of the guaranteed amount. Once the account value is exhausted, the contract holder will receive a series of annuity payments equal to the remaining guaranteed amount; for lifetime GMWB products, the annuity payments continue as long as the covered person(s) is living. The liability for GMWBs in fixed annuity and fixed index annuity contracts, which are recorded in MRBs, represents the expected value of benefits in excess of the projected account value, with the excess (excluding changes in our own credit risk) recognized at fair value through Change in the fair value of MRBs, net.
The liability for all of our GMWBs in fixed annuity and fixed index annuity contracts are accounted for as MRBs.
For a discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 5.

14. Separate Account Assets and Liabilities
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
For discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 5.
The following table presents fair value of separate account investment options:

	June 30, 2023					June 30, 2022
(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
Equity Funds	$24,804	$27,889	$777	$630	$54,100	$23,012	$25,210	$690	$576	$49,488
Bond Funds	3,974	3,428	43	1,302	8,747	3,887	4,010	46	1,358	9,301
Balanced Funds	17,911	5,375	51	1,880	25,217	18,684	5,181	49	2,444	26,358
Money Market Funds	720	553	17	364	1,654	679	501	22	386	1,588
Total	$47,409	$37,245	$888	$4,176	$89,718	$46,262	$34,902	$807	$4,764	$86,735

80	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Separate Account Assets and Liabilities

The following table presents the balances and changes in Separate account liabilities:

Six Months Ended June 30, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Balance, beginning of year	$45,178	$34,361	$799	$4,515	$84,853
Premiums and deposits	807	697	18	30	1,552
Policy charges	(662)	(221)	(25)	(47)	(955)
Surrenders and withdrawals	(1,776)	(1,390)	(12)	(422)	(3,600)
Benefit payments	(432)	(250)	(3)	(58)	(743)
Investment performance	4,172	4,169	113	146	8,600
Net transfers from (to) general account	122	(121)	(2)	11	10
Other charges	—	—	—	1	1
Balance, end of period	$47,409	$37,245	$888	$4,176	$89,718
Cash surrender value*	$46,307	$37,050	$854	$4,178	$88,389

Six Months Ended June 30, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Balance, beginning of year	$57,927	$45,138	$1,044	$5,002	$109,111
Premiums and deposits	1,354	868	19	33	2,274
Policy charges	(646)	(244)	(25)	(50)	(965)
Surrenders and withdrawals	(1,741)	(1,329)	(11)	(25)	(3,106)
Benefit payments	(476)	(283)	(4)	(12)	(775)
Investment performance	(10,249)	(8,987)	(216)	(208)	(19,660)
Net transfers from (to) general account	93	(261)	—	22	(146)
Other charges	—	—	—	2	2
Balance, end of period	$46,262	$34,902	$807	$4,764	$86,735
Cash surrender value*	$45,154	$34,699	$792	$4,766	$85,411
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

AIG | Second Quarter 2023 Form 10-Q	81

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Contingencies, Commitments and Guarantees

estimated. In many instances, we are unable to determine whether a loss is probable or to reasonably estimate the amount of such a loss and, therefore, the potential future losses arising from legal proceedings may exceed the amount of liabilities that we have recorded in our financial statements covering these matters. While such potential future charges could be material, based on information currently known to management, management does not believe, other than as may be discussed below, that any such charges are likely to have a material adverse effect on our financial position or results of operation.
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
Moriarty Litigation
Effective January 1, 2013, the California legislature enacted AB 1747 (the Act), which amended the Insurance Code to mandate that life insurance policies issued and delivered in California contain a 60-day grace period during which time the policies must remain in force after a premium payment is missed, and that life insurers provide both a 30-day minimum notification of lapse and the right of policy owners to designate a secondary recipient for lapse and termination notices. Following guidance from the California Department of Insurance and certain industry trade groups, American General Life Insurance Company (AGL) interpreted the Act to be prospective in nature, applying only to policies issued and delivered on or after the Act’s January 1, 2013, effective date. On July 18, 2017, AGL was sued in a putative class action captioned Moriarty v. American General Life Insurance Company, No. 17-cv-1709 (S.D. Cal.), challenging AGL’s prospective application of the Act. Plaintiff’s complaint, which is similar to complaints filed against other insurers, argues that policies issued and delivered prior to January 1, 2013, like the $1 million policy issued to Plaintiff’s husband do not lapse—despite nonpayment of premiums—if the insurer has not complied with the Act’s terms. On August 30, 2021, the California Supreme Court issued an opinion in McHugh v. Protective Life Insurance, 12 Cal. 5th 213 (2021), ruling that the Act applies to all policies in force on January 1, 2013, regardless of when the policies were issued. On February 7, 2022, Plaintiff filed motions for summary judgment and class certification; AGL opposed both motions and filed its own motion for partial summary judgment. On July 26, 2022, the District Court granted in part and denied in part AGL’s motion for partial summary judgment, and on September 7, 2022, the District Court denied Plaintiff's motion for summary judgment. In the summary judgment decisions, the District Court declined to adopt Plaintiff's theory that a failure to comply with the Act necessitates payment of policy benefits or to make a pre-trial determination as to AGL’s liability. On September 27, 2022, the District Court denied Plaintiff’s motion for class certification without prejudice. The District Court declined to certify Plaintiff's proposed class consisting of claims for monetary damages and equitable relief, but indicated that Plaintiff could seek the certification of a narrower class consisting only of claims for monetary damages. The District Court indicated, however, that it has "substantial concerns" as to whether individual issues such as actual damages and causation would predominate, precluding class certification. While the District Court had initially set a trial date for February 7, 2023, it vacated the date and indicated that it would set a new trial date in due course, following consultation with the parties. Subsequently, the case was reassigned to a new District Court judge, who requested additional briefing on certain issues addressed by the summary judgment decisions and heard additional oral argument on those issues on July 19, 2023. The parties are awaiting a decision from the Court. We have accrued our current estimate of probable loss with respect to this litigation.
Proceedings are ongoing in other California cases that raise similar industry-wide issues, including in the McHugh case on remand from the California Supreme Court, in which the California Court of Appeal rendered an unpublished opinion on October 10, 2022 that also declined to hold that failure to comply with the Act automatically necessitates payment of policy benefits.
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $4.7 billion and $6.6 billion at June 30, 2023 and December 31, 2022, respectively.
GUARANTEES
Subsidiaries
We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and certain of its subsidiaries. We have also issued guarantees of all present and future payment obligations and liabilities of AIG Markets, Inc.
Due to the deconsolidation of AIGFP and its subsidiaries, as of June 30, 2023, a $99 million guarantee related to the obligations of AIGFP and certain of its subsidiaries was recognized, and is reported in Other liabilities.

82	AIG | Second Quarter 2023 Form 10-Q

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
Other
•For additional information on commitments and guarantees associated with VIEs, see Note 10.
•For additional information on derivatives, see Note 11.

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
Common Stock
The following table presents a rollforward of outstanding shares:

Six Months Ended June 30, 2023	Common Stock Issued	Treasury Stock	Common Stock Outstanding
(in millions)
Shares, beginning of year	1,906.7	(1,172.6)	734.1
Shares issued	—	4.8	4.8
Shares repurchased	—	(21.4)	(21.4)
Shares, end of period	1,906.7	(1,189.2)	717.5
Dividends
Dividends are payable on AIG common stock, par value $2.50 per share (AIG Common Stock) only when, as and if declared by our Board of Directors in its discretion, from funds legally available for this purpose. In considering whether to pay a dividend on or purchase shares of AIG Common Stock, our Board of Directors considers a number of factors, including, but not limited to: the capital resources available to support our insurance operations and business strategies, AIG’s funding capacity and capital resources in comparison to internal benchmarks, expectations for capital generation, rating agency expectations for capital, regulatory standards for capital and capital distributions, and such other factors as our Board of Directors may deem relevant. The payment of dividends is also subject to the terms of AIG’s outstanding Series A Preferred Stock, pursuant to which no dividends may be declared or paid on any AIG Common Stock unless the full dividends for the latest completed dividend period on all outstanding shares of Series A Preferred Stock have been declared and paid or provided for.
For a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries, see Note 18 to the Consolidated Financial Statements in the 2022 Annual Report.
Repurchase of AIG Common Stock
Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through the Securities Exchange Act of 1934, as amended (the Exchange Act) Rule 10b5-1 repurchase plans. On August 1, 2023, the Board of Directors authorized the repurchase of $7.5 billion of AIG Common Stock (inclusive of the approximately

AIG | Second Quarter 2023 Form 10-Q	83

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Equity

$2.15 billion of expected remaining authorization under the Board's prior share repurchase authorization upon expiration of the current 10b5-1 plan as of August 7, 2023).
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
Pursuant to an Exchange Act Rule 10b5-1 repurchase plan from July 1, 2023 to July 26, 2023, we repurchased approximately 6 million shares of AIG Common Stock for an aggregate purchase price of approximately $336 million.
DIVIDENDS DECLARED
On August 1, 2023, our Board of Directors declared a cash dividend on AIG Common Stock of $0.36 per share, payable on September 29, 2023 to shareholders of record on September 15, 2023. On August 1, 2023, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on September 15, 2023 to holders of record on August 31, 2023.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Our Own Credit Risk	Total
Balance, March 31, 2023, net of tax	$(134)	$(17,129)	$(226)	$2,150	$(3,094)	$(896)	$—	$(19,329)
Change in unrealized appreciation (depreciation) of investments*	104	(2,383)	—	—	—	—	—	(2,279)
Change in other	—	(159)	—	—	—	—	—	(159)
Change in fair value of market risk benefits, net	—	—	(241)	—	—	—	—	(241)
Change in discount rates	—	—	—	531	—	—	—	531
Change in future policy benefits	—	137	—	—	—	—	—	137
Change in foreign currency translation adjustments	—	—	—	—	(25)	—	—	(25)
Change in net actuarial loss	—	—	—	—	—	78	—	78
Change in prior service cost	—	—	—	—	—	2	—	2
Change in deferred tax asset (liability)	(20)	407	51	(158)	(34)	(28)	—	218
Total other comprehensive income (loss)	84	(1,998)	(190)	373	(59)	52	—	(1,738)
Other changes in AOCI:
Corebridge noncontrolling interests sale	4	2,125	54	(345)	(10)	(1)	—	1,827
Noncontrolling interests	14	(347)	(47)	111	11	—	—	(258)
Balance, June 30, 2023, net of tax	$(60)	$(16,655)	$(315)	$2,067	$(3,174)	$(845)	$—	$(18,982)

Balance, March 31, 2022, net of tax	$(88)	$(2,690)	$(791)	$(99)	$(2,472)	$(894)	$6	$(7,028)
Change in unrealized appreciation (depreciation) of investments	45	(17,949)	—	—	—	—	—	(17,904)
Change in other	(1)	(3)	—	—	—	—	—	(4)
Change in fair value of market risk benefits, net	—	—	737	—	—	—	—	737
Change in discount rates	—	—	—	2,352	—	—	—	2,352
Change in future policy benefits	—	640	—	—	—	—	—	640
Change in foreign currency translation adjustments	—	—	—	—	(273)	—	—	(273)
Change in net actuarial loss	—	—	—	—	—	5	—	5
Change in prior service cost	—	—	—	—	—	4	—	4
Change in deferred tax asset (liability)	(8)	2,530	(155)	(482)	(62)	7	—	1,830
Change in fair value of liabilities under fair value option attributable to changes in our own credit risk	—	—	—	—	—	—	(4)	(4)
Total other comprehensive income (loss)	36	(14,782)	582	1,870	(335)	16	(4)	(12,617)
Noncontrolling interests	4	(1,224)	58	181	(17)	—	—	(998)
Balance, June 30, 2022, net of tax	$(56)	$(16,248)	$(267)	$1,590	$(2,790)	$(878)	$2	$(18,647)

84	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Equity

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Our Own Credit Risk	Total
Balance, December 31, 2022, net of tax	$(136)	$(20,675)	$(284)	$2,459	$(3,056)	$(924)	$—	$(22,616)
Change in unrealized appreciation (depreciation) of investments*	113	2,613	—	—	—	—	—	2,726
Change in other	—	(53)	—	—	—	—	—	(53)
Change in fair value of market risk benefits, net	—	—	(146)	—	—	—	—	(146)
Change in discount rates	—	—	—	4	—	—	—	4
Change in future policy benefits	—	37	—	—	—	—	—	37
Change in foreign currency translation adjustments	—	—	—	—	(44)	—	—	(44)
Change in net actuarial loss	—	—	—	—	—	105	—	105
Change in prior service cost	—	—	—	—	—	2	—	2
Change in deferred tax asset (liability)	(23)	(343)	31	(51)	(43)	(27)	—	(456)
Total other comprehensive income (loss)	90	2,254	(115)	(47)	(87)	80	—	2,175
Other changes in AOCI:
Corebridge noncontrolling interests sale	4	2,125	54	(345)	(10)	(1)	—	1,827
Noncontrolling interests	18	359	(30)	—	21	—	—	368
Balance, June 30, 2023, net of tax	$(60)	$(16,655)	$(315)	$2,067	$(3,174)	$(845)	$—	$(18,982)
Balance, December 31, 2021, net of tax	$(48)	$12,125	$(1,496)	$(2,167)	$(2,446)	$(903)	$6	$5,071
Change in unrealized appreciation (depreciation) of investments	(12)	(38,059)	—	—	—	—	—	(38,071)
Change in other	(1)	12	—	—	—	—	—	11
Change in fair value of market risk benefits, net	—	—	1,728	—	—	—	—	1,728
Change in discount rates	—	—	—	5,235	—	—	—	5,235
Change in future policy benefits	—	1,435	—	—	—	—	—	1,435
Change in foreign currency translation adjustments	—	—	—	—	(276)	—	—	(276)
Change in net actuarial loss	—	—	—	—	—	16	—	16
Change in prior service cost	—	—	—	—	—	5	—	5
Change in deferred tax asset (liability)	4	5,689	(364)	(1,075)	(65)	4	—	4,193
Change in fair value of liabilities under fair value option attributable to changes in our own credit risk	—	—	—	—	—	—	(4)	(4)
Total other comprehensive income (loss)	(9)	(30,923)	1,364	4,160	(341)	25	(4)	(25,728)
Noncontrolling interests	(1)	(2,550)	135	403	3	—	—	(2,010)
Balance, June 30, 2022, net of tax	$(56)	$(16,248)	$(267)	$1,590	$(2,790)	$(878)	$2	$(18,647)
*Includes net unrealized gains and losses attributable to businesses held for sale at June 30, 2023.

AIG | Second Quarter 2023 Form 10-Q	85

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Equity

The following table presents the other comprehensive income (loss) reclassification adjustments for the three and six months ended June 30, 2023 and 2022, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Our Own Credit Risk	Total
Three Months Ended June 30, 2023
Unrealized change arising during period	$97	$(2,739)	$(241)	$531	$(25)	$72	$—	$(2,305)
Less: Reclassification adjustments included in net income	(7)	(334)	—	—	—	(8)	—	(349)
Total other comprehensive income (loss), before income tax expense (benefit)	104	(2,405)	(241)	531	(25)	80	—	(1,956)
Less: Income tax expense (benefit)	20	(407)	(51)	158	34	28	—	(218)
Total other comprehensive income (loss), net of income tax expense (benefit)	$84	$(1,998)	$(190)	$373	$(59)	$52	$—	$(1,738)

Three Months Ended June 30, 2022
Unrealized change arising during period	$36	$(17,908)	$737	$2,352	$(273)	$2	$(4)	$(15,058)
Less: Reclassification adjustments included in net income	(8)	(596)	—	—	—	(7)	—	(611)
Total other comprehensive income (loss), before income tax expense (benefit)	44	(17,312)	737	2,352	(273)	9	(4)	(14,447)
Less: Income tax expense (benefit)	8	(2,530)	155	482	62	(7)	—	(1,830)
Total other comprehensive income (loss), net of income tax expense (benefit)	$36	$(14,782)	$582	$1,870	$(335)	$16	$(4)	$(12,617)

Six Months Ended June 30, 2023
Unrealized change arising during period	$90	$1,827	$(146)	$4	$(44)	$90	$—	$1,821
Less: Reclassification adjustments included in net income	(23)	(770)	—	—	—	(17)	—	(810)
Total other comprehensive income (loss), before of income tax expense (benefit)	113	2,597	(146)	4	(44)	107	—	2,631
Less: Income tax expense (benefit)	23	343	(31)	51	43	27	—	456
Total other comprehensive income (loss), net of income tax expense (benefit)	$90	$2,254	$(115)	$(47)	$(87)	$80	$—	$2,175

Six Months Ended June 30, 2022
Unrealized change arising during period	$(21)	$(37,347)	$1,728	$5,235	$(276)	$6	$(4)	$(30,679)
Less: Reclassification adjustments included in net income	(8)	(735)	—	—	—	(15)	—	(758)
Total other comprehensive income (loss), before income tax expense (benefit)	(13)	(36,612)	1,728	5,235	(276)	21	(4)	(29,921)
Less: Income tax expense (benefit)	(4)	(5,689)	364	1,075	65	(4)	—	(4,193)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(9)	$(30,923)	$1,364	$4,160	$(341)	$25	$(4)	$(25,728)

86	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Equity

The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Condensed Consolidated Statements of Income (Loss)(a):

	Amount Reclassified from AOCI		Affected Line Item in the
	Three Months Ended June 30,		Condensed Consolidated
(in millions)	2023	2022	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$(7)	$(8)	Net realized gains (losses)
Total	(7)	(8)
Unrealized appreciation (depreciation) of all other investments
Investments	(334)	(596)	Net realized gains (losses)
Total	(334)	(596)
Change in retirement plan liabilities adjustment
Prior-service credit	—	—	(b)
Actuarial losses	(8)	(7)	(b)
Total	(8)	(7)
Total reclassifications for the period	$(349)	$(611)
	Amount Reclassified from AOCI		Affected Line Item in the
	Six Months Ended June 30,		Condensed Consolidated
(in millions)	2023	2022	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$(23)	$(8)	Net realized gains (losses)
Total	(23)	(8)
Unrealized appreciation (depreciation) of all other investments
Investments	(770)	(735)	Net realized gains (losses)
Total	(770)	(735)
Change in retirement plan liabilities adjustment
Prior-service credit	(1)	(1)	(b)
Actuarial losses	(16)	(14)	(b)
Total	(17)	(15)
Total reclassifications for the period	$(810)	$(758)
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
NON-CONTROLLING INTEREST
On June 12, 2023, AIG closed a secondary offering of Corebridge common stock, selling 74.75 million existing shares (out of approximately 648 million total shares of common stock outstanding), which included 65 million shares initially offered and the full exercise by the underwriters of their option to purchase an additional 9.75 million shares. Corebridge also repurchased approximately 11 million shares of Corebridge common stock from AIG during the six months ended June 30, 2023. AIG owns 65.3 percent of the outstanding common stock of Corebridge as of June 30, 2023.
For additional information on the Corebridge common stock offerings and share repurchases, see Note 1.
The following table presents the effect of changes in our ownership interest in Corebridge on our equity:

(in millions)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net income attributable to AIG common shareholders	$1,485	$1,508
Changes in AIG equity for sale of interest in Corebridge and Corebridge share repurchases	(86)	(86)
Change from Net income attributable to AIG common shareholders and changes in AIG's ownership interests	$1,399	$1,422

AIG | Second Quarter 2023 Form 10-Q	87

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 17. Earnings Per Common Share (EPS)

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
The following table presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per common share data)	2023	2022	2023	2022
Numerator for EPS:
Income from continuing operations	$1,691	$3,080	$1,604	$7,640
Less: Net income from continuing operations attributable to noncontrolling interests	198	325	81	712
Less: Preferred stock dividends	8	8	15	15
Income attributable to AIG common shareholders from continuing operations	1,485	2,747	1,508	6,913
Income (loss) from discontinued operations, net of income tax expense	—	(1)	—	(1)
Net income attributable to AIG common shareholders	$1,485	$2,746	$1,508	$6,912
Denominator for EPS:
Weighted average common shares outstanding - basic	725,754,549	790,897,301	732,175,533	803,532,447
Dilutive common shares	4,792,563	9,833,445	5,115,161	9,765,891
Weighted average common shares outstanding - diluted(a)	730,547,112	800,730,746	737,290,694	813,298,338
Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$2.05	$3.47	$2.06	$8.60
Income from discontinued operations	$—	$—	$—	$—
Income attributable to AIG common shareholders	$2.05	$3.47	$2.06	$8.60
Diluted:
Income from continuing operations	$2.03	$3.43	$2.05	$8.50
Income from discontinued operations	$—	$—	$—	$—
Income attributable to AIG common shareholders	$2.03	$3.43	$2.05	$8.50
(a)Potential dilutive common shares include our share-based employee compensation plans and an option for Blackstone to exchange all or a portion of its ownership interest in Corebridge for AIG common shares in the event an IPO did not occur prior to 2024. As a result of the consummation of the IPO on September 19, 2022, this exchange right of Blackstone was terminated. The number of potential common shares excluded from diluted shares outstanding was 6.6 million and 5.5 million for the three and six months ended June 30, 2023, respectively, and 46.6 million and 46.2 million for the three and six months ended June 30, 2022, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.
For information regarding our repurchases of AIG Common Stock, see Note 16.

88	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 18. Income Taxes

18. Income Taxes
U.S. TAX LAW CHANGES
The Inflation Reduction Act of 2022 (H.R. 5376) includes a 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period. Although the U.S. Treasury and Internal Revenue Service (IRS) issued interim CAMT guidance in early 2023, many details and specifics of application of the CAMT remain subject to future guidance. We are subject to CAMT for 2023. Our estimated CAMT liability will continue to be refined based on future guidance.
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

AIG | Second Quarter 2023 Form 10-Q	89

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 18. Income Taxes

INTERIM TAX EXPENSE (BENEFIT)
For the three months ended June 30, 2023, the effective tax rate on income from continuing operations was 9.4 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits related to the potential resolution of an IRS audit matter, net of an increase in associated uncertain tax benefits, tax implications of the Corebridge secondary offering, and tax exempt income, partially offset by tax charges associated with the effect of foreign operations, tax implications related to the announced sale of Validus Re, U.S. federal and foreign valuation allowance changes, and state and local income taxes. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the six months ended June 30, 2023, the effective tax rate on income from continuing operations was 2.0 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits related to the potential resolution of an IRS audit matter, net of an increase in associated uncertain tax benefits, tax implications of the Corebridge secondary offering, tax exempt income, excess tax benefits related to share-based compensation payments recorded through the income statement and tax adjustments related to prior year returns. These tax benefits were partially offset by tax charges associated with the effect of foreign operations, tax implications related to the announced sale of Validus Re, U.S. federal and foreign valuation allowance changes, and state and local income taxes. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the three months ended June 30, 2022, the effective tax rate on income from continuing operations was 21.5 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, state and local income taxes, and non-deductible transfer pricing charges. These tax charges were partially offset by tax benefits associated with tax exempt income and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the six months ended June 30, 2022, the effective tax rate on income from continuing operations was 20.7 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with tax exempt income, reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities, excess tax benefits related to share-based compensation payments recorded through the income statement and tax adjustments related to prior year returns. These tax benefits were partially offset by tax charges associated with the effect of foreign operations, state and local income taxes, and non-deductible transfer pricing charges. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
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

90	AIG | Second Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 18. Income Taxes

Although tax deconsolidation of Corebridge from the AIG consolidated U.S. federal income tax group resulted in the formation of new federal tax filing groups requiring separate deferred tax asset realizability assessments, there was no material change to the total deferred tax asset valuation allowance.
After factoring in multiple data points and assessing relative weight of all positive and negative evidence, we concluded that a valuation allowance of $915 million is necessary. Accordingly, as of June 30, 2023, the balance sheet reflects a valuation allowance of $915 million, of which $713 million relates to AIG's U.S. federal consolidated income tax group and $202 million relates to Corebridge. The valuation allowance recorded with respect to AIG's U.S. federal consolidated income tax group relates to a portion of tax attribute carryforwards that are no longer more-likely-than-not to be realized. No change in AIG's U.S. federal consolidated income tax group valuation allowance was recorded for the six months ended June 30, 2023. The valuation allowance at Corebridge relates to a portion of both tax attribute carryforwards and certain other deferred tax assets of the Corebridge non-life insurance group that are not more-likely-than-not to be realized. For the six months ended June 30, 2023, Corebridge recorded a $51 million increase in valuation allowance, attributable to current year activity.
For the six months ended June 30, 2023, recent changes in market conditions, including changes in interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of both our U.S. life insurance and non-life insurance companies, resulting in a reduction to deferred tax assets related to net unrealized tax capital losses. The deferred tax assets relate to the unrealized tax capital losses for which the carryforward period has not yet begun, and as such, when assessing recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of June 30, 2023, based on all available evidence, we concluded that a valuation allowance of $2.1 billion is necessary on a portion of the deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized. Of the total valuation allowance, $1.4 billion relates to the unrealized tax capital losses in the U.S. Life Insurance Companies' available for sale securities portfolio and $745 million relates to the unrealized tax capital losses in the non-life insurance companies' available for sale securities portfolio. For the six months ended June 30, 2023, we released $63 million of valuation allowance associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available for sale securities portfolio and $160 million of valuation allowance associated with the unrealized tax capital losses in the non-life insurance companies’ available for sale securities portfolio. For the three months ended June 30, 2023, we recorded an increase in valuation allowance of $69 million associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available for sale securities portfolio and $74 million associated with the unrealized tax capital losses in the non-life insurance companies’ available for sale securities portfolio. The valuation allowance establishment was primarily allocated to other comprehensive income.
For the six months ended June 30, 2023, we recognized a net $46 million increase in deferred tax asset valuation allowance associated with certain foreign jurisdictions.
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
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
At June 30, 2023 and December 31, 2022, our unrecognized tax benefits, excluding interest and penalties, were $1.5 billion and $1.2 billion, respectively. At June 30, 2023 and December 31, 2022, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.4 billion and $1.2 billion, respectively. Unrecognized tax benefits that would not affect the effective tax rate generally relate to such factors as the timing, rather than the permissibility of the deduction.
Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At June 30, 2023 and December 31, 2022, we had accrued liabilities of $59 million and $63 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the six months ended June 30, 2023 and June 30, 2022, we accrued benefit of $4 million and $3 million, respectively, for the payment of interest and penalties.
Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

AIG | Second Quarter 2023 Form 10-Q	91

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

92	AIG | Second Quarter 2023 Form 10-Q

All forward-looking statements involve risks, uncertainties and other factors that may cause AIG’s actual results and financial condition to differ, possibly materially, from the results and financial condition expressed or implied in the forward-looking statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in specific projections, goals, assumptions and other forward-looking statements include, without limitation:
•the impact of adverse developments affecting economic conditions in the markets in which AIG and its businesses operate in the U.S. and globally, including adverse developments related to financial market conditions, macroeconomic trends, fluctuations in interest rates and foreign currency exchange rates, inflationary pressures, pressures on the commercial real estate market, an economic slowdown or recession, geopolitical events or conflicts, including the conflict between Russia and Ukraine, and stress and instability in the banking sector;
•occurrence of catastrophic events, both natural and man-made, including the effects of climate change, geopolitical events and conflicts and civil unrest;
•disruptions in the availability or accessibility of AIG's or a third party’s information technology systems, including hardware and software, infrastructure or networks, and the inability to safeguard the confidentiality and integrity of customer, employee or company data due to cyberattacks, data security breaches, or infrastructure vulnerabilities;
•AIG’s ability to successfully dispose of, monetize and/or acquire businesses or assets or successfully integrate acquired businesses, and the anticipated benefits thereof;
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
•the effects of sanctions, including those related to the conflict between Russia and Ukraine, and the failure to comply with those sanctions;
•the effects of changes in laws and regulations, including those relating to the regulation of insurance, in the U.S. and other countries in which AIG and its businesses operate;
•changes to tax laws in the U.S. and other countries in which AIG and its businesses operate;
•the outcome of significant legal, regulatory or governmental proceedings;
•AIG’s ability to effectively execute on sustainability targets and standards;
•AIG’s ability to address evolving stakeholder expectations with respect to environmental, social and governance matters;
•the impact of COVID-19 or other epidemics, pandemics and other public health crises and responses thereto; and
•such other factors discussed in:
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

AIG | Second Quarter 2023 Form 10-Q	93

94	AIG | Second Quarter 2023 Form 10-Q

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

AIG | Second Quarter 2023 Form 10-Q	95

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
Results from discontinued operations are excluded from all of these measures.

96	AIG | Second Quarter 2023 Form 10-Q

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
Updating net premiums ratios (NPRs) – Remeasurement gains and losses: Generally, future policy benefits are payable over an extended period of time and related liabilities are calculated as the present value of future benefits less the present value of future net premiums (portion of the gross premium required to provide for all benefits and expenses). The assumptions used to calculate the benefit liabilities are initially set when a policy is issued and an NPR is established. Benefit liabilities are subsequently remeasured periodically to reflect changes in policy assumptions and actual versus expected experience and are recognized as remeasurement gains and losses, a component of policyholder benefits. The assumptions include mortality, morbidity and persistency. These assumptions are typically consistent with pricing inputs at policy issuance. Liabilities are accreted using an upper-medium grade (low credit risk) fixed income instrument yield that is locked-in at policy issuance. The liabilities are remeasured at the balance sheet date using a current upper-medium grade yield with changes in the liabilities reported in Other comprehensive income (loss) (OCI).
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

AIG | Second Quarter 2023 Form 10-Q	97

ITEM 2 | Critical Accounting Estimates

MARKET RISK BENEFITS
Annuity products offered by our Individual Retirement and Group Retirement segments offer guaranteed benefit features (GMxBs). These guaranteed features include guaranteed minimum death benefits (GMDB) that are payable in the event of death and guaranteed minimum withdrawal benefits (GMWB) that guarantee lifetime withdrawals regardless of fixed account and separate account value performance. For additional information on these features, see Note 13 to the Condensed Consolidated Financial Statements.
GMxBs are recognized as MRBs and can be assets or liabilities, and represent the expected value of benefits in excess of the projected account value, with changes in fair value of MRBs recognized in the Condensed Consolidated Statements of Income (Loss) and the portion of the fair value change attributable to our own credit risk recognized in OCI.
Our exposure to the guaranteed amounts is equal to the amount by which the contract holder’s account balance is below the amount provided by the guaranteed feature. A deferred annuity contract may include more than one type of GMxB; for example, it may have both a GMDB and a GMWB. However, a policyholder can generally only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e., the features are generally mutually exclusive (except a surviving spouse who has a rider to potentially collect both a GMDB upon their spouse’s death and a GMWB during his or her lifetime). A policyholder cannot purchase more than one living benefit on one contract. Declines in the equity markets, increased volatility and a low interest rate environment generally increase our exposure to potential benefits under the guaranteed features, leading to an increase in the liabilities for those benefits.
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
Fair Value Methodology
Guaranteed minimum benefits on annuity products are market risk benefits that are required to be measured at fair value with changes in the fair value of the liabilities recorded in changes in the fair value of market risk benefits, except for changes related to the Company's own credit risk which are recorded in AOCI. The fair value of these benefits is based on assumptions that a market participant would use in valuing these MRBs.
The Company applies a non-option-based approach for variable products, and an option-based approach for fixed index and fixed products. Under the non-option-based approach, a portion of actual fees (i.e., attributed fees) is determined such that the present value of expected benefits less attributed fees is zero at issue. This calculated ratio is locked in and utilized in each policy valuation going forward and results in an MRB value of zero at policy issue. Under the option-based approach, the MRB value at issue represents the present value of expected benefits after account value exhaustion. There is no calculated attributed fee ratio under this approach; as such, the calculated MRB liability at inception requires an equal and offsetting adjustment to the underlying host contract. Consistent with the non-option-based approach, this results in no gains or losses recognized upon policy issuance.
The fair value of the market risk benefits, which are Level 3 assets and liabilities, is based on a risk-neutral framework and incorporates actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts.
For additional information on how we value for MRBs, see Note 13 to the Condensed Consolidated Financial Statements, and for information on fair value measurement of these MRBs, including how we incorporate our own non-performance risk, see Note 5 to the Condensed Consolidated Financial Statements.

Key Assumptions
Key assumptions include:
•interest rates;
•equity market returns;
•market volatility;
•credit spreads;
•equity / interest rate correlation;
•policyholder behavior, including mortality, lapses, withdrawals and benefit utilization. Estimates of future policyholder behavior are subject to judgment and based primarily on our historical experience; and
•in applying asset growth assumptions for the valuation of MRBs, we use market-consistent assumptions calibrated to observable interest rate and equity option prices.
For the fixed index annuity GMxB liability, policyholder funds are projected assuming growth equal to current option values for the current crediting period followed by option budgets for all subsequent crediting periods. Policyholder fund growth projected assuming credited rates are expected to be maintained at a target pricing spread, subject to guaranteed minimums.

98	AIG | Second Quarter 2023 Form 10-Q

ITEM 2 | Critical Accounting Estimates

VALUATION OF EMBEDDED DERIVATIVES FOR FIXED INDEX ANNUITY AND INDEX UNIVERSAL LIFE PRODUCTS
Fixed index annuity and life products provide growth potential based in part on the performance of market indices. Certain fixed index annuity products offer optional guaranteed benefit features similar to those offered on variable annuity products. Policyholders may elect to rebalance among the various accounts within the product at specified renewal dates. At the end of each index term, we generally have the opportunity to re-price the index component by establishing different participation rates or caps on index credited rates. The index crediting feature of these products results in the recognition of an embedded derivative that is required to be bifurcated from the host contract and carried at fair value with changes in the fair value of the liabilities recorded in Net realized gains (losses). Option pricing models are used to estimate fair value, taking into account assumptions for future index growth rates, volatility of the index, future interest rates, and our ability to adjust the participation rate and the cap on index credited rates in light of market conditions and policyholder behavior assumptions.
For additional information on market risk management related to these product features, see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Fixed Index Annuity and Index Universal Life Risk Management and Hedging Programs in the 2022 Annual Report.
The following table summarizes the sensitivity of changes in certain assumptions for MRBs, liability for Future policyholder benefits, net of reinsurance and embedded derivatives related to index-linked interest credited features, measured as the related hypothetical impact for the six months ended June 30, 2023 balances and the resulting hypothetical impact on pre-tax income and OCI, before hedging:

	Six Months Ended June 30, 2023
	Increase (Decrease) in
	Market Risk Benefits Related to Guaranteed Benefits	Liability for Future Policyholder Benefits, Net of Reinsurance	Embedded Derivatives Related to Index- Linked Interest Credited Features	Pre-Tax Income	Other Comprehensive Income (Loss) Impact
(in millions)
Assumptions:
Equity Return(a)
Effect of an increase by 20%	$1,351	$—	$(1,005)	$148	$198
Effect of a decrease by 20%	(1,498)	—	997	(527)	26
Interest Rate(b)
Effect of an increase by 1%	1,776	2,299	707	2,245	2,537
Effect of a decrease by 1%	(2,090)	(2,929)	(883)	(2,961)	(2,941)
(a)Represents the net impact of a 20 percent increase or decrease in the S&P 500 index.
(b)Represents the net impact of one percent parallel shift in the yield curve.
The sensitivities of 20 percent and one percent are included for illustrative purposes only and do not reflect the changes in net investment spreads, equity return, volatility, interest rate, mortality or lapse used by AIG in its fair value analyses to value other applicable liabilities. Changes different from those illustrated may occur in any period and by different products.
The analysis of MRBs and embedded derivatives is a dynamic process that considers all relevant factors and assumptions described above. We estimate each of the above factors individually, without the effect of any correlation among the key assumptions. An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results. The effects on pre-tax income in the sensitivity analysis table above do not reflect the related effects from our economic hedging program, which utilizes derivative and other financial instruments and is designed so that changes in value of those instruments move in the opposite direction of changes in the guaranteed benefit MRBs and embedded derivative liabilities.
For additional information on guaranteed benefit features of our variable annuities and the related hedging program, see Notes 5, 9, 12 and 13 to the Condensed Consolidated Financial Statements.

AIG | Second Quarter 2023 Form 10-Q	99

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
The Company adopted the standard using the modified retrospective transition method relating to liabilities for traditional and limited payment contracts and deferred policy acquisition costs associated therewith, while the Company adopted the standard in relation to MRBs on a retrospective basis. Based upon this transition method, as of the January 1, 2021 transition date (Transition Date), the impact of the adoption of the standard was a net decrease to beginning AOCI of $2.2 billion and a net increase to beginning Retained earnings of $933 million.
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

100	AIG | Second Quarter 2023 Form 10-Q

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
For additional information on our business segments, see Note 3 to the Condensed Consolidated Financial Statements, and for information regarding the separation of Life and Retirement, bankruptcy filing of AIG Financial Products Corp. and the sale of Validus Re and Crop Risk Services, Inc. (CRS), see Note 1 to the Condensed Consolidated Financial Statements.
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

AIG | Second Quarter 2023 Form 10-Q	101

ITEM 2 | Executive Summary
REGULATORY, INDUSTRY AND ECONOMIC FACTORS
Our business is affected by regulatory, industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under challenging market conditions in the first six months of 2023, characterized by factors such as the impact of COVID-19 and the related governmental and societal responses, rising interest rates, inflationary pressures, an uneven global economic recovery and global trade tensions. Responses by central banks and monetary authorities with respect to inflation, growth concerns and other macroeconomic factors have also affected global exchange rates and volatility.
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
Impact of Changes in the Interest Rate Environment and Equity Markets
Certain key U.S. benchmark rates continued to rise during the first six months of 2023 as markets reacted to heightened inflation measures, geopolitical risk, and the Board of Governors of the Federal Reserve System implementing multiple increases to short term interest rates. The yield pick of new investments over sales, maturities and paydowns and redemptions, excluding Fortitude Re, averaged 217 basis points during the first six months of 2023. This combined with resetting of coupon rates on floating rate securities and loans has steadily improved the overall portfolio yields. However, the key benchmark rates remain highly volatile. We actively manage our exposure to the interest rate environment through portfolio construction and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
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

102	AIG | Second Quarter 2023 Form 10-Q

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
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, changes in valuations driven by equity market conditions during the second quarter of 2023 may impact the private equity investments in the alternative investments portfolio in the third quarter of 2023.
Annuity Sales and Surrenders
The rising rate environment and our partnership with Blackstone have provided a strong tailwind for fixed and fixed index annuity sales, however, higher rates have also resulted in an increase in surrenders. Rising interest rates could continue to create the potential for increased sales, but could also drive higher surrenders relative to what we have already experienced. Fixed annuities have surrender charge periods, generally in the three-to-seven year range. Fixed index annuities have surrender charge periods, generally in the five-to-ten year range, and within our Group Retirement segment, certain of our fixed investment options are subject to other withdrawal restrictions, which may help mitigate increased early surrenders in a rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to contract holders have driven better than expected persistency in fixed annuities, although the reserves for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio. We closely monitor surrenders of fixed annuities as contracts with lower minimum interest rates come out of the surrender charge period.
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
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 58 percent were crediting at the contractual minimum guaranteed interest rate as of June 30, 2023. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent were 53 percent and 55 percent as of June 30, 2023 and December 31, 2022, respectively. In the universal life products in our Life Insurance business, 59 percent and 62 percent of the account values were crediting at the contractual minimum guaranteed interest rate as of June 30, 2023 and December 31, 2022, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.

AIG | Second Quarter 2023 Form 10-Q	103

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
General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
Rate for 1 USD	2023	2022	Change	2023	2022	Change
Currency:
GBP	0.81	0.78	4%	0.82	0.76	8%
EUR	0.92	0.93	(1)%	0.93	0.90	3%
JPY	134.75	124.44	8%	133.79	119.53	12%
Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

104	AIG | Second Quarter 2023 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three and six months ended June 30, 2023 and 2022. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.
For information regarding the critical accounting estimates that affect our results of operations, see Critical Accounting Estimates in this MD&A and Part II, Item 7. MD&A – Critical Accounting Estimates in the 2022 Annual Report.
The following table presents our consolidated results of operations and other key financial metrics:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
(in millions)	2023	2022		2023	2022
Revenues:
Premiums	$9,057	$7,512	21%	$17,538	$14,632	20%
Policy fees	694	728	(5)	1,392	1,458	(5)
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	3,280	2,416	36	6,367	5,362	19
Net investment income - Fortitude Re funds withheld assets	291	188	55	737	479	54
Total net investment income	3,571	2,604	37	7,104	5,841	22
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	(339)	(58)	(484)	(1,052)	343	NM
Net realized losses on Fortitude Re funds withheld assets	(138)	(86)	(60)	(169)	(226)	25
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	180	2,776	(94)	(985)	6,094	NM
Total net realized gains (losses)	(297)	2,632	NM	(2,206)	6,211	NM
Other income	193	187	3	374	465	(20)
Total revenues	13,218	13,663	(3)	24,202	28,607	(15)
Benefits, losses and expenses:
Policyholder benefits and losses incurred (including remeasurement (gains) losses of $93 and $81 for the three months ended June 30, 2023 and 2022, respectively; $157 and $227 for the six months ended June 30, 2023 and 2022, respectively)	6,858	4,984	38	13,255	10,044	32
Change in the fair value of market risk benefits, net	(262)	(45)	(482)	(66)	(278)	76
Interest credited to policyholder account balances	1,062	911	17	2,102	1,790	17
Amortization of deferred policy acquisition costs	1,190	1,116	7	2,483	2,253	10
General operating and other expenses	2,268	2,206	3	4,248	4,370	(3)
Interest expense	278	266	5	585	529	11
Loss on extinguishment of debt	—	299	NM	—	299	NM
Net (gain) loss on divestitures and other	(43)	1	NM	(41)	(39)	(5)
Total benefits, losses and expenses	11,351	9,738	17	22,566	18,968	19
Income from continuing operations before income tax expense	1,867	3,925	(52)	1,636	9,639	(83)
Income tax expense	176	845	(79)	32	1,999	(98)
Income from continuing operations	1,691	3,080	(45)	1,604	7,640	(79)
Loss from discontinued operations, net of income taxes	—	(1)	NM	—	(1)	NM
Net income	1,691	3,079	(45)	1,604	7,639	(79)
Less: Net income attributable to noncontrolling interests	198	325	(39)	81	712	(89)
Net income attributable to AIG	1,493	2,754	(46)	1,523	6,927	(78)
Less: Dividends on preferred stock	8	8	—	15	15	—
Net income attributable to AIG common shareholders	$1,485	$2,746	(46)%	$1,508	$6,912	(78)%

AIG | Second Quarter 2023 Form 10-Q	105

ITEM 2 | Consolidated Results of Operations

(in millions, except per common share data)	June 30, 2023	December 31, 2022
Balance sheet data:
Total assets	$537,138	$522,228
Short-term and long-term debt	21,352	21,299
Debt of consolidated investment entities	2,793	5,880
Total AIG shareholders’ equity	42,454	40,970
Book value per common share	58.49	55.15
Adjusted book value per common share	75.76	75.90
NET INCOME (LOSS) ATTRIBUTABLE TO AIG COMMON SHAREHOLDERS
Three Months Ended June 30, 2023 and 2022 Comparison
Net income (loss) attributable to AIG common shareholders decreased $1.3 billion due to the following, on a pre-tax basis:
•a decrease in Net realized gains on Fortitude Re funds withheld embedded derivative of $2.6 billion driven by interest rate movements and Net realized losses on Fortitude Re funds withheld assets of $138 million in the three months ended June 30, 2023 compared to net realized losses of $86 million in the same period in 2022;
•a decrease in Net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $281 million, driven by a $777 million decrease in derivative and hedge activity and gains on variable annuity embedded derivatives, net of hedging, partially offset by foreign exchange gains of $440 million;
•a decrease in underwriting income in General Insurance of $205 million, reflecting higher catastrophe losses and lower favorable prior year reserve development partially offset by premium growth with improvement in the accident year loss ratio, as adjusted, primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions; and
•higher interest crediting at Life and Retirement from higher sales activity in fixed annuities and fixed index annuities.
The decrease in Net income (loss) attributable to AIG common shareholders was partially offset by the following, on a pre-tax basis:
•an increase in Net investment income of $967 million primarily driven by higher available for sale fixed maturity sales of $447 million and an increase in the fair value of fixed maturity securities where we elected the fair value option of $356 million as a result of the higher rate environment and an increase in interest income on mortgages and other loans of $172 million; and
•a decrease in income attributable to noncontrolling interest of $127 million primarily driven by the decrease in the noncontrolling interest in Corebridge as a result of a decline in net income at Corebridge compared to 2022, partially offset by higher income attributable to noncontrolling interest as a result of lower ownership by AIG in Corebridge common stock.
The $669 million decrease in income tax expense was primarily attributable to lower income from continuing operations.
Six Months Ended June 30, 2023 and 2022 Comparison
Net income (loss) attributable to AIG common shareholders decreased $5.4 billion due to the following, on a pre-tax basis:
•a decrease in Net realized gains on Fortitude Re funds withheld embedded derivative of $7.1 billion driven by interest rate movements, partially offset by Net realized losses on Fortitude Re funds withheld assets of $169 million in the six months ended June 30, 2023 compared to net realized losses of $226 million in the same period in 2022;
•a decrease in Net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $1.4 billion, driven by a $1.8 billion decrease in derivative and hedge activity and gains on variable annuity embedded derivatives, net of hedging, partially offset by foreign exchange gains of $567 million;
•a decrease in underwriting income in General Insurance of $149 million, reflecting higher catastrophe losses and lower favorable prior year reserve development, partially offset by premium growth with improvement in the accident year loss ratio, as adjusted, primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions; and
•higher interest crediting at Life and Retirement from higher sales activity in fixed annuities and fixed index annuities.
The decrease in Net income (loss) attributable to AIG common shareholders was partially offset by the following, on a pre-tax basis:
•an increase in Net investment income of $1.3 billion primarily driven by higher available for sale fixed maturity sales of $894 million and an increase in the fair value of fixed maturity securities where we elected the fair value option of $810 million as a result of the higher rate environment, partially offset by lower returns on our alternative investments of $638 million; and

106	AIG | Second Quarter 2023 Form 10-Q

ITEM 2 | Consolidated Results of Operations

•a decrease in income attributable to noncontrolling interest of $631 million primarily driven by the decrease in the noncontrolling interest on Corebridge as a result of a decline in net income at Corebridge compared to 2022, partially offset by higher income attributable to noncontrolling interest as a result of lower ownership by AIG in Corebridge common stock.
The $2.0 billion decrease in income tax expense was primarily attributable to lower income from continuing operations.
INCOME TAX EXPENSE ANALYSIS
For the three months ended June 30, 2023 and 2022, the effective tax rate on income (loss) from continuing operations was 9.4 percent and 21.5 percent, respectively. For the six months ended June 30, 2023 and 2022, the effective tax rate on income (loss) from continuing operations was 2.0 percent and 20.7 percent, respectively.
For additional information, see Note 18 to the Condensed Consolidated Financial Statements.
NON-GAAP RECONCILIATIONS
The following table presents a reconciliation of Book value per common share to Adjusted book value per common share, which is a non-GAAP measure. For additional information, see Use of Non-GAAP Measures.

	June 30,	December 31,
(in millions, except per common share data)	2023	2022
Total AIG shareholders' equity	$42,454	$40,970
Preferred equity	485	485
Total AIG common shareholders' equity	41,969	40,485
Less: Deferred tax assets	4,263	4,518
Less: Accumulated other comprehensive income (loss)	(18,982)	(22,616)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,331)	(2,862)
Subtotal: AOCI plus cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(16,651)	(19,754)
Adjusted common shareholders' equity	$54,357	$55,721

Total common shares outstanding	717.5	734.1

Book value per common share	$58.49	$55.15
Adjusted book value per common share	75.76	75.90
The following table presents a reconciliation of Return on common equity to Adjusted return on common equity, which is a non-GAAP measure. For additional information, see Use of Non-GAAP Measures.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(dollars in millions)	2023	2022	2023	2022	2022
Actual or annualized net income (loss) attributable to AIG common shareholders	$5,940	$10,984	$3,016	$13,824	$10,198
Actual or annualized adjusted after-tax income attributable to AIG common shareholders	5,128	4,444	4,986	4,678	4,036

Average AIG common shareholders' equity	$42,401	$50,600	$41,762	$55,594	$49,338
Less: Average DTA	4,403	4,844	4,441	4,969	4,796
Less: Average AOCI	(19,156)	(12,838)	(20,309)	(6,868)	(13,468)
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,375)	(1,088)	(2,537)	205	(1,053)
Subtotal: AOCI plus cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(16,781)	(11,750)	(17,772)	(7,073)	(12,415)
Average adjusted AIG common shareholders' equity	$54,779	$57,506	$55,093	$57,698	$56,957
Return on common equity	14.0%	21.7%	7.2%	24.9%	20.7%
Adjusted return on common equity	9.4%	7.7%	9.1%	8.1%	7.1%

AIG | Second Quarter 2023 Form 10-Q	107

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of revenues to adjusted revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenues	$13,218	$13,663	$24,202	$28,607
Changes in fair value of securities used to hedge guaranteed living benefits	(14)	(13)	(27)	(27)
Changes in the fair value of equity securities	(43)	30	(94)	57
Other (income) expense - net	12	9	19	16
Net investment income on Fortitude Re funds withheld assets	(291)	(188)	(737)	(479)
Net realized (gains) losses on Fortitude Re funds withheld assets	138	86	169	226
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	(180)	(2,776)	985	(6,094)
Net realized (gains) losses(a)	395	147	1,167	(194)
Non-operating litigation reserves and settlements	—	(4)	(1)	(38)
Net impact from elimination of international reporting lag(b)	—	—	(4)	—
Adjusted revenues	$13,235	$10,954	$25,679	$22,074
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
(b)For additional information, see Note 1 to the Condensed Consolidated Financial Statements.
The following table presents a reconciliation of pre-tax income (loss)/net income (loss) attributable to AIG to adjusted pre-tax income (loss)/adjusted after-tax income (loss) attributable to AIG:

Three Months Ended June 30,	2023				2022
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(d)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(d)	After Tax
Pre-tax income/net income, including noncontrolling interests	$1,867	$176	$—	$1,691	$3,925	$845	$—	$3,079
Noncontrolling interests			(198)	(198)			(325)	(325)
Pre-tax income/net income attributable to AIG	$1,867	$176	$(198)	$1,493	$3,925	$845	$(325)	$2,754
Dividends on preferred stock				8				8
Net income attributable to AIG common shareholders				$1,485				$2,746
Changes in uncertain tax positions and other tax adjustments		340	—	(340)		(3)	—	3
Deferred income tax valuation allowance (releases) charges		(78)	—	78		17	—	(17)
Changes in fair value of securities used to hedge guaranteed living benefits	3	—	—	3	(10)	(2)	—	(8)
Change in the fair value of market risk benefits, net(a)	(262)	(55)	—	(207)	(45)	(10)	—	(35)
Changes in benefit reserves related to net realized gains (losses)	1	—	—	1	(7)	(2)	—	(5)
Changes in the fair value of equity securities	(43)	(9)	—	(34)	30	6	—	24
Loss on extinguishment of debt	—	—	—	—	299	63	—	236
Net investment income on Fortitude Re funds withheld assets	(291)	(61)	—	(230)	(188)	(40)	—	(148)
Net realized losses on Fortitude Re funds withheld assets	138	28	—	110	86	19	—	67
Net realized gains on Fortitude Re funds withheld embedded derivative	(180)	(38)	—	(142)	(2,776)	(583)	—	(2,193)
Net realized losses(b)	390	77	—	313	140	7	—	133
Loss from discontinued operations				—				1
Net gain on divestitures and other	(43)	(9)	—	(34)	1	1	—	—
Non-operating litigation reserves and settlements	1	—	—	1	(4)	(1)	—	(3)
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	(18)	(4)	—	(14)	(144)	(30)	—	(114)
Net loss reserve discount charge	16	4	—	12	14	4	—	10
Pension expense related to a one-time lump sum payment to former employees	67	14	—	53	—	—	—	—
Integration and transaction costs associated with acquiring or divesting businesses	79	17	—	62	38	8	—	30
Restructuring and other costs	153	32	—	121	175	37	—	138
Non-recurring costs related to regulatory or accounting changes	12	2	—	10	9	2	—	7
Noncontrolling interests(d)			34	34			239	239
Adjusted pre-tax income/Adjusted after-tax income attributable to AIG common shareholders	$1,890	$436	$(164)	$1,282	$1,543	$338	$(86)	$1,111
Weighted average diluted shares outstanding				730.5				800.7
Income per common share attributable to AIG common shareholders (diluted)				$2.03				$3.43
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)				$1.75				$1.39

108	AIG | Second Quarter 2023 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Six Months Ended June 30,	2023				2022
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(d)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(d)	After Tax
Pre-tax income (loss)/net income (loss), including noncontrolling interests	$1,636	$32	$—	$1,604	$9,639	$1,999	$—	$7,639
Noncontrolling interests			(81)	(81)			(712)	(712)
Pre-tax income (loss)/net income (loss) attributable to AIG	$1,636	$32	$(81)	$1,523	$9,639	$1,999	$(712)	$6,927
Dividends on preferred stock				15				15
Net income (loss) attributable to AIG common shareholders				$1,508				$6,912
Changes in uncertain tax positions and other tax adjustments		362	—	(362)		88	—	(88)
Deferred income tax valuation allowance (releases) charges		(97)	—	97		23	—	(23)
Changes in fair value of securities used to hedge guaranteed living benefits	6	1	—	5	(23)	(5)	—	(18)
Change in the fair value of market risk benefits, net(a)	(66)	(14)	—	(52)	(278)	(59)	—	(219)
Changes in benefit reserves related to net realized gains (losses)	(5)	(1)	—	(4)	(9)	(2)	—	(7)
Changes in the fair value of equity securities	(94)	(20)	—	(74)	57	12	—	45
Loss on extinguishment of debt	—	—	—	—	299	63	—	236
Net investment income on Fortitude Re funds withheld assets	(737)	(155)	—	(582)	(479)	(101)	—	(378)
Net realized losses on Fortitude Re funds withheld assets	169	35	—	134	226	48	—	178
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	985	207	—	778	(6,094)	(1,280)	—	(4,814)
Net realized (gains) losses(b)	1,156	285	—	871	(209)	(98)	—	(111)
(Income) loss from discontinued operations				—				1
Net gain on divestitures and other	(41)	(9)	—	(32)	(39)	(8)	—	(31)
Non-operating litigation reserves and settlements	—	—	—	—	(38)	(8)	—	(30)
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	(37)	(8)	—	(29)	(144)	(30)	—	(114)
Net loss reserve discount (benefit) charge	80	17	—	63	(6)	(1)	—	(5)
Pension expense related to a one-time lump sum payment to former employees	67	14	—	53	—	—	—	—
Integration and transaction costs associated with acquiring or divesting businesses	131	28	—	103	84	18	—	66
Restructuring and other costs	270	57	—	213	268	56	—	212
Non-recurring costs related to regulatory or accounting changes	25	5	—	20	13	3	—	10
Net impact from elimination of international reporting lag(c)	(12)	(3)	—	(9)	—	—	—	—
Noncontrolling interests(d)			(208)	(208)			517	517
Adjusted pre-tax income/Adjusted after-tax income attributable to AIG common shareholders	$3,533	$736	$(289)	$2,493	$3,267	$718	$(195)	$2,339
Weighted average diluted shares outstanding				737.3				813.3
Income per common share attributable to AIG common shareholders (diluted)				$2.05				$8.50
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)				$3.38				$2.88
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
PRE-TAX INCOME (LOSS) COMPARISON
Pre-tax income (loss) was $1.9 billion in the three months ended June 30, 2023 compared to $3.9 billion in the same period in 2022. Pre-tax income (loss) was $1.6 billion in the six months ended June 30, 2023 compared to $9.6 billion in the same period in 2022.
For the main drivers impacting AIG’s results of operations, see Net Income (Loss) Attributable to AIG Common Shareholders above.
ADJUSTED PRE-TAX INCOME (LOSS) COMPARISON
Adjusted pre-tax income (loss) was $1.9 billion in the three months ended June 30, 2023 compared to $1.5 billion in the same period in 2022. Adjusted pre-tax income (loss) was $3.5 billion in the six months ended June 30, 2023 compared to $3.3 billion in the same period in 2022.
For the main drivers impacting AIG’s adjusted pre-tax income (loss), see Business Segment Operations - General Insurance, Business Segment Operations - Life and Retirement, and Business Segment Operations - Other Operations.

AIG | Second Quarter 2023 Form 10-Q	109

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
General Insurance
North America - Underwriting income (loss)	$352	$406	$651	$662
International - Underwriting income	242	393	445	583
Net investment income	725	458	1,471	1,223
General Insurance	1,319	1,257	2,567	2,468
Life and Retirement
Individual Retirement	585	370	1,118	836
Group Retirement	201	180	388	421
Life Insurance	78	120	160	233
Institutional Markets	127	77	211	191
Life and Retirement	991	747	1,877	1,681
Other Operations
Other Operations before consolidation and eliminations	(423)	(331)	(857)	(619)
Consolidation and eliminations	3	(130)	(54)	(263)
Other Operations	(420)	(461)	(911)	(882)
Adjusted pre-tax income	$1,890	$1,543	$3,533	$3,267

110	AIG | Second Quarter 2023 Form 10-Q

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
On July 3, 2023, CRS was sold to American Financial Group, Inc. (AFG). CRS continued to write business for AIG through June 30, 2023 and starting in the third quarter of 2023, AIG will act as a fronting partner for AFG during a transitional period. On May 22, 2023, AIG announced that it has entered into a definitive agreement to sell Validus Re, including AlphaCat Managers Ltd. and the Talbot Treaty reinsurance business, which comprise AIG Re, to RenaissanceRe Holdings Ltd. (RenaissanceRe). For additional information, see Note 1 to the Condensed Consolidated Financial Statements.
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

AIG | Second Quarter 2023 Form 10-Q	111

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

INDUSTRY AND ECONOMIC FACTORS
The results of General Insurance for the six months ended June 30, 2023 reflect continued strong performance from our Commercial Lines portfolio and focused execution on our portfolio management strategies within Personal Insurance. Across our North America and International Commercial Lines of business we have seen increased demand for our insurance products with continued positive rate change and improvement in terms and conditions. We continue to monitor the impact of inflation, ongoing labor force and supply chain disruptions and volatile commodity prices, among other factors, on rate adequacy and loss cost trends. Similarly, we are monitoring the responsive monetary policy actions taken or anticipated to be taken by central banks, to curb inflation and the corresponding impact on market interest rates.

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

112	AIG | Second Quarter 2023 Form 10-Q

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

GENERAL INSURANCE RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Underwriting results:
Net premiums written	$7,537	$6,866	10%	$14,502	$13,499	7%
(Increase) decrease in unearned premiums	(1,040)	(480)	(117)	(1,746)	(857)	(104)
Net premiums earned	6,497	6,386	2	12,756	12,642	1
Losses and loss adjustment expenses incurred(a)	3,852	3,591	7	7,604	7,400	3
Acquisition expenses:
Amortization of deferred policy acquisition costs	931	864	8	1,843	1,753	5
Other acquisition expenses	333	382	(13)	649	732	(11)
Total acquisition expenses	1,264	1,246	1	2,492	2,485	—
General operating expenses	787	750	5	1,564	1,512	3
Underwriting income (loss)	594	799	(26)	1,096	1,245	(12)
Net investment income	725	458	58	1,471	1,223	20
Adjusted pre-tax income	$1,319	$1,257	5%	$2,567	$2,468	4%
Loss ratio(a)	59.3	56.2	3.1	59.6	58.5	1.1
Acquisition ratio	19.5	19.5	—	19.5	19.7	(0.2)
General operating expense ratio	12.1	11.7	0.4	12.3	12.0	0.3
Expense ratio	31.6	31.2	0.4	31.8	31.7	0.1
Combined ratio(a)	90.9	87.4	3.5	91.4	90.2	1.2
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(3.9)	(1.8)	(2.1)	(4.0)	(3.1)	(0.9)
Prior year development, net of reinsurance and prior year premiums	1.0	2.9	(1.9)	0.9	2.0	(1.1)
Accident year loss ratio, as adjusted	56.4	57.3	(0.9)	56.5	57.4	(0.9)
Accident year combined ratio, as adjusted	88.0	88.5	(0.5)	88.3	89.1	(0.8)
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

	Three Months Ended June 30,		Percentage Change in		Six Months Ended June 30,		Percentage Change in
(in millions)	2023	2022	U.S. dollars	Original Currency	2023	2022	U.S. dollars	Original Currency
North America	$3,973	$3,401	17%	18%	$7,653	$6,552	17%	17%
International	3,564	3,465	3	6	6,849	6,947	(1)	4
Total net premiums written	$7,537	$6,866	10%	12%	$14,502	$13,499	7%	10%

AIG | Second Quarter 2023 Form 10-Q	113

ITEM 2 | Business Segment Operations | General Insurance

The following tables present General Insurance accident year catastrophes(a) by geography and number of events:

(in millions)	# of Events		North America	International	Total
Three Months Ended June 30, 2023
Flooding, rainstorms and other	1		$—	$1	$1
Windstorms and hailstorms	13		146	92	238
Winter storms	2		3	(5)	(2)
Wildfires	1		10	—	10
Earthquakes	1		—	4	4
Reinstatement premiums			—	(1)	(1)
Total catastrophe-related charges	18		$159	$91	$250
Three Months Ended June 30, 2022
Flooding, rainstorms and other	2		$10	$26	$36
Windstorms and hailstorms	6		41	37	78
Winter storms	2		—	3	3
Earthquakes	1		—	2	2
Reinstatement premiums			2	—	2
Total catastrophe-related charges	11		$53	$68	$121
Six Months Ended June 30, 2023
Flooding, rainstorms and other	1		$10	$78	$88
Windstorms and hailstorms	13		213	131	344
Winter storms	2		28	17	45
Wildfires	1		10	—	10
Earthquakes	1		15	14	29
Reinstatement premiums			(1)	(1)	(2)
Total catastrophe-related charges	18		$275	$239	$514
Six Months Ended June 30, 2022
Flooding, rainstorms and other	2		$35	$107	$142
Windstorms and hailstorms	6		66	50	116
Winter storms	2		10	18	28
Earthquakes	1		—	22	22
Russia / Ukraine	N/A	(b)	—	85	85
Reinstatement premiums			1	15	16
Total catastrophe-related charges	11		$112	$297	$409
(a)Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil unrest that exceed the $10 million threshold.
(b)As the Russia/Ukraine conflict continues to evolve the number of events is yet to be determined.

114	AIG | Second Quarter 2023 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

NORTH AMERICA RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Underwriting results:
Net premiums written	$3,973	$3,401	17%	$7,653	$6,552	17%
(Increase) decrease in unearned premiums	(778)	(429)	(81)	(1,478)	(791)	(87)
Net premiums earned	3,195	2,972	8	6,175	5,761	7
Losses and loss adjustment expenses incurred(a)	1,949	1,725	13	3,757	3,457	9
Acquisition expenses:
Amortization of deferred policy acquisition costs	438	386	13	848	742	14
Other acquisition expenses	139	153	(9)	285	297	(4)
Total acquisition expenses	577	539	7	1,133	1,039	9
General operating expenses	317	302	5	634	603	5
Underwriting income (loss)	$352	$406	(13)%	$651	$662	(2)%
Loss ratio(a)	61.0	58.0	3.0	60.8	60.0	0.8
Acquisition ratio	18.1	18.1	—	18.3	18.0	0.3
General operating expense ratio	9.9	10.2	(0.3)	10.3	10.5	(0.2)
Expense ratio	28.0	28.3	(0.3)	28.6	28.5	0.1
Combined ratio(a)	89.0	86.3	2.7	89.4	88.5	0.9
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(5.0)	(1.7)	(3.3)	(4.4)	(1.9)	(2.5)
Prior year development, net of reinsurance and prior year premiums	3.8	5.3	(1.5)	3.2	3.7	(0.5)
Accident year loss ratio, as adjusted	59.8	61.6	(1.8)	59.6	61.8	(2.2)
Accident year combined ratio, as adjusted	87.8	89.9	(2.1)	88.2	90.3	(2.1)
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
Business and Financial Highlights
Net Premiums Written Comparison for the Three Months Ended June 30, 2023 and 2022
Net premiums written increased by $572 million primarily due to:
•growth in Commercial Lines ($492 million), particularly in AIG Re and Property driven by continued positive rate change, higher renewal retentions and strong new business production, partially offset by a decrease in Financial Lines due to volatility in capital markets and increased competition resulting in rate declines; and
•growth in Personal Insurance ($80 million) driven by PCG resulting from changes in our reinsurance program, partially offset by decreases in Travel and Warranty.
Net Premiums Written Comparison for the Six Months Ended June 30, 2023 and 2022
Net premiums written increased by $1.1 billion primarily due to:
•growth in Commercial Lines ($907 million), particularly in AIG Re and Property driven by continued positive rate change, higher renewal retentions and strong new business production, partially offset by a decrease in Financial Lines due to volatility in capital markets and increased competition resulting in rate declines; and
•growth in Personal Insurance ($194 million) driven by PCG resulting from changes in our reinsurance program, partially offset by decreases in Travel and Warranty.
Underwriting Income (Loss) Comparison for the Three Months Ended June 30, 2023 and 2022
Underwriting income decreased by $54 million primarily due to:
•higher catastrophe losses (3.3 points or $106 million); and
•lower net favorable prior year reserve development (1.5 points or $49 million), primarily due to lower favorable development in Casualty.

AIG | Second Quarter 2023 Form 10-Q	115

ITEM 2 | Business Segment Operations | General Insurance

This decrease was partially offset by:
•premium growth with improvement in the accident year loss ratio, as adjusted (1.8 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions; and
•a lower expense ratio of 0.3 points reflecting a lower general operating expense ratio (0.3 points) resulting from continued general expense discipline as we grow the portfolio.
Underwriting Income (Loss) Comparison for the Six Months Ended June 30, 2023 and 2022
Underwriting income decreased by $11 million primarily due to:
•higher catastrophe losses (2.5 points or $163 million);
•lower net favorable prior year reserve development (0.5 points or $17 million), primarily due to lower favorable development in Casualty; and
•a higher expense ratio of 0.1 points reflecting a higher acquisition ratio (0.3 points) primarily driven by changes in business mix, partially offset by a lower general operating expense ratio (0.2 points) resulting from continued general expense discipline as we grow the portfolio.
This decrease was partially offset by premium growth with improvement in the accident year loss ratio, as adjusted (2.2 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions.
INTERNATIONAL RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Underwriting results:
Net premiums written	$3,564	$3,465	3%	$6,849	$6,947	(1)%
(Increase) decrease in unearned premiums	(262)	(51)	(414)	(268)	(66)	(306)
Net premiums earned	3,302	3,414	(3)	6,581	6,881	(4)
Losses and loss adjustment expenses incurred	1,903	1,866	2	3,847	3,943	(2)
Acquisition expenses:
Amortization of deferred policy acquisition costs	493	478	3	995	1,011	(2)
Other acquisition expenses	194	229	(15)	364	435	(16)
Total acquisition expenses	687	707	(3)	1,359	1,446	(6)
General operating expenses	470	448	5	930	909	2
Underwriting income	$242	$393	(38)%	$445	$583	(24)%
Loss ratio	57.6	54.7	2.9	58.5	57.3	1.2
Acquisition ratio	20.8	20.7	0.1	20.7	21.0	(0.3)
General operating expense ratio	14.2	13.1	1.1	14.1	13.2	0.9
Expense ratio	35.0	33.8	1.2	34.8	34.2	0.6
Combined ratio	92.6	88.5	4.1	93.3	91.5	1.8
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(2.7)	(2.0)	(0.7)	(3.7)	(4.2)	0.5
Prior year development, net of reinsurance and prior year premiums	(1.9)	0.7	(2.6)	(1.2)	0.6	(1.8)
Accident year loss ratio, as adjusted	53.0	53.4	(0.4)	53.6	53.7	(0.1)
Accident year combined ratio, as adjusted	88.0	87.2	0.8	88.4	87.9	0.5

116	AIG | Second Quarter 2023 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

Business and Financial Highlights
Net Premiums Written Comparison for the Three Months Ended June 30, 2023 and 2022
Net premiums written, excluding the impact of unfavorable foreign exchange ($113 million), increased by $212 million due to growth in Commercial Lines ($221 million), notably in Property and Specialty driven by continued positive rate change and strong new business production.
This increase was partially offset by lower production in Personal Insurance ($9 million) where declines in Private Client Group and Personal Auto were partially offset by growth in Individual Travel.
Net Premiums Written Comparison for the Six Months Ended June 30, 2023 and 2022
Net premiums written, excluding the impact of unfavorable foreign exchange ($337 million), increased by $239 million due to:
•growth in Commercial Lines ($232 million), notably in Property, Specialty and Casualty driven by continued positive rate change and strong new business production, partially offset by a decrease in Financial Lines due to volatility in capital markets and increased competition resulting in rate declines; and
•growth in Personal Insurance ($7 million) driven by Individual Travel and Personal Auto, partially offset by lower production in PCG and Accident & Health.
Underwriting Income (Loss) Comparison for the Three Months Ended June 30, 2023 and 2022
Underwriting income decreased by $151 million primarily due to:
•net unfavorable prior year reserve development in 2023 compared to net favorable development in 2022 (2.6 points or $100 million), primarily as a result of unfavorable development in Casualty;
•higher catastrophe losses (0.7 points or $23 million); and
•a higher expense ratio (1.2 points) reflecting an increase in the general operating expense ratio (1.1 points), as well as a higher acquisition ratio (0.1 points) primarily driven by changes in business mix.
This decrease was partially offset by improvement in the accident year loss ratio, as adjusted (0.4 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions.
Underwriting Income (Loss) Comparison for the Six Months Ended June 30, 2023 and 2022
Underwriting income decreased by $138 million primarily due to:
•net unfavorable prior year reserve development in 2023 compared to net favorable development in 2022 (1.8 points or $135 million), primarily as a result of unfavorable development in Casualty; and
•a higher expense ratio (0.6 points) reflecting an increase in the general operating expense ratio (0.9 points), partially offset by a lower acquisition ratio (0.3 points) primarily driven by changes in business mix and improved commission terms.
This decrease was partially offset by:
•lower catastrophe losses (0.5 points or $58 million); and
•improvement in the accident year loss ratio, as adjusted (0.1 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions.

AIG | Second Quarter 2023 Form 10-Q	117

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

118	AIG | Second Quarter 2023 Form 10-Q

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

Group Retirement continues to enhance its technology platform to improve the customer experience for plan sponsors and individual participants. Retirement Services’ self-service tools paired with its employee financial advisors provide a compelling service platform. Group Retirement’s strategy also involves providing financial planning services for its clients and meeting their need for income in retirement. In this advisory role, Group Retirement’s clients may invest in assets in which AIG or a third party is custodian.

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

AIG | Second Quarter 2023 Form 10-Q	119

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

120	AIG | Second Quarter 2023 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

For additional information on the separation of Life and Retirement please, see Note 1 to the Condensed Consolidated Financial Statements and Part I, Item 1A. Risk Factors – Business and Operations – “No assurances can be given that the separation of our Life and Retirement business will be completed or as to the specific terms or timing thereof. In addition, we may not achieve the expected benefits of the separation and will have continuing equity market exposure to Corebridge until we fully divest our stake” in the 2022 Annual Report.
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
IMPACT OF LDTI ADOPTION
The following table presents the impacts in connection with the adoption of LDTI on our previously reported APTI results for our Life and Retirement segment:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI
(in millions)
Adjusted revenues:
Premiums	$1,119	$(2)	$1,117	$1,959	$7	$1,966
Policy fees	743	(14)	729	1,506	(47)	1,459
Total adjusted revenues	4,055	(16)	4,039	8,020	(40)	7,980
Benefits and expenses:
Policyholder benefits	1,654	(137)	1,517	3,097	(332)	2,765
Interest credited to policyholder account balances	906	5	911	1,773	19	1,792
Amortization of deferred policy acquisition costs	301	(51)	250	581	(87)	494
Non deferrable insurance commissions	166	(17)	149	327	(34)	293
Total benefits and expenses	3,492	(200)	3,292	6,733	(434)	6,299
Adjusted pre-tax income	563	184	747	1,287	394	1,681

LIFE AND RETIREMENT RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Adjusted revenues:
Premiums	$2,544	$1,117	128%	$4,745	$1,966	141%
Policy fees	694	729	(5)	1,392	1,459	(5)
Net investment income	2,478	1,989	25	4,755	4,118	15
Advisory fee and other income	200	204	(2)	395	437	(10)
Total adjusted revenues	5,916	4,039	46	11,287	7,980	41
Benefits and expenses:
Policyholder benefits	2,985	1,517	97	5,585	2,765	102
Interest credited to policyholder account balances	1,065	911	17	2,080	1,792	16
Amortization of deferred policy acquisition costs	259	250	4	518	494	5
Non deferrable insurance commissions	153	149	3	289	293	(1)
Advisory fee expenses	64	65	(2)	129	136	(5)
General operating expenses	399	395	1	806	808	—
Interest expense	—	5	NM	3	11	(73)
Total benefits and expenses	4,925	3,292	50	9,410	6,299	49
Adjusted pre-tax income	$991	$747	33%	$1,877	$1,681	12%
Our insurance companies generate significant revenues from investment activities. As a result, the operating segments in Life and Retirement are significantly impacted by variances in net investment income on the asset portfolios that support insurance liabilities and surplus.
For additional information on our investment strategy, asset-liability management process and invested asset composition, see Investments.

AIG | Second Quarter 2023 Form 10-Q	121

ITEM 2 | Business Segment Operations | Life and Retirement

INDIVIDUAL RETIREMENT RESULTS

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2023	2022	Change		2023	2022	Change
Adjusted revenues:
Premiums	$66	$60	10%		$144	$116	24%
Policy fees	172	186	(8)		346	371	(7)
Net investment income	1,232	906	36		2,361	1,889	25
Advisory fee and other income	108	115	(6)		211	238	(11)
Total adjusted revenues	1,578	1,267	25		3,062	2,614	17
Benefits and expenses:
Policyholder benefits	71	77	(8)		136	143	(5)
Interest credited to policyholder account balances	553	466	19		1,072	920	17
Amortization of deferred policy acquisition costs	135	124	9		272	242	12
Non deferrable insurance commissions	94	86	9		180	178	1
Advisory fee expenses	36	35	3		70	72	(3)
General operating expenses	104	107	(3)		212	218	(3)
Interest expense	—	2	NM		2	5	(60)
Total benefits and expenses	993	897	11		1,944	1,778	9
Adjusted pre-tax income	$585	$370	58%		$1,118	$836	34%
Fixed annuities base net investment spread:
Base yield*	5.00%	3.74%	126	bps	4.91%	3.75%	116	bps
Cost of funds	2.89	2.66	23		2.86	2.66	20
Fixed annuities base net investment spread	2.11%	1.08%	103	bps	2.05%	1.09%	96	bps
Variable and fixed index annuities base net investment spread:
Base yield*	4.58%	3.78%	80	bps	4.46%	3.76%	70	bps
Cost of funds	1.88	1.48	40		1.81	1.46	35
Variable and fixed index annuities base net investment spread	2.70%	2.30%	40	bps	2.65%	2.30%	35	bps
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for the Three Months Ended June 30, 2023 and 2022
Adjusted pre-tax income increased $215 million primarily due to higher net investment spread income ($239 million) primarily driven by higher base portfolio spread income ($234 million) due to improved base portfolio yields.
This increase was partially offset by lower policy and advisory fee income, net of advisory fee expenses ($22 million), primarily due to a decrease in average variable annuity separate account asset values driven by negative net flows and prior year declines in equity markets, higher interest rates and wider credit spreads.
Adjusted Pre-Tax Income (Loss) Comparison for the Six Months Ended June 30, 2023 and 2022
Adjusted pre-tax income increased $282 million primarily due to higher net investment spread income ($320 million) primarily driven by higher base portfolio spread income ($435 million) due to improved base yields and higher yield enhancement income ($20 million), partially offset by lower alternative investment income ($135 million).
This increase was partially offset by lower policy and advisory fee income, net of advisory fee expenses ($50 million), primarily due to lower average variable annuity separate account asset values driven by negative net flows and the prior year decline in equity markets, higher interest rates and wider credit spreads.

122	AIG | Second Quarter 2023 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

INDIVIDUAL RETIREMENT GAAP PREMIUMS, PREMIUMS AND DEPOSITS, SURRENDERS AND NET FLOWS
Premiums and deposits is a non-GAAP financial measure that includes, in addition to direct and assumed premiums, deposits received on investment-type annuity contracts.
Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits.
The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Premiums	$66	$60	$144	$116
Deposits	3,984	3,566	8,791	7,396
Other	(5)	(6)	(7)	(11)
Premiums and deposits	$4,045	$3,620	$8,928	$7,501
The following table presents Individual Retirement premiums and deposits and net flows by product line:

	Premiums and Deposits		Net Flows		Premiums and Deposits		Net Flows
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Fixed annuities	$1,268	$1,384	$(1,115)	$(67)	$3,516	$2,953	$(1,205)	$203
Fixed index annuities	2,317	1,458	1,611	1,080	4,374	2,822	3,000	2,065
Variable annuities	460	778	(855)	(385)	1,038	1,726	(1,491)	(766)
Total	$4,045	$3,620	$(359)	$628	$8,928	$7,501	$304	$1,502
Premiums and Deposits and Net Flow Comparison for the Three Months Ended June 30, 2023 and 2022
Fixed Annuities Net outflows increased $1.0 billion over the prior year, primarily due to higher surrenders and withdrawals ($1.0 billion) and lower premiums and deposits ($116 million), partially offset by lower death benefits ($67 million).
Fixed Index Annuities Net inflows increased ($531 million) primarily due to higher premiums and deposits ($859 million), due to competitive pricing and higher interest rates, partially offset by higher surrenders and withdrawals ($308 million) and higher death benefits ($20 million).
Variable Annuities Net outflows increased ($470 million) primarily due to lower premiums and deposits ($318 million), due to market volatility; and higher surrenders and withdrawals ($153 million).
Premiums and Deposits and Net Flow Comparison for the Six Months Ended June 30, 2023 and 2022
Fixed Annuities Net outflows increased $1.4 billion over the prior year, primarily due to higher surrenders and withdrawals ($2.1 billion), partially offset by higher premiums and deposits ($563 million) due to competitive pricing and higher interest rates and lower death benefits ($83 million).
Fixed Index Annuities Net inflows increased ($935 million) primarily due to higher premiums and deposits ($1.6 billion), due to competitive pricing and higher interest rates, partially offset by higher surrenders and withdrawals ($573 million) and higher death benefits ($44 million).
Variable Annuities Net outflows increased ($725 million) primarily due to lower premiums and deposits ($688 million), due to market volatility and higher surrenders and withdrawals ($78 million); partially offset by lower death benefits ($41 million).
The following table presents surrenders rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed annuities	15.9%	7.9%	15.5%	7.3%
Fixed index annuities	6.8	4.0	6.7	4.0
Variable annuities	7.7	6.2	7.4	6.3

AIG | Second Quarter 2023 Form 10-Q	123

ITEM 2 | Business Segment Operations | Life and Retirement

The following table presents account value for fixed annuities and variable and fixed index annuities by surrender charge category:

	June 30, 2023			December 31, 2022
(in millions)	Fixed Annuities	Fixed Index Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities	Variable Annuities
No surrender charge	$23,441	$1,675	$29,025	$24,889	$2,270	$27,037
Greater than 0% - 2%	1,132	2,387	6,806	1,783	1,353	6,962
Greater than 2% - 4%	2,397	6,307	5,505	2,256	4,532	5,081
Greater than 4%	20,335	26,077	11,807	18,905	25,196	12,082
Non-surrenderable(a)	2,433	—	1,156	2,453	—	1,155
Total account value(b)	$49,738	$36,446	$54,299	$50,286	$33,351	$52,317
(a)The non-surrenderable portion of variable annuities relates to funding agreements.
(b)Includes payout Immediate Annuities and funding agreements.
Individual Retirement annuities are typically subject to a three- to seven-year surrender charge period, depending on the product. For fixed and fixed index annuities, the proportion of account value subject to surrender charge at June 30, 2023 increased compared to December 31, 2022 primarily due to growth in business. The increase in the proportion of account value with no surrender charge for variable annuities as of June 30, 2023 compared to December 31, 2022 was principally due to normal aging of business.
GROUP RETIREMENT RESULTS

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2023	2022	Change		2023	2022	Change
Adjusted revenues:
Premiums	$4	$5	(20)%		$10	$13	(23)%
Policy fees	102	104	(2)		202	218	(7)
Net investment income	509	490	4		1,009	1,017	(1)
Advisory fee and other income	75	73	3		152	158	(4)
Total adjusted revenues	690	672	3		1,373	1,406	(2)
Benefits and expenses:
Policyholder benefits	6	13	(54)		15	23	(35)
Interest credited to policyholder account balances	294	287	2		585	570	3
Amortization of deferred policy acquisition costs	20	20	—		41	39	5
Non deferrable insurance commissions	33	30	10		61	58	5
Advisory fee expenses	29	30	(3)		58	64	(9)
General operating expenses	107	111	(4)		224	228	(2)
Interest expense	—	1	NM		1	3	(67)
Total benefits and expenses	489	492	(1)		985	985	—
Adjusted pre-tax income	$201	$180	12%		$388	$421	(8)%
Base net investment spread:
Base yield*	4.29%	3.92%	37	bps	4.25%	3.90%	35	bps
Cost of funds	2.74	2.60	14		2.72	2.60	12
Base net investment spread	1.55%	1.32%	23	bps	1.53%	1.30%	23	bps
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

124	AIG | Second Quarter 2023 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for the Three Months Ended June 30, 2023 and 2022
Adjusted pre-tax income increased $21 million primarily due to higher net investment spread income ($12 million) primarily driven by higher base portfolio spread income ($23 million), partially offset by lower alternative investment income ($14 million).
Adjusted Pre-Tax Income (Loss) Comparison for the Six Months Ended June 30, 2023 and 2022
Adjusted pre-tax income decreased $33 million primarily due to:
•lower net investment spread income ($23 million) primarily driven by lower alternative investment income ($87 million), partially offset by higher base portfolio spread income ($56 million) and higher yield enhancement income ($8 million); and
•lower policy and advisory fee income, net of advisory fee expenses of ($16 million) due to lower average separate account assets driven by negative net flows and the prior year decline in equity markets.
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
The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits and net flows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Premiums	$4	$5	$10	$13
Deposits	1,919	1,767	4,159	3,647
Premiums and deposits*	$1,923	$1,772	$4,169	$3,660
Net Flows	$(1,746)	$(548)	$(2,565)	$(1,367)
* Excludes client deposits into advisory and brokerage accounts of $1.1 billion and $1.2 billion for the six months ended June 30, 2023 and 2022, respectively.
Premiums and Deposits and Net Flow Comparison for the Three Months Ended June 30, 2023 and 2022
Net outflows were $1.2 billion higher compared to the prior year primarily due to higher surrenders and withdrawals ($1.4 billion), partially offset by higher premiums and deposits ($151 million) and lower death and payout annuity benefits ($29 million). Large plan acquisitions and surrenders resulted in lower net flows of ($705 million) compared to the prior year. Excluding large plan acquisitions and surrenders, net outflows were concentrated in variable annuity products with higher contractual guaranteed minimum crediting rates.
Premiums and Deposits and Net Flow Comparison for the Six Months Ended June 30, 2023 and 2022
Net outflows were $1.2 billion higher compared to the prior year primarily due to higher surrenders and withdrawals ($1.8 billion), partially offset by higher premiums and deposits ($509 million) and lower death and payout annuity benefits ($46 million). Large plan acquisitions and surrenders resulted in lower net flows of ($377 million) compared to the prior year. Excluding large plan acquisitions and surrenders, net outflows were concentrated in variable annuity products with higher contractual guaranteed minimum crediting rates.
The following table presents Group Retirement surrenders rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Surrender rates	13.0%	7.7%	12.0%	8.2%

AIG | Second Quarter 2023 Form 10-Q	125

ITEM 2 | Business Segment Operations | Life and Retirement

The following table presents account value for Group Retirement annuities by surrender charge category:

(in millions)	June 30, 2023(a)	December 31, 2022(b)
No surrender charge(b)	$71,221	$69,885
Greater than 0% - 2%	1,208	454
Greater than 2% - 4%	1,797	435
Greater than 4%	5,210	6,281
Non-surrenderable	486	945
Total account value(c)	$79,922	$78,000
(a)Excludes mutual fund assets under administration of $26.7 billion and $24.0 billion at June 30, 2023 and December 31, 2022, respectively.
(b)Group Retirement amounts in this category include account values in the general account of approximately $4.3 billion and $4.5 billion at June 30, 2023 and December 31, 2022, respectively, which are subject to 20 percent annual withdrawal limitations at the participant level and account value in the general account of $5.5 billion and $5.8 billion at June 30, 2023 and December 31, 2022, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.
(c)Includes payout Immediate Annuities and funding agreements.
Group Retirement annuity deposits are typically subject to a five- to seven-year surrender charge period, depending on the product. At June 30, 2023, Group Retirement annuity account value with no surrender charge increased compared to December 31, 2022 primarily due to increases in assets under management from higher equity markets.

LIFE INSURANCE RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Adjusted revenues:
Premiums	$563	$556	1%	$1,105	$1,103	—%
Policy fees	371	390	(5)	746	774	(4)
Net investment income	329	352	(7)	646	708	(9)
Other income	17	16	6	32	40	(20)
Total adjusted revenues	1,280	1,314	(3)	2,529	2,625	(4)
Benefits and expenses:
Policyholder benefits	827	815	1	1,635	1,637	—
Interest credited to policyholder account balances	85	87	(2)	167	172	(3)
Amortization of deferred policy acquisition costs	102	104	(2)	201	210	(4)
Non deferrable insurance commissions	22	28	(21)	39	46	(15)
Advisory fee expenses	(1)	—	NM	1	—	NM
General operating expenses	167	159	5	326	325	—
Interest expense	—	1	NM	—	2	NM
Total benefits and expenses	1,202	1,194	1	2,369	2,392	(1)
Adjusted pre-tax income	$78	$120	(35)%	$160	$233	(31)%
Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for the Three Months Ended June 30, 2023 and 2022
Adjusted pre-tax income decreased $42 million primarily due to lower net investment income, net of interest credited ($21 million), primarily driven by lower alternative investment and yield enhancement income ($44 million) primarily due to lower equity partnership performance and reduced gains on calls partially offset by higher base portfolio income, net of interest credited ($23 million).
Adjusted Pre-Tax Income (Loss) Comparison for the Six Months Ended June 30, 2023 and 2022
Adjusted pre-tax income decreased $73 million primarily due to lower net investment income, net of interest credited ($57 million), primarily driven by lower alternative investment and yield enhancement income ($94 million) primarily due to lower equity partnership performance and reduced gains on calls partially offset by higher base portfolio income, net of interest credited ($37 million).

126	AIG | Second Quarter 2023 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

LIFE INSURANCE GAAP PREMIUMS AND PREMIUMS AND DEPOSITS
Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life and international life and health. Premiums, excluding the effect of foreign exchange, increased $5 million and $17 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.
Premiums and deposits, excluding the effect of foreign exchange, increased $17 million and $29 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to growth in international life premiums.
The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Premiums	$563	$556	$1,105	$1,103
Deposits	384	388	782	785
Other*	229	213	445	438
Premiums and deposits	$1,176	$1,157	$2,332	$2,326
*Other principally consists of adding back ceded premiums to reflect the gross premiums and deposits.

INSTITUTIONAL MARKETS RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Adjusted revenues:
Premiums	$1,911	$496	285%	$3,486	$734	375%
Policy fees	49	49	—	98	96	2
Net investment income	408	241	69	739	504	47
Other income	—	—	NM	—	1	NM
Total adjusted revenues	2,368	786	201	4,323	1,335	224
Benefits and expenses:
Policyholder benefits	2,081	612	240	3,799	962	295
Interest credited to policyholder account balances	133	71	87	256	130	97
Amortization of deferred policy acquisition costs	2	2	—	4	3	33
Non deferrable insurance commissions	4	5	(20)	9	11	(18)
General operating expenses	21	18	17	44	37	19
Interest expense	—	1	NM	—	1	NM
Total benefits and expenses	2,241	709	216	4,112	1,144	259
Adjusted pre-tax income	$127	$77	65%	$211	$191	10%
Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for the Three Months Ended June 30, 2023 and 2022
Adjusted pre-tax income increased $50 million primarily due to:
•higher premiums primarily on new pension risk transfer business ($1.4 billion); and
•higher net investment income ($167 million) primarily driven by higher base portfolio income ($136 million), and higher alternative investment income ($29 million).
Partially offset by:
•higher policyholder benefits primarily on new pension risk transfer business ($1.5 billion); and
•higher interest credited on policyholder account balances, primarily related to the GIC business ($62 million).

AIG | Second Quarter 2023 Form 10-Q	127

ITEM 2 | Business Segment Operations | Life and Retirement

Adjusted Pre-Tax Income (Loss) Comparison for the Six Months Ended June 30, 2023 and 2022
Adjusted pre-tax income increased $20 million primarily due to:
•higher premiums primarily on new pension risk transfer business ($2.8 billion); and
•higher net investment income ($235 million) primarily driven by higher base portfolio income.
Partially offset by:
•higher policyholder benefits (including interest accretion) primarily on new pension risk transfer business ($2.8 billion); and
•higher interest credited on policyholder account balances, primarily related to the GIC business ($126 million).
INSTITUTIONAL MARKETS GAAP PREMIUMS AND PREMIUMS AND DEPOSITS
Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums increased $1.4 billion and $2.8 billion in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily driven by the transactional nature of the pension risk transfer business (direct and assumed reinsurance).
Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on investment-type annuity contracts. Deposits primarily include GICs, FHLB funding agreements and structured settlement annuities with no life contingencies.
Premiums and deposits increased $2.4 billion and $4.2 billion in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to higher premiums on pension risk transfer business and higher deposits on new GICs.
The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Premiums	$1,911	$496	$3,486	$734
Deposits	991	46	1,572	128
Other*	8	8	15	15
Premiums and deposits	$2,910	$550	$5,073	$877
*Other principally consists of adding back ceded premiums to reflect the gross premiums and deposits.

128	AIG | Second Quarter 2023 Form 10-Q

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

OTHER OPERATIONS RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Adjusted revenues:
Premiums	$16	$20	(20)%	$33	$50	(34)%
Net investment income:
Interest and dividends	87	97	(10)	203	160	27
Alternative investments	3	167	(98)	23	436	(95)
Other investment income (loss)	(2)	(62)	97	(16)	(147)	89
Investment expenses	(2)	(4)	50	(12)	(13)	8
Total net investment income	86	198	(57)	198	436	(55)
Other income	9	(11)	NM	12	15	(20)
Total adjusted revenues	111	207	(46)	243	501	(51)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	2	6	(67)	6	23	(74)
Acquisition expenses:
Amortization of deferred policy acquisition costs	—	2	NM	—	5	NM
Other acquisition expenses	(2)	(2)	—	(3)	(2)	(50)
Total acquisition expenses	(2)	—	NM	(3)	3	NM
General operating expenses:
Corporate and Other	242	245	(1)	480	510	(6)
Asset Management	7	8	(13)	14	30	(53)
Amortization of intangible assets	8	10	(20)	18	20	(10)
Total General operating expenses	257	263	(2)	512	560	(9)
Interest expense:
Corporate and Other	245	216	13	485	444	9
Asset Management*	32	53	(40)	100	90	11
Total interest expense	277	269	3	585	534	10
Total benefits, losses and expenses	534	538	(1)	1,100	1,120	(2)
Adjusted pre-tax loss before consolidation and eliminations	(423)	(331)	(28)	(857)	(619)	(38)
Consolidation and eliminations	3	(130)	NM	(54)	(263)	79
Adjusted pre-tax loss	$(420)	$(461)	9%	$(911)	$(882)	(3)%
Adjusted pre-tax income (loss) by activities:
Corporate and Other	$(414)	$(494)	16%	$(849)	$(1,041)	18%
Asset Management	(9)	163	NM	(8)	422	NM
Consolidation and eliminations	3	(130)	NM	(54)	(263)	79
Adjusted pre-tax loss	$(420)	$(461)	9%	$(911)	$(882)	(3)%
*Interest – Asset Management primarily represents interest expense on consolidated investment entities of $30 million and $51 million in the three months ended June 30, 2023 and 2022, respectively, and $96 million and $87 million in the six months ended June 30, 2023 and 2022, respectively.

AIG | Second Quarter 2023 Form 10-Q	129

ITEM 2 | Business Segment Operations | Other Operations

THREE MONTHS ENDED JUNE 30, 2023 AND 2022 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations of $423 million in 2023 compared to $331 million in 2022, an increase of $92 million, was primarily due to:
•lower net investment income associated with consolidated investment entities of $212 million, partially offset by the non-recurrence of 2022 mark to market losses on Collateralized Loan Obligations (CLO) of $119 million; and
•higher corporate interest expense of $8 million primarily driven by interest expense of $45 million on the $6.5 billion Corebridge senior unsecured notes, $1.5 billion draw down on Corebridge 3-Year Delayed Draw Term Loan and $1.0 billion junior subordinated debt issued by Corebridge in 2022 and interest expense associated with consolidated investments entities due to higher rates of $20 million, partially offset by interest savings of $15 million from $1.8 billion debt repurchases, through cash tender offers and debt redemption in 2022.
Adjusted pre-tax gain on consolidation and eliminations of $3 million in 2023 compared to losses of $130 million in 2022, a decrease of $133 million, was primarily due to the elimination of the insurance companies’ net investment income from their investment in the consolidated investment entities of $124 million.
SIX MONTHS ENDED JUNE 30, 2023 AND 2022 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations of $857 million in 2023 compared to $619 million in 2022, an increase of $238 million, was primarily due to:
•lower net investment income associated with consolidated investment entities of $429 million, partially offset by the absence of 2022 mark to market losses on CLO of $248 million;
•higher corporate interest expense of $51 million primarily driven by interest expense of $151 million on the $6.5 billion Corebridge senior unsecured notes, $1.5 billion draw down on Corebridge 3-Year Delayed Draw Term Loan and $1.0 billion junior subordinated debt issued by Corebridge in 2022, partially offset by interest savings of $110 million from $9.4 billion debt repurchases, through cash tender offers and debt redemption in 2022; and
•lower general operating expenses of $48 million primarily driven by a reduction in employee-related costs of $22 million and other operating expenses of $26 million.
Adjusted pre-tax loss on consolidation and eliminations of $54 million in 2023 compared to $263 million in 2022, a decrease of $209 million, was primarily due to the elimination of the insurance companies’ net investment income from their investment in the consolidated investment entities of $213 million.

130	AIG | Second Quarter 2023 Form 10-Q

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
Over the past several quarters inflation has continued to remain elevated, which has led to the most significant increases in interest rates by the Board of Governors of the Federal Reserve System. This has also led to a significant rise in interest rates across the yield curve and a widening of credit spreads reflecting ongoing recession concerns.
Our Investment Management Agreements with Blackstone Inc.
In 2021, AIG entered into a long-term asset management relationship with Blackstone Inc. and its investment advisory affiliates (Blackstone), pursuant to which Blackstone initially managed $50 billion of Corebridge’s existing investment portfolio, with that amount increasing to an aggregate of $92.5 billion over the next five years. As of June 30, 2023, Blackstone manages $53 billion in book value of assets in Corebridge's investment portfolio. As these assets run-off, we expect Blackstone to reinvest primarily in Blackstone-originated investments across a range of asset classes, including private and structured credit, and commercial and residential real estate securitized and whole loans. We continue to manage asset allocation and portfolio-level risk management decisions with respect to any assets managed by Blackstone, ensuring that we maintain a consistent level of oversight across our entire investment portfolio considering our asset-liability matching needs, risk appetite and capital positions.
Our Investment Management Agreements with BlackRock, Inc.
Since April 2022, AIG and Corebridge insurance company subsidiaries have entered into separate investment management agreements with BlackRock, Inc. and its investment advisory affiliates (BlackRock). Certain additional insurance company subsidiaries will also enter into such investment management agreements over the coming months. As of June 30, 2023, BlackRock manages $148 billion of our investment portfolio, consisting of liquid fixed income and certain private placement assets, including $72 billion of Corebridge assets. In addition, liquid fixed income assets associated with the Fortitude Re portfolio were separately transferred to BlackRock for management.
For additional information, see Note 1 to the Condensed Consolidated Financial Statements.

INVESTMENT HIGHLIGHTS IN THE SIX MONTHS ENDED JUNE 30, 2023

•Blended investment yields on new investments are higher than blended rates on investments that were sold, matured or called during this period. We continued to make investments in structured securities and other fixed maturity securities with attractive risk-adjusted return characteristics to improve yields and increase net investment income.
•The higher interest rate environment has contributed to higher income in the base portfolio for the six months ended June 30, 2023 compared to the same period in the prior year. Total Net investment income decreased for the six months ended June 30, 2023 compared to the same period in the prior year, primarily due to lower returns in our private equity and hedge fund portfolios and lower income in our available for sale fixed security portfolio primarily driven by lower call and prepayment income.

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

AIG | Second Quarter 2023 Form 10-Q	131

ITEM 2 | Investments

•Given our global presence, we seek investments that provide diversification from investments available in local markets. To the extent we purchase these investments, we generally hedge any currency risk using derivatives, which could provide opportunities to earn higher risk adjusted returns compared to investments in the functional currency.
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
–Surplus investments seek to enhance portfolio returns and are generally comprised of a mix of fixed maturity investment grade and below investment grade securities and various alternative asset classes, including private equity, real estate equity, and hedge funds. Over the past few years, hedge fund investments have been reduced.
•Outside of the U.S., fixed maturity securities held by our insurance companies consist primarily of investment-grade securities generally denominated in the currencies of the countries in which we operate.
•We also utilize derivatives to manage our asset and liability duration as well as currency exposures.
Asset-Liability Management
The investment strategy within the General Insurance companies focuses on growth of surplus, maintenance of sufficient liquidity for unanticipated insurance claims, and preservation of capital. General Insurance invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies’ North America operations have an average duration of 4.1 years. Fixed maturity securities of the General Insurance companies’ International operations have an average duration of 3.3 years.
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
In addition, a portion of the surplus of General Insurance companies is invested in a diversified portfolio of alternative investments that seek to balance liquidity, volatility and growth of surplus. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved yields in excess of the fixed maturity portfolio yields and have provided added diversification to the broader portfolio.
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
Fixed maturity securities of the Life and Retirement companies’ domestic operations have an average duration of 7.1 years.
In addition, the Life and Retirement companies seek to enhance surplus portfolio returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved returns in excess of the fixed maturity portfolio returns.

132	AIG | Second Quarter 2023 Form 10-Q

ITEM 2 | Investments

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
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

June 30, 2023
(in millions)
NAIC Designation	1	2	Total Investment Grade	3	4	5	6	Total Below Investment Grade	Total
Other fixed maturity securities	$87,566	$65,945	$153,511	$6,502	$5,186	$600	$49	$12,337	$165,848
Mortgage-backed, asset-backed and collateralized	54,046	6,971	61,017	290	143	15	146	594	61,611
Total*	$141,612	$72,916	$214,528	$6,792	$5,329	$615	$195	$12,931	$227,459
*Excludes $12 million of fixed maturity securities for which no NAIC Designation is available.
The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

June 30, 2023
(in millions)
Composite AIG Credit Rating	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
Other fixed maturity securities	$90,120	$62,934	$153,054	$6,672	$5,471	$651	$12,794	$165,848
Mortgage-backed, asset-backed and collateralized	48,246	7,783	56,029	478	435	4,669	5,582	61,611
Total*	$138,366	$70,717	$209,083	$7,150	$5,906	$5,320	$18,376	$227,459
*Excludes $12 million of fixed maturity securities for which no NAIC Designation is available.
CREDIT RATINGS
At June 30, 2023, approximately 89 percent of our fixed maturity securities were held by our domestic entities. Approximately 92 percent of these securities were rated investment grade by one or more of the principal rating agencies.
Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At June 30, 2023, approximately 93 percent of such investments were either rated investment grade or, on the basis of analysis of our investment managers, were equivalent from a credit standpoint to securities rated investment grade. Approximately 28 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.
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

AIG | Second Quarter 2023 Form 10-Q	133

ITEM 2 | Investments

For information regarding credit risks associated with investments see Part II, Item 7. MD&A – Enterprise Risk Management in the 2022 Annual Report.
The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
(in millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Rating:
Other fixed maturity securities
AAA	$13,124	$13,477	$39	$36	$13,163	$13,513
AA	32,620	31,061	774	810	33,394	31,871
A	43,354	45,618	210	244	43,564	45,862
BBB	61,660	63,173	1,273	1,043	62,933	64,216
Below investment grade	12,289	16,538	434	432	12,723	16,970
Non-rated	79	175	4	4	83	179
Total	$163,126	$170,042	$2,734	$2,569	$165,860	$172,611
Mortgage-backed, asset-backed and collateralized
AAA	$21,754	$20,729	$339	$253	$22,093	$20,982
AA	17,497	15,706	716	659	18,213	16,365
A	7,607	7,186	334	289	7,941	7,475
BBB	7,144	6,857	639	578	7,783	7,435
Below investment grade	5,393	5,509	171	125	5,564	5,634
Non-rated	9	127	8	12	17	139
Total	$59,404	$56,114	$2,207	$1,916	$61,611	$58,030
Total
AAA	$34,878	$34,206	$378	$289	$35,256	$34,495
AA	50,117	46,767	1,490	1,469	51,607	48,236
A	50,961	52,804	544	533	51,505	53,337
BBB	68,804	70,030	1,912	1,621	70,716	71,651
Below investment grade	17,682	22,047	605	557	18,287	22,604
Non-rated	88	302	12	16	100	318
Total	$222,530	$226,156	$4,941	$4,485	$227,471	$230,641
Available-for-Sale Investments
The following table presents the fair value of our available-for-sale securities:

(in millions)	June 30, 2023	December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$6,169	$6,619
Obligations of states, municipalities and political subdivisions	11,146	12,099
Non-U.S. governments	12,508	13,485
Corporate debt	133,303	137,839
Mortgage-backed, asset-backed and collateralized:
RMBS	18,894	18,817
CMBS	13,749	14,193
CLO/ABS	26,761	23,104
Total mortgage-backed, asset-backed and collateralized	59,404	56,114
Total bonds available for sale*	$222,530	$226,156
*At June 30, 2023 and December 31, 2022, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $17.8 billion and $22.3 billion, respectively.

134	AIG | Second Quarter 2023 Form 10-Q

ITEM 2 | Investments

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

(in millions)	June 30, 2023	December 31, 2022
Canada	$1,312	$1,312
Germany	889	856
Japan	753	812
France	620	636
United Kingdom	504	446
Indonesia	438	514
Australia	410	441
Chile	399	401
Israel	380	368
Mexico	368	379
Other	6,481	7,386
Total	$12,554	$13,551
The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	June 30, 2023					December 31, 2022 Total
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products	Total
Euro-Zone countries:
Germany	$889	$179	$2,278	$—	$3,346	$3,422
France	620	1,585	999	14	3,218	2,919
Netherlands	156	880	965	42	2,043	2,060
Belgium	35	297	905	41	1,278	1,256
Ireland	9	28	411	672	1,120	1,167
Spain	11	261	518	—	790	684
Luxembourg	17	295	313	—	625	1,025
Italy	18	92	463	—	573	491
Denmark	205	63	151	—	419	374
Finland	20	47	34	—	101	97
Other Euro-Zone	239	16	26	—	281	276
Total Euro-Zone	$2,219	$3,743	$7,063	$769	$13,794	$13,771
Remainder of Europe:
United Kingdom	$504	$4,099	$8,008	$802	$13,413	$12,492
Switzerland	25	556	718	—	1,299	1,449
Norway	263	95	205	—	563	607
Sweden	142	213	108	—	463	433
Jersey (Channel Islands)	3	155	—	133	291	310
Russian Federation	2	1	31	—	34	34
Other - Remainder of Europe	26	13	43	272	354	160
Total - Remainder of Europe	$965	$5,132	$9,113	$1,207	$16,417	$15,485
Total	$3,184	$8,875	$16,176	$1,976	$30,211	$29,256

AIG | Second Quarter 2023 Form 10-Q	135

ITEM 2 | Investments

Investments in Municipal Bonds
At June 30, 2023, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 97 percent of the portfolio rated A or higher.
The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	June 30, 2023
(in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value	December 31, 2022 Total Fair Value
California	$555	$415	$1,511	$2,481	$2,599
New York	41	169	1,803	2,013	2,207
Texas	16	371	593	980	1,168
Illinois	79	66	634	779	832
Massachusetts	230	19	278	527	597
Pennsylvania	57	2	314	373	391
Ohio	8	—	353	361	334
Georgia	91	58	209	358	354
New Jersey	9	2	269	280	308
Florida	4	—	259	263	337
Washington	89	13	160	262	279
Virginia	8	—	217	225	277
Missouri	—	—	184	184	193
All other states	307	186	1,567	2,060	2,223
Total	$1,494	$1,301	$8,351	$11,146	$12,099
Investments in Corporate Debt Securities
The following table presents the fair value of our available for sale corporate debt securities by industry categories:

Industry Category
(in millions)	June 30, 2023	December 31, 2022
Financial institutions:
Money center/Global bank groups	$8,221	$8,234
Regional banks – other	361	418
Life insurance	2,380	2,207
Securities firms and other finance companies	435	354
Insurance non-life	4,814	5,067
Regional banks – North America	5,215	5,832
Other financial institutions	17,175	16,491
Utilities	18,745	18,863
Communications	8,507	8,676
Consumer noncyclical	17,032	17,973
Capital goods	6,003	6,745
Energy	10,663	10,357
Consumer cyclical	8,317	10,963
Basic materials	4,478	4,715
Other	20,957	20,944
Total*	$133,303	$137,839
*At June 30, 2023 and December 31, 2022, approximately 92 percent and 89 percent, respectively, of these investments were rated investment grade.

136	AIG | Second Quarter 2023 Form 10-Q

ITEM 2 | Investments

Investments in RMBS
The following table presents the fair value of AIG’s RMBS available for sale securities:

(in millions)	June 30, 2023	December 31, 2022
Agency RMBS	$7,224	$8,126
Alt-A RMBS	4,547	4,400
Subprime RMBS	1,742	1,819
Prime non-agency	2,572	2,064
Other housing related	2,809	2,408
Total RMBS(a)(b)	$18,894	$18,817
(a)Includes approximately $4.4 billion and $4.4 billion at June 30, 2023 and December 31, 2022, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional information on Purchased Credit Deteriorated Securities, see Note 6 to the Condensed Consolidated Financial Statements.
(b)The weighted average expected life was six years at June 30, 2023 and seven years at December 31, 2022.
Our investments guidelines for investing in RMBS, CLO and other asset-backed securities (ABS) take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.
Investments in CMBS
The following table presents the fair value of our CMBS available for sale securities:

(in millions)	June 30, 2023	December 31, 2022
CMBS (traditional)	$11,903	$12,401
Agency	1,371	1,219
Other	475	573
Total	$13,749	$14,193
The fair value of CMBS holdings remained stable during the six months ended June 30, 2023. The majority of our investments in CMBS are in tranches that contain substantial credit protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.
Investments in CLO/ABS
The following table presents the fair value of our CLO/ABS available for sale securities by collateral type:

(in millions)	June 30, 2023	December 31, 2022
Collateral Type:
ABS	$13,865	$12,168
Bank loans	12,765	10,818
Other	131	118
Total	$26,761	$23,104

AIG | Second Quarter 2023 Form 10-Q	137

ITEM 2 | Investments

Unrealized Losses of Fixed Maturity Securities
The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

June 30, 2023	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)
Investment grade bonds
0-6 months	$36,472	$1,268	5,707	$3,990	$1,233	378	$363	$209	24	$40,825	$2,710	6,109
7-11 months	78,333	7,639	13,032	33,424	9,560	3,311	468	253	31	112,225	17,452	16,374
12 months or more	38,705	3,971	4,916	12,899	3,579	864	20	11	2	51,624	7,561	5,782
Total	$153,510	$12,878	23,655	$50,313	$14,372	4,553	$851	$473	57	$204,674	$27,723	28,265
Below investment grade bonds
0-6 months	$2,489	$68	642	$107	$28	20	$34	$28	15	$2,630	$124	677
7-11 months	4,920	382	2,124	773	226	284	29	22	13	5,722	630	2,421
12 months or more	4,317	262	1,000	474	131	55	27	21	8	4,818	414	1,063
Total	$11,726	$712	3,766	$1,354	$385	359	$90	$71	36	$13,170	$1,168	4,161
Total bonds
0-6 months	$38,961	$1,336	6,349	$4,097	$1,261	398	$397	$237	39	$43,455	$2,834	6,786
7-11 months	83,253	8,021	15,156	34,197	9,786	3,595	497	275	44	117,947	18,082	18,795
12 months or more	43,022	4,233	5,916	13,373	3,710	919	47	32	10	56,442	7,975	6,845
Total(e)	$165,236	$13,590	27,421	$51,667	$14,757	4,912	$941	$544	93	$217,844	$28,891	32,426
(a)Represents the number of consecutive months that fair value has been less than cost by any amount.
(b)Represents the percentage by which fair value is less than cost.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
The allowance for credit losses was $25 million for investment grade bonds and $100 million for below investment grade bonds as of June 30, 2023.
Commercial Mortgage Loans
At June 30, 2023, we had direct commercial mortgage loan exposure of $37.9 billion.
The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
June 30, 2023
State:
New York	80	$1,557	$4,372	$492	$442	$104	$—	$6,967	18%
California	61	854	1,107	162	1,251	625	13	4,012	11
New Jersey	66	2,185	81	382	630	11	32	3,321	9
Texas	41	878	891	147	182	18	—	2,116	5
Florida	60	614	118	358	197	535	—	1,822	5
Massachusetts	19	658	583	525	23	—	—	1,789	5
Illinois	22	602	624	3	45	—	20	1,294	3
Ohio	23	143	10	165	542	—	—	860	2
Pennsylvania	19	143	133	252	220	24	—	772	2
Colorado	14	287	93	92	—	155	—	627	2
Other states	128	2,544	505	693	996	175	36	4,949	13
Foreign	89	4,817	1,406	771	1,652	415	336	9,397	25
Total*	622	$15,282	$9,923	$4,042	$6,180	$2,062	$437	$37,926	100%

138	AIG | Second Quarter 2023 Form 10-Q

ITEM 2 | Investments

December 31, 2022
State:
New York	81	$1,571	$4,502	$490	$404	$104	$—	$7,071	19%
California	59	847	1,068	170	1,316	656	13	4,070	11
New Jersey	65	2,154	163	439	497	11	32	3,296	9
Texas	47	857	998	153	184	143	—	2,335	6
Massachusetts	16	576	443	521	23	—	—	1,563	4
Florida	57	491	119	362	199	391	—	1,562	4
Illinois	22	584	623	3	46	—	21	1,277	4
Ohio	23	145	10	168	544	—	—	867	2
Pennsylvania	18	75	133	255	223	23	—	709	2
Washington, D.C.	9	483	116	—	—	17	—	616	2
Other states	139	2,239	494	842	961	278	19	4,833	13
Foreign	93	4,575	1,606	413	1,609	404	322	8,929	24
Total*	629	$14,597	$10,275	$3,816	$6,006	$2,027	$407	$37,128	100%
*Does not reflect allowance for credit losses.
For additional information on commercial mortgage loans, see Note 7 to the Condensed Consolidated Financial Statements and Note 6 to the Consolidated Financial Statements in the 2022 Annual Report.
Net Realized Gains and Losses
The following table presents the components of Net realized gains (losses):

Three Months Ended June 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(287)	$(54)	$(341)	$(482)	$(122)	$(604)
Change in allowance for credit losses on fixed maturity securities	(56)	(2)	(58)	(47)	(1)	(48)
Change in allowance for credit losses on loans	(46)	(5)	(51)	24	6	30
Foreign exchange transactions	211	11	222	(229)	(15)	(244)
Index-linked interest credited embedded derivatives, net of related hedges	(141)	—	(141)	(20)	—	(20)
All other derivatives and hedge accounting*	26	(87)	(61)	682	48	730
Sales of alternative investments and real estate investments	4	(1)	3	7	2	9
Other	(50)	—	(50)	7	(4)	3
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(339)	(138)	(477)	(58)	(86)	(144)
Net realized gains on Fortitude Re funds withheld embedded derivative	—	180	180	—	2,776	2,776
Net realized gains (losses)	$(339)	$42	$(297)	$(58)	$2,690	$2,632

AIG | Second Quarter 2023 Form 10-Q	139

ITEM 2 | Investments

Six Months Ended June 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(674)	$(119)	$(793)	$(589)	$(154)	$(743)
Change in allowance for credit losses on fixed maturity securities	(72)	(2)	(74)	(100)	(41)	(141)
Change in allowance for credit losses on loans	(88)	(26)	(114)	5	(2)	3
Foreign exchange transactions	325	27	352	(242)	(24)	(266)
Index-linked interest credited embedded derivatives, net of related hedges	(319)	—	(319)	183	—	183
All other derivatives and hedge accounting*	(191)	(49)	(240)	1,082	(8)	1,074
Sales of alternative investments and real estate investments	8	—	8	23	3	26
Other	(41)	—	(41)	(19)	—	(19)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(1,052)	(169)	(1,221)	343	(226)	117
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(985)	(985)	—	6,094	6,094
Net realized gains (losses)	$(1,052)	$(1,154)	$(2,206)	$343	$5,868	$6,211
*Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 13 to the Condensed Consolidated Financial Statements.
Higher Net realized losses excluding Fortitude Re funds withheld assets in the three months ended June 30, 2023 were due primarily to investment sales and derivatives losses compared to derivatives gains in the prior year period. Net realized losses excluding Fortitude Re funds withheld assets in the six months ended June 30, 2023 compared to Net realized gains excluding Fortitude Re funds withheld assets in the prior year period were due primarily to derivative losses in the current period compared to derivative gains in the prior year period.
Index-linked interest credited embedded derivatives, net of related hedges, reflected losses in the three and six months ended June 30, 2023 compared to gains in the same period in the prior year. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of index-linked interest credited embedded derivatives, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.
Net realized gains (losses) on Fortitude Re funds withheld assets primarily reflect changes in the valuation of the modified coinsurance and funds withheld assets. Increases in the valuation of these assets result in losses to AIG as the appreciation on the assets under those reinsurance arrangements must be transferred to Fortitude Re. Decreases in valuation of the assets result in gains to AIG as the depreciation on the assets under those reinsurance arrangements must be transferred to Fortitude Re. For additional information on the impact of the funds withheld arrangements with Fortitude Re, see Note 8 to the Condensed Consolidated Financial Statements.
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
For additional information on our investment portfolio, see Note 6 to the Condensed Consolidated Financial Statements.
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments in the three and six months ended June 30, 2023 was primarily attributable to a change in the fair value of fixed maturity securities. For the three months ended June 30, 2023, net unrealized losses related to fixed maturity securities were $1.9 billion due primarily to a significant increase in interest rates. For the six months ended June 30, 2023, net unrealized gains were $3.1 billion due primarily to credit spreads narrowing.
The change in net unrealized gains and losses on investments in the three and six months ended June 30, 2022 was primarily attributable to decrease in the fair value of fixed maturity securities. For the three months ended June 30, 2022, net unrealized losses related to fixed maturity securities were $17.9 billion due primarily to a significant increase in interest rates and widening of credit spreads. For the six months ended June 30, 2022, net unrealized losses were $38.1 billion due to an increase in interest rates and widening of credit spreads.
For additional information on our investment portfolio, see Note 6 to the Condensed Consolidated Financial Statements.

140	AIG | Second Quarter 2023 Form 10-Q

ITEM 2 | Insurance Reserves

Insurance Reserves
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (LOSS RESERVES)
The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

	June 30, 2023			December 31, 2022
(in millions)	Net liability for unpaid losses and loss adjustment expenses	Reinsurance recoverable on unpaid losses and loss adjustment expenses	Gross liability for unpaid losses and loss adjustment expenses	Net liability for unpaid losses and loss adjustment expenses	Reinsurance recoverable on unpaid losses and loss adjustment expenses	Gross liability for unpaid losses and loss adjustment expenses
General Insurance:
U.S. Workers' Compensation (net of discount)	$2,669	$4,143	$6,812	$2,684	$4,319	$7,003
U.S. Excess Casualty	3,357	3,315	6,672	3,638	3,701	7,339
U.S. Other Casualty	4,080	3,494	7,574	3,858	3,872	7,730
U.S. Financial Lines	5,882	1,320	7,202	5,899	1,773	7,672
U.S. Property and Special Risks	3,651	2,676	6,327	6,815	3,295	10,110
U.S. Personal Insurance	771	1,985	2,756	794	2,052	2,846
UK/Europe Casualty and Financial Lines	7,178	1,765	8,943	6,984	1,538	8,522
UK/Europe Property and Special Risks	2,807	1,629	4,436	2,717	1,464	4,181
UK/Europe and Japan Personal Insurance	1,538	639	2,177	1,628	592	2,220
Other product lines(b)	6,166	4,697	10,863	5,999	4,834	10,833
Unallocated loss adjustment expenses(b)	1,297	890	2,187	1,418	927	2,345
Total General Insurance	39,396	26,553	65,949	42,434	28,367	70,801
Other Operations Run-Off:
U.S. run-off long tail insurance lines (net of discount)	289	3,377	3,666	239	3,427	3,666
Other run-off product lines	246	47	293	245	59	304
Blackboard U.S. Holdings, Inc.	107	136	243	134	135	269
Unallocated loss adjustment expenses	20	113	133	13	114	127
Total Other Operations Run-Off	662	3,673	4,335	631	3,735	4,366
Total	$40,058	$30,226	$70,284	$43,065	$32,102	$75,167
(a)Includes net loss reserve discount of $1.3 billion and $1.3 billion at June 30, 2023 and December 31, 2022, respectively. For information regarding loss reserve discount, see Note 12 to the Condensed Consolidated Financial Statements.
(b)Other product lines and Unallocated loss adjustment expenses includes Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense for the Fortitude Re reinsurance of $2.9 billion and $2.9 billion at June 30, 2023 and December 31, 2022, respectively.

Prior Year Development
The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
General Insurance:
North America	$(172)	$(191)	$(254)	$(264)
International	57	(11)	71	(31)
Total General Insurance*	$(115)	$(202)	$(183)	$(295)
Other Operations Run-Off	—	(1)	—	(1)
Total prior year favorable development	$(115)	$(203)	$(183)	$(296)
*Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $41 million and $42 million for the three months ended June 30, 2023 and 2022, respectively, and $82 million and $84 million for the six months ended June 30, 2023 and 2022, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $(33) million and $(213) million for the three months ended June 30, 2023 and 2022, respectively, and $(33) million and $(213) million for the six months ended June 30, 2023 and 2022, respectively. Also excludes the related changes in amortization of the deferred gain, which were $(16) million and $(70) million for the three months ended June 30, 2023 and 2022, respectively, and $3 million and $(70) million for the six months ended June 30, 2023 and 2022, respectively.

AIG | Second Quarter 2023 Form 10-Q	141

ITEM 2 | Insurance Reserves

Net Loss Development
In the three months ended June 30, 2023, we recognized favorable prior year loss reserve development of $115 million. The key components of this development were:
North America
•Favorable development on our loss sensitive U.S. Workers' Compensation business reflecting continued favorable loss experience.
•Favorable development in U.S. Other Casualty reflecting favorable experience in Primary Casualty.
•Amortization benefit related to the deferred gain on the adverse development cover.
•Favorable development in U.S. Property and Special Risks reflecting favorable attritional loss experience along with favorable development on prior year catastrophes.
International
•Unfavorable development in Casualty reflecting unfavorable loss experience in Europe.
In the six months ended June 30, 2023, we recognized favorable prior year loss reserve development of $183 million. The key components of this development were:
North America
•Favorable development on our loss sensitive U.S. Workers' Compensation business reflecting continued favorable loss experience.
•Favorable development in U.S. Other Casualty reflecting favorable experience in Primary Casualty.
•Amortization benefit related to the deferred gain on the adverse development cover.
•Favorable development in U.S. Property and Special Risks reflecting favorable attritional loss experience along with favorable development on prior year catastrophes.
International
•Unfavorable development in Casualty reflecting unfavorable loss experience in Europe.
•Unfavorable development on prior year catastrophes.
In the three months ended June 30, 2022, we recognized favorable prior year loss reserve development of $203 million. The key components of this development were:
North America
•Favorable development on U.S. Workers' Compensation.
•Favorable development on U.S. Other Casualty.
•Amortization benefit related to the deferred gain on the adverse development cover.
In the six months ended June 30, 2022, we recognized favorable prior year loss reserve development of $296 million. The key components of this development were:
North America
•Favorable development on U.S. Workers' Compensation and short tail lines.
•Favorable development on U.S. Other Casualty.
•Amortization benefit related to the deferred gain on the adverse development cover.
International
•Favorable development in Japan personal lines.

142	AIG | Second Quarter 2023 Form 10-Q

ITEM 2 | Insurance Reserves

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Three Months Ended June 30, 2023
(in millions)	Total	2022	2021 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(49)	$1	$(50)
U.S. Excess Casualty	12	—	12
U.S. Other Casualty	(90)	26	(116)
U.S. Financial Lines	8	—	8
U.S. Property and Special Risks	(51)	27	(78)
U.S. Personal Insurance	(5)	—	(5)
Other Product Lines	3	(18)	21
Total General Insurance North America	$(172)	$36	$(208)
General Insurance International:
UK/Europe Casualty and Financial Lines	$73	$7	$66
UK/Europe Property and Special Risks	17	15	2
UK/Europe and Japan Personal Insurance	—	—	—
Other product lines	(33)	(27)	(6)
Total General Insurance International	$57	$(5)	$62
Other Operations Run-Off	—	—	—
Total Prior Year (Favorable) Unfavorable Development	$(115)	$31	$(146)

Three Months Ended June 30, 2022
(in millions)	Total	2021	2020 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(128)	$(8)	$(120)
U.S. Excess Casualty	(10)	—	(10)
U.S. Other Casualty	(42)	(1)	(41)
U.S. Financial Lines	(7)	—	(7)
U.S. Property and Special Risks	(5)	(30)	25
U.S. Personal Insurance	8	5	3
Other Product Lines	(7)	4	(11)
Total General Insurance North America	$(191)	$(30)	$(161)
General Insurance International:
UK/Europe Casualty and Financial Lines	$—	$—	$—
UK/Europe Property and Special Risks	(4)	(2)	(2)
UK/Europe and Japan Personal Insurance	1	1	—
Other product lines	(8)	4	(12)
Total General Insurance International	$(11)	$3	$(14)
Other Operations Run-Off	(1)	—	(1)
Total Prior Year (Favorable) Unfavorable Development	$(203)	$(27)	$(176)

Six Months Ended June 30, 2023
(in millions)	Total	2022	2021 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(85)	$1	$(86)
U.S. Excess Casualty	2	—	2
U.S. Other Casualty	(117)	1	(118)
U.S. Financial Lines	1	—	1
U.S. Property and Special Risks	(33)	97	(130)
U.S. Personal Insurance	(8)	12	(20)
Other Product Lines	(14)	(47)	33
Total General Insurance North America	$(254)	$64	$(318)

AIG | Second Quarter 2023 Form 10-Q	143

ITEM 2 | Insurance Reserves

Six Months Ended June 30, 2023
(in millions)	Total	2022	2021 & Prior
General Insurance International:
UK/Europe Casualty and Financial Lines	$72	$11	$61
UK/Europe Property and Special Risks	28	62	(34)
UK/Europe and Japan Personal Insurance	(6)	(2)	(4)
Other product lines	(23)	(26)	3
Total General Insurance International	$71	$45	$26
Other Operations Run-Off	—	—	—
Total Prior Year (Favorable) Unfavorable Development	$(183)	$109	$(292)

Six Months Ended June 30, 2022
(in millions)	Total	2021	2020 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(185)	$(9)	$(176)
U.S. Excess Casualty	(20)	—	(20)
U.S. Other Casualty	(52)	—	(52)
U.S. Financial Lines	(14)	—	(14)
U.S. Property and Special Risks	24	(75)	99
U.S. Personal Insurance	(6)	2	(8)
Other Product Lines	(11)	(13)	2
Total General Insurance North America	$(264)	$(95)	$(169)
General Insurance International:
UK/Europe Casualty and Financial Lines	$5	$(2)	$7
UK/Europe Property and Special Risks	(16)	(22)	6
UK/Europe and Japan Personal Insurance	(13)	(13)	—
Other product lines	(7)	14	(21)
Total General Insurance International	$(31)	$(23)	$(8)
Other Operations Run-Off	(1)	—	(1)
Total Prior Year (Favorable) Unfavorable Development	$(296)	$(118)	$(178)
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

144	AIG | Second Quarter 2023 Form 10-Q

ITEM 2 | Insurance Reserves

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement, the effect of discounting of loss reserves and amortization of the deferred gain.

(in millions)	June 30, 2023	December 31, 2022
Gross Covered Losses
Covered reserves before discount	$11,605	$12,537
Inception to date losses paid	29,558	28,667
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$16,163	$16,204
Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$12,930	$12,963
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	2,742	2,775
Discount on ceded losses(a)	(1,158)	(1,254)
Pre-tax deferred gain before amortization	1,584	1,521
Inception to date amortization of deferred gain at inception	(1,346)	(1,264)
Inception to date amortization attributed to changes in deferred gain(b)	(42)	(52)
Deferred gain liability reflected in AIG's balance sheet	$196	$205
(a)The accretion of discount and a reduction in effective interest rates is offset by changes in estimates of the amount and timing of future recoveries.
(b)Excluded from APTI.
The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Balance at beginning of period, net of discount	$222	$870	$205	$869
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	(33)	(213)	(33)	(213)
Amortization attributed to deferred gain at inception(b)	(41)	(42)	(82)	(84)
Amortization attributed to changes in deferred gain(c)	22	76	10	80
Changes in discount on ceded loss reserves	26	18	96	57
Balance at end of period, net of discount	$196	$709	$196	$709
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
Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our run-off operations. Those reinsurance transactions were designed to consolidate most of our insurance run-off lines into a single legal entity. As of June 30, 2023, approximately $27.5 billion of reserves from our Life and Retirement Run-Off Lines and approximately $3.1 billion of reserves from our General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.

AIG | Second Quarter 2023 Form 10-Q	145

ITEM 2 | Insurance Reserves

LIFE AND ANNUITY FUTURE POLICY BENEFITS, POLICYHOLDER CONTRACT DEPOSITS AND MARKET RISK BENEFITS
The following section provides discussion of life and annuity future policy benefits, policyholder contract deposits and market risk benefits.
Variable Annuity Guaranteed Benefits and Hedging Results
Our Individual Retirement and Group Retirement businesses offer variable annuity products with riders that provide guaranteed benefits. The liabilities are accounted for as MRBs and measured at fair value. The fair value of the MRBs may fluctuate significantly based on market interest rates, equity prices, credit spreads, market volatility, policyholder behavior and other factors.
In addition to risk-mitigating features in our variable annuity product design, we have an economic hedging program designed to manage market risk from GMWBs, including exposures to changes in interest rates, equity prices, credit spreads and volatility. The hedging program includes all in-force GMWB policies and utilizes derivative instruments, including but not limited to equity options, futures contracts and interest rate swap and option contracts, as well as fixed maturity securities.
For additional information on market risk management related to these product features, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Fixed Index Annuity and Index Universal Life Risk Management and Hedging Programs in the 2022 Annual Report.
Differences in Valuation of MRBs and Economic Hedge Target
The variable annuity hedging program utilizes an economic hedge target, which represents an estimate of the underlying economic risks in our GMWB riders. The economic hedge target differs from the GAAP valuation of the MRBs, creating volatility in our net income (loss) primarily due to the following:
•The MRBs include both the GMWB riders and the GMDB riders while the hedge program is targeting the economic risks of just the GMWB rider;
•The hedge program is designed to offset most moves in the GMWB economic liability and therefore has a lower sensitivity to equity market changes than the MRBs;
•The economic hedge target includes 100 percent of the GMWB rider fees in present value calculations;
•The GAAP valuation reflects those fees attributed to the MRBs, such that the initial value at contract issue equals zero. Since the MRB includes GMWBs and GMDBs, these attributed fees are typically larger than just the GMWB rider fees;
•The economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for GAAP valuation, such as margins for policyholder behavior, mortality, and volatility; and
•The economic hedge target excludes our own credit risk changes (non-performance adjustments) used in the GAAP valuation, which are recognized in OCI. The GAAP valuation has different sensitivities to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target.
For additional information on our valuation methodology for MRBs, see Note 5 to the Condensed Consolidated Financial Statements.
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

146	AIG | Second Quarter 2023 Form 10-Q

ITEM 2 | Insurance Reserves

The following table presents a reconciliation between the fair value of the GAAP MRBs and the value of our economic hedge target:

(in millions)	June 30, 2023	December 31, 2022
Reconciliation of market risk benefits and economic hedge target:
Market risk benefits liability, net	$1,169	$1,657
Exclude non-performance risk adjustment	(516)	(479)
Market Risk Benefits liability, excluding NPA	653	1,178
Adjustments for risk margins and differences in valuation	318	(281)
Economic hedge target liability	$971	$897
Impact on Pre-tax Income (Loss)
The impact on our pre-tax income (loss) of variable annuity guaranteed benefits and related hedging results includes changes in the fair value of MRBs, and changes in the fair value of related derivative hedging instruments, and along with attributed rider fees and net of benefits associated with MRBs are together recognized in Change in the fair value of MRBs, net, with the exception of our own credit risk changes, which are recognized in OCI. Changes in the fair value of MRBs are excluded from adjusted pre-tax income of Individual Retirement and Group Retirement.
The change in the fair value of the MRBs and the change in the value of the hedging portfolio are not expected to be fully offsetting, primarily due to the differences in valuation between the economic hedge target, the GAAP MRBs and the fair value of the hedging portfolio, as discussed above. When corporate credit spreads widen, the change in the non-performance risk adjustment (NPA) spread generally reduces the fair value of the MRBs liabilities, resulting in a gain in AOCI, and when corporate credit spreads tighten, the change in the NPA spread generally increases the fair value of the MRBs liabilities, resulting in a loss in AOCI. In addition to changes driven by credit market-related movements in the NPA spread, the NPA balance also reflects changes in business activity and in the net amount at risk from the underlying guaranteed living benefits.
Change in Economic Hedge Target
The increase in the economic hedge target liability in the six months ended June 30, 2023 was primarily driven by tightening credit spreads and lower equity volatility.
The following table presents the impact on pre-tax income (loss) and other comprehensive income (loss) of Variable Annuity MRBs and Hedging:

Three Months Ended June 30,	2023			2022
(in millions)	MRB Liability*	Hedge Assets	Net	MRB Liability*	Hedge Assets	Net
Issuances	$3	$—	$3	$(7)	$—	$(7)
Interest accrual and effects of time	(11)	(64)	(75)	(20)	(76)	(96)
Attributed fees	(224)	—	(224)	(229)	—	(229)
Expected claims	23	—	23	16	—	16
Effect of changes in interest rates	339	(317)	22	1,196	(1,024)	172
Effect of changes in interest rate volatility	13	(18)	(5)	(9)	(6)	(15)
Effect of changes in equity markets	491	(288)	203	(1,286)	726	(560)
Effect of changes in equity index volatility	8	(4)	4	46	(11)	35
Actual outcome different from model expected outcome	(48)	—	(48)	(30)	—	(30)
Effect of changes in other future expected assumptions	12	—	12	—	—	—
Foreign exchange Impact	3	—	3	5	—	5
Total impact on balance before other and changes in our own credit risk	609	(691)	(82)	(318)	(391)	(709)
Other	(3)	3	—	—	47	47
Effect of changes in our own credit risk	(138)	41	(97)	533	(72)	461
Total income (loss) impact on market risk benefits	468	(647)	(179)	215	(416)	(201)
Less: Impact on OCI	(138)	(22)	(160)	533	(215)	318
Add: Fees net of claims and ceded premiums and benefits	195	—	195	209	—	209
Net impact on pre-tax income (loss)	$801	$(625)	$176	$(109)	$(201)	$(310)
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)			$(167)			$252

AIG | Second Quarter 2023 Form 10-Q	147

ITEM 2 | Insurance Reserves

Six Months Ended June 30,	2023			2022
(in millions)	MRB Liability*	Hedge Assets	Net	MRB Liability*	Hedge Assets	Net
Issuances	$—	$—	$—	$(7)	$—	$(7)
Interest accrual and effects of time	(26)	(119)	(145)	(38)	(139)	(177)
Attributed fees	(475)	—	(475)	(445)	—	(445)
Expected claims	49	—	49	29	—	29
Effect of changes in interest rates	(28)	29	1	2,317	(2,036)	281
Effect of changes in interest rate volatility	94	(78)	16	(198)	75	(123)
Effect of changes in equity markets	912	(550)	362	(1,688)	1,074	(614)
Effect of changes in equity index volatility	(4)	(11)	(15)	47	(15)	32
Actual outcome different from model expected outcome	(109)	—	(109)	(162)	—	(162)
Effect of changes in other future expected assumptions	108	—	108	—	—	—
Foreign exchange Impact	3	—	3	8	—	8
Total impact on balance before other and changes in our own credit risk	524	(729)	(205)	(137)	(1,041)	(1,178)
Other	(3)	(17)	(20)	—	86	86
Effect of changes in our own credit risk	(37)	43	6	1,260	(128)	1,132
Total income (loss) impact on market risk benefits	484	(703)	(219)	1,123	(1,083)	40
Less: Impact on OCI	(37)	34	(3)	1,260	(430)	830
Add: Fees net of claims and ceded premiums and benefits	419	—	419	393	—	393
Net impact on pre-tax income (loss)	$940	$(737)	$203	$256	$(653)	$(397)
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)			$(375)			$380
*MRB Liability is partially offset by MRB Assets.
Three Months Ended June 30, 2023
Net impact on pre-tax income of $176 million was primarily driven by increases in equity markets.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended June 30, 2023, we had a net mark-to-market loss of approximately $167 million from our hedging activities related to our economic hedge target primarily driven by tightening credit spreads, and lower equity volatility.
Six Months Ended June 30, 2023
Net impact on pre-tax income of $203 million was primarily driven by increases in equity markets and the impact of the London Inter-Bank Offered Rate to Secured Overnight Financing Rate (SOFR) transition.
With the transition of risk free rates to the SOFR curve, our discounting of fees has been reduced, resulting in a one-time favorable impact to the MRB liability.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the six months ended June 30, 2023, we had a net mark-to-market loss of approximately $375 million from our hedging activities related to our economic hedge target primarily driven by tightening credit spreads, and lower equity volatility.
Three Months Ended June 30, 2022
Net impact on pre-tax loss of $310 million was primarily driven by lower equity markets, partially offset by increases in interest rates.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended June 30, 2022, we had a net mark-to-market gain of approximately $252 million from our hedging activities related to our economic hedge target primarily driven by higher interest rates and widening spreads, offset by lower equity markets.
Six Months Ended June 30, 2022
Net impact on pre-tax loss of $397 million was primarily driven by fund basis changes that impacted our actual to expected model outcomes, lower equity markets and term structure moves in the interest rate volatility market, partially offset by increases in interest rates.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the six months ended June 30, 2022, we had a net mark-to-market gain of approximately $380 million from our hedging activities related to our economic hedge target primarily driven by widening credit spreads.

148	AIG | Second Quarter 2023 Form 10-Q

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

AIG | Second Quarter 2023 Form 10-Q	149

ITEM 2 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

SOURCES(a)
Liquidity to AIG Parent from Subsidiaries
During the six months ended June 30, 2023, our General Insurance companies distributed dividends of $1.2 billion to AIG Parent or applicable intermediate holding companies.
During the six months ended June 30, 2023, Corebridge distributed $477 million of dividends to AIG Parent in its capacity as a public company shareholder of Corebridge after its initial public offering. Of this amount, $213 million consisted of quarterly cash dividends of $0.23 per share on Corebridge common stock and $264 million consisted of a special cash dividend of $0.62 per share on Corebridge common stock.
Debt Issuance
In March 2023, we issued $750 million aggregate principal amount of 5.125% Notes Due 2033.
Corebridge Secondary Offering
On June 12, 2023, AIG sold 74.75 million shares of Corebridge common stock in a secondary offering at a public offering price of $16.25 per share, which included 65 million shares initially offered and the full exercise by the underwriters of their option to purchase an additional 9.75 million shares. The aggregate gross proceeds of the offering to AIG, before deducting underwriting discounts and commissions and other expenses payable by AIG, were approximately $1.2 billion.
Corebridge Share Repurchase
In June 2023, Corebridge repurchased 11 million shares of its common stock from AIG at a purchase price of $16.41 per share. The gross proceeds of the share repurchase to AIG were $180 million.

USES
General Borrowings
During the six months ended June 30, 2023, we repaid £311 million aggregate principal amount of our 5.00% Notes due 2023, which was equivalent to approximately $388 million at the time of repayment.
We made interest payments on our general borrowings totaling $258 million during the six months ended June 30, 2023.
Dividends
During the six months ended June 30, 2023:
•We made quarterly cash dividend payments of $365.625 per share on AIG’s Series A Preferred Stock totaling $15 million.
•We made cash dividend payments in the amount of $0.36 per share on AIG Common Stock for the three months ended June 30, 2023 (an increase of 12.5 percent from prior dividend payments), and $0.32 per share for the three months ended March 31, 2023, totaling $494 million.
•Corebridge made quarterly cash dividend payments of $0.23 per share on Corebridge common stock, totaling $85 million to its public company shareholders other than AIG.
•Corebridge made a special cash dividend of $0.62 per share on Corebridge common stock, totaling $138 million to its public company shareholders other than AIG.
Repurchases of Common Stock(b)
During the six months ended June 30, 2023, AIG Parent repurchased approximately 21 million shares of AIG Common Stock, for an aggregate purchase price of approximately $1.2 billion.

(a)On July 3, 2023, AIG completed the sale of its Crop Risk Services business to American Financial Group, Inc. for which AIG received gross proceeds of $234 million.
(b)Pursuant to a Securities Exchange Act of 1934 (the Exchange Act) Rule 10b5-1 repurchase plan, from July 1, 2023 to July 26, 2023, AIG Parent repurchased approximately 6 million shares of AIG Common Stock for an aggregate purchase price of approximately $336 million.

150	AIG | Second Quarter 2023 Form 10-Q

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
Interest payments totaled $636 million and $574 million in the six months ended June 30, 2023 and 2022, respectively. Excluding interest payments, AIG had operating cash inflows of $1.7 billion in the six months ended June 30, 2023 compared to operating cash inflows of $1.2 billion in the prior year period.
Investing Cash Flow Activities
Net cash used in investing activities in the six months ended June 30, 2023 was $641 million compared to net cash provided by investing activities of $2.5 billion in the prior year period.
Financing Cash Flow Activities
Net cash used in financing activities in the six months ended June 30, 2023 totaled $115 million, reflecting:
•$494 million to pay dividends of $0.36 per share in the three months ended June 30, 2023, and $0.32 per share for the three months ended March 31, 2023 on AIG Common Stock;
•$15 million to pay quarterly dividends of $365.625 per share on AIG’s Series A Preferred Stock;
•$85 million paid by Corebridge in the form of quarterly cash dividends on Corebridge common stock to shareholders other than AIG;
•$138 million paid by Corebridge in the form of a special cash dividend on Corebridge common stock to shareholders other than AIG;
•$1.1 billion to repurchase approximately 21 million shares of AIG Common Stock;
•$291 million in net inflows from the issuance and repayment of long-term debt; and
•$138 million in net outflows from the issuance and repayment of debt of consolidated investment entities.
Net cash used in financing activities in the six months ended June 30, 2022 totaled $2.8 billion reflecting:
•$506 million to pay quarterly dividends of $0.32 per share on AIG Common Stock;
•$15 million to pay quarterly dividends of $365.625 per share on AIG’s Series A Preferred Stock;
•$57 million in the aggregate paid by Corebridge in the form of a cash dividend to Blackstone;
•$3.1 billion to repurchase approximately 53 million shares of AIG Common Stock;
•$1.1 billion in net outflows from the issuance, repayment and cash tender of long-term debt; and
•$133 million in net outflows from the issuance and repayment of debt of consolidated investment entities.
LIQUIDITY AND CAPITAL RESOURCES OF AIG PARENT AND SUBSIDIARIES
AIG Parent
As of June 30, 2023 and December 31, 2022, respectively, AIG Parent and applicable intermediate holding companies had approximately $8.8 billion and $8.2 billion in liquidity sources held in the form of cash and short-term investments, which includes AIG Parent's committed, revolving syndicated credit facility of $4.5 billion. Following the initial public offering, Corebridge liquidity, including its loan facilities, is no longer reflected in AIG Parent's liquidity. As a public company shareholder of Corebridge, AIG receives its pro rata share of dividends paid by Corebridge on Corebridge common stock. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and dividends on AIG Common Stock and Series A Preferred Stock.
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

AIG | Second Quarter 2023 Form 10-Q	151

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
Certain of our U.S. Life and Retirement insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. Life and Retirement companies had $5.1 billion and $4.6 billion which were due to FHLBs in their respective districts at June 30, 2023 and December 31, 2022, respectively, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits. Proceeds from funding agreements are generally invested in fixed income securities and other investments intended to generate spread income.
Certain of our U.S. Life and Retirement companies have securities lending programs that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. As of June 30, 2023 and December 31, 2022 we had no loans outstanding under these programs.
AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by AIG Parent and/or certain subsidiaries in the event of a drawdown of these letters of credit. Letters of credit issued in support of the General Insurance companies totaled approximately $3.1 billion at June 30, 2023. Letters of credit issued in support of the Life and Retirement companies totaled approximately $158 million at June 30, 2023, which are subject to reimbursement by Corebridge with no recourse to AIG Parent.
Following the initial public offering of Corebridge, AIG owned less than 80 percent of Corebridge common stock, resulting in the tax deconsolidation of Corebridge from AIG. As such, as of September 15, 2022, AIG no longer receives tax sharing payments from Corebridge for tax liabilities of subsequent periods. With respect to historic tax periods and tax periods prior to the tax deconsolidation of Corebridge from AIG, Corebridge and AIG will make tax payments to each other pursuant to the Tax Matters Agreement dated September 14, 2022.
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
As of June 30, 2023, a total of $4.5 billion remained available under the Facility.
Corebridge maintains a committed, revolving syndicated credit facility (the Corebridge Facility) with aggregate commitments by the bank syndicate to provide Corebridge with unsecured revolving loans and/or standby letters of credit of up to $2.5 billion without any limits on the type of borrowings and with no recourse to AIG Parent. The Corebridge Facility is scheduled to expire in May 2027.
As of June 30, 2023, a total of $2.5 billion remained available under the Corebridge Facility.
Corebridge also maintains a 3-Year Delayed Draw Term Loan Agreement (the DDTL Facility) with aggregate commitments by the bank syndicate to provide Corebridge with delayed draw term loans of up to $1.5 billion, with no recourse to AIG Parent. On September 15, 2022, Corebridge borrowed $1.5 billion under the DDTL Facility. The DDTL Facility is scheduled to mature in February 2025.

152	AIG | Second Quarter 2023 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

As of June 30, 2023, a total of $1.5 billion of borrowings are outstanding under the DDTL Facility.
CONTRACTUAL OBLIGATIONS
As of June 30, 2023, there have been no material changes in our contractual obligations from December 31, 2022, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Contractual Obligations in the 2022 Annual Report.
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As of June 30, 2023, there have been no material changes in our off-balance sheet arrangements and commercial commitments from December 31, 2022, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Off-Balance Sheet Arrangements and Commercial Commitments in the 2022 Annual Report.
DEBT
AIG expects to service and repay general borrowings through maturing investments and dispositions of invested assets, future cash flows from operations, cash flows generated from invested assets, future debt or preferred stock issuances and other financing arrangements.
For additional information on GIAs and associated collateral posted, see Note 6 to the Condensed Consolidated Financial Statements.
The following table provides the rollforward of AIG’s total debt outstanding:

Six Months Ended June 30, 2023	Balance, Beginning of Year	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes		Balance, End of Period
(in millions)
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$10,242	$742	$(388)	$30	$14		$10,640
Junior subordinated debt	991	—	—	—	—		991
AIG Japan Holdings Kabushiki Kaisha	273	—	—	(12)	—		261
Validus notes and bonds payable	269	—	—	—	(269)	(d)	—
Total AIG general borrowings	11,775	742	(388)	18	(255)		11,892
AIG borrowings supported by assets:
AIG notes and bonds payable	81	—	(62)	—	—		19
Series AIGFP matched notes and bonds payable	18	—	—	—	—		18
Total AIG borrowings supported by assets	99	—	(62)	—	—		37
Total debt issued or guaranteed by AIG	11,874	742	(450)	18	(255)		11,929
Corebridge debt:
AIGLH notes and bonds payable(a)	200	—	—	—	—		200
AIGLH junior subordinated debt(a)	227	—	—	—	—		227
Corebridge senior unsecured notes - not guaranteed by AIG	6,452	—	—	—	5		6,457
Corebridge junior subordinated debt - not guaranteed by AIG	989	—	—	—	—		989
DDTL facility - not guaranteed by AIG	1,500	—	—	—	—		1,500
Total Corebridge debt	9,368	—	—	—	5		9,373
GIAs, at fair value - supported by Corebridge assets(b)	56	—	—	—	(6)		50
Other subsidiaries' notes, bonds, loans and mortgages payable - not guaranteed by AIG	1	—	(1)	—	—		—
Total Short-term and long-term debt	$21,299	$742	$(451)	$18	$(256)		$21,352
Debt of consolidated investment entities - not guaranteed by AIG(c)	$5,880	$148	$(286)	$36	$(2,985)	(e)	$2,793
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
(b)Collateral posted to third parties was $56 million and $63 million at June 30, 2023 and December 31, 2022, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

AIG | Second Quarter 2023 Form 10-Q	153

ITEM 2 | Liquidity and Capital Resources

(c)At June 30, 2023, includes debt of consolidated investment entities primarily related to real estate investments of $1.6 billion and other securitization vehicles of $1.2 billion. At December 31, 2022, includes debt of consolidated investment entities related to real estate investments of $1.5 billion and other securitization vehicles of $4.4 billion.
(d)Primarily represents amounts reclassified to Liabilities held for sale.
(e)Primarily relates to the sale of AIG Credit Management, LLC where certain consolidated investment entities were deconsolidated.
Debt Maturities
The following table summarizes maturing short-term and long-term debt at June 30, 2023 of AIG for the next four quarters:

	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
(in millions)	2023	2023	2024	2024	Total
AIG general borrowings	$25	$—	$459	$—	$484
DDTL facility*	1,500	—	—	—	1,500
Total	$1,525	$—	$459	$—	$1,984
*Corebridge has the ability to further continue this borrowing through February 25, 2025.
The following table presents maturities of short-term and long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

June 30, 2023		Remainder	Year Ending
(in millions)	Total	of 2023	2024	2025	2026	2027	2028	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$10,640	$25	$459	$998	$780	$1,088	$340	$6,950
Junior subordinated debt	991	—	—	—	—	—	—	991
AIG Japan Holdings Kabushiki Kaisha(a)	261	—	—	261	—	—	—	—
Total AIG general borrowings	11,892	25	459	1,259	780	1,088	340	7,941
AIG borrowings supported by assets:
AIG notes and bonds payable	19	—	—	12	7	—	—	—
Series AIGFP matched notes and bonds payable	18	—	—	—	—	—	—	18
Total AIG borrowings supported by assets	37	—	—	12	7	—	—	18
Total debt issued or guaranteed by AIG	11,929	25	459	1,271	787	1,088	340	7,959
Corebridge debt:
AIGLH notes and bonds payable	200	—	—	101	—	—	—	99
AIGLH junior subordinated debt	227	—	—	—	—	—	—	227
Corebridge senior unsecured notes	6,457	—	—	995	—	1,242	—	4,220
Corebridge junior subordinated debt	989	—	—	—	—	—	—	989
DDTL facility(b)	1,500	1,500	—	—	—	—	—	—
Total Corebridge debt	9,373	1,500	—	1,096	—	1,242	—	5,535
GIAs, at fair value - supported by Corebridge assets	50	—	—	—	—	—	—	50
Total(c)	$21,352	$1,525	$459	$2,367	$787	$2,330	$340	$13,544
(a)In May 2023, the AIG Japan Holdings Kabushiki Kaisha syndicated loan facility in the amount of JPY24.65 billion and with a maturity date of May 25, 2023, was refinanced, and will now mature on March 25, 2025.
(b)Corebridge has the ability to further continue this borrowing through February 25, 2025.
(c)Does not reflect $2.8 billion of notes issued by consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.

154	AIG | Second Quarter 2023 Form 10-Q

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

	Short-Term Debt		Senior Long-Term Debt
	Moody's	S&P	Moody's(a)	S&P(b)	Fitch(c)
American International Group, Inc.	P-2 (2nd of 4)	A-2 (2nd of 5)	Baa 2 (4th of 9) / Positive	BBB+ (4th of 9) / Negative	BBB+ (4th of 9) / Stable
Corebridge Financial, Inc.			Baa 2 (4th of 9) / Stable	BBB+ (4th of 9) / Stable	BBB+ (4th of 9) / Stable
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

	A.M. Best	S&P	Fitch	Moody’s
National Union Fire Insurance Company of Pittsburgh, Pa.	A	A+	A+	A2
Lexington Insurance Company	A	A+	A+	A2
American Home Assurance Company	A	A+	A+	A2
American General Life Insurance Company	A	A+	A+	A2
The Variable Annuity Life Insurance Company	A	A+	A+	A2
United States Life Insurance Company in the City of New York	A	A+	A+	A2
AIG Europe S.A.	NR	A+	NR	A2
American International Group UK Ltd.	A	A+	NR	A2
AIG General Insurance Co. Ltd.	NR	A+	NR	NR
Validus Reinsurance, Ltd.*	A	A+	NR	NR
*    For a discussion of the sale of Validus Re, see Note 1 and Note 4 to the Condensed Consolidated Financial Statements.
On July 11, 2023, Moody's changed the rating outlook for AIG and General Insurance subsidiaries to positive from stable and affirmed the 'A2' insurance financial strength rating of the General Insurance subsidiaries and the 'Baa2' senior unsecured debt rating of AIG.
In response to the announcement of the sale of Validus Re, on May 24, 2023, S&P placed Validus ratings on CreditWatch with negative implications, and on May 25, 2023, A.M. Best placed its ratings on Validus under review with developing implications.
On February 27, 2023, Fitch Ratings upgraded the Insurer Financial Strength Ratings of AIG General Insurance subsidiaries to 'A+' from 'A'.
These financial strength ratings are current opinions of the rating agencies. They may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances.

AIG | Second Quarter 2023 Form 10-Q	155

ITEM 2 | Liquidity and Capital Resources

For information regarding the effects of downgrades in our credit ratings and financial strength ratings, see Note 11 to the Condensed Consolidated Financial Statements and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit – “A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, results of operations, financial condition and liquidity” in the 2022 Annual Report.
REGULATION AND SUPERVISION
For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources, see Part I, Item 1. Business – Regulation and Part I, Item 1A. Risk Factors – Regulation in the 2022 Annual Report, and – Executive Summary – Regulatory, Industry and Economic Factors – Regulatory Environment in this MD&A.
DIVIDENDS
On August 1, 2023, our Board of Directors declared a cash dividend on AIG Common Stock of $0.36 per share, payable on September 29, 2023 to shareholders of record on September 15, 2023.
On August 1, 2023, our Board of Directors declared a cash dividend on AIG's Series A Preferred Stock of $365.625 per share, payable on September 15, 2023 to holders of record on August 31, 2023.
The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors. For further detail on our dividends, see Note 16 to the Condensed Consolidated Financial Statements.
REPURCHASES OF AIG COMMON STOCK
Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. During the six months ended June 30, 2023, AIG Parent repurchased approximately 21 million shares of AIG Common Stock for an aggregate purchase price of $1.2 billion. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan that expires on August 7, 2023 (the Current 10b5-1 Plan), from July 1, 2023 to July 26, 2023, we repurchased approximately 6 million shares of AIG Common Stock for an aggregate purchase price of approximately $336 million. On August 1, 2023, the Board of Directors authorized the repurchase of $7.5 billion of AIG Common Stock (inclusive of the approximately $2.15 billion of expected remaining authorization under the Board's prior share repurchase authorization upon expiration of the Current 10b5-1 Plan as of August 7, 2023).
The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors, as discussed further in Note 16 to the Condensed Consolidated Financial Statements.
DIVIDEND RESTRICTIONS
Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities.
For information regarding restrictions on payments of dividends by our subsidiaries, see Note 18 to the Consolidated Financial Statements in the 2022 Annual Report.

156	AIG | Second Quarter 2023 Form 10-Q

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

AIG | Second Quarter 2023 Form 10-Q	157

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

158	AIG | Second Quarter 2023 Form 10-Q

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
Prior year development See Loss reserve development.
RBC Risk-Based Capital A formula designed to measure the adequacy of an insurer’s statutory surplus compared to the risks inherent in its business.

AIG | Second Quarter 2023 Form 10-Q	159

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

Acronyms

A&H	Accident and Health Insurance	GMDB	Guaranteed Minimum Death Benefits
ABS	Asset-Backed Securities	GMWB	Guaranteed Minimum Withdrawal Benefits
APTI	Adjusted pre-tax income	ISDA	International Swaps and Derivatives Association, Inc.
AUM	Assets Under Management	Moody's	Moody's Investors' Service Inc.
CDS	Credit Default Swap	MRBs	Market Risk Benefits
CLO	Collateralized loan Obligations	NAIC	National Association of Insurance Commissioners
CMBS	Commercial Mortgage-Backed Securities	NM	Not Meaningful
EGPs	Estimated Gross Profits	ORR	Obligor Risk Ratings
ERM	Enterprise Risk Management	RMBS	Residential Mortgage-Backed Securities
FASB	Financial Accounting Standards Board	S&P	Standard & Poor's Financial Services LLC
GAAP	Accounting Principles Generally Accepted in the	SEC	Securities and Exchange Commission
United States of America		URR	Unearned Revenue Reserve
GIA	Guaranteed Investment Agreements	VIE	Variable Interest Entity
GIC	Guaranteed Investment Contracts

160	AIG | Second Quarter 2023 Form 10-Q

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk
Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.
ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by American International Group, Inc. (AIG) management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the first quarter of 2023, AIG adopted Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI), which resulted in a change to our recognition and measurement of long-duration contracts. In connection with the adoption of this standard, AIG changed processes, systems and controls related to certain of our long-duration contracts. Many of these controls are similar to those previously maintained under the historical GAAP framework but have been updated to reflect changes necessitated by the adoption of LDTI. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AIG | Second Quarter 2023 Form 10-Q	161

Part II – Other Information
ITEM 1 | Legal Proceedings
For a discussion of legal proceedings, see Note 15 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A | Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in the 2022 Annual Report.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended June 30, 2023:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30	3,828,532	$51.34	3,828,532	$2,994
May 1-31	1,913,685	52.38	1,913,685	2,894
June 1-30	4,544,628	56.46	4,544,628	2,638
Total	10,286,845	$53.79	10,286,845	$2,638
*Excludes excise tax of $9 million due to the Inflation Reduction Act of 2022 for the six months ended June 30, 2023.
During the three months ended June 30, 2023, AIG Parent repurchased approximately 10 million shares of AIG Common Stock, par value $2.50 per share (AIG Common Stock) for an aggregate purchase price of $554 million.
As of June 30, 2023, approximately $2.6 billion remained under the authorization. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan that expires on August 7, 2023 (the Current 10b5-1 Plan), from July 1, 2023 to July 26, 2023, we repurchased approximately 6 million shares of AIG Common Stock for an aggregate purchase price of approximately $336 million. On August 1, 2023, the Board of Directors authorized the repurchase of $7.5 billion of AIG Common Stock (inclusive of the approximately $2.15 billion of expected remaining authorization under the Board's prior share repurchase authorization upon expiration of the Current 10b5-1 Plan as of August 7, 2023).
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

ITEM 5 | Other Information
Not Applicable.

162	AIG | Second Quarter 2023 Form 10-Q

ITEM 6 | Exhibits
Exhibit Index

Exhibit Number	Description	Location
10	(1) Letter Agreement, dated June 19, 2023, between AIG and Sabra Purtill*	Filed herewith.
22	Guaranteed Securities	None.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022 and (vi) the Notes to the Condensed Consolidated Financial Statements
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

AIG | Second Quarter 2023 Form 10-Q	163

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ SABRA PURTILL
Sabra Purtill
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/S/ KATHLEEN CARBONE
Kathleen Carbone
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: August 2, 2023

164	AIG | Second Quarter 2023 Form 10-Q