Form 10-Q
period 2023-09-30
AMERICAN INTERNATIONAL GROUP, INC.
filed 2023-11-02
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 27, 2023, there were 702,040,343 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

FORM 10-Q

AIG | Third Quarter 2023 Form 10-Q	1

Part I – Financial Information
Item 1. | Financial Statements

American International Group, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	September 30, 2023	December 31, 2022
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $138 in 2023 and $186 in 2022 (amortized cost: 2023 - $248,691; 2022 - $255,993)*	$214,940	$226,156
Other bond securities, at fair value (See Note 6)*	4,840	4,485
Equity securities, at fair value (See Note 6)*	515	575
Mortgage and other loans receivable, net of allowance for credit losses of $38,521 in 2023 and $38,351 in 2022*	50,922	49,605
Other invested assets (portion measured at fair value: 2023 - $12,014; 2022 - $12,042)*	16,054	15,953
Short-term investments, including restricted cash of $4 in 2023 and $140 in 2022 (portion measured at fair value: 2023 - $6,459; 2022 - $5,708)*	13,048	12,376
Total investments	300,319	309,150
Cash*	1,994	2,043
Accrued investment income*	2,574	2,376
Premiums and other receivables, net of allowance for credit losses and disputes of $141 in 2023 and $169 in 2022	11,388	13,243
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2023 and $0 in 2022	28,895	30,751
Reinsurance assets - other, net of allowance for credit losses and disputes of $275 in 2023 and $295 in 2022	38,163	38,971
Deferred income taxes	14,612	14,804
Deferred policy acquisition costs	11,999	12,857
Market risk benefit assets, at fair value	978	796
Other assets, net of allowance for credit losses of $49 in 2023 and $49 in 2022, including restricted cash of $36 in 2023 and $33 in 2022 (portion measured at fair value: 2023 - $485; 2022 - $621)*	11,857	12,384
Separate account assets, at fair value	84,724	84,853
Assets held for sale	14,018	—
Total assets	$521,521	$522,228
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2023 and $14 in 2022	$69,823	$75,167
Unearned premiums	18,409	18,338
Future policy benefits for life and accident and health insurance contracts	51,666	51,914
Policyholder contract deposits (portion measured at fair value: 2023 - $6,376; 2022 - $5,408)	159,737	155,984
Market risk benefit liabilities, at fair value	4,519	4,736
Other policyholder funds	3,365	3,463
Fortitude Re funds withheld payable (portion measured at fair value: 2023 - $(3,413); 2022 - $(2,235))	27,691	30,383
Other liabilities (portion measured at fair value: 2023 - $351; 2022 - $343)*	24,202	26,757
Short-term and long-term debt, of which $1,000 and $1,500 is short-term debt in 2023 and 2022 (portion measured at fair value: 2023 - $102; 2022 - $56)	21,338	21,299
Debt of consolidated investment entities*	2,717	5,880
Separate account liabilities	84,724	84,853
Liabilities held for sale	10,117	—
Total liabilities	478,308	478,774
Contingencies, commitments and guarantees (See Note 15)
AIG shareholders’ equity:
Series A non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares authorized; shares issued: 2023 - 20,000 and 2022 - 20,000; liquidation preference $500	485	485
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2023 - 1,906,671,492 and 2022 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2023 - 1,202,096,780 shares; 2022 - 1,172,543,436 shares of common stock	(58,191)	(56,473)
Additional paid-in capital	77,764	79,915
Retained earnings	37,689	34,893
Accumulated other comprehensive loss	(22,529)	(22,616)
Total AIG shareholders’ equity	39,984	40,970
Non-redeemable noncontrolling interests	3,229	2,484
Total equity	43,213	43,454
Total liabilities and equity	$521,521	$522,228
*See Note 10 for details of balances associated with variable interest entities.
See accompanying Notes to Condensed Consolidated Financial Statements.

2	AIG | Third Quarter 2023 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per common share data)	2023	2022	2023	2022
Revenues:
Premiums	$7,244	$7,828	$24,782	$22,460
Policy fees	702	735	2,094	2,193
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	3,292	2,513	9,659	7,875
Net investment income - Fortitude Re funds withheld assets	264	155	1,001	634
Total net investment income	3,556	2,668	10,660	8,509
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	171	901	(881)	1,244
Net realized losses on Fortitude Re funds withheld assets	(227)	(86)	(396)	(312)
Net realized gains on Fortitude Re funds withheld embedded derivative	1,137	1,757	152	7,851
Total net realized gains (losses)	1,081	2,572	(1,125)	8,783
Other income	191	195	565	660
Total revenues	12,774	13,998	36,976	42,605
Benefits, losses and expenses:
Policyholder benefits and losses incurred (including remeasurement (gains) losses of $35 and $17 for the three months ended September 30, 2023 and 2022, respectively; $192 and $244 for the nine months ended September 30, 2023 and 2022, respectively)	4,982	6,049	18,237	16,093
Change in the fair value of market risk benefits, net	(418)	(435)	(484)	(713)
Interest credited to policyholder account balances	1,135	959	3,237	2,749
Amortization of deferred policy acquisition costs	1,190	1,170	3,673	3,423
General operating and other expenses	2,117	2,075	6,365	6,445
Interest expense	280	282	865	811
Loss on extinguishment of debt	21	—	21	299
Net (gain) loss on divestitures and other	(101)	(6)	(142)	(45)
Total benefits, losses and expenses	9,206	10,094	31,772	29,062
Income (loss) from continuing operations before income tax expense (benefit)	3,568	3,904	5,204	13,543
Income tax expense (benefit)	821	817	853	2,816
Income (loss) from continuing operations	2,747	3,087	4,351	10,727
Loss from discontinued operations, net of income taxes	—	—	—	(1)
Net income (loss)	2,747	3,087	4,351	10,726
Less:
Net income (loss) from continuing operations attributable to noncontrolling interests	720	339	801	1,051
Net income (loss) attributable to AIG	2,027	2,748	3,550	9,675
Less: Dividends on preferred stock	7	7	22	22
Net income (loss) attributable to AIG common shareholders	$2,020	$2,741	$3,528	$9,653
Income per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$2.83	$3.59	$4.86	$12.22
Income from discontinued operations	$—	$—	$—	$—
Net income (loss) attributable to AIG common shareholders	$2.83	$3.59	$4.86	$12.22
Diluted:
Income (loss) from continuing operations	$2.81	$3.55	$4.83	$12.08
Income from discontinued operations	$—	$—	$—	$—
Net income (loss) attributable to AIG common shareholders	$2.81	$3.55	$4.83	$12.08
Weighted average shares outstanding:
Basic	712,598,496	763,051,482	725,579,999	789,888,322
Diluted	718,727,312	771,132,401	731,033,045	799,092,556
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Third Quarter 2023 Form 10-Q	3

American International Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Net income (loss)	$2,747	$3,087	$4,351	$10,726
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	(66)	(74)	24	(83)
Change in unrealized appreciation (depreciation) of all other investments	(5,694)	(9,504)	(3,440)	(40,427)
Change in fair value of market risk benefits attributable to changes in our own credit risk	(81)	253	(196)	1,617
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	1,147	1,725	1,100	5,885
Change in foreign currency translation adjustments	(269)	(721)	(356)	(1,062)
Change in retirement plan liabilities adjustment	45	15	125	40
Change in fair value of liabilities under fair value option attributable to changes in our own credit risk	—	—	—	(4)
Other comprehensive income (loss)	(4,918)	(8,306)	(2,743)	(34,034)
Comprehensive income (loss)	(2,171)	(5,219)	1,608	(23,308)
Comprehensive income (loss) attributable to noncontrolling interests	(712)	(378)	(263)	(1,676)
Comprehensive income (loss) attributable to AIG	$(1,459)	$(4,841)	$1,871	$(21,632)
See accompanying Notes to Condensed Consolidated Financial Statements.

4	AIG | Third Quarter 2023 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Equity (unaudited)

(in millions, except per share data)	Preferred Stock and Additional Paid-in Capital	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Three Months Ended September 30, 2023
Balance, beginning of period	$485	$4,766	$(57,408)	$77,677	$35,916	$(18,982)	$42,454	$4,037	$46,491
Common stock issued under stock plans	—	—	11	(3)	—	—	8	—	8
Purchase of common stock	—	—	(794)	—	—	—	(794)	—	(794)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	2,027	—	2,027	720	2,747
Dividends on preferred stock ($365.625 per share)	—	—	—	—	(7)	—	(7)	—	(7)
Dividends on common stock ($0.36 per share)	—	—	—	—	(254)	—	(254)	—	(254)
Other comprehensive loss	—	—	—	—	—	(3,486)	(3,486)	(1,432)	(4,918)
Net decrease due to divestitures and acquisitions	—	—	—	55	—	(61)	(6)	(42)	(48)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	8	8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(65)	(65)
Other	—	—	—	35	7	—	42	3	45
Balance, end of period	$485	$4,766	$(58,191)	$77,764	$37,689	$(22,529)	$39,984	$3,229	$43,213
Three Months Ended September 30, 2022
Balance, beginning of period	$485	$4,766	$(54,480)	$81,497	$32,091	$(18,647)	$45,712	$1,512	$47,224
Common stock issued under stock plans	—	—	3	(1)	—	—	2	—	2
Purchase of common stock	—	—	(1,268)	—	—	—	(1,268)	—	(1,268)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	2,748	—	2,748	339	3,087
Dividends on preferred stock ($365.625 per share)	—	—	—	—	(7)	—	(7)	—	(7)
Dividends on common stock ($0.32 per share)	—	—	—	—	(240)	—	(240)	—	(240)
Other comprehensive loss	—	—	—	—	—	(7,589)	(7,589)	(717)	(8,306)
Net increase (decrease) due to divestitures and acquisitions	—	—	—	(1,619)	—	2,116	497	1,129	1,626
Contributions from noncontrolling interests	—	—	—	—	—	—	—	17	17
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(63)	(63)
Other	—	—	—	55	(4)	—	51	(10)	41
Balance, end of period	$485	$4,766	$(55,745)	$79,932	$34,588	$(24,120)	$39,906	$2,207	$42,113

AIG | Third Quarter 2023 Form 10-Q	5

American International Group, Inc.
Condensed Consolidated Statements of Equity (unaudited)(continued)

(in millions, except per share data)	Preferred Stock and Additional Paid-in Capital	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Nine Months Ended September 30, 2023
Balance, beginning of the year	$485	$4,766	$(56,473)	$79,915	$34,893	$(22,616)	$40,970	$2,484	$43,454
Common stock issued under stock plans	—	—	241	(373)	—	—	(132)	—	(132)
Purchase of common stock	—	—	(1,959)	—	—	—	(1,959)	—	(1,959)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	3,550	—	3,550	801	4,351
Dividends on preferred stock ($1,096.875 per share)	—	—	—	—	(22)	—	(22)	—	(22)
Dividends on common stock ($1.04 per share)	—	—	—	—	(748)	—	(748)	—	(748)
Other comprehensive loss	—	—	—	—	—	(1,679)	(1,679)	(1,064)	(2,743)
Net increase (decrease) due to divestitures and acquisitions	—	—	—	(1,858)	—	1,766	(92)	1,219	1,127
Contributions from noncontrolling interests	—	—	—	—	—	—	—	35	35
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(317)	(317)
Other	—	—	—	80	16	—	96	71	167
Balance, end of period	$485	$4,766	$(58,191)	$77,764	$37,689	$(22,529)	$39,984	$3,229	$43,213

Nine Months Ended September 30, 2022
Balance, beginning of year*	$485	$4,766	$(51,618)	$81,669	$25,695	$5,071	$66,068	$2,966	$69,034
Common stock issued under stock plans	—	—	243	(326)	—	—	(83)	—	(83)
Purchase of common stock	—	—	(4,370)	—	—	—	(4,370)	—	(4,370)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	9,675	—	9,675	1,051	10,726
Dividends on preferred stock ($1,096.875 per share)	—	—	—	—	(22)	—	(22)	—	(22)
Dividends on common stock ($0.96 per share)	—	—	—	—	(746)	—	(746)	—	(746)
Other comprehensive loss	—	—	—	—	—	(31,307)	(31,307)	(2,727)	(34,034)
Net increase (decrease) due to divestitures and acquisitions	—	—	—	(1,619)	—	2,116	497	1,129	1,626
Contributions from noncontrolling interests	—	—	—	—	—	—	—	22	22
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(230)	(230)
Other	—	—	—	208	(14)	—	194	(4)	190
Balance, end of period	$485	$4,766	$(55,745)	$79,932	$34,588	$(24,120)	$39,906	$2,207	$42,113
*Updated to reflect the adoption of long-duration targets improvements, see Note 2.
See accompanying Notes to Condensed Consolidated Financial Statements.

6	AIG | Third Quarter 2023 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash flows from operating activities:
Net income	$4,351	$10,726
Loss from discontinued operations	—	1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net losses on sales of securities available for sale and other assets	874	737
Net gain on divestitures and other	(142)	(45)
Loss on extinguishment of debt	21	299
Unrealized (gains) losses in earnings - net	795	(171)
Change in the fair value of market risk benefits in earnings, net	(1,056)	(1,032)
Equity in (income) loss from equity method investments, net of dividends or distributions	10	(159)
Depreciation and other amortization	3,245	3,321
Impairments of assets	35	12
Changes in operating assets and liabilities:
Insurance reserves	2,908	434
Premiums and other receivables and payables - net	(1,606)	(8,953)
Reinsurance assets, net	(1,001)	1,317
Capitalization of deferred policy acquisition costs	(4,260)	(3,756)
Current and deferred income taxes - net	380	2,327
Other, net	67	(1,091)
Total adjustments	270	(6,760)
Net cash provided by operating activities	4,621	3,967
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	19,471	17,296
Other securities	1,094	1,288
Other invested assets	1,594	2,239
Divestitures, net	269	—
Maturities of fixed maturity securities available for sale	12,305	14,702
Principal payments received on and sales of mortgage and other loans receivable	4,519	6,064
Purchases of:
Available for sale securities	(29,503)	(28,896)
Other securities	(1,303)	(3,198)
Other invested assets	(1,407)	(1,701)
Mortgage and other loans receivable	(6,924)	(9,824)
Net change in short-term investments	(2,809)	(1,599)
Other, net	(1,378)	1,364
Net cash used in investing activities	(4,072)	(2,265)
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	24,550	19,831
Policyholder contract withdrawals	(20,409)	(14,736)
Issuance of long-term debt	1,238	7,473
Issuance of debt of consolidated investment entities	205	849
Repayments of long-term debt	(675)	(7,649)
Repayments of debt of consolidated investment entities	(406)	(1,112)
Repayments of delayed draw term loan agreement	(500)	—
Borrowings under delayed draw term loan agreement	—	1,502
Purchase of common stock	(1,927)	(4,398)
Dividends paid on preferred stock	(22)	(22)
Dividends paid on common stock	(748)	(746)
Other, net	(1,545)	(2,511)
Net cash used in financing activities	(239)	(1,519)
Effect of exchange rate changes on cash and restricted cash	(37)	(114)
Net increase in cash and restricted cash	273	69
Cash and restricted cash at beginning of year	2,216	2,427
Cash and restricted cash of held for sale assets	(455)	—
Cash and restricted cash at end of period	$2,034	$2,496

AIG | Third Quarter 2023 Form 10-Q	7

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)(continued)
Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash	$1,994	$2,294
Restricted cash included in Short-term investments*	4	133
Restricted cash included in Other assets*	36	69
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$2,034	$2,496
Cash paid during the period for:
Interest	$745	$734
Taxes	$473	$489
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk transfer transactions	$2,818	$—
Fixed maturity securities and other invested assets received in connection with reinsurance transactions	$—	$2
Fixed maturity securities and other invested assets transferred in connection with reinsurance transactions	$(825)	$(212)
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$3,217	$2,667
Fee income debited to policyholder contract deposits included in financing activities	$(1,567)	$(1,268)
*Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to real estate.
See accompanying Notes to Condensed Consolidated Financial Statements.

8	AIG | Third Quarter 2023 Form 10-Q

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
Prior to the fourth quarter ending December 31, 2022, certain of our foreign subsidiaries included in the Condensed Consolidated Financial Statements report on the basis of a fiscal year ending November 30. For these periods, the effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these Condensed Consolidated Financial Statements has been considered for adjustment and/or disclosure. Effective with the fourth quarter of the year ended December 31, 2022, these foreign subsidiaries now report on the basis of a calendar year ending December 31, and corresponding calendar quarters. For additional information on the change in fiscal year of these foreign subsidiaries, see Note 1 in our 2022 Annual Report. In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein. Operating results for the nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2023 and prior to the issuance of these Condensed Consolidated Financial Statements.
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
SALES/DISPOSALS OF ASSETS AND BUSINESSES
AIG Life Limited
On September 25, 2023, Corebridge Financial, Inc. (Corebridge) announced that it entered into a definitive agreement to sell AIG Life Limited (AIG Life) to Aviva plc for £460 million in cash, subject to certain adjustments. The sale of AIG Life is expected to close in the first half of 2024, subject to regulatory approvals and other customary closing conditions. For further details on this transaction, see Note 4.
Laya Healthcare Limited
On August 3, 2023, Corebridge announced that it entered into a definitive agreement to sell its subsidiary, Laya Healthcare Limited (Laya), to AXA for €650 million in cash, subject to certain adjustments. On October 31, 2023, Corebridge completed the sale of Laya to AXA. For further details on this transaction, see Note 4.
Validus Re
On May 22, 2023, AIG announced that it entered into a definitive agreement to sell Validus Reinsurance, Ltd. (Validus Re), including AlphaCat Managers Ltd. and the Talbot Treaty reinsurance business, to RenaissanceRe Holdings Ltd. (RenaissanceRe). On November 1, 2023, AIG completed the sale of Validus Re to RenaissanceRe and received $2.7 billion in cash from RenaissanceRe and 1.3 million shares of RenaissanceRe common stock valued at approximately $275 million as of the closing date. For further details on this transaction, see Note 4.
Crop Risk Services
On May 2, 2023, AIG announced that it reached an agreement to sell Crop Risk Services, Inc. (CRS) to American Financial Group, Inc. (AFG) and in substance, AIG exited the crop business. The gross proceeds, before deducting commissions, are $234 million. On July 3, 2023, the transaction closed, resulting in a pre-tax gain of $126 million.

AIG | Third Quarter 2023 Form 10-Q	9

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 1. Basis of Presentation

Separation of Life and Retirement Business and Relationship with Blackstone Inc.
AIG owns 65.6 percent of the outstanding common stock of Corebridge as of September 30, 2023. Corebridge is the holding company for AIG’s Life and Retirement business. AIG continues to consolidate Corebridge in AIG’s Condensed Consolidated Financial Statements. The portion of equity interest of Corebridge that AIG does not own is reflected as noncontrolling interest in AIG’s Condensed Consolidated Financial Statements.
On June 26, 2023, Corebridge repurchased 12.2 million shares of Corebridge common stock for an aggregate purchase price of $200 million, of which 11.0 million shares were from AIG for an aggregate purchase price of $180 million. As a result, AIG recorded a decrease of $15 million in Total AIG shareholders' equity.
On June 12, 2023, AIG closed a secondary offering of 74.75 million shares of Corebridge common stock at a public offering price of $16.25 per share, which included 65 million shares initially offered and the full exercise by the underwriters of their option to purchase an additional 9.75 million shares. The aggregate gross proceeds of the offering to AIG, before deducting underwriting discounts and commissions and other expenses payable by AIG, were approximately $1.2 billion. After consideration of underwriting discounts, commissions and other related expenses payable by AIG, AIG recorded a decrease of $71 million in Total AIG shareholders' equity.
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
Blackstone Inc. (Blackstone) completed the acquisition of a 9.9 percent equity stake in Corebridge in November 2021. Blackstone is required to hold its ownership interest in Corebridge, subject to exceptions permitting Blackstone to sell 25 percent, 67 percent and 75 percent of its ownership interest after the first, second and third anniversaries, respectively, of the closing of the Corebridge IPO (September 19, 2023, 2024 and 2025, respectively), with the transfer restrictions terminating in full on September 19, 2027.
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

10	AIG | Third Quarter 2023 Form 10-Q

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

AIG | Third Quarter 2023 Form 10-Q	11

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
The Company adopted the standard on January 1, 2023 using the modified retrospective transition method relating to liabilities for traditional and limited payment contracts and deferred policy acquisition costs. The Company also adopted the standard in relation to MRBs on a full retrospective basis. As of the Transition Date, the impact of the adoption of the standard was a net decrease to beginning Accumulated other comprehensive income (loss) (AOCI) of $2.2 billion and a net increase to beginning Retained earnings of $933 million primarily driven by (1) changes related to MRBs in our Individual Retirement and Group Retirement operating segments, including the impact of non-performance risk adjustments which reclassified the portion of the changes in fair value attributable to non-performance risk from Retained earnings to AOCI, (2) changes to the discount rate used to measure the liability for future policy benefits which most significantly impacted our Life Insurance and Institutional Markets operating segments, and (3) the removal of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments. The Condensed Consolidated Financial Statements as of December 31, 2022 and for three and nine months ended September 30, 2022 have been adjusted to reflect the effects of applying the standard.
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

12	AIG | Third Quarter 2023 Form 10-Q

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
The following table presents the impacts in connection with the adoption of LDTI effective as of January 1, 2021 on our previously reported Condensed Consolidated Balance Sheets as of December 31, 2022:

	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI
(in millions)
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes	$32,159	$(1,408)	$30,751
Reinsurance assets - other, net of allowance for credit losses and disputes	39,434	(463)	38,971
Deferred income taxes	15,144	(340)	14,804
Deferred policy acquisition costs	15,518	(2,661)	12,857
Market risk benefit assets	—	796	796
Other assets, net of allowance for credit losses	12,714	(330)	12,384
Total assets	526,634	(4,406)	522,228
Future policy benefits for life and accident and health insurance contracts	59,223	(7,309)	51,914
Policyholder contract deposits	158,891	(2,907)	155,984
Market risk benefit liabilities	—	4,736	4,736
Other policyholder funds	3,909	(446)	3,463
Other liabilities	26,456	301	26,757
Total liabilities	484,399	(5,625)	478,774
Additional paid-in capital	80,284	(369)	79,915
Retained earnings	33,032	1,861	34,893
Accumulated other comprehensive income (loss)	(22,092)	(524)	(22,616)
Total AIG Shareholders' equity	40,002	968	40,970
Non-redeemable noncontrolling interests	2,233	251	2,484
Total equity	42,235	1,219	43,454
Total liabilities and equity	526,634	(4,406)	522,228

AIG | Third Quarter 2023 Form 10-Q	13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

The following table presents the impacts in connection with the adoption of LDTI on our previously reported Condensed Consolidated Statements of Income (Loss):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Previously Reported	Effect of Change	Updated Balances Post- Adoption of LDTI	As Previously Reported	Effect of Change	Updated Balances Post- Adoption of LDTI
(in millions, except per common share data)
Revenues:
Premiums	$7,832	$(4)	$7,828	$22,458	$2	$22,460
Policy fees	732	3	735	2,238	(45)	2,193
Total net realized gains (losses)	3,175	(603)	2,572	10,986	(2,203)	8,783
Total revenues	14,602	(604)	13,998	44,851	(2,246)	42,605
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,187	(138)	6,049	16,565	(472)	16,093
Change in the fair value of market risk benefits, net	—	(435)	(435)	—	(713)	(713)
Interest credited to policyholder account balances	951	8	959	2,738	11	2,749
Amortization of deferred acquisition costs	1,248	(78)	1,170	3,983	(560)	3,423
General operating and other expenses	2,093	(18)	2,075	6,497	(52)	6,445
Total benefits, losses and expenses	10,755	(661)	10,094	30,848	(1,786)	29,062
Income (loss) from continuing operations before income tax expense (benefit)	3,847	57	3,904	14,003	(460)	13,543
Income tax expense (benefit)	806	11	817	2,913	(97)	2,816
Income (loss) from continuing operations	3,041	46	3,087	11,090	(363)	10,727
Net income (loss)	3,041	46	3,087	11,089	(363)	10,726
Net income (loss) from continuing operations attributable to noncontrolling interests	332	7	339	1,084	(33)	1,051
Net income (loss) attributable to AIG	2,709	39	2,748	10,005	(330)	9,675
Net income (loss) attributable to AIG common shareholders	2,702	39	2,741	9,983	(330)	9,653
Income (loss) per common share attributable to AIG common shareholders:
Common stock - Basic	3.54	0.05	3.59	12.64	(0.42)	12.22
Common stock - Diluted	3.50	0.05	3.55	12.49	(0.41)	12.08
The following table presents the impacts in connection with the adoption of LDTI on our previously reported Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Previously Reported	Effect of Change	Updated Balances Post- Adoption of LDTI	As Previously Reported	Effect of Change	Updated Balances Post- Adoption of LDTI
(in millions)
Net income	$3,041	$46	$3,087	$11,089	$(363)	$10,726
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	(73)	(1)	(74)	(78)	(5)	(83)
Change in unrealized appreciation (depreciation) of all other investments	(8,324)	(1,180)	(9,504)	(34,469)	(5,958)	(40,427)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	253	253	—	1,617	1,617
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	—	1,725	1,725	—	5,885	5,885
Change in foreign currency translation adjustments	(591)	(130)	(721)	(877)	(185)	(1,062)
Other comprehensive income (loss)	(8,973)	667	(8,306)	(35,388)	1,354	(34,034)
Comprehensive income (loss)	(5,932)	713	(5,219)	(24,299)	991	(23,308)
Comprehensive income (loss) attributable to noncontrolling interests	(464)	86	(378)	(1,784)	108	(1,676)
Comprehensive income (loss) attributable to AIG	(5,468)	627	(4,841)	(22,515)	883	(21,632)

14	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

The following table presents the impacts in connection with the adoption of LDTI on our previously reported Condensed Consolidated Statements of Cash Flows:

Nine Months Ended September 30, 2022	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI
(in millions)
Cash flows from operating activities:
Net income	$11,089	$(363)	$10,726
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Unrealized gains in earnings - net	(2,738)	2,567	(171)
Change in the fair value of market risk benefits in earnings, net	—	(1,032)	(1,032)
Depreciation and other amortization	3,918	(597)	3,321
Changes in operating assets and liabilities:
Insurance reserves	1,720	(1,286)	434
Premiums and other receivables and payables - net	(8,914)	(39)	(8,953)
Reinsurance assets, net	200	1,117	1,317
Capitalization of deferred policy acquisition costs	(3,704)	(52)	(3,756)
Current and deferred income taxes - net	2,424	(97)	2,327
Other, net	(822)	(269)	(1,091)
Total adjustments	(7,072)	312	(6,760)
Net cash provided by operating activities	4,018	(51)	3,967
Cash flows from financing activities:
Policyholder contract deposits	19,779	52	19,831
Net cash used in financing activities	(1,571)	52	(1,519)
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
FUTURE APPLICATION OF ACCOUNTING STANDARDS
Fair Value Measurement
On June 30, 2022, the FASB issued an accounting standards update to address diversity in practice by clarifying that a contractual sale restriction should not be considered in the measurement of the fair value of an equity security. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities. The guidance is effective for public companies for fiscal years beginning after December 15, 2023 and interim periods within those years, with early adoption permitted. For entities other than investment companies, the accounting standards update applies prospectively, with any adjustments resulting from adoption recognized in earnings on the date of adoption. We are assessing the impact of this standard.

AIG | Third Quarter 2023 Form 10-Q	15

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
–Commercial Lines – consists of Property, Liability, Financial Lines and Specialty.
–Personal Insurance – consists of Accident & Health and Personal Lines.
For further discussion on recent activity in the General Insurance business, see Note 1.
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
•Life Insurance – primary products in the U.S. include term life and universal life insurance. International operations primarily include distribution of life and health products in the UK and Ireland. Corebridge previously announced agreements to sell Laya and AIG Life. The sale of Laya closed on October 31, 2023 and the AIG Life sale is expected to close in the first half of 2024.
•Institutional Markets – consists of stable value wrap products, structured settlement and pension risk transfer annuities, corporate- and bank-owned life insurance, high net worth products and guaranteed investment contracts (GICs).
For further discussion on the ongoing separation of the Life and Retirement business from AIG and other recent activity, see Note 1.
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

16	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

The following table presents AIG’s continuing operations by operating segment:

Three Months Ended September 30,	2023			2022
(in millions)	Adjusted Revenues	Adjusted Pre-tax Income (Loss)		Adjusted Revenues	Adjusted Pre-tax Income (Loss)
General Insurance
North America	$3,079	$235	(a)	$3,140	$(439)	(a)
International	3,343	376	(a)	3,267	607	(a)
Net investment income	756	756		582	582
Total General Insurance	7,178	1,367		6,989	750
Life and Retirement
Individual Retirement	1,560	572		1,301	377
Group Retirement	688	191		672	193
Life Insurance	1,276	133		1,250	131
Institutional Markets	656	75		1,110	83
Total Life and Retirement	4,180	971		4,333	784
Other Operations
Other Operations before consolidation and eliminations	56	(468)		126	(467)
Consolidation and eliminations	26	3		(152)	(147)
Total Other Operations	82	(465)		(26)	(614)
Total	11,440	1,873		11,296	920
Reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	13	(6)		14	6
Change in the fair value of market risk benefits, net(b)	—	418		—	435
Changes in benefit reserves related to net realized gains (losses)	—	2		—	2
Changes in the fair value of equity securities	40	40		16	16
Other income (expense) - net	(7)	—		(7)	—
Gain (loss) on extinguishment of debt	—	(21)		—	—
Net investment income on Fortitude Re funds withheld assets	264	264		155	155
Net realized losses on Fortitude Re funds withheld assets	(227)	(227)		(86)	(86)
Net realized gains on Fortitude Re funds withheld embedded derivative	1,137	1,137		1,757	1,757
Net realized gains(c)	114	133		845	846
Net gain on divestitures and other	—	101		—	6
Non-operating litigation reserves and settlements	—	—		8	3
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	75		—	62
Net loss reserve discount charge	—	(5)		—	(10)
Pension expense related to a one-time lump sum payment to former employees	—	(8)		—	—
Integration and transaction costs associated with acquiring or divesting businesses	—	(65)		—	(52)
Restructuring and other costs	—	(132)		—	(147)
Non-recurring costs related to regulatory or accounting changes	—	(11)		—	(9)
Revenues and pre-tax income	$12,774	$3,568		$13,998	$3,904

AIG | Third Quarter 2023 Form 10-Q	17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Nine Months Ended September 30,	2023			2022
(in millions)	Adjusted Revenues	Adjusted Pre-tax Income (Loss)		Adjusted Revenues	Adjusted Pre-tax Income (Loss)
General Insurance
North America	$9,254	$886	(a)	$8,901	$223	(a)
International	9,924	821	(a)	10,148	1,190	(a)
Net investment income	2,227	2,227		1,805	1,805
Total General Insurance	21,405	3,934		20,854	3,218
Life and Retirement
Individual Retirement	4,622	1,690		3,915	1,213
Group Retirement	2,061	579		2,078	614
Life Insurance	3,805	293		3,875	364
Institutional Markets	4,979	286		2,445	274
Total Life and Retirement	15,467	2,848		12,313	2,465
Other Operations
Other Operations before consolidation and eliminations	299	(1,325)		627	(1,086)
AIG consolidation and eliminations	(52)	(51)		(424)	(410)
Total Other Operations	247	(1,376)		203	(1,496)
Total	37,119	5,406		33,370	4,187
Reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	40	(12)		41	29
Change in the fair value of market risk benefits, net(b)	—	484		—	713
Changes in benefit reserves related to net realized gains (losses)	—	7		—	11
Changes in the fair value of equity securities	134	134		(41)	(41)
Other income (expense) - net	(26)	—		(23)	—
Loss on extinguishment of debt	—	(21)		—	(299)
Net investment income on Fortitude Re funds withheld assets	1,001	1,001		634	634
Net realized gains (losses) on Fortitude Re funds withheld assets	(396)	(396)		(312)	(312)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	152	152		7,851	7,851
Net realized gains (losses)(c)	(1,053)	(1,023)		1,039	1,055
Net gain (loss) on divestitures and other	—	142		—	45
Non-operating litigation reserves and settlements	1	—		46	41
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	112		—	206
Net loss reserve discount charge	—	(85)		—	(4)
Pension expense related to a one-time lump sum payment to former employees	—	(75)		—	—
Integration and transaction costs associated with acquiring or divesting businesses	—	(196)		—	(136)
Restructuring and other costs	—	(402)		—	(415)
Non-recurring costs related to regulatory or accounting changes	—	(36)		—	(22)
Net impact from elimination of international reporting lag(d)	4	12		—	—
Revenues and pre-tax income (loss)	$36,976	$5,204		$42,605	$13,543
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
(d)See Note 1.

18	AIG | Third Quarter 2023 Form 10-Q

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
Assets and liabilities related to a Held-For-Sale Business are reported in Assets held for sale and Liabilities held for sale, respectively, in our Condensed Consolidated Balance Sheets beginning in the period in which the business is classified as held-for-sale. At September 30, 2023, the following business was reported and classified as held-for-sale:
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
On September 4, 2023, AIG entered into an Adverse Development Cover Excess of Loss Agreement (the ADC Agreement) to hedge the risk of adverse development pertaining to Validus Re’s reserves with Clarendon National Insurance Company (Clarendon), a wholly owned subsidiary of Enstar Group Limited. Under the ADC Agreement, AIG will be reimbursed up to $400 million of adverse development for all policies in force as of December 31, 2022 when paid losses exceed the baseline reserve balance of $3.043 billion. The expected premium to be paid to Clarendon is $80 million.
On November 1, 2023, AIG completed the sale of Validus Re to RenaissanceRe and received $2.7 billion in cash from RenaissanceRe and 1.3 million shares of RenaissanceRe common stock valued at approximately $275 million as of the closing date. The results of Validus Re are reported in General Insurance.
AIG Life Limited
To further simplify Corebridge’s business model, on September 25, 2023, Corebridge announced that it entered into a definitive agreement to sell AIG Life to Aviva plc for £460 million in cash, subject to certain adjustments. The sale of AIG Life is expected to close in the first half of 2024, subject to regulatory approvals and other customary closing conditions. The results of AIG Life are reported in Life and Retirement.
Laya and Other
To further simplify Corebridge’s business model, on August 3, 2023, Corebridge announced that it entered into a definitive agreement to sell its subsidiary, Laya, to AXA for €650 million in cash, subject to certain adjustments. On October 31, 2023, Corebridge completed the sale of Laya to AXA. The results of Laya are reported in Life and Retirement.
Other primarily consists of owner occupied real estate.

AIG | Third Quarter 2023 Form 10-Q	19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Held-For-Sale Classification

The following table summarizes the components of assets and liabilities held-for-sale on the Condensed Consolidated Balance Sheets at September 30, 2023 after elimination of intercompany balances:

(in millions)	Validus Re	AIG Life	Laya and Other	Total
Assets:
Bonds available for sale	$3,822	$137	$—	$3,959
Other invested assets	5	—	—	5
Short-term investments, including restricted cash of $262	1,478	32	76	1,586
Cash	176	2	15	193
Accrued investment income	21	3	—	24
Premiums and other receivables, net of allowance for credit losses and disputes	3,195	127	15	3,337
Reinsurance assets - other, net of allowance for credit losses and disputes	1,759	794	—	2,553
Deferred income taxes	23	35	1	59
Deferred policy acquisition costs	623	755	—	1,378
Other assets, net of allowance for credit losses(a)	676	109	139	924
Total assets held for sale	$11,778	$1,994	$246	$14,018

Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses	$5,046	$—	$—	$5,046
Unearned premiums	2,504	71	—	2,575
Future policy benefits for life and accident and health insurance contracts	—	592	—	592
Other policyholder funds	—	—	40	40
Other liabilities	910	918	36	1,864
Total liabilities held for sale	$8,460	$1,581	$76	$10,117
(a)Other assets, net of allowance for credit losses includes goodwill and other intangibles of $318 million and $235 million, respectively, for Validus Re, $23 million and $3 million, respectively, for AIG Life and $30 million and $10 million, respectively, for Laya and other.

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

20	AIG | Third Quarter 2023 Form 10-Q

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
Market Risk Benefits and Embedded Derivatives within Policyholder Contract Deposits
Certain variable annuity, fixed annuity and fixed index annuity contracts contain MRBs related to guaranteed benefit features that we separate from the host contracts and account for at fair value, with certain changes recognized in earnings. MRBs are contracts or contract features that provide protection to policyholders from other-than-nominal capital market risks and expose the insurance entity to other-than-nominal capital market risks.
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
Option pricing models are used to estimate the fair value of embedded derivatives in our fixed index annuity and life contracts, taking into account the capital market assumptions for future index growth rates, volatility of the index, future interest rates, and our ability to adjust the participation rate and the cap on fixed index credited rates in light of market conditions and policyholder behavior assumptions.
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

AIG | Third Quarter 2023 Form 10-Q	21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

September 30, 2023	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$338	$5,616	$—	$—	$—	$5,954
Obligations of states, municipalities and political subdivisions	—	9,681	765	—	—	10,446
Non-U.S. governments	250	11,471	3	—	—	11,724
Corporate debt	—	124,553	1,538	—	—	126,091
RMBS	—	11,185	7,546	—	—	18,731
CMBS	—	12,943	567	—	—	13,510
CLO/ABS	—	13,342	15,142	—	—	28,484
Total bonds available for sale	588	188,791	25,561	—	—	214,940
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	90	1	—	—	91
Non-U.S. governments	—	33	—	—	—	33
Corporate debt	—	2,403	221	—	—	2,624
RMBS	—	109	158	—	—	267
CMBS	—	255	23	—	—	278
CLO/ABS	—	497	1,050	—	—	1,547
Total other bond securities	—	3,387	1,453	—	—	4,840
Equity securities	441	15	59	—	—	515
Other invested assets(b)	—	148	2,228	—	—	2,376
Derivative assets(c):
Interest rate contracts	—	2,715	533	—	—	3,248
Foreign exchange contracts	—	1,779	1	—	—	1,780
Equity contracts	4	1,043	375	—	—	1,422
Credit contracts	—	—	33	—	—	33
Other contracts	—	—	16	—	—	16
Counterparty netting and cash collateral	—	—	—	(3,985)	(2,141)	(6,126)
Total derivative assets	4	5,537	958	(3,985)	(2,141)	373
Short-term investments	2,384	4,075	—	—	—	6,459
Market risk benefit assets	—	—	978	—	—	978
Other assets(c)	—	—	112	—	—	112
Separate account assets	81,567	3,157	—	—	—	84,724
Total(d)	$84,984	$205,110	$31,349	$(3,985)	$(2,141)	$315,317
Liabilities:
Policyholder contract deposits	$—	$49	$6,327	$—	$—	$6,376
Market risk benefit liabilities	—	—	4,519	—	—	4,519
Derivative liabilities(c):
Interest rate contracts	—	5,174	—	—	—	5,174
Foreign exchange contracts	—	648	3	—	—	651
Equity contracts	6	843	4	—	—	853
Credit contracts	—	5	33	—	—	38
Counterparty netting and cash collateral	—	—	—	(3,985)	(2,472)	(6,457)
Total derivative liabilities	6	6,670	40	(3,985)	(2,472)	259
Fortitude Re funds withheld payable	—	—	(3,413)	—	—	(3,413)
Other liabilities	—	—	92	—	—	92
Long-term debt	—	102	—	—	—	102
Total	$6	$6,821	$7,565	$(3,985)	$(2,472)	$7,935

22	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

December 31, 2022	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$25	$6,594	$—	$—	$—	$6,619
Obligations of states, municipalities and political subdivisions	—	11,275	824	—	—	12,099
Non-U.S. governments	158	13,326	1	—	—	13,485
Corporate debt	—	134,992	2,847	—	—	137,839
RMBS	—	11,264	7,553	—	—	18,817
CMBS	—	13,267	926	—	—	14,193
CLO/ABS	—	10,356	12,748	—	—	23,104
Total bonds available for sale	183	201,074	24,899	—	—	226,156
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	111	—	—	—	111
Non-U.S. governments	—	66	—	—	—	66
Corporate debt	—	1,976	416	—	—	2,392
RMBS	—	113	173	—	—	286
CMBS	—	303	28	—	—	331
CLO/ABS	—	389	910	—	—	1,299
Total other bond securities	—	2,958	1,527	—	—	4,485
Equity securities	518	18	39	—	—	575
Other invested assets (b)	—	145	2,075	—	—	2,220
Derivative assets(c):
Interest rate contracts	1	3,410	311	—	—	3,722
Foreign exchange contracts	—	1,844	—	—	—	1,844
Equity contracts	11	132	285	—	—	428
Commodity contracts	—	9	—	—	—	9
Credit contracts	—	—	32	—	—	32
Other contracts	—	—	14	—	—	14
Counterparty netting and cash collateral	—	—	—	(3,895)	(1,640)	(5,535)
Total derivative assets	12	5,395	642	(3,895)	(1,640)	514
Short-term investments	2,821	2,887	—	—	—	5,708
Market risk benefit assets	—	—	796	—	—	796
Other assets(c)	—	—	107	—	—	107
Separate account assets	81,655	3,198	—	—	—	84,853
Total	$85,189	$215,675	$30,085	$(3,895)	$(1,640)	$325,414
Liabilities:
Policyholder contract deposits	$—	$41	$5,367	$—	$—	$5,408
Market risk benefit liabilities	—	—	4,736	—	—	4,736
Derivative liabilities(c):
Interest rate contracts	—	4,838	—	—	—	4,838
Foreign exchange contracts	—	1,138	—	—	—	1,138
Equity contracts	2	10	14	—	—	26
Credit contracts	—	9	32	—	—	41
Counterparty netting and cash collateral	—	—	—	(3,895)	(1,917)	(5,812)
Total derivative liabilities	2	5,995	46	(3,895)	(1,917)	231
Fortitude Re funds withheld payable	—	—	(2,235)	—	—	(2,235)
Other liabilities	—	—	112	—	—	112
Long-term debt	—	56	—	—	—	56
Total	$2	$6,092	$8,026	$(3,895)	$(1,917)	$8,308
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $9.6 billion and $9.8 billion as of September 30, 2023 and December 31, 2022, respectively.
(c)Presented as part of Other assets and Other liabilities on the Condensed Consolidated Balance Sheets.
(d)Excludes $5.4 billion of assets reclassified to Assets held for sale on the Condensed Consolidated Balance Sheets.

AIG | Third Quarter 2023 Form 10-Q	23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three and nine months ended September 30, 2023 and 2022 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at September 30, 2023 and 2022:

(in millions)	Fair Value Beginning of Period	MRBs and Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended September 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$869	$(3)	$(78)	$(23)	$—	$—	$—	$765	$—	$(82)
Non-U.S. governments	6	—	—	(3)	—	—	—	3	—	—
Corporate debt	1,721	(5)	(78)	(76)	176	(200)	—	1,538	—	(83)
RMBS	7,617	101	(82)	(74)	2	(25)	7	7,546	—	(122)
CMBS	553	(3)	(27)	4	65	(25)	—	567	—	(32)
CLO/ABS	14,214	51	(115)	411	553	(46)	74	15,142	—	(121)
Total bonds available for sale	24,980	141	(380)	239	796	(296)	81	25,561	—	(440)
Other bond securities:
Obligations of states, municipalities and political subdivisions	3	—	—	(2)	—	—	—	1	—	—
Corporate Debt	155	1	—	65	—	—	—	221	3	—
RMBS	164	(2)	—	(4)	—	—	—	158	(3)	—
CMBS	26	(3)	—	—	—	—	—	23	(3)	—
CLO/ABS	1,044	1	—	(19)	1	(3)	26	1,050	(11)	—
Total other bond securities	1,392	(3)	—	40	1	(3)	26	1,453	(14)	—
Equity securities	72	1	—	(2)	—	(12)	—	59	1	—
Other invested assets	2,140	(13)	(12)	69	44	—	—	2,228	—	—
Other assets	111	—	—	1	—	—	—	112	—	—
Total(a)	$28,695	$126	$(392)	$347	$841	$(311)	$107	$29,413	$(13)	$(440)
(in millions)	Fair Value Beginning of Period	MRBs and Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$6,813	$(716)	$—	$230	$—	$—	$—	$6,327	$972	$—
Derivative liabilities, net:
Interest rate contracts	(339)	(174)	—	(20)	—	—	—	(533)	181	—
Foreign exchange contracts	2	(1)	—	1	—	—	—	2	—	—
Equity contracts	(645)	411	—	(137)	—	—	—	(371)	(147)	—
Credit contracts	—	1	—	(1)	—	—	—	—	—	—
Other contracts	(15)	(17)	—	16	—	—	—	(16)	17	—
Total derivative liabilities, net(b)	(997)	220	—	(141)	—	—	—	(918)	51	—
Fortitude Re funds withheld payable	(2,118)	(1,137)	—	(158)	—	—	—	(3,413)	1,139	—
Other Liabilities	98	(6)	—	—	—	—	—	92	—	—
Total(c)	$3,796	$(1,639)	$—	$(69)	$—	$—	$—	$2,088	$2,162	$—

24	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	MRBs and Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended September 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$957	$(1)	$(106)	$(29)	$—	$(7)	$—	$814	$—	$(167)
Non-U.S. governments	9	—	—	(1)	1	—	—	9	—	—
Corporate debt	2,483	(31)	(53)	(100)	1,781	(163)	—	3,917	—	(55)
RMBS	8,352	101	(267)	(299)	2	(8)	—	7,881	—	(39)
CMBS	871	(1)	(31)	(33)	12	(12)	—	806	—	(50)
CLO/ABS	11,696	(25)	(454)	523	366	(323)	—	11,783	—	(557)
Total bonds available for sale	24,368	43	(911)	61	2,162	(513)	—	25,210	—	(868)
Other bond securities:
Corporate debt	461	(5)	—	66	28	(1)	—	549	(7)	—
RMBS	192	(7)	—	26	—	—	—	211	(8)	—
CMBS	32	(3)	—	—	—	—	—	29	(3)	—
CLO/ABS	2,442	(25)	—	(158)	12	(15)	—	2,256	(92)	—
Total other bond securities	3,127	(40)	—	(66)	40	(16)	—	3,045	(110)	—
Equity securities	12	(1)	—	8	15	—	—	34	—	—
Other invested assets	2,008	62	(25)	(45)	—	(42)	—	1,958	20	—
Other assets	107	—	—	—	—	—	—	107	—	—
Total(a)	$29,622	$64	$(936)	$(42)	$2,217	$(571)	$—	$30,354	$(90)	$(868)
(in millions)	Fair Value Beginning of Period	MRBs and Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$4,728	$(274)	$—	$289	$—	$—	$—	$4,743	$287	$—
Derivative liabilities, net:
Interest rate contracts	(143)	37	—	(110)	—	6	—	(210)	30	—
Foreign exchange contracts	1	—	—	—	—	—	—	1	—	—
Equity contracts	(149)	88	—	(94)	—	—	—	(155)	(89)	—
Credit contracts	32	1	—	(2)	—	—	—	31	—	—
Other contracts	(16)	(16)	—	16	—	—	—	(16)	17	—
Total derivative liabilities, net(b)	(275)	110	—	(190)	—	6	—	(349)	(42)	—
Fortitude Re funds withheld payable	(638)	(1,757)	—	(110)	—	—	—	(2,505)	1,791	—
Total(c)	$3,815	$(1,921)	$—	$(11)	$—	$6	$—	$1,889	$2,036	$—

AIG | Third Quarter 2023 Form 10-Q	25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	MRBs and Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Nine Months Ended September 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$824	$(2)	$(26)	$(31)	$—	$—	$—	$765	$—	$(54)
Non-U.S. governments	1	1	1	(5)	7	(2)	—	3	—	1
Corporate debt	2,847	(101)	(19)	(450)	496	(1,219)	(16)	1,538	—	(61)
RMBS	7,553	315	37	(275)	33	(89)	(28)	7,546	—	(33)
CMBS	926	(25)	(69)	(35)	98	(328)	—	567	—	(114)
CLO/ABS	12,748	112	62	1,641	666	(246)	159	15,142	—	(47)
Total bonds available for sale	24,899	300	(14)	845	1,300	(1,884)	115	25,561	—	(308)
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	1	—	—	—	1	—	—
Corporate debt	416	3	—	(7)	—	(191)	—	221	2	—
RMBS	173	5	—	(20)	—	—	—	158	(8)	—
CMBS	28	(5)	—	—	—	—	—	23	(4)	—
CLO/ABS	910	29	—	75	5	(48)	79	1,050	(31)	—
Total other bond securities	1,527	32	—	49	5	(239)	79	1,453	(41)	—
Equity securities	39	3	—	27	10	(20)	—	59	2	—
Other invested assets	2,075	(84)	(5)	198	44	—	—	2,228	(84)	—
Other assets	107	—	—	5	—	—	—	112	—	—
Total(a)	$28,647	$251	$(19)	$1,124	$1,359	$(2,143)	$194	$29,413	$(123)	$(308)
(in millions)	Fair Value Beginning of Year	MRBs and Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$5,367	$94	$—	$866	$—	$—	$—	$6,327	$296	$—
Derivative liabilities, net:
Interest rate contracts	(311)	(90)	—	(132)	—	—	—	(533)	146	—
Foreign exchange contracts	—	1	—	1	—	—	—	2	(4)	—
Equity contracts	(271)	362	—	(462)	—	—	—	(371)	(11)	—
Credit contracts	—	—	—	—	—	—	—	—	1	—
Other contracts	(14)	(50)	—	48	—	—	—	(16)	49	—
Total derivative liabilities, net(b)	(596)	223	—	(545)	—	—	—	(918)	181	—
Fortitude Re funds withheld payable	(2,235)	(152)	—	(1,026)	—	—	—	(3,413)	671	—
Other Liabilities	112	(20)	—	—	—	—	—	92	—	—
Total(c)	$2,648	$145	$—	$(705)	$—	$—	$—	$2,088	$1,148	$—

26	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	MRBs and Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Nine Months Ended September 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,431	$1	$(534)	$(94)	$17	$(7)	$—	$814	$—	$(319)
Non-U.S. governments	7	—	—	(1)	3	—	—	9	—	—
Corporate debt	2,641	(57)	(204)	(137)	2,163	(489)	—	3,917	—	(183)
RMBS	10,378	323	(1,210)	(1,173)	2	(439)	—	7,881	—	(704)
CMBS	1,190	12	(144)	84	12	(348)	—	806	—	(143)
CLO/ABS	11,215	(6)	(1,457)	2,174	1,830	(1,973)	—	11,783	—	(1,486)
Total bonds available for sale	26,862	273	(3,549)	853	4,027	(3,256)	—	25,210	—	(2,835)
Other bond securities:
Corporate debt	134	(9)	—	190	250	(16)	—	549	(8)	—
RMBS	196	(25)	—	40	—	—	—	211	(28)	—
CMBS	35	(6)	—	—	—	—	—	29	(6)	—
CLO/ABS	2,332	(274)	—	194	75	(71)	—	2,256	(414)	—
Total other bond securities	2,697	(314)	—	424	325	(87)	—	3,045	(456)	—
Equity securities	6	(1)	—	14	15	—	—	34	—	—
Other invested assets	1,948	307	(52)	(83)	47	(209)	—	1,958	316	—
Other assets	114	—	—	(7)	—	—	—	107	—	—
Total(a)	$31,627	$265	$(3,601)	$1,201	$4,414	$(3,552)	$—	$30,354	$(140)	$(2,835)
(in millions)	Fair Value Beginning of Year	MRBs and Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$5,572	$(1,477)	$—	$648	$—	$—	$—	$4,743	$1,724	$—
Derivative liabilities, net:
Interest rate contracts	—	48	—	(183)	(81)	6	—	(210)	27	—
Foreign exchange contracts	(1)	1	—	1	—	—	—	1	(1)	—
Equity contracts	(444)	478	—	(188)	—	(1)	—	(155)	(272)	—
Credit contracts	30	3	—	(2)	—	—	—	31	—	—
Other contracts	(13)	(48)	—	45	—	—	—	(16)	49	—
Total derivative liabilities, net(b)	(428)	482	—	(327)	(81)	5	—	(349)	(197)	—
Fortitude Re funds withheld payable	5,922	(7,851)	—	(576)	—	—	—	(2,505)	8,107	—
Total(c)	$11,066	$(8,846)	$—	$(255)	$(81)	$5	$—	$1,889	$9,634	$—
(a)Excludes MRB assets of $978 million at September 30, 2023 and $743 million at September 30, 2022, For additional information, see Note 13.
(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
(c)Excludes MRB liabilities of $4.5 billion at September 30, 2023 and $4.6 billion at September 30, 2022. For additional information, see Note 13.

AIG | Third Quarter 2023 Form 10-Q	27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Market risk benefits and net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Net Investment Income	Net Realized Gains (Losses)	Change in the fair value of market risk benefits, net(c)	Other Income	Total
Three Months Ended September 30, 2023
Assets:
Bonds available for sale	$202	$(61)	$—	$—	$141
Other bond securities	(3)	—	—	—	(3)
Equity securities	1	—	—	—	1
Other invested assets	(11)	(2)	—	—	(13)
Three Months Ended September 30, 2022
Assets:
Bonds available for sale	$106	$(63)	$—	$—	$43
Other bond securities	(40)	—	—	—	(40)
Equity securities	(1)	—	—	—	(1)
Other invested assets	62	—	—	—	62
Nine Months Ended September 30, 2023
Assets:
Bonds available for sale	$385	$(85)	$—	$—	$300
Other bond securities	32	—	—	—	32
Equity securities	3	—	—	—	3
Other invested assets	(82)	(2)	—	—	(84)
Nine Months Ended September 30, 2022
Assets:
Bonds available for sale	$412	$(139)	$—	$—	$273
Other bond securities	(314)	—	—	—	(314)
Equity securities	(1)	—	—	—	(1)
Other invested assets	307	—	—	—	307

(in millions)	Net Investment Income	Net Realized (Gains) Losses	Change in the fair value of market risk benefits, net(c)	Other Income	Total
Three Months Ended September 30, 2023
Liabilities:
Policyholder contract deposits(a)	$—	$(716)	$—	$—	$(716)
Market risk benefit liabilities, net(b)	—	(1)	(879)	—	(880)
Derivative liabilities, net	—	415	(180)	(15)	220
Fortitude Re funds withheld payable	—	(1,137)	—	—	(1,137)
Other Liabilities	—	(6)	—	—	(6)
Three Months Ended September 30, 2022
Liabilities:
Policyholder contract deposits(a)	$—	$(274)	$—	$—	$(274)
Market risk benefit liabilities, net(b)	—	(2)	(720)	—	(722)
Derivative liabilities, net	—	170	(43)	(17)	110
Fortitude Re funds withheld payable	—	(1,757)	—	—	(1,757)
Nine Months Ended September 30, 2023
Liabilities:
Policyholder contract deposits(a)	$—	$94	$—	$—	$94
Market risk benefit liabilities, net(b)	—	(4)	(1,676)	—	(1,680)
Derivative liabilities, net	—	392	(122)	(47)	223
Fortitude Re funds withheld payable	—	(152)	—	—	(152)
Other Liabilities	—	(20)	—	—	(20)
Nine Months Ended September 30, 2022
Liabilities:
Policyholder contract deposits(a)	$—	$(1,477)	$—	$—	$(1,477)
Market risk benefit liabilities, net(b)	—	(10)	(1,677)	—	(1,687)
Derivative liabilities, net	—	617	(90)	(45)	482
Fortitude Re funds withheld payable	—	(7,851)	—	—	(7,851)
(a)Primarily embedded derivatives.
(b)Market risk benefit assets and liabilities have been netted in the above table for presentation purposes only.
(c)The portion of the fair value change attributable to own credit risk is recognized in OCI.

28	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three and nine months ended September 30, 2023 and 2022 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Three Months Ended September 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$(23)	$—	$(23)
Non-U.S. governments	—	—	(3)	(3)
Corporate debt	197	(30)	(243)	(76)
RMBS	194	(6)	(262)	(74)
CMBS	—	(7)	11	4
CLO/ABS	604	(158)	(35)	411
Total bonds available for sale	995	(224)	(532)	239
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	(2)	—	(2)
Corporate debt	89	—	(24)	65
RMBS	—	—	(4)	(4)
CLO/ABS	35	(10)	(44)	(19)
Total other bond securities	124	(12)	(72)	40
Equity securities	—	(2)	—	(2)
Other invested assets	74	—	(5)	69
Other assets	—	—	1	1
Total	$1,193	$(238)	$(608)	$347
Liabilities:
Policyholder contract deposits	$—	$348	$(118)	$230
Derivative liabilities, net	(302)	9	152	(141)
Fortitude Re funds withheld payable	—	—	(158)	(158)
Total	$(302)	$357	$(124)	$(69)
Three Months Ended September 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$5	$—	$(34)	$(29)
Non-U.S. governments	—	—	(1)	(1)
Corporate debt	31	(49)	(82)	(100)
RMBS	56	—	(355)	(299)
CMBS	27	—	(60)	(33)
CLO/ABS	581	(22)	(36)	523
Total bonds available for sale	700	(71)	(568)	61
Other bond securities:
Corporate debt	2	—	64	66
RMBS	31	—	(5)	26
CLO/ABS	65	(123)	(100)	(158)
Total other bond securities	98	(123)	(41)	(66)
Equity securities	8	—	—	8
Other invested assets	53	—	(98)	(45)
Total	$859	$(194)	$(707)	$(42)
Liabilities:
Policyholder contract deposits	$—	$239	$50	$289
Derivative liabilities, net	(243)	3	50	(190)
Fortitude Re funds withheld payable	—	—	(110)	(110)
Total	$(243)	$242	$(10)	$(11)

AIG | Third Quarter 2023 Form 10-Q	29

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Nine Months Ended September 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1	$(27)	$(5)	$(31)
Non-U.S. governments	—	—	(5)	(5)
Corporate debt	219	(30)	(639)	(450)
RMBS	595	(67)	(803)	(275)
CMBS	10	(39)	(6)	(35)
CLO/ABS	1,996	(309)	(46)	1,641
Total bonds available for sale	2,821	(472)	(1,504)	845
Other bond securities:
Obligations of states, municipalities and political subdivisions	3	(2)	—	1
Corporate debt	176	—	(183)	(7)
RMBS	6	—	(26)	(20)
CLO/ABS	162	(10)	(77)	75
Total other bond securities	347	(12)	(286)	49
Equity securities	31	(2)	(2)	27
Other invested assets	226	—	(28)	198
Other assets	—	—	5	5
Total	$3,425	$(486)	$(1,815)	$1,124
Liabilities:
Policyholder contract deposits	$—	$1,076	$(210)	$866
Derivative liabilities, net	(752)	18	189	(545)
Fortitude Re funds withheld payable	—	—	(1,026)	(1,026)
Total	$(752)	$1,094	$(1,047)	$(705)
Nine Months Ended September 30, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$6	$(64)	$(36)	$(94)
Non-U.S. governments	—	—	(1)	(1)
Corporate Debt	54	(49)	(142)	(137)
RMBS	341	—	(1,514)	(1,173)
CMBS	173	—	(89)	84
CLO/ABS	2,712	(22)	(516)	2,174
Total bonds available for sale	3,286	(135)	(2,298)	853
Other bond securities:
Corporate debt	26	—	164	190
RMBS	62	—	(22)	40
CLO/ABS	681	(123)	(364)	194
Total other bond securities	769	(123)	(222)	424
Equity securities	13	—	1	14
Other invested assets	570	—	(653)	(83)
Other assets	—	—	(7)	(7)
Total	$4,638	$(258)	$(3,179)	$1,201
Liabilities:
Policyholder contract deposits	$—	$656	$(8)	$648
Derivative liabilities, net	(492)	6	159	(327)
Fortitude Re funds withheld payable	—	—	(576)	(576)
Total	$(492)	$662	$(425)	$(255)
(a)There were no issuances during the three and nine months ended September 30, 2023 and 2022.
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2023 and 2022 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

30	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Transfers of Level 3 Assets and Liabilities
The Net realized and unrealized gains (losses) included in income (loss) or OCI as shown in the table above excludes $1 million and $9 million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three and nine months ended September 30, 2023, respectively, and includes $(21) million and $(35) million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three and nine months ended September 30, 2023, respectively.
The Net realized and unrealized gains (losses) included in income (loss) or OCI as shown in the table above excludes $(25) million and $(98) million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three and nine months ended September 30, 2022, respectively, and includes $(36) million and $(122) million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three and nine months ended September 30, 2022, respectively.
Transfers of Level 3 Assets
During the three and nine months ended September 30, 2023 and 2022, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and collateralized loan obligations (CLO)/asset-backed securities (ABS). Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the three and nine months ended September 30, 2023 and 2022, transfers out of Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CLO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three and nine months ended September 30, 2023. During the nine months ended September 30, 2022, transfers of derivatives into Level 3 were primarily due to increased long-dated European swaption activity with SOFR tenors.

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

(in millions)	Fair Value at September 30, 2023	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$743	Discounted cash flow	Yield	5.64% - 6.05% (5.85%)
Corporate debt	1,459	Discounted cash flow	Yield	5.36% - 9.14% (7.25%)
RMBS(a)	4,855	Discounted cash flow	Constant prepayment rate	3.95% - 9.01% (6.48%)
			Loss severity	44.22% - 77.29% (60.75%)
			Constant default rate	0.76% - 2.46% (1.61%)
			Yield	5.38% - 7.34% (6.36%)
CLO/ABS(a)	12,955	Discounted cash flow	Yield	6.31% - 8.57% (7.44%)
CMBS	501	Discounted cash flow	Yield	5.85% - 17.89% (11.87%)
Market risk benefit assets	978	Discounted cash flow	Equity volatility	6.65% - 52.35%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(g)	0.62% - 2.08%

AIG | Third Quarter 2023 Form 10-Q	31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value at September 30, 2023	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	1,835	Discounted cash flow	Equity volatility	6.65% - 52.35%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(g)	0.62% - 2.08%
Fixed annuities guaranteed benefits	824	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(h)	90.00% - 97.50%
			NPA(g)	0.62% - 2.08%
Fixed index annuities guaranteed benefits	1,860	Discounted cash flow	Equity volatility	6.65% - 52.35%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(h)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(g)	0.62% - 2.08%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	5,573	Discounted cash flow	Equity volatility	6.65% - 52.35%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(h)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(g)	0.62% - 2.08%
Index life	754	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			Equity volatility	5.75% - 21.25%
			NPA(g)	0.62% - 2.08%

(in millions)	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$799	Discounted cash flow	Yield	5.28% - 5.94% (5.61%)
Corporate debt	2,527	Discounted cash flow	Yield	4.98% - 9.36% (7.17%)
RMBS(a)	5,235	Discounted cash flow	Constant prepayment rate	4.89% - 10.49% (7.69%)
			Loss severity	45.06% - 76.87% (60.97%)
			Constant default rate	0.82% - 2.72% (1.77%)
			Yield	5.98% - 7.75% (6.87%)
CLO/ABS(a)	7,503	Discounted cash flow	Yield	6.00% - 7.97% (6.99%)
CMBS	587	Discounted cash flow	Yield	4.06% - 13.14% (8.60%)
Market risk benefit assets	796	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%

32	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	2,358	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%
Fixed annuities guaranteed benefits	680	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.16%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(h)	90.00% - 97.50%
			NPA(g)	0.00% - 2.03%
Fixed index annuities guaranteed benefits	1,698	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 180.00%
			Utilization(h)	60.00% - 97.50%
			Option budget	0.00% - 5.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	4,657	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 180.00%
			Utilization(h)	60.00% - 97.50%
			Option budget	0.00% - 5.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%
Index life	710	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			Equity volatility	5.75% - 23.63%
			NPA(g)	0.00% - 2.03%
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
(e)The ranges for these inputs vary due to the different guaranteed minimum withdrawal benefits (GMWB) product specification and policyholder characteristics across in-force policies. Policyholder characteristics that affect these ranges include age, policy duration, and gender.
(f)Mortality inputs are shown as multipliers of the 2012 Individual Annuity Mortality Basic table.
(g)The NPA applied as a spread over risk-free curve for discounting.
(h)The partial withdrawal utilization unobservable input range shown applies only to policies with guaranteed minimum withdrawal benefit riders. The total embedded derivative liability at September 30, 2023 and December 31, 2022 was approximately $1.2 billion and $1.1 billion, respectively.
(i)The fixed index annuities embedded derivative associated with index credits related to the contracts with guaranteed product features included in policyholder contract deposits was $1.2 billion and $1.1 billion at September 30, 2023 and December 31, 2022, respectively.

AIG | Third Quarter 2023 Form 10-Q	33

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
•Equity and interest rate correlation estimates the relationship between changes in equity returns and interest rates in the economic scenario generator used to value our MRBs. In general, a higher positive correlation assumes that equity markets and interest rates move in a more correlated fashion, which generally increases the fair value of the liability. Only our fixed index annuities with a GMWB rider are subject to the equity and interest correlation assumption. Other policies such as accumulation fixed index annuity and life products do not use a correlation assumption.
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

34	AIG | Third Quarter 2023 Form 10-Q

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

		September 30, 2023		December 31, 2022
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$3,609	$2,290	$3,146	$2,448
Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	1,803	818	1,851	840
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	268	154	272	183
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	706	77	732	60
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	294	103	598	142
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi- strategy, and other strategies	2,099	269	1,829	391
Total private equity funds		8,779	3,711	8,428	4,064
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	19	—	92	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	634	—	696	—
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	100	—	414	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	106	—	192	—
Total hedge funds		859	—	1,394	—
Total		$9,638	$3,711	$9,822	$4,064
Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one-year or two-year increments.
The majority of our hedge fund investments are redeemable upon a single month or quarter’s notice, though redemption terms vary from single, immediate withdrawals, to withdrawals staggered up to eight quarters. Some of the portfolio consists of illiquid run-off or “side-pocket” positions whose liquidation horizons are uncertain and likely beyond a year after submission of the redemption notice.

AIG | Third Quarter 2023 Form 10-Q	35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended September 30,		Gain (Loss) Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Assets:
Other bond securities(a)	$(38)	$(241)	$97	$(915)
Alternative investments(b)	76	(57)	287	174
Liabilities:
Long-term debt(c)	6	69	8	240
Total gain (loss)	$44	$(229)	$392	$(501)
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
The following table presents the difference between fair value and the aggregate contractual principal amount of long-term debt for which the fair value option was elected:

	September 30, 2023			December 31, 2022
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference
Liabilities:
Long-term debt*	$102	$99	$3	$56	$45	$11
*Includes GIAs, notes, bonds, loans and mortgages payable.
FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Level 1	Level 2	Level 3	Total	2023	2022	2023	2022
September 30, 2023
Other investments	$—	$—	$46	$46	$9	$11	$9	$11
Other assets	—	—	—	—	32	—	49	—
Total	$—	$—	$46	$46	$41	$11	$58	$11
December 31, 2022
Other investments	$—	$—	$12	$12
Total	$—	$—	$12	$12
In addition to the assets presented in the table above, AIG had $163 million of loans held for sale which are carried at fair value at December 31, 2022. There are no loans that were carried at fair value as of September 30, 2023. There are no associated impairment charges.

36	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2023
Assets:
Mortgage and other loans receivable	$—	$272	$46,293	$46,565	$50,922
Other invested assets	—	875	6	881	881
Short-term investments(a)	—	6,589	—	6,589	6,589
Cash(b)	1,994	—	—	1,994	1,994
Other assets	35	1	—	36	36
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	97	132,378	132,475	140,107
Fortitude Re funds withheld payable	—	—	31,104	31,104	31,104
Other liabilities(c)	—	733	—	733	733
Short-term and long-term debt	—	18,719	252	18,971	21,236
Debt of consolidated investment entities	—	36	2,651	2,687	2,717
Separate account liabilities - investment contracts	—	80,907	—	80,907	80,907
December 31, 2022
Assets:
Mortgage and other loans receivable	$—	$89	$45,755	$45,844	$49,442
Other invested assets	—	848	6	854	854
Short-term investments	—	6,668	—	6,668	6,668
Cash	2,043	—	—	2,043	2,043
Other assets	24	9	—	33	33
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	119	129,174	129,293	137,086
Fortitude Re funds withheld payable	—	—	32,618	32,618	32,618
Other liabilities	—	3,101	—	3,101	3,101
Short-term and long-term debt	—	19,328	275	19,603	21,243
Debt of consolidated investment entities	—	3,055	2,478	5,533	5,880
Separate account liabilities - investment contracts	—	80,649	—	80,649	80,649
(a)Excludes $104 million reclassified to Assets held for sale on the Condensed Consolidated Balance Sheets.
(b)Excludes $193 million reclassified to Assets held for sale on the Condensed Consolidated Balance Sheets.
(c)Excludes $34 million reclassified to Liabilities held for sale on the Condensed Consolidated Balance Sheets.

AIG | Third Quarter 2023 Form 10-Q	37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

6. Investments
SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost and fair value of our available for sale securities:

(in millions)	Amortized Cost	Allowance for Credit Losses(a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$6,456	$—	$4	$(506)	$5,954
Obligations of states, municipalities and political subdivisions	11,781	—	39	(1,374)	10,446
Non-U.S. governments	13,559	(4)	68	(1,899)	11,724
Corporate debt	151,989	(87)	806	(26,617)	126,091
Mortgage-backed, asset-backed and collateralized:
RMBS	19,643	(33)	826	(1,705)	18,731
CMBS	15,143	(13)	18	(1,638)	13,510
CLO/ABS	30,120	(1)	120	(1,755)	28,484
Total mortgage-backed, asset-backed and collateralized	64,906	(47)	964	(5,098)	60,725
Total bonds available for sale(b)	$248,691	$(138)	$1,881	$(35,494)	$214,940
December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$7,094	$—	$21	$(496)	$6,619
Obligations of states, municipalities and political subdivisions	13,195	—	99	(1,195)	12,099
Non-U.S. governments	15,133	(6)	91	(1,733)	13,485
Corporate debt	160,242	(132)	1,152	(23,423)	137,839
Mortgage-backed, asset-backed and collateralized:
RMBS	19,584	(37)	807	(1,537)	18,817
CMBS	15,610	(11)	14	(1,420)	14,193
CLO/ABS	25,135	—	38	(2,069)	23,104
Total mortgage-backed, asset-backed and collateralized	60,329	(48)	859	(5,026)	56,114
Total bonds available for sale(b)	$255,993	$(186)	$2,222	$(31,873)	$226,156
(a)Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(b)At September 30, 2023 and December 31, 2022, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $17.4 billion or 8 percent and $22.3 billion or 10 percent, respectively.

38	AIG | Third Quarter 2023 Form 10-Q

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

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$4,708	$307	$816	$199	$5,524	$506
Obligations of states, municipalities and political subdivisions	5,378	589	4,099	785	9,477	1,374
Non-U.S. governments	6,831	965	3,578	928	10,409	1,893
Corporate debt	53,646	10,739	62,852	15,812	116,498	26,551
RMBS	7,529	705	5,481	961	13,010	1,666
CMBS	6,322	770	5,851	860	12,173	1,630
CLO/ABS	10,794	536	11,640	1,219	22,434	1,755
Total bonds available for sale	$95,208	$14,611	$94,317	$20,764	$189,525	$35,375

December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$3,493	$368	$1,816	$128	$5,309	$496
Obligations of states, municipalities and political subdivisions	8,697	1,180	73	15	8,770	1,195
Non-U.S. governments	10,702	1,526	779	191	11,481	1,717
Corporate debt	110,683	19,756	13,778	3,609	124,461	23,365
RMBS	10,953	1,293	1,005	182	11,958	1,475
CMBS	11,620	1,094	1,728	326	13,348	1,420
CLO/ABS	16,852	1,388	4,307	681	21,159	2,069
Total bonds available for sale	$173,000	$26,605	$23,486	$5,132	$196,486	$31,737
At September 30, 2023, we held 32,663 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 17,596 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2022, we held 36,549 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 4,048 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at September 30, 2023 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.

AIG | Third Quarter 2023 Form 10-Q	39

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale
The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

September 30, 2023	Total Fixed Maturity Securities Available for Sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
Due in one year or less	$8,243	$8,120
Due after one year through five years	46,097	43,640
Due after five years through ten years	40,730	35,826
Due after ten years	88,624	66,629
Mortgage-backed, asset-backed and collateralized	64,859	60,725
Total	$248,553	$214,940
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$18	$181	$123	$254	$247	$1,203	$406	$1,280
For the three and nine months ended September 30, 2023, the aggregate fair value of available for sale securities sold was $3.1 billion and $19.7 billion, respectively, which resulted in net realized gains (losses) of $(163) million and $(956) million, respectively. Included within the net realized gains (losses) are $(6) million and $(125) million of net realized gains (losses) for the three and nine months ended September 30, 2023, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.
For the three and nine months ended September 30, 2022, the aggregate fair value of available for sale securities sold was $2.0 billion and $16.0 billion, respectively, which resulted in net realized gains (losses) of $(131) million and $(874) million, respectively. Included within the net realized gains (losses) are $(64) million and $(218) million of net realized gains (losses) for the three and nine months ended September 30, 2022, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.

40	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

(in millions)	September 30, 2023		December 31, 2022
	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
Obligations of states, municipalities and political subdivisions	$91	2%	$111	2%
Non-U.S. governments	33	1	66	1
Corporate debt	2,624	49	2,392	47
Mortgage-backed, asset-backed and collateralized:
RMBS	267	5	286	6
CMBS	278	5	331	7
CLO/ABS and other collateralized	1,547	29	1,299	26
Total mortgage-backed, asset-backed and collateralized	2,092	39	1,916	39
Total fixed maturity securities	4,840	91	4,485	89
Equity securities	515	9	575	11
Total	$5,355	100%	$5,060	100%
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	September 30, 2023	December 31, 2022
Alternative investments(a)(b)	$11,643	$11,809
Investment real estate(c)	2,208	2,153
All other investments(d)	2,203	1,991
Total	$16,054	$15,953
(a)At September 30, 2023, included hedge funds of $0.9 billion and private equity funds of $10.8 billion. At December 31, 2022, included hedge funds of $1.4 billion and private equity funds of $10.4 billion.
(b)The majority of our hedge fund investments are redeemable upon a single month or quarter’s notice, though redemption terms vary from single, immediate withdrawals, to withdrawals staggered up to eight quarters. Some of the portfolio consists of illiquid run-off or “side-pocket” positions whose liquidation horizons are uncertain and likely beyond a year after submission of the redemption notice.
(c)Represents values net of accumulated depreciation. At September 30, 2023 and December 31, 2022, the accumulated depreciation was $820 million and $786 million, respectively.
(d)Includes AIG's ownership interest in Fortitude Group Holdings, LLC (FRL), which is recorded using the measurement alternative for equity securities. Our investment in FRL totaled $156 million and $156 million at September 30, 2023 and December 31, 2022, respectively.

AIG | Third Quarter 2023 Form 10-Q	41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

NET INVESTMENT INCOME
The following table presents the components of Net investment income:

Three Months Ended September 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$2,697	$221	$2,918	$2,150	$256	$2,406
Other fixed maturity securities(a)	(2)	(37)	(39)	(73)	(168)	(241)
Equity securities	41	—	41	16	—	16
Interest on mortgage and other loans	631	61	692	515	53	568
Alternative investments(b)	26	25	51	(49)	11	(38)
Real estate	8	—	8	14	—	14
Other investments(c)	64	2	66	83	11	94
Total investment income	3,465	272	3,737	2,656	163	2,819
Investment expenses	173	8	181	143	8	151
Net investment income	$3,292	$264	$3,556	$2,513	$155	$2,668

Nine Months Ended September 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$7,872	$696	$8,568	$6,338	$824	$7,162
Other fixed maturity securities(a)	18	79	97	(449)	(466)	(915)
Equity securities	135	—	135	(41)	—	(41)
Interest on mortgage and other loans	1,823	178	2,001	1,428	150	1,578
Alternative investments(b)	249	69	318	729	138	867
Real estate	28	—	28	46	—	46
Other investments(c)	100	2	102	277	14	291
Total investment income	10,225	1,024	11,249	8,328	660	8,988
Investment expenses	566	23	589	453	26	479
Net investment income	$9,659	$1,001	$10,660	$7,875	$634	$8,509
(a)Included in the three and nine months ended September 30, 2022 were income (loss) of $(57) million and $(208) million, respectively, related to fixed maturity securities measured at fair value that economically hedge liabilities described in (c) below.
(b)Included income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.
(c)Included in the three and nine months ended September 30, 2023 were income (loss) of $(1) million and $(5) million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above. Included in the three and nine months ended September 30, 2022 were income (loss) of $62 million and $194 million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above.
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
•Foreign exchange gains and losses resulting from foreign currency transactions.
•Changes in fair value of the embedded derivative related to the Fortitude Re funds withheld assets.

42	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

The following table presents the components of Net realized gains (losses):

Three Months Ended September 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(157)	$(6)	$(163)	$(67)	$(64)	$(131)
Change in allowance for credit losses on fixed maturity securities	(47)	(7)	(54)	(1)	7	6
Change in allowance for credit losses on loans	(41)	(22)	(63)	(26)	(24)	(50)
Foreign exchange transactions	(165)	(38)	(203)	(242)	(22)	(264)
Index-linked interest credited embedded derivatives, net of related hedges	129	—	129	34	—	34
All other derivatives and hedge accounting*	377	(149)	228	1,044	(13)	1,031
Sales of alternative investments and real estate investments	65	(1)	64	137	32	169
Other	10	(4)	6	22	(2)	20
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	171	(227)	(56)	901	(86)	815
Net realized gains on Fortitude Re funds withheld embedded derivative	—	1,137	1,137	—	1,757	1,757
Net realized gains	$171	$910	$1,081	$901	$1,671	$2,572

Nine Months Ended September 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(831)	$(125)	$(956)	$(656)	$(218)	$(874)
Change in allowance for credit losses on fixed maturity securities	(119)	(9)	(128)	(101)	(34)	(135)
Change in allowance for credit losses on loans	(129)	(48)	(177)	(21)	(26)	(47)
Foreign exchange transactions	160	(11)	149	(484)	(46)	(530)
Index-linked interest credited embedded derivatives, net of related hedges	(190)	—	(190)	217	—	217
All other derivatives and hedge accounting*	186	(198)	(12)	2,126	(21)	2,105
Sales of alternative investments and real estate investments	73	(1)	72	160	35	195
Other	(31)	(4)	(35)	3	(2)	1
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(881)	(396)	(1,277)	1,244	(312)	932
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	152	152	—	7,851	7,851
Net realized gains (losses)	$(881)	$(244)	$(1,125)	$1,244	$7,539	$8,783
*Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 13.

CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(7,033)	$(12,134)	$(3,962)	$(50,191)
Other investments	—	—	—	(14)
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$(7,033)	$(12,134)	$(3,962)	$(50,205)
*Excludes net unrealized gains and losses attributable to businesses held for sale at September 30, 2023.

AIG | Third Quarter 2023 Form 10-Q	43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other investments still held at the reporting date:

Three Months Ended September 30,	2023			2022
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$41	$102	$143	$16	$(98)	$(82)
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	19	(2)	17	26	13	39
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$22	$104	$126	$(10)	$(111)	$(121)

Nine Months Ended September 30,	2023			2022
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$135	$399	$534	$(41)	$306	$265
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	159	16	175	119	(23)	96
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(24)	$383	$359	$(160)	$329	$169
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
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Three Months Ended September 30,	2023			2022
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Balance, beginning of period	$47	$78	$125	$26	$149	$175
Additions:
Securities for which allowance for credit losses were not previously recorded	12	65	77	6	25	31
Reductions:
Securities sold during the period	(1)	(16)	(17)	(1)	(45)	(46)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	4	(27)	(23)	—	(37)	(37)
Write-offs charged against the allowance	(15)	(12)	(27)	—	(7)	(7)
Other	—	3	3	(1)	—	(1)
Balance, end of period	$47	$91	$138	$30	$85	$115

Nine Months Ended September 30,	2023			2022
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Balance, beginning of year	$46	$140	$186	$8	$90	$98
Additions:
Securities for which allowance for credit losses were not previously recorded	30	127	157	57	181	238
Reductions:
Securities sold during the period	(4)	(42)	(46)	(2)	(86)	(88)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	—	(29)	(29)	(32)	(71)	(103)
Write-offs charged against the allowance	(25)	(99)	(124)	—	(29)	(29)
Other	—	(6)	(6)	(1)	—	(1)
Balance, end of period	$47	$91	$138	$30	$85	$115

44	AIG | Third Quarter 2023 Form 10-Q

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
We did not purchase securities with more than insignificant credit deterioration since their origination during the nine months ended September 30, 2023 and 2022.
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
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	September 30, 2023	December 31, 2022
Fixed maturity securities available for sale	$764	$2,968
At September 30, 2023 and December 31, 2022, amounts borrowed under repurchase and securities lending agreements totaled $733 million and $3.1 billion, respectively.
The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
September 30, 2023
Bonds available for sale:
Non-U.S. governments	$—	$38	$—	$—	$—	$38
Corporate debt	34	692	—	—	—	726
Total	$34	$730	$—	$—	$—	$764

AIG | Third Quarter 2023 Form 10-Q	45

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
December 31, 2022
Bonds available for sale:
Non-U.S. governments	$—	$20	$—	$—	$—	$20
Corporate debt	—	2,371	577	—	—	2,948
Total	$—	$2,391	$577	$—	$—	$2,968
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
The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	September 30, 2023	December 31, 2022
Securities collateral pledged to us	$1,131	$—
At September 30, 2023, the carrying value of reverse repurchase agreements totaled $1.1 billion.
All secured financing transactions are collateralized and margined on a daily basis consistent with market standards and subject to enforceable master netting arrangements with rights of set off. We do not currently offset any such transactions.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance contracts, was $13.8 billion and $13.6 billion at September 30, 2023 and December 31, 2022, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $283 million and $239 million of stock in FHLBs at September 30, 2023 and December 31, 2022, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $6.5 billion and $2.9 billion, respectively, at September 30, 2023 and $5.8 billion and $1.8 billion, respectively, at December 31, 2022.
Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $101 million and $63 million, at September 30, 2023 and December 31, 2022, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.
Investments held in escrow accounts or otherwise subject to restriction as to their use were $302 million and $301 million, comprised of bonds available for sale and short-term investments at September 30, 2023 and December 31, 2022, respectively.
Reinsurance transactions between AIG and Fortitude Re were structured as modco and loss portfolio transfer arrangements with funds withheld.

46	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

7. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	September 30, 2023	December 31, 2022
Commercial mortgages(a)	$37,996	$37,128
Residential mortgages	8,098	6,130
Life insurance policy loans	1,768	1,758
Commercial loans, other loans and notes receivable(b)	3,946	5,305
Total mortgage and other loans receivable(c)	51,808	50,321
Allowance for credit losses(c)(d)	(886)	(716)
Mortgage and other loans receivable, net(c)	$50,922	$49,605
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 18 percent and 11 percent, respectively, at September 30, 2023 and 19 percent and 11 percent, respectively, at December 31, 2022).
(b)There were no loans that were held for sale carried at lower of cost or market as of September 30, 2023. The net carrying value of loans carried at lower of cost or market was $170 million as of December 31, 2022.
(c)Excludes $37.6 billion at both September 30, 2023 and December 31, 2022 of loan receivable from AIGFP, which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1.
(d)Does not include allowance for credit losses of $70 million and $69 million, respectively, at September 30, 2023 and December 31, 2022, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of September 30, 2023, $20 million and $694 million of residential mortgage loans and commercial mortgage loans, respectively, are placed on nonaccrual status. As of December 31, 2022, $5 million and $703 million of residential mortgage loans and commercial mortgage loans, respectively, are placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of September 30, 2023, accrued interest receivable was $21 million and $177 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2022, accrued interest receivable was $15 million and $147 million associated with residential mortgage loans and commercial mortgage loans, respectively.
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
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

September 30, 2023	2023	2022	2021	2020	2019	Prior	Total
(in millions)
>1.2X	$1,612	$5,790	$2,354	$1,362	$5,091	$14,822	$31,031
1.00 - 1.20X	110	1,065	1,477	350	243	2,667	5,912
<1.00X	—	48	—	—	—	1,005	1,053
Total commercial mortgages	$1,722	$6,903	$3,831	$1,712	$5,334	$18,494	$37,996

December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
(in millions)
>1.2X	$5,518	$2,457	$1,710	$4,985	$4,120	$11,663	$30,453
1.00 - 1.20X	910	898	473	416	567	1,353	4,617
<1.00X	45	—	23	52	744	1,194	2,058
Total commercial mortgages	$6,473	$3,355	$2,206	$5,453	$5,431	$14,210	$37,128

AIG | Third Quarter 2023 Form 10-Q	47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

September 30, 2023	2023	2022	2021	2020	2019	Prior	Total
(in millions)
Less than 65%	$1,546	$4,588	$2,871	$1,254	$3,789	$12,601	$26,649
65% to 75%	176	1,701	619	239	1,495	3,821	8,051
76% to 80%	—	564	52	—	—	171	787
Greater than 80%	—	50	289	219	50	1,901	2,509
Total commercial mortgages	$1,722	$6,903	$3,831	$1,712	$5,334	$18,494	$37,996

December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
(in millions)
Less than 65%	$5,425	$2,548	$1,775	$3,958	$3,016	$10,739	$27,461
65% to 75%	998	517	405	1,445	1,487	1,393	6,245
76% to 80%	50	52	—	—	168	229	499
Greater than 80%	—	238	26	50	760	1,849	2,923
Total commercial mortgages	$6,473	$3,355	$2,206	$5,453	$5,431	$14,210	$37,128
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9x at both September 30, 2023 and December 31, 2022. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 59 percent at September 30, 2023 and 59 percent at December 31, 2022. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
The following table presents supplementary credit quality information related to commercial mortgages:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
September 30, 2023
Past Due Status:
In good standing	635	$15,175	$9,761	$3,936	$6,414	$2,047	$432	$37,765	99%
90 days or less delinquent	1	—	34	—	—	—	—	34	—
>90 days delinquent or in process of foreclosure(a)	2	—	157	40	—	—	—	197	1
Total(b)	638	$15,175	$9,952	$3,976	$6,414	$2,047	$432	$37,996	100%
Allowance for credit losses		$93	$507	$83	$86	$37	$6	$812	2%

December 31, 2022
Past Due Status:
In good standing	625	$14,597	$10,102	$3,774	$6,006	$2,027	$407	$36,913	99%
90 days or less delinquent	—	—	—	—	—	—	—	—	—
>90 days delinquent or in process of foreclosure(a)	4	—	173	42	—	—	—	215	1
Total(b)	629	$14,597	$10,275	$3,816	$6,006	$2,027	$407	$37,128	100%
Allowance for credit losses		$100	$351	$81	$71	$29	$8	$640	2%
(a)Includes $157 million and $156 million of Office loans supporting the Fortitude Re funds withheld arrangements, greater than 90 days delinquent or in process of foreclosure, at September 30, 2023 and December 31, 2022, respectively.
(b)Does not reflect allowance for credit losses.
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

September 30, 2023	2023	2022	2021	2020	2019	Prior	Total
(in millions)
FICO*:
780 and greater	$354	$568	$2,296	$630	$242	$618	$4,708
720 - 779	822	598	550	169	100	248	2,487
660 - 719	215	249	103	40	38	130	775
600 - 659	2	21	10	9	9	53	104
Less than 600	—	—	2	2	4	16	24
Total residential mortgages	$1,393	$1,436	$2,961	$850	$393	$1,065	$8,098

48	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
(in millions)
FICO*:
780 and greater	$296	$2,204	$654	$232	$77	$567	$4,030
720 - 779	536	728	168	76	32	169	1,709
660 - 719	163	80	28	16	9	62	358
600 - 659	2	4	2	2	2	14	26
Less than 600	—	—	—	1	—	6	7
Total residential mortgages	$997	$3,016	$852	$327	$120	$818	$6,130
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
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a):

Three Months Ended September 30,	2023(b)			2022
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of period	$737	$69	$806	$525	$78	$603
Addition to (release of) allowance for loan losses	75	5	80	39	13	52
Allowance, end of period	$812	$74	$886	$564	$91	$655

Nine Months Ended September 30,	2023(b)			2022
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of year	$640	$76	$716	$545	$84	$629
Loans charged off	(6)	—	(6)	(4)	—	(4)
Net charge-offs	(6)	—	(6)	(4)	—	(4)
Addition to (release of) allowance for loan losses	178	(2)	176	23	7	30
Allowance, end of period	$812	$74	$886	$564	$91	$655
(a)Does not include allowance for credit losses of $70 million and $87 million, respectively, at September 30, 2023 and 2022 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
(b)Excludes $37.6 billion at both September 30, 2023 and December 31, 2022, of loan receivable from AIGFP, which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1.
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

AIG | Third Quarter 2023 Form 10-Q	49

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
During the three and nine months ended September 30, 2023, commercial mortgage loans with an amortized cost of $51 million and commercial loans, other loans and notes receivable with an amortized cost of $168 million were granted term extensions. The modified loans represent less than 1 percent of each of these two portfolio segments. These modifications added less than one year to the weighted average life of loans in each of these two portfolio segments.
There were no loans that had defaulted during the nine months ended September 30, 2023, that had been previously modified with borrowers experiencing financial difficulties.
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
During the nine months ended September 30, 2022, loans with a carrying value of $220 million were modified as troubled debt restructurings. Effective January 1, 2023, we are no longer required to assess whether loan modifications are troubled debt restructurings.

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
The reinsurance recoverables for coinsurance and modco contracts, along with amounts recoverable on YRT treaties are determined based on updated net premium ratios, reflecting updated actuarial assumptions using locked-in upper-medium investment instrument yield discount rates with changes recognized as remeasurement gains and losses reported in income. In addition, reinsurance recoverables are remeasured at the balance sheet date using current upper-medium grade discount rates with changes reported in OCI. For reinsurance agreements that reinsure existing, or non-contemporaneous (in-force) traditional and limited payment long-

50	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 8. Reinsurance

duration insurance contracts, the reinsurance recoverable is measured using the upper-medium grade fixed-income instrument yield discount rate assumption related to the effective date of the reinsurance contract. Therefore, for non-contemporaneous reinsurance agreements executed after January 1, 2021, the locked-in rate to accrete interest into the income statement related to the reinsurance recoverable would be different from the locked-in rate used for accreting interest on the direct reserve for future policy benefits. Certain reinsured guaranteed benefits previously reported as reinsurance recoverables are classified as Market risk benefit assets in the Condensed Consolidated Balance Sheets and are measured at fair value.
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
As of September 30, 2023, approximately $25.9 billion of reserves from our Life and Retirement Run-Off Lines and approximately $3.0 billion of reserves from our General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.

AIG | Third Quarter 2023 Form 10-Q	51

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 8. Reinsurance

There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	September 30, 2023		December 31, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$15,955	$15,955	$18,821	$18,821	Fair value through other comprehensive income (loss)
Fixed maturity securities - fair value option	4,418	4,418	4,182	4,182	Fair value through net investment income
Commercial mortgage loans	4,129	3,822	4,107	3,837	Amortized cost
Real estate investments	122	295	133	348	Amortized cost
Private equity funds / hedge funds	1,856	1,856	1,893	1,893	Fair value through net investment income
Policy loans	335	335	355	355	Amortized cost
Short-term investments	152	152	75	75	Fair value through net investment income
Funds withheld investment assets	26,967	26,833	29,566	29,511
Derivative assets, net(b)	2	2	90	90	Fair value through net realized gains (losses)
Other(c)	856	856	782	782	Amortized cost
Total	$27,825	$27,691	$30,438	$30,383
(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $(740) million ($(585) million after-tax) and $(7.7) billion ($(6.1) billion after-tax), respectively for the nine months ended September 30, 2023 and 2022.
(b)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $18 million and $27 million, respectively, as of September 30, 2023. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $192 million and $28 million, respectively, as of December 31, 2022. These derivative assets and liabilities are fully collateralized either by cash or securities.
(c)Primarily comprised of Cash and Accrued investment income.
The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net investment income - Fortitude Re funds withheld assets	$264	$155	$1,001	$634
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized losses - Fortitude Re funds withheld assets	(227)	(86)	(396)	(312)
Net realized gains - Fortitude Re funds withheld embedded derivative	1,137	1,757	152	7,851
Net realized gains (losses) on Fortitude Re funds withheld assets	910	1,671	(244)	7,539
Income from continuing operations before income tax expense	1,174	1,826	757	8,173
Income tax expense(a)	247	383	159	1,716
Net income	927	1,443	598	6,457
Change in unrealized depreciation of all other investments(a)	(882)	(1,317)	(585)	(6,111)
Comprehensive income	$45	$126	$13	$346
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
REINSURANCE – CREDIT LOSSES
The estimation of reinsurance recoverables involves a significant amount of judgment, particularly for latent exposures, such as asbestos, due to their long-tail nature. We assess the collectability of reinsurance recoverable balances in each reporting period, through either historical trends of disputes and credit events or financial analysis of the credit quality of the reinsurer. We record adjustments to reflect the results of these assessments through an allowance for credit losses and disputes on uncollectible reinsurance that reduces the carrying amount of reinsurance and other assets on the consolidated balance sheets (collectively, reinsurance recoverables). This estimate requires significant judgment for which key considerations include:
•paid and unpaid amounts recoverable;
•whether the balance is in dispute or subject to legal collection;

52	AIG | Third Quarter 2023 Form 10-Q

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
The total reinsurance recoverables as of September 30, 2023 were $69.4 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 89 percent of the reinsurance recoverables were investment grade, of which 49 percent related to General Insurance and 40 percent related to Life and Retirement; (ii) approximately 9 percent of the reinsurance recoverables were non-investment grade, the majority of which related to General Insurance and (iii) approximately 2 percent of the reinsurance recoverables related to entities that were not rated by AIG.
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
As of September 30, 2023 and December 31, 2022, approximately 83 percent and 77 percent, respectively, of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

Three Months Ended September 30,	2023			2022
(in millions)	General Insurance	Life and Retirement	Total	General Insurance	Life and Retirement	Total
Balance, beginning of period	$254	$66	$320	$284	$107	$391
Addition to (release of) allowance for expected credit losses and disputes, net	1	4	5	4	1	5
Write-offs charged against the allowance for credit losses and disputes	—	—	—	(1)	—	(1)
Other changes	(1)	—	(1)	(1)	—	(1)
Balance, end of period	$254	$70	$324	$286	$108	$394

Nine Months Ended September 30,	2023			2022
(in millions)	General Insurance	Life and Retirement	Total	General Insurance	Life and Retirement	Total
Balance, beginning of year	$260	$84	$344	$281	$101	$382
Addition to (release of) allowance for expected credit losses and disputes, net	(3)	(14)	(17)	5	7	12
Write-offs charged against the allowance for credit losses and disputes	(1)	—	(1)	(3)	—	(3)
Recoveries of amounts previously written off	—	—	—	2	—	2
Other changes	(2)	—	(2)	1	—	1
Balance, end of period	$254	$70	$324	$286	$108	$394
Past-Due Status
We consider a reinsurance asset to be past due when it is 90 days past due. The allowance for credit losses is estimated excluding disputed amounts. An allowance for disputes is established using the losses incurred method for contingencies. Past due balances on claims that are not in dispute were not material for any of the periods presented.

AIG | Third Quarter 2023 Form 10-Q	53

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

54	AIG | Third Quarter 2023 Form 10-Q

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

AIG | Third Quarter 2023 Form 10-Q	55

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Deferred Policy Acquisition Costs

The following table presents a rollforward of DAC:

Nine Months Ended September 30, 2023	General Insurance	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets
(in millions)						Total
Balance, beginning of year	$2,310	$4,597	$1,060	$4,839	$51	$12,857
Capitalization	3,310	519	55	354	22	4,260
Amortization expense	(2,884)	(422)	(62)	(299)	(6)	(3,673)
Other, including foreign exchange	(76)	—	—	9	—	(67)
Reclassified to held for sale	(623)	—	—	(755)	—	(1,378)
Balance, end of period	$2,037	$4,694	$1,053	$4,148	$67	$11,999
Nine Months Ended September 30, 2022
Balance, beginning of year	$2,428	$4,553	$1,078	$4,904	$38	$13,001
Capitalization	2,960	420	44	319	13	3,756
Amortization expense	(2,668)	(380)	(59)	(311)	(5)	(3,423)
Other, including foreign exchange	(242)	—	—	(131)	—	(373)
Balance, end of period	$2,478	$4,593	$1,063	$4,781	$46	$12,961
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

56	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Deferred Policy Acquisition Costs

The following table presents a rollforward of DSI:

Nine Months Ended September 30, 2023	2023			2022
(in millions)	Individual Retirement	Group Retirement	Total	Individual Retirement	Group Retirement	Total
Balance, beginning of year	$381	$177	$558	$428	$191	$619
Capitalization	5	—	5	5	—	5
Amortization expense	(41)	(10)	(51)	(41)	(10)	(51)
Balance, end of period*	$345	$167	$512	$392	$181	$573
*At September 30, 2023 and 2022, Other assets, excluding DSI, totaled $11.3 billion and $11.9 billion, respectively.

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

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles(e)	Total
September 30, 2023
Assets:
Bonds available for sale	$—	$141	$141
Other bond securities	2	—	2
Equity securities	7	—	7
Mortgage and other loans receivable	—	2,081	2,081
Other invested assets
Alternative investments(a)	2,849	—	2,849
Investment real estate	1,414	—	1,414
Short-term investments	134	30	164
Cash	54	—	54
Accrued investment income	—	6	6
Other assets	80	4	84
Total(b)	$4,540	$2,262	$6,802
Liabilities:
Debt of consolidated investment entities	$1,163	$1,120	$2,283
Other(c)	70	4	74
Total	$1,233	$1,124	$2,357

AIG | Third Quarter 2023 Form 10-Q	57

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Variable Interest Entities

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles(e)	Total
December 31, 2022
Assets:
Bonds available for sale	$—	$3,672	$3,672
Equity securities	51	—	51
Mortgage and other loans receivable	—	2,221	2,221
Other invested assets
Alternative investments(a)	2,842	—	2,842
Investment real estate	1,731	—	1,731
Short-term investments	191	281	472
Cash	71	—	71
Accrued investment income	—	9	9
Other assets	102	70	172
Total(b)	$4,988	$6,253	$11,241
Liabilities:
Debt of consolidated investment entities	$1,358	$4,336	$5,694
Other(c)	85	47	132
Total	$1,443	$4,383	$5,826
(a)Comprised primarily of investments in real estate joint ventures at September 30, 2023 and December 31, 2022.
(b)The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)Comprised primarily of Other liabilities at September 30, 2023 and December 31, 2022.
(d)At September 30, 2023 and December 31, 2022, off-balance sheet exposure primarily consisting of our insurance companies’ commitments to real estate and investment entities were $1.9 billion and $2.1 billion, respectively, of which commitments to external parties were $0.4 billion and $0.6 billion, respectively.
(e)During the nine months ended September 30, 2023, as part of the sale of AIG Credit Management, LLC, certain consolidated investment entities were deconsolidated. The impact of the deconsolidation was a decrease of $3.6 billion in assets and $3.1 billion in liabilities, resulting in a pre-tax loss of $14 million.
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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(c)	Off-Balance Sheet		Total
September 30, 2023
Real estate and investment entities(a)	$512,969	$9,158	$3,724	(d)	$12,882
Other(b)	1,027	58	748	(e)	806
Total	$513,996	$9,216	$4,472		$13,688
December 31, 2022
Real estate and investment entities(a)	$504,219	$9,145	$3,938	(d)	$13,083
Other(b)	1,302	247	747	(e)	994
Total	$505,521	$9,392	$4,685		$14,077
(a)Comprised primarily of hedge funds and private equity funds.
(b)At September 30, 2023 and December 31, 2022, excludes approximately $1,935 million and $2,057 million, respectively, of VIE assets related to AIGFP and its consolidated subsidiaries, with maximum off-balance sheet exposure to loss of $1,907 million and $2,033 million, respectively. For additional information, see Note 1.
(c)At September 30, 2023 and December 31, 2022, $9.1 billion and $9.3 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.
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
For additional information on VIEs, see Note 9 to the Consolidated Financial Statements in the 2022 Annual Report.

58	AIG | Third Quarter 2023 Form 10-Q

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
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2023				December 31, 2022
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$179	$191	$3,104	$78	$251	$355	$1,688	$66
Foreign exchange contracts	6,115	525	1,630	235	4,543	642	4,899	317
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	36,494	3,057	35,271	5,096	39,833	3,367	34,128	4,772
Foreign exchange contracts	16,539	1,255	5,139	416	8,626	1,202	10,397	821
Equity contracts	42,372	1,422	23,162	853	31,264	428	4,740	26
Commodity contracts	—	—	—	—	212	9	20	—
Credit contracts(b)	1,806	33	536	38	1,808	32	933	41
Other contracts(c)	45,311	16	—	—	47,184	14	—	—
Total derivatives, gross	$148,816	$6,499	$68,842	$6,716	$133,721	$6,049	$56,805	$6,043
Counterparty netting(d)		(3,985)		(3,985)		(3,895)		(3,895)
Cash collateral(e)		(2,141)		(2,472)		(1,640)		(1,917)
Total derivatives on Condensed Consolidated Balance Sheets(f)		$373		$259		$514		$231
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)As of September 30, 2023 and December 31, 2022, included CDSs on super senior multi-sector CLO with a net notional amount of $51 million and $79 million (fair value liability of $33 million and $32 million, respectively). The net notional amount represents the maximum exposure to loss on the portfolio.
(c)Consists primarily of stable value wraps and contracts with multiple underlying exposures.
(d)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(e)Represents cash collateral posted and received that is eligible for netting.
(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was $3.4 billion at September 30, 2023 and $2.2 billion at December 31, 2022. Fair value of liabilities related to bifurcated embedded derivatives was $6.4 billion and $5.4 billion, respectively, at September 30, 2023 and December 31, 2022. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life products, which include equity and interest rate components, and the funds withheld arrangement with Fortitude Re. For additional information, see Note 8.

AIG | Third Quarter 2023 Form 10-Q	59

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
Collateral posted by us to third parties for derivative transactions was $3.4 billion and $2.9 billion at September 30, 2023 and December 31, 2022, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $2.6 billion and $2.0 billion at September 30, 2023 and December 31, 2022, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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
We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three and nine months ended September 30, 2023, we recognized gains (losses) of $41 million and $8 million, respectively, and for the three and nine months ended September 30, 2022, we recognized gains (losses) of $137 million and $444 million, respectively, included in Change in foreign currency translation adjustments in OCI related to the net investment hedge relationships.
A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

60	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Derivatives and Hedge Accounting

The following table presents the gain (loss) recognized in income on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Income for:
(in millions)	Hedging Derivatives(a)	Excluded Components(b)	Hedged Items	Net Impact
Three Months Ended September 30, 2023
Interest rate contracts:
Interest credited to policyholder account balances	$(48)	$—	$53	$5
Foreign exchange contracts:
Net realized gains/(losses)	231	(129)	(231)	(129)
Three Months Ended September 30, 2022
Interest rate contracts:
Interest credited to policyholder account balances	$(62)	$—	$62	$—
Net investment income	25	—	(24)	1
Foreign exchange contracts:
Net realized gains/(losses)	455	122	(455)	122
Nine Months Ended September 30, 2023
Interest rate contracts:
Interest credited to policyholder account balances	$(12)	$1	$3	$(8)
Foreign exchange contracts:
Net realized gains/(losses)	(213)	68	213	68
Nine Months Ended September 30, 2022
Interest rate contracts:
Interest credited to policyholder account balances	$(90)	$—	$93	$3
Net investment income	26	—	(25)	1
Foreign exchange contracts:
Net realized gains/(losses)	889	262	(889)	262
(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in income on a mark-to-market basis.

AIG | Third Quarter 2023 Form 10-Q	61

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Derivatives and Hedge Accounting

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
By Derivative Type:
Interest rate contracts	$(666)	$(528)	$(750)	$(2,010)
Foreign exchange contracts	280	1,010	(41)	1,976
Equity contracts	(438)	19	(513)	(107)
Commodity contracts	(1)	4	7	(3)
Credit contracts	—	(3)	(1)	(4)
Other contracts	16	42	49	73
Embedded derivatives	1,855	2,033	51	9,345
Total	$1,046	$2,577	$(1,198)	$9,270
By Classification:
Policy fees	$17	$17	$50	$47
Net investment income - excluding Fortitude Re funds withheld assets	—	8	—	10
Net investment income - Fortitude Re funds withheld assets	1	—	(1)	—
Net realized gains (losses) - excluding Fortitude Re funds withheld assets	507	1,098	(4)	2,364
Net realized gains (losses) on Fortitude Re funds withheld assets(a)	988	1,744	(46)	7,830
Policyholder benefits and claims incurred	(5)	(5)	(5)	(19)
Change in the fair value of market risk benefits, net(b)	(462)	(285)	(1,192)	(962)
Total	$1,046	$2,577	$(1,198)	$9,270
(a)Includes over-the-counter derivatives supporting the funds withheld arrangements with Fortitude Re and the embedded derivative contained within the funds withheld payable with Fortitude Re.
(b)This represents activity related to derivatives that economically hedged changes in the fair value of certain market risk benefits.
CREDIT RISK-RELATED CONTINGENT FEATURES
We estimate that at September 30, 2023, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $6 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $33 million and $32 million at September 30, 2023 and December 31, 2022, respectively. The aggregate fair value of assets posted as collateral under these contracts at September 30, 2023 and December 31, 2022, was approximately $33 million and $34 million, respectively.
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
We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair value of these hybrid securities was under $1 million at both September 30, 2023 and December 31, 2022, respectively. These securities have par amounts of $42 million and $42 million at September 30, 2023 and December 31, 2022, respectively, and have remaining stated maturity dates that extend to 2052.

62	AIG | Third Quarter 2023 Form 10-Q

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
Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.8 billion and $12.1 billion at September 30, 2023 and December 31, 2022, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At September 30, 2023 and December 31, 2022 we held collateral of approximately $8.8 billion and $8.6 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both September 30, 2023 and December 31, 2022.
The following table presents the rollforward of activity in loss reserves:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Liability for unpaid loss and loss adjustment expenses, beginning of period	$70,284	$76,739	$75,167	$79,026
Reinsurance recoverable	(30,226)	(33,583)	(32,102)	(35,213)
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	40,058	43,156	43,065	43,813
Losses and loss adjustment expenses incurred:
Current year	3,922	4,373	11,651	12,020
Prior years, excluding discount and amortization of deferred gain	(246)	(112)	(380)	(537)
Prior years, discount charge (benefit)	52	36	200	78
Prior years, amortization of deferred gain on retroactive reinsurance(a)	27	(23)	(58)	(37)
Total losses and loss adjustment expenses incurred	3,755	4,274	11,413	11,524
Losses and loss adjustment expenses paid:
Current year	(1,190)	(1,132)	(2,360)	(2,289)
Prior years	(2,561)	(2,673)	(9,104)	(8,844)
Total losses and loss adjustment expenses paid	(3,751)	(3,805)	(11,464)	(11,133)
Other changes:
Foreign exchange effect	(583)	(1,031)	(211)	(1,827)
Losses and loss adjustment expenses recognized within gain on divestitures	316	—	316	—
Retroactive reinsurance adjustment (net of discount)(b)	121	101	180	318
Reclassified to held for sale, net of reinsurance recoverables	(159)	—	(3,542)	—
Total other changes	(305)	(930)	(3,257)	(1,509)
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	39,757	42,695	39,757	42,695
Reinsurance recoverable(c)	30,066	32,824	30,066	32,824
Total	$69,823	$75,519	$69,823	$75,519

AIG | Third Quarter 2023 Form 10-Q	63

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

(a)Includes $9 million and $5 million for the retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), covering U.S. asbestos exposures for the three months ended September 30, 2023 and 2022, respectively, and $22 million and $15 million for the nine months ended September 30, 2023 and 2022, respectively.
(b)Includes benefit (charge) from change in discount on retroactive reinsurance in the amount of $24 million and $17 million for the three months ended September 30, 2023 and 2022 respectively, and $120 million and $74 million for the nine months ended September 30, 2023 and 2022, respectively.
(c)Excludes $1.5 billion of Reinsurance recoverable reclassified to Assets held for sale on the Condensed Consolidated Balance Sheets at September 30, 2023.
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
Prior Year Development
During the three months ended September 30, 2023, we recognized favorable prior year loss reserve development of $246 million excluding discount and amortization of deferred gain. The development in this period was largely driven by favorable development on our U.S. Workers' Compensation business, International Financial Lines in all regions except UK, which was adverse, and Japan Personal Insurance partially offset by unfavorable development on UK/Europe Casualty. During the nine months ended September 30, 2023, we recognized favorable prior year loss reserve development of $380 million excluding discount and amortization of deferred gain. The development in this period was largely driven by favorable development on our U.S. Workers' Compensation business, U.S. Other Casualty and Other Product Lines, partially offset by unfavorable development on UK/Europe Casualty and UK Financial Lines.
During the three months ended September 30, 2022, we recognized favorable prior year loss reserve development of $112 million excluding discount and amortization of deferred gain. During the nine months ended September 30, 2022, we recognized favorable prior year loss reserve development of $537 million excluding discount and amortization of deferred gain. The development in these periods was primarily driven by favorable development on U.S. Workers' Compensation, U.S. Other Casualty, Global Specialty and International Personal Lines led by Japan, with unfavorable development in Financial Lines (U.S. and International) and International Casualty Lines.
Discounting of Loss Reserves
At September 30, 2023 and December 31, 2022, the loss reserves reflect a net loss reserve discount of $1.3 billion and $1.3 billion, respectively, including tabular and non-tabular calculations based upon the following assumptions:
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
At September 30, 2023 and December 31, 2022, the discount consists of $316 million and $314 million of tabular discount, respectively, and $997 million and $964 million of non-tabular discount for workers’ compensation, respectively. During the nine months ended September 30, 2023 and 2022, the benefit / (charge) from changes in discount of $(85) million and $(4) million, respectively, were recorded as part of Policyholder benefits and losses incurred in the Condensed Consolidated Statements of Income (Loss).

64	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

The following table presents the components of the loss reserve discount discussed above:

(in millions)	September 30, 2023	December 31, 2022
U.S. workers' compensation	$2,447	$2,532
Retroactive reinsurance	(1,134)	(1,254)
Total reserve discount(a)(b)	$1,313	$1,278
(a)Excludes $150 million and $135 million of discount related to certain long-tail liabilities in the UK at September 30, 2023 and December 31, 2022, respectively.
(b)Includes gross discount of $740 million and $763 million, which was 100 percent ceded to Fortitude Re at September 30, 2023 and December 31, 2022, respectively.
The following table presents the net loss reserve discount benefit (charge):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Current accident year	$47	$26	$115	$74
Accretion and other adjustments to prior year discount	(52)	(36)	(200)	(78)
Net reserve discount benefit (charge)	(5)	(10)	(85)	(4)
Change in discount on loss reserves ceded under retroactive reinsurance	24	17	120	74
Net change in total reserve discount*	$19	$7	$35	$70
*Excludes $7 million and $20 million discount related to certain long-tail liabilities in the UK for the three months ended September 30, 2023 and 2022, respectively, and excludes $15 million and $15 million discount related to certain long-tail liabilities in the UK for the nine months ended September 30, 2023 and 2022, respectively.
Amortization of Deferred Gain on Retroactive Reinsurance
Amortization of the deferred gain on retroactive reinsurance includes $(36) million and $18 million related to the adverse development reinsurance cover with NICO for the three months ended September 30, 2023 and 2022, respectively, and $36 million and $22 million related to the adverse development reinsurance cover with NICO for the nine months ended September 30, 2023 and 2022, respectively.
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

AIG | Third Quarter 2023 Form 10-Q	65

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

66	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

The following tables present the balances and changes in the liability for future policy benefits and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets:

Nine Months Ended September 30, 2023	General Insurance	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(f)	Total
(in millions, except for liability durations)
Present value of expected net premiums
Balance, beginning of year	$1,929	$—	$—	$11,654	$—	$991	$14,574
Effect of changes in discount rate assumptions (AOCI)	262	—	—	1,872	—	66	2,200
Beginning balance at original discount rate	2,191	—	—	13,526	—	1,057	16,774
Effect of changes in cash flow assumptions	—	—	—	34	—	21	55
Effect of actual variances from expected experience	(44)	—	—	36	—	16	8
Adjusted beginning of year balance	2,147	—	—	13,596	—	1,094	16,837
Issuances	100	—	—	986	—	—	1,086
Interest accrual	22	—	—	325	—	34	381
Net premium collected	(160)	—	—	(1,093)	—	(90)	(1,343)
Foreign exchange impact	(62)	—	—	44	—	—	(18)
Other	(63)	—	—	11	—	(3)	(55)
Ending balance at original discount rate	1,984	—	—	13,869	—	1,035	16,888
Effect of changes in discount rate assumptions (AOCI)	(354)	—	—	(2,199)	—	(95)	(2,648)
Reclassified to Liabilities held for sale	—	—	—	(3,784)	—	—	(3,784)
Balance, end of period	$1,630	$—	$—	$7,886	$—	$940	$10,456

Present value of expected future policy benefits
Balance, beginning of year	$2,380	$1,223	$211	$21,179	$12,464	$20,429	$57,886
Effect of changes in discount rate assumptions (AOCI)	362	167	2	3,424	2,634	1,083	7,672
Beginning balance at original discount rate	2,742	1,390	213	24,603	15,098	21,512	65,558
Effect of changes in cash flow assumptions(a)	—	—	—	62	—	76	138
Effect of actual variances from expected experience(a)	(43)	(1)	(1)	85	21	(10)	51
Adjusted beginning of year balance	2,699	1,389	212	24,750	15,119	21,578	65,747
Issuances	104	141	16	978	3,503	4	4,746
Interest accrual	27	38	8	679	478	770	2,000
Benefit payments	(153)	(95)	(20)	(1,461)	(810)	(1,121)	(3,660)
Foreign exchange impact	(93)	—	—	54	48	—	9
Other	(74)	—	—	8	—	(18)	(84)
Ending balance at original discount rate	2,510	1,473	216	25,008	18,338	21,213	68,758
Effect of changes in discount rate assumptions (AOCI)	(461)	(217)	(9)	(4,397)	(3,512)	(2,214)	(10,810)
Reclassified to Liabilities held for sale	—	—	—	(4,352)	—	—	(4,352)
Balance, end of period	$2,049	$1,256	$207	$16,259	$14,826	$18,999	$53,596
Net liability for future policy benefits, end of period	$419	$1,256	$207	$8,373	$14,826	$18,059	$43,140
Liability for future policy benefits for certain participating contracts							1,321
Liability for universal life policies with secondary guarantees and similar features(b)							3,278
Deferred profit liability							2,401
Other reconciling items(c)							1,526
Future policy benefits for life and accident and health insurance contracts							51,666
Less: Reinsurance recoverable							(21,833)
Net liability for future policy benefits after reinsurance recoverable							$29,833

Weighted average liability duration of the liability for future policy benefits(d)(e)	9.5	7.4	6.6	11.9	10.9	10.8

AIG | Third Quarter 2023 Form 10-Q	67

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

Nine Months Ended September 30, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(f)	Total
(in millions, except for liability durations)
Present value of expected net premiums
Balance, beginning of year	$—	$—	$14,369	$—	$1,274	$15,643
Effect of changes in discount rate assumptions (AOCI)	—	—	(706)	—	(150)	(856)
Beginning balance at original discount rate	—	—	13,663	—	1,124	14,787
Effect of changes in cash flow assumptions	—	—	123	—	—	123
Effect of actual variances from expected experience	—	—	(19)	—	5	(14)
Adjusted beginning of year balance	—	—	13,767	—	1,129	14,896
Issuances	—	—	1,050	—	—	1,050
Interest accrual	—	—	297	—	37	334
Net premium collected	—	—	(1,060)	—	(93)	(1,153)
Foreign exchange impact	—	—	(854)	—	—	(854)
Other	—	—	(1)	—	—	(1)
Ending balance at original discount rate	—	—	13,199	—	1,073	14,272
Effect of changes in discount rate assumptions (AOCI)	—	—	(2,111)	—	(80)	(2,191)
Balance, end of period	$—	$—	$11,088	$—	$993	$12,081

Present value of expected future policy benefits
Balance, beginning of year	$1,373	$264	$27,442	$13,890	$27,674	$70,643
Effect of changes in discount rate assumptions (AOCI)	(95)	(46)	(2,717)	(870)	(5,673)	(9,401)
Beginning balance at original discount rate	1,278	218	24,725	13,020	22,001	61,242
Effect of changes in cash flow assumptions(a)	—	—	140	(6)	—	134
Effect of actual variances from expected experience(a)	(16)	(2)	(24)	(11)	(24)	(77)
Adjusted beginning of year balance	1,262	216	24,841	13,003	21,977	61,299
Issuances	156	9	1,055	1,507	8	2,735
Interest accrual	31	7	657	333	787	1,815
Benefit payments	(86)	(18)	(1,317)	(602)	(1,118)	(3,141)
Foreign exchange impact	—	—	(1,093)	(555)	—	(1,648)
Other	—	—	(2)	—	(11)	(13)
Ending balance at original discount rate	1,363	214	24,141	13,686	21,643	61,047
Effect of changes in discount rate assumptions (AOCI)	(188)	(4)	(3,844)	(2,786)	(1,546)	(8,368)
Balance, end of period	$1,175	$210	$20,297	$10,900	$20,097	$52,679
Net liability for future policy benefits, end of period	$1,175	$210	$9,209	$10,900	$19,104	$40,598
Liability for future policy benefits for certain participating contracts						1,363
Liability for universal life policies with secondary guarantees and similar features(b)						3,232
Deferred profit liability						2,164
Other reconciling items(c)						1,980
Future policy benefits for life and accident and health insurance contracts						49,337
Less: Reinsurance recoverable						(24,307)
Net liability for future policy benefits after reinsurance recoverable						$25,030

Weighted average liability duration of the liability for future policy benefits(d)	7.4	6.8	11.9	10.1	11.2
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
(e)Includes balances that were reclassified to Liabilities held for sale in the Condensed Consolidated Balance sheets. For additional information, see Note 4.
(f)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
For the nine months ended September 30, 2023 and 2022 in the traditional and term life insurance block, capping of net premium ratios at 100 percent caused a (credit)/charge to net income of $(1) million and $11 million, respectively. The discount rate was updated based on market observable information. Relative to the prior period, the increase in upper-medium-grade fixed income yields resulted in a decrease in the liability for future policy benefits.

68	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

The following table presents the amount of undiscounted expected future benefit payments and undiscounted and discounted expected gross premiums for future policy benefits for nonparticipating contracts:

Nine Months Ended September 30,
(in millions)		2023	2022
General Insurance	Undiscounted expected future benefits and expense	$3,099	$3,141
	Undiscounted expected future gross premiums	4,275	4,112
	Discounted expected future gross premiums (at current discount rate)	2,963	3,188
Individual Retirement	Undiscounted expected future benefits and expense	$2,119	$1,889
	Undiscounted expected future gross premiums	—	—
	Discounted expected future gross premiums (at current discount rate)	—	—
Group Retirement	Undiscounted expected future benefits and expense	$315	$324
	Undiscounted expected future gross premiums	—	—
	Discounted expected future gross premiums (at current discount rate)	—	—
Life Insurance(a)	Undiscounted expected future benefits and expense	$39,763	$38,238
	Undiscounted expected future gross premiums	29,789	28,584
	Discounted expected future gross premiums (at current discount rate)	18,596	17,965
Institutional Markets	Undiscounted expected future benefits and expense	$33,025	$21,866
	Undiscounted expected future gross premiums	—	—
	Discounted expected future gross premiums (at current discount rate)	—	—
Other(b)	Undiscounted expected future benefits and expense	$43,250	$44,919
	Undiscounted expected future gross premiums	2,141	2,305
	Discounted expected future gross premiums (at current discount rate)	1,372	1,481
(a)Includes balances reclassified to Liabilities held for sale at September 30, 2023.
(b)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for future policy benefits for nonparticipating contracts:

Nine Months Ended September 30,	Gross Premiums		Interest Accretion
(in millions)	2023	2022	2023	2022
General Insurance	$338	$345	$5	$4
Individual Retirement	164	160	38	31
Group Retirement	16	16	8	7
Life Insurance	1,781	1,751	354	360
Institutional Markets	3,709	1,558	478	333
Other*	161	168	736	750
Total	$6,169	$3,998	$1,619	$1,485
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

Nine Months Ended September 30, 2023	General Insurance	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(b)

Weighted-average interest rate, original discount rate(a)	1.84%	3.75%	5.15%	4.14%	3.97%	4.87%
Weighted-average interest rate, current discount rate(a)	3.92%	5.92%	5.90%	5.92%	5.87%	5.94%

Nine Months Ended September 30, 2022
Weighted-average interest rate, original discount rate	1.70%	3.42%	5.20%	4.13%	3.41%	4.89%
Weighted-average interest rate, current discount rate	2.85%	5.52%	5.50%	5.56%	5.56%	5.57%
(a)Weighted-average interest rates for Life Insurance include balances that have been reclassified to Liabilities held-for-sale at September 30, 2023.
(b)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.

AIG | Third Quarter 2023 Form 10-Q	69

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

Actuarial Assumption Updates for Liability for Future Policy Benefits
In 2023, the life insurance companies recognized an unfavorable impact to net income due to other refinements on Life products offset in part by mortality assumption updates. In 2022, the life insurance companies recognized a favorable impact to net income (mostly offset by corresponding DPL adjustment) due to updates to mortality and retirement assumptions on certain pension risk transfer products.
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

70	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

The following table presents the transition rollforward of the additional liabilities:

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(c)	Total
(in millions)
Pre-adoption December 31, 2020 additional liabilities	$1,423	$221	$5,117	$—	$55	$6,816
Adjustment for the reclassification of additional liabilities from Future policy benefits to Market risk benefits(a)	(907)	(132)	—	—	—	(1,039)
Adjustment for removal of related balances in Accumulated other comprehensive income (loss) originating from unrealized gains (losses)(b)	(516)	(89)	—	—	—	(605)
Post-adoption January 1, 2021 additional liabilities	$—	$—	$5,117	$—	$55	$5,172
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
The following table presents the balances and changes in the liability for universal life policies with secondary guarantees and similar features:

Nine Months Ended September 30,	2023			2022
(in millions, except duration of liability)	Life Insurance	Other(b)	Total	Life Insurance	Other(b)	Total
Balance, beginning of year	$3,300	$55	$3,355	$4,952	$55	$5,007
Effect of changes in assumptions	(41)	—	(41)	(24)	—	(24)
Effect of changes in experience	174	(3)	171	245	(3)	242
Adjusted beginning balance	3,433	52	3,485	5,173	52	5,225
Assessments	518	1	519	528	1	529
Excess benefits paid	(681)	—	(681)	(697)	—	(697)
Interest accrual	95	2	97	94	2	96
Other	20	—	20	(14)	—	(14)
Changes related to unrealized appreciation (depreciation) of investments	(162)	—	(162)	(1,907)	—	(1,907)
Balance, end of period	3,223	55	3,278	3,177	55	3,232
Less: Reinsurance recoverable	(162)	—	(162)	(214)	—	(214)
Balance, end of period net of Reinsurance recoverable	$3,061	$55	$3,116	$2,963	$55	$3,018

Weighted average duration of liability(a)	25.4	9.3		26.8	9.6
(a)The weighted average duration of liabilities is calculated as the modified duration using projected future net liability cashflows that are aggregated at the segment level, utilizing the segment level weighted average interest rates, which can be found in the table below.
(b)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.

AIG | Third Quarter 2023 Form 10-Q	71

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for the liability for universal life policies with secondary guarantees and similar features:

Nine Months Ended September 30,	Gross Assessments		Interest Accretion
(in millions)	2023	2022	2023	2022
Life Insurance	$855	$922	$95	$94
Other*	31	29	2	2
Total	$886	$951	$97	$96
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The following table presents the calculation of weighted average interest rate for the liability for universal life policies with secondary guarantees and similar features:

Nine Months Ended September 30,	2023		2022
	Life Insurance	Other*	Life Insurance	Other*
Weighted-average interest rate	3.94%	4.20%	3.75%	4.20%
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.
The following table presents details concerning our universal life policies with secondary guarantees and similar features:

Nine Months Ended September 30,
(dollars in millions)	2023	2022
Account value	$3,654	$3,462
Net amount at risk	$71,497	$68,350
Average attained age of contract holders	53	53
Actuarial Assumption Updates for Liability for Universal Life Policies With Secondary Guarantees And Similar Features
In 2023, the life insurance companies recognized a favorable impact to net income due to updates to the portfolio yield assumption and refinements to the modeling for universal life with secondary guarantees and similar features, partially offset by updated premium assumptions. In 2022, the life insurance companies recognized a favorable impact to net income due to modeling refinements to reflect actual versus expected asset data related to calls and capital gains.
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

72	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

The following table presents the transition rollforward of Policyholder contract deposits account balances(a):

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(b)	Total
(in millions)
Pre-adoption December 31, 2020 Policyholder contract deposits	$84,874	$43,805	$10,286	$11,559	$4,145	$154,669
Adjustment for the reclassification of the embedded derivative liability to market risk benefits, net of the host adjustment(s)	(5,671)	(576)	—	—	—	(6,247)
Post-adoption January 1, 2021 Policyholder contract deposits	$79,203	$43,229	$10,286	$11,559	$4,145	$148,422
(a)Excludes Other Operations of $(199) million.
(b)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The following table presents the balances and changes in Policyholder contract deposits account balances(a):

Nine Months Ended September 30, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(d)	Total
(in millions, except for average crediting rate)
Policyholder contract deposits account balance, beginning of year	$89,554	$43,395	$10,224	$11,734	$3,587	$158,494
Deposits	12,885	3,943	1,211	3,707	34	21,780
Policy charges	(661)	(359)	(1,143)	(50)	(47)	(2,260)
Surrenders and withdrawals	(10,310)	(6,010)	(194)	(502)	(65)	(17,081)
Benefit payments	(2,984)	(1,801)	(222)	(1,355)	(233)	(6,595)
Net transfers from (to) separate account	2,577	1,896	1	565	—	5,039
Interest credited	1,482	843	297	353	127	3,102
Other	(7)	6	16	(9)	(11)	(5)
Policyholder contract deposits account balance, end of period	92,536	41,913	10,190	14,443	3,392	162,474
Other reconciling items(b)	(2,280)	(327)	11	(20)	(121)	(2,737)
Policyholder contract deposits	$90,256	$41,586	$10,201	$14,423	$3,271	$159,737

Weighted average crediting rate	2.65%	2.88%	4.37%	3.66%	4.99%
Cash surrender value(c)	$85,644	$40,928	$9,008	$2,577	$1,732	$139,889

Nine Months Ended September 30, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(d)	Total
(in millions, except for average crediting rate)
Policyholder contract deposits account balance, beginning of year	$84,097	$43,902	$10,183	$10,804	$3,823	$152,809
Deposits	11,359	3,599	1,252	1,296	36	17,542
Policy charges	(631)	(356)	(1,175)	(52)	(49)	(2,263)
Surrenders and withdrawals	(6,232)	(4,146)	(162)	(44)	(48)	(10,632)
Benefit payments	(2,872)	(1,634)	(164)	(593)	(273)	(5,536)
Net transfers from (to) separate account	1,606	1,659	(1)	26	—	3,290
Interest credited	1,242	825	286	207	134	2,694
Other	3	1	(10)	(48)	8	(46)
Policyholder contract deposits account balance, end of period	88,572	43,850	10,209	11,596	3,631	157,858
Other reconciling items(b)	(2,372)	(356)	(125)	(33)	(120)	(3,006)
Policyholder contract deposits	$86,200	$43,494	$10,084	$11,563	$3,511	$154,852

Weighted average crediting rate	2.40%	2.74%	4.28%	2.49%	4.91%
Cash surrender value(c)	$82,151	$42,970	$8,948	$2,532	$1,824	$138,425
(a)Transactions between the general account and the separate account are presented in this table on a gross basis (e.g., a policyholder's funds are initially deposited into the general account and then simultaneously transferred to the separate account), thus, did not impact the ending balance of policyholder contract deposits.
(b)Includes MRBs that are bifurcated and reported separately, net of embedded derivatives recorded in Policyholder contract deposits. Other also includes amounts related to Other Operations of $(121) million and $(122) million at September 30, 2023 and 2022, respectively.
(c)Cash surrender value is related to the portion of policyholder contract deposits that have a defined cash surrender value (e.g. GICs, do not have a cash surrender value).
(d)Primarily represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
For information related to net amount at risk, refer to the table that presents the balances of and changes in MRBs in Note 13.

AIG | Third Quarter 2023 Form 10-Q	73

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

The following table presents Policyholder contract deposits account balance by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

September 30, 2023	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$6,741	$2,234	$24,455	$33,430
> 1% - 2%	3,940	22	1,909	5,871
> 2% - 3%	8,401	11	822	9,234
> 3% - 4%	6,864	37	6	6,907
> 4% - 5%	439	—	4	443
> 5%	32	—	3	35
Total	$26,417	$2,304	$27,199	$55,920
Group Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$2,197	$2,467	$6,304	$10,968
> 1% - 2%	3,874	1,347	667	5,888
> 2% - 3%	12,700	159	93	12,952
> 3% - 4%	641	—	—	641
> 4% - 5%	6,773	—	—	6,773
> 5%	150	—	—	150
Total	$26,335	$3,973	$7,064	$37,372
Life Insurance	Range of Guaranteed Minimum Credited Rate
<=1%	$—	$—	$—	$—
> 1% - 2%	—	131	347	478
> 2% - 3%	9	866	1,078	1,953
> 3% - 4%	1,178	499	26	1,703
> 4% - 5%	2,879	—	—	2,879
> 5%	218	—	—	218
Total	$4,284	$1,496	$1,451	$7,231
Total*	$57,036	$7,773	$35,714	$100,523
Percentage of total	56%	8%	36%	100%

74	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

September 30, 2022	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$9,822	$1,656	$20,778	$32,256
> 1% - 2%	4,261	24	1,960	6,245
> 2% - 3%	9,790	—	17	9,807
> 3% - 4%	7,805	40	6	7,851
> 4% - 5%	464	—	5	469
> 5%	33	—	4	37
Total	$32,175	$1,720	$22,770	$56,665
Group Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$3,726	$1,614	$5,178	$10,518
> 1% - 2%	6,024	437	23	6,484
> 2% - 3%	14,448	—	—	14,448
> 3% - 4%	690	—	—	690
> 4% - 5%	6,943	—	—	6,943
> 5%	159	—	—	159
Total	$31,990	$2,051	$5,201	$39,242
Life Insurance	Range of Guaranteed Minimum Credited Rate
<=1%	$—	$—	$—	$—
> 1% - 2%	106	24	353	483
> 2% - 3%	235	635	1,112	1,982
> 3% - 4%	1,374	183	192	1,749
> 4% - 5%	2,998	—	—	2,998
> 5%	224	—	—	224
Total	$4,937	$842	$1,657	$7,436
Total*	$69,102	$4,613	$29,628	$103,343
Percentage of total	67%	4%	29%	100%
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
The following table presents the transition rollforward of URR:

	Life Insurance	Institutional Markets	Other*	Total
(in millions)
Pre-adoption December 31, 2020 URR balance	$1,413	$2	$132	$1,547
Adjustment for the removal of related balances in Accumulated other comprehensive income (loss) originating from unrealized gains (losses)	248	—	—	248
Post-adoption January 1, 2021 URR balance	$1,661	$2	$132	$1,795
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re. Other policyholder funds, excluding URR, totaled $2.0 billion.

AIG | Third Quarter 2023 Form 10-Q	75

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
The following table presents a rollforward of URR:

Nine Months Ended September 30, 2023	Life Insurance	Institutional Markets	Other*	Total
(in millions)
Balance, beginning of year	$1,727	$2	$105	$1,834
Revenue deferred	114	—	—	114
Amortization	(83)	(1)	(8)	(92)
Balance, end of period	$1,758	$1	$97	$1,856

Nine Months Ended September 30, 2022	Life Insurance	Institutional Markets	Other*	Total
(in millions)
Balance, beginning of year	$1,693	$2	$116	$1,811
Revenue deferred	106	—	—	106
Amortization	(82)	—	(8)	(90)
Balance, end of period	$1,717	$2	$108	$1,827
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re. At September 30, 2023 and 2022, Other policyholder funds, excluding URR, totaled $1.5 billion and $1.6 billion, respectively.

13. Market Risk Benefits
MRBs are defined as contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose AIG to other-than nominal capital market risk. The MRB represents an amount that a policyholder receives in addition to the account balance upon the occurrence of a specific event or circumstance, such as death, annuitization, or periodic withdrawal that involves protection from other-than-nominal capital market risk. Certain contract features, such as GMWBs, GMDBs and guaranteed minimum income benefits (GMIBs) commonly found in variable, fixed index and fixed annuities, are MRBs. MRBs are assessed at contract inception using a non-option method involving attributed fees that results in an initial fair value of zero or an option method that results in a fair value greater than zero.
MRBs are recorded at fair value, and AIG applies a non-option attributed fee valuation method for variable annuity products, and an option-based valuation method (host offset) for both fixed index and fixed products. Under the non-option valuation method, the attributed fee is determined at contract inception; it cannot exceed the total contract fees and assessments collectible from the contract holder and cannot be less than zero. Investment margin is excluded from the attributed fee determination. Under the option-based valuation method, an offset to the host amount related to the MRB amount is established at inception. Changes in the fair value of MRBs are recorded in net income in Changes in the fair value of market risk benefits, net except for the portion of the fair value change attributable to our own credit risk, which is recognized in OCI. MRBs are derecognized when the underlying contract is surrendered, a GMDB is incurred, a GMIB is annuitized, or when the account value is exhausted on a policy with a GMWB. Generally when a policyholder elects to annuitize a GMIB rider or the account value on a policy with a GMWB rider is reduced to zero, the policy is converted to a payout annuity automatically. When a conversion occurs, the policyholder is issued a new payout annuity contract. At this point, the MRB is derecognized and a LFPB is established for the payout annuity.
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
Changes in the fair value of MRBs, net represents changes in the fair value of market risk benefit liabilities and assets (with the exception of our own credit risk changes), and includes attributed rider fees and benefits, net of changes in the fair value of derivative instruments and fixed maturity securities that are used to economically hedge market risk from the variable annuity GMWB riders.

76	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 13. Market Risk Benefits

The following table presents the transition rollforward of MRBs:

	Individual Retirement	Group Retirement	Total
(in millions)
Pre-adoption December 31, 2020 carrying amount for features now classified as MRBs	$—	$—	$—
Adjustment for the reclassification of the embedded derivative liability from policyholder contract deposits, net of the host adjustment(s)(a)	5,671	576	6,247
Adjustment for the reclassification of additional liabilities from Future policy benefits(b)	1,388	221	1,609
Adjustments for the cumulative effect of the changes to our own credit risk between the original contract issuance date and the Transition Date(c)	2,140	187	2,327
Adjustment for the removal of related balances in Accumulated other comprehensive income (loss) originating from unrealized gains (losses)(d)	(516)	(89)	(605)
Adjustment for the remaining difference (exclusive of our own credit risk change and host contract adjustments) between previous carrying amount and fair value measurement for the MRB(e)	(1,084)	(93)	(1,177)
Post-adoption January 1, 2021 carrying amount for features now classified as MRBs	$7,599	$802	$8,401
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
The following is a reconciliation of MRBs by amounts in an asset position and in liability position to the MRB amounts in the Condensed Consolidated Balance Sheets at transition:

	Individual Retirement	Group Retirement	Total
(in millions)
Market risk benefit in an asset position	$176	$—	$176
Reinsured market risk benefit	162	—	162
Market risk benefit assets, at fair value	338	—	338
Market risk benefit liabilities, at fair value	7,937	802	8,739
Market risk benefit, net, January 1, 2021	$7,599	$802	$8,401
The following table presents the balances of and changes in market risk benefits:

Nine Months Ended September 30, 2023	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Balance, beginning of year	$3,738	$296	$4,034
Effect of changes in our own credit risk	(441)	(24)	(465)
Balance, beginning of year, before effect of changes in our own credit risk	$3,297	$272	$3,569
Issuances	527	28	555
Interest accrual	122	12	134
Attributed fees	636	49	685
Expected claims	(68)	(2)	(70)
Effect of changes in interest rates	(1,223)	(99)	(1,322)
Effect of changes in interest rate volatility	(7)	2	(5)
Effect of changes in equity markets	(591)	(61)	(652)
Effect of changes in equity index volatility	(27)	(4)	(31)
Actual outcome different from model expected outcome	155	10	165
Effect of changes in future expected policyholder behavior	(1)	(1)	(2)
Effect of changes in other future expected assumptions	(86)	(40)	(126)
Other, including foreign exchange	—	(3)	(3)
Balance, end of period, before effect of changes in our own credit risk	2,734	163	2,897
Effect of changes in our own credit risk	662	53	715
Balance, end of period	3,396	216	3,612
Less: Reinsured MRB, end of period	(71)	—	(71)
Net Liability Balance after reinsurance recoverable	$3,325	$216	$3,541

AIG | Third Quarter 2023 Form 10-Q	77

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 13. Market Risk Benefits

Nine Months Ended September 30, 2023	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Net amount at risk
GMDB only	$1,200	$257	$1,457
GMWB only	$24	$1	$25
Combined*	$1,764	$28	$1,792
Weighted average attained age of contract holders	70	64

Nine Months Ended September 30, 2022	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Balance, beginning of year	$6,452	$582	$7,034
Effect of changes in our own credit risk	(1,934)	(167)	(2,101)
Balance, beginning of year, before effect of changes in our own credit risk	4,518	415	4,933
Issuances	161	17	178
Interest accrual	130	16	146
Attributed fees	637	54	691
Expected claims	(53)	(2)	(55)
Effect of changes in interest rates	(3,929)	(360)	(4,289)
Effect of changes in interest rate volatility	267	17	284
Effect of changes in equity markets	1,923	164	2,087
Effect of changes in equity index volatility	(80)	—	(80)
Actual outcome different from model expected outcome	139	14	153
Effect of changes in future expected policyholder behavior	(2)	(18)	(20)
Effect of changes in other future expected assumptions	(85)	—	(85)
Other, including foreign exchange	4	(12)	(8)
Balance, end of period, before effect of changes in our own credit risk	3,630	305	3,935
Effect of changes in our own credit risk	63	(8)	55
Balance, end of period	3,693	297	3,990
Less: Reinsured MRB, end of period	(98)	—	(98)
Net Liability Balance after reinsurance recoverable	$3,595	$297	$3,892
Net amount at risk
GMDB only	$2,059	$558	$2,617
GMWB only	$15	$—	$15
Combined*	$2,670	$16	$2,686
Weighted average attained age of contract holders	70	64
*Certain contracts contain both guaranteed GMDB and GMWB features and are modeled together for the purposes of calculating the MRB.
The following is a reconciliation of MRBs by amounts in an asset position and in a liability position to the MRBs amount in the Condensed Consolidated Balance Sheets:

	September 30, 2023			September 30, 2022
(in millions)	Asset*	Liability*	Net	Asset*	Liability*	Net
Individual Retirement	$814	$4,139	$3,325	$622	$4,217	$3,595
Group Retirement	164	380	216	121	418	297
Total	$978	$4,519	$3,541	$743	$4,635	$3,892
*Cash flows and attributed fees for MRBs are determined on a policy level basis and are reported based on their asset or liability position at the balance sheet date.
For additional information related to fair value measurements of MRBs, see Note 5.
ACTUARIAL ASSUMPTION UPDATES FOR MARKET RISK BENEFITS
In 2023, the life insurance companies recognized a favorable impact to net income due to policyholder behavior assumptions. In 2022, the life insurance companies recognized a favorable impact to net income due to an update to the relationship between projected equity growth and interest rates for annuities.

78	AIG | Third Quarter 2023 Form 10-Q

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
The liability for all of our GMWBs in fixed annuity and fixed index annuity contracts are accounted for as MRBs.
For a discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 5.

AIG | Third Quarter 2023 Form 10-Q	79

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
For discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 5.
The following table presents fair value of separate account investment options:

	September 30, 2023					September 30, 2022
(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
Equity Funds	$23,493	$26,206	$736	$590	$51,025	$21,696	$23,226	$648	$547	$46,117
Bond Funds	3,775	3,262	42	1,286	8,365	3,661	3,910	46	1,287	8,904
Balanced Funds	16,649	5,095	48	1,919	23,711	17,346	4,853	46	2,361	24,606
Money Market Funds	696	603	22	302	1,623	682	539	17	437	1,675
Total	$44,613	$35,166	$848	$4,097	$84,724	$43,385	$32,528	$757	$4,632	$81,302
The following table presents the balances and changes in Separate account liabilities:

Nine Months Ended September 30, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Balance, beginning of year	$45,178	$34,361	$799	$4,515	$84,853
Premiums and deposits	1,124	1,033	27	40	2,224
Policy charges	(964)	(333)	(37)	(69)	(1,403)
Surrenders and withdrawals	(2,728)	(2,205)	(19)	(503)	(5,455)
Benefit payments	(640)	(374)	(5)	(61)	(1,080)
Investment performance	2,470	2,806	85	160	5,521
Net transfers from (to) general account and other	173	(122)	(2)	15	64
Balance, end of period	$44,613	$35,166	$848	$4,097	$84,724
Cash surrender value*	$43,566	$34,980	$828	$4,100	$83,474

Nine Months Ended September 30, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Balance, beginning of year	$57,927	$45,138	$1,044	$5,002	$109,111
Premiums and deposits	1,905	1,248	28	54	3,235
Policy charges	(988)	(356)	(38)	(75)	(1,457)
Surrenders and withdrawals	(2,492)	(1,931)	(19)	(42)	(4,484)
Benefit payments	(684)	(407)	(5)	(16)	(1,112)
Investment performance	(12,440)	(10,831)	(252)	(328)	(23,851)
Net transfers from (to) general account and other	157	(333)	(1)	37	(140)
Balance, end of period	$43,385	$32,528	$757	$4,632	$81,302
Cash surrender value*	$42,313	$32,340	$756	$4,633	$80,042
*The cash surrender value represents the amount of the contract holder’s account balance distributable at the balance sheet date less applicable surrender charges.

80	AIG | Third Quarter 2023 Form 10-Q

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
Moriarty Litigation
Effective January 1, 2013, the California legislature enacted AB 1747 (the Act), which amended the California Insurance Code to mandate that life insurance policies issued and delivered in California contain a 60-day grace period during which time the policies must remain in force after a premium payment is missed, and that life insurers provide both a 30-day minimum notification of lapse and annual notice of the right of policy owners to designate a secondary recipient for lapse and termination notices. Following guidance from the California Department of Insurance and certain industry trade groups, American General Life Insurance Company (AGL) interpreted the Act to be prospective in nature, applying only to policies issued and delivered on or after the Act’s January 1, 2013, effective date. On July 18, 2017, AGL was sued in a putative class action captioned Moriarty v. American General Life Insurance Company, No. 17-cv-1709 (S.D. Cal.), challenging AGL’s prospective application of the Act. Plaintiff’s complaint, which is similar to complaints filed against other insurers, argues that policies issued and delivered prior to January 1, 2013, like the $1 million policy issued to Plaintiff’s husband do not lapse—despite nonpayment of premiums—if the insurer has not complied with the Act’s terms. On August 30, 2021, the California Supreme Court issued an opinion in McHugh v. Protective Life Insurance, 12 Cal. 5th 213 (2021), ruling that the Act applies to all policies in force on January 1, 2013, regardless of when the policies were issued. On February 7, 2022, Plaintiff filed motions for summary judgment and class certification; AGL opposed both motions and filed its own motion for partial summary judgment. On July 26, 2022, the District Court granted in part and denied in part AGL’s motion for partial summary judgment, and on September 7, 2022, the District Court denied Plaintiff's motion for summary judgment. In those 2022 summary judgment decisions, the District Court declined to adopt Plaintiff's theory that a failure to comply with the Act necessitates payment of

AIG | Third Quarter 2023 Form 10-Q	81

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Contingencies, Commitments and Guarantees

policy benefits or to make a pre-trial determination as to AGL’s liability. On September 27, 2022, the District Court denied Plaintiff’s motion for class certification without prejudice. The District Court declined to certify Plaintiff's proposed class consisting of claims for monetary damages and equitable relief, but indicated that Plaintiff could seek the certification of a narrower class consisting only of claims for monetary damages. The District Court indicated, however, that it had "substantial concerns" as to whether individual issues such as actual damages and causation would predominate, precluding class certification. Subsequently, the case was reassigned to a new District Court judge, who requested additional briefing on certain issues addressed by the summary judgment decisions and heard additional oral argument on those issues on July 19, 2023.
On August 14, 2023, the District Court granted Plaintiff’s motion for summary judgment, adopting Plaintiff’s theory that failure to comply with the Act means the policy did not lapse and as a result, AGL breached the terms of the policy by refusing to pay the death benefit. In the order granting the motion, the District Court declined to revisit the September 2022 denial of class certification; therefore, this matter became an individual case only.
At a status conference on August 23, 2023, the District Court decided that Plaintiff could file a motion regarding the propriety of revisiting class certification. Plaintiff filed such a motion on September 1, 2023, and AGL filed a provisional motion to certify the District Court’s August 14, 2023 summary judgment order for interlocutory appeal to the Court of Appeals for the Ninth Circuit on the same date.
On September 26, 2023, the District Court decided that good cause exists to allow Plaintiff to file a third motion for class certification; however, at the same time, the Court certified AGL’s petition for interlocutory appeal and stayed court proceedings pending the outcome of AGL’s appeal.
AGL is also defending other actions in California involving similar issues: Allen v. Protective Life Insurance Co., (pending in federal district court in the Eastern District) in which the individual plaintiff filed a motion on August 11, 2023 seeking leave to amend the complaint to add class-action allegations against AGL; and Chuck v. American General Life Insurance Co. (pending in California Superior Court for the County of Los Angeles), which was filed on September 6, 2023 as a putative class action. These cases are in the early stages, and we expect their progress will be influenced by future developments in the McHugh and Moriarty cases referenced herein.
We have accrued our current estimate of probable loss with respect to these litigation matters.
Proceedings are ongoing against other insurers in other California cases that raise similar industry-wide issues, including the McHugh case. McHugh is on remand from the California Supreme Court and is set for trial in February 2024, There, the California Court of Appeal rendered an unpublished opinion on October 10, 2022 that declined to hold that failure to comply with the Act automatically necessitates payment of policy benefits.
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $6.1 billion and $6.6 billion at September 30, 2023 and December 31, 2022, respectively.
GUARANTEES
Subsidiaries
We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and certain of its subsidiaries. We have also issued guarantees of all present and future payment obligations and liabilities of AIG Markets, Inc.
Due to the deconsolidation of AIGFP and its subsidiaries, as of September 30, 2023, a $92 million guarantee related to the obligations of AIGFP and certain of its subsidiaries was recognized, and is reported in Other liabilities.
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

82	AIG | Third Quarter 2023 Form 10-Q

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
Common Stock
The following table presents a rollforward of outstanding shares:

Nine Months Ended September 30, 2023	Common Stock Issued	Treasury Stock	Common Stock Outstanding
(in millions)
Shares, beginning of year	1,906.7	(1,172.6)	734.1
Shares issued	—	5.1	5.1
Shares repurchased	—	(34.6)	(34.6)
Shares, end of period	1,906.7	(1,202.1)	704.6
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
Repurchase of AIG Common Stock
Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through the Securities Exchange Act of 1934, as amended (the Exchange Act) Rule 10b5-1 repurchase plans. On August 1, 2023, the Board of Directors authorized the repurchase of $7.5 billion of AIG Common Stock (inclusive of the approximately $2.15 billion of expected remaining authorization under the Board's prior share repurchase authorization).
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

AIG | Third Quarter 2023 Form 10-Q	83

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Equity

Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from October 1, 2023 to October 27, 2023, we repurchased approximately 3 million shares of AIG Common Stock for an aggregate purchase price of approximately $154 million.
DIVIDENDS DECLARED
On November 1, 2023, our Board of Directors declared a cash dividend on AIG Common Stock of $0.36 per share, payable on December 28, 2023 to shareholders of record on December 14, 2023. On November 1, 2023, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on December 15, 2023 to holders of record on November 30, 2023.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Our Own Credit Risk	Total
Balance, June 30, 2023, net of tax	$(60)	$(16,655)	$(315)	$2,067	$(3,174)	$(845)	$—	$(18,982)
Change in unrealized appreciation (depreciation) of investments*	(69)	(7,025)	—	—	—	—	—	(7,094)
Change in other	(11)	17	—	—	—	—	—	6
Change in fair value of market risk benefits, net	—	—	(104)	—	—	—	—	(104)
Change in discount rates	—	—	—	1,470	—	—	—	1,470
Change in future policy benefits	—	173	—	—	—	—	—	173
Change in foreign currency translation adjustments	—	—	—	—	(279)	—	—	(279)
Change in net actuarial loss	—	—	—	—	—	62	—	62
Change in prior service cost	—	—	—	—	—	1	—	1
Change in deferred tax asset (liability)	14	1,141	23	(323)	10	(18)	—	847
Total other comprehensive income (loss)	(66)	(5,694)	(81)	1,147	(269)	45	—	(4,918)
Other changes in AOCI:
Corebridge noncontrolling interests	(1)	(72)	(2)	14	—	—	—	(61)
Noncontrolling interests	(17)	(1,760)	(29)	387	(13)	—	—	(1,432)
Balance, September 30, 2023, net of tax	$(110)	$(20,661)	$(369)	$2,841	$(3,430)	$(800)	$—	$(22,529)

Balance, June 30, 2022, net of tax	$(56)	$(16,248)	$(267)	$1,590	$(2,790)	$(878)	$2	$(18,647)
Change in unrealized appreciation (depreciation) of investments	(94)	(12,040)	—	—	—	—	—	(12,134)
Change in other	—	38	—	—	—	—	—	38
Change in fair value of market risk benefits, net	—	—	320	—	—	—	—	320
Change in discount rates	—	—	—	2,168	—	—	—	2,168
Change in future policy benefits	—	450	—	—	—	—	—	450
Change in foreign currency translation adjustments	—	—	—	—	(748)	—	—	(748)
Change in net actuarial loss	—	—	—	—	—	15	—	15
Change in prior service cost	—	—	—	—	—	3	—	3
Change in deferred tax asset (liability)	20	2,048	(67)	(443)	27	(3)	—	1,582
Total other comprehensive income (loss)	(74)	(9,504)	253	1,725	(721)	15	—	(8,306)
Other changes in AOCI:
Corebridge noncontrolling interests	—	2,485	11	(393)	14	(1)	—	2,116
Noncontrolling interests	(6)	(923)	30	200	(18)	—	—	(717)
Balance, September 30, 2022, net of tax	$(124)	$(22,344)	$(33)	$2,722	$(3,479)	$(864)	$2	$(24,120)

84	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Equity

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Our Own Credit Risk	Total
Balance, December 31, 2022, net of tax	$(136)	$(20,675)	$(284)	$2,459	$(3,056)	$(924)	$—	$(22,616)
Change in unrealized appreciation (depreciation) of investments*	44	(4,412)	—	—	—	—	—	(4,368)
Change in other	(11)	(36)	—	—	—	—	—	(47)
Change in fair value of market risk benefits, net	—	—	(250)	—	—	—	—	(250)
Change in discount rates	—	—	—	1,474	—	—	—	1,474
Change in future policy benefits	—	210	—	—	—	—	—	210
Change in foreign currency translation adjustments	—	—	—	—	(323)	—	—	(323)
Change in net actuarial loss	—	—	—	—	—	167	—	167
Change in prior service cost	—	—	—	—	—	3	—	3
Change in deferred tax asset (liability)	(9)	798	54	(374)	(33)	(45)	—	391
Total other comprehensive income (loss)	24	(3,440)	(196)	1,100	(356)	125	—	(2,743)
Other changes in AOCI:
Corebridge noncontrolling interests	3	2,053	52	(331)	(10)	(1)	—	1,766
Noncontrolling interests	1	(1,401)	(59)	387	8	—	—	(1,064)
Balance, September 30, 2023, net of tax	$(110)	$(20,661)	$(369)	$2,841	$(3,430)	$(800)	$—	$(22,529)
Balance, December 31, 2021, net of tax	$(48)	$12,125	$(1,496)	$(2,167)	$(2,446)	$(903)	$6	$5,071
Change in unrealized appreciation (depreciation) of investments	(106)	(50,099)	—	—	—	—	—	(50,205)
Change in other	(1)	50	—	—	—	—	—	49
Change in fair value of market risk benefits, net	—	—	2,048	—	—	—	—	2,048
Change in discount rates	—	—	—	7,403	—	—	—	7,403
Change in future policy benefits	—	1,885	—	—	—	—	—	1,885
Change in foreign currency translation adjustments	—	—	—	—	(1,024)	—	—	(1,024)
Change in net actuarial loss	—	—	—	—	—	31	—	31
Change in prior service cost	—	—	—	—	—	8	—	8
Change in deferred tax asset (liability)	24	7,737	(431)	(1,518)	(38)	1	—	5,775
Change in fair value of liabilities under fair value option attributable to changes in our own credit risk	—	—	—	—	—	—	(4)	(4)
Total other comprehensive income (loss)	(83)	(40,427)	1,617	5,885	(1,062)	40	(4)	(34,034)
Other changes in AOCI:
Corebridge noncontrolling interests	—	2,485	11	(393)	14	(1)	—	2,116
Noncontrolling interests	(7)	(3,473)	165	603	(15)	—	—	(2,727)
Balance, September 30, 2022, net of tax	$(124)	$(22,344)	$(33)	$2,722	$(3,479)	$(864)	$2	$(24,120)
*Includes net unrealized gains and losses attributable to businesses held for sale at September 30, 2023.

AIG | Third Quarter 2023 Form 10-Q	85

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Equity

The following table presents the other comprehensive income (loss) reclassification adjustments for the three and nine months ended September 30, 2023 and 2022, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Our Own Credit Risk	Total
Three Months Ended September 30, 2023
Unrealized change arising during period	$(80)	$(6,998)	$(104)	$1,470	$(279)	$57	$—	$(5,934)
Less: Reclassification adjustments included in net income	—	(163)	—	—	—	(6)	—	(169)
Total other comprehensive income (loss), before income tax expense (benefit)	(80)	(6,835)	(104)	1,470	(279)	63	—	(5,765)
Less: Income tax expense (benefit)	(14)	(1,141)	(23)	323	(10)	18	—	(847)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(66)	$(5,694)	$(81)	$1,147	$(269)	$45	$—	$(4,918)

Three Months Ended September 30, 2022
Unrealized change arising during period	$(77)	$(11,700)	$320	$2,168	$(748)	$10	$—	$(10,027)
Less: Reclassification adjustments included in net income	17	(148)	—	—	—	(8)	—	(139)
Total other comprehensive income (loss), before income tax expense (benefit)	(94)	(11,552)	320	2,168	(748)	18	—	(9,888)
Less: Income tax expense (benefit)	(20)	(2,048)	67	443	(27)	3	—	(1,582)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(74)	$(9,504)	$253	$1,725	$(721)	$15	$—	$(8,306)

Nine Months Ended September 30, 2023
Unrealized change arising during period	$10	$(5,171)	$(250)	$1,474	$(323)	$147	$—	$(4,113)
Less: Reclassification adjustments included in net income	(23)	(933)	—	—	—	(23)	—	(979)
Total other comprehensive income (loss), before of income tax expense (benefit)	33	(4,238)	(250)	1,474	(323)	170	—	(3,134)
Less: Income tax expense (benefit)	9	(798)	(54)	374	33	45	—	(391)
Total other comprehensive income (loss), net of income tax expense (benefit)	$24	$(3,440)	$(196)	$1,100	$(356)	$125	$—	$(2,743)

Nine Months Ended September 30, 2022
Unrealized change arising during period	$(98)	$(49,047)	$2,048	$7,403	$(1,024)	$16	$(4)	$(40,706)
Less: Reclassification adjustments included in net income	9	(883)	—	—	—	(23)	—	(897)
Total other comprehensive income (loss), before income tax expense (benefit)	(107)	(48,164)	2,048	7,403	(1,024)	39	(4)	(39,809)
Less: Income tax expense (benefit)	(24)	(7,737)	431	1,518	38	(1)	—	(5,775)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(83)	$(40,427)	$1,617	$5,885	$(1,062)	$40	$(4)	$(34,034)

86	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Equity

The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Condensed Consolidated Statements of Income (Loss)(a):

	Amount Reclassified from AOCI		Affected Line Item in the
	Three Months Ended September 30,		Condensed Consolidated
(in millions)	2023	2022	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$—	$17	Net realized gains (losses)
Total	—	17
Unrealized appreciation (depreciation) of all other investments
Investments	(163)	(148)	Net realized gains (losses)
Total	(163)	(148)
Change in retirement plan liabilities adjustment
Prior-service credit	(1)	(1)	(b)
Actuarial losses	(5)	(7)	(b)
Total	(6)	(8)
Total reclassifications for the period	$(169)	$(139)
	Amount Reclassified from AOCI		Affected Line Item in the
	Nine Months Ended September 30,		Condensed Consolidated
(in millions)	2023	2022	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$(23)	$9	Net realized gains (losses)
Total	(23)	9
Unrealized appreciation (depreciation) of all other investments
Investments	(933)	(883)	Net realized gains (losses)
Total	(933)	(883)
Change in retirement plan liabilities adjustment
Prior-service credit	(2)	(2)	(b)
Actuarial losses	(21)	(21)	(b)
Total	(23)	(23)
Total reclassifications for the period	$(979)	$(897)
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
NONCONTROLLING INTEREST
On June 12, 2023, AIG closed a secondary offering of Corebridge common stock, selling 74.75 million existing shares (out of approximately 648 million total shares of common stock outstanding), which included 65 million shares initially offered and the full exercise by the underwriters of their option to purchase an additional 9.75 million shares. Corebridge also repurchased approximately 11 million shares of Corebridge common stock from AIG during the nine months ended September 30, 2023. AIG owns 65.6 percent of the outstanding common stock of Corebridge as of September 30, 2023.
For additional information on the Corebridge common stock offerings and share repurchases, see Note 1.
The following table presents the effect of changes in our ownership interest in Corebridge on our equity:

(in millions)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Net income attributable to AIG common shareholders	$2,020	$3,528
Changes in AIG equity for sale of interest in Corebridge and Corebridge share repurchases	(6)	(92)
Change from Net income attributable to AIG common shareholders and changes in AIG's ownership interests	$2,014	$3,436

AIG | Third Quarter 2023 Form 10-Q	87

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
The following table presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per common share data)	2023	2022	2023	2022
Numerator for EPS:
Income from continuing operations	$2,747	$3,087	$4,351	$10,727
Less: Net income from continuing operations attributable to noncontrolling interests	720	339	801	1,051
Less: Preferred stock dividends	7	7	22	22
Income attributable to AIG common shareholders from continuing operations	2,020	2,741	3,528	9,654
Income (loss) from discontinued operations, net of income tax expense	—	—	—	(1)
Net income attributable to AIG common shareholders	$2,020	$2,741	$3,528	$9,653
Denominator for EPS:
Weighted average common shares outstanding - basic	712,598,496	763,051,482	725,579,999	789,888,322
Dilutive common shares	6,128,816	8,080,919	5,453,046	9,204,234
Weighted average common shares outstanding - diluted(a)	718,727,312	771,132,401	731,033,045	799,092,556
Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$2.83	$3.59	$4.86	$12.22
Income from discontinued operations	$—	$—	$—	$—
Income attributable to AIG common shareholders	$2.83	$3.59	$4.86	$12.22
Diluted:
Income from continuing operations	$2.81	$3.55	$4.83	$12.08
Income from discontinued operations	$—	$—	$—	$—
Income attributable to AIG common shareholders	$2.81	$3.55	$4.83	$12.08
(a)Potential dilutive common shares include our share-based employee compensation plans and an option for Blackstone to exchange all or a portion of its ownership interest in Corebridge for AIG common shares in the event an IPO did not occur prior to 2024. As a result of the consummation of the IPO on September 19, 2022, this exchange right of Blackstone was terminated. The number of potential common shares excluded from diluted shares outstanding was 5.1 million and 5.4 million for the three and nine months ended September 30, 2023, respectively, and 6.0 million and 30.8 million for the three and nine months ended September 30, 2022, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.
For information regarding our repurchases of AIG Common Stock, see Note 16.

88	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 18. Income Taxes

18. Income Taxes
U.S. TAX LAW CHANGES
The Inflation Reduction Act of 2022 (H.R. 5376) includes a 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period. Although the U.S. Treasury and Internal Revenue Service (IRS) issued interim CAMT guidance during 2023, many details and specifics of application of the CAMT remain subject to future guidance. We are subject to CAMT for 2023. Our estimated CAMT liability will continue to be refined based on future guidance.
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

AIG | Third Quarter 2023 Form 10-Q	89

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 18. Income Taxes

INTERIM TAX EXPENSE (BENEFIT)
For the three months ended September 30, 2023, the effective tax rate on income from continuing operations was 23.0 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with tax adjustments related to prior year returns, the effect of foreign operations, and state and local income taxes. These tax charges were partially offset by tax benefits related to tax implications of the announced sale of certain Corebridge and AIG subsidiaries, including Laya, AIG Life and Validus Re, U.S. federal valuation allowance changes and tax exempt income. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the nine months ended September 30, 2023, the effective tax rate on income from continuing operations was 16.4 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits related to the potential resolution of an IRS audit matter, net of an increase in associated uncertain tax benefits, tax implications of the announced sale of certain Corebridge and AIG subsidiaries, including Laya, AIG Life and Validus Re, tax implications of the Corebridge secondary offering, tax exempt income and excess tax benefits related to share-based compensation payments recorded through the income statement. These tax benefits were partially offset by tax charges associated with tax adjustments related to prior year returns, the effect of foreign operations, U.S. federal and foreign valuation allowance changes, and state and local income taxes. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the three months ended September 30, 2022, the effective tax rate on income from continuing operations was 20.9 percent. While the effective tax rate on income from continuing operations does not differ from the statutory tax rate of 21 percent, we recognized tax benefits associated with tax exempt income and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities, offset by tax charges associated with the effect of foreign operations, state and local income taxes, and non-deductible transfer pricing charges. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the nine months ended September 30, 2022, the effective tax rate on income from continuing operations was 20.8 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with tax exempt income, reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities, excess tax benefits related to share-based compensation payments recorded through the income statement and tax adjustments related to prior year returns. These tax benefits were partially offset by tax charges associated with the effect of foreign operations, state and local income taxes, and non-deductible transfer pricing charges. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
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
Recent events, including changes in target interest rates by the Board of Governors of the Federal Reserve System, and significant market volatility, continue to impact actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the net operating losses and foreign tax credit carryforwards, we have considered forecasts of future income for each of our businesses, including assumptions about future macroeconomic and AIG-specific conditions and events, and any impact these conditions and events may have on our prudent and feasible tax planning strategies. We also subjected the forecasts to a variety of stresses of key assumptions and evaluated the effect on tax attribute utilization.
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

90	AIG | Third Quarter 2023 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 18. Income Taxes

Although tax deconsolidation of Corebridge from the AIG consolidated U.S. federal income tax group resulted in the formation of new federal tax filing groups requiring separate deferred tax asset realizability assessments, there was no material change to the total deferred tax asset valuation allowance.
After factoring in multiple data points and assessing relative weight of all positive and negative evidence, we concluded that a valuation allowance of $858 million is necessary. Accordingly, as of September 30, 2023, the balance sheet reflects a valuation allowance of $858 million, of which $713 million relates to AIG's U.S. federal consolidated income tax group and $145 million relates to Corebridge. The valuation allowance recorded with respect to AIG's U.S. federal consolidated income tax group relates to a portion of tax attribute carryforwards that are no longer more-likely-than-not to be realized. No change in AIG's U.S. federal consolidated income tax group valuation allowance was recorded for the nine months ended September 30, 2023. The valuation allowance at Corebridge relates to a portion of both tax attribute carryforwards and certain other deferred tax assets of the Corebridge non-life insurance group that are not more-likely-than-not to be realized. For the three and nine months ended September 30, 2023, Corebridge recorded a $57 million and $6 million decrease in valuation allowance, respectively, attributable to current year activity.
For the nine months ended September 30, 2023, recent changes in market conditions, including changes in interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of both our U.S. life insurance and non-life insurance companies, resulting in an increase to deferred tax assets related to net unrealized tax capital losses. The deferred tax assets relate to the unrealized tax capital losses for which the carryforward period has not yet begun, and as such, when assessing recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of September 30, 2023, based on all available evidence, we concluded that a valuation allowance of $2.4 billion is necessary on a portion of the deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized. Of the total valuation allowance, $1.5 billion relates to the unrealized tax capital losses in the U.S. Life Insurance Companies' available for sale securities portfolio and $905 million relates to the unrealized tax capital losses in the non-life insurance companies' available for sale securities portfolio. For the nine months ended September 30, 2023, we established $113 million of valuation allowance associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available for sale securities portfolio. There was no change to the valuation allowance associated with the unrealized tax capital losses in the non-life insurance companies’ available for sale securities portfolio. For the three months ended September 30, 2023, we recorded an increase in valuation allowance of $177 million associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available for sale securities portfolio and $160 million associated with the unrealized tax capital losses in the non-life insurance companies’ available for sale securities portfolio. The valuation allowance establishment was primarily allocated to other comprehensive income.
For the nine months ended September 30, 2023, we recognized a net $51 million increase in deferred tax asset valuation allowance associated with certain foreign jurisdictions.
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
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
At September 30, 2023 and December 31, 2022, our unrecognized tax benefits, excluding interest and penalties, were $1.4 billion and $1.2 billion, respectively. At September 30, 2023 and December 31, 2022, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.4 billion and $1.2 billion, respectively. Unrecognized tax benefits that would not affect the effective tax rate generally relate to such factors as the timing, rather than the permissibility of the deduction.
Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At September 30, 2023 and December 31, 2022, we had accrued liabilities of $58 million and $63 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the nine months ended September 30, 2023 and September 30, 2022, we accrued benefit of $5 million and $8 million, respectively, for the payment of interest and penalties.
Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

AIG | Third Quarter 2023 Form 10-Q	91

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
In this Quarterly Report on Form 10-Q, unless otherwise mentioned or unless the context indicates otherwise, we use the terms “AIG,” “we,” “us,” “our” or "the Company" to refer to American International Group, Inc., a Delaware corporation, and its consolidated subsidiaries. We use the term “AIG Parent” to refer solely to American International Group, Inc., and not to any of its consolidated subsidiaries.

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

92	AIG | Third Quarter 2023 Form 10-Q

All forward-looking statements involve risks, uncertainties and other factors that may cause AIG’s actual results and financial condition to differ, possibly materially, from the results and financial condition expressed or implied in the forward-looking statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in specific projections, goals, assumptions and other forward-looking statements include, without limitation:
•the impact of adverse developments affecting economic conditions in the markets in which AIG and its businesses operate in the U.S. and globally, including adverse developments related to financial market conditions, macroeconomic trends, fluctuations in interest rates and foreign currency exchange rates, inflationary pressures, pressures on the commercial real estate market, an economic slowdown or recession, a potential U.S. federal government shutdown and geopolitical events or conflicts, including the conflict between Russia and Ukraine and the conflict in Israel and the surrounding areas;
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

AIG | Third Quarter 2023 Form 10-Q	93

94	AIG | Third Quarter 2023 Form 10-Q

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

AIG | Third Quarter 2023 Form 10-Q	95

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
Results from discontinued operations are excluded from all of these measures.

96	AIG | Third Quarter 2023 Form 10-Q

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

There were no material changes to our critical accounting estimates with the exception of the items listed below which were impacted by the adoption of the targeted improvements to the accounting for long-duration contracts (the standard or LDTI). For additional information on our critical accounting estimates not impacted by LDTI, see Part II, Item 7. MD&A – Critical Accounting Estimates in the 2022 Annual Report.
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

AIG | Third Quarter 2023 Form 10-Q	97

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

98	AIG | Third Quarter 2023 Form 10-Q

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
The following table summarizes the sensitivity of changes in certain assumptions for MRBs, liability for Future policyholder benefits, net of reinsurance and embedded derivatives related to index-linked interest credited features, measured as the related hypothetical impact for the September 30, 2023 balances and the resulting hypothetical impact on pre-tax income and OCI, before hedging:

	Nine Months Ended September 30, 2023
	Increase (Decrease) in
	Market Risk Benefits Related to Guaranteed Benefits	Liability for Future Policyholder Benefits, Net of Reinsurance	Embedded Derivatives Related to Index- Linked Interest Credited Features	Pre-Tax Income	Other Comprehensive Income (Loss) Impact
(in millions)
Assumptions:
Equity Return(a)
Effect of an increase by 20%	$1,131	$—	$(883)	$147	$101
Effect of a decrease by 20%	(1,355)	—	743	(524)	(88)
Interest Rate(b)
Effect of an increase by 1%	1,442	2,023	462	1,736	2,191
Effect of a decrease by 1%	(1,945)	(2,489)	(687)	(2,420)	(2,701)
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

AIG | Third Quarter 2023 Form 10-Q	99

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
The Company adopted LDTI on January 1, 2023, with a transition date of January 1, 2021 (as described in additional detail below).
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

100	AIG | Third Quarter 2023 Form 10-Q

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
For additional information on our business segments, see Note 3 to the Condensed Consolidated Financial Statements, and for information regarding the separation of Life and Retirement, bankruptcy filing of AIG Financial Products Corp. and the sale of Validus Re, Crop Risk Services, Inc. (CRS), AIG Life Limited (AIG Life) and Laya Healthcare Limited (Laya), see Note 1 to the Condensed Consolidated Financial Statements.
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

AIG | Third Quarter 2023 Form 10-Q	101

ITEM 2 | Executive Summary
REGULATORY, INDUSTRY AND ECONOMIC FACTORS
Our business is affected by regulatory, industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under challenging market conditions in the first nine months of 2023, characterized by factors such as the impact of COVID-19 and the related governmental and societal responses, rising interest rates, inflationary pressures, an uneven global economic recovery and global trade tensions. Responses by central banks and monetary authorities with respect to inflation, growth concerns and other macroeconomic factors have also affected global exchange rates and volatility.
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
Impact of Changes in the Interest Rate Environment and Equity Markets
Certain key U.S. benchmark rates continued to rise during the first nine months of 2023 as markets reacted to heightened inflation measures, geopolitical risk, and the Board of Governors of the Federal Reserve System implementing multiple increases to short term interest rates. The yield pick of new investments over sales, maturities and paydowns and redemptions, excluding Fortitude Re, averaged 202 basis points during the first nine months of 2023. This combined with resetting of coupon rates on floating rate securities and loans has steadily improved the overall portfolio yields. However, the key benchmark rates remain highly volatile. We actively manage our exposure to the interest rate environment through portfolio construction and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
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

102	AIG | Third Quarter 2023 Form 10-Q

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
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, changes in valuations driven by equity market conditions during the third quarter of 2023 may impact the private equity investments in the alternative investments portfolio in the fourth quarter of 2023.
Annuity Sales and Surrenders
The rising rate environment and our partnership with Blackstone Inc. and its investment advisory affiliates (Blackstone) have provided a strong tailwind for fixed and fixed index annuity sales, however, higher interest rates have also resulted in an increase in surrenders. Rising interest rates could continue to create the potential for increased sales, but could also drive higher surrenders relative to what we have already experienced. Fixed annuities have surrender charge periods, generally in the three-to-seven year range. Fixed index annuities have surrender charge periods, generally in the five-to-ten year range, and within our Group Retirement segment, certain of our fixed investment options are subject to other withdrawal restrictions, which may help mitigate increased early surrenders in a rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to contract holders have driven better than expected persistency in fixed annuities, although the reserves for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio. We closely monitor surrenders of fixed annuities as contracts with lower minimum interest rates come out of the surrender charge period.
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
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 57 percent were crediting at the contractual minimum guaranteed interest rate as of September 30, 2023. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent were 52 percent and 55 percent as of September 30, 2023 and December 31, 2022, respectively. In the universal life products in our Life Insurance business, 59 percent and 62 percent of the account values were crediting at the contractual minimum guaranteed interest rate as of September 30, 2023 and December 31, 2022, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.

AIG | Third Quarter 2023 Form 10-Q	103

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
General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
Rate for 1 USD	2023	2022	Change	2023	2022	Change
Currency:
GBP	0.79	0.83	(5)%	0.81	0.78	4%
EUR	0.91	0.97	(6)%	0.92	0.93	(1)%
JPY	142.47	135.35	5%	136.68	124.80	10%
Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

104	AIG | Third Quarter 2023 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three and nine months ended September 30, 2023 and 2022. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.
For information regarding the critical accounting estimates that affect our results of operations, see Critical Accounting Estimates in this MD&A and Part II, Item 7. MD&A – Critical Accounting Estimates in the 2022 Annual Report.
The following table presents our consolidated results of operations and other key financial metrics:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
(in millions)	2023	2022		2023	2022
Revenues:
Premiums	$7,244	$7,828	(7)%	$24,782	$22,460	10%
Policy fees	702	735	(4)	2,094	2,193	(5)
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	3,292	2,513	31	9,659	7,875	23
Net investment income - Fortitude Re funds withheld assets	264	155	70	1,001	634	58
Total net investment income	3,556	2,668	33	10,660	8,509	25
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	171	901	(81)	(881)	1,244	NM
Net realized losses on Fortitude Re funds withheld assets	(227)	(86)	(164)	(396)	(312)	(27)
Net realized gains on Fortitude Re funds withheld embedded derivative	1,137	1,757	(35)	152	7,851	(98)
Total net realized gains (losses)	1,081	2,572	(58)	(1,125)	8,783	NM
Other income	191	195	(2)	565	660	(14)
Total revenues	12,774	13,998	(9)	36,976	42,605	(13)
Benefits, losses and expenses:
Policyholder benefits and losses incurred (including remeasurement (gains) losses of $35 and $17 for the three months ended September 30, 2023 and 2022, respectively; $192 and $244 for the nine months ended September 30, 2023 and 2022, respectively)	4,982	6,049	(18)	18,237	16,093	13
Change in the fair value of market risk benefits, net	(418)	(435)	4	(484)	(713)	32
Interest credited to policyholder account balances	1,135	959	18	3,237	2,749	18
Amortization of deferred policy acquisition costs	1,190	1,170	2	3,673	3,423	7
General operating and other expenses	2,117	2,075	2	6,365	6,445	(1)
Interest expense	280	282	(1)	865	811	7
Loss on extinguishment of debt	21	—	NM	21	299	(93)
Net gain on divestitures and other	(101)	(6)	NM	(142)	(45)	(216)
Total benefits, losses and expenses	9,206	10,094	(9)	31,772	29,062	9
Income from continuing operations before income tax expense	3,568	3,904	(9)	5,204	13,543	(62)
Income tax expense	821	817	—	853	2,816	(70)
Income from continuing operations	2,747	3,087	(11)	4,351	10,727	(59)
Loss from discontinued operations, net of income taxes	—	—	NM	—	(1)	NM
Net income	2,747	3,087	(11)	4,351	10,726	(59)
Less: Net income attributable to noncontrolling interests	720	339	112	801	1,051	(24)
Net income attributable to AIG	2,027	2,748	(26)	3,550	9,675	(63)
Less: Dividends on preferred stock	7	7	—	22	22	—
Net income attributable to AIG common shareholders	$2,020	$2,741	(26)%	$3,528	$9,653	(63)%

AIG | Third Quarter 2023 Form 10-Q	105

ITEM 2 | Consolidated Results of Operations

(in millions, except per common share data)	September 30, 2023	December 31, 2022
Balance sheet data:
Total assets	$521,521	$522,228
Short-term and long-term debt	21,338	21,299
Debt of consolidated investment entities	2,717	5,880
Total AIG shareholders’ equity	39,984	40,970
Book value per common share	56.06	55.15
Adjusted book value per common share	78.17	75.90
NET INCOME (LOSS) ATTRIBUTABLE TO AIG COMMON SHAREHOLDERS
Three Months Ended September 30, 2023 and 2022 Comparison
Net income (loss) attributable to AIG common shareholders decreased $721 million due to the following, on a pre-tax basis:
•a decrease in Net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $730 million, driven by a $572 million decrease in derivative and hedge activity and gains on variable annuity embedded derivatives, net of hedging, higher losses on sales of securities of $90 million and lower gains on sales of alternative investments and real estate of $72 million, partially offset by foreign exchange gains of $77 million;
•a decrease in Net realized gains on Fortitude Re funds withheld embedded derivative of $620 million driven by interest rate movements and Net realized losses on Fortitude Re funds withheld assets of $227 million in the three months ended September 30, 2023 compared to net realized losses of $86 million in the same period in 2022; and
•an increase in income attributable to noncontrolling interest of $381 million primarily driven by lower ownership in Corebridge following the Corebridge secondary offering in June 2023.
The decrease in Net income (loss) attributable to AIG common shareholders was partially offset by the following, on a pre-tax basis:
•an increase in Net investment income of $888 million primarily driven by higher available for sale fixed maturity sales of $512 million, an increase in the fair value of fixed maturity securities where we elected the fair value option of $202 million as a result of the higher interest rate environment and an increase in interest income on mortgages and other loans of $124 million; and
•an increase in underwriting income in General Insurance of $443 million, reflecting net favorable prior year reserve development, lower catastrophe losses and premium growth with improvement in the accident year loss ratio, as adjusted, primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions partially offset by higher expense ratio.
Nine Months Ended September 30, 2023 and 2022 Comparison
Net income (loss) attributable to AIG common shareholders decreased $6.1 billion due to the following, on a pre-tax basis:
•a decrease in Net realized gains on Fortitude Re funds withheld embedded derivative of $7.7 billion driven by interest rate movement and Net realized losses on Fortitude Re funds withheld assets of $396 million in the nine months ended September 30, 2023 compared to net realized losses of $312 million in the same period in 2022; and
•a decrease in Net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $2.1 billion, driven by a $2.3 billion decrease in derivative and hedge activity and gains on variable annuity embedded derivatives, net of hedging, higher losses on sales of securities of $175 million and lower gains on sales of alternative investments and real estate of $87 million, partially offset by foreign exchange gains of $644 million.
The decrease in Net income (loss) attributable to AIG common shareholders was partially offset by the following, on a pre-tax basis:
•an increase in Net investment income of $2.2 billion primarily driven by higher available for sale fixed maturity sales of $1.4 billion and an increase in the fair value of fixed maturity securities where we elected the fair value option of $1.0 billion as a result of the higher interest rate environment and an increase in interest income on mortgages and other loans of $423 million, partially offset by lower returns on our alternative investments of $549 million;
•an increase in underwriting income in General Insurance of $294 million, reflecting net favorable prior year reserve development, lower catastrophe losses and premium growth with improvement in the accident year loss ratio, as adjusted, primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions partially offset by higher expense ratio; and
•a decrease in income attributable to noncontrolling interest of $250 million primarily driven by the decrease in the noncontrolling interest on Corebridge as a result of a decline in net income at Corebridge compared to 2022, partially offset by higher income attributable to noncontrolling interest as a result of lower ownership by AIG of Corebridge common stock.
The $2.0 billion decrease in income tax expense was primarily attributable to lower income from continuing operations.

106	AIG | Third Quarter 2023 Form 10-Q

ITEM 2 | Consolidated Results of Operations

INCOME TAX EXPENSE ANALYSIS
For the three months ended September 30, 2023 and 2022, the effective tax rate on income (loss) from continuing operations was 23.0 percent and 20.9 percent, respectively. For the nine months ended September 30, 2023 and 2022, the effective tax rate on income (loss) from continuing operations was 16.4 percent and 20.8 percent, respectively.
For additional information, see Note 18 to the Condensed Consolidated Financial Statements.
NON-GAAP RECONCILIATIONS
The following table presents a reconciliation of Book value per common share to Adjusted book value per common share, which is a non-GAAP measure. For additional information, see Use of Non-GAAP Measures.

	September 30,	December 31,
(in millions, except per common share data)	2023	2022
Total AIG shareholders' equity	$39,984	$40,970
Preferred equity	485	485
Total AIG common shareholders' equity	39,499	40,485
Less: Deferred tax assets	3,974	4,518
Less: Accumulated other comprehensive income (loss)	(22,529)	(22,616)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,973)	(2,862)
Subtotal: AOCI plus cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(19,556)	(19,754)
Adjusted common shareholders' equity	$55,081	$55,721

Total common shares outstanding	704.6	734.1

Book value per common share	$56.06	$55.15
Adjusted book value per common share	78.17	75.90
The following table presents a reconciliation of Return on common equity to Adjusted return on common equity, which is a non-GAAP measure. For additional information, see Use of Non-GAAP Measures.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(dollars in millions)	2023	2022	2023	2022	2022
Actual or annualized net income (loss) attributable to AIG common shareholders	$8,080	$10,964	$4,704	$12,871	$10,198
Actual or annualized adjusted after-tax income attributable to AIG common shareholders	4,632	2,576	4,868	3,977	4,036

Average AIG common shareholders' equity	$40,734	$42,325	$41,196	$51,551	$49,338
Less: Average DTA	4,119	4,650	4,325	4,865	4,796
Less: Average AOCI	(20,756)	(21,384)	(20,864)	(11,182)	(13,468)
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,652)	(2,622)	(2,646)	(601)	(1,053)
Subtotal: AOCI plus cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(18,104)	(18,762)	(18,218)	(10,581)	(12,415)
Average adjusted AIG common shareholders' equity	$54,719	$56,437	$55,089	$57,267	$56,957
Return on common equity	19.8%	25.9%	11.4%	25.0%	20.7%
Adjusted return on common equity	8.5%	4.6%	8.8%	6.9%	7.1%

AIG | Third Quarter 2023 Form 10-Q	107

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of revenues to adjusted revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenues	$12,774	$13,998	$36,976	$42,605
Changes in fair value of securities used to hedge guaranteed living benefits	(13)	(14)	(40)	(41)
Changes in the fair value of equity securities	(40)	(16)	(134)	41
Other (income) expense - net	7	7	26	23
Net investment income on Fortitude Re funds withheld assets	(264)	(155)	(1,001)	(634)
Net realized (gains) losses on Fortitude Re funds withheld assets	227	86	396	312
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	(1,137)	(1,757)	(152)	(7,851)
Net realized (gains) losses(a)	(114)	(845)	1,053	(1,039)
Non-operating litigation reserves and settlements	—	(8)	(1)	(46)
Net impact from elimination of international reporting lag(b)	—	—	(4)	—
Adjusted revenues	$11,440	$11,296	$37,119	$33,370
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
(b)For additional information, see Note 1 to the Condensed Consolidated Financial Statements.
The following table presents a reconciliation of pre-tax income (loss)/net income (loss) attributable to AIG to adjusted pre-tax income (loss)/adjusted after-tax income (loss) attributable to AIG:

Three Months Ended September 30,	2023				2022
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(d)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(d)	After Tax
Pre-tax income/net income, including noncontrolling interests	$3,568	$821	$—	$2,747	$3,904	$817	$—	$3,087
Noncontrolling interests			(720)	(720)			(339)	(339)
Pre-tax income/net income attributable to AIG	$3,568	$821	$(720)	$2,027	$3,904	$817	$(339)	$2,748
Dividends on preferred stock				7				7
Net income attributable to AIG common shareholders				$2,020				$2,741
Changes in uncertain tax positions and other tax adjustments		15	—	(15)		2	—	(2)
Deferred income tax valuation allowance (releases) charges		52	—	(52)		(8)	—	8
Changes in fair value of securities used to hedge guaranteed living benefits	6	1	—	5	(6)	(1)	—	(5)
Change in the fair value of market risk benefits, net(a)	(418)	(88)	—	(330)	(435)	(91)	—	(344)
Changes in benefit reserves related to net realized gains (losses)	(2)	—	—	(2)	(2)	—	—	(2)
Changes in the fair value of equity securities	(40)	(8)	—	(32)	(16)	(3)	—	(13)
Loss on extinguishment of debt	21	4	—	17	—	—	—	—
Net investment income on Fortitude Re funds withheld assets	(264)	(55)	—	(209)	(155)	(32)	—	(123)
Net realized losses on Fortitude Re funds withheld assets	227	48	—	179	86	17	—	69
Net realized gains on Fortitude Re funds withheld embedded derivative	(1,137)	(239)	—	(898)	(1,757)	(369)	—	(1,388)
Net realized gains(b)	(133)	(67)	—	(66)	(846)	(172)	—	(674)
Net gain on divestitures and other	(101)	(21)	—	(80)	(6)	(1)	—	(5)
Non-operating litigation reserves and settlements	—	—	—	—	(3)	(1)	—	(2)
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	(75)	(16)	—	(59)	(62)	(13)	—	(49)
Net loss reserve discount charge	5	1	—	4	10	2	—	8
Pension expense related to a one-time lump sum payment to former employees	8	2	—	6	—	—	—	—
Integration and transaction costs associated with acquiring or divesting businesses	65	13	—	52	52	11	—	41
Restructuring and other costs	132	27	—	105	147	29	—	118
Non-recurring costs related to regulatory or accounting changes	11	3	—	8	9	2	—	7
Noncontrolling interests(d)			505	505			259	259
Adjusted pre-tax income/Adjusted after-tax income attributable to AIG common shareholders	$1,873	$493	$(215)	$1,158	$920	$189	$(80)	$644
Weighted average diluted shares outstanding				718.7				771.1
Income per common share attributable to AIG common shareholders (diluted)				$2.81				$3.55
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)				$1.61				$0.84

108	AIG | Third Quarter 2023 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Nine Months Ended September 30,	2023				2022
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(d)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(d)	After Tax
Pre-tax income (loss)/net income (loss), including noncontrolling interests	$5,204	$853	$—	$4,351	$13,543	$2,816	$—	$10,726
Noncontrolling interests			(801)	(801)			(1,051)	(1,051)
Pre-tax income (loss)/net income (loss) attributable to AIG	$5,204	$853	$(801)	$3,550	$13,543	$2,816	$(1,051)	$9,675
Dividends on preferred stock				22				22
Net income (loss) attributable to AIG common shareholders				$3,528				$9,653
Changes in uncertain tax positions and other tax adjustments		377	—	(377)		90	—	(90)
Deferred income tax valuation allowance (releases) charges		(45)	—	45		15	—	(15)
Changes in fair value of securities used to hedge guaranteed living benefits	12	2	—	10	(29)	(6)	—	(23)
Change in the fair value of market risk benefits, net(a)	(484)	(102)	—	(382)	(713)	(150)	—	(563)
Changes in benefit reserves related to net realized gains (losses)	(7)	(1)	—	(6)	(11)	(2)	—	(9)
Changes in the fair value of equity securities	(134)	(28)	—	(106)	41	9	—	32
Loss on extinguishment of debt	21	4	—	17	299	63	—	236
Net investment income on Fortitude Re funds withheld assets	(1,001)	(210)	—	(791)	(634)	(133)	—	(501)
Net realized losses on Fortitude Re funds withheld assets	396	83	—	313	312	65	—	247
Net realized gains on Fortitude Re funds withheld embedded derivative	(152)	(32)	—	(120)	(7,851)	(1,649)	—	(6,202)
Net realized (gains) losses(b)	1,023	218	—	805	(1,055)	(270)	—	(785)
(Income) loss from discontinued operations				—				1
Net gain on divestitures and other	(142)	(30)	—	(112)	(45)	(9)	—	(36)
Non-operating litigation reserves and settlements	—	—	—	—	(41)	(9)	—	(32)
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	(112)	(24)	—	(88)	(206)	(43)	—	(163)
Net loss reserve discount charge	85	18	—	67	4	1	—	3
Pension expense related to a one-time lump sum payment to former employees	75	16	—	59	—	—	—	—
Integration and transaction costs associated with acquiring or divesting businesses	196	41	—	155	136	29	—	107
Restructuring and other costs	402	84	—	318	415	85	—	330
Non-recurring costs related to regulatory or accounting changes	36	8	—	28	22	5	—	17
Net impact from elimination of international reporting lag(c)	(12)	(3)	—	(9)	—	—	—	—
Noncontrolling interests(d)			297	297			776	776
Adjusted pre-tax income/Adjusted after-tax income attributable to AIG common shareholders	$5,406	$1,229	$(504)	$3,651	$4,187	$907	$(275)	$2,983
Weighted average diluted shares outstanding				731.0				799.1
Income per common share attributable to AIG common shareholders (diluted)				$4.83				$12.08
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)				$4.99				$3.73
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
PRE-TAX INCOME (LOSS) COMPARISON
Pre-tax income (loss) was $3.6 billion in the three months ended September 30, 2023 compared to $3.9 billion in the same period in 2022. Pre-tax income (loss) was $5.2 billion in the nine months ended September 30, 2023 compared to $13.5 billion in the same period in 2022.
For the main drivers impacting AIG’s results of operations, see Net Income (Loss) Attributable to AIG Common Shareholders above.
ADJUSTED PRE-TAX INCOME (LOSS) COMPARISON
Adjusted pre-tax income (loss) was $1.9 billion in the three months ended September 30, 2023 compared to $920 million in the same period in 2022. Adjusted pre-tax income (loss) was $5.4 billion in the nine months ended September 30, 2023 compared to $4.2 billion in the same period in 2022.
For the main drivers impacting AIG’s adjusted pre-tax income (loss), see Business Segment Operations – General Insurance, Business Segment Operations – Life and Retirement, and Business Segment Operations – Other Operations.

AIG | Third Quarter 2023 Form 10-Q	109

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
General Insurance
North America - Underwriting income (loss)	$235	$(439)	$886	$223
International - Underwriting income	376	607	821	1,190
Net investment income	756	582	2,227	1,805
General Insurance	1,367	750	3,934	3,218
Life and Retirement
Individual Retirement	572	377	1,690	1,213
Group Retirement	191	193	579	614
Life Insurance	133	131	293	364
Institutional Markets	75	83	286	274
Life and Retirement	971	784	2,848	2,465
Other Operations
Other Operations before consolidation and eliminations	(468)	(467)	(1,325)	(1,086)
Consolidation and eliminations	3	(147)	(51)	(410)
Other Operations	(465)	(614)	(1,376)	(1,496)
Adjusted pre-tax income	$1,873	$920	$5,406	$4,187

110	AIG | Third Quarter 2023 Form 10-Q

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
Specialty: Products include marine, energy-related property insurance products, aviation, political risk, trade credit, trade finance and portfolio solutions, as well as our global reinsurance business AIG Re and CRS which includes multi-peril and hail coverages.
On July 3, 2023, AIG completed the sale of CRS to American Financial Group, Inc. (AFG) and in substance, AIG exited the crop business. AIG recognized a pre-tax gain of $126 million. For periods prior to the sale of CRS, the underwriting results are included in adjusted pre-tax income of General Insurance – North America.
On November 1, 2023, AIG completed the sale of Validus Re, including AlphaCat Managers Ltd. and Talbot Treaty reinsurance business to RenaissanceRe Holdings Ltd. (RenaissanceRe).
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

AIG | Third Quarter 2023 Form 10-Q	111

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

INDUSTRY AND ECONOMIC FACTORS
The results of General Insurance for the nine months ended September 30, 2023 reflect continued strong performance from our Commercial Lines portfolio and focused execution on our portfolio management strategies within Personal Insurance. Across our North America and International Commercial Lines of business we have seen increased demand for our insurance products with continued positive rate change and improvement in terms and conditions. We continue to monitor the impact of inflation, ongoing labor force and supply chain disruptions and volatile commodity prices, among other factors, on rate adequacy and loss cost trends. Similarly, we are monitoring the responsive monetary policy actions taken or anticipated to be taken by central banks, to curb inflation and the corresponding impact on market interest rates.

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

112	AIG | Third Quarter 2023 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

General Insurance – International
We are continuing to pursue growth in our most profitable lines of business and diversify our portfolio across all regions by expanding key business lines while remaining a market leader in key developed and developing markets. Overall, Commercial Lines continue to show positive rate change, particularly in our Property, Casualty, Marine and Energy portfolios and across international markets where market events or withdrawal of capability and capacity have favorably impacted pricing. We are maintaining our underwriting discipline, reducing gross and net limits where appropriate, utilizing reinsurance to reduce volatility, as well as continuing our risk selection strategy to improve profitability.
Personal Insurance focuses on individual customers, as well as group and corporate clients. Although market competition within Personal Insurance has increased, we continue to benefit from the underwriting quality and portfolio diversity.

GENERAL INSURANCE RESULTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Underwriting results:
Net premiums written	$6,462	$6,403	1%	$20,964	$19,902	5%
(Increase) decrease in unearned premiums	(40)	4	NM	(1,786)	(853)	(109)
Net premiums earned	6,422	6,407	—	19,178	19,049	1
Losses and loss adjustment expenses incurred(a)	3,828	4,326	(12)	11,432	11,726	(3)
Acquisition expenses:
Amortization of deferred policy acquisition costs	918	909	1	2,761	2,662	4
Other acquisition expenses	308	260	18	957	992	(4)
Total acquisition expenses	1,226	1,169	5	3,718	3,654	2
General operating expenses	757	744	2	2,321	2,256	3
Underwriting income (loss)	611	168	264	1,707	1,413	21
Net investment income	756	582	30	2,227	1,805	23
Adjusted pre-tax income	$1,367	$750	82%	$3,934	$3,218	22%
Loss ratio(a)	59.6	67.5	(7.9)	59.6	61.6	(2.0)
Acquisition ratio	19.1	18.2	0.9	19.4	19.2	0.2
General operating expense ratio	11.8	11.6	0.2	12.1	11.8	0.3
Expense ratio	30.9	29.8	1.1	31.5	31.0	0.5
Combined ratio(a)	90.5	97.3	(6.8)	91.1	92.6	(1.5)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(6.9)	(9.8)	2.9	(5.0)	(5.5)	0.5
Prior year development, net of reinsurance and prior year premiums	2.7	0.9	1.8	1.6	1.7	(0.1)
Accident year loss ratio, as adjusted	55.4	58.6	(3.2)	56.2	57.8	(1.6)
Accident year combined ratio, as adjusted	86.3	88.4	(2.1)	87.7	88.8	(1.1)
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

	Three Months Ended September 30,		Percentage Change in		Nine Months Ended September 30,		Percentage Change in
(in millions)	2023	2022	U.S. dollars	Original Currency	2023	2022	U.S. dollars	Original Currency
North America	$3,151	$3,138	—%	1%	$10,804	$9,690	11%	12%
International	3,311	3,265	1	1	10,160	10,212	(1)	3
Total net premiums written	$6,462	$6,403	1%	1%	$20,964	$19,902	5%	7%

AIG | Third Quarter 2023 Form 10-Q	113

ITEM 2 | Business Segment Operations | General Insurance

The following tables present General Insurance accident year catastrophes(a) by geography and number of events:

(dollars in millions)	# of Events		North America	International	Total
Three Months Ended September 30, 2023
Flooding, rainstorms and other	2		$—	$7	$7
Windstorms and hailstorms	23		188	70	258
Winter storms	2		(1)	(2)	(3)
Wildfires	2		139	19	158
Earthquakes	1		5	—	5
Reinstatement premiums			36	1	37
Total catastrophe-related charges	30		$367	$95	$462
Three Months Ended September 30, 2022
Flooding, rainstorms and other	3		$18	$—	$18
Windstorms and hailstorms	13		486	97	583
Winter storms	2		—	—	—
Earthquakes	1		—	(1)	(1)
Reinstatement premiums			52	3	55
Total catastrophe-related charges	19		$556	$99	$655
Nine Months Ended September 30, 2023
Flooding, rainstorms and other	2		$10	$85	$95
Windstorms and hailstorms	23		401	201	602
Winter storms	2		27	15	42
Wildfires	2		149	19	168
Earthquakes	1		20	14	34
Reinstatement premiums			35	—	35
Total catastrophe-related charges	30		$642	$334	$976
Nine Months Ended September 30, 2022
Flooding, rainstorms and other	3		$53	$107	$160
Windstorms and hailstorms	13		552	147	699
Winter storms	2		10	18	28
Earthquakes	1		—	21	21
Russia / Ukraine	N/A	(b)	—	85	85
Reinstatement premiums			53	18	71
Total catastrophe-related charges	19		$668	$396	$1,064
(a)Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil unrest that exceed the $10 million threshold.
(b)As the Russia/Ukraine conflict continues to evolve the number of events is yet to be determined.

114	AIG | Third Quarter 2023 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

NORTH AMERICA RESULTS

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2023	2022	Change		2023	2022	Change
Underwriting results:
Net premiums written	$3,151	$3,138	—%		$10,804	$9,690	11%
(Increase) decrease in unearned premiums	(72)	2	NM		(1,550)	(789)	(96)
Net premiums earned	3,079	3,140	(2)		9,254	8,901	4
Losses and loss adjustment expenses incurred(a)	1,975	2,757	(28)		5,732	6,214	(8)
Acquisition expenses:
Amortization of deferred policy acquisition costs	445	434	3		1,293	1,176	10
Other acquisition expenses	118	74	59		403	371	9
Total acquisition expenses	563	508	11		1,696	1,547	10
General operating expenses	306	314	(3)		940	917	3
Underwriting income (loss)	$235	$(439)	NM	%	$886	$223	297%
Loss ratio(a)	64.1	87.8	(23.7)		61.9	69.8	(7.9)
Acquisition ratio	18.3	16.2	2.1		18.3	17.4	0.9
General operating expense ratio	9.9	10.0	(0.1)		10.2	10.3	(0.1)
Expense ratio	28.2	26.2	2.0		28.5	27.7	0.8
Combined ratio(a)	92.3	114.0	(21.7)		90.4	97.5	(7.1)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(11.3)	(17.2)	5.9		(6.7)	(7.3)	0.6
Prior year development, net of reinsurance and prior year premiums	5.6	(8.6)	14.2		4.0	(0.7)	4.7
Accident year loss ratio, as adjusted	58.4	62.0	(3.6)		59.2	61.8	(2.6)
Accident year combined ratio, as adjusted	86.6	88.2	(1.6)		87.7	89.5	(1.8)
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
Business and Financial Highlights
Net Premiums Written Comparison for the Three Months Ended September 30, 2023 and 2022
Net premiums written increased by $13 million primarily driven by PCG resulting from changes in our reinsurance program, as well as growth in Property and Casualty lines driven by continued positive rate change, higher renewal retentions and strong new business production. This was partially offset by a decrease in Crop as a consequence of the CRS sale, as well as AIG Re and Financial Lines.
Net Premiums Written Comparison for the Nine Months Ended September 30, 2023 and 2022
Net premiums written increased by $1.1 billion primarily due to:
•growth in Commercial Lines ($694 million), particularly in AIG Re and Property driven by continued positive rate change, higher renewal retentions and strong new business production, partially offset by decreases in Crop as a consequence of the CRS sale, as well as Financial Lines due to volatility in capital markets and increased competition resulting in rate declines; and
•growth in Personal Insurance ($420 million) driven by PCG resulting from changes in our reinsurance program, partially offset by decreases in Travel and Warranty.
Underwriting Income (Loss) Comparison for the Three Months Ended September 30, 2023 and 2022
Underwriting income increased by $674 million primarily due to:
•net favorable prior year reserve development in 2023 compared to net adverse prior year reserve development in 2022 (14.2 points or $475 million), primarily due to favorable development in Financial Lines in 2023 compared to unfavorable development in 2022, partially offset by lower favorable development in Casualty;
•lower catastrophe losses (5.9 points or $189 million); and
•improvement in the accident year loss ratio, as adjusted (3.6 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions.
This increase was partially offset by:
•a higher expense ratio of 2.0 points reflecting a higher acquisition ratio (2.1 points) primarily driven by changes in business mix partially offset by a lower general operating expense ratio (0.1 points) resulting from continued general expense discipline as we grow the portfolio.

AIG | Third Quarter 2023 Form 10-Q	115

ITEM 2 | Business Segment Operations | General Insurance

Underwriting Income (Loss) Comparison for the Nine Months Ended September 30, 2023 and 2022
Underwriting income increased by $663 million primarily due to:
•net favorable prior year reserve development in 2023 compared to net unfavorable development in 2022 (4.7 points or $458 million), primarily due to favorable development in Financial Lines in 2023 compared to unfavorable development in 2022 partially offset by lower favorable development in Casualty;
•premium growth with improvement in the accident year loss ratio, as adjusted (2.6 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions; and
•lower catastrophe losses (0.6 points or $26 million).
This increase was partially offset by
•a higher expense ratio of 0.8 points reflecting a higher acquisition ratio (0.9 points) primarily driven by changes in business mix, partially offset by a lower general operating expense ratio (0.1 points) resulting from continued general expense discipline as we grow the portfolio.
INTERNATIONAL RESULTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Underwriting results:
Net premiums written	$3,311	$3,265	1%	$10,160	$10,212	(1)%
(Increase) decrease in unearned premiums	32	2	NM	(236)	(64)	(269)
Net premiums earned	3,343	3,267	2	9,924	10,148	(2)
Losses and loss adjustment expenses incurred	1,853	1,569	18	5,700	5,512	3
Acquisition expenses:
Amortization of deferred policy acquisition costs	473	475	—	1,468	1,486	(1)
Other acquisition expenses	190	186	2	554	621	(11)
Total acquisition expenses	663	661	—	2,022	2,107	(4)
General operating expenses	451	430	5	1,381	1,339	3
Underwriting income	$376	$607	(38)%	$821	$1,190	(31)%
Loss ratio	55.4	48.0	7.4	57.4	54.3	3.1
Acquisition ratio	19.8	20.2	(0.4)	20.4	20.8	(0.4)
General operating expense ratio	13.5	13.2	0.3	13.9	13.2	0.7
Expense ratio	33.3	33.4	(0.1)	34.3	34.0	0.3
Combined ratio	88.7	81.4	7.3	91.7	88.3	3.4
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(2.8)	(3.0)	0.2	(3.3)	(3.8)	0.5
Prior year development, net of reinsurance and prior year premiums	0.1	10.2	(10.1)	(0.8)	3.7	(4.5)
Accident year loss ratio, as adjusted	52.7	55.2	(2.5)	53.3	54.2	(0.9)
Accident year combined ratio, as adjusted	86.0	88.6	(2.6)	87.6	88.2	(0.6)

116	AIG | Third Quarter 2023 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

Business and Financial Highlights
Net Premiums Written Comparison for the Three Months Ended September 30, 2023 and 2022
Net premiums written, excluding the impact of unfavorable foreign exchange ($1 million), increased by $47 million due to:
•growth in Personal Insurance ($27 million) driven by Individual Travel, Personal Auto and Warranty, partially offset by lower production in PCG; and
•growth in Commercial Lines ($20 million), notably in Property and Specialty driven by continued positive rate change and strong new business production, partially offset by a decrease in Financial Lines.
Net Premiums Written Comparison for the Nine Months Ended September 30, 2023 and 2022
Net premiums written, excluding the impact of unfavorable foreign exchange ($344 million), increased by $292 million due to:
•growth in Commercial Lines ($258 million), notably in Property and Specialty driven by continued positive rate change and strong new business production, partially offset by a decrease in Financial Lines due to volatility in capital markets and increased competition resulting in rate declines; and
•growth in Personal Insurance ($34 million) driven by Individual Travel and Personal Auto, partially offset by lower production in PCG.
Underwriting Income (Loss) Comparison for the Three Months Ended September 30, 2023 and 2022
Underwriting income decreased by $231 million primarily due to:
•lower net favorable prior year reserve development (10.1 points or $314 million), primarily due to lower favorable development in Specialty and Personal Auto, partially offset by favorable development in Financial Lines in 2023.
This decrease was partially offset by:
•premium growth with improvement in the accident year loss ratio, as adjusted (2.5 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions;
•lower catastrophe losses (0.2 points or $4 million); and
•a lower expense ratio (0.1 points) reflecting a lower acquisition ratio (0.4 points) primarily driven by changes in business mix, partially offset by an increase in the general operating expense ratio (0.3 points).
Underwriting Income (Loss) Comparison for the Nine Months Ended September 30, 2023 and 2022
Underwriting income decreased by $369 million primarily due to:
•net unfavorable prior year reserve development of $65 million in 2023 compared to net favorable development in 2022 of $384 million (4.5 points or $449 million), primarily as a result of lower favorable development in Specialty and higher unfavorable development in Casualty, partially offset by favorable development in Financial Lines in 2023 ; and
•a higher expense ratio (0.3 points) reflecting an increase in the general operating expense ratio (0.7 points), partially offset by a lower acquisition ratio (0.4 points) primarily driven by changes in business mix and improved commission terms.
This decrease was partially offset by:
•improvement in the accident year loss ratio, as adjusted (0.9 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions; and
•lower catastrophe losses (0.5 points or $62 million).

AIG | Third Quarter 2023 Form 10-Q	117

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

Group Retirement: Known in the marketplace as Corebridge Retirement Services. Products and services consist of record-keeping, plan administrative and compliance services, financial planning and advisory solutions offered to employer defined contribution plans and their participants, along with proprietary and non-proprietary annuities and advisory and brokerage products offered outside of plans.

Retirement Services offers its products and services through The Variable Annuity Life Insurance Company and its subsidiaries, VALIC Financial Advisors, Inc. and VALIC Retirement Services Company.
Retirement Services employee financial advisors serve individual clients, including in-plan enrollment support and education, and comprehensive financial planning services.

Life Insurance: In the U.S., products primarily include term life and universal life insurance distributed through independent marketing organizations, independent insurance agents, financial advisors and direct marketing. International operations primarily include the distribution of life and health products in the UK and Ireland. Corebridge previously announced agreements to sell Laya and AIG Life. The sale of Laya closed on October 31, 2023 and the AIG Life sale is expected to close in the first half of 2024.

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

118	AIG | Third Quarter 2023 Form 10-Q

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
Corebridge previously announced agreements to sell Laya and AIG Life. The sale of Laya closed on October 31, 2023 and the AIG Life sale is expected to close in the first half of 2024.

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

AIG | Third Quarter 2023 Form 10-Q	119

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

120	AIG | Third Quarter 2023 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

For additional information on the separation of Life and Retirement, see Note 1 to the Condensed Consolidated Financial Statements and Part I, Item 1A. Risk Factors – Business and Operations – “No assurances can be given that the separation of our Life and Retirement business will be completed or as to the specific terms or timing thereof. In addition, we may not achieve the expected benefits of the separation and will have continuing equity market exposure to Corebridge until we fully divest our stake” in the 2022 Annual Report.
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
IMPACT OF LDTI ADOPTION
The following table presents the impacts in connection with the adoption of LDTI on our previously reported APTI results for our Life and Retirement segment:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI
(in millions)
Adjusted revenues:
Premiums	$1,404	$(6)	$1,398	$3,363	$1	$3,364
Policy fees	732	3	735	2,238	(44)	2,194
Total adjusted revenues	4,336	(3)	4,333	12,356	(43)	12,313
Benefits and expenses:
Policyholder benefits	1,888	(133)	1,755	4,985	(465)	4,520
Interest credited to policyholder account balances	943	7	950	2,716	26	2,742
Amortization of deferred policy acquisition costs	315	(54)	261	896	(141)	755
Non deferrable insurance commissions	156	(18)	138	483	(52)	431
Total benefits and expenses	3,747	(198)	3,549	10,480	(632)	9,848
Adjusted pre-tax income	589	195	784	1,876	589	2,465

LIFE AND RETIREMENT RESULTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Adjusted revenues:
Premiums	$810	$1,398	(42)%	$5,555	$3,364	65%
Policy fees	702	735	(4)	2,094	2,194	(5)
Net investment income	2,465	2,004	23	7,220	6,122	18
Advisory fee and other income	203	196	4	598	633	(6)
Total adjusted revenues	4,180	4,333	(4)	15,467	12,313	26
Benefits and expenses:
Policyholder benefits	1,216	1,755	(31)	6,801	4,520	50
Interest credited to policyholder account balances	1,131	950	19	3,211	2,742	17
Amortization of deferred policy acquisition costs	271	261	4	789	755	5
Non deferrable insurance commissions	146	138	6	435	431	1
Advisory fee expenses	65	65	—	194	201	(3)
General operating expenses	380	373	2	1,186	1,181	—
Interest expense	—	7	NM	3	18	(83)
Total benefits and expenses	3,209	3,549	(10)	12,619	9,848	28
Adjusted pre-tax income	$971	$784	24%	$2,848	$2,465	16%
Our insurance companies generate significant revenues from investment activities. As a result, the operating segments in Life and Retirement are significantly impacted by variances in net investment income on the asset portfolios that support insurance liabilities and surplus.
For additional information on our investment strategy, asset-liability management process and invested asset composition, see Investments.

AIG | Third Quarter 2023 Form 10-Q	121

ITEM 2 | Business Segment Operations | Life and Retirement

INDIVIDUAL RETIREMENT RESULTS

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2023	2022	Change		2023	2022	Change
Adjusted revenues:
Premiums	$29	$56	(48)%		$173	$172	1%
Policy fees	182	192	(5)		528	563	(6)
Net investment income	1,242	945	31		3,603	2,834	27
Advisory fee and other income	107	108	(1)		318	346	(8)
Total adjusted revenues	1,560	1,301	20		4,622	3,915	18
Benefits and expenses:
Policyholder benefits	29	69	(58)		165	212	(22)
Interest credited to policyholder account balances	582	492	18		1,654	1,412	17
Amortization of deferred policy acquisition costs	150	138	9		422	380	11
Non deferrable insurance commissions	90	87	3		270	265	2
Advisory fee expenses	35	34	3		105	106	(1)
General operating expenses	102	100	2		314	318	(1)
Interest expense	—	4	NM		2	9	(78)
Total benefits and expenses	988	924	7		2,932	2,702	9
Adjusted pre-tax income	$572	$377	52%		$1,690	$1,213	39%
Fixed annuities base net investment spread:
Base yield*	5.10%	4.07%	103	bps	4.97%	3.86%	111	bps
Cost of funds	2.97	2.71	26		2.89	2.68	21
Fixed annuities base net investment spread	2.13%	1.36%	77	bps	2.08%	1.18%	90	bps
Variable and fixed index annuities base net investment spread:
Base yield*	4.77%	3.92%	85	bps	4.57%	3.81%	76	bps
Cost of funds	1.98	1.53	45		1.87	1.48	39
Variable and fixed index annuities base net investment spread	2.79%	2.39%	40	bps	2.70%	2.33%	37	bps
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for the Three Months Ended September 30, 2023 and 2022
Adjusted pre-tax income increased $195 million primarily due to higher net investment spread income ($207 million) primarily driven by higher base portfolio spread income ($186 million) due to improved base portfolio yields and higher alternative investment income ($18 million).
Adjusted Pre-Tax Income (Loss) Comparison for the Nine Months Ended September 30, 2023 and 2022
Adjusted pre-tax income increased $477 million primarily due to higher net investment spread income ($527 million) primarily driven by higher base portfolio spread income ($621 million) due to improved base yields and higher yield enhancement income ($23 million), partially offset by lower alternative investment income ($117 million).
This increase was partially offset by lower policy and advisory fee income, net of advisory fee expenses ($62 million), primarily due to lower average variable annuity separate account asset values driven by negative net flows.

122	AIG | Third Quarter 2023 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

INDIVIDUAL RETIREMENT GAAP PREMIUMS, PREMIUMS AND DEPOSITS, SURRENDERS AND NET FLOWS
Premiums and deposits is a non-GAAP financial measure that includes, in addition to direct and assumed premiums, deposits received on investment-type annuity contracts.
Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits.
The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Premiums	$29	$56	$173	$172
Deposits	3,935	3,740	12,726	11,136
Other	(3)	(4)	(10)	(15)
Premiums and deposits	$3,961	$3,792	$12,889	$11,293
The following table presents Individual Retirement premiums and deposits and net flows by product line:

	Premiums and Deposits		Net Flows		Premiums and Deposits		Net Flows
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Fixed annuities	$1,339	$1,316	$(1,356)	$(250)	$4,855	$4,269	$(2,561)	$(47)
Fixed index annuities	2,224	1,745	1,519	1,306	6,598	4,567	4,519	3,371
Variable annuities	398	731	(906)	(360)	1,436	2,457	(2,397)	(1,126)
Total	$3,961	$3,792	$(743)	$696	$12,889	$11,293	$(439)	$2,198
Premiums and Deposits and Net Flow Comparison for the Three Months Ended September 30, 2023 and 2022
Fixed Annuities Net outflows increased ($1.1 billion) over the prior year, primarily due to higher surrenders and withdrawals ($965 million) and higher death benefits ($164 million), partially offset by higher premiums and deposits ($23 million) due to higher interest rates.
Fixed Index Annuities Net inflows increased ($213 million) primarily due to higher premiums and deposits ($479 million) driven by competitive pricing and higher interest rates, partially offset by higher surrenders and withdrawals ($245 million) and higher death benefits ($21 million).
Variable Annuities Net outflows increased ($546 million) primarily due to lower premiums and deposits ($333 million) driven by market volatility, higher surrenders and withdrawals ($209 million) and higher death benefits ($4 million).
Premiums and Deposits and Net Flow Comparison for the Nine Months Ended September 30, 2023 and 2022
Fixed Annuities Net outflows increased $2.5 billion over the prior year, primarily due to higher surrenders and withdrawals ($3.0 billion) and higher death benefits ($81 million). Partially offset by higher premiums and deposits ($586 million) due to competitive pricing and higher interest rates.
Fixed Index Annuities Net inflows increased ($1.1 billion) primarily due to higher premiums and deposits ($2.0 billion), due to competitive pricing and higher interest rates, partially offset by higher surrenders and withdrawals ($818 million) and higher death benefits ($65 million).
Variable Annuities Net outflows increased ($1.3 billion) primarily due to lower premiums and deposits ($1.0 billion), due to market volatility and higher surrenders and withdrawals ($287 million); partially offset by lower death benefits ($37 million).

AIG | Third Quarter 2023 Form 10-Q	123

ITEM 2 | Business Segment Operations | Life and Retirement

The following table presents surrenders rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed annuities	17.7%	9.7%	16.2%	8.1%
Fixed index annuities	6.4	4.6	6.6	4.2
Variable annuities	7.9	6.4	7.6	6.3
The following table presents account value for fixed annuities and variable and fixed index annuities by surrender charge category:

	September 30, 2023			December 31, 2022
(in millions)	Fixed Annuities	Fixed Index Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities	Variable Annuities
No surrender charge	$22,357	$1,669	$27,443	$24,889	$2,270	$27,037
Greater than 0% - 2%	1,040	2,809	6,360	1,783	1,353	6,962
Greater than 2% - 4%	2,804	6,392	5,081	2,256	4,532	5,081
Greater than 4%	20,147	27,318	11,335	18,905	25,196	12,082
Non-surrenderable(a)	2,361	—	1,156	2,453	—	1,155
Total account value(b)	$48,709	$38,188	$51,375	$50,286	$33,351	$52,317
(a)The non-surrenderable portion of variable annuities relates to funding agreements.
(b)Includes payout Immediate Annuities and funding agreements.
Individual Retirement annuities are typically subject to a three- to seven-year surrender charge period, depending on the product. For fixed and fixed index annuities, the proportion of account value subject to surrender charge at September 30, 2023 increased compared to December 31, 2022 primarily due to growth in business. The increase in the proportion of account value with no surrender charge for variable annuities as of September 30, 2023 compared to December 31, 2022 was principally due to normal aging of business.
GROUP RETIREMENT RESULTS

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2023	2022	Change		2023	2022	Change
Adjusted revenues:
Premiums	$6	$3	100%		$16	$16	—%
Policy fees	102	101	1		304	319	(5)
Net investment income	502	494	2		1,511	1,511	—
Advisory fee and other income	78	74	5		230	232	(1)
Total adjusted revenues	688	672	2		2,061	2,078	(1)
Benefits and expenses:
Policyholder benefits	12	5	140		27	28	(4)
Interest credited to policyholder account balances	298	289	3		883	859	3
Amortization of deferred policy acquisition costs	21	20	5		62	59	5
Non deferrable insurance commissions	29	31	(6)		90	89	1
Advisory fee expenses	29	31	(6)		87	95	(8)
General operating expenses	108	101	7		332	329	1
Interest expense	—	2	NM		1	5	(80)
Total benefits and expenses	497	479	4		1,482	1,464	1
Adjusted pre-tax income	$191	$193	(1)%		$579	$614	(6)%
Base net investment spread:
Base yield*	4.30%	4.18%	12	bps	4.27%	3.99%	28	bps
Cost of funds	2.78	2.61	17		2.74	2.60	14
Base net investment spread	1.52%	1.57%	(5)	bps	1.53%	1.39%	14	bps
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

124	AIG | Third Quarter 2023 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for the Three Months Ended September 30, 2023 and 2022
Adjusted pre-tax income decreased ($2 million) primarily due to:
•lower net investment spread income ($1 million) primarily driven by lower base portfolio spread income ($7 million) and lower yield enhancement income ($5 million), partially offset by higher alternative investment income ($11 million).
Adjusted Pre-Tax Income (Loss) Comparison for the Nine Months Ended September 30, 2023 and 2022
Adjusted pre-tax income decreased $35 million primarily due to:
•lower net investment spread income ($24 million) primarily driven by lower alternative investment income ($76 million), partially offset by higher base portfolio spread income ($49 million); and
•lower policy and advisory fee income, net of advisory fee expenses of ($9 million) due to lower average separate account assets driven by negative net flows.
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
The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits and net flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Premiums	$6	$3	$16	$16
Deposits	1,825	2,036	5,984	5,683
Premiums and deposits*	$1,831	$2,039	$6,000	$5,699
Net Flows	$(2,188)	$(788)	$(4,753)	$(2,155)
*Excludes client deposits into advisory and brokerage accounts of $1.8 billion and $1.6 billion for the nine months ended September 30, 2023 and 2022, respectively.
Premiums and Deposits and Net Flow Comparison for the Three Months Ended September 30, 2023 and 2022
Net outflows were ($1.4 billion) higher compared to the prior year primarily due to higher surrenders and withdrawals ($1.2 billion), lower premiums and deposits ($208 million) and higher death and payout annuity benefits ($12 million). Large plan acquisitions and surrenders resulted in lower net flows of ($1.0 billion) compared to the prior year. Excluding large plan acquisitions and surrenders, net outflows were concentrated in variable annuity products with higher contractual guaranteed minimum crediting rates.
Premiums and Deposits and Net Flow Comparison for the Nine Months Ended September 30, 2023 and 2022
Net outflows were ($2.6 billion) higher compared to the prior year primarily due to higher surrenders and withdrawals ($2.9 billion), partially offset by higher premiums and deposits ($301 million) and lower death and payout annuity benefits ($34 million). Large plan acquisitions and surrenders resulted in lower net flows of ($1.4 billion) compared to the prior year. Excluding large plan acquisitions and surrenders, net outflows were concentrated in variable annuity products with higher contractual guaranteed minimum crediting rates.
The following table presents Group Retirement surrenders rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Surrender rates	14.5%	10.4%	12.9%	8.8%

AIG | Third Quarter 2023 Form 10-Q	125

ITEM 2 | Business Segment Operations | Life and Retirement

The following table presents account value for Group Retirement annuities by surrender charge category:

(in millions)	September 30, 2023(a)	December 31, 2022(b)
No surrender charge(b)	$68,533	$69,885
Greater than 0% - 2%	1,159	454
Greater than 2% - 4%	1,735	435
Greater than 4%	5,374	6,281
Non-surrenderable	476	945
Total account value(c)	$77,277	$78,000
(a)Excludes mutual fund assets under administration of $25.0 billion and $24.0 billion at September 30, 2023 and December 31, 2022, respectively.
(b)Group Retirement amounts in this category include account values in the general account of approximately $4.2 billion and $4.5 billion at September 30, 2023 and December 31, 2022, respectively, which are subject to 20 percent annual withdrawal limitations at the participant level and account value in the general account of $5.4 billion and $5.8 billion at September 30, 2023 and December 31, 2022, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.
(c)Includes payout Immediate Annuities and funding agreements.
Group Retirement annuity deposits are typically subject to a five- to seven-year surrender charge period, depending on the product. At September 30, 2023, Group Retirement annuity account value with no surrender charge decreased compared to December 31, 2022 primarily due to decreases in assets under management from negative net flows, partially offset by higher equity markets.

LIFE INSURANCE RESULTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Adjusted revenues:
Premiums	$575	$535	7%	$1,680	$1,638	3%
Policy fees	371	393	(6)	1,117	1,167	(4)
Net investment income	313	308	2	959	1,016	(6)
Other income	17	14	21	49	54	(9)
Total adjusted revenues	1,276	1,250	2	3,805	3,875	(2)
Benefits and expenses:
Policyholder benefits	786	763	3	2,421	2,400	1
Interest credited to policyholder account balances	86	84	2	253	256	(1)
Amortization of deferred policy acquisition costs	98	101	(3)	299	311	(4)
Non deferrable insurance commissions	22	16	38	61	62	(2)
Advisory fee expenses	1	—	NM	2	—	NM
General operating expenses	150	154	(3)	476	479	(1)
Interest expense	—	1	NM	—	3	NM
Total benefits and expenses	1,143	1,119	2	3,512	3,511	—
Adjusted pre-tax income	$133	$131	2%	$293	$364	(20)%
Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for the Three Months Ended September 30, 2023 and 2022
Adjusted pre-tax income increased $2 million primarily due to higher net investment income, net of interest credited ($3 million), primarily driven by higher base portfolio income.
Adjusted Pre-Tax Income (Loss) Comparison for the Nine Months Ended September 30, 2023 and 2022
Adjusted pre-tax income decreased $71 million primarily due to:
•lower net investment income, net of interest credited ($54 million), primarily driven by lower alternative investment and yield enhancement income ($94 million) primarily due to lower equity partnership performance and reduced gains on calls, partially offset by higher base portfolio spread income ($40 million);
•lower premiums and fees, net of policyholder benefits and reserves ($23 million), primarily due to international life, partially offset by mortality; and
•a less favorable impact from the review and update of actuarial assumptions compared to prior year ($6 million).

126	AIG | Third Quarter 2023 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

LIFE INSURANCE GAAP PREMIUMS AND PREMIUMS AND DEPOSITS
Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life and international life and health. Premiums, excluding the effect of foreign exchange, increased $21 million and $37 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.
Premiums and deposits, excluding the effect of foreign exchange, increased $11 million and $40 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to growth in international life premiums.
The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Premiums	$575	$535	$1,680	$1,638
Deposits	393	405	1,175	1,190
Other*	232	226	677	664
Premiums and deposits	$1,200	$1,166	$3,532	$3,492
*Other principally consists of adding back ceded premiums to reflect the gross premiums and deposits.

INSTITUTIONAL MARKETS RESULTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Adjusted revenues:
Premiums	$200	$804	(75)%	$3,686	$1,538	140%
Policy fees	47	49	(4)	145	145	—
Net investment income	408	257	59	1,147	761	51
Other income	1	—	NM	1	1	—
Total adjusted revenues	656	1,110	(41)	4,979	2,445	104
Benefits and expenses:
Policyholder benefits	389	918	(58)	4,188	1,880	123
Interest credited to policyholder account balances	165	85	94	421	215	96
Amortization of deferred policy acquisition costs	2	2	—	6	5	20
Non deferrable insurance commissions	5	4	25	14	15	(7)
General operating expenses	20	18	11	64	55	16
Interest expense	—	—	NM	—	1	NM
Total benefits and expenses	581	1,027	(43)	4,693	2,171	116
Adjusted pre-tax income	$75	$83	(10)%	$286	$274	4%
Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for the Three Months Ended September 30, 2023 and 2022
Adjusted pre-tax income decreased $8 million primarily due to:
•lower premiums primarily on new pension risk transfer business ($0.6 billion); and
•higher interest credited on policyholder account balances, primarily related to the GIC business ($80 million).
Partially offset by:
•lower policyholder benefits primarily on new pension risk transfer business ($0.5 billion); and
•higher net investment income ($151 million) primarily driven by higher base portfolio income.

AIG | Third Quarter 2023 Form 10-Q	127

ITEM 2 | Business Segment Operations | Life and Retirement

Adjusted Pre-Tax Income (Loss) Comparison for the Nine Months Ended September 30, 2023 and 2022
Adjusted pre-tax income increased $12 million primarily due to:
•higher premiums primarily on new pension risk transfer business ($2.1 billion); and
•higher net investment income ($386 million) primarily driven by higher base portfolio income.
Partially offset by:
•higher policyholder benefits (including interest accretion) primarily on new pension risk transfer business ($2.3 billion); and
•higher interest credited on policyholder account balances, primarily related to the GIC business ($206 million).
INSTITUTIONAL MARKETS GAAP PREMIUMS AND PREMIUMS AND DEPOSITS
Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums decreased $604 million in the three months ended September 30, 2023 and increased $2.1 billion in the nine months ended September 30, 2023, compared to the same periods in 2022 primarily driven by the transactional nature of the pension risk transfer business (direct and assumed reinsurance).
Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on investment-type annuity contracts. Deposits primarily include GICs, FHLB funding agreements and structured settlement annuities with no life contingencies.
Premiums and deposits increased $359 million in the three months ended September 30, 2023, compared to the same period in 2022 primarily due to higher deposits on new GICs, partially offset by lower premiums on pension risk transfer business. Premiums and deposits increased $4.6 billion in the nine months ended September 30, 2023, compared to the same period in 2022 primarily due to higher deposits on new GICs and higher premiums on pension risk transfer business.
The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Premiums	$200	$804	$3,686	$1,538
Deposits	2,048	1,085	3,620	1,213
Other*	8	8	23	23
Premiums and deposits	$2,256	$1,897	$7,329	$2,774
*Other principally consists of adding back ceded premiums to reflect the gross premiums and deposits.

128	AIG | Third Quarter 2023 Form 10-Q

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

OTHER OPERATIONS RESULTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Adjusted revenues:
Premiums	$17	$15	13%	$50	$65	(23)%
Net investment income:
Interest and dividends	75	78	(4)	278	238	17
Alternative investments	(32)	46	NM	(9)	482	NM
Other investment income (loss)	4	(20)	NM	(12)	(167)	93
Investment expenses	(13)	2	NM	(25)	(11)	(127)
Total net investment income	34	106	(68)	232	542	(57)
Other income	5	5	—	17	20	(15)
Total adjusted revenues	56	126	(56)	299	627	(52)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	1	4	(75)	7	27	(74)
Acquisition expenses:
Amortization of deferred policy acquisition costs	—	—	NM	—	5	NM
Other acquisition expenses	—	(1)	NM	(3)	(3)	—
Total acquisition expenses	—	(1)	NM	(3)	2	NM
General operating expenses:
Corporate and Other	243	294	(17)	723	804	(10)
Asset Management	10	8	25	24	38	(37)
Amortization of intangible assets	4	10	(60)	22	30	(27)
Total General operating expenses	257	312	(18)	769	872	(12)
Interest expense:
Corporate and Other	242	221	10	727	665	9
Asset Management*	24	57	(58)	124	147	(16)
Total interest expense	266	278	(4)	851	812	5
Total benefits, losses and expenses	524	593	(12)	1,624	1,713	(5)
Adjusted pre-tax loss before consolidation and eliminations	(468)	(467)	—	(1,325)	(1,086)	(22)
Consolidation and eliminations	3	(147)	NM	(51)	(410)	88
Adjusted pre-tax loss	$(465)	$(614)	24%	$(1,376)	$(1,496)	8%
Adjusted pre-tax income (loss) by activities:
Corporate and Other	$(421)	$(518)	19%	$(1,270)	$(1,559)	19%
Asset Management	(47)	51	NM	(55)	473	NM
Consolidation and eliminations	3	(147)	NM	(51)	(410)	88
Adjusted pre-tax loss	$(465)	$(614)	24%	$(1,376)	$(1,496)	8%
*Interest – Asset Management primarily represents interest expense on consolidated investment entities of $20 million and $56 million in the three months ended September 30, 2023 and 2022, respectively, and $116 million and $143 million in the nine months ended September 30, 2023 and 2022, respectively.

AIG | Third Quarter 2023 Form 10-Q	129

ITEM 2 | Business Segment Operations | Other Operations

THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations of $468 million in 2023 compared to $467 million in 2022, an increase of $1 million, was primarily due to:
•lower net investment income associated with consolidated investment entities of $130 million;
•lower corporate general operating expenses of $51 million primarily driven by lower information technology expenses of $18 million and other operating expenses of $33 million; and
•lower interest expense of $12 million primarily lower interest expense associated with consolidated investments entities due to higher interest rates of $33 million and interest savings of $18 million from $8.6 billion debt repurchases, through cash tender offers and debt redemption in 2022 partially offset by interest expense of $40 million on the $1.5 billion draw down on Corebridge 3-Year Delayed Draw Term Loan, $1.0 billion junior subordinated debt issued by Corebridge in 2022 and $750 million AIG senior unsecured debt.
Adjusted pre-tax gain on consolidation and eliminations of $3 million in 2023 compared to losses of $147 million in 2022, an increase of $150 million, was primarily due to the elimination of the insurance companies’ net investment income from their investment in the consolidated investment entities of $166 million.
NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations of $1.3 billion in 2023 compared to $1.1 billion in 2022, an increase of $239 million, was primarily due to:
•lower net investment income associated with consolidated investment entities of $564 million, partially offset by the absence of 2022 mark to market losses on CLO of $286 million;
•lower corporate general operating expenses of $81 million primarily driven by a reduction in information technology expenses of $35 million and other operating expenses of $46 million; and
•higher interest expense of $39 million primarily driven by interest expense of $178 million on the $6.5 billion Corebridge senior unsecured notes, $1.5 billion draw down on Corebridge 3-Year Delayed Draw Term Loan and $1.0 billion junior subordinated debt issued by Corebridge in 2022, partially offset by interest savings of $132 million from $9.4 billion debt repurchases, through cash tender offers and debt redemption in 2022 and lower interest expense associated with consolidated investments entities due to higher interest rates of $23 million.
Adjusted pre-tax loss on consolidation and eliminations of $51 million in 2023 compared to $410 million in 2022, a decrease of $359 million, was primarily due to the elimination of the insurance companies’ net investment income from their investment in the consolidated investment entities of $379 million.

130	AIG | Third Quarter 2023 Form 10-Q

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
Over the past several quarters inflation has continued to remain elevated, which has led to significant increases in interest rates by the Board of Governors of the Federal Reserve System. This has also led to a significant rise in interest rates across the yield curve and a widening of credit spreads reflecting ongoing recession concerns.
Our Investment Management Agreements with Blackstone Inc.
In 2021, AIG entered into a long-term asset management relationship with Blackstone Inc. and its investment advisory affiliates (Blackstone), pursuant to which Blackstone initially managed $50 billion of Corebridge’s existing investment portfolio, with that amount increasing to an aggregate of $92.5 billion over the next five years. As of September 30, 2023, Blackstone manages $55 billion in book value of assets in Corebridge's investment portfolio. As these assets run-off, we expect Blackstone to reinvest primarily in Blackstone-originated investments across a range of asset classes, including private and structured credit, and commercial and residential real estate securitized and whole loans. We continue to manage asset allocation and portfolio-level risk management decisions with respect to any assets managed by Blackstone, ensuring that we maintain a consistent level of oversight across our entire investment portfolio considering our asset-liability matching needs, risk appetite and capital positions.
Our Investment Management Agreements with BlackRock, Inc.
Since April 2022, AIG and Corebridge insurance company subsidiaries have entered into separate investment management agreements with BlackRock, Inc. and its investment advisory affiliates (BlackRock). Certain additional insurance company subsidiaries will also enter into such investment management agreements over the coming months. As of September 30, 2023, BlackRock manages $131 billion of our investment portfolio, consisting of liquid fixed income and certain private placement assets, including $68 billion of Corebridge assets. In addition, liquid fixed income assets associated with the Fortitude Re portfolio were separately transferred to BlackRock for management.
For additional information, see Note 1 to the Condensed Consolidated Financial Statements.

INVESTMENT HIGHLIGHTS IN THE NINE MONTHS ENDED SEPTEMBER 30, 2023

•Blended investment yields on new investments are higher than blended rates on investments that were sold, matured or called during this period. We continued to make investments in structured securities and other fixed maturity securities with attractive risk-adjusted return characteristics to improve yields and increase net investment income.
•The higher interest rate environment has contributed to higher income in the base portfolio for the nine months ended September 30, 2023 compared to the same period in the prior year. Total Net investment income decreased for the nine months ended September 30, 2023 compared to the same period in the prior year, primarily due to lower returns in our private equity and hedge fund portfolios and lower income in our available for sale fixed security portfolio primarily driven by lower call and prepayment income.

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

AIG | Third Quarter 2023 Form 10-Q	131

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
Fixed maturity securities of the Life and Retirement companies’ domestic operations have an average duration of 6.7 years.
In addition, the Life and Retirement companies seek to enhance surplus portfolio returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved returns in excess of the fixed maturity portfolio returns.

132	AIG | Third Quarter 2023 Form 10-Q

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
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

September 30, 2023
(in millions)
NAIC Designation	1	2	Total Investment Grade	3	4	5	6	Total Below Investment Grade	Total
Other fixed maturity securities	$82,738	$62,398	$145,136	$6,063	$4,991	$712	$51	$11,817	$156,953
Mortgage-backed, asset-backed and collateralized	55,255	6,735	61,990	263	374	57	132	826	62,816
Total*	$137,993	$69,133	$207,126	$6,326	$5,365	$769	$183	$12,643	$219,769
*Excludes $11 million of fixed maturity securities for which no NAIC Designation is available.
The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

September 30, 2023
(in millions)
Composite AIG Credit Rating	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
Other fixed maturity securities	$84,988	$59,675	$144,663	$6,281	$5,311	$698	$12,290	$156,953
Mortgage-backed, asset-backed and collateralized	49,628	7,478	57,106	503	664	4,543	5,710	62,816
Total*	$134,616	$67,153	$201,769	$6,784	$5,975	$5,241	$18,000	$219,769
*Excludes $11 million of fixed maturity securities for which no NAIC Designation is available.
CREDIT RATINGS
At September 30, 2023, approximately 89 percent of our fixed maturity securities were held by our domestic entities. Approximately 92 percent of these securities were rated investment grade by one or more of the principal rating agencies.
Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At September 30, 2023, approximately 93 percent of such investments were either rated investment grade or, on the basis of analysis of our investment managers, were equivalent from a credit standpoint to securities rated investment grade. Approximately 27 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.
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

AIG | Third Quarter 2023 Form 10-Q	133

ITEM 2 | Investments

For information regarding credit risks associated with investments see Part II, Item 7. MD&A – Enterprise Risk Management in the 2022 Annual Report.
The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
(in millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Rating:
Other fixed maturity securities
AAA	$7,184	$13,477	$34	$36	$7,218	$13,513
AA	35,795	31,061	885	810	36,680	31,871
A	40,909	45,618	181	244	41,090	45,862
BBB	58,480	63,173	1,194	1,043	59,674	64,216
Below investment grade	11,742	16,538	445	432	12,187	16,970
Non-rated	105	175	9	4	114	179
Total	$154,215	$170,042	$2,748	$2,569	$156,963	$172,611
Mortgage-backed, asset-backed and collateralized
AAA	$14,615	$20,729	$216	$253	$14,831	$20,982
AA	26,040	15,706	727	659	26,767	16,365
A	7,690	7,186	340	289	8,030	7,475
BBB	6,846	6,857	632	578	7,478	7,435
Below investment grade	5,493	5,509	169	125	5,662	5,634
Non-rated	41	127	8	12	49	139
Total	$60,725	$56,114	$2,092	$1,916	$62,817	$58,030
Total
AAA	$21,799	$34,206	$250	$289	$22,049	$34,495
AA	61,835	46,767	1,612	1,469	63,447	48,236
A	48,599	52,804	521	533	49,120	53,337
BBB	65,326	70,030	1,826	1,621	67,152	71,651
Below investment grade	17,235	22,047	614	557	17,849	22,604
Non-rated	146	302	17	16	163	318
Total	$214,940	$226,156	$4,840	$4,485	$219,780	$230,641
Available-for-Sale Investments
The following table presents the fair value of our available-for-sale securities:

(in millions)	September 30, 2023	December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$5,954	$6,619
Obligations of states, municipalities and political subdivisions	10,446	12,099
Non-U.S. governments	11,724	13,485
Corporate debt	126,091	137,839
Mortgage-backed, asset-backed and collateralized:
RMBS	18,731	18,817
CMBS	13,510	14,193
CLO/ABS	28,484	23,104
Total mortgage-backed, asset-backed and collateralized	60,725	56,114
Total bonds available for sale*	$214,940	$226,156
*At September 30, 2023 and December 31, 2022, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $17.4 billion and $22.3 billion, respectively.

134	AIG | Third Quarter 2023 Form 10-Q

ITEM 2 | Investments

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

(in millions)	September 30, 2023	December 31, 2022
Canada	$1,285	$1,312
Germany	925	856
Japan	664	812
France	592	636
United Kingdom	468	446
Indonesia	404	514
Chile	362	401
Australia	360	441
Mexico	344	379
Israel	302	368
Other	6,051	7,386
Total	$11,757	$13,551
The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	September 30, 2023					December 31, 2022 Total
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products	Total
Euro-Zone countries:
Germany	$925	$183	$2,191	$—	$3,299	$3,422
France	592	1,464	916	13	2,985	2,919
Netherlands	164	873	930	41	2,008	2,060
Belgium	33	277	834	41	1,185	1,256
Ireland	9	28	408	661	1,106	1,167
Spain	11	241	496	234	982	684
Luxembourg	16	256	316	—	588	1,025
Italy	17	92	443	—	552	491
Denmark	198	65	140	—	403	374
Finland	20	58	34	—	112	97
Other Euro-Zone	229	16	23	—	268	276
Total Euro-Zone	$2,214	$3,553	$6,731	$990	$13,488	$13,771
Remainder of Europe:
United Kingdom	$468	$3,823	$7,531	$756	$12,578	$12,492
Switzerland	24	536	718	—	1,278	1,449
Guernsey	—	—	—	602	602	—
Norway	240	93	198	—	531	607
Sweden	138	197	104	—	439	433
Russian Federation	2	—	38	—	40	34
Other - Remainder of Europe	28	156	42	131	357	470
Total - Remainder of Europe	$900	$4,805	$8,631	$1,489	$15,825	$15,485
Total	$3,114	$8,358	$15,362	$2,479	$29,313	$29,256

AIG | Third Quarter 2023 Form 10-Q	135

ITEM 2 | Investments

Investments in Municipal Bonds
At September 30, 2023, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 97 percent of the portfolio rated A or higher.
The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	September 30, 2023
(in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value	December 31, 2022 Total Fair Value
California	$527	$391	$1,344	$2,262	$2,599
New York	40	159	1,698	1,897	2,207
Texas	15	362	556	933	1,168
Illinois	79	65	600	744	832
Massachusetts	203	19	269	491	597
Pennsylvania	56	2	297	355	391
Ohio	8	—	327	335	334
Georgia	84	58	182	324	354
New Jersey	8	2	263	273	308
Florida	3	—	255	258	337
Washington	82	12	154	248	279
Virginia	8	—	201	209	277
Missouri	—	—	169	169	193
All other states	292	181	1,475	1,948	2,223
Total	$1,405	$1,251	$7,790	$10,446	$12,099
Investments in Corporate Debt Securities
The following table presents the fair value of our available for sale corporate debt securities by industry categories:

Industry Category
(in millions)	September 30, 2023	December 31, 2022
Financial institutions:
Money center/Global bank groups	$7,916	$8,234
Regional banks – other	358	418
Life insurance	2,234	2,207
Securities firms and other finance companies	429	354
Insurance non-life	4,494	5,067
Regional banks – North America	4,901	5,832
Other financial institutions	16,568	16,491
Utilities	17,731	18,863
Communications	7,872	8,676
Consumer noncyclical	15,886	17,973
Capital goods	5,685	6,745
Energy	10,275	10,357
Consumer cyclical	7,878	10,963
Basic materials	4,267	4,715
Other	19,597	20,944
Total*	$126,091	$137,839
*At September 30, 2023 and December 31, 2022, approximately 91 percent and 89 percent, respectively, of these investments were rated investment grade.

136	AIG | Third Quarter 2023 Form 10-Q

ITEM 2 | Investments

Investments in RMBS
The following table presents the fair value of AIG’s RMBS available for sale securities:

(in millions)	September 30, 2023	December 31, 2022
Agency RMBS	$6,704	$8,126
Alt-A RMBS	4,542	4,400
Subprime RMBS	1,705	1,819
Prime non-agency	2,768	2,064
Other housing related	3,012	2,408
Total RMBS(a)(b)	$18,731	$18,817
(a)Includes approximately $4.2 billion and $4.4 billion at September 30, 2023 and December 31, 2022, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional information on Purchased Credit Deteriorated Securities, see Note 6 to the Condensed Consolidated Financial Statements.
(b)The weighted average expected life was seven years at both September 30, 2023 and December 31, 2022.
Our investments guidelines for investing in RMBS, CLO and other asset-backed securities (ABS) take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.
Investments in CMBS
The following table presents the fair value of our CMBS available for sale securities:

(in millions)	September 30, 2023	December 31, 2022
CMBS (traditional)	$11,671	$12,401
Agency	1,378	1,219
Other	461	573
Total	$13,510	$14,193
The fair value of CMBS holdings remained stable during the nine months ended September 30, 2023. The majority of our investments in CMBS are in tranches that contain substantial credit protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.
Investments in CLO/ABS
The following table presents the fair value of our CLO/ABS available for sale securities by collateral type:

(in millions)	September 30, 2023	December 31, 2022
Collateral Type:
ABS	$14,849	$12,168
Bank loans	13,503	10,818
Other	132	118
Total	$28,484	$23,104

AIG | Third Quarter 2023 Form 10-Q	137

ITEM 2 | Investments

Unrealized Losses of Fixed Maturity Securities
The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

September 30, 2023	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)
Investment grade bonds
0-6 months	$38,492	$1,433	5,575	$3,900	$1,244	238	$35	$27	3	$42,427	$2,704	5,816
7-11 months	37,054	3,238	6,405	24,709	7,978	2,516	526	301	41	62,289	11,517	8,962
12 months or more	62,108	6,307	9,925	44,971	13,188	4,211	864	477	41	107,943	19,972	14,177
Total	$137,654	$10,978	21,905	$73,580	$22,410	6,965	$1,425	$805	85	$212,659	$34,193	28,955
Below investment grade bonds
0-6 months	$2,570	$100	697	$117	$38	22	$12	$9	14	$2,699	$147	733
7-11 months	2,378	159	935	404	114	140	15	11	6	2,797	284	1,081
12 months or more	6,471	455	1,958	1,335	380	324	48	35	16	7,854	870	2,298
Total	$11,419	$714	3,590	$1,856	$532	486	$75	$55	36	$13,350	$1,301	4,112
Total bonds
0-6 months	$41,062	$1,533	6,272	$4,017	$1,282	260	$47	$36	17	$45,126	$2,851	6,549
7-11 months	39,432	3,397	7,340	25,113	8,092	2,656	541	312	47	65,086	11,801	10,043
12 months or more	68,579	6,762	11,883	46,306	13,568	4,535	912	512	57	115,797	20,842	16,475
Total(e)	$149,073	$11,692	25,495	$75,436	$22,942	7,451	$1,500	$860	121	$226,009	$35,494	33,067
(a)Represents the number of consecutive months that fair value has been less than cost by any amount.
(b)Represents the percentage by which fair value is less than cost.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
The allowance for credit losses was $12 million for investment grade bonds and $126 million for below investment grade bonds as of September 30, 2023.
Commercial Mortgage Loans
At September 30, 2023, we had direct commercial mortgage loan exposure of $38.0 billion.
The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
September 30, 2023
State:
New York	81	$1,594	$4,370	$490	$441	$103	$—	$6,998	18%
California	61	847	1,112	160	1,250	624	12	4,005	11
New Jersey	79	2,242	81	369	716	—	32	3,440	9
Texas	41	886	887	146	181	18	—	2,118	6
Florida	60	636	107	356	257	535	—	1,891	5
Massachusetts	19	662	664	532	22	—	—	1,880	5
Illinois	22	606	624	3	45	—	21	1,299	3
Ohio	23	142	10	163	541	—	—	856	2
Pennsylvania	20	145	133	250	219	23	—	770	2
Colorado	16	297	94	92	70	169	—	722	2
Other states	130	2,721	499	679	1,023	174	45	5,141	14
Foreign	86	4,397	1,371	736	1,649	401	322	8,876	23
Total*	638	$15,175	$9,952	$3,976	$6,414	$2,047	$432	$37,996	100%

138	AIG | Third Quarter 2023 Form 10-Q

ITEM 2 | Investments

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2022
State:
New York	81	$1,571	$4,502	$490	$404	$104	$—	$7,071	19%
California	59	847	1,068	170	1,316	656	13	4,070	11
New Jersey	65	2,154	163	439	497	11	32	3,296	9
Texas	47	857	998	153	184	143	—	2,335	6
Massachusetts	16	576	443	521	23	—	—	1,563	4
Florida	57	491	119	362	199	391	—	1,562	4
Illinois	22	584	623	3	46	—	21	1,277	4
Ohio	23	145	10	168	544	—	—	867	2
Pennsylvania	18	75	133	255	223	23	—	709	2
Washington, D.C.	9	483	116	—	—	17	—	616	2
Other states	139	2,239	494	842	961	278	19	4,833	13
Foreign	93	4,575	1,606	413	1,609	404	322	8,929	24
Total*	629	$14,597	$10,275	$3,816	$6,006	$2,027	$407	$37,128	100%
*Does not reflect allowance for credit losses.
For additional information on commercial mortgage loans, see Note 7 to the Condensed Consolidated Financial Statements and Note 6 to the Consolidated Financial Statements in the 2022 Annual Report.
Net Realized Gains and Losses
The following table presents the components of Net realized gains (losses):

Three Months Ended September 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(157)	$(6)	$(163)	$(67)	$(64)	$(131)
Change in allowance for credit losses on fixed maturity securities	(47)	(7)	(54)	(1)	7	6
Change in allowance for credit losses on loans	(41)	(22)	(63)	(26)	(24)	(50)
Foreign exchange transactions	(165)	(38)	(203)	(242)	(22)	(264)
Index-linked interest credited embedded derivatives, net of related hedges	129	—	129	34	—	34
All other derivatives and hedge accounting*	377	(149)	228	1,044	(13)	1,031
Sales of alternative investments and real estate investments	65	(1)	64	137	32	169
Other	10	(4)	6	22	(2)	20
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	171	(227)	(56)	901	(86)	815
Net realized gains on Fortitude Re funds withheld embedded derivative	—	1,137	1,137	—	1,757	1,757
Net realized gains	$171	$910	$1,081	$901	$1,671	$2,572

Nine Months Ended September 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(831)	$(125)	$(956)	$(656)	$(218)	$(874)
Change in allowance for credit losses on fixed maturity securities	(119)	(9)	(128)	(101)	(34)	(135)
Change in allowance for credit losses on loans	(129)	(48)	(177)	(21)	(26)	(47)
Foreign exchange transactions	160	(11)	149	(484)	(46)	(530)
Index-linked interest credited embedded derivatives, net of related hedges	(190)	—	(190)	217	—	217
All other derivatives and hedge accounting*	186	(198)	(12)	2,126	(21)	2,105

AIG | Third Quarter 2023 Form 10-Q	139

ITEM 2 | Investments

Nine Months Ended September 30,	2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of alternative investments and real estate investments	73	(1)	72	160	35	195
Other	(31)	(4)	(35)	3	(2)	1
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(881)	(396)	(1,277)	1,244	(312)	932
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	152	152	—	7,851	7,851
Net realized gains (losses)	$(881)	$(244)	$(1,125)	$1,244	$7,539	$8,783
*Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 13 to the Condensed Consolidated Financial Statements.
Lower Net realized gains excluding Fortitude Re funds withheld assets in the three months ended September 30, 2023 were primarily due to lower derivatives gains compared to the prior year period. Net realized losses excluding Fortitude Re funds withheld assets in the nine months ended September 30, 2023 compared to Net realized gains excluding Fortitude Re funds withheld assets in the prior year period were primarily due to lower derivative gains in the current period compared to the prior year period.
Index-linked interest credited embedded derivatives, net of related hedges, reflected larger gains in the three months ended September 30, 2023 compared to the same period in the prior year. Index-linked interest credited embedded derivatives, net of related hedges, reflected losses in the nine months ended September 30, 2023 compared to gains in the same period in the prior year. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of index-linked interest credited embedded derivatives, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.
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
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments in the three and nine months ended September 30, 2023 was primarily attributable to a change in the fair value of fixed maturity securities. For the three months ended September 30, 2023, net unrealized losses related to fixed maturity securities were $7.0 billion due primarily to a significant increase in interest rates. For the nine months ended September 30, 2023, net unrealized losses were $4.0 billion due to an increase in interest rates, partially offset by narrowing of credit spreads.
The change in net unrealized gains and losses on investments in the three and nine months ended September 30, 2022 was primarily attributable to decrease in the fair value of fixed maturity securities. For the three months ended September 30, 2022, net unrealized losses related to fixed maturity securities were $12.1 billion due primarily to a significant increase in interest rates and widening of credit spreads. For the nine months ended September 30, 2022, net unrealized losses were $50.2 billion due to an increase in interest rates.
For additional information on our investment portfolio, see Note 6 to the Condensed Consolidated Financial Statements.

140	AIG | Third Quarter 2023 Form 10-Q

ITEM 2 | Insurance Reserves

Insurance Reserves
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (LOSS RESERVES)
The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

	September 30, 2023			December 31, 2022
(in millions)	Net liability for unpaid losses and loss adjustment expenses	Reinsurance recoverable on unpaid losses and loss adjustment expenses	Gross liability for unpaid losses and loss adjustment expenses	Net liability for unpaid losses and loss adjustment expenses	Reinsurance recoverable on unpaid losses and loss adjustment expenses	Gross liability for unpaid losses and loss adjustment expenses
General Insurance:
U.S. Workers' Compensation (net of discount)	$2,602	$4,006	$6,608	$2,684	$4,319	$7,003
U.S. Excess Casualty	3,336	3,171	6,507	3,638	3,701	7,339
U.S. Other Casualty	4,085	3,529	7,614	3,858	3,872	7,730
U.S. Financial Lines	5,755	1,385	7,140	5,899	1,773	7,672
U.S. Property and Special Risks	3,820	2,671	6,491	6,815	3,295	10,110
U.S. Personal Insurance	847	2,157	3,004	794	2,052	2,846
UK/Europe Casualty and Financial Lines	7,121	1,777	8,898	6,984	1,538	8,522
UK/Europe Property and Special Risks	2,789	1,609	4,398	2,717	1,464	4,181
UK/Europe and Japan Personal Insurance	1,442	640	2,082	1,628	592	2,220
Other product lines(b)	5,999	4,676	10,675	5,999	4,834	10,833
Unallocated loss adjustment expenses(b)	1,332	795	2,127	1,418	927	2,345
Total General Insurance	39,128	26,416	65,544	42,434	28,367	70,801
Other Operations Run-Off:
U.S. run-off long tail insurance lines (net of discount)	290	3,363	3,653	239	3,427	3,666
Other run-off product lines	234	49	283	245	59	304
Blackboard U.S. Holdings, Inc.	92	125	217	134	135	269
Unallocated loss adjustment expenses	13	113	126	13	114	127
Total Other Operations Run-Off	629	3,650	4,279	631	3,735	4,366
Total	$39,757	$30,066	$69,823	$43,065	$32,102	$75,167
(a)Includes net loss reserve discount of $1.3 billion and $1.3 billion at September 30, 2023 and December 31, 2022, respectively. For information regarding loss reserve discount, see Note 12 to the Condensed Consolidated Financial Statements.
(b)Other product lines and Unallocated loss adjustment expenses includes Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense for the Fortitude Re reinsurance of $2.7 billion and $2.9 billion at September 30, 2023 and December 31, 2022, respectively.

Prior Year Development
The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
General Insurance:
North America	$(154)	$256	$(408)	$(8)
International	15	(328)	86	(359)
Total General Insurance*	$(139)	$(72)	$(322)	$(367)
Other Operations Run-Off	(3)	—	(3)	(1)
Total prior year favorable development	$(142)	$(72)	$(325)	$(368)
*Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $41 million and $42 million for the three months ended September 30, 2023 and 2022, respectively, and $123 million and $126 million for the nine months ended September 30, 2023 and 2022, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $(145) million and $(82) million for the three months ended September 30, 2023 and 2022, respectively, and $(178) million and $(295) million for the nine months ended September 30, 2023 and 2022, respectively. Also excludes the related changes in amortization of the deferred gain, which were $(68) million and $(19) million for the three months ended September 30, 2023 and 2022, respectively, and $(65) million and $(89) million for the nine months ended September 30, 2023 and 2022, respectively.

AIG | Third Quarter 2023 Form 10-Q	141

ITEM 2 | Insurance Reserves

Net Loss Development
In the three months ended September 30, 2023, we recognized favorable prior year loss reserve development of $142 million. The key components of this development were:
North America
•Favorable development on our U.S. Workers' Compensation business reflecting continued favorable loss experience.
•Amortization benefit related to the deferred gain on the adverse development cover.
International
•Unfavorable development in UK/Europe Casualty and UK Financial Lines reflecting unfavorable loss experience.
In the nine months ended September 30, 2023, we recognized favorable prior year loss reserve development of $325 million. The key components of this development were:
North America
•Favorable development on U.S. Workers' Compensation business reflecting continued favorable loss experience.
•Favorable development in U.S. Other Casualty reflecting favorable experience on Primary Casualty.
•Amortization benefit related to the deferred gain on the adverse development cover.
•Favorable development in U.S. Property and Special Risks reflecting favorable attritional loss experience along with favorable development on prior year catastrophes.
International
•Unfavorable development in UK/Europe Casualty and UK Financial Lines reflecting unfavorable loss experience.
•Favorable development on Japan Personal Insurance reflecting favorable loss experience.
•Unfavorable development on prior year catastrophes.
In the three months ended September 30, 2022, we recognized favorable prior year loss reserve development of $72 million. The key components of this development were:
North America
•Favorable development on U.S. Workers' Compensation and Property.
•Unfavorable development on U.S. Financial Lines.
International
•Favorable development on Global Specialty and Personal Lines led by Japan.
•Unfavorable development on Financial Lines and Casualty.
In the nine months ended September 30, 2022, we recognized favorable prior year loss reserve development of $368 million. The key components of this development were:
North America
•Favorable development on U.S. Workers' Compensation, short tail lines and U.S. Other Casualty.
•Unfavorable development on U.S. Financial Lines.
International
•Favorable development on Global Specialty and Japan personal Lines.
•Unfavorable development on Casualty and Financial Lines.

142	AIG | Third Quarter 2023 Form 10-Q

ITEM 2 | Insurance Reserves

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Three Months Ended September 30, 2023
(in millions)	Total	2022	2021 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(81)	$(8)	$(73)
U.S. Excess Casualty	(40)	—	(40)
U.S. Other Casualty	(5)	2	(7)
U.S. Financial Lines	24	—	24
U.S. Property and Special Risks	10	(43)	53
U.S. Personal Insurance	(10)	(9)	(1)
Other Product Lines	(52)	(9)	(43)
Total General Insurance North America	$(154)	$(67)	$(87)
General Insurance International:
UK/Europe Casualty and Financial Lines	$104	$(45)	$149
UK/Europe Property and Special Risks	(28)	43	(71)
UK/Europe and Japan Personal Insurance	(38)	(28)	(10)
Other product lines	(23)	114	(137)
Total General Insurance International	$15	$84	$(69)
Other Operations Run-Off	(3)	—	(3)
Total Prior Year (Favorable) Unfavorable Development	$(142)	$17	$(159)

Three Months Ended September 30, 2022
(in millions)	Total	2021	2020 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(201)	$(10)	$(191)
U.S. Excess Casualty	23	—	23
U.S. Other Casualty	(37)	5	(42)
U.S. Financial Lines	653	—	653
U.S. Property and Special Risks	(103)	(106)	3
U.S. Personal Insurance	(22)	14	(36)
Other Product Lines	(57)	(10)	(47)
Total General Insurance North America	$256	$(107)	$363
General Insurance International:
UK/Europe Casualty and Financial Lines	$68	$(2)	$70
UK/Europe Property and Special Risks	(139)	(4)	(135)
UK/Europe and Japan Personal Insurance	(96)	(56)	(40)
Other product lines	(161)	(90)	(71)
Total General Insurance International	$(328)	$(152)	$(176)
Other Operations Run-Off	—	—	—
Total Prior Year (Favorable) Unfavorable Development	$(72)	$(259)	$187

Nine Months Ended September 30, 2023
(in millions)	Total	2022	2021 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(166)	$(7)	$(159)
U.S. Excess Casualty	(38)	—	(38)
U.S. Other Casualty	(122)	3	(125)
U.S. Financial Lines	25	—	25
U.S. Property and Special Risks	(23)	54	(77)
U.S. Personal Insurance	(18)	3	(21)
Other Product Lines	(66)	(56)	(10)
Total General Insurance North America	$(408)	$(3)	$(405)

AIG | Third Quarter 2023 Form 10-Q	143

ITEM 2 | Insurance Reserves

Nine Months Ended September 30, 2023
(in millions)	Total	2022	2021 & Prior
General Insurance International:
UK/Europe Casualty and Financial Lines	$176	$(34)	$210
UK/Europe Property and Special Risks	—	105	(105)
UK/Europe and Japan Personal Insurance	(44)	(30)	(14)
Other product lines	(46)	88	(134)
Total General Insurance International	$86	$129	$(43)
Other Operations Run-Off	(3)	—	(3)
Total Prior Year (Favorable) Unfavorable Development	$(325)	$126	$(451)

Nine Months Ended September 30, 2022
(in millions)	Total	2021	2020 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(386)	$(19)	$(367)
U.S. Excess Casualty	3	—	3
U.S. Other Casualty	(89)	5	(94)
U.S. Financial Lines	639	—	639
U.S. Property and Special Risks	(79)	(181)	102
U.S. Personal Insurance	(28)	16	(44)
Other Product Lines	(68)	(23)	(45)
Total General Insurance North America	$(8)	$(202)	$194
General Insurance International:
UK/Europe Casualty and Financial Lines	$73	$(4)	$77
UK/Europe Property and Special Risks	(155)	(26)	(129)
UK/Europe and Japan Personal Insurance	(109)	(69)	(40)
Other product lines	(168)	(76)	(92)
Total General Insurance International	$(359)	$(175)	$(184)
Other Operations Run-Off	(1)	—	(1)
Total Prior Year (Favorable) Unfavorable Development	$(368)	$(377)	$9
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

144	AIG | Third Quarter 2023 Form 10-Q

ITEM 2 | Insurance Reserves

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement, the effect of discounting of loss reserves and amortization of the deferred gain.

(in millions)	September 30, 2023	December 31, 2022
Gross Covered Losses
Covered reserves before discount	$11,124	$12,537
Inception to date losses paid	29,858	28,667
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$15,982	$16,204
Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$12,785	$12,963
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	2,597	2,775
Discount on ceded losses(a)	(1,134)	(1,254)
Pre-tax deferred gain before amortization	1,463	1,521
Inception to date amortization of deferred gain at inception	(1,387)	(1,264)
Inception to date amortization attributed to changes in deferred gain(b)	35	(52)
Deferred gain liability reflected in AIG's balance sheet	$111	$205
(a)The accretion of discount and a reduction in effective interest rates is offset by changes in estimates of the amount and timing of future recoveries.
(b)Excluded from APTI.
The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Balance at beginning of period, net of discount	$196	$709	$205	$869
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	(145)	(82)	(178)	(295)
Amortization attributed to deferred gain at inception(b)	(41)	(42)	(123)	(126)
Amortization attributed to changes in deferred gain(c)	77	24	87	104
Changes in discount on ceded loss reserves	24	17	120	74
Balance at end of period, net of discount	$111	$626	$111	$626
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
Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our run-off operations. Those reinsurance transactions were designed to consolidate most of our insurance run-off lines into a single legal entity. As of September 30, 2023, approximately $25.9 billion of reserves from our Life and Retirement Run-Off Lines and approximately $3.0 billion of reserves from our General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.

AIG | Third Quarter 2023 Form 10-Q	145

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
Investment-oriented products
The life insurance companies review and update assumptions used to value our universal life product with secondary guarantees at least annually. These benefit reserves are also adjusted to reflect the changes in the fair value of available-for-sale securities with an offset to OCI. DAC and related items (which may include VOBA, DSI and unearned revenue reserves) are amortized on a constant level basis.
The life insurance companies also review assumptions related to variable annuities, fixed annuities, and fixed index annuities guaranteed benefits that are accounted for as MRBs or embedded derivatives and measured at fair value. The fair value of these MRBs or embedded derivatives is based on actuarial assumptions, including policyholder behavior, as well as capital market assumptions.
Traditional long-duration products
For traditional long-duration products discussed below, which includes whole life insurance, term life insurance, accident and health insurance, PRT, and life-contingent single premium immediate annuities and structured settlements, cash flow assumptions are reviewed at least annually to determine any changes in the liability for future policy benefits. DAC and related items (which may include VOBA) are amortized on a constant level basis.
The net impacts to pre-tax income and adjusted pre-tax income because of the update of actuarial assumptions for the nine months ended September 30, 2023 and 2022 are shown in the following tables.
The following table presents the increase in pre-tax income resulting from the annual update of actuarial assumptions in the life insurance companies, by line item as reported in Results of Operations:

Nine Months Ended September 30,
(in millions)	2023	2022
Policyholder benefits and losses incurred	$22	$29
Increase in adjusted pre-tax income	22	29
Change in fair value of market risk benefits, net	7	105
Net realized gains (losses)	(7)	(2)
Increase in pre-tax income	$22	$132
The following table presents the increase in adjusted pre-tax income resulting from the annual update of actuarial assumptions for the life insurance companies, by segment and product line:

Nine Months Ended September 30,
(in millions)	2023	2022
Life and Retirement:
Individual Retirement
Fixed annuities	$1	$—
Total Individual Retirement	1	—
Life Insurance	19	25
Institutional Markets	2	4
Total increase in adjusted pre-tax income from update of assumptions*	$22	$29
*There was no impact to adjusted pre-tax income due to the annual update of actuarial assumptions on liabilities ceded to Fortitude Re as these liabilities are 100 percent ceded.
Update of Actuarial Assumptions Impact to Pre-tax Income (Loss)
The life insurance companies recognized favorable impacts to pre-tax income of $22 million and $132 million for the nine months ended September 30, 2023 and 2022, respectively, attributable to the annual actuarial assumption review. For the nine months ended September 30, 2023, the assumption update impacts were primarily driven by updates to the portfolio yield assumption, refinements

146	AIG | Third Quarter 2023 Form 10-Q

ITEM 2 | Insurance Reserves

to the modeling for universal life with secondary guarantees and similar features, and mortality assumption updates, partially offset by updated premium assumptions, and other refinements on life insurance products. For the nine months ended September 30, 2022, the assumption update impacts were driven by updates to the relationship between projected equity growth and interest rates, and updates to premium and withdrawal assumption for annuities, partially offset by updated investments spreads on life insurance products.
Update of Actuarial Assumptions Impact to Adjusted Pre-tax Income (Loss)
We recognized favorable impacts to adjusted pre-tax operating income of $22 million and $29 million for the nine months ended September 30, 2023 and 2022, respectively, attributable to the annual actuarial assumption review. For the nine months ended September 30, 2023, the assumption update impacts were primarily driven by updates to the portfolio yield assumption, refinements to the modeling for universal life with secondary guarantees and similar features, and mortality assumption updates, partially offset by updated premium assumptions, and other refinements on life insurance products. For the nine months ended September 30, 2022, the assumption update impacts were primarily driven by modeling refinements to reflect actual versus expected asset data related to calls and capital gains for life insurance products.
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

AIG | Third Quarter 2023 Form 10-Q	147

ITEM 2 | Insurance Reserves

The following table presents a reconciliation between the fair value of the GAAP MRBs and the value of our economic hedge target:

(in millions)	September 30, 2023	December 31, 2022
Reconciliation of market risk benefits and economic hedge target:
Market risk benefits liability, net	$927	$1,657
Exclude non-performance risk adjustment	(556)	(479)
Market Risk Benefits liability, excluding NPA	371	1,178
Adjustments for risk margins and differences in valuation	253	(281)
Economic hedge target liability	$624	$897
Impact on Pre-tax Income (Loss)
The impact on our pre-tax income (loss) of variable annuity guaranteed benefits and related hedging results includes changes in the fair value of MRBs, and changes in the fair value of related derivative hedging instruments, and along with attributed rider fees and net of benefits associated with MRBs are together recognized in Change in the fair value of MRBs, net, with the exception of our own credit risk changes, which are recognized in OCI. Changes in the fair value of MRBs, net are excluded from adjusted pre-tax income of Individual Retirement and Group Retirement.
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
Change in Economic Hedge Target
The decrease in the economic hedge target liability in the nine months ended September 30, 2023 was primarily driven by higher interest rates and equity markets, partially offset by tightening credit spreads.
The following table presents the impact on pre-tax income (loss) and other comprehensive income (loss) of Variable Annuity MRBs and Hedging:

Three Months Ended September 30,	2023			2022
(in millions)	MRB Liability*	Hedge Assets	Net	MRB Liability*	Hedge Assets	Net
Issuances	$3	$—	$3	$(3)	$—	$(3)
Interest accrual	(10)	(60)	(70)	(23)	(71)	(94)
Attributed fees	(210)	—	(210)	(246)	—	(246)
Expected claims	21	—	21	25	—	25
Effect of changes in interest rates	867	(817)	50	893	(629)	264
Effect of changes in interest rate volatility	(91)	75	(16)	(95)	55	(40)
Effect of changes in equity markets	(268)	189	(79)	(393)	233	(160)
Effect of changes in equity index volatility	35	12	47	35	(3)	32
Actual outcome different from model expected outcome	(74)	—	(74)	(17)	—	(17)
Effect of changes in future expected policyholder behavior	—	—	—	87	—	87
Effect of changes in other future expected assumptions	7	—	7	16	—	16
Foreign exchange Impact	2	—	2	2	—	2
Total impact on balance before other and changes in our own credit risk	282	(601)	(319)	281	(415)	(134)
Other	(1)	18	17	—	34	34
Effect of changes in our own credit risk	(40)	—	(40)	229	(20)	209
Total income (loss) impact on market risk benefits	241	(583)	(342)	510	(401)	109
Less: Impact on OCI	(40)	(116)	(156)	229	(120)	109
Add: Fees net of claims and ceded premiums and benefits	178	—	178	225	—	225
Net impact on pre-tax income (loss)	$459	$(467)	$(8)	$506	$(281)	$225
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)			$(99)			$481

148	AIG | Third Quarter 2023 Form 10-Q

ITEM 2 | Insurance Reserves

Nine Months Ended September 30,	2023			2022
(in millions)	MRB Liability*	Hedge Assets	Net	MRB Liability*	Hedge Assets	Net
Issuances	$3	$—	$3	$(10)	$—	$(10)
Interest accrual	(36)	(179)	(215)	(61)	(210)	(271)
Attributed fees	(685)	—	(685)	(691)	—	(691)
Expected claims	70	—	70	54	—	54
Effect of changes in interest rates	839	(788)	51	3,210	(2,665)	545
Effect of changes in interest rate volatility	3	(3)	—	(293)	130	(163)
Effect of changes in equity markets	644	(361)	283	(2,081)	1,307	(774)
Effect of changes in equity index volatility	31	1	32	82	(18)	64
Actual outcome different from model expected outcome	(183)	—	(183)	(179)	—	(179)
Effect of changes in future expected policyholder behavior	—	—	—	87	—	87
Effect of changes in other future expected assumptions	115	—	115	16	—	16
Foreign exchange Impact	5	—	5	10	—	10
Total impact on balance before other and changes in our own credit risk	806	(1,330)	(524)	144	(1,456)	(1,312)
Other	(4)	1	(3)	—	120	120
Effect of changes in our own credit risk	(77)	43	(34)	1,489	(148)	1,341
Total income (loss) impact on market risk benefits	725	(1,286)	(561)	1,633	(1,484)	149
Less: Impact on OCI	(77)	(82)	(159)	1,489	(550)	939
Add: Fees net of claims and ceded premiums and benefits	597	—	597	618	—	618
Net impact on pre-tax income (loss)	$1,399	$(1,204)	$195	$762	$(934)	$(172)
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)			$(474)			$861
*MRB Liability is partially offset by MRB Assets.
Three Months Ended September 30, 2023
Net impact on pre-tax loss of $8 million was primarily driven by decreases in equity markets.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended September 30, 2023, we had a net mark-to-market loss of approximately $99 million from our hedging activities related to our economic hedge target primarily driven by tightening credit spreads.
Nine Months Ended September 30, 2023
Net impact on pre-tax income of $195 million was primarily driven by increases in equity markets and the impact of the London Inter-Bank Offered Rate to Secured Overnight Financing Rate (SOFR) transition.
With the transition of risk free rates to the SOFR curve, our discounting of fees has been reduced, resulting in a one-time favorable impact to the MRB liability.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the nine months ended September 30, 2023, we had a net mark-to-market loss of approximately $474 million from our hedging activities related to our economic hedge target primarily driven by tightening credit spreads, and lower equity volatility.
Three Months Ended September 30, 2022
Net impact on pre-tax income of $225 million was primarily driven by increases in interest rates.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended September 30, 2022, we had a net mark-to-market gain of approximately $481 million from our hedging activities related to our economic hedge target primarily driven by widening credit spreads and update of actuarial assumptions.
Nine Months Ended September 30, 2022
Net impact on pre-tax loss of $172 million was primarily driven by fund basis changes that impacted our actual to expected model outcomes, lower equity markets and term structure moves in the interest rate volatility market, partially offset by increases in interest rates.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the nine months ended September 30, 2022, we had a net mark-to-market gain of approximately $861 million from our hedging activities related to our economic hedge target primarily driven by widening credit spreads and update of actuarial assumptions.

AIG | Third Quarter 2023 Form 10-Q	149

ITEM 2 | Liquidity and Capital Resources

Liquidity and Capital Resources
OVERVIEW
Liquidity refers to the ability to generate sufficient cash resources to meet the cash requirements of our business operations and payment obligations.
Capital refers to the long-term financial resources available to support the operation of our businesses, fund business growth and cover financial and operational needs that arise from adverse circumstances. Our primary source of ongoing capital generation is derived from the profitability of our insurance subsidiaries. We must comply with numerous constraints on our capital positions. These constraints drive the requirements for capital adequacy at AIG and the individual businesses and are based on internally defined risk tolerances, regulatory requirements, rating agency and creditor expectations and business needs.
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
LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

SOURCES(a)
Liquidity to AIG Parent from Subsidiaries
During the nine months ended September 30, 2023, our General Insurance companies distributed dividends of $2.0 billion to AIG Parent or applicable intermediate holding companies.
During the nine months ended September 30, 2023, Corebridge distributed $573 million of dividends to AIG Parent in its capacity as a public company shareholder of Corebridge after its initial public offering. Of this amount, $309 million consisted of quarterly cash dividends of $0.23 per share on Corebridge common stock and $264 million consisted of a special cash dividend of $0.62 per share on Corebridge common stock.
Senior Notes Offering of AIG
In March 2023, AIG issued $750 million aggregate principal amount of 5.125% Notes Due 2033.
Sale of Crop Risk Services Business
On July 3, 2023, AIG completed the sale of CRS to AFG, for which AIG received gross proceeds, before deducting commissions, of $234 million.
Secondary Offering of Corebridge Shares by AIG
In June 2023, AIG sold 74.75 million shares of Corebridge common stock in a secondary offering at a public offering price of $16.25 per share, which included 65 million shares initially offered and the full exercise by the underwriters of their option to purchase an additional 9.75 million shares. The aggregate gross proceeds of the offering to AIG, before deducting underwriting discounts and commissions and other expenses payable by AIG, were approximately $1.2 billion.
Corebridge Share Repurchase from AIG
In June 2023, Corebridge repurchased 11 million shares of its common stock from AIG at a purchase price of $16.41 per share. The gross proceeds of the share repurchase to AIG were $180 million.

150	AIG | Third Quarter 2023 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

USES
AIG General Borrowings
During the nine months ended September 30, 2023, $679 million of debt categorized as general borrowings matured, was repaid or redeemed as follows:
•Repaid £311 million aggregate principal amount of our 5.00% Notes due 2023, which was equivalent to approximately $388 million at the time of repayment.
•Redeemed $199 million aggregate principal amount of Validus Holdings 8.875% Senior Notes due 2040 for a redemption price of 143.968 percent of the principal amount, plus accrued and unpaid interest, which totaled $289 million.
We made interest payments on our general borrowings totaling $351 million during the nine months ended September 30, 2023.
AIG Dividends
During the nine months ended September 30, 2023:
•We made quarterly cash dividend payments of $365.625 per share on AIG’s Series A Preferred Stock totaling $22 million.
•We made cash dividend payments in the amount of $0.36 per share on AIG Common Stock for each of the three months ended September 30, 2023 and June 30, 2023 (an increase of 12.5 percent from prior dividend payments), and $0.32 per share for the three months ended March 31, 2023, totaling $748 million.
Repurchases of AIG Common Stock(b)
During the nine months ended September 30, 2023, AIG Parent repurchased approximately 35 million shares of AIG Common Stock, for an aggregate purchase price of approximately $1.9 billion.

(a)On November 1, 2023, AIG completed the sale of Validus Re to RenaissanceRe and received $3.3 billion cash, including a pre-closing dividend of approximately $570 million from Validus Re.
(b)Pursuant to a Securities Exchange Act of 1934 (the Exchange Act) Rule 10b5-1 repurchase plan, from October 1, 2023 to October 27, 2023, AIG Parent repurchased approximately 3 million shares of AIG Common Stock for an aggregate purchase price of approximately $154 million.
LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS OF COREBRIDGE

SOURCES(a)
Following the initial public offering, Corebridge liquidity, including its loan facilities, is not reflected in AIG Parent's liquidity.
Senior Notes Offering of Corebridge
On September 15, 2023, Corebridge issued $500 million aggregate principal amount of its 6.050% Senior Notes due 2033 (the Corebridge Notes).

USES
Delayed Draw Term Loan Facility of Corebridge
Corebridge used the net proceeds of the issuance of the Corebridge Notes to repay $500 million of the $1.5 billion aggregate principal amount drawn under Corebridge’s 3-Year Delayed Draw Term Loan Agreement.
Corebridge Dividends
During the nine months ended September 30, 2023:
•Corebridge made quarterly cash dividend payments of $0.23 per share on Corebridge common stock, totaling $135 million to its public company shareholders other than AIG.
•Corebridge made a special cash dividend of $0.62 per share on Corebridge common stock, totaling $138 million to its public company shareholders other than AIG.
Repurchases of Corebridge Common Stock(b)
In June 2023, Corebridge repurchased 11 million shares of Corebridge common stock from AIG, for an aggregate purchase price of $180 million.
During the nine months ended September 30, 2023, Corebridge repurchased approximately 4 million shares of Corebridge common stock, for an aggregate purchase price of approximately $66 million, from shareholders other than AIG.

(a)On October 31, 2023, Corebridge completed the sale of Laya to AXA and received €650 million in cash. On November 1, 2023, Corebridge announced that it will pay a special dividend of approximately $730 million to Corebridge shareholders as of November 13, 2023.
(b)Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from October 1, 2023 to October 27, 2023, Corebridge repurchased approximately 2.5 million shares of Corebridge Common Stock for an aggregate purchase price of approximately $50 million, from shareholders other than AIG.

AIG | Third Quarter 2023 Form 10-Q	151

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
Interest payments totaled $745 million and $734 million in the nine months ended September 30, 2023 and 2022, respectively. Excluding interest payments, AIG had operating cash inflows of $5.4 billion in the nine months ended September 30, 2023 compared to operating cash inflows of $4.7 billion in the prior year period.
Investing Cash Flow Activities
Net cash used in investing activities in the nine months ended September 30, 2023 was $4.1 billion compared to net cash used in investing activities of $2.3 billion in the prior year period.
Financing Cash Flow Activities
Net cash used in financing activities in the nine months ended September 30, 2023 totaled $239 million, reflecting:
•$748 million to pay dividends of $0.36 per share in the three months ended September 30, 2023 and June 30, 2023, and $0.32 per share for the three months ended March 31, 2023 on AIG Common Stock;
•$22 million to pay quarterly dividends of $365.625 per share on AIG’s Series A Preferred Stock;
•$1.9 billion to repurchase approximately 35 million shares of AIG Common Stock;
•$135 million paid by Corebridge in the form of quarterly cash dividends on Corebridge common stock to shareholders other than AIG;
•$138 million paid by Corebridge in the form of a special cash dividend on Corebridge common stock to shareholders other than AIG;
•$66 million paid by Corebridge to repurchase approximately 4 million shares of Corebridge common stock;
•$500 million outflow from the repayment on 3-Year Delayed Draw Term Loan Agreement of Corebridge;
•$563 million in net inflows from the issuance and repayment of long-term debt; and
•$201 million in net outflows from the issuance and repayment of debt of consolidated investment entities.
Net cash used in financing activities in the nine months ended September 30, 2022 totaled $1.5 billion reflecting:
•$746 million to pay quarterly dividends of $0.32 per share on AIG Common Stock;
•$22 million to pay quarterly dividends of $365.625 per share on AIG’s Series A Preferred Stock;
•$57 million in the aggregate paid by Corebridge in the form of a cash dividend to Blackstone;
•$4.4 billion to repurchase approximately 77 million shares of AIG Common Stock;
•$1.5 billion inflow from drawdown on 3-Year Delayed Draw Term Loan Agreement of Corebridge;
•$176 million in net outflows from the issuance, repayment and cash tender of long-term debt; and
•$263 million in net outflows from the issuance and repayment of debt of consolidated investment entities.
LIQUIDITY AND CAPITAL RESOURCES OF AIG PARENT AND SUBSIDIARIES
AIG Parent
As of September 30, 2023 and December 31, 2022, respectively, AIG Parent and applicable intermediate holding companies had approximately $8.1 billion and $8.2 billion in liquidity sources held in the form of cash and short-term investments, which includes AIG Parent's committed, revolving syndicated credit facility of $4.5 billion. Following the initial public offering, Corebridge liquidity, including its loan facilities, is not reflected in AIG Parent's liquidity. As a public company shareholder of Corebridge, AIG receives its pro rata share of dividends paid by Corebridge on Corebridge common stock. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and dividends on AIG Common Stock and Series A Preferred Stock.
We expect to access the debt and preferred equity markets from time to time to meet funding requirements as needed.

152	AIG | Third Quarter 2023 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

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
Certain of our U.S. Life and Retirement insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. Life and Retirement companies had $5.7 billion and $4.6 billion which were due to FHLBs in their respective districts at September 30, 2023 and December 31, 2022, respectively, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits. Proceeds from funding agreements are generally invested in fixed income securities and other investments intended to generate spread income.
Certain of our U.S. Life and Retirement companies have securities lending programs that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. As of September 30, 2023 and December 31, 2022 we had no loans outstanding under these programs.
AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by AIG Parent and/or certain subsidiaries in the event of a drawdown of these letters of credit. Letters of credit issued in support of the General Insurance companies totaled approximately $3.0 billion at September 30, 2023. Letters of credit issued in support of the Life and Retirement companies totaled approximately $150 million at September 30, 2023, which are subject to reimbursement by Corebridge with no recourse to AIG Parent.
Following the initial public offering of Corebridge, AIG owned less than 80 percent of Corebridge common stock, resulting in the tax deconsolidation of Corebridge from AIG. As such, as of September 15, 2022, AIG no longer receives tax sharing payments from Corebridge for tax liabilities of subsequent periods. With respect to historic tax periods and tax periods prior to the tax deconsolidation of Corebridge from AIG, Corebridge and AIG will make tax payments to each other pursuant to the Tax Matters Agreement, dated September 14, 2022.
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
As of September 30, 2023, a total of $4.5 billion remained available under the Facility.
Corebridge maintains a committed, revolving syndicated credit facility (the Corebridge Facility) with aggregate commitments by the bank syndicate to provide Corebridge with unsecured revolving loans and/or standby letters of credit of up to $2.5 billion without any limits on the type of borrowings and with no recourse to AIG Parent. The Corebridge Facility is scheduled to expire in May 2027.
As of September 30, 2023, a total of $2.5 billion remained available under the Corebridge Facility.

AIG | Third Quarter 2023 Form 10-Q	153

ITEM 2 | Liquidity and Capital Resources

Corebridge also maintains a 3-Year Delayed Draw Term Loan Agreement (the DDTL Facility) with aggregate commitments by the bank syndicate to provide Corebridge with delayed draw term loans of up to $1.5 billion, with no recourse to AIG Parent. On September 15, 2022, Corebridge borrowed $1.5 billion under the DDTL Facility, $500 million of which Corebridge repaid with net proceeds from the Corebridge Notes offering in September 2023. The DDTL Facility is scheduled to mature in February 2025.
As of September 30, 2023, a total of $1.0 billion of borrowings are outstanding under the DDTL Facility.
CONTRACTUAL OBLIGATIONS
As of September 30, 2023, there have been no material changes in our contractual obligations from December 31, 2022, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Contractual Obligations in the 2022 Annual Report.
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As of September 30, 2023, there have been no material changes in our off-balance sheet arrangements and commercial commitments from December 31, 2022, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Off-Balance Sheet Arrangements and Commercial Commitments in the 2022 Annual Report.
DEBT
AIG expects to service and repay general borrowings through maturing investments and dispositions of invested assets, future cash flows from operations, cash flows generated from invested assets, future debt or preferred stock issuances and other financing arrangements.
For additional information on GIAs and associated collateral posted, see Note 6 to the Condensed Consolidated Financial Statements.
The following table provides the rollforward of AIG’s total debt outstanding:

Nine Months Ended September 30, 2023	Balance, Beginning of Year	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes		Balance, End of Period
(in millions)
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$10,242	$742	$(413)	$(6)	$21		$10,586
Junior subordinated debt	991	—	—	(1)	—		990
AIG Japan Holdings Kabushiki Kaisha	273	—	—	(21)	—		252
Validus notes and bonds payable	269	—	—	—	(269)	(d)	—
Total AIG general borrowings	11,775	742	(413)	(28)	(248)		11,828
AIG borrowings supported by assets:
AIG notes and bonds payable	81	—	(62)	—	—		19
Series AIGFP matched notes and bonds payable	18	—	—	—	—		18
Total AIG borrowings supported by assets	99	—	(62)	—	—		37
Total debt issued or guaranteed by AIG	11,874	742	(475)	(28)	(248)		11,865
Corebridge debt:
CRBGLH notes and bonds payable(a)	200	—	—	—	—		200
CRBGLH junior subordinated debt(a)	227	—	—	—	—		227
Corebridge senior unsecured notes - not guaranteed by AIG	6,452	496	—	—	7		6,955
Corebridge junior subordinated debt - not guaranteed by AIG	989	—	—	—	—		989
DDTL facility - not guaranteed by AIG	1,500	—	(500)	—	—		1,000
Total Corebridge debt	9,368	496	(500)	—	7		9,371
GIAs, at fair value - supported by Corebridge assets(b)	56	—	—	—	46		102
Other subsidiaries' notes, bonds, loans and mortgages payable - not guaranteed by AIG	1	—	(1)	—	—		—
Total Short-term and long-term debt	$21,299	$1,238	$(976)	$(28)	$(195)		$21,338
Debt of consolidated investment entities - not guaranteed by AIG(c)	$5,880	$205	(406)	28	(2,990)	(e)	$2,717

154	AIG | Third Quarter 2023 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

(a)We have entered into a guarantee reimbursement agreement with Corebridge and Corebridge Life Holdings, Inc. (CRBGLH) (formerly known as AIG Life Holdings, Inc.) which provides that Corebridge and CRBGLH will reimburse AIG for the full amount of any payment made by or on behalf of AIG pursuant to AIG’s guarantee of the CRBGLH notes and junior subordinated debt. We have also entered into a collateral agreement with Corebridge and CRBGLH which provides that in the event of: (i) a ratings downgrade of Corebridge or CRBGLH long-term unsecured indebtedness below specified levels or (ii) the failure by CRBGLH to pay principal and interest on the CRBGLH debt when due, Corebridge and CRBGLH must collateralize an amount equal to the sum of: (i) 100 percent of the principal amount outstanding, (ii) accrued and unpaid interest, and (iii) 100 percent of the net present value of scheduled interest payments. through the maturity dates of the CRBGLH debt.
(b)Collateral posted to third parties was $101 million and $63 million at September 30, 2023 and December 31, 2022, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.
(c)At September 30, 2023, includes debt of consolidated investment entities primarily related to real estate investments of $1.6 billion and other securitization vehicles of $1.1 billion. At December 31, 2022, includes debt of consolidated investment entities related to real estate investments of $1.5 billion and other securitization vehicles of $4.4 billion.
(d)Primarily represents amounts reclassified to Liabilities held for sale. Such notes were redeemed during the three months ended September 30, 2023.
(e)Primarily relates to the sale of AIG Credit Management, LLC where certain consolidated investment entities were deconsolidated.
Debt Maturities
The following table summarizes maturing short-term and long-term debt at September 30, 2023 of AIG for the next four quarters:

	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
(in millions)	2023	2024	2024	2024	Total
AIG general borrowings	$—	$459	$—	$—	$459
DDTL facility*	1,000	—	—	—	1,000
Total	$1,000	$459	$—	$—	$1,459
*Corebridge has the ability to further continue this borrowing through February 25, 2025.
The following table presents maturities of short-term and long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

September 30, 2023		Remainder	Year Ending
(in millions)	Total	of 2023	2024	2025	2026	2027	2028	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$10,586	$—	$459	$998	$779	$1,053	$340	$6,957
Junior subordinated debt	990	—	—	—	—	—	—	990
AIG Japan Holdings Kabushiki Kaisha(a)	252	—	—	252	—	—	—	—
Total AIG general borrowings	11,828	—	459	1,250	779	1,053	340	7,947
AIG borrowings supported by assets:
AIG notes and bonds payable	19	—	—	12	7	—	—	—
Series AIGFP matched notes and bonds payable	18	—	—	—	—	—	—	18
Total AIG borrowings supported by assets	37	—	—	12	7	—	—	18
Total debt issued or guaranteed by AIG	11,865	—	459	1,262	786	1,053	340	7,965
Corebridge debt:
CRBGLH notes and bonds payable	200	—	—	101	—	—	—	99
CRBGLH junior subordinated debt	227	—	—	—	—	—	—	227
Corebridge senior unsecured notes	6,955	—	—	996	—	1,242	—	4,717
Corebridge junior subordinated debt	989	—	—	—	—	—	—	989
DDTL facility(b)	1,000	1,000	—	—	—	—	—	—
Total Corebridge debt	9,371	1,000	—	1,097	—	1,242	—	6,032
GIAs, at fair value - supported by Corebridge assets	102	—	—	—	—	—	—	102
Total(c)	$21,338	$1,000	$459	$2,359	$786	$2,295	$340	$14,099
(a)In May 2023, the AIG Japan Holdings Kabushiki Kaisha syndicated loan facility in the amount of JPY24.65 billion and with a maturity date of May 25, 2023, was refinanced, and will now mature on March 25, 2025.
(b)Corebridge has the ability to further continue this borrowing through February 25, 2025.
(c)Does not reflect $2.7 billion of notes issued by consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.

AIG | Third Quarter 2023 Form 10-Q	155

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

	Short-Term Debt		Senior Long-Term Debt
	Moody's	S&P	Moody's(a)	S&P(b)	Fitch(c)
American International Group, Inc.	P-2 (2nd of 4)	A-2 (2nd of 5)	Baa 2 (4th of 9) / Positive	BBB+ (4th of 9) / Stable	BBB+ (4th of 9) / Stable
Corebridge Financial, Inc.			Baa 2 (4th of 9) / Stable	BBB+ (4th of 9) / Stable	BBB+ (4th of 9) / Stable
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
*For a discussion of the sale of Validus Re, see Note 1 and Note 4 to the Condensed Consolidated Financial Statements.
On October 16, 2023, S&P revised the outlook for AIG and the core General Insurance subsidiaries (excluding Validus Re) to stable from negative and affirmed the ‘BBB+/A-2’ issuer credit ratings on AIG and the ‘A+’ insurer financial strength ratings on AIG's core General Insurance entities.
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

156	AIG | Third Quarter 2023 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

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
DIVIDENDS
On November 1, 2023, our Board of Directors declared a cash dividend on AIG Common Stock of $0.36 per share, payable on December 28, 2023 to shareholders of record on December 14, 2023.
On November 1, 2023, our Board of Directors declared a cash dividend on AIG's Series A Preferred Stock of $365.625 per share, payable on December 15, 2023 to holders of record on November 30, 2023.
The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors. For further detail on our dividends, see Note 16 to the Condensed Consolidated Financial Statements.
REPURCHASES OF AIG COMMON STOCK
Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On August 1, 2023, our Board of Directors authorized the repurchase of $7.5 billion of AIG Common Stock (inclusive of the approximately $2.15 billion of expected remaining authorization under the Board's prior share repurchase authorization). During the nine months ended September 30, 2023, AIG Parent repurchased approximately 35 million shares of AIG Common Stock for an aggregate purchase price of $1.9 billion. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from October 1, 2023 to October 27, 2023, we repurchased approximately 3 million shares of AIG Common Stock for an aggregate purchase price of approximately $154 million. As of October 27, 2023, $7.1 billion remained under the Board's authorization.
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

AIG | Third Quarter 2023 Form 10-Q	157

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

158	AIG | Third Quarter 2023 Form 10-Q

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

AIG | Third Quarter 2023 Form 10-Q	159

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
Prior year development See Loss reserve development.
RBC Risk-Based Capital A formula designed to measure the adequacy of an insurer’s statutory surplus compared to the risks inherent in its business.

160	AIG | Third Quarter 2023 Form 10-Q

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

Acronyms

A&H	Accident and Health Insurance	GMDB	Guaranteed Minimum Death Benefits
ABS	Asset-Backed Securities	GMWB	Guaranteed Minimum Withdrawal Benefits
APTI	Adjusted pre-tax income	ISDA	International Swaps and Derivatives Association, Inc.
AUM	Assets Under Management	Moody's	Moody's Investors' Service Inc.
CDS	Credit Default Swap	MRBs	Market Risk Benefits
CLO	Collateralized Loan Obligations	NAIC	National Association of Insurance Commissioners
CMBS	Commercial Mortgage-Backed Securities	NM	Not Meaningful
EGPs	Estimated Gross Profits	ORR	Obligor Risk Ratings
ERM	Enterprise Risk Management	RMBS	Residential Mortgage-Backed Securities
FASB	Financial Accounting Standards Board	S&P	Standard & Poor's Financial Services LLC
GAAP	Accounting Principles Generally Accepted in the	SEC	Securities and Exchange Commission
United States of America		URR	Unearned Revenue Reserve
GIA	Guaranteed Investment Agreements	VIE	Variable Interest Entity
GIC	Guaranteed Investment Contracts

AIG | Third Quarter 2023 Form 10-Q	161

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk
Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.
ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by American International Group, Inc. (AIG) management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2023. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the first quarter of 2023, AIG adopted Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI), which resulted in a change to our recognition and measurement of long-duration contracts. In connection with the adoption of this standard, AIG changed processes, systems and controls related to certain of our long-duration contracts. Many of these controls are similar to those previously maintained under the historical GAAP framework but have been updated to reflect changes necessitated by the adoption of LDTI. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

162	AIG | Third Quarter 2023 Form 10-Q

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

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended September 30, 2023:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1-31	6,669,850	$59.18	6,669,850	$2,243
August 1-31	3,965,641	59.80	3,965,641	7,362
September 1-30	2,530,325	60.80	2,530,325	7,208
Total	13,165,816	$59.68	13,165,816	$7,208
*Excludes excise tax of $17 million due to the Inflation Reduction Act of 2022 for the nine months ended September 30, 2023.
During the three months ended September 30, 2023, AIG Parent repurchased approximately 13 million shares of AIG Common Stock, par value $2.50 per share (AIG Common Stock) for an aggregate purchase price of $785 million.
As of September 30, 2023, approximately $7.2 billion remained under the authorization. From October 1, 2023 to October 27, 2023, we repurchased approximately 3 million shares of AIG Common Stock for an aggregate purchase price of approximately $154 million. On August 1, 2023, the Board of Directors authorized the repurchase of $7.5 billion of AIG Common Stock (inclusive of the approximately $2.15 billion of expected remaining authorization under the Board's prior share repurchase authorization upon expiration of the Current 10b5-1 Plan as of August 7, 2023).
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

ITEM 5 | Other Information
Not Applicable.

AIG | Third Quarter 2023 Form 10-Q	163

ITEM 6 | Exhibits
Exhibit Index

Exhibit Number	Description	Location
10	(1) Transition Agreement, dated September 1, 2023, between AIG and Lucy Fato*	Filed herewith.
	(2) Form of AIG 2021 Omnibus Incentive Plan Non-Employee Director Deferred Stock Units Award Agreement*	Filed herewith.
	(3) Amendment No. 1, effective September 18, 2023, to AIG Long Term Incentive Plan (as amended and restated September 8, 2022)*	Filed herewith.
22	Guaranteed Securities	None.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022 and (vi) the Notes to the Condensed Consolidated Financial Statements
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

164	AIG | Third Quarter 2023 Form 10-Q

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ SABRA R. PURTILL
Sabra R. Purtill
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/S/ KATHLEEN CARBONE
Kathleen Carbone
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: November 2, 2023

AIG | Third Quarter 2023 Form 10-Q	165