Form 10-K
period 2023-12-31
AMERICAN INTERNATIONAL GROUP, INC.
filed 2024-02-14
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2023, the aggregate market value of the registrant's voting and nonvoting common equity held by nonaffiliates was approximately $36,903,000,000.
As of February 8, 2024, 680,953,652 shares of the registrant's Common Stock, $2.50 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Shareholders	Part III, Items 10, 11, 12, 13 and 14

AMERICAN INTERNATIONAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

FORM 10-K

AIG | 2023 Form 10-K	1

Part I
ITEM 1 | Business

Sustaining Industry Leadership Momentum	Creating Value through Profitable Growth and a Culture of Underwriting and Operational Excellence

American International Group, Inc. (NYSE: AIG)
is a leading global insurance organization. AIG provides insurance solutions that help businesses and individuals in approximately 190 countries and jurisdictions protect their assets and manage risks through AIG operations and network partners.
AIG is building on its industry leadership and is positioned to become a top-performing company recognized for the value it provides stakeholders in an environment of profound, complex and dynamic risk. In 2023, AIG delivered an outstanding year, producing financial, strategic and operational achievements that demonstrate continued strength in executing multiple, complex initiatives simultaneously and with quality.

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

Highly Engaged Global Workforce of more than 25,000 colleagues committed to excellence who are providing insurance solutions that help businesses and individuals in approximately 190 countries and jurisdictions protect their assets and manage risks through AIG operations and network partners.
Balance Sheet Strength and Financial Flexibility as demonstrated by approximately $45 billion in shareholders’ equity and AIG Parent liquidity sources of $12.1 billion as of December 31, 2023.

2	AIG | 2023 Form 10-K

ITEM 1 | Business

As a leading global property, casualty and specialty insurance organization, we are results oriented and believe that focusing on how we achieve positive outcomes creates an aligned and inclusive culture that enables further progress. Unifying under one set of clear and directive Purpose and Values empowers AIG colleagues to be conduits of positive change – delivering exceptional client service, enhanced shareholder value and a better experience for everyone we serve.
AIG’s five Values guide our actions:
•Take ownership: we set clear expectations, we are proactive, we are accountable
•Set the standard: we deliver quality—always, we are client-centric, we lead the industry
•Win together: we are stronger together, we are aligned, we are one team
•Be an ally: we strive for inclusion, we listen and learn, we speak with our actions
•Do what’s right: we act with integrity, we lead by example, we lift up our communities
2023 Highlights and 2024 Priorities

Execution of Multiple, Highly Complex Strategic Initiatives
Repositioned AIG’s portfolio of businesses for sustainable, profitable growth with the divestitures of Validus Reinsurance, Ltd. (Validus Re) and Crop Risk Services, Inc. (CRS) and the transfer of Private Client Select to an independent Managing General Agent platform
Closed sale of Validus Re, including AlphaCat Managers Ltd. and the Talbot Treaty reinsurance business, for $3.3 billion in cash including pre-closing dividend
Closed sale of CRS for gross proceeds of $234 million
United General Insurance and AIG Parent leadership teams and their organizations
Debuted AIG Next, creating a leaner future-state business model and establishing enterprise-wide standards to drive better outcomes for all stakeholders

Continued Balanced Capital Management Supporting Financial Strength, Growth and Shareholder Return
Repurchased $3.0 billion of AIG's common stock,
par value $2.50 per share (AIG Common Stock)
and paid $1.0 billion of dividends
Reduced weighted average diluted shares outstanding by 8 percent, reaching 725.2 million shares
Increased quarterly common stock dividend payments by 12.5 percent $0.36 per share during the second quarter of 2023
Reduced general borrowings by $1.4 billion

Strong Performance Resulting from Significant Improvement in Underwriting Income
General Insurance achieved $2.3 billion in underwriting income, up 15 percent year over year
2023 combined ratio of 90.6 compared to 91.9 in 2022,
and sub-100 in every quarter of 2023
2023 accident year combined ratio, as adjusted(a) of 87.7 improved 1.0 point compared to 88.7 in 2022

Continued Progress Towards Deconsolidation and Separation of Corebridge Financial, Inc. (Corebridge)
AIG sold 159.75 million shares of Corebridge common stock in secondary public offerings with gross proceeds of $2.9 billion
Corebridge repurchased 17.2 million shares of its common stock from AIG for an aggregate purchase price of $315 million
Corebridge distributed dividends on Corebridge common stock totaling $1.1 billion to AIG
AIG’s ownership of Corebridge reduced to 52.2 percent as of December 31, 2023
Corebridge closed the sale of Laya Healthcare Limited (Laya) for €691 million ($731 million) and announced the sale of AIG Life Limited (AIG Life) for consideration of £460 million

(a)Non-GAAP measure – for reconciliation of non-GAAP to GAAP measure, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

AIG | 2023 Form 10-K	3

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
For additional information on our business segments, see Part II, Item 7. MD&A – Business Segment Operations and Note 3 to the Consolidated Financial Statements, and for information regarding the separation of Life and Retirement, bankruptcy filing of AIG Financial Products Corp. and the sale of Validus Re, CRS, AIG Life and Laya, see Note 1 to the Consolidated Financial Statements.
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

General Insurance includes the following major operating companies: National Union Fire Insurance Company of Pittsburgh, Pa. (National Union); American Home Assurance Company (American Home); Lexington Insurance Company (Lexington); AIG General Insurance Company, Ltd.; AIG Asia Pacific Insurance, Pte, Ltd.; AIG Europe S.A.; American International Group UK Ltd.; Talbot Holdings Ltd. (Talbot); Western World Insurance Company and Glatfelter Insurance Group (Glatfelter).

Life and Retirement includes the following major operating companies: American General Life Insurance Company (AGL); The Variable Annuity Life Insurance Company (VALIC); The United States Life Insurance Company in the City of New York (U.S. Life) and AIG Life.

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

4	AIG | 2023 Form 10-K

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
For additional information on loss reserves and prior year loss development, see Part II, Item 7. MD&A – Critical Accounting Estimates – Loss Reserves, Part II, Item 7. MD&A – Insurance Reserves – Liability for Unpaid Losses and Loss Adjustment Expenses (Loss Reserves), and Note 13 to the Consolidated Financial Statements.
For additional information on investment strategies, see Part II, Item 7. MD&A – Investments – Investment Strategies.

Human Capital Management
Our people are our greatest strength. To this end, we place significant focus on human capital management; namely retaining, developing and attracting high caliber talent and fostering an inclusive environment in which we actively seek and embrace diverse thinking.
Our Compensation and Management Resources Committee of the Board of Directors (CMRC) is responsible for overseeing human capital management practices and programs, including retention, talent development, compensation and benefits, and diversity, equity and inclusion. Management periodically reports to the CMRC on our various human capital management initiatives and metrics.
At December 31, 2023, we had approximately 25,200 employees based in approximately 50 countries, of which 32 percent are located in North America, 44 percent are in the Asia Pacific region and the remaining 24 percent are in the European, Middle East and Africa (EMEA region) and Latin America.
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
The AIG Compassionate Colleagues Fund (the Fund) enables the Company and its employees to provide direct relief to help eligible colleagues overcome unforeseen financial hardships. The Fund has helped more than 1,600 employees overcome serious financial hardships and disasters. In each of 2021, 2022 and 2023, AIG made a $2 million contribution to the Fund, and additional amounts were contributed by our colleagues through voluntary donations and our 2:1 matching grants program. Employees in approximately 23 countries have contributed to the Fund and employees in 11 countries have received relief.

AIG | 2023 Form 10-K	5

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
The Company also places significant importance on promoting internal talent and succession planning. Accordingly, we use a globally consistent streamlined process to support succession planning and talent development for each of our functions and operating segments. This approach helps identify a pipeline of diverse talent for positions at all levels of the organization and the actions needed to support their development. In 2023, 33 percent of all our open positions were filled with internal talent.
Diversity, Equity and Inclusion (DEI). At AIG, we strive to create an inclusive workplace that provides equal opportunities for all colleagues. We believe in building a culture where everyone is valued and celebrated for who they are and where all perspectives are welcome. As of December 31, 2023, 54 percent of our global workforce were female and 34 percent of our U.S. workforce is ethnically diverse.
AIG sponsors over 110 Employee Resource Groups (ERGs), which are groups of employees who come together based on a shared interest in a specific identity in 45 countries to enhance allyship and inclusion across the organization. AIG’s global ERG network spans 13 different dimensions of diversity and is open to all employees. The ERGs are key to fostering an inclusive workplace that provides a safe space for colleagues to engage, learn, give back to our communities, and provide feedback from their perspective to the business. The ERGs also support and advise company practices and programs to drive a committed culture of belonging and deliver company value, as well as serve as an incubator for developing future leaders. AIG also provides DEI learning opportunities to create awareness and educate on inclusive leadership, allyship, cross-cultural dynamics and fostering inclusion, including DEI microlearning and sessions on authentic leadership.

6	AIG | 2023 Form 10-K

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
Insurance regulators, other regulatory authorities, law enforcement agencies, and other governmental authorities from time to time make inquiries and conduct examinations or investigations regarding our compliance, as well as compliance by other companies in our industry, with applicable laws. In addition, regulation, legislation and administrative policies that are not limited in application solely to the insurance market may significantly affect the insurance industry and certain of our operations, including regulation, legislation and administrative policies related to privacy, cybersecurity, government sanctions, pensions, age and sex discrimination, financial services, securities, taxation and climate change. See Item 1A. Risk Factors – Regulation – "Our businesses are heavily regulated and changes in laws and regulations may affect our operations, increase our insurance subsidiary capital requirements or reduce our profitability".
We expect that the U.S. and international regulations applicable to us and our regulated entities will continue to evolve for the foreseeable future. See Item 1A. Risk Factors – Regulation – "New laws and regulations or new interpretations of current laws and regulations, both domestically and internationally, may affect our businesses, results of operations, financial condition and ability to compete effectively".
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

AIG | 2023 Form 10-K	7

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
REGULATORY REGIMES
United States
States
At the state-level, the National Association of Insurance Commissioners (NAIC) is a standard-setting and regulatory support organization created and governed by the chief insurance regulators from the 50 states, the District of Columbia and five U.S. territories. The NAIC is not a regulator, but, with assistance from the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews and coordinate regulatory oversight. Model laws and regulations promulgated by the NAIC only become effective in a state once formally adopted by such state and are subject to revision by each state. Examples of NAIC models adopted, in substantial part, by all states include:
•The Risk-Based Capital (RBC) for Insurers Model Act, which incorporates an RBC formula calculated in accordance with instructions updated annually by the NAIC that is designed to measure the adequacy of an insurer’s total adjusted capital, as calculated pursuant to the RBC formula, in relation to certain risks inherent in its business, and authorizes certain regulatory actions regarding insurers whose RBC levels fall below specific thresholds. The NAIC has adopted, or is considering, several changes impacting how RBC is calculated, including initiatives aimed at a comprehensive review of the RBC investment framework as well as a proposed modeling methodology to determine RBC for collateralized loan obligations and other structured securities to reduce reliance on the use of rating agency ratings. The RBC levels of each of our U.S. domiciled (re)insurance companies exceeded each of these specific thresholds as of December 31, 2023. In addition to RBC requirements, the insurance laws of our domiciliary states prescribe certain minimum capital and surplus requirements for insurance companies. If any of our (re)insurance entities fell below prescribed levels of statutory capital and surplus, it would be our intention to provide appropriate capital or other types of support to that entity. For additional information, see Part II, Item 7. MD&A – Liquidity and Capital Resources – Liquidity and Capital Resources of AIG Parent and Subsidiaries – Insurance Companies.
•The Insurance Holding Company System Regulatory Act and the Insurance Holding Company System Model Regulation (together, the Holding Company Models) include: provisions authorizing insurance commissioners to act as global group-wide supervisors for internationally active insurance groups and participate in international supervisory colleges; standards for transactions between a domestic (re)insurance company and its affiliates and regulatory approval requirements for certain of such transactions; requirements for obtaining regulatory approval for acquiring control of a domestic (re)insurance company; and the requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with its lead state regulator identifying risks likely to have a material adverse effect upon the financial condition or liquidity of its licensed insurers or the insurance holding company system as a whole, among other requirements. The New York State Department of Financial Services (NYDFS) is AIG’s lead U.S.-state regulator, and leads AIG’s Supervisory College meetings, which consist of AIG’s key global regulatory bodies.
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
•And, specific to our life insurance subsidiaries, the NAIC's new Valuation Manual, which contains a principle-based reserving (PBR) approach to life insurance company reserves. PBR is designed to tailor the reserving process to more closely reflect the risks of specific products rather than the factor-based approach employed historically.

8	AIG | 2023 Form 10-K

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
The NAIC has undertaken a multi-pronged effort to determine whether additional standards, safeguards or disclosures are required in connection with certain investments by U.S. insurance companies, including related party investments, structured securities and other complex assets.
In December 2020, the NAIC amended the Holding Company Models to incorporate a Liquidity Stress Testing (LST) requirement for large life insurers based on a set of scope criteria and a Group Capital Calculation (GCC) requirement. These amendments require the ultimate controlling person of every U.S. insurer that is scoped into the LST framework to submit LST results to the insurance group’s lead state insurance regulator on an annual basis. In addition, these amendments require the ultimate controlling person of every U.S. insurer to submit GCC reports to the insurance group’s lead state insurance regulator on an annual basis unless an exemption applies. The provisions of the December 2020 amendments to the Holding Company Models that authorize the GCC and LST were signed into law by New York State in August 2023, making AIG formally subject to them beginning in 2024.
U.S. states have state insurance guaranty associations in which insurers admitted in the state are required by law to be members. Member insurers may be assessed by the associations for certain obligations of insolvent insurance companies to policyholders and claimants. The aggregate assessments levied against us have not been material to our financial condition in any of the past three years.
Federal
At the U.S. federal level, AIG is impacted by the activities of policymakers and by the laws and regulations enforced by various federal agencies.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), signed into law in 2010, brought about extensive changes to financial regulation in the United States and established the Federal Insurance Office (FIO) to serve as the central insurance authority in the federal government. While not serving a regulatory function, FIO performs certain duties related to the business of insurance and has authority to collect information on the insurance industry and recommend prudential standards. In addition, FIO monitors market access issues, represents the United States in international insurance forums and has authority to determine if certain regulations are preempted by covered agreements. FIO’s approval is required to subject a financial company whose largest U.S. subsidiary is an insurer to the special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC pursuant to Dodd-Frank. U.S. insurance subsidiaries of any such financial company, however, would remain subject to rehabilitation and liquidation proceedings under state insurance laws.
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
Title V of Dodd-Frank authorizes the United States to enter into covered agreements with foreign governments or regulatory entities regarding the business of insurance and reinsurance. On September 22, 2017, the U.S. and the European Union (EU) entered into such an agreement, and on December 18, 2018, the U.S. signed a covered agreement with the United Kingdom (UK), which is similar to the agreement with the EU. Under the agreements, AIG is supervised at the worldwide group level only by its relevant U.S. insurance supervisors, and generally does not have to satisfy EU Solvency II group capital, reporting and governance requirements for its worldwide group. The covered agreements also require various U.S. reinsurance collateral reforms, which have now been adopted by all U.S. states.
Title VII of Dodd-Frank provides for significantly increased regulation of, and restrictions on, derivatives markets and transactions that have affected various activities of insurance and other financial services companies, including (i) regulatory reporting for swaps, including security-based swaps, (ii) mandated clearing through central counterparties and execution through regulated swap execution facilities for certain swaps (other than security-based swaps) and (iii) margin and collateral requirements.

AIG | 2023 Form 10-K	9

ITEM 1 | Business

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
In addition, the FSB has charged the IAIS with developing a framework for measuring and mitigating systemic risks posed by the insurance sector, and in response the IAIS developed an enhanced set of supervisory policy measures for the assessment and mitigation of systemic risk in the insurance sector (Holistic Framework), with implementation beginning in 2020. The Holistic Framework recognizes that systemic risk can emanate from specific activities and exposures arising from either sector-wide trends or concentrations in individual insurers. In light of the IAIS adoption of the Holistic Framework, the FSB decided in December 2022 to discontinue the annual identification of Global Systemically Important Insurers in favor of instead applying the Holistic Framework to inform the FSB’s consideration of systemic risk in insurance.
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

10	AIG | 2023 Form 10-K

ITEM 1 | Business

Beginning after the conclusion of the five-year monitoring period in 2024, the IAIS has agreed to a second phase of implementation in which the ICS will be applied as a group-wide prescribed capital requirement, defined as a solvency control level above which the supervisor does not intervene on capital adequacy grounds. However, in recognition that the United States and potentially other interested jurisdictions are developing an alternative approach to a group capital calculation that, as with the GCC, utilizes an aggregation methodology of available capital and required capital of all insurance group members (Aggregation Method or AM), the IAIS is assessing whether the AM provides comparable outcomes to ICS Version 2.0, including by collecting data from interested jurisdictions. The IAIS aims to be in a position by the end of the monitoring phase to assess whether the AM provides substantially the same outcome as the ICS, in which case it will be considered an outcome-equivalent approach to the ICS.
The standards issued by the FSB and/or the IAIS are not binding on the United States or other jurisdictions around the world unless and until the appropriate local governmental bodies or regulators adopt laws or regulations implementing such standards.
PRIVACY, DATA PROTECTION, CYBERSECURITY AND ARTIFICIAL INTELLIGENCE REQUIREMENTS
We are subject to various laws and regulations that require financial institutions and other businesses to protect and safeguard personal and other sensitive information and provide notice of their practices relating to the collection, disclosure and other processing of personal information. We also are subject to U.S. federal and state laws and regulations requiring notification to affected individuals and regulators of a data breach(es). Below we highlight a few key privacy, data protection, cybersecurity and artificial intelligence (AI) laws and regulations.
In October 2017, the NAIC adopted the Insurance Data Security Model Law (NAIC Data Security Model Law), which, among other things, requires insurers, insurance producers and other entities required to be licensed under state insurance laws to develop and maintain a written information security program, conduct risk assessments, and oversee the data security practices of third-party service providers. As of December 31, 2023, more than 20 jurisdictions had adopted the NAIC Data Security Model Law. In addition, on March 1, 2019, the NYDFS’s cybersecurity regulation became fully effective, requiring covered financial institutions, including insurance entities licensed in New York, to, among other things, implement a cybersecurity program designed to protect information systems. On November 1, 2023 the NYDFS published amendments to this cybersecurity regulation, which include additional obligations for large insurers including enhanced and updated governance, risk assessment, and technology requirements, new notification obligations, and clarifying changes regarding enforcement.
The State of California enacted the California Consumer Privacy Act of 2018 (CCPA), which went into effect as of January 1, 2020, and imposes significant and often first-of-their-kind privacy obligations on businesses handling data related to California residents. The law has a number of exceptions as a result of amendments however; it does not apply to personal information collected, processed, sold, or disclosed pursuant to the federal Gramm-Leach-Bliley Act (GLBA) and implementing regulations or the California Financial Information Privacy Act (FIPA). These amendments reduce the impact of the law on AIG in some, but not all, areas. The California Privacy Rights Act (CPRA) passed in November 2020 became effective January 1, 2023 and amends the CCPA to create additional privacy rights and obligations in California. Colorado, Connecticut, Utah and Virginia also enacted comprehensive consumer data privacy laws and many other states have proposed similar laws, albeit with similar exemptions for entities and/or data governed by the GLBA.
These privacy laws impose requirements on covered businesses that are similar to those imposed by the CCPA with respect to privacy notices, data subject rights and data security standards.
The Securities and Exchange Commission (SEC) Rules of Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure by Public Companies require among other things, disclosure by registrants of any material cybersecurity incident on Form 8-K within four business days of determining that the incident the registrant has experienced is material. They also require periodic disclosures of, among other things, (i) details on the company’s cybersecurity policies and procedures, and (ii) cybersecurity governance and oversight policies, including the board of directors’ oversight of any material incidents (individually or in the aggregate).
The EU General Data Protection Regulation (GDPR) took effect in May 2018. The GDPR’s scope extends to entities established within the EEA (i.e., EU member states plus Iceland, Liechtenstein and Norway) and to certain entities not established in the EEA (in certain instances, if they solicit or target individuals in the EU by offering goods or services to EEA data subjects or monitoring the personal behavior of EEA data subjects (e.g., in an online context)). The GDPR was also onshored in the UK through the European Union (Withdrawal) Act 2018, with adjustments as provided in the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019. Sanctions for non-compliance with the GDPR are onerous, with the potential for fines of up to 4 percent of global revenue for the most serious infringements of the GDPR.
We have sought to address the GDPR’s requirements by demonstrating accountability for compliance with the GDPR’s principles relating to processing of personal data, maintaining records of processing and completing mandatory Data Protection Impact Assessments in connection with higher risk data processing activities.

AIG | 2023 Form 10-K	11

ITEM 1 | Business

The GDPR imposes requirements on the transfer of personal data outside of the EEA, including via standard contractual clauses supplemented by an assessment and due diligence of the legal and regulatory landscape of the jurisdiction of the data importer, the channels used to transmit personal data and the processors or subprocessors that may process personal data.
The NAIC and certain U.S. states have adopted or are considering regulations and guidance relating to the use of “big data,” AI, machine learning and other technology innovations in the insurance marketplace. For example, Colorado and New York have adopted regulations or guidance with respect to the use of external consumer data and information sources in underwriting for life insurance, including the use of algorithms and predictive models. In December 2023, the NAIC adopted a model bulletin on the use of AI by insurers that sets forth governance, risk management and other requirements that insurers using AI are expected to establish. In addition, state insurance regulators in the United States have issued and will continue to consider regulations or proposed guidelines in the use of external data, algorithms and AI in insurance practices, including underwriting, marketing, and claims practices.
The EEA and the UK have also taken steps to regulate the use of data and algorithms used for the purpose of AI and automated decision-making. On December 9, 2023, the European Parliament and European Council reached a provisional agreement on the European Union Artificial Intelligence Act, which, once formally adopted, will broadly regulate the use of AI within the European Union. European countries, and supranational political organizations like the EU and the Council of Europe, are expected to continue taking an active role in regulating AI in ways that may impact the insurance industry in the future.
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
CLIMATE CHANGE
In recent years, federal- and state-level lawmakers and regulators in the United States and in other major countries in which we operate have increased their scrutiny on financial institutions’ and other companies’ governance, risk oversight, disclosures, plans, policies and practices in connection with climate change. Throughout 2023, there have been active and significant regulatory developments on these issues in the form of newly proposed, issued or implemented laws, rules, regulations, guidance and frameworks regarding climate change that impose, or will impose if and when effective, new requirements and expectations, including in connection with climate-related governance, risk management, disclosures, stress testing and scenario analysis. Regulators in several jurisdictions are considering the so-called protection gap as it relates to climate – which is the view that populations are under-insured or that there is insufficient coverage to protect policyholders against the risks associated with climate change. In addition, the SEC has proposed rule changes on climate-related disclosure. The proposed rule would require registrants, including public issuers such as us, to include certain climate-related disclosures in registration statements and periodic reports. These proposed disclosures include information about climate-related risks that are reasonably likely to have a material impact on the registrant’s business, results of operations, or financial condition, and include a new note to their audited financial statements that provides certain climate-related metrics and impacts on a line-item basis. The proposed climate-related disclosures would also include disclosure of a registrant’s greenhouse gas emissions (including Scope 3 emissions) and attestation thereof, as well as information about climate-related targets, goals, and transition plan, if any. If adopted as proposed, the rule changes are expected to result in additional compliance and reporting costs. We continue to actively monitor the regulatory landscape surrounding these issues.
U.S. SECURITIES, INVESTMENT ADVISER, BROKER-DEALER AND INVESTMENT COMPANY REGULATION
Our investment products and services are subject to applicable federal and state securities, investment advisory, fiduciary, including the Employee Retirement Income Security Act of 1974, as amended (ERISA), and other laws and regulations. The principal U.S. regulators of these operations include the SEC, Financial Industry Regulatory Authority (FINRA), Commodity Futures Trading Commission (CFTC), Municipal Securities Rulemaking Board, state securities commissions, state insurance departments and the Department of Labor (DOL).
Our variable life insurance, variable annuity and mutual fund products generally are subject to regulation as “securities” under applicable federal securities laws, except where exempt. Such regulation includes registration of the offerings of these products with the SEC, unless exempt from such registration, and requirements of distribution participants to be registered as broker-dealers, as well as recordkeeping, reporting, and other requirements. This regulation also involves the registration of mutual funds and other investment products offered by our businesses, and the separate accounts through which our variable life insurance and variable annuity products are issued, as investment companies under the Investment Company Act of 1940, as amended (Investment Company Act), except where exempt. The Investment Company Act imposes requirements relating to compliance, corporate governance, disclosure, recordkeeping, registration and other matters. In addition, the offering of these products may involve filing and other requirements under the securities laws of the states and other U.S. jurisdictions where offered. Our separate account investment products are also subject to applicable state insurance regulation.

12	AIG | 2023 Form 10-K

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
STANDARD OF CARE DEVELOPMENTS
We and our distributors are subject to laws and regulations regarding the standard of care applicable to sales of our products and the provision of advice to our customers. In recent years, many of these laws and regulations have been revised or reexamined while others have been newly adopted, such as:
•On October 31, 2023, the DOL announced proposed changes to the regulatory definition of an investment advice fiduciary for purposes of transactions with ERISA qualified plans, related plan participants and IRAs. The proposed changes also included significant changes to existing prohibited transactions exemptions (PTEs) relating to such advice, including PTE 84-24 and PTE 2020-02. The DOL’s proposed regulation changes would significantly increase the number of recommendations that would be considered fiduciary, including (but not limited to) retirement plan rollover recommendations. The DOL proposal established a 60-day comment period through January 2, 2024. Final DOL guidance is expected in 2024.
•SEC Best Interest Regulation – In 2020, Regulation Best Interest (Regulation BI), which establishes new rules regarding the standard of care a broker must meet when making a recommendation to a retail customer in connection with the sale of a security or other covered recommendation, and Form CRS, which requires enhanced disclosure by broker-dealers and investment advisers regarding client relationships and certain conflicts of interest issues, became effective. Both had been adopted by the SEC in June 2019 as part of a package of final rulemakings and interpretations, at the same time as the SEC issued two interpretations under the Advisers Act. The first interpretation addressed the standard of conduct applicable to SEC-registered investment advisers, including details regarding the fiduciary duty owed to clients, required disclosures and the adviser’s continuous monitoring obligations. The second interpretation clarified when investment advice would be considered “solely incidental” to brokerage activity for purposes of the broker-dealer exclusion from SEC investment adviser registration. These two SEC interpretations became effective in 2019.

AIG | 2023 Form 10-K	13

ITEM 1 | Business

•FINRA Standard of Care Development – In 2020, FINRA Rule 2111 was amended to provide that FINRA’s suitability requirements do not apply to recommendations that are subject to Regulation BI. This amendment was intended to mitigate any potential confusion regarding which standard of conduct applies to retail consumers. FINRA’s suitability rules still apply to recommendations that are not covered by Regulation BI, such as recommendations to institutional customers.
•New York Standard of Care Developments – In July 2018, NYDFS adopted a best interest standard of care regulation applicable to annuity and life insurance transactions through issuance of the First Amendment to Insurance Regulation 187 – Suitability and Best Interests in Life Insurance and Annuity Transactions (Regulation 187). As amended, Regulation 187 requires life and annuity producers to act in their client’s best interest when making point-of-sale and in-force recommendations, and to deliver to the client the written basis for the recommendation, as well as the facts and analysis to support the recommendation. The amended regulation also imposes additional duties on life insurance companies in relation to these transactions, such as requiring insurers to establish and maintain procedures designed to prevent financial exploitation and abuse. The amended Regulation 187 was previously challenged in court, but was upheld by the State of New York Court of Appeals, which is New York’s highest state court, in October 2022.
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
FEDERAL RETIREMENT LEGISLATION
In December 2022, comprehensive retirement legislation entitled "SECURE 2.0 Act of 2022" (SECURE 2.0) was signed into law. SECURE 2.0 included many provisions affecting qualified contracts, many of which became effective in 2023, and additional ones that become effective in 2024 or subsequent years. Some of the SECURE 2.0 provisions that became effective in 2023 include, among others: an increase in the age at which required minimum distributions generally must commence to age 73 from the previous age of 72; elimination of the first day of the month requirement for governmental Section 457(b) plans; and optional treatment of employer contributions as Roth sources. We are implementing new processes and procedures, where needed, designed to comply with the new requirements.

Available Information about AIG
Our corporate website is www.aig.com. We make available free of charge, through the Investors section of our corporate website, the reports that we file or furnish with the SEC (including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, any amendments to each of those reports and filings, and other disclosure), corporate governance information (including our Code of Business Conduct and Ethics and any amendments of or waivers from the Code of Business Conduct and Ethics), and select press releases. Additionally, all of our reports filed with the SEC are available on the SEC's website at sec.gov.
Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K. Reference to our website is made as an inactive textual reference.

14	AIG | 2023 Form 10-K

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
•Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events as well as mass torts.
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
•A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, results of operations, financial condition and liquidity.
Business and Operations
•No assurances can be given that the separation of our Life and Retirement business will be completed or as to the specific terms or timing thereof. In addition, we may not achieve the expected benefits of the separation and will have continuing equity market exposure to Corebridge until we fully divest our stake.
•Pricing for our products is subject to our ability to adequately assess risks and estimate related losses.
•Guarantees within certain of our Life and Retirement products may increase the volatility of our results.

AIG | 2023 Form 10-K	15

ITEM 1A | Risk Factors
•Our risk management policies, standards and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses, results of operations, financial condition and liquidity.
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
•Our restructuring initiatives may not yield our expected reductions in expenses and improvements in operational and organizational efficiency.
•Business or asset acquisitions and dispositions may expose us to certain risks.
•Significant legal or regulatory proceedings may adversely affect our business, results of operations or financial condition.
•Increasing scrutiny and evolving expectations from investors, customers, regulators, policymakers and other stakeholders regarding environmental, social and governance matters, including governmental responses to such matters, may adversely affect our reputation or otherwise adversely impact our business and results of operations.
•An epidemic, pandemic or other health crisis could materially and adversely affect our business results of operations, financial condition and liquidity. COVID-19 (including variants) has adversely affected and may continue to adversely affect our global business, results of operations, financial condition and liquidity.
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
•Changes in accounting principles and financial reporting requirements may impact our consolidated results of operations and financial condition.
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
•Competition for employees in our industry is intense, and managing key employee succession is critical to our success. We may not be able to attract and retain the key employees and other highly skilled employees we need to support our businesses.
•We face intense competition in each of our business lines, and technological changes may present new and intensified challenges to our businesses.

16	AIG | 2023 Form 10-K

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
Our businesses are highly dependent on global economic and market conditions. Weaknesses in economic conditions, including a recessionary environment, poor capital markets performance and market volatility have in the past led to, and may in the future lead to, among other consequences, a poor operating environment, erosion of consumer and investor confidence, reduced business volumes, deteriorating liquidity, declines in asset valuations and impacts on policyholder behavior that could influence reserve valuations.
Key ways in which we have in the past been, and could in the future be, negatively affected by economic conditions include:
•increases in policy withdrawals, lapses, surrenders and cancellations and other impacts from changes in policyholder behavior compared to that assumed in pricing;
•increased loss payments and loss costs due to inflation;
•increased challenges to insurance policy terms and conditions, such as standard exclusions;
•increases in costs associated with third-party reinsurance, or decreased ability to obtain reinsurance on acceptable terms;
•the increased likelihood of, or increased magnitude of, asset impairments caused by market fluctuations, deterioration in collateral values or credit deterioration of borrowers; and
•reduced premium and deposits.
Adverse economic conditions may result from a variety of factors including domestic and global economic and political developments, including elevated interest rates, plateauing or decreasing economic growth and business activity, recessions, social inflation, inflationary or deflationary pressures in developed economies, including the United States, civil unrest, pandemics, geopolitical tensions, foreign investment restrictions, or military action, such as the armed conflict between Ukraine and Russia and corresponding sanctions imposed by the United States and other countries or the conflict in Israel and the surrounding areas, and new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains.
These and other market, economic, regulatory and political factors, including the prolonged effects of elevated inflation, turmoil in the global banking sector and related macroeconomic uncertainty, and domestic and international political tension, including any potential U.S. government shutdown, have had and could continue to have a material adverse effect on our businesses, results of operations, financial condition, capital and liquidity in many ways, including:
•lower levels of consumer demand for and ability to afford our products and commercial business activities that have decreased and may continue to decrease revenues and profitability and thus impair goodwill, deferred tax assets or other long-term assets;
•increased credit impairments, downgrades and losses across single or numerous asset classes due to lower collateral values or deteriorating cash flow and profitability by borrowers that could lead to higher defaults on the Company’s investment portfolio, especially in geographic, industry or investment sectors where the Company has higher concentrations of exposure, such as real estate related borrowings, and widening of credit spreads that could reduce investment asset valuations, decrease fee income and increase statutory capital requirements;
•increased market volatility and uncertainty that could decrease liquidity, increase borrowing costs and limit access to capital markets;
•the reduction of investment income generated by our investment portfolio;

AIG | 2023 Form 10-K	17

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
In addition, if our investment managers, including Blackstone Inc. (Blackstone) and BlackRock, Inc. (BlackRock), or any other investment managers we engage, fail to react appropriately to difficult market or economic conditions, our investment portfolio could incur material losses.
Changes in interest rates have materially and adversely affected and may continue to materially and adversely affect our profitability.
Global interest rates increased steadily in 2022 and 2023, including in the United States, and in some cases, have risen rapidly after an extended period at or near historic lows.
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
•changes in the costs of derivatives we use for hedging or increases in the volume of hedging we do;
•an increase in policy loans, surrenders and withdrawals as interest rates rise;
•loss from reduced fee income, and changes in the fair values of Market Risk Benefits (MRBs) and embedded derivatives;
•the reinvestment risk associated with more prepayments on mortgage-backed securities and other fixed income securities in decreasing interest rate environments and fewer prepayments in increasing interest rate environments;
•volatility in our generally accepted accounting principles (GAAP) results of operations driven by interest rate-related components of liabilities and equity market-related components of optional guaranteed benefits and the cost of associated hedges in low interest rate environments; and
•increased financing and refinancing costs, in particular with respect to our corporate debt instruments.
Changes in interest rates have had and could continue to have a material adverse effect on the value of our investment portfolio. For example, increases in interest rates have impacted, and may continue to impact, our investment portfolio by decreasing the estimated fair values of the fixed income securities that constitute a substantial portion of our investment portfolio as well as the alternative investments in our investment portfolio. This in turn has increased and could continue to increase the unrealized loss positions in our portfolio and adversely affect our ability to realize our deferred tax assets, thereby materially and adversely affecting our business, results of operations, financial condition and liquidity. Furthermore, changes in interest rates and credit spreads have led to decreasing the average account value of our separate accounts thereby negatively impacting the fee income we earn.
In periods of rapidly increasing interest rates or sustained periods of elevated interest rates, such as the current interest rate environment, we may not be able to purchase, in a timely manner, the investments in our general account with yields sufficient to fund the higher crediting rates necessary to keep interest rate sensitive products that we offer competitive. Therefore, we may need to accept a lower investment spread and, thus, lower profitability, or face a decline in sales and greater loss of existing contracts and related assets. Policy loans, surrenders and withdrawals also tend to increase as policyholders seek investments with higher perceived returns in higher interest rate environments. These impacts may continue to result in significant cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by interest rate volatility, which could result in realized investment losses when selling assets in an unrealized loss position.
Conversely, the sustained low interest rates we experienced through early 2022 negatively affected and, should a low interest rate environment return, could in the future negatively affect the performance of our investments and reduce the level of investment income earned on our investment portfolios, resulting in net investment spread compression. We experience lower investment income as well as lower sales of new Life and Retirement insurance products, including interest rate sensitive products, and policies when a low or declining U.S. interest rate environment persists, and/or interest rates turn negative, and these effects can persist so long as the investments purchased and products issued remain outstanding, even after rates have risen. We may also experience lower investment income if we are forced to reinvest cash flows from investments at rates below the average yield of our existing portfolios. Due to practical and capital markets limitations, we have in the past not been and may in the future not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities. Low levels of interest rates have in the past and could in the future continue to impair our ability to earn the returns assumed in the pricing and the reserving for our products at the time they were sold and issued.

18	AIG | 2023 Form 10-K

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
For Life and Retirement, establishment and ongoing calculations of reserves for future policy benefits and related reinsurance assets as well as embedded derivatives and MRBs is a complex process with significant judgmental inputs, assumptions and modeling techniques, in each case yielding corresponding results which may be inaccurate or incorrect. We make assumptions regarding mortality, morbidity, discount rates, persistency and policyholder behavior at various points, including at the time of issuance and in subsequent reporting periods. An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these assumptions. The inputs and assumptions used in connection with calculations of reserves for future policy benefits are inherently uncertain. Experience may develop adversely such that additional reserves must be established or the value of MRBs or embedded derivatives may increase. Adverse experience could arise out of a number of factors, including, but not limited to, a severe short-term event, such as a pandemic or changes to policyholder behavior during stressed economic periods, or due to mis-estimation of long-term assumptions such as mortality, interest rates, credit spreads, equity market levels and volatility and persistency assumptions. Certain variables, such as policyholder behavior, are difficult to estimate and can have a significant impact on future policy benefits, MRBs and embedded derivatives. We review and update actuarial assumptions at least annually, typically in the third quarter for reserves, MRBs and embedded derivatives. Additionally, we regularly carry out cash flow testing for statutory reporting. If actual experience or revised future expectations result in projected future losses, we may be required to record additional liabilities through a charge to policyholder benefit expense, net realized gains or losses, or changes in market risk benefits in the then-current period, which could negatively affect our business, results of operations, financial condition and liquidity.
For additional information on reserve development, see Part II, Item 7. MD&A – Insurance Reserves.
For additional information on our loss reserves, see Part II, Item 7. MD&A – Critical Accounting Estimates – Loss Reserves and Note 13 to the Consolidated Financial Statements.

AIG | 2023 Form 10-K	19

ITEM 1A | Risk Factors
For additional information regarding these products, see Item 1. Business – Regulation, Part II, Item 7. MD&A – Critical Accounting Estimates – Market Risk Benefits, and Notes 13 and 14 to the Consolidated Financial Statements.
Reinsurance may be unavailable or too expensive relative to its benefit, and may not be adequate to protect us against losses.
Our subsidiaries are major purchasers of third-party reinsurance and we use reinsurance as part of our overall risk management strategy. While reinsurance does not discharge our subsidiaries from their obligation to pay claims for losses insured under our policies, it does make the reinsurer liable to the subsidiaries for the reinsured portion of the risk. Market conditions beyond our control have impacted and may in the future impact the availability and cost of reinsurance and could have a material adverse effect on our business, results of operations and financial condition. For example, reinsurance is typically more difficult or costly to obtain after a year or consecutive years with a large number of major catastrophes, the likelihood of which may be exacerbated by climate change. We have been and may, at certain times be, (i) forced to incur additional costs for reinsurance, (ii) unable to obtain sufficient reinsurance on acceptable terms, or (iii) unable to obtain reinsurance for certain parts of our business. In instances where reinsurance is more costly, insufficient on acceptable terms or unavailable, we have had to, and will in the future have to accept an increase in exposure to risk, reduce or stop writing certain lines of business written by our subsidiaries or seek alternatives in line with our risk limits, or a combination thereof.
Additionally, we are exposed to credit risk with respect to our subsidiaries’ reinsurers to the extent the reinsurance receivable is not secured, or is inadequately secured by collateral or does not benefit from other credit enhancements. We also bear the risk that a reinsurer is, or may be, unwilling to pay amounts we have recorded as reinsurance recoverables for any reason, including that (i) the terms of the reinsurance contract do not reflect the intent of the parties to the contract or there is a disagreement between the parties as to their intent, or (ii) the terms of the contract cannot be legally enforced. In addition, we bear the risk that (i) the terms of the contract are interpreted by a court or arbitration panel differently than expected, (ii) the reinsurance transaction performs differently than we anticipated compared to the original structure, terms or conditions, or (iii) a change in laws and regulations, or in the interpretation of the laws and regulations, materially impacts a reinsurance transaction. The insolvency of one or more of our reinsurers, the inability or unwillingness of such reinsurers to make timely payments under the terms of our contracts or payments in an amount equal to our reinsurance recoverable, or the risk that the reinsurance transaction does not operate as intended, including due to a change in laws and regulations or on account of court or arbitration panel interpretations, could have a material adverse effect on our results of operations and liquidity.
Moreover, the use of reinsurance placed in the capital markets may not provide the same levels of protection as traditional reinsurance transactions. Any disruption, volatility and uncertainty in these markets, such as following a major catastrophic event, may limit our ability to access such markets on terms favorable to us or at all. Also, to the extent that we intend to use structures based on an industry loss index or other non-indemnity trigger rather than on actual losses incurred by us, we could be subject to residual risk.
Our Life and Retirement companies also utilize intercompany reinsurance arrangements to provide capital benefits to their affiliated cedants. They have also pursued, and may continue to pursue, reinsurance transactions with external parties and permitted practices to manage the capital impact of statutory reserve requirements under applicable reserving rules, including principle-based reserving (PBR). The application of actuarial guidelines and PBR involves numerous interpretations. If state insurance departments do not agree with our interpretations or if regulations change with respect to our ability to manage the capital impact of certain statutory reserve requirements, the statutory reserve requirements of our Life and Retirement companies could increase, or the ability of our Life and Retirement companies to take reserve credit for reinsurance transactions could be reduced or eliminated. Additionally, if the ratings of our Life and Retirement companies decline, we could incur higher costs to obtain reinsurance, each of which could adversely affect sales of our products and our financial condition or results of operations.
The availability of private sector reinsurance for terrorism is limited and we currently have limited reinsurance coverage for terrorist attacks. While we benefit from the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA), which provides U.S. government risk assistance to the insurance industry to manage the exposure to terrorism incidents, TRIPRA has specific program limits and does not cover losses in certain lines of business such as personal property and personal casualty. We also rely on the government sponsored and government arranged terrorism reinsurance programs, including pools, in force in applicable non-U.S. jurisdictions. The realization of these risks may materially and adversely affect our business, results of operations and financial condition.
For additional information on our reinsurance recoverable, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Reinsurance Activities – Reinsurance Recoverable.
Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events as well as mass torts.
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

20	AIG | 2023 Form 10-K

ITEM 1A | Risk Factors
Catastrophic events, and any relevant regulations, have in the past and could in the future result in losses in any business in which we operate, and could expose us to:
•widespread claim costs associated with property, casualty, general liability, bodily injury, workers’ compensation, accident and health, travel, business interruption, cyber and mortality and morbidity claims, among others;
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
In addition, legislative and regulatory initiatives and court decisions following major catastrophes (both natural and man-made), as well as mass torts, have required and could in the future require us to pay the insured beyond the provisions of the original insurance policy and may prohibit the application of a deductible, resulting in inflated and unanticipated claims; or impose other restrictions, which would reduce our ability to mitigate exposure. These initiatives could impair our cash flows and, without regulatory relief, could reduce our subsidiaries’ capital ratios.
For additional information on potential catastrophic events, including a sensitivity analysis of our exposure to certain catastrophes, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks.
For information regarding the effects of climate change on our business, see Reserves and Exposures – “Climate change may adversely affect our business and financial condition” below.
For information regarding the effects of the COVID-19 pandemic on our business, see Business and Operations – “An epidemic, pandemic or other health crisis could materially and adversely affect our business results of operations, financial condition and liquidity. COVID-19 (including variants) has adversely affected and may continue to adversely affect our global business, results of operations, financial condition and liquidity.” below.
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
Climate change presents challenges to our ability to effectively underwrite, model and price catastrophe risk particularly if the frequency and severity of catastrophic events such as pandemics, hurricanes, tornadoes, heatwaves, floods, wildfires and windstorms and other natural disasters continue to increase. For example, losses resulting from actual policy experience may be adverse as compared to the assumptions made in product pricing as well as mortality assumptions and our ability to mitigate our exposure may be reduced.
Climate change-related risks may also adversely impact the value of the securities that we hold or lead to credit risk of other counterparties we transact business with, including reinsurers. Our reputation or corporate brand could also be negatively impacted as a result of changing customer or societal perceptions of organizations that we either insure or invest in due to their actions (or lack thereof) with respect to climate change, as well as political initiatives or other stakeholder expectations with respect thereto. Any policies adopted by investors to address changing societal perceptions on climate change could result in increased compliance costs to our businesses and changes to our corporate governance and risk management practices, and may affect the type of assets we hold in our investment portfolio.
In addition, lawmakers and regulators have imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate change-related risks and efforts undertaken in response thereto. Additional actions by foreign governments, regulators and international standard setters have and could result in substantial expansions of the regulations, guidance or expectations to which we may be subject. It is also possible that the laws, regulations and guidance adopted in U.S. state, U.S. federal or foreign jurisdictions regarding climate change-related risks will differ from one another, and that they could be inconsistent with the laws and regulations of other jurisdictions in which we operate.

AIG | 2023 Form 10-K	21

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
We are exposed to risks as a result of concentrations in our insurance and reinsurance policies, investments, derivatives and other obligations that we undertake for customers and counterparties. Further, any risk management arrangements we employ to manage concentration risks, whether directly or through third parties, may not be available on acceptable terms or may prove to be ineffective. Our risk exposures under insurance and reinsurance policies, derivatives and other obligations are, from time to time, compounded by risk exposure assumed in our investment business. Also, our exposure for certain single risk coverages and other coverages may be so large that adverse experience compared to our expectations may have a material adverse effect on our consolidated results of operations or result in additional statutory capital requirements for our subsidiaries.
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
Also see Part II, Item 7. MD&A – Business Segment Operations – General Insurance – Business Strategy and – Business Segment Operations – General Insurance – Industry and Economic Factors, and Part II, Item 7. MD&A – Business Segment Operations – Life and Retirement – Business Strategy and – Business Segment Operations – Life and Retirement – Industry and Economic Factors.
Fortitude Re may fail to perform its obligations and the accounting treatment of our reinsurance agreements with Fortitude Re leads to volatility in our results of operations.
As of December 31, 2023, approximately $27.6 billion of reserves from AIG’s Life and Retirement Run-Off Lines and approximately $3.0 billion of reserves from AIG’s General Insurance Run-Off Lines, related to business written by multiple AIG subsidiaries, had been ceded to Fortitude Re under reinsurance transactions. These reserve balances are fully collateralized pursuant to the terms of the reinsurance transactions. Our subsidiaries continue to remain primarily liable to policyholders under the business reinsured with Fortitude Re. As a result, if Fortitude Re is unable to successfully operate, or other issues arise that affect its financial condition or ability to satisfy or perform its obligations to our subsidiaries, we could experience a material adverse effect on our results of operations, financial condition and liquidity to the extent the amount of collateral posted in respect of our reinsurance receivable is inadequate. Further, as is customary in similar reinsurance agreements, upon the occurrence of certain termination and recapture triggers, our subsidiaries may elect or may be required to recapture the business ceded under such reinsurance agreements, which would result in a substantial increase to our net insurance liabilities and statutory capital requirements and may require us to raise capital to recapture such ceded business. These termination and recapture triggers include Fortitude Re becoming insolvent or being placed into liquidation, rehabilitation, conservatorship, supervision, receivership, bankruptcy or similar proceedings, certain regulatory ratios falling below certain thresholds, and, in the case of those reinsurance agreements made with Life and Retirement, Fortitude Re’s failure to perform under the reinsurance agreements, or its entry into certain transactions without receiving the consent of Corebridge.
As the reinsurance transactions between AIG and Fortitude Re are structured as modified coinsurance (modco) for the Life and Retirement Run-Off Lines and loss portfolio transfer arrangements with funds withheld for the General Insurance Run-Off Lines, the manner in which we account for these reinsurance arrangements has led, and will continue to lead, to volatility in our results of operations. In modco and funds withheld arrangements, the investments supporting the reinsurance agreements, and which reflect the majority of the consideration that is paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., AIG and its subsidiaries) thereby creating a potential obligation for the

22	AIG | 2023 Form 10-K

ITEM 1A | Risk Factors
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
Our results of operations and financial condition have in the past been, and may in the future be, adversely affected by the degree of concentration in our consolidated investment portfolio. For example, we have significant holdings of real estate and real estate-related investments, including residential mortgage- backed, commercial mortgage-backed and other asset-backed securities and residential and commercial (including office) mortgage loans. We also have significant exposures to financial institutions and, in particular, to money center banks and global banks, certain industries, such as energy and utilities, the U.S. federal, state and local government issuers and authorities, and global financial institutions, governments and corporations. Events or developments that have a negative effect on any particular industry, asset class, group of related industries or geographic region may adversely affect the valuation of our investments to the extent they are concentrated in such segments. Our ability to sell assets in such segments may be limited.
Our investments are also subject to market risks and uncertainties, including, in addition to interest rate risk, changes in the level of credit spreads, currency rates, and commodity and equity prices, each of which has affected and will continue to affect the value of investments in our investment portfolio as well as the performance of, and returns generated by, such investments. For information regarding risks associated with interest rate volatility, see Market Conditions above.
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

AIG | 2023 Form 10-K	23

ITEM 1A | Risk Factors
We rely on investment management and advisory arrangements with third-party investment managers for the majority of our investment portfolio. The historical performance of Blackstone, BlackRock or any other investment manager we engage should not be considered as indicative of the future results of our investment portfolio, our future results or any returns expected on AIG Common Stock.
In 2021, AIG entered into a long-term investment management relationship with Blackstone, pursuant to which Blackstone is initially managing $50 billion of Corebridge’s existing investment portfolio, with that amount increasing to an aggregate of $92.5 billion by the third quarter of 2027. In addition, beginning in April 2022, certain AIG and Corebridge insurance company subsidiaries entered into investment management agreements with BlackRock and as of December 31, 2023, BlackRock manages $135 billion of our investment portfolio, consisting of liquid fixed income and certain private placement assets, including $76 billion of Corebridge assets. In addition, liquid fixed income assets associated with the Fortitude Re funds withheld asset portfolio were separately transferred to BlackRock for management.
As part of the arrangements with Blackstone, Blackstone is serving as exclusive external investment manager for certain of Corebridge's current and future insurance company subsidiaries for certain asset classes, which has led to an increase in investment management fees payable by us as compared to expenses we have historically incurred for similar services. Under the arrangements with Blackstone, there are provisions that require minimum management fees to be paid to Blackstone to the extent actual amounts charged to the Corebridge insurance company subsidiaries are below such minimums. Also, the exclusivity provisions and termination provisions that are part of these arrangements with Blackstone may prevent certain of our Corebridge subsidiaries from retaining other external investment managers with respect to the subject asset classes who may produce better returns on investments than Blackstone. In addition, pursuant to the relevant agreements with Blackstone, if such agreements are terminated for reasons other than certain specified reasons, Corebridge could be required to continue paying investment advisory fees to Blackstone regardless of the termination. Corebridge may not have the funds available to pay any such fees and its insurance company subsidiaries may not be able or permitted to pay dividends or make other distributions to Corebridge in an amount sufficient to pay any such fees or at all. Any requirement to pay such fees could adversely affect our business, results of operations, financial condition and liquidity.
In addition, Blackstone and BlackRock are generally compensated based solely on our assets which they manage, rather than by investment return targets, and as a result, Blackstone and BlackRock are not directly incentivized to maximize investment returns. Our investment portfolio’s returns have benefited historically from investment opportunities and general market conditions that may not currently exist and may not be repeated. There can be no guarantee that Blackstone, BlackRock or any other investment manager we engage will be able to achieve any particular returns or generate investment opportunities with attractive, risk-adjusted returns for our investment portfolio in the future. If Blackstone or BlackRock is unable to effectively manage our portfolio, due to the concentration of assets in our portfolio that are managed by Blackstone and BlackRock, such inability could adversely affect our business, results of operations, financial condition and liquidity.
Additionally, from time to time, we consider and engage in discussions with external asset managers about managing other assets in our investment portfolio that are currently managed by us. If we increase the amount of assets in our investment portfolio managed by external asset managers, it may lead to an increase in investment advisory fees payable by us. In addition, we may become more reliant on our external asset managers, and such increased dependence may reduce our internal capabilities and expertise or expose us to greater risk, including the risk that external asset managers may fail to meet our performance expectations or otherwise experience disruptions or losses.
Our valuation of investments and derivatives involves the application of methodologies and assumptions to derive estimates, which may differ from actual experience and could result in changes to investment valuations that may materially adversely affect our business, results of operations, financial condition and liquidity or lead to volatility in our net income.
It has been and may continue to be difficult to value certain of our investments or derivatives that are not actively traded. There also may be cases where certain assets in normally active markets with significant observable data become inactive with insufficient observable data due to the financial environment or market conditions in effect at that time. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. These values may not be realized in a market transaction, may not reflect the value of the asset and may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value and/or an inability to realize that value in a market transaction or other disposition may have a material adverse effect on our business, results of operations, financial condition and liquidity.
For information regarding volatility in accounting as it relates to Fortitude Re, see Reserves and Exposures – “Fortitude Re may fail to perform its obligations and the accounting treatment of our reinsurance agreements with Fortitude Re leads to volatility in our results of operations” above.

24	AIG | 2023 Form 10-K

ITEM 1A | Risk Factors
LIQUIDITY, CAPITAL AND CREDIT
AIG Parent’s ability to access funds from our subsidiaries is limited, and our sources of liquidity may be insufficient to meet our needs, including providing capital that may be required by our subsidiaries.
As a holding company, AIG Parent depends on dividends and other payments from its subsidiaries to fund operations, pay dividends, repurchase shares, meet debt service obligations and meet the capital and liquidity needs of our subsidiaries. The majority of our investments are held by our regulated subsidiaries. Any inability by our subsidiaries to make dividend or other payments in an amount sufficient to enable AIG Parent to meet its cash requirements could have an adverse effect on our operations or our business, results of operations, financial condition, capital and liquidity.
The ability of our subsidiaries to pay dividends to AIG Parent in the future will depend on their earnings, capital levels, tax considerations, covenants contained in any financing or other agreements, applicable regulatory restrictions and rating agency requirements. In addition, such payments could be limited as a result of claims against our subsidiaries by their creditors, including suppliers, vendors, lessors and employees. Additionally, our insurance subsidiaries may be limited in their ability to make dividend payments to AIG Parent in the future because of the need to meet their obligations or to support their own capital levels or because of regulatory limits and restrictions or changes in, or interpretations of, regulatory or rating agency standards.
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
For additional information on our liquidity, see Part II, Item 7. MD&A – Liquidity and Capital Resources.
For additional information on rating agency requirements, see Liquidity, Capital and Credit – “A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, results of operations, financial condition and liquidity” below.
We may not be able to generate cash to meet our needs due to the illiquidity of some of our investments.
We have a diversified investment portfolio. However, economic conditions as well as adverse capital market conditions, including a lack of buyers, the inability of potential buyers to obtain financing on reasonable terms, volatility, credit spread changes, interest rate changes, foreign currency exchange rates and/or declines in collateral values have in the past impacted, and may in the future impact, the liquidity and value of our investments.
We have investments in certain securities, including certain fixed income structured and privately placed securities as well as investments in private equity funds and hedge funds, mortgage loans, finance receivables and real estate, that are less liquid than other types of securities. Collectively, investments in these assets had a carrying value of $68 billion at December 31, 2023. If it became necessary to sell such assets in a stressed market environment, the prices achieved in any sale of such securities may be lower than their carrying value, which could cause a material adverse effect on our business, financial condition, results of operations and cash flows. Adverse changes in the valuation of real estate and real estate-linked assets, volatility or deterioration of capital markets and widening credit spreads have in the past, and may in the future, materially adversely affect the liquidity and the value of our investment portfolios, including our residential and commercial mortgage related securities portfolios.
In the event additional liquidity is required by one or more of our companies, it may be difficult for us to generate additional liquidity by selling, pledging or otherwise monetizing these or other of our investments at reasonable prices and time frames.

AIG | 2023 Form 10-K	25

ITEM 1A | Risk Factors
A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, results of operations, financial condition and liquidity.
Downgrades of the Insurer Financial Strength (IFS) ratings of our insurance companies could (i) prevent these companies from selling, or make it more difficult for them to succeed in selling, products and services, (ii) make it more difficult for them to obtain new reinsurance or obtain it on reasonable pricing terms, and/or (iii) result in increased policy cancellations, lapses and surrenders, termination of, or increased collateral posting obligations under, assumed reinsurance contracts, or return of premiums.
A downgrade in AIG Parent’s credit ratings could result in a downgrade of the IFS ratings of our insurance or reinsurance subsidiaries. Similarly, under credit rating agency policies, a downgrade of the IFS ratings of our insurance and reinsurance subsidiaries could also result in a downgrade in AIG Parent’s credit ratings.
In addition, a downgrade of our long-term debt ratings could increase our financing costs and limit the availability of financing. A downgrade would also require us to post additional collateral payments related to derivative transactions to which we are a party, and could cause counterparties to limit or reduce their exposure to us and thus reduce our ability to manage our market risk exposures effectively.
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
Since September of 2022 when AIG closed on the initial public offering Corebridge’s common stock, we have been selling down our ownership interest. As of December 31, 2023, AIG holds 52.2 percent of Corebridge common stock. While we currently intend to sell down our remaining ownership interest in Corebridge over time, there can be no guarantee as to the timing or pricing thereof.
The separation of our Life and Retirement business involves a number of risks, including (i) unanticipated developments that may delay, prevent or otherwise adversely affect our ability to continue the separation, including an economic downturn or unfavorable capital markets conditions; (ii) significant costs and disruption or distraction of management from AIG’s other business operations, whether or not a separation is completed; (iii) rating agency actions; (iv) unforeseen losses, liabilities or asset impairments arising from the disposition; (v) challenges associated with disentangling certain operations; and (vi) if we are successful in separating the business, increased concentration of our business operations.
In addition, the separation of our Life and Retirement business, or a significant delay in our ability to continue to separate the business, has caused and could continue to cause the emergence or exacerbate the effects of many of the other risks noted herein, including: (i) the risk of indemnity claims or breach of contract claims that could be made against us in connection with divested businesses; (ii) changes in our deferred tax assets and liabilities; (iii) our ability to utilize certain tax loss and credit carryforwards to offset future taxable income; (iv) competition for employees and managing retention of key employees; (v) maintaining relationships with certain key distributors; (vi) concentration of our insurance and other risk exposures; and (vii) increased exposure to certain risks related to deriving revenue from non-U.S. sources.
We believe that the separation of our Life and Retirement business allows us and Corebridge to pursue distinct strategies appropriate to our respective markets. However, there can be no assurance that we will realize any or all of the expected strategic, financial, operational or other benefits of the separation. Our business, results of operations and financial condition may be materially and adversely impacted if we are unable to realize the anticipated expense reductions and organizational improvements of the separation and any related restructuring activities, or if implementing these initiatives harms our relationships with customers or employees or our competitive position. Additionally, we continue to have a significant equity ownership position in Corebridge, and changes in the market price of Corebridge common stock may have a material impact on us.
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

26	AIG | 2023 Form 10-K

ITEM 1A | Risk Factors
business, but we may not be able to achieve those returns due to the factors discussed above. Additionally, the property and casualty insurance markets are historically cyclical and experience periods of relatively strong premium rates followed by periods of increased competition that push premium rates down. Inadequate pricing and the difference between estimated results of the above factors compared to actual results could have a material adverse effect on the profitability of our operations and our financial condition.
Guarantees within certain of our Life and Retirement products may increase the volatility of our results.
Certain of our annuity and life insurance products include features that guarantee a certain level of benefits, including guaranteed minimum death benefits, guaranteed living benefits, including guaranteed minimum income benefits, and products with guaranteed interest crediting rates, including crediting rate guarantees tied to the performance of various market indices. Many of these features are accounted for at fair value as either MRBs or embedded derivatives under GAAP, and they have significant exposure to capital markets and insurance risks. An increase in valuation of liabilities associated with the guaranteed features results in a decrease in our profitability and depending on the magnitude of any such increase, could materially and adversely affect our financial condition, including our capitalization, as well as our financial strength ratings.
We employ a capital markets hedging strategy to partially offset the economic impacts of movements in equity, interest rate and credit markets, however, our hedging strategy may not effectively offset movements in our GAAP equity or our statutory surplus and capital requirements and may otherwise be insufficient in relation to our obligations. Furthermore, we are subject to the risk that changes in policyholder behavior or actual levels of mortality/longevity as compared to assumptions in pricing and reserving, combined with adverse market events, could produce losses not addressed by the risk management techniques employed. These factors, individually or collectively, may have a material adverse effect on our business, financial condition, results of operations or liquidity including our ability to receive dividends from our operating companies.
Changes in interest rates result in changes to the fair value liability. All else being equal, higher interest rates generally decrease the fair value of our liabilities, which increases our earnings, while low interest rates generally increase the fair value of our liabilities, which decreases our earnings. A prolonged low interest rate environment or a prolonged period of widening credit spreads may also subject us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for our liabilities, lowering their statutory surplus, which would adversely affect their ability to pay dividends. In addition, it may also increase the perceived value of our benefits to our policyholders, which in turn may lead to a higher than expected benefit utilization and lower than expected surrender rates of those products over time as compared to pricing assumptions.
Differences between the change in fair value of the GAAP MRBs and embedded derivatives, as well as associated statutory and tax liabilities, and the value of the related hedging portfolio may occur and can be caused by movements in the level of equity, interest rate and credit markets, market volatility, policyholder behavior and mortality/longevity rates that differ from our assumptions and our inability to purchase hedging instruments at prices consistent with the desired risk and return trade-off. In addition, we may sometimes choose not to hedge or fully mitigate these risks, based on economic considerations and other factors. The occurrence of one or more of these events has in the past resulted in, and could in the future result in, an increase in the fair value of liabilities associated with the guaranteed benefits without an offsetting increase in the value of our hedges, or a decline in the value of our hedges without an offsetting decline in our liabilities, thus reducing our results of operations and shareholders’ equity.
For additional information on these products, see Item 1. Business – Regulation, Part II, Item 7. MD&A – Critical Accounting Estimates – Market Risk Benefits and Notes 13 and 14 to the Consolidated Financial Statements.
Our risk management policies, standards and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses, results of operations, financial condition and liquidity.
We have developed and continue to enhance enterprise-wide risk management policies, standards and procedures to identify, monitor and mitigate risk to which we are exposed. Our risk management policies, standards and procedures may not be sufficiently comprehensive and may not identify or adequately protect us from every risk to which we are exposed. Many of our methods of identifying, measuring, underwriting and managing risks are based upon our study and use of historical market, applicant, customer, employee and bad actor behavior or statistics based on historical models. As a result, these methods may not accurately predict future exposures from events such as a major financial market disruption as the result of a natural or man-made disaster (for example, a severe climate-related event or terrorist attack), that could be significantly different than the historical measures indicate, and which could also result in a substantial change in policyholder behavior and claims levels not previously observed. We have and will continue to enhance our underwriting processes, including, from time to time, considering and integrating newly available sources of data to confirm and refine our traditional underwriting methods. Our efforts at implementing these improvements may not, however, be fully successful, which may adversely affect our competitive position. We have also introduced new product features designed to limit our risk and taken actions on in-force business, which may not be fully successful in limiting or eliminating risk. We may take additional actions on our in-force business, including adjusting crediting rates and cost of insurance, which may not be fully successful in maintaining profitability and which may result in litigation. Moreover, our hedging programs and reinsurance strategies that are designed to manage market risk and mortality risk rely on assumptions regarding our assets, liabilities, general market factors and the creditworthiness of our counterparties that could prove to be incorrect or inadequate. Our hedging programs utilize various derivative instruments, including but not limited to equity options, futures contracts, interest rate swaps and swaptions, as well as other hedging

AIG | 2023 Form 10-K	27

ITEM 1A | Risk Factors
instruments, which may not effectively or completely reduce our risk; and assumptions underlying models used to measure accumulations and support reinsurance purchases may prove inaccurate and could leave us exposed to larger than expected catastrophe losses in a given year. In addition, our current business continuity and disaster recovery plans may not be sufficient to reduce the impact of pandemics, a major cyber attack, including ransomware, and other natural or man-made catastrophic events that are beyond our anticipated thresholds or impact tolerances. Other risk management methods depend upon the evaluation of information regarding markets, clients, or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events in each jurisdiction in which we operate. Jurisdictions have unique requirements with respect to artificial intelligence and environmental, social and governance matters, which may impact the efficacy of our standardized risk management tools and techniques and therefore our policies and procedures may not be fully effective. Accordingly, our risk management policies and procedures may not adequately mitigate the risks to our business, results of operations, financial condition and liquidity.
If our risk management policies and procedures are ineffective, we may suffer unexpected losses and could be materially adversely affected. As our businesses change and the markets in which we operate evolve and new risks emerge, including risks posed by the rapidly developing technology associated with artificial intelligence and the implementation thereof within our operations, by our third-party vendors and by competitors and unanticipated challenges with respect thereto. As a result, there is a risk that new products or new business strategies may present risks that are not appropriately identified, monitored or managed. The effectiveness of our risk management strategies may be limited, resulting in losses, because of market stress, unanticipated financial market movements or unanticipated claims experience from adverse mortality, morbidity or policyholder behavior. In addition, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will understand and follow (or comply with) our risk management policies and procedures.
Our foreign operations expose us to risks that may affect our operations.
AIG provides insurance solutions that help businesses and individuals in approximately 190 countries and jurisdictions protect their assets and manage risks through AIG operations and network partners. A substantial portion of our business is conducted outside the United States, and we intend to continue to grow our business in strategic markets. Operations outside the United States have in the past been, and may in the future be, affected by elevated climate risks, regional economic downturns, changes in foreign currency exchange rates, political events or upheaval, sanctions policies, nationalization and other restrictive government or regulatory actions, which could also affect our other operations.
AIG subsidiaries operating in foreign jurisdictions must satisfy local regulatory requirements and it is possible that these local licenses may require AIG Parent to meet certain conditions. Licenses issued by foreign authorities to our subsidiaries are subject to modification and revocation. Consequently, our insurance subsidiaries could be prevented from conducting future business in some of the jurisdictions where they currently operate. Adverse actions from any single country could adversely affect our results of operations, depending on the magnitude of the event and our financial exposure at that time in that country.
AIG is subject to myriad regulations which govern items such as sanctions, bribery and anti-money laundering, for which failure to comply could expose us to significant penalties. The USA Patriot Act of 2011 requires companies to know certain information about their clients and to monitor their transactions for suspicious activities. The Foreign Corrupt Practices Act makes it unlawful for certain classes of persons and entities to make payments to foreign government officials to assist in obtaining or retaining business. Also, the Department of the Treasury’s Office of Foreign Assets Control administers regulations that restrict or prohibit dealings involving certain organizations, individuals and countries. The UK, the EU, Japan and other jurisdictions maintain similar laws and regulations. Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective and/or an employee or third party fails to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including disgorgement, and our business and our reputation could be adversely affected.
We are exposed to certain risks if we are unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data, which could compromise our ability to conduct business and adversely affect our consolidated business, results of operations, financial condition and liquidity.
We use information technology systems, infrastructure and networks and other operational systems to store, retrieve, evaluate and use customer, employee and company data and information. Our business is highly dependent on our ability to access these systems and networks to perform necessary business functions. In the event of a natural disaster, unauthorized access, a terrorist attack, a major cyber attack or other disruption, our systems, networks, and data may be inaccessible to our employees, customers or business partners for an extended period of time, and we may be unable to meet our business obligations and regulatory requirements for an extended period of time if our data or systems are disabled, manipulated, destroyed or otherwise compromised. Additionally, some of our technology systems are older, legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade. Some of these systems cannot be fully protected because of the inability to implement the latest security patches. Supply chain disruptions or delays could prevent us from maintaining and implementing changes, updates and upgrades to our systems and networks in a timely manner or at all. System and network failures or outages could compromise our

28	AIG | 2023 Form 10-K

ITEM 1A | Risk Factors
ability to perform business functions in a timely manner, which could harm our ability to conduct business, hurt our relationships with our business partners and customers and expose us to legal claims as well as regulatory investigations and sanctions, any of which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Some of these technology systems also rely upon third-party systems and services, which themselves may rely on the systems and services of other third parties. Problems caused by, or occurring in relation to, our third-party providers’ systems and services, including those resulting from breakdowns or other disruptions in information technology services provided by our third-party providers and the other third-parties on which they rely, our inability to acquire third-party services on commercially acceptable terms, failure of a third-party provider to perform as anticipated or in compliance with applicable laws or regulations, inability of a third-party provider to provide the required volumes of services or our third-party providers experiencing cyberattacks or data breaches, could materially and adversely affect our business, results of operations, financial condition and liquidity.
Like other global companies, the systems and networks we maintain and third-party systems and networks we use have in the past been, and may in the future be, subject to or targets of unauthorized or fraudulent access, including physical or electronic break-ins or unauthorized tampering, as well as attempted cybersecurity threats such as “denial of service” attacks, phishing, automated attacks, and other disruptive attacks, including ransomware. Cyber threats are constantly evolving and the techniques used in these attacks change, develop and evolve rapidly, including the use of emerging technologies, such as broader forms of artificial intelligence and quantum computing by nation state threat actors and criminal organizations. The new cyber risks introduced by these changes in technology require us to devote significant attention to identification, assessment and analysis of the risks and implementation of corresponding preventative measures. Additionally, the frequency and sophistication of such threats continue to increase and often become further heightened in connection with geopolitical tensions. Also, like other global companies, we have an increasing challenge of retaining and attracting highly qualified personnel to assist us in combatting these security threats.
There is no assurance that our cybersecurity measures, including information security and technology policies and standards, administrative, technical and physical controls and other actions by us or contracted third-parties designed as preventative, will provide fully effective protection from threats to our data, systems and networks, including malware and computer virus attacks, ransomware, unauthorized access, business e-mail compromise, misuse, denial-of-service attacks, system failures and other disruptions. AIG maintains insurance to cover operational risks, such as cyber risk and technology outages, but this insurance may not cover all costs associated with the consequences of information systems or personal, confidential or proprietary information being compromised. In the case of a successful ransomware attack in which our data and information systems are compromised and applicable restore control processes to restore access are not effective, our information could be held hostage until a ransom, which may be significant, is paid. In some cases, such a compromise may not be immediately detected which may make it difficult to restore critical services, mitigate damage to assets and maintain the integrity and security of data including our policyholder, employee, agent, and other confidential information processed through our systems and networks.
Additionally, since we rely heavily on information technology and systems (which increasingly will include the use of artificial intelligence) and on the integrity and timeliness of data to run our businesses and service our customers, any such security event and resulting compromise of systems or data may impede or interrupt our business operations and our ability to service our customers, and otherwise may materially and adversely affect our business, results of operations, financial condition and liquidity.
There can be no assurance that any actions taken by us to evaluate and enhance our information security and technology systems and processes, including third-party systems and services on which we rely, as well as changes designed to update and enhance our protective measures to address new threats, will decrease the risk of a system or process failure or may create a gap in the associated security measures during the change period. Any such system or process failure or security measures gap could materially and adversely affect our business, results of operations, financial condition and liquidity.
We routinely transmit, receive and store personal, confidential and proprietary information by secured email and other electronic means. Although we attempt to keep such information confidential and secure, we may be unable to do so in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have or use appropriate controls to protect personal, confidential or proprietary information. Failure to secure or appropriately handle personal, confidential or proprietary information could cause a loss of data or compromised data integrity, give rise to remediation or other expenses, expose us to liability under U.S. and international laws and regulations, and subject us to litigation, investigations, sanctions, and regulatory and law enforcement action, and result in reputational harm and loss of business, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
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

AIG | 2023 Form 10-K	29

ITEM 1A | Risk Factors
privacy and security laws and regulations, we may be subject to additional potential private consumer, business partner or securities litigation, regulatory inquiries, and governmental investigations and proceedings, including class-actions. Any such developments may damage our reputation and subject us to material fines and other monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight, any of which could have a material adverse effect on our business, results of operations, financial condition and liquidity. Additionally, we expect that developments in privacy and cybersecurity worldwide will increase the financial and reputational implications following a significant breach of our or our third-party suppliers’ information technology systems. For additional information on data protection and cybersecurity regulations, see Item 1. Business – Regulation – Privacy, Data Protection, Cybersecurity and Artificial Intelligence Requirements, and Part II, Item 7. MD&A – Enterprise Risk Management – Operational Risk Management – Cybersecurity Risk.
Third parties we rely upon to provide certain business and administrative services on our behalf may not perform as anticipated, which could have an adverse effect on our business and results of operations.
We have used and will continue to use outsourcing strategies and third-party providers to transform operational and back office processes and deliver contracted services in a broad range of areas. Such areas include, but are not limited to, administration or servicing of certain policies and contracts, finance, actuarial, information technology services related to infrastructure, and investment advisory and management services for certain funds, plans and retail advisory programs we offer, as well as our own investments. In addition, we have engaged with BlackRock for use of its investment management and risk analytics technology platform, Aladdin. The implementation of Aladdin is comprised of multiple workstreams that are complex and require significant time and resource prioritization. While we have achieved key milestones in the implementation of the technology, there could be delays due to lack of sufficient resources to execute on a timely basis, inefficiencies stemming from changes that may be required to the program or sequencing, failure to meet operational and financial targets due to additional priorities or other factors. These risks may impair our ability to achieve anticipated improvements in our businesses may disrupt or may otherwise harm our operations which could materially and adversely affect our businesses, financial condition and operations.
Further, we have engaged Blackstone and BlackRock to serve as our investment managers for the majority of AIG’s investment assets. For information regarding our reliance on Blackstone and BlackRock as a third-party investment managers, see Investment Portfolio and Concentration of Investments – “We rely on investment management and advisory arrangements with third-party investment managers for the majority of our investment portfolio. The historical performance of Blackstone, BlackRock or any other asset manager we engage should not be considered as indicative of the future results of our investment portfolio, our future results or any returns expected on AIG Common Stock” above.
Some of the third-party providers we use are located outside the U.S., which exposes us to business disruptions and political risks inherent to conducting business outside of the U.S. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us, such third parties or regulators. If such third-party providers experience disruptions, fail to meet applicable licensure requirements, do not perform as anticipated or in compliance with applicable laws and regulations, terminate or fail to renew our relationships, or such third-party providers in turn rely on services from another third-party provider, who experiences such disruptions, licensure failures, nonperformance or noncompliance, termination or non- renewal of its contractual relationships, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, contractual, legal, regulatory or policyholder obligations), a loss of business, increased costs or reputational harm, compromises to our data integrity, or suffer other negative consequences, all of which may have a material adverse effect on our business, consolidated results of operations, liquidity and financial condition. Third parties performing regulated activities on our behalf, such as sales and servicing of insurance products, pose a heightened risk as we may be held accountable for third-party conduct that is not in compliance with applicable law.
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

30	AIG | 2023 Form 10-K

ITEM 1A | Risk Factors
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
In addition, we can, in certain circumstances, be held responsible for the actions of our third-party distributors, including broker- dealers, registered representatives, insurance agents and agencies, marketing organizations, and their respective employees, agents and representatives, in connection with the marketing and sale of our products by such parties, including the security of their operations and their handling of confidential information and personal data, in a manner that is deemed not compliant with applicable laws and regulations. This is particularly acute with respect to unaffiliated distributors where we may not be able to directly monitor or control the manner in which our products are sold through third-party firms despite our risk assessment, training and compliance programs. Further, misconduct by employees, agents and representatives of our broker-dealer subsidiaries in the sale of our products could also result in violations of laws by us or our subsidiaries, regulatory sanctions and serious reputational or financial harm to us. The precautions we take to prevent and detect the foregoing activities may not be effective. If our products are distributed to customers for whom they are unsuitable or distributed in a manner alleged to be inappropriate, or third-party distributors experience a security or data breach due to deficient operational controls, we could suffer reputational and/or other financial harm to our business.
For information regarding suitability standards, see Item 1. Business – Regulation – Regulatory Regimes – United States.
Our restructuring initiatives may not yield our expected reductions in expenses and improvements in operational and organizational efficiency.
We may not be able to fully realize the anticipated expense reductions and operational and organizational efficiency improvements we expect to result from our focus on our operating model and associated initiatives. Actual costs to implement these initiatives may exceed our estimates or we may be unable to fully implement and execute these initiatives as planned. Our businesses and results of operations may be negatively impacted if we are unable to realize these anticipated expense reductions and efficiency improvements or if implementing these initiatives harms our relationships with customers or employees or our competitive position. The successful implementation of these initiatives may continue to require us to effect business rationalizations, technology enhancements, business process outsourcing, workforce reductions, modifications to our operating model and other actions, which depend on a number of factors, some of which are beyond our control.
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
Once we complete acquisitions or dispositions, there can be no assurance that we will realize the anticipated economic, strategic or other benefits of any transaction. For example, the integration of businesses we acquire may not be as successful as we anticipate or there may be undisclosed risks present in such businesses. Acquisitions and dispositions involve a number of risks, including operational, strategic, financial, accounting, legal, compliance and tax risks. Difficulties integrating an acquired business may result in the acquired business performing differently than we expected (including through the loss of customers) or in our failure to realize anticipated expense- related efficiencies. Our existing businesses could also be negatively impacted by acquisitions. Risks resulting from future acquisitions may have a material adverse effect on our results of operations and financial condition. In connection with a business or asset disposition, we may also hold a concentrated position in securities of the acquirer as part of the consideration, which subjects us to risks related to the price of equity securities and our ability to monetize such securities. We have also provided and may provide financial guarantees and indemnities in connection with the businesses we have sold or may sell, as described in

AIG | 2023 Form 10-K	31

ITEM 1A | Risk Factors
greater detail in Note 17 to the Consolidated Financial Statements. Additionally, difficulties or delays in separating a divested business from our existing infrastructure, systems and operations could reduce the anticipated economic, strategic or other benefits of such transaction. While we do not currently believe that claims under these indemnities will be material, it is possible that significant indemnity claims could be made against us. If such a claim or claims were successful, it could have a material adverse effect on our results of operations, cash flows and liquidity.
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
Additionally, from time to time, various regulatory and governmental agencies review the transactions and practices of AIG and our subsidiaries in connection with company-specific matters, or industry-wide and other inquiries into, among other matters, the business practices of current and former operating insurance subsidiaries. Such reviews, investigations, inquiries or examinations have and could lead to extended delays to, or prohibitions of, such transactions or practices, or develop into administrative, civil or criminal proceedings or enforcement actions, in which remedies could include fines, penalties, restitution or alterations to our business practices, and could result in additional expenses, limitations on certain business activities and reputational damage.
AIG, our subsidiaries and their respective officers and directors are also subject to, or may become subject to, a variety of additional types of legal disputes brought by holders of AIG securities, customers, employees and others, alleging, among other things, breach of contractual or fiduciary duties, bad faith, indemnification and violations of federal and state statutes and regulations. Certain of these matters may also involve potentially significant risk of loss due to the possibility of significant jury awards and settlements, punitive damages or other penalties. Many of these matters are also highly complex and seek recovery on behalf of a class or similarly large number of plaintiffs. It is therefore inherently difficult to predict the size or scope of potential future losses arising from them, and developments in these matters could have a material adverse effect on our consolidated financial condition or consolidated results of operations.
For information regarding certain legal proceedings, see Notes 17 and 23 to the Consolidated Financial Statements.
Increasing scrutiny and evolving expectations from investors, customers, regulators, policymakers and other stakeholders regarding environmental, social and governance matters, including governmental responses to such matters, may adversely affect our reputation or otherwise adversely impact our business and results of operations.
There is increasing scrutiny and evolving expectations from investors, customers, regulators, policymakers and other stakeholders on companies’ governance, risk oversight, disclosures, plans, policies and practices regarding environmental, social and governance matters, including those related to environmental stewardship, climate change, diversity, equity and inclusion, racial justice and workplace conduct. These standards and expectations may also, as a whole, reflect diverging or conflicting values or policy objectives.
Governmental actions to mitigate climate and other risks related to environmental, social and governance matters could have an adverse effect on our business and results of operations. Internationally and at the U.S. federal and state levels, regulators have imposed and likely will continue to impose requirements and guidance related to environmental, social and governance matters, which may conflict with one another, impose additional costs on us and expose us to new or additional risks, including financial, regulatory, litigation, reputational and operational risks. See Business – Regulation – Climate Change.
Certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to different environmental, social and governance matters, and unfavorable ratings of our company or our industries may lead to negative investor sentiment and the diversion of investment to other companies or industries. We may not be able to meet environmental, social, governance or sustainability targets, goals, plans, standards or expectations (including any previously announced climate target, goal or plan), whether established or set by us or third parties, due to a variety of factors, including regulatory or other developments, changes to the methodologies, assumptions and estimates that underlie our climate- and other sustainability-related targets, goals and strategy, or the actions of or information provided by third parties outside of our control, who may apply standards, methodologies, practices and policies that differ from ours. If we are unable to meet such targets, goals, plans, standards or expectations, it could result in adverse publicity, reputational harm, or loss of customer and/ or investor confidence, which could adversely affect our business and results of operations.

32	AIG | 2023 Form 10-K

ITEM 1A | Risk Factors
For information on the effects of climate change on our business, see Reserves and Exposures – “Climate change may adversely affect our business and financial condition” above.
An epidemic, pandemic or other health crisis could materially and adversely affect our business results of operations, financial condition and liquidity. COVID-19 (including variants) has adversely affected and may continue to adversely affect our global business, results of operations, financial condition and liquidity.
Public health crises have previously resulted in significant societal disruption, economic uncertainty, volatility in business and consumer confidence and global economic slowdowns. The COVID-19 pandemic, in particular, and related governmental response measures introduced by various national and local governmental authorities (such as restrictions on social activity, travel, movement and certain economic activity) caused significant societal disruption, volatility in the capital markets, disruptions in the labor market, supply chain disruption, significant impacts on commercial real estate due to the increase in remote working arrangements, mortality increases as compared to pricing expectations and most recently, an inflationary environment, which have had adverse economic impacts on our business in various ways.
For example, we have experienced increased claim volumes; adverse effects resulting from our exposure to certain industries, such as brick-and-mortar retail and commercial office space resulting from remote work, and difficulties in arriving at accurate valuations thereof, which has caused or may cause impairment of the estimates and assumptions used to run our businesses or resulting in greater variability and subjectivity in our investment decisions; and increased difficulty and cost in obtaining reinsurance coverage.
In addition, COVID-19 adversely affected our premiums and deposits in some of our insurance lines, including our Life and Retirement products. Further, our policies with premium adjustment features tied to exposure levels, as is the case in certain specialty and casualty lines, have in certain cases been be triggered, resulting in premium reductions. It is also possible that class actions and other proceedings may in the future be filed against us, our insureds, or others, seeking coverage for COVID 19-related losses or alleging bad-faith denials of coverage for such losses.
If these effects are prolonged, or if new COVID-19 variants emerge, a periodic spike in COVID-19 occurs or an unrelated epidemic emerges which requires reimplementation of the response measures outlined above, the markets and economies in which we operate may experience heightened stress and further volatility, which may exacerbate the impacts of COVID-19 set out above and may materially adversely affect our business, results of operations and financial condition. In addition, remote or hybrid work may negatively impact our culture and employees’ morale, which could result in greater turnover, lower productivity and greater operational risks.
We may not be able to protect our intellectual property and may be subject to infringement claims.
Effective intellectual property rights protection, including in the form of contractual rights, copyright, trademark, patent and trade secret laws, may be unavailable, limited, or subject to change in some countries where we do or plan to do business. Third parties may infringe or misappropriate our intellectual property. We have, and may in the future, litigate to protect our intellectual property. Any such litigation may be costly and may not be successful. Additionally, third parties may have patents or other protections that could be infringed by our products, methods, processes or services or which could limit our ability to offer certain product features. Consequently, we have in the past been and may in the future be subject to costly litigation in the event that another party alleges that we infringe upon their intellectual property rights. Any such intellectual property litigation could prove to be both costly and unsuccessful result in significant expense, damages, and in some circumstances we could be enjoined from providing certain products or services to our customers. Alternatively, we could be required to enter into costly licensing arrangements with third parties to resolve infringement or contractual disputes. The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete.
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

AIG | 2023 Form 10-K	33

ITEM 1A | Risk Factors
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
We strive to comply with laws and regulations applicable to our businesses, operations and legal entities, including maintenance of all required licenses and approvals. The application of and compliance with such laws and regulations may be subject to interpretation, evolving industry practices and regulatory expectations that could result in increased compliance costs. The relevant authorities may not agree with our interpretation of these laws and regulations, including, for example, our implementation of new or revised requirements related to the classification of debt securities that do not qualify as bonds, or with our policies and procedures adopted to address evolving industry practices or meet regulatory expectations. Such authorities’ interpretations and views may also change from time to time. It is also possible that the laws, regulations and interpretations across various jurisdictions in which we do business may conflict with one another and affect how we do business in the United States and globally. If we are found not to have complied with applicable legal or regulatory requirements, these authorities could preclude or temporarily suspend us from carrying on some or all of our activities, impose substantial administrative penalties such as fines or require corrective actions, which individually or in the aggregate could interrupt our operations and materially and adversely affect our reputation, business, results of operations and financial condition. Additionally, when such authorities’ interpretation of new or revised requirements related to capital, accounting treatment and/or valuation manual or reserving (such as PBR) materially differs from ours, we have incurred or may incur higher operating costs, or sales of products subject to such requirements or treatment may be affected.
Regulators in jurisdictions in which we do business have adopted RBC, solvency and liquidity standards applicable to insurers and reinsurers operating in their jurisdiction. Failure to comply with such capital (including, in the U.S., RBC), solvency, liquidity and similar requirements, or as otherwise may be agreed by us or one of our insurance company subsidiaries with an insurance regulator, would generally permit the insurance regulator to take certain regulatory actions that could materially impact the affected company’s operations. Those actions range from requiring an insurer to submit a plan describing how it would regain a specified RBC or solvency ratio to a mandatory regulatory takeover of the company. The NAIC adopted in 2020, and the IAIS is developing and testing for implementation beginning in 2025, methodologies for assessing group-wide regulatory capital, which might evolve into more formal group-wide prescribed capital requirements on certain insurance companies and/or their holding companies that may augment state-law RBC standards, and similar international standards, that apply at the legal entity level, and such capital calculations may be made, in whole or in part, on bases other than the statutory statements of our insurance and reinsurance subsidiaries. Furthermore, efforts to address systemic risks within the financial services industry, including insurance services, may lead regulators to apply new or heightened standards and safeguards for activities or practices that we and other insurers or other nonbank financial services companies, including insurers, engage in. In addition to the regulation of specific activities, the Financial Stability Oversight Council has authority under Dodd-Frank to determine that certain nonbank financial companies be designated as nonbank SIFIs subject to supervision by the Board of Governors of the Federal Reserve System and enhanced prudential standards, and recently adopted revised guidance and procedures intended to govern any such designations. We cannot predict the effect that any such initiatives or heightened standards may have on our business, results of operations, liquidity and financial condition.
There has also been increased regulatory scrutiny of the use of “big data” techniques, machine learning, predictive models and artificial intelligence, including in the insurance industry. Certain insurance regulators are developing, or have developed, regulations or guidance applicable to insurance companies that use artificial intelligence, “big data” techniques, machine learning and predictive models in their operations. We cannot predict what, if any, regulatory actions may be taken in the future with regard to “big data,” artificial intelligence, machine learning or predictive models, but any limitations or restrictions could have a material impact on our business, processes, results of operations and financial condition.
We also cannot predict the impact that laws and regulations adopted in foreign jurisdictions may have on the financial markets generally or our businesses, results of operations or cash flows. It is possible such laws and regulations, including, without limitation, Solvency II and European Data Protection Board Cross Border Data Transfer in the EU, and standard-setting initiatives by the FSB and the IAIS, including, but not limited to, the IAIS’ Common Framework for the Supervision of IAIGs, its holistic framework for the assessment and mitigation of systemic risk and the development and refinement of a risk-based global ICS, may significantly alter our business practices. For example, regulators have imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate change-related risks. They may also limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome requirements and additional costs. It is also possible that the laws and regulations adopted in foreign jurisdictions will differ from one another, and that they could be inconsistent with the laws and regulations of other jurisdictions in which we operate, including the United States.
For additional information on our regulatory environment, see Item 1. Business – Regulation.

34	AIG | 2023 Form 10-K

ITEM 1A | Risk Factors
For information regarding the effects of regulations related to climate change on our business, see Reserves and Exposures – “Climate change may adversely affect our business and financial condition” above.
For information regarding the regulatory response to the COVID-19 pandemic, see Business and Operations – “An epidemic, pandemic or other health crisis could materially and adversely affect our business results of operations, financial condition and liquidity. COVID-19 (including variants) has adversely affected and may continue to adversely affect our global business, results of operations, financial condition and liquidity.” above.
New laws and regulations or new interpretations of current laws and regulations, both domestically and internationally, may affect our businesses, results of operations, financial condition and ability to compete effectively.
Legislators, regulators and self-regulatory organizations have in the past, and may in the future, periodically consider various proposals that may affect or restrict, among other things, our business practices and activities, product designs and distribution relationships, how we market, sell or service certain products we offer, the investment assets we hold and our investment management practices, our capital, reserving and accounting requirements, or the profitability of certain of our businesses.
Further, new laws and regulations may affect or significantly limit our ability to conduct certain businesses at all, including proposals relating to restrictions on the type of activities in which financial institutions are permitted to engage into. These proposals or changes in legislation or regulation could also impose additional taxes on a limited subset of financial institutions and insurance companies (either based on size, activities, geography or other criteria), limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome requirements and additional costs. It is uncertain whether and how these and other such proposals or changes in legislation or regulation would apply to us, those who sell or service our products, or our competitors or how they could impact our ability to compete effectively, as well as our business, consolidated results of operations, liquidity and financial condition.
An “ownership change” could limit our ability to utilize tax loss and credit carryforwards to offset future taxable income.
As of December 31, 2023, on a U.S. GAAP basis, AIG Parent had U.S. federal net operating loss carryforwards of approximately $22.0 billion. Our ability to use these tax attributes to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code. In general, an ownership change will occur when the percentage of AIG Parent's ownership (measured by value) by one or more “5-percent shareholders” (as defined in the Internal Revenue Code) has increased by more than 50 percentage points over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally will be subject to an annual limitation on its utilization of pre-ownership change tax loss and credit carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long- term, tax-exempt rate posted monthly by the IRS (AFR) (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation on our ability to utilize tax loss and credit carryforwards arising from an ownership change under Section 382 of the Internal Revenue Code would be dependent on the value of our equity and the AFR at the time of any ownership change. If we were to experience an “ownership change,” it is possible that a significant portion of our tax loss and credit carryforwards could expire before we would be able to use them to offset future taxable income.
New and proposed changes to tax laws could increase our corporate taxes or make some of our products less attractive to consumers.
The Inflation Reduction Act of 2022, includes a 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period. Although the U.S. Treasury and the Internal Revenue Service issued interim CAMT guidance during 2023, many details and specifics of application of the CAMT remain subject to future guidance. We are subject to CAMT for 2023. Our estimated CAMT liability will continue to be refined based on future guidance.
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
For additional information, see Note 23 to the Consolidated Financial Statements.

AIG | 2023 Form 10-K	35

ITEM 1A | Risk Factors
ESTIMATES AND ASSUMPTIONS
Estimates or assumptions used in the preparation of financial statements and modeled results used in various areas of our business may differ materially from actual experience.
Our financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP), which requires the application of accounting policies that often involve a significant degree of judgment. The accounting policies that we consider most dependent on the application of estimates and assumptions, and therefore may be viewed as critical accounting estimates, are described in Note 1 to the Consolidated Financial Statements and in Item 7. MD&A – Critical Accounting Estimates. These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation. These estimates are based on judgment, current facts and circumstances, and, when applicable, models developed internally or with inputs from third parties. Therefore, actual results may differ from these estimates and models, possibly in the near term, and could have a material effect on our financial statements.
In addition, we employ models to price products, calculate reserves and future policy benefits and value assets and execute hedging strategies, as well as to assess risk and determine statutory capital requirements, among other uses. These models are complex and rely on estimates and projections that are inherently uncertain, may use incomplete, outdated or incorrect data or assumptions and may not operate as intended. To the extent that any of our operating practices and procedures do not accurately produce, or reproduce, data that we use to conduct any or all aspects of our business, such differences may negatively impact our business, reputation, results of operations, and financial condition. For our Life and Retirement companies, significant changes in policyholder behavior assumptions such as lapses, surrenders and withdrawal rates as well as the amount of withdrawals, fund performance, equity market returns and volatility, interest rate levels, the health habits of the insured population, technologies and treatments for disease or disability, the economic environment, or other factors could negatively impact our assumptions and estimates. To the extent that any of our modeling practices do not accurately produce, or reproduce, data that we use to conduct any or all aspects of our business, such errors may negatively impact our business, reputation, results of operations and financial condition.
Changes in accounting principles and financial reporting requirements may impact our consolidated results of operations and financial condition.
Our financial statements are prepared in accordance with U.S. GAAP, which are periodically revised. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (FASB). The adoption of new or revised accounting standards has in the past, and may in the future impact, our reported consolidated results of operations, liquidity and reported financial condition and may cause investors to perceive greater volatility in our financial results, negatively impacting our level of investor interest and investment.
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
Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment and conduct interim qualitative assessments on a periodic basis. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. In 2023, for substantially all of the reporting units we elected to bypass the qualitative assessment of whether goodwill impairment may exist and, therefore, performed quantitative assessments that supported a conclusion that the fair value of all of the reporting units tested exceeded their book value. Our goodwill balance was $3.5 billion at December 31, 2023. If it is determined that goodwill has been impaired, we must write down goodwill by the amount of the impairment, with a corresponding charge to net income (loss). These write-downs could have a material adverse effect on our consolidated results of operations, liquidity and financial condition. For additional information on goodwill impairment, see Part II, Item 7. MD&A – Critical Accounting Estimates – Goodwill Impairment and Note 12 to the Consolidated Financial Statements.
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. As of December 31, 2023, we had net deferred tax assets, after valuation allowance, of $14.1 billion, related to federal, foreign, and state and local jurisdictions. If, based on available evidence, it is more likely than not that the deferred tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income, which such action we have taken from time to time. Such charges could have a material adverse effect on our consolidated results of operations, liquidity and financial condition. For additional information on deferred tax assets, see Part II, Item 7. MD&A – Critical Accounting Estimates – Income Taxes and Note 23 to the Consolidated Financial Statements.

36	AIG | 2023 Form 10-K

ITEM 1A | Risk Factors
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
Competition for employees in our industry is intense, and managing key employee succession is critical to our success. We may not be able to attract and retain the key employees and other highly skilled employees we need to support our businesses.
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
Technological advancements and innovation in the insurance industry, including those related to evolving customer preferences, the digitization of insurance products and services, data ingestion and exchange with trading partners, acceleration of automated underwriting, and use of artificial intelligence and electronic processes present competitive risks. Technological advancements and innovation are occurring in distribution, underwriting, recordkeeping, advisory, marketing, claims and operations at a rapid pace, and that pace may increase, particularly as companies increasingly use data analytics and technology as part of their business strategy. If we are unable to effectively implement these technological advancements in our business, including the use of artificial intelligence, in a way that matches or exceeds our competitors, we may suffer competitive harm as a result, which could adversely impact our reputation, results of operations and financial condition. For further discussion on regulatory developments with respect to emerging technologies, see – Regulation below.
Further, additional costs may also be incurred in order to implement changes to automate procedures critical to our distribution channels in order to increase flexibility of access to our services and products. While we seek opportunities to leverage technological advancements and innovation for our customers’ benefit, our business and results of operations could be materially and adversely affected if external technological advancements or innovation, or the regulation of technological advancements or innovation, limit our ability to retain existing business, write new business at adequate rates or on appropriate terms, render our insurance products less suitable or impact our ability to adapt or deploy current products as quickly and effectively as our competitors.

ITEM 1B | Unresolved Staff Comments
There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to periodic or current reports under the Exchange Act.

AIG | 2023 Form 10-K	37

ITEM 1C | Cybersecurity

ITEM 1C | Cybersecurity
CYBERSECURITY RISK MANAGEMENT
AIG maintains a documented Information Security Program (the Program) that includes risk assessments regularly conducted by us and third-party experts to evaluate potential security threats that may have a negative impact on the organization, detect potential vulnerabilities and mitigate any identified security risks. The Program is informed by industry standards and frameworks and is designed to protect the confidentiality, integrity, and availability of AIG’s information assets and systems that store, process or transmit information.
The AIG Chief Information Security Officer (CISO) provides oversight and direction for the Program, including adjustments in response to changes in technology, internal or external threats, business processes, and regulatory or statutory requirements and communicates the information security risk posture of AIG to senior management and the AIG Board of Directors.
The Program includes the following key elements:
•Network, Systems and Data Security – The Company deploys technical and organizational safeguards that are designed to protect the Company’s networks, systems, and data from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls.
•Threat and Vulnerability Management – The Company maintains a threat and vulnerability management program that leverages continuous threat intelligence to seek to proactively identify, assess, and mitigate evolving cybersecurity risks. This program incorporates vulnerability scanning, remediation management, bug bounty, penetration testing, and threat response capabilities, all designed to safeguard our information assets and ensure business continuity.
•Cybersecurity Incident Monitoring and Response – The Company has established and maintains incident response plans that address the Company’s response to a cybersecurity incident, utilizing a cross-functional approach.
•Third Party Assessment and Oversight – The Company maintains a third-party risk management program designed to identify and manage cybersecurity risks from third-party service providers, including initial due diligence and assessment of the service provider’s control environment as well as periodic re-assessments.
•Security Training and Awareness – The Company provides ongoing education and training to employees regarding information security threats, and their role and responsibility in detecting and responding to such threats.
In addition to the above, where appropriate, AIG employs third-party experts to evaluate our cybersecurity risk management program. The Company conducts annual external penetration tests to simulate real-world attacks against the Company’s networks and applications which supplement our continuous internal application security assessments. These independent evaluations help uncover potential security vulnerabilities for remediation by our cybersecurity team. We also operate a bug bounty program through a crowdsourced security platform to incentivize responsible disclosure of software defects by global security researchers.
The Program is evaluated on an ongoing basis both internally and through the use of third-party audit firms to address and protect against the evolving cyber threat landscape and seeks to align to industry standards such as the National Institute of Standards and Technology Cybersecurity Framework, as well as applicable legal and regulatory guidance and mandates related to all AIG stakeholders, including investors, customers, and employees. Control adequacy and design are reviewed at least annually, and independent audits and penetration tests assist in identifying areas for continued focus, improvement and/or inclusion, and are designed to provide assurance that controls are appropriately designed and operating effectively. Additionally, the Company's Internal Audit group performs independent testing of the Company’s control environment, including key components of the Program.
Board Oversight and Governance
AIG's Board of Directors (the Board) oversees the Program and management of risks from cybersecurity threats and reviews and monitors AIG's business and technology strategy, including the policies, processes and practices that the Company’s management implements to address risks from cybersecurity threats. The Board believes that all directors are responsible for oversight of these matters given the increasing importance of cybersecurity to AIG’s risk profile, as well as the significant role the Company’s technology strategy plays in its strategic priorities. The Chief Information Officer (CIO), CISO and Chief Risk Officer provide updates to the Board as appropriate.
Global Committees
Group Risk Committee (GRC): The GRC is a committee comprised of senior management and is responsible for assessing significant risk issues on a global basis to protect AIG’s financial strength, optimize AIG’s intrinsic value, and protect AIG’s reputation. The risks considered by the GRC include those relating to cybersecurity.

38	AIG | 2023 Form 10-K

ITEM 1C | Cybersecurity

Technology Risk and Controls Committee (TRCC): The TRCC is used as a platform to assess risk and controls components across the information technology (IT) landscape including cybersecurity. It manages the risk assessment process, escalation and implementation of risk acceptance thresholds with the help of the GRC.
Regional, Country Risk and IT Risk Committees
•Asia Pacific (APAC) Technology Risk and Controls (TRC) Forum
•APAC - TRC Zone / Country Monthly Forums
•Japan IT Risk Committee
•Europe, Middle East and Africa region/UK and Latin America and Caribbean TRC Forum
The above forums are set up for regional focus on IT, cybersecurity, regulations and overall issue management. The forums engage with the Company's relevant IT leaders and functional leaders within Enterprise Risk Management, Legal, Compliance, and Internal Audit.
Each of the Board and regional and country leadership boards may receive periodic presentations and reports on cybersecurity risks. In the event of a material cybersecurity incident, the Board will receive prompt information and ongoing updates about the incident. The Company has an established issue escalation protocol for technology incidents, including cyber related incidents. The Company’s technology incidents and risks are tracked and rated. Items that are rated as "critical" are discussed in the TRCC, and escalated to the GRC as appropriate. At least once each year, the Board discusses the Company’s approach to cybersecurity risk management with the Company’s Global Chief Information Security Officer. The CISO and regional/country information security officers regularly present to the Company’s regional and country leadership boards on material cyber risks and the Company’s information security posture and strategy.
The CISO works collaboratively with business and functional colleagues to implement a program designed to protect the Company’s information system from cybersecurity threats and promptly respond to potential cybersecurity incidents. Multidisciplinary teams are deployed to respond to cybersecurity incidents in accordance with the Company’s incident response plans. Through ongoing communication from these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity incidents in real time, and reports such incidents to the Board when appropriate.
The CISO reports to the CIO and is principally responsible for overseeing the Program, in partnership with other business leaders across the Company including regional information security and technology officers. The Company’s cybersecurity personnel maintain current knowledge through specific training programs, professional certifications, and participation in industry groups (e.g., Financial Services Sector Coordinating Council, Financial Services Information Sharing and Analysis Center, Analysis and Resilience Center, Securities Industry and Financial Markets Association, Cybersecurity and Infrastructure Security Agency, etc.). Company cybersecurity personnel expand and test their knowledge of cyber threats and countermeasures through additional on-the-job training and quarterly sponsored simulated exercises to practice their response to real-life threats. In addition, personnel are encouraged to obtain industry approved certifications as appropriate for their roles and responsibilities. Below are some examples of certifications held by the Company’s cybersecurity personnel: Certified in the Governance of Enterprise IT, Certified Information Systems Security Professional, Certified Information Security Manager, Certified Risk Information Systems Control, Global Information Assurance Certification (GIAC) Certified Incident Handler, GIAC Assessing and Auditing Wireless Networks, and GIAC Continuous Monitoring Certification.
Our CISO has more than 30 years’ leadership experience in the field of information technology, cybersecurity, and adjacent roles spanning both military, corporate, and advisory roles. He maintains multiple professional certifications and has completed various academic and professional training courses, including the Federal Bureau of Investigation CISO Academy. In addition, he continues to serve on cybersecurity advisory councils and on the faculty of educational institutions focused on network security and information technology.
There have been no material cybersecurity incidents that have affected AIG for the period covered by this annual report. For a discussion regarding risks associated with cybersecurity threats, see Part I, Item 1A. Risk Factors – Business and Operations – "Our risk management policies, standards and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses, results of operations, financial condition and liquidity" and “We are exposed to certain risks if we are unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data, which could compromise our ability to conduct business and adversely affect our consolidated business, results of operations, financial condition and liquidity.”

AIG | 2023 Form 10-K	39

ITEM 2 | Properties

ITEM 2 | Properties
We lease our corporate headquarters located at 1271 Avenue of the Americas, New York, New York. We operate from approximately 130 offices in the United States and approximately 240 offices in approximately 40 foreign countries. We own 9 offices in the United States and 40 offices in 7 foreign countries. The remainder of the office space we use is leased. We believe that our leases and properties are sufficient for our current purposes.
LOCATIONS OF CERTAIN ASSETS
As of December 31, 2023, approximately 8 percent of our consolidated assets were located outside the U.S. and Canada.
For additional information on geographic locations, see Note 3 to the Consolidated Financial Statements.

ITEM 3 | Legal Proceedings
For a discussion of legal proceedings, see Note 17 to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4 | Mine Safety Disclosures
Not applicable.

40	AIG | 2023 Form 10-K

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Part II
ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
AIG’s common stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG). There were approximately 18,502 shareholders of record of AIG Common Stock as of February 8, 2024.

Equity Compensation Plans
See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Purchases of Equity Securities
The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended December 31, 2023:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1-31	2,787,099	$60.72	2,787,099	$7,038
November 1-30	6,703,311	64.26	6,703,311	6,608
December 1-31	6,685,175	66.51	6,685,175	6,163
Total	16,175,585	$64.58	16,175,585	$6,163
*Excludes excise tax of $27 million due to the Inflation Reduction Act of 2022 for the year ended December 31, 2023.
On August 1, 2023, the Board of Directors authorized the repurchase of $7.5 billion of AIG Common Stock (inclusive of the approximately $2.15 billion of expected remaining authorization under the Board's prior share repurchase authorization upon expiration of the current 10b5-1 Plan as of August 7, 2023). As of December 31, 2023, approximately $6.2 billion remained under the authorization.
For additional information on our share purchases, see Note 18 to the Consolidated Financial Statements.

AIG | 2023 Form 10-K	41

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Performance Graph
The following Performance Graph compares the cumulative total shareholder return on AIG Common Stock for a five-year period (December 31, 2018 to December 31, 2023) with the cumulative total return of the S&P’s 500 stock index (which includes AIG), the S&P Property and Casualty Insurance Index and the S&P Life and Health Insurance Index.
Value of $100 Invested on December 31, 2018
(All $ as of December 31st)

$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
AMERICAN INTERNATIONAL GROUP
S&P 500 INDEX
S&P 500 Property & Casualty Insurance Index
S&P 500 Life & Health Insurance Index

Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization.

	As of December 31,
	2018	2019	2020	2021	2022	2023
AIG	$100.00	$133.58	$102.52	$157.80	$179.49	$196.94
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P 500 Property & Casualty Insurance Index	100.00	125.87	134.63	160.58	190.89	211.53
S&P 500 Life & Health Insurance	100.00	123.18	111.51	152.41	168.18	176.00

ITEM 6 | [Reserved]

42	AIG | 2023 Form 10-K

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

AIG | 2023 Form 10-K	43

All forward-looking statements involve risks, uncertainties and other factors that may cause AIG’s actual results and financial condition to differ, possibly materially, from the results and financial condition expressed or implied in the forward-looking statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in specific projections, targets, goals, plans, assumptions and other forward-looking statements include, without limitation:
•the impact of adverse developments affecting economic conditions in the markets in which AIG and its businesses operate in the U.S. and globally, including adverse developments related to financial market conditions, macroeconomic trends, fluctuations in interest rates and foreign currency exchange rates, inflationary pressures, including social inflation, pressures on the commercial real estate market, an economic slowdown or recession, any potential U.S. federal government shutdown and geopolitical events or conflicts, including the conflict between Russia and Ukraine and the conflict in Israel and the surrounding areas;
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
•AIG's ability to effectively implement restructuring initiatives and potential cost-savings opportunities;
•AIG's ability to effectively implement technological advancements, including the use of artificial intelligence (AI), and respond to competitors' AI and other technology initiatives;
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
•AIG’s ability to address evolving stakeholder expectations and regulatory requirements with respect to environmental, social and governance matters;
•the impact of epidemics, pandemics and other public health crises and responses thereto; and
•such other factors discussed in:
–Part I, Item 1A. Risk Factors of this Annual Report; and.
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

44	AIG | 2023 Form 10-K

Throughout the MD&A, we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.
We have incorporated into this discussion a number of cross-references to additional information included throughout this Annual Report to assist readers seeking additional information related to a particular subject.

AIG | 2023 Form 10-K	45

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

46	AIG | 2023 Form 10-K

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
Results from discontinued operations are excluded from all of these measures.

AIG | 2023 Form 10-K	47

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
LOSS RESERVES
Loss reserves represent the accumulation of estimates of unpaid claims, including estimates for claims incurred but not reported and loss adjustment expenses, less applicable discount. We regularly review and update the methods used to determine loss reserve estimates. Because these estimates are subject to the outcome of future events and because loss trends vary and time is often required for changes in trends to be recognized and confirmed, changes in estimates are common.
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

48	AIG | 2023 Form 10-K

ITEM 7 | Critical Accounting Estimates

Short-Tail Reserves
In short-tail lines of business, such as property or personal insurance, where the nature of these claims tends to be higher frequency with short reporting periods, with volatility arising from occasional severe events, the actual losses reported make up a greater proportion of the ultimate loss estimate. During the first few development quarters of an accident year, the expected ultimate losses generally reflect the average loss costs from a period of preceding accident quarters that have been adjusted for changes in rate and loss cost trends, mix of business, known exposure to unreported losses, or other factors affecting the particular line of business. For more mature quarters, specific loss development methods and/or frequency/severity methods may be used to determine the incurred but not reported (IBNR). IBNR for claims arising from catastrophic events or events of unusual severity would be determined taking into account information known by the claims department, using alternative techniques or expected percentages of ultimate loss emergence based on historical emergence of similar events or claim types.
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

AIG | 2023 Form 10-K	49

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

50	AIG | 2023 Form 10-K

ITEM 7 | Critical Accounting Estimates

The Cape Cod method is a hybrid between the loss development and Bornhuetter Ferguson methods, where the historic loss data and loss development factor assumptions are used to determine the expected loss ratio estimate in the Bornhuetter Ferguson method.
Where appropriate, supplemental analysis for the given line of business may be performed in addition to the above described techniques such as Shareholder Class Action suit analysis for Directors and Officers (D&O) coverages.
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

AIG | 2023 Form 10-K	51

ITEM 7 | Critical Accounting Estimates

Key Assumptions of our Actuarial Methods by Line of Business

Line of Business or Category	Key Assumptions
U.S. Workers’ Compensation
We generally use a combination of loss development and expected loss ratio methods for U.S. Workers’ Compensation as this is a long-tail line of business.
The tail factor is typically the most critical assumption, and small changes in the selected tail factor can have a material effect on our carried reserves. For example, the tail factors beyond twenty years for guaranteed cost business could vary by 1 percentage point below to 2.5 percentage points above those indicated in the 2023 detailed valuation review. For excess of deductible business, in our judgment, it is reasonably possible that tail factors beyond twenty years could vary by 1.5 percentage points below to 3 percentage points above those indicated in the 2023 detailed valuation review.

U.S. Excess Casualty
We utilize various loss cost trend assumptions for different segments of the portfolio. In our judgment, after evaluating the historical loss cost trends from prior accident years since the early 1990s, it is reasonably possible that actual loss cost trends applicable to the year-end 2023 detailed valuation review for U.S. Excess Casualty may range 5 percentage points lower or higher than this estimated loss trend. The loss cost trend assumption is critical for the U.S. Excess Casualty line of business due to the long-tail nature of the losses, and it is applied across many accident years. Thus, there is the potential for the loss reserves with respect to a number of accident years (the expected loss ratio years) to be significantly affected by changes in loss cost trends that were initially relied upon in setting the loss reserves. These changes in loss trends could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting losses.
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
In our judgment, after evaluating the historical loss development factors from prior accident years since the early 1990s, it is reasonably possible that the actual loss development factors could vary by an amount equivalent to a six month shift from those actually utilized in the year-end 2023 detailed valuation review. This would impact projections both for accident years where the selections were directly based on loss development methods as well as the a priori loss ratio assumptions for accident years with selections based on Bornhuetter Ferguson or Cape Cod methods. Similar to loss cost trends, these changes in loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting losses.
Given the very long-tail nature of this business, the tail factor selection can also have material impact on our carried reserves. The sensitivity around tail selection may also be a proxy for the sensitivity of a calendar year impact of monetary inflation on unpaid losses. It is reasonably possible for the tail factors for Excess Casualty could vary by 2 percentage points below to 3.5 percentage points above those indicated in the 2023 detailed valuation review.

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

U.S. Financial Lines
The loss cost trends for U.S. D&O liability business vary by year and subset. After evaluating the historical loss cost levels from prior accident years since the early 1990s, including the potential effect of losses relating to the credit crisis, in our judgment, it is reasonably possible that the actual variation in loss cost levels for these subsets could vary by approximately 10 percentage points lower or higher on a year-over-year basis than the assumptions actually utilized in the year-end 2023 reserve review. Because the U.S. D&O business has exhibited highly volatile loss trends from one accident year to the next, there is the possibility of an exceptionally high deviation. In our analysis, the effects of loss cost trend assumptions affect the results through the a priori loss ratio assumptions used for the Bornhuetter Ferguson and Cape Cod methods, which impact the projections for the more recent accident years.
The selected loss development factors are also an important assumption, but are less critical than for U.S. Excess Casualty. Because these lines are written on a claims made basis, the loss reporting and development tail is much shorter than for U.S. Excess Casualty. However, the high severity nature of the losses does create the potential for significant deviations in loss development patterns from one year to the next. Similar to U.S. Excess Casualty, after evaluating the historical loss development factors from prior accident years since the early 1990s, in our judgment, it is reasonably possible that actual loss development factors could change by an amount equivalent to a shift by six months from those actually utilized in the year-end 2023 reserve review.

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

52	AIG | 2023 Form 10-K

ITEM 7 | Critical Accounting Estimates

The following sensitivity analysis table summarizes the effect on the loss reserve position of using certain alternative loss cost trend (for accident years where we use expected loss ratio methods) or loss development factor assumptions rather than the assumptions actually used in determining our estimates in the year-end loss reserve analyses in 2023:

December 31, 2023	Increase (Decrease) to Loss Reserves		Increase (Decrease) to Loss Reserves
(in millions)
Loss cost trends:		Loss development factors:
U.S. Excess Casualty:		U.S. Excess Casualty:
5.0 percentage points increase	$850	3.5 percentage points tail factor increase	$1,200
5.0 percentage points decrease	(650)	2.0 percentage points tail factor decrease	(750)
		U.S. Excess Casualty:
		6-months slower	600
		6-months faster	(550)
U.S. Financial Lines (D&O)		U.S. Financial Lines (D&O)
10.0 percentage points increase	950	6-months slower	600
10.0 percentage points decrease	(700)	6-months faster	(550)
		U.S. Workers' Compensation:
		Tail factor increase(a)	800
		Tail factor decrease(b)	(550)
(a)Tail factor increase of 2.5 percentage points for guaranteed cost business and 3 percentage points for deductible business.
(b)Tail factor decrease of 1 percentage point for guaranteed cost business and 1.5 percentage points for deductible business.
For additional information on our reserving process and methodology, see Note 13 to the Consolidated Financial Statements.
FUTURE POLICY BENEFITS FOR LIFE AND ACCIDENT AND HEALTH INSURANCE CONTRACTS
Long-duration traditional products primarily include whole life insurance, term life insurance, and certain payout annuities for which the payment period is life-contingent, which include certain of our single premium immediate annuities including pension risk transfer (PRT) and structured settlements. In addition, these products also include accident and health, and long-term care (LTC) insurance. The LTC block is in run-off and has been fully reinsured with Fortitude Re.
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

AIG | 2023 Form 10-K	53

ITEM 7 | Critical Accounting Estimates

MARKET RISK BENEFITS
Annuity products offered by our Individual Retirement and Group Retirement segments offer guaranteed benefit features (collectively known as GMxBs). These guaranteed features include guaranteed minimum death benefits (GMDB) that are payable in the event of death and guaranteed minimum withdrawal benefits (GMWB) that guarantee lifetime withdrawals regardless of fixed account and separate account value performance. For additional information on these features, see Note 14 to the Consolidated Financial Statements.
GMxBs are recognized as MRBs and can be assets or liabilities, and represent the expected value of benefits in excess of the projected account value, with changes in fair value of MRBs recognized in the Consolidated Statements of Income (Loss) and the portion of the fair value change attributable to our own credit risk recognized in OCI.
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
For additional information on how we value for MRBs, see Note 14 to the Consolidated Financial Statements, and for information on fair value measurement of these MRBs, including how we incorporate our own non-performance risk, see Note 5 to the Consolidated Financial Statements.

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

54	AIG | 2023 Form 10-K

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
The following table summarizes the sensitivity of changes in certain assumptions for MRBs, liability for Future policyholder benefits, net of reinsurance and embedded derivatives related to index-linked interest credited features, measured as the related hypothetical impact for the December 31, 2023 balances and the resulting hypothetical impact on pre-tax income and OCI, before hedging:

	December 31, 2023
	Increase (Decrease) Due to Changes in MRBs, Liability for Future Policyholder Benefits, and Embedded Derivatives Related to Index-Linked Interest Credited Features
	Pre-Tax Income	Other Comprehensive Income (Loss) Impact
(in millions)
Assumptions:
Equity Return(a)
Effect of an increase by 20%	$157	$153
Effect of a decrease by 20%	(238)	(126)
Interest Rate(b)
Effect of an increase by 1%	2,323	2,920
Effect of a decrease by 1%	(3,087)	(3,514)
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
The change in pre-tax income due to variances in equity returns or interest rates reflects the impact to MRBs using the at-issue Non-performance Risk Adjustment (NPA) and the change in embedded derivatives related to index-linked interest credit features. The change in OCI due to equity returns solely reflects the impact on MRBs due to changes in the NPA, while the change in OCI due to interest rates also reflects the impact to the Liability for future policyholder benefits, net of reinsurance.
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
For additional information on guaranteed benefit features of our variable annuities and the related hedging program, see Notes 5, 9, 13 and 14 to the Consolidated Financial Statements.

AIG | 2023 Form 10-K	55

ITEM 7 | Critical Accounting Estimates

REINSURANCE ASSETS
In the ordinary course of business, our insurance companies may use both treaty and facultative reinsurance to minimize their net loss exposure to any single catastrophic loss event or to an accumulation of losses from a number of smaller events or to provide greater diversification of our businesses. Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of our reinsurance agreements for paid and unpaid losses and loss adjustment expenses incurred, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. The estimation of reinsurance recoverables involves a significant amount of judgment. Reinsurance assets include reinsurance recoverables on unpaid losses and loss adjustment expenses that are estimated as part of our loss reserving process and, consequently, are subject to similar judgments and uncertainties as the estimation of gross loss reserves. For additional information on reinsurance, see Note 8 to the Consolidated Financial Statements.
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
ALLOWANCE FOR CREDIT LOSSES ON CERTAIN INVESTMENTS
We maintain an allowance for the expected lifetime credit losses of commercial and residential mortgage loans and available for sale securities. The sufficiency of this allowance is reviewed quarterly using both quantitative and qualitative considerations, which are subject to risks and uncertainties. These considerations and the overall methodology used to estimate the allowance for credit losses are discussed in more detail in Note 6 and Note 7 to the Consolidated Financial Statements for available for sale securities and Commercial and residential loans, respectively.
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
For additional information about the valuation methodologies of financial instruments measured at fair value, see Note 5 to the Consolidated Financial Statements.
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

56	AIG | 2023 Form 10-K

ITEM 7 | Critical Accounting Estimates

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
For a discussion of our framework for assessing the recoverability of our deferred tax asset and other tax topics, see Note 23 to the Consolidated Financial Statements.

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
The Company adopted the targeted improvements to the accounting for long-duration contracts (the standard or LDTI) on January 1, 2023, with a transition date of January 1, 2021 (as described in additional detail below).
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

AIG | 2023 Form 10-K	57

ITEM 7 | Executive Summary
REGULATORY, INDUSTRY AND ECONOMIC FACTORS
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
Impact of Changes in the Interest Rate Environment and Equity Markets
Certain key U.S. benchmark rates continued to rise during 2023 as markets reacted to heightened inflation measures, geopolitical risk, and the Board of Governors of the Federal Reserve System implementing multiple increases to short term interest rates. The yield pick of new investments over sales, maturities and paydowns and redemptions, excluding Fortitude Re, averaged 195 basis points during 2023. This combined with resetting of coupon rates on floating rate securities and loans has steadily improved the overall portfolio yields. However, the key benchmark rates remain highly volatile. We actively manage our exposure to the interest rate environment through portfolio construction and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
Equity Markets
Our financial results are impacted by the performance of equity markets, which impacts the performance of our alternative investment portfolio, fee income and net amount at risk. For instance, in our variable annuity separate accounts, mutual fund assets and brokerage and advisory assets, we generally earn fee income based on the account value, which fluctuates with the equity markets as a significant amount of these assets are invested in equity funds. The impact of equity market returns, both increases and decreases, is reflected in our results due to the impact on the account value and the fair values of equity-exposed securities.
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
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, changes in valuations driven by equity market conditions during the fourth quarter of 2023 may impact the private equity investments in the alternative investments portfolio in the first quarter of 2024.
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

58	AIG | 2023 Form 10-K

ITEM 7 | Executive Summary
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
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 54 percent were crediting at the contractual minimum guaranteed interest rate as of December 31, 2023. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent were 50 percent and 55 percent as of December 31, 2023 and 2022, respectively. In the universal life products in our Life Insurance business, 59 percent and 62 percent of the account values were crediting at the contractual minimum guaranteed interest rate as of December 31, 2023 and 2022, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.
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

AIG | 2023 Form 10-K	59

ITEM 7 | Executive Summary
General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

Years Ended December 31,				Percentage Change
Rate for 1 USD	2023	2022	2021	2023 vs 2022	2022 vs 2021
Currency:
GBP	0.81	0.81	0.73	—%	11%
EUR	0.93	0.95	0.84	(2)%	13%
JPY	139.79	129.67	108.92	8%	19%
Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three-year period ended December 31, 2023. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.
For information regarding the critical accounting estimates that affect our results of operations, see Critical Accounting Estimates.
The following table presents our consolidated results of operations and other key financial metrics:

Years Ended December 31,				Percentage Change
(in millions)	2023	2022	2021	2023 vs 2022	2022 vs 2021
Revenues:
Premiums	$33,254	$31,856	$31,285	4%	2%
Policy fees	2,797	2,913	3,005	(4)	(3)
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	13,048	10,824	12,641	21	(14)
Net investment income - Fortitude Re funds withheld assets	1,544	943	1,971	64	(52)
Total net investment income	14,592	11,767	14,612	24	(19)
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	(2,306)	69	1,871	NM	(96)
Net realized gains (losses) on Fortitude Re funds withheld assets	(295)	(486)	1,003	39	NM
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(2,007)	7,481	(603)	NM	NM
Total net realized gains (losses)	(4,608)	7,064	2,271	NM	211
Other income	767	850	984	(10)	(14)
Total revenues	46,802	54,450	52,157	(14)	4
Benefits, losses and expenses:
Policyholder benefits and losses incurred (including remeasurement losses of $342, $304 and $247 for the years ended December 31, 2023, 2022 and 2021, respectively)	24,755	22,176	23,785	12	(7)
Change in the fair value of market risk benefits, net	2	(958)	(447)	NM	(114)
Interest credited to policyholder account balances	4,424	3,744	3,570	18	5
Amortization of deferred policy acquisition costs	4,808	4,557	4,524	6	1
General operating and other expenses	8,499	9,122	8,728	(7)	5
Interest expense	1,136	1,125	1,305	1	(14)
(Gain) loss on extinguishment of debt	(37)	303	389	NM	(22)
Net (gain) loss on divestitures and other	(643)	82	(3,044)	NM	NM
Total benefits, losses and expenses	42,944	40,151	38,810	7	3
Income from continuing operations before income tax expense (benefit)	3,858	14,299	13,347	(73)	7
Income tax expense (benefit):
Current	491	517	(45)	(5)	NM
Deferred	(511)	2,508	2,486	NM	1
Income tax expense (benefit)	(20)	3,025	2,441	NM	24

60	AIG | 2023 Form 10-K

ITEM 7 | Consolidated Results of Operations

Years Ended December 31,				Percentage Change
(in millions)	2023	2022	2021	2023 vs 2022	2022 vs 2021
Income from continuing operations	3,878	11,274	10,906	(66)	3
Loss from discontinued operations, net of income taxes	—	(1)	—	NM	NM
Net income	3,878	11,273	10,906	(66)	3
Less: Net income attributable to noncontrolling interests	235	1,046	539	(78)	94
Net income attributable to AIG	3,643	10,227	10,367	(64)	(1)
Less: Dividends on preferred stock	29	29	29	—	—
Net income attributable to AIG common shareholders	$3,614	$10,198	$10,338	(65)%	(1)%

Years Ended December 31,	2023	2022	2021
Return on common equity	8.6%	20.7%	16.0%
Adjusted return on common equity	9.0%	7.1%	9.2%

(in millions, except per common share data)	December 31, 2023	December 31, 2022
Balance sheet data:
Total assets	$539,306	$522,228
Short-term and long-term debt	19,796	21,299
Debt of consolidated investment entities	2,591	5,880
Total AIG shareholders’ equity	45,351	40,970
Book value per common share	65.14	55.15
Adjusted book value per common share	76.65	75.90
NET INCOME (LOSS) ATTRIBUTABLE TO AIG COMMON SHAREHOLDERS
Years Ended December 31, 2023 and 2022 Comparison
Net income (loss) attributable to AIG common shareholders decreased $6.6 billion due to the following, on a pre-tax basis:
•a decrease in Net realized gains on Fortitude Re funds withheld embedded derivative of $9.5 billion driven by interest rate movement partially offset by lower Net realized losses on Fortitude Re funds withheld assets of $191 million; and
•a decrease in Net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $2.4 billion, driven by a $2.3 billion decrease in derivative and hedge activity and gains on Index-linked interest credited embedded derivatives, net of related hedges.
The decrease in Net income (loss) attributable to AIG common shareholders was partially offset by the following, on a pre-tax basis:
•an increase in Net investment income of $2.8 billion primarily driven by higher income on available for sale fixed maturity securities of $2.0 billion and an increase in the fair value of fixed maturity securities where we elected the fair value option of $1.2 billion as a result of the higher interest rate environment and an increase in interest income on mortgages and other loans of $525 million, partially offset by lower returns on our alternative investments of $670 million;
•an increase in underwriting income in General Insurance of $301 million, reflecting lower catastrophe losses and premium growth with improvement in the accident year loss ratio, as adjusted, primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions partially offset by lower net favorable prior year reserve development and higher expense ratio;
•a decrease in income attributable to noncontrolling interest of $811 million primarily driven by the decrease in the noncontrolling interest on Corebridge as a result of a decline in net income at Corebridge compared to 2022 and lower ownership by AIG of Corebridge common stock;
•an increase in Net (gain) loss on divestitures and other from a loss of $82 million in 2022 to a gain of $643 million in 2023, primarily due to the sale of Laya Healthcare Limited (Laya); and
•a decrease in general operating expenses.
The $3.0 billion decrease in income tax expense was primarily attributable to lower income from continuing operations.

AIG | 2023 Form 10-K	61

ITEM 7 | Consolidated Results of Operations

Years Ended December 31, 2022 and 2021 Comparison
Net income (loss) attributable to AIG common shareholders decreased $140 million due to the following, on a pre-tax basis:
•lower net gains on divestitures and other due to loss of $82 million in 2022 compared with net gains on divestitures and other in 2021 due to the recognition of $3.0 billion gain from the sale of the Affordable Housing portfolio and $102 million gain from the sale of certain assets of the Retail Mutual Funds business in 2021;
•lower net investment income of $2.8 billion primarily driven by lower returns on our alternative investments of $1.9 billion and declines in fair value of fixed maturity securities where we elected the fair value option of $810 million as a result of the higher rate environment and negative equity market performance;
•a decrease in Net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $1.8 billion, driven by losses on sales of securities of $1.1 billion and sales of alternative investments and real estate of $795 million, unfavorable movement in the allowance for credit losses on fixed maturity securities and loans of $421 million and absence of realized gains related to Affordable Housing portfolio sale in 2021 of $219 million, partially offset by a $856 million increase in derivative and hedge activity and gains on Index-linked interest credited embedded derivatives, net of related hedges;
•a decrease in Net realized gains on Fortitude Re funds withheld assets of $1.5 billion driven by losses on sales of available for sale fixed maturity securities of $1.0 billion and sales of alternative investments of $194 million and $162 million decrease in derivative and hedge activity; and
•higher income attributable to noncontrolling interest of $507 million driven by the sale of 9.9 percent interest of Corebridge to Blackstone in December 2021 and the 12.4 percent initial public offering (IPO) of Corebridge in September 2022.
The decrease in Net income (loss) attributable to AIG common shareholders was partially offset by the following, on a pre-tax basis:
•an increase in Net realized gains on Fortitude Re funds withheld embedded derivative of $8.1 billion driven by interest rate movements;
•higher underwriting income in General Insurance of $1.1 billion, including $86 million attributable to eliminating the international reporting lag, reflecting the continued earn-in of positive rate change, strong renewal retentions and new business production, as well as increased favorable prior year development and lower catastrophe losses. Underwriting income was negatively impacted by unfavorable movements in foreign exchange. For additional information on the elimination of the international reporting lag, see Note 1 to the to the Consolidated Financial Statements; and
•lower interest expense of $180 million primarily driven by interest savings of $225 million from $9.4 billion debt repurchases, through cash tender offers and debt redemptions in 2022 as well as $92 million from $3.6 billion of debt repurchases, through cash tender offers and debt redemptions in 2021, as well as interest savings of $100 million on debt borrowing due to the sale of Affordable Housing in 2021. These decreases are partially offset by interest expense of $240 million on $6.5 billion Corebridge senior unsecured notes, $1.5 billion draw down on the Corebridge 3-Year Delayed Draw Term Loan Agreement (the DDTL Facility) and $1.0 billion junior subordinated debt issued by Corebridge in 2022.
The $584 million increase in income tax expense was primarily attributable to higher income from continuing operations.
INCOME TAX EXPENSE ANALYSIS
For the years ended December 31, 2023, 2022 and 2021, the effective tax rate on income (loss) from continuing operations was (0.5) percent, 21.2 percent and 18.3 percent, respectively.
For additional information, see Note 23 to the Consolidated Financial Statements.

62	AIG | 2023 Form 10-K

ITEM 7 | Consolidated Results of Operations

NON-GAAP RECONCILIATIONS
The following table presents a reconciliation of Book value per common share to Adjusted book value per common share, which is a non-GAAP measure. For additional information, see Use of Non-GAAP Measures.

	December 31,
(in millions, except per common share data)	2023	2022	2021
Total AIG shareholders' equity	$45,351	$40,970	$66,068
Preferred equity	485	485	485
Total AIG common shareholders' equity	44,866	40,485	65,583
Less: Deferred tax assets	4,313	4,518	5,221
Less: Accumulated other comprehensive income (loss)	(14,037)	(22,616)	5,071
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(1,791)	(2,862)	2,791
Subtotal: AOCI plus cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(12,246)	(19,754)	2,280
Adjusted common shareholders' equity	$52,799	$55,721	$58,082

Total common shares outstanding	688.8	734.1	818.7

Book value per common share	$65.14	$55.15	$80.11
Adjusted book value per common share	76.65	75.90	70.94
The following table presents a reconciliation of Return on common equity to Adjusted return on common equity, which is a non-GAAP measure. For additional information, see Use of Non-GAAP Measures.

Years Ended December 31,
(dollars in millions)	2023	2022	2021
Actual or annualized net income (loss) attributable to AIG common shareholders	$3,614	$10,198	$10,338
Actual or annualized adjusted after-tax income attributable to AIG common shareholders	4,921	4,036	4,934

Average AIG common shareholders' equity	$41,930	$49,338	$64,445
Less: Average DTA	4,322	4,796	7,025
Less: Average AOCI	(19,499)	(13,468)	7,240
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(2,475)	(1,053)	3,200
Subtotal: AOCI plus cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(17,024)	(12,415)	4,040
Average adjusted AIG common shareholders' equity	$54,632	$56,957	$53,380
Return on common equity	8.6%	20.7%	16.0%
Adjusted return on common equity	9.0%	7.1%	9.2%
The following table presents a reconciliation of revenues to adjusted revenues:

Years Ended December 31,
(in millions)	2023	2022	2021
Revenues	$46,802	$54,450	$52,157
Changes in fair value of securities used to hedge guaranteed living benefits	(55)	(55)	(60)
Changes in the fair value of equity securities	(94)	53	237
Other (income) expense - net	27	29	24
Net investment income on Fortitude Re funds withheld assets	(1,544)	(943)	(1,971)
Net realized (gains) losses on Fortitude Re funds withheld assets	295	486	(1,003)
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	2,007	(7,481)	603
Net realized (gains) losses(a)	2,536	195	(1,705)
Non-operating litigation reserves and settlements	(1)	(49)	—
Net impact from elimination of international reporting lag(b)	(4)	(978)	—
Adjusted revenues	$49,969	$45,707	$48,282
(a)Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.
(b)For additional information, see Note 1 to the Consolidated Financial Statements.

AIG | 2023 Form 10-K	63

ITEM 7 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income (loss)/net income (loss) attributable to AIG to adjusted pre-tax income (loss)/adjusted after-tax income (loss) attributable to AIG:

Years Ended December 31,	2023				2022				2021
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(f)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(f)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(f)	After Tax
Pre-tax income/net income, including noncontrolling interests	$3,858	$(20)	$—	$3,878	$14,299	$3,025	$—	$11,273	$13,347	$2,441	$—	$10,906
Noncontrolling interests			(235)	(235)			(1,046)	(1,046)			(539)	(539)
Pre-tax income/net income attributable to AIG	$3,858	$(20)	$(235)	$3,643	$14,299	$3,025	$(1,046)	$10,227	$13,347	$2,441	$(539)	$10,367
Dividends on preferred stock				29				29				29
Net income attributable to AIG common shareholders				$3,614				$10,198				$10,338
Changes in uncertain tax positions and other tax adjustments(a)		230	—	(230)		22	—	(22)		998	—	(998)
Deferred income tax valuation allowance (releases) charges(b)		357	—	(357)		25	—	(25)		(718)	—	718
Changes in fair value of securities used to hedge guaranteed living benefits	16	3	—	13	(30)	(6)	—	(24)	(61)	(13)	—	(48)
Change in the fair value of market risk benefits, net(C)	2	—	—	2	(958)	(202)	—	(756)	(447)	(94)	—	(353)
Changes in benefit reserves related to net realized gains (losses)	(6)	(1)	—	(5)	(14)	(3)	—	(11)	15	3	—	12
Changes in the fair value of equity securities	(94)	(20)	—	(74)	53	11	—	42	237	49	—	188
(Gain) loss on extinguishment of debt	(37)	(8)	—	(29)	303	64	—	239	389	82	—	307
Net investment income on Fortitude Re funds withheld assets	(1,544)	(324)	—	(1,220)	(943)	(198)	—	(745)	(1,971)	(414)	—	(1,557)
Net realized losses on Fortitude Re funds withheld assets	295	62	—	233	486	102	—	384	(1,003)	(211)	—	(792)
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	2,007	422	—	1,585	(7,481)	(1,571)	—	(5,910)	603	126	—	477
Net realized (gains) losses(d)	2,496	534	—	1,962	173	38	—	135	(1,744)	(368)	—	(1,376)
Loss from discontinued operations				—				1				—
Net loss (gain) on divestitures and other	(643)	247	—	(890)	82	17	—	65	(3,044)	(650)	—	(2,394)
Non-operating litigation reserves and settlements	1	—	—	1	(41)	(9)	—	(32)	3	1	—	2
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	(62)	(13)	—	(49)	(160)	(34)	—	(126)	(186)	(39)	—	(147)
Net loss reserve discount (benefit) charge	195	41	—	154	(703)	(148)	—	(555)	(193)	(40)	—	(153)
Pension expense related to a one-time lump sum payment to former employees	84	18	—	66	60	13	—	47	34	7	—	27
Integration and transaction costs associated with acquiring or divesting businesses	252	53	—	199	194	41	—	153	83	18	—	65
Restructuring and other costs	553	116	—	437	570	120	—	450	433	91	—	342
Non-recurring costs related to regulatory or accounting changes	40	8	—	32	37	8	—	29	68	15	—	53
Net impact from elimination of international reporting lag(e)	(12)	(3)	—	(9)	(127)	(27)	—	(100)	—	—	—	—
Noncontrolling interests(f)			(514)	(514)			599	599			223	223
Adjusted pre-tax income/Adjusted after-tax income attributable to AIG common shareholders	$7,401	$1,702	$(749)	$4,921	$5,800	$1,288	$(447)	$4,036	$6,563	$1,284	$(316)	$4,934
Weighted average diluted shares outstanding				725.2				787.9				864.9
Income per common share attributable to AIG common shareholders (diluted)				$4.98				$12.94				$11.95
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)				$6.79				$5.12				$5.70
(a)The year ended December 31, 2021 includes the completion of audit activity by the IRS.
(b)The year ended December 31, 2023 includes a valuation allowance release and the year ended December 31, 2021 includes a valuation allowance establishment, related to a portion of certain tax attribute carryforwards of AIG's U.S. federal consolidated income tax group, as well as valuation allowance changes in certain foreign jurisdictions.
(c)Includes realized gains and losses on certain derivative instruments used for non-qualifying (economic) hedging.
(d)Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.
(e)For additional information, see Note 1 to the Consolidated Financial Statements.
(f)Includes the portion of equity interest of non-operating income of Corebridge and consolidated investment entities that AIG does not own.

64	AIG | 2023 Form 10-K

ITEM 7 | Consolidated Results of Operations

PRE-TAX INCOME (LOSS) COMPARISON
Pre-tax income (loss) was $3.9 billion, $14.3 billion and $13.3 billion in the years ended December 31, 2023, 2022 and 2021, respectively.
For the main drivers impacting AIG’s results of operations, see Net Income (Loss) Attributable to AIG Common Shareholders above.
ADJUSTED PRE-TAX INCOME (LOSS) COMPARISON
Adjusted pre-tax income (loss) was $7.4 billion, $5.8 billion and $6.6 billion in the years ended December 31, 2023, 2022 and 2021, respectively.
For the main drivers impacting AIG’s adjusted pre-tax income (loss), see Business Segment Operations.

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

Years Ended December 31,
(in millions)	2023	2022	2021
General Insurance
North America - Underwriting income (loss)	$1,207	$648	$(47)
International - Underwriting income	1,142	1,400	1,102
Net investment income	3,022	2,382	3,304
General Insurance	5,371	4,430	4,359
Life and Retirement
Individual Retirement	2,310	1,676	2,297
Group Retirement	758	786	1,258
Life Insurance	358	521	453
Institutional Markets	379	334	546
Life and Retirement	3,805	3,317	4,554
Other Operations
Other Operations before consolidation and eliminations	(1,765)	(1,542)	(1,418)
Consolidation and eliminations	(10)	(405)	(932)
Other Operations	(1,775)	(1,947)	(2,350)
Adjusted pre-tax income	$7,401	$5,800	$6,563

AIG | 2023 Form 10-K	65

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
International consists of regional insurance businesses in Japan, the United Kingdom, Europe, Middle East and Africa (EMEA region), Asia Pacific, Latin America and Caribbean, and China. International also includes the results of Talbot Holdings Ltd. (Talbot) as well as AIG’s Global Specialty business.

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
Specialty: Products include marine, energy-related property insurance products, aviation, political risk, trade credit, trade finance and portfolio solutions, as well as our global reinsurance business AIG Re and Crop Risk Services, Inc. (CRS) which includes multi-peril and hail coverages.
On July 3, 2023, AIG completed the sale of CRS to American Financial Group, Inc. (AFG) and in substance, AIG exited the crop business. AIG recognized a pre-tax gain of $72 million for the year ended December 31, 2023. For periods prior to the sale of CRS, the underwriting results are included in adjusted pre-tax income of General Insurance – North America.
On November 1, 2023, AIG completed the sale of Validus Re, including AlphaCat Managers Ltd. and Talbot Treaty reinsurance business to RenaissanceRe Holdings Ltd. (RenaissanceRe). For periods prior to the sale of Validus Re, the underwriting results are included in adjusted pre-tax income of General Insurance – North America.
For additional information, see Note 1 to the Consolidated Financial Statements.
Accident & Health: Products include voluntary and sponsor-paid personal accident and supplemental health products for individuals, employees, associations and other organizations, as well as a broad range of travel insurance products and services for leisure and business travelers.
Personal Lines: Products include personal auto and personal property in selected markets, comprehensive extended warranty, device protection insurance, home warranty and related services, and insurance for high net-worth individuals offered through Private Client Select (PCS) in the U.S. that covers auto, homeowners, umbrella, yacht, fine art and collections.

General Insurance products in North America and International markets are distributed through various channels, including captive and independent agents, brokers, affinity partners, airlines and travel agents, and retailers. Our global platform enables writing multinational and cross-border risks in both Commercial Lines and Personal Insurance.

66	AIG | 2023 Form 10-K

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

INDUSTRY AND ECONOMIC FACTORS
The results of General Insurance for the year ended December 31, 2023 reflect continued strong performance from our Commercial Lines portfolio and focused execution on our portfolio management strategies within Personal Insurance. Across our North America and International Commercial Lines of business we have seen increased demand for our insurance products with continued positive rate change and improvement in terms and conditions. We continue to monitor the impact of inflation, ongoing labor force and supply chain disruptions and volatile commodity prices, among other factors, on rate adequacy and loss cost trends. Similarly, we are monitoring the responsive monetary policy actions taken or anticipated to be taken by central banks, to curb inflation and the corresponding impact on market interest rates.

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

AIG | 2023 Form 10-K	67

ITEM 7 | Business Segment Operations | General Insurance

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

GENERAL INSURANCE RESULTS

Years Ended December 31,				Change
(in millions)	2023	2022	2021	2023 vs 2022	2022 vs 2021
Underwriting results:
Net premiums written	$26,719	$25,512	$25,890	5%	(1)%
Increase in unearned premiums	(1,628)	(172)	(833)	NM	79
Net premiums earned	25,091	25,340	25,057	(1)	1
Losses and loss adjustment expenses incurred(a)	14,775	15,407	16,097	(4)	(4)
Acquisition expenses:
Amortization of deferred policy acquisition costs	3,623	3,533	3,530	3	—
Other acquisition expenses	1,279	1,365	1,373	(6)	(1)
Total acquisition expenses	4,902	4,898	4,903	—	—
General operating expenses	3,065	2,987	3,002	3	—
Underwriting income	2,349	2,048	1,055	15	94
Net investment income	3,022	2,382	3,304	27	(28)
Adjusted pre-tax income	$5,371	$4,430	$4,359	21%	2%
Loss ratio(a)	58.9	60.8	64.2	(1.9)	(3.4)
Acquisition ratio	19.5	19.3	19.6	0.2	(0.3)
General operating expense ratio	12.2	11.8	12.0	0.4	(0.2)
Expense ratio	31.7	31.1	31.6	0.6	(0.5)
Combined ratio(a)	90.6	91.9	95.8	(1.3)	(3.9)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(4.3)	(5.0)	(5.4)	0.7	0.4
Prior year development, net of reinsurance and prior year premiums	1.4	1.8	0.6	(0.4)	1.2
Accident year loss ratio, as adjusted	56.0	57.6	59.4	(1.6)	(1.8)
Accident year combined ratio, as adjusted	87.7	88.7	91.0	(1.0)	(2.3)
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

Years Ended December 31,				Percentage Change in U.S. dollars		Percentage Change in Original Currency
(in millions)	2023	2022	2021	2023 vs 2022	2022 vs 2021	2023 vs 2022	2022 vs 2021
North America	$13,464	$12,364	$11,733	9%	5%	9%	6%
International	13,255	13,148	14,157	1	(7)	3	2
Total net premiums written	$26,719	$25,512	$25,890	5%	(1)%	6%	4%

68	AIG | 2023 Form 10-K

ITEM 7 | Business Segment Operations | General Insurance

The following tables present General Insurance accident year catastrophes(a) by geography and number of events:

(dollars in millions)	# of Events		North America	International	Total
Years Ended December 31, 2023
Flooding, rainstorms and other	3		$18	$84	$102
Windstorms and hailstorms	26		450	258	708
Winter storms	2		32	13	45
Wildfires	2		144	19	163
Earthquakes	1		20	29	49
Reinstatement premiums			32	(1)	31
Total catastrophe-related charges	34		$696	$402	$1,098
Years Ended December 31, 2022
Flooding, rainstorms and other	3		$53	$105	$158
Windstorms and hailstorms	18		531	206	737
Winter storms	5		154	53	207
Earthquakes	1		—	19	19
Russia / Ukraine	N/A	(b)	10	97	107
Reinstatement premiums			53	31	84
Total catastrophe-related charges	27		$801	$511	$1,312
Years Ended December 31, 2021
Flooding, rainstorms and other	7		$136	$136	$272
Windstorms and hailstorms	10		541	72	613
Winter storms	3		283	64	347
Wildfires	4		67	—	67
Earthquakes	1		—	19	19
Civil unrest	1		20	19	39
Reinstatement premiums			7	13	20
Total catastrophe-related charges	26		$1,054	$323	$1,377
(a)Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil unrest that exceed the $10 million threshold.
(b)As the Russia/Ukraine conflict continues to evolve the number of events is yet to be determined.

AIG | 2023 Form 10-K	69

ITEM 7 | Business Segment Operations | General Insurance

NORTH AMERICA RESULTS

Years Ended December 31,				Change
(in millions)	2023	2022	2021	2023 vs 2022	2022 vs 2021
Underwriting results:
Net premiums written	$13,464	$12,364	$11,733	9%	5%
Increase in unearned premiums	(1,543)	(293)	(744)	(427)	61
Net premiums earned	11,921	12,071	10,989	(1)	10
Losses and loss adjustment expenses incurred(a)	7,288	8,096	8,134	(10)	—
Acquisition expenses:
Amortization of deferred policy acquisition costs	1,671	1,585	1,333	5	19
Other acquisition expenses	539	520	440	4	18
Total acquisition expenses	2,210	2,105	1,773	5	19
General operating expenses	1,216	1,222	1,129	—	8
Underwriting income (loss)	$1,207	$648	$(47)	86%	NM	%
Loss ratio(a)	61.1	67.1	74.0	(6.0)	(6.9)
Acquisition ratio	18.5	17.4	16.1	1.1	1.3
General operating expense ratio	10.2	10.1	10.3	0.1	(0.2)
Expense ratio	28.7	27.5	26.4	1.2	1.1
Combined ratio(a)	89.8	94.6	100.4	(4.8)	(5.8)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(5.7)	(6.5)	(9.5)	0.8	3.0
Prior year development, net of reinsurance and prior year premiums	3.8	1.0	1.2	2.8	(0.2)
Accident year loss ratio, as adjusted	59.2	61.6	65.7	(2.4)	(4.1)
Accident year combined ratio, as adjusted	87.9	89.1	92.1	(1.2)	(3.0)
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
Business and Financial Highlights
Net Premiums Written Comparison for the Years Ended December 31, 2023 and 2022
Net premiums written increased by $1.1 billion primarily due to:
•growth in Commercial Lines ($533 million), particularly in AIG Re and Property driven by continued positive rate change, higher renewal retentions and strong new business production, partially offset by decreases in Crop as a consequence of the CRS sale and Financial Lines; and
•growth in Personal Insurance ($567 million) driven by PCS resulting from changes in our reinsurance program, partially offset by decreases in Travel and Warranty.
Net Premiums Written Comparison for the Years Ended December 31, 2022 and 2021
Net premiums written increased by $631 million primarily due to growth in Commercial Lines ($673 million), particularly in Property, Casualty and AIG Re, driven by continued positive rate change, higher renewal retentions and strong new business production, as well as growth in CRS driven by higher commodity prices, partially offset by a decrease in Financial Lines due to volatility in capital markets and uncertain economic conditions.
This increase was partially offset by lower production in Personal Insurance ($42 million), particularly in Warranty as well as underwriting actions taken in PCS to improve profitability, partially offset by an increase in Travel.
Underwriting Income (Loss) Comparison for the Years Ended December 31, 2023 and 2022
Underwriting income increased by $559 million primarily due to:
•improvement in the accident year loss ratio, as adjusted (2.4 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions;
•higher net favorable prior year reserve development (2.8 points or $340 million), primarily due to lower unfavorable development in Financial Lines, partially offset by lower favorable development in Casualty; and
•lower catastrophe losses (0.8 points or $105 million).

70	AIG | 2023 Form 10-K

ITEM 7 | Business Segment Operations | General Insurance

This increase was partially offset by
•a higher expense ratio of 1.2 points reflecting a higher acquisition ratio (1.1 points) primarily driven by changes in business mix as well as an increase in general operating expense ratio (0.1 points).
Underwriting Income (Loss) Comparison for the Years Ended December 31, 2022 and 2021
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
•higher expense ratio of 1.1 points reflecting a higher acquisition ratio (1.3 points) primarily driven by changes in business mix and reinsurance, partially offset by a lower general operating expense ratio (0.2 points) resulting from continued general expense discipline as we grow the portfolio; and
•lower net favorable prior year reserve development in 2022 compared to 2021 (0.2 points or $34 million), primarily due to lower favorable development in PCS and higher unfavorable development within Financial Lines, partially offset by higher favorable development in Property, Casualty and CRS.
INTERNATIONAL RESULTS

Years Ended December 31,				Change
(in millions)	2023	2022	2021	2023 vs 2022	2022 vs 2021
Underwriting results:
Net premiums written	$13,255	$13,148	$14,157	1%	(7)%
(Increase) decrease in unearned premiums	(85)	121	(89)	NM	NM
Net premiums earned	13,170	13,269	14,068	(1)	(6)
Losses and loss adjustment expenses incurred	7,487	7,311	7,963	2	(8)
Acquisition expenses:
Amortization of deferred policy acquisition costs	1,952	1,948	2,197	—	(11)
Other acquisition expenses	740	845	933	(12)	(9)
Total acquisition expenses	2,692	2,793	3,130	(4)	(11)
General operating expenses	1,849	1,765	1,873	5	(6)
Underwriting income	$1,142	$1,400	$1,102	(18)%	27%
Loss ratio	56.8	55.1	56.6	1.7	(1.5)
Acquisition ratio	20.4	21.0	22.2	(0.6)	(1.2)
General operating expense ratio	14.0	13.3	13.3	0.7	—
Expense ratio	34.4	34.3	35.5	0.1	(1.2)
Combined ratio	91.2	89.4	92.1	1.8	(2.7)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(3.0)	(3.7)	(2.3)	0.7	(1.4)
Prior year development, net of reinsurance and prior year premiums	(0.7)	2.5	0.1	(3.2)	2.4
Accident year loss ratio, as adjusted	53.1	53.9	54.4	(0.8)	(0.5)
Accident year combined ratio, as adjusted	87.5	88.2	89.9	(0.7)	(1.7)

AIG | 2023 Form 10-K	71

ITEM 7 | Business Segment Operations | General Insurance

Business and Financial Highlights
Net Premiums Written Comparison for the Years Ended December 31, 2023 and 2022
Net premiums written, excluding the impact of foreign exchange ($317 million), increased by $424 million due to:
•growth in Commercial Lines ($370 million), notably in Property and Specialty driven by continued positive rate change and strong new business production, partially offset by a decrease in Financial Lines; and
•growth in Personal Insurance ($54 million) driven by Personal Auto and Individual Travel, partially offset by lower production in PCS.
Net Premiums Written Comparison for the Years Ended December 31, 2022 and 2021
Net premiums written, excluding the impact of foreign exchange ($1,287 million), increased by $278 million due to growth in Commercial Lines ($417 million), notably Specialty, Property and Casualty driven by continued positive rate change and strong new business production.
This increase was partially offset by lower production in Personal Insurance ($139 million), where declines in Warranty and Personal Auto were partially offset by growth in Travel and Accident & Health.
Underwriting Income (Loss) Comparison for the Years Ended December 31, 2023 and 2022
Underwriting income decreased by $258 million primarily due to:
•net unfavorable prior year reserve development of $95 million in 2023 compared to net favorable development in 2022 of $349 million (3.2 points or $444 million), primarily as a result of lower favorable development in Specialty and Personal Auto, unfavorable development in Property and higher unfavorable development in Casualty, partially offset by favorable development in Financial Lines; and
•a higher expense ratio (0.1 points) reflecting an increase in the general operating expense ratio (0.7 points), partially offset by a lower acquisition ratio (0.6 points) primarily driven by changes in business mix and improved commission terms.
This decrease was partially offset by:
•improvement in the accident year loss ratio, as adjusted (0.8 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions; and
•lower catastrophe losses (0.7 points or $109 million).
Underwriting Income (Loss) Comparison for the Years Ended December 31, 2022 and 2021
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
These increases were partially offset by higher catastrophe losses (1.4 points or $188 million).

72	AIG | 2023 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

Life and Retirement
Life and Retirement consists of four operating segments: Individual Retirement, Group Retirement, Life Insurance and Institutional Markets. We offer a broad portfolio of products in the U.S. through a multichannel distribution network and life and health products in the UK.

PRODUCTS AND DISTRIBUTION

Fixed Annuities: Products include single premium fixed annuities, immediate annuities and deferred income annuities. Certain fixed deferred annuity products offer optional income protection features. The fixed annuities product line maintains an industry-leading position in the U.S. bank distribution channel and has broadened into the regional broker-dealer, wirehouse, and independent agent channels by leveraging our scale and investment capabilities.

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

Group Retirement: Known in the marketplace as Corebridge Retirement Services. Services and products consist of recordkeeping, plan administration, financial planning and advisory solutions offered to employer defined contribution plans and their participants, along with proprietary and limited non-proprietary annuities and advisory and brokerage products offered outside of plans.

Retirement Services offers its products and services through The Variable Annuity Life Insurance Company (VALIC) and its subsidiaries, VALIC Financial Advisors, Inc. and VALIC Retirement Services Company.
Retirement Services employee financial professionals have the ability to serve clients throughout their financial journey from the workplace through retirement via our integrated financial planning model. Our financial professionals serve in-plan clients by providing enrollment support, education and financial guidance and serve out-of-plan clients with financial planning, annuity products, brokerage and advisory offerings.

Life Insurance: In the U.S., products primarily include term life and universal life insurance distributed through independent marketing organizations, independent insurance agents, financial advisors and direct marketing. International operations primarily include the distribution of life and health products in the UK and Ireland. Corebridge previously announced agreements to sell Laya and AIG Life Limited (AIG Life). The sale of Laya closed on October 31, 2023 and the AIG Life sale is expected to close in the first half of 2024.

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

AIG | 2023 Form 10-K	73

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

Individual Retirement will continue to capitalize on the opportunity to meet consumer demand for wealth accumulation and guaranteed income products by maintaining an innovative suite of fixed, variable and fixed index annuity products, while also managing risk from guarantee features through risk-mitigating product design and well-developed economic hedging capabilities.

Group Retirement continues to enhance its technology platform to improve the customer experience for plan sponsors and individual participants. Retirement Services’ self-service tools paired with its employee financial advisors provide a compelling service platform. Group Retirement’s strategy also involves providing financial planning services for its clients and meeting their need for income in retirement. In this role, Group Retirement’s clients may invest in assets in which AIG or a third party is custodian.

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

74	AIG | 2023 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

INDUSTRY AND ECONOMIC FACTORS

Individual Retirement
Increasing life expectancy and reduced expectations for traditional retirement income from defined benefit programs are leading Americans to seek additional financial security as they approach retirement. The strong demand for fixed index and fixed annuities with guaranteed living benefit features has attracted increased competition in this product space. In response to the ever changing interest rate environment we have developed guaranteed living benefits for variable, fixed index and fixed annuities with margins that are less sensitive to the level of interest rates. Changes in the capital markets (interest rate environment, credit spreads, equity markets, volatility) can have a significant impact on sales, surrender rates, investment returns, guaranteed income features, and net investment spreads in the annuity industry.

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
As life insurance ownership remains at historical lows in the U.S., efforts to expand the reach and increase the affordability of life insurance are critical. The industry is investing in consumer-centric efforts to reduce traditional barriers to securing life protection by simplifying the sales and service experience. Digitally enabled processes and tools provide a fast, friendly and simple path to life insurance protection.

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

For additional information on the separation of Life and Retirement, see Part I, Item 1A. Risk Factors – Business and Operations – “No assurances can be given that the separation of our Life and Retirement business will be completed or as to the specific terms or timing thereof. In addition, we may not achieve the expected benefits of the separation and will have continuing equity market exposure to Corebridge until we fully divest our stake” and Note 1 to the Consolidated Financial Statements.
For additional information on the impact of market interest rate movement on our Life and Retirement business, see Executive Summary – Regulatory, Industry and Economic Factors – Impact of Changes in the Interest Rate Environment and Equity Markets.

AIG | 2023 Form 10-K	75

ITEM 7 | Business Segment Operations | Life and Retirement
IMPACT OF LDTI ADOPTION
The following table presents the impacts in connection with the adoption of LDTI on our previously reported APTI results for our Life and Retirement segment:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI
(in millions)
Adjusted revenues:
Premiums	$5,508	$(2)	$5,506	$6,029	$26	$6,055
Policy fees	2,972	(59)	2,913	3,051	(46)	3,005
Total adjusted revenues	17,654	(61)	17,593	19,594	(20)	19,574
Benefits and expenses:
Policyholder benefits	7,659	(583)	7,076	8,379	(596)	7,783
Interest credited to policyholder account balances	3,681	44	3,725	3,565	11	3,576
Amortization of deferred policy acquisition costs	1,130	(109)	1,021	973	(15)	958
Non deferrable insurance commissions	640	(73)	567	672	(63)	609
Total benefits and expenses	14,997	(721)	14,276	15,683	(663)	15,020
Adjusted pre-tax income	2,657	660	3,317	3,911	643	4,554

LIFE AND RETIREMENT RESULTS

Years Ended December 31,				Change
(in millions)	2023	2022	2021	2023 vs 2022	2022 vs 2021
Adjusted revenues:
Premiums	$8,101	$5,506	$6,055	47%	(9)%
Policy fees	2,797	2,913	3,005	(4)	(3)
Net investment income	9,786	8,347	9,521	17	(12)
Advisory fee and other income	797	827	993	(4)	(17)
Total adjusted revenues	21,481	17,593	19,574	22	(10)
Benefits and expenses:
Policyholder benefits	9,811	7,076	7,783	39	(9)
Interest credited to policyholder account balances	4,391	3,725	3,576	18	4
Amortization of deferred policy acquisition costs	1,061	1,021	958	4	7
Non deferrable insurance commissions	589	567	609	4	(7)
Advisory fee expenses	261	266	322	(2)	(17)
General operating expenses	1,559	1,598	1,642	(2)	(3)
Interest expense	4	23	130	(83)	(82)
Total benefits and expenses	17,676	14,276	15,020	24	(5)
Adjusted pre-tax income	$3,805	$3,317	$4,554	15%	(27)%
Our insurance companies generate significant revenues from investment activities. As a result, the operating segments in Life and Retirement are significantly impacted by variances in net investment income on the asset portfolios that support insurance liabilities and surplus.
For additional information on our investment strategy, asset-liability management process and invested asset composition, see Investments.

76	AIG | 2023 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement
7
INDIVIDUAL RETIREMENT RESULTS

Years Ended December 31,				Change
(in millions)	2023	2022	2021	2023 vs 2022		2022 vs 2021
Adjusted revenues:
Premiums	$213	$235	$195	(9)%		21%
Policy fees	708	741	797	(4)		(7)
Net investment income	4,917	3,898	4,338	26		(10)
Advisory fee and other income	426	451	592	(6)		(24)
Total adjusted revenues	6,264	5,325	5,922	18		(10)
Benefits and expenses:
Policyholder benefits	204	285	305	(28)		(7)
Interest credited to policyholder account balances	2,269	1,916	1,789	18		7
Amortization of deferred policy acquisition costs	567	519	447	9		16
Non deferrable insurance commissions	355	351	396	1		(11)
Advisory fee expenses	141	141	189	—		(25)
General operating expenses	416	426	438	(2)		(3)
Interest expense	2	11	61	(82)		(82)
Total benefits and expenses	3,954	3,649	3,625	8		1
Adjusted pre-tax income	$2,310	$1,676	$2,297	38%		(27)%
Fixed annuities base net investment spread:
Base yield*	5.05%	4.03%	3.94%	102	bps	9	bps
Cost of funds	2.95	2.69	2.64	26		5
Fixed annuities base net investment spread	2.10%	1.34%	1.30%	76	bps	4	bps
Variable and fixed index annuities base net investment spread:
Base yield*	4.66%	3.89%	3.83%	77	bps	6	bps
Cost of funds	1.93	1.52	1.40	41		12
Variable and fixed index annuities base net investment spread	2.73%	2.37%	2.43%	36	bps	(6)	bps
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.
Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for the Years Ended December 31, 2023 and 2022
Adjusted pre-tax income increased $634 million primarily due to higher net investment income, net of interest credited ($666 million) driven by higher base portfolio income, net of interest credited ($774 million) due to improved base yields and growth in invested assets driven by higher sales, plus higher yield enhancement income ($27 million), partially offset by lower alternative investment income ($135 million).
This increase was partially offset by lower policy and advisory fee income, net of advisory fee expenses ($58 million), primarily due to lower average variable annuity separate account asset values driven by negative net flows.
Adjusted Pre-Tax Income (Loss) Comparison for the Years Ended December 31, 2022 and 2021
Adjusted pre-tax income decreased $621 million primarily due to:
•lower net investment income, net of interest credited ($567 million) primarily driven by lower alternative investment income ($401 million), lower yield enhancement income ($285 million), partially offset by higher base portfolio income, net of interest credited ($119 million); and
•lower policy and advisory fee income, net of advisory fee expenses ($149 million), primarily due to a decrease in variable annuity separate account assets driven by negative equity market performance and sale of retail mutual funds to Touchstone.
Partially offset by:
•lower interest expense on debt borrowings due to sale of Affordable Housing ($50 million); and
•lower non-deferred commissions ($45 million) due to a decrease in variable annuity separate account assets.

AIG | 2023 Form 10-K	77

ITEM 7 | Business Segment Operations | Life and Retirement
INDIVIDUAL RETIREMENT GAAP PREMIUMS, PREMIUMS AND DEPOSITS, SURRENDERS AND NET FLOWS
Premiums and deposits is a non-GAAP financial measure that includes, in addition to direct and assumed premiums, deposits received on investment-type annuity contracts.
Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits.
The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2023	2022	2021
Premiums	$213	$235	$195
Deposits	17,971	14,900	13,732
Other	(13)	(15)	(11)
Premiums and deposits	$18,171	$15,120	$13,916
The following table presents Individual Retirement premiums and deposits and net flows by product line:

Years Ended December 31,	Premiums and Deposits			Net Flows
(in millions)	2023	2022	2021	2023	2022	2021
Fixed annuities	$7,880	$5,695	$3,011	$(1,870)	$(441)	$(2,396)
Fixed index annuities	8,505	6,316	5,621	5,632	4,522	4,072
Variable annuities	1,786	3,109	5,025	(3,429)	(1,671)	(864)
Retail mutual funds	—	—	259	—	—	(1,402)
Total	$18,171	$15,120	$13,916	$333	$2,410	$(590)
Premiums and Deposits and Net Flow Comparison for the Years Ended December 31, 2023 and 2022
Fixed Annuities Net outflows increased by $1.4 billion over the prior year, primarily due to higher surrenders and withdrawals of ($3.5 billion) and death benefits of ($85 million). Partially offset by higher premiums and deposits of ($2.2 billion) due to strong sales execution as interest rates rose.
Fixed Index Annuities Net inflows increased ($1.1 billion) primarily due to higher premiums and deposits ($2.2 billion) due to strong sales execution as interest rates rose, partially offset by higher surrenders and withdrawals ($1.0 billion) and higher death benefits ($69 million).
Variable Annuities Net outflows increased ($1.8 billion) primarily due to lower premiums and deposits of ($1.3 billion) due to market volatility, and higher surrenders and withdrawals of ($496 million), partially offset by lower death benefits of ($61 million).
Premiums and Deposits and Net Flow Comparison for the Years Ended December 31, 2022 and 2021
Fixed Annuities Net outflows decreased ($2.0 billion) over the prior year, primarily due to higher premiums and deposits ($2.7 billion) due to competitive pricing and higher interest rates and lower death benefits ($300 million), partially offset by higher surrenders and withdrawals of ($1.0 billion).
Variable Annuities Net outflows increased ($807 million) primarily due to lower premiums and deposits ($1.9 billion), due to market volatility; partially offset by lower surrenders and withdrawals ($993 million) and lower death benefits of ($116 million).
Fixed Index Annuities Net inflows increased by ($450 million) primarily due to higher premiums and deposits of ($695 million), due to competitive pricing and higher interest rates; partially offset by higher surrenders and withdrawals ($193 million) and higher death benefits ($52 million).
Retail Mutual Funds There were no flows in 2022 due to the Touchstone sale in the second quarter of 2021. For additional information regarding the sale of certain assets of the AIG Life and Retirement Retail Mutual Funds business, see Note 1 to the Consolidated Financial Statements.
The following table presents surrenders rates:

Years Ended December 31,	2023	2022	2021
Fixed annuities	16.3%	9.2%	7.2%
Fixed index annuities	6.7	4.8	4.7
Variable annuities	7.8	6.5	7.2

78	AIG | 2023 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement
The following table presents account value for fixed annuities and variable and fixed index annuities by surrender charge category:

At December 31,	2023			2022
(in millions)	Fixed Annuities	Fixed Index Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities	Variable Annuities
No surrender charge	$21,793	$1,727	$29,819	$24,889	$2,270	$27,037
Greater than 0% - 2%	1,023	3,326	6,717	1,783	1,353	6,962
Greater than 2% - 4%	2,844	6,413	5,799	2,256	4,532	5,081
Greater than 4%	21,766	28,128	11,014	18,905	25,196	12,082
Non-surrenderable(a)	2,474	—	1,156	2,453	—	1,155
Total account value(b)	$49,900	$39,594	$54,505	$50,286	$33,351	$52,317
(a)The non-surrenderable portion of variable annuities relates to funding agreements.
(b)Includes payout immediate annuities and funding agreements.
Individual Retirement annuities are typically subject to a three- to ten-year surrender charge period, depending on the product. For fixed and fixed index annuities, the proportion of account value subject to surrender charge at December 31, 2023 increased compared to December 31, 2022 primarily due to growth in business. The increase in the proportion of account value with no surrender charge for variable annuities as of December 31, 2023 compared to December 31, 2022 was principally due to normal aging of business.
GROUP RETIREMENT RESULTS

Years Ended December 31,				Change
(in millions)	2023	2022	2021	2023 vs 2022		2022 vs 2021
Adjusted revenues:
Premiums	$20	$19	$22	5%		(14)%
Policy fees	406	415	480	(2)		(14)
Net investment income	1,999	2,005	2,410	—		(17)
Advisory fee and other income	309	305	337	1		(9)
Total adjusted revenues	2,734	2,744	3,249	—		(16)
Benefits and expenses:
Policyholder benefits	31	35	31	(11)		13
Interest credited to policyholder account balances	1,182	1,147	1,159	3		(1)
Amortization of deferred policy acquisition costs	82	80	78	3		3
Non deferrable insurance commissions	124	123	112	1		10
Advisory fee expenses	118	124	133	(5)		(7)
General operating expenses	438	443	443	(1)		—
Interest expense	1	6	35	(83)		(83)
Total benefits and expenses	1,976	1,958	1,991	1		(2)
Adjusted pre-tax income	$758	$786	$1,258	(4)%		(38)%
Base net investment spread:
Base yield*	4.27%	4.04%	4.11%	23	bps	(7)	bps
Cost of funds	2.76	2.60	2.62	16		(2)
Base net investment spread	1.51%	1.44%	1.49%	7	bps	(5)	bps
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

AIG | 2023 Form 10-K	79

ITEM 7 | Business Segment Operations | Life and Retirement
Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for the Years Ended December 31, 2023 and 2022
Adjusted pre-tax income decreased $28 million primarily due to:
•lower net investment income, net of interest credited ($41 million) primarily driven by lower alternative investment income ($73 million), partially offset by higher base portfolio income, net of interest credited ($29 million).
Adjusted Pre-Tax Income (Loss) Comparison for the Years Ended December 31, 2022 and 2021
Adjusted pre-tax income decreased $472 million primarily due to:
•lower net investment income, net of interest credited ($393 million) primarily driven by lower alternative investment income ($224 million), lower yield enhancement income ($158 million) and higher base portfolio income, net of interest credited ($11 million); and
•lower policy and advisory fee income, net of advisory fee expenses of ($88 million) due to lower fee based assets under administration as a result of lower equity market performance.
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
The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits and net flows:

Years Ended December 31,
(in millions)	2023	2022	2021
Premiums	$20	$19	$22
Deposits	8,063	7,923	7,744
Premiums and deposits*	$8,083	$7,942	$7,766
Net Flows	$(6,302)	$(3,111)	$(3,208)
*Excludes client deposits into advisory and brokerage accounts of $2.4 billion, $2.1 billion and $2.5 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
Premiums and Deposits and Net Flow Comparison for the Years Ended December 31, 2023 and 2022
Net outflows were ($3.2 billion) higher compared to the prior year primarily due to higher surrenders and withdrawals ($3.4 billion), partially offset by higher premiums and deposits ($141 million) and lower death and payout annuity benefits ($65 million). Large plan acquisitions and surrenders resulted in lower net flows of ($1.4 billion) compared to the prior year. Excluding large plan acquisitions and surrenders, net outflows were concentrated in products with higher contractual guaranteed minimum crediting rates.
Premiums and Deposits and Net Flow Comparison for the Years Ended December 31, 2022 and 2021
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
The following table presents Group Retirement surrenders rates:

Years Ended December 31,	2023	2022	2021
Surrender rates	12.9%	9.5%	8.8%

80	AIG | 2023 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement
The following table presents account value for Group Retirement annuities by surrender charge category:

(in millions)	2023(a)	2022(b)
No surrender charge(b)	$70,500	$69,885
Greater than 0% - 2%	1,251	454
Greater than 2% - 4%	1,698	435
Greater than 4%	5,757	6,281
Non-surrenderable	490	945
Total account value(c)	$79,696	$78,000
(a)Excludes mutual fund assets under administration of $27.8 billion and $24.0 billion at December 31, 2023 and 2022, respectively.
(b)Group Retirement amounts in this category include account values in the general account of approximately $4.1 billion and $4.5 billion at December 31, 2023 and 2022, respectively, which are subject to 20 percent annual withdrawal limitations at the participant level and account value in the general account of $5.3 billion and $5.8 billion at December 31, 2023 and 2022, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.
(c)Includes payout immediate annuities and funding agreements.
Group Retirement annuity deposits are typically subject to a four- to seven-year surrender charge period, depending on the product. At December 31, 2023, Group Retirement annuity account value with no surrender charge increased compared to December 31, 2022 primarily due to increases in assets under management from higher equity markets partially offset by negative net flows. At December 31, 2022, Group Retirement annuity account value with no surrender charge decreased compared to December 31, 2021 primarily due to decline in assets under management from lower equity markets.

LIFE INSURANCE RESULTS

Years Ended December 31,				Change
(in millions)	2023	2022	2021	2023 vs 2022	2022 vs 2021
Adjusted revenues:
Premiums	$2,261	$2,339	$2,064	(3)%	13%
Policy fees	1,488	1,563	1,541	(5)	1
Net investment income	1,283	1,393	1,619	(8)	(14)
Other income	60	69	62	(13)	11
Total adjusted revenues	5,092	5,364	5,286	(5)	1
Benefits and expenses:
Policyholder benefits	3,278	3,352	3,264	(2)	3
Interest credited to policyholder account balances	340	342	354	(1)	(3)
Amortization of deferred policy acquisition costs	403	415	427	(3)	(3)
Non deferrable insurance commissions	91	73	79	25	(8)
Advisory fee expenses	2	1	—	100	NM
General operating expenses	620	656	684	(5)	(4)
Interest expense	—	4	25	NM	(84)
Total benefits and expenses	4,734	4,843	4,833	(2)	—
Adjusted pre-tax income	$358	$521	$453	(31)%	15%
Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for the Years Ended December 31, 2023 and 2022
Adjusted pre-tax income decreased $163 million primarily due to:
•lower net investment income ($110 million), driven by lower alternative investment and yield enhancement income ($103 million) primarily due to lower equity partnership performance and reduced gains on calls, and lower base portfolio income ($7 million); and
•lower premiums and fees, net of policyholder benefits, excluding actuarial assumptions update ($73 million), primarily due to international life, partially offset by favorable domestic mortality.

AIG | 2023 Form 10-K	81

ITEM 7 | Business Segment Operations | Life and Retirement
Adjusted Pre-Tax Income (Loss) Comparison for the Years Ended December 31, 2022 and 2021
Adjusted pre-tax income increased $68 million primarily due to:
•higher premiums and policy fees, net of policyholder benefits, excluding actuarial assumptions update ($232 million), primarily due to favorable mortality; and
•lower general operating expenses ($28 million).
Partially offsetting this increase was:
•lower net investment income ($226 million), primarily driven by lower alternative investment and yield enhancement income ($262 million) primarily due to lower equity partnership performance and reduced gains on calls, partially offset by higher base portfolio income ($36 million); and
•lower net favorable impact from the review and update of actuarial assumptions ($23 million).

LIFE INSURANCE GAAP PREMIUMS AND PREMIUMS AND DEPOSITS
Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life and international life and health. Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.
Premiums and deposits, excluding the effect of foreign exchange, increased $59 million in the year ended December 31, 2023 compared to the same period in 2022 and increased $145 million in the year ended December 31, 2022 compared to the same period in 2021 primarily due to growth in international life premiums.
The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2023	2022	2021
Premiums	$2,261	$2,339	$2,064
Deposits	1,583	1,600	1,635
Other*	904	732	953
Premiums and deposits	$4,748	$4,671	$4,652
*Other principally consists of adding back ceded premiums to reflect the gross premiums and deposits.

INSTITUTIONAL MARKETS RESULTS

Years Ended December 31,				Change
(in millions)	2023	2022	2021	2023 vs 2022	2022 vs 2021
Adjusted revenues:
Premiums	$5,607	$2,913	$3,774	92%	(23)%
Policy fees	195	194	187	1	4
Net investment income	1,587	1,051	1,154	51	(9)
Other income	2	2	2	—	—
Total adjusted revenues	7,391	4,160	5,117	78	(19)
Benefits and expenses:
Policyholder benefits	6,298	3,404	4,183	85	(19)
Interest credited to policyholder account balances	600	320	274	88	17
Amortization of deferred policy acquisition costs	9	7	6	29	17
Non deferrable insurance commissions	19	20	22	(5)	(9)
General operating expenses	85	73	77	16	(5)
Interest expense	1	2	9	(50)	(78)
Total benefits and expenses	7,012	3,826	4,571	83	(16)
Adjusted pre-tax income	$379	$334	$546	13%	(39)%

82	AIG | 2023 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement
Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for the Years Ended December 31, 2023 and 2022
Adjusted pre-tax income increased $45 million primarily due to:
•higher premiums primarily on new pension risk transfer business ($2.7 billion); and
•higher net investment income ($536 million) primarily driven by higher base portfolio income.
Partially offset by:
•higher policyholder benefits (including interest accretion) primarily on new pension risk transfer business ($2.9 billion); and
•higher interest credited on policyholder account balances, primarily related to the GIC business ($280 million).
Adjusted Pre-Tax Income (Loss) Comparison for the Years Ended December 31, 2022 and 2021
Adjusted pre-tax income decreased $212 million primarily due to:
•lower net investment income ($103 million) primarily driven by lower alternative investment income ($145 million) and lower yield enhancement income ($89 million) partially offset by higher base portfolio income ($131 million);
•lower premiums primarily on new pension risk transfer business ($861 million); and
•higher interest credited on policyholder account balances, primarily related to the GIC business ($46 million).
Partially offsetting these decreases was a reduction in policyholder benefits and losses incurred (including interest accretion) primarily on new pension risk transfer business ($779 million).
INSTITUTIONAL MARKETS GAAP PREMIUMS AND PREMIUMS AND DEPOSITS
Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums increased $2.7 billion in the year ended December 31, 2023 compared to the same period in 2022 and decreased $861 million in the year ended December 31, 2022 compared to the same period in 2021 primarily driven by the transactional nature of the pension risk transfer business (direct and assumed reinsurance).
Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on investment-type annuity contracts. Deposits primarily include GICs, FHLB funding agreements and structured settlement annuities with no life contingencies.
Premiums and deposits increased $5.0 billion in the year ended December 31, 2023, compared to the same period in 2022 primarily due to higher premiums on pension risk transfer business and higher deposits on new GICs. Premiums and deposits decreased $632 million in the year ended December 31, 2022 compared to the same period in 2021 primarily due to lower premiums on pension risk transfer business, partially offset by deposits of structured settlement annuities.
The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2023	2022	2021
Premiums	$5,607	$2,913	$3,774
Deposits	3,695	1,382	1,158
Other*	31	30	25
Premiums and deposits	$9,333	$4,325	$4,957
*Other principally consists of adding back ceded premiums to reflect the gross premiums and deposits.

AIG | 2023 Form 10-K	83

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

OTHER OPERATIONS RESULTS

Years Ended December 31,				Change
(in millions)	2023	2022	2021	2023 vs 2022	2022 vs 2021
Adjusted revenues:
Premiums	$68	$85	$186	(20)%	(54)%
Net investment income:
Interest and dividends	385	353	169	9	109
Alternative investments	(72)	516	919	NM	(44)
Other investment income (loss)	11	(129)	65	NM	NM
Investment expenses	(37)	(26)	(41)	(42)	37
Total net investment income	287	714	1,112	(60)	(36)
Other income	26	28	40	(7)	(30)
Total adjusted revenues	381	827	1,338	(54)	(38)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	15	30	250	(50)	(88)
Interest credited to policyholder account balances	—	—	1	NM	NM
Acquisition expenses:
Amortization of deferred policy acquisition costs	—	5	37	NM	(86)
Other acquisition expenses	(3)	(1)	(1)	(200)	—
Total acquisition expenses	(3)	4	36	NM	(89)
General operating expenses:
Corporate and Other	965	1,119	1,137	(14)	(2)
Asset Management	35	45	72	(22)	(38)
Amortization of intangible assets	27	40	40	(33)	—
Total General operating expenses	1,027	1,204	1,249	(15)	(4)
Interest expense:
Corporate and Other	958	908	1,032	6	(12)
Asset Management*	149	223	188	(33)	19
Total interest expense	1,107	1,131	1,220	(2)	(7)
Total benefits, losses and expenses	2,146	2,369	2,756	(9)	(14)
Adjusted pre-tax loss before consolidation and eliminations	(1,765)	(1,542)	(1,418)	(14)	(9)
Consolidation and eliminations	(10)	(405)	(932)	98	57
Adjusted pre-tax loss	$(1,775)	$(1,947)	$(2,350)	9%	17%
Adjusted pre-tax income (loss) by activities:
Corporate and Other	$(1,651)	$(2,053)	$(2,329)	20%	12%
Asset Management	(114)	511	911	NM	(44)
Consolidation and eliminations	(10)	(405)	(932)	98	57
Adjusted pre-tax loss	$(1,775)	$(1,947)	$(2,350)	9%	17%
*Interest – Asset Management primarily represents interest expense on consolidated investment entities of $139 million, $217 million and $182 million in the years ended December 31, 2023, 2022 and 2021, respectively.

84	AIG | 2023 Form 10-K

ITEM 7 | Business Segment Operations | Other Operations

YEARS ENDED DECEMBER 31, 2023 AND 2022 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations of $1.8 billion in 2023 compared to $1.5 billion in 2022, an increase of $223 million, was primarily due to:
•lower net investment income associated with consolidated investment entities of $708 million and the absence of $56 million mark to market gain on the 2.46 percent equity interest in Fortitude Group Holdings, LLC, partially offset by the absence of mark to market losses of $272 million on our investment in collateralized loan obligations (CLO) and higher income on AIG Parent portfolio of $139 million due to higher yields;
•lower corporate general operating expenses of $154 million primarily driven by a reduction in employee related costs of $12 million and other operating expenses of $142 million; and
•lower interest expense of $24 million primarily driven by interest savings of $136 million from $11.0 billion debt repurchases, through cash tender offers and debt redemption and maturity in 2022 and 2023, lower interest expense of $74 million associated with consolidated investments entities as a result of deconsolidation and paydowns on debt, partially offset by interest expense of $183 million on the $6.5 billion Corebridge senior unsecured notes, $1.5 billion draw down on the DDTL Facility and $1.0 billion junior subordinated debt issued by Corebridge in 2022.
Adjusted pre-tax loss on consolidation and eliminations of $10 million in 2023 compared to $405 million in 2022, a decrease of $395 million, was primarily due to the elimination of the insurance companies’ net investment income from their investment in the consolidated investment entities of $419 million.
YEARS ENDED DECEMBER 31, 2022 AND 2021 COMPARISON
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
•lower corporate interest expense primarily driven by interest savings of $225 million from $9.4 billion debt repurchases, through cash tender offers, and debt redemption in 2022 as well as $92 million from $3.6 billion of debt redemptions and debt repurchases, through cash tender offers in 2021, partially offset by interest expense of $240 million on $6.5 billion Corebridge senior unsecured notes, $1.5 billion draw down on the DDTL Facility and $1.0 billion junior subordinated debt issued by Corebridge in 2022; and
•lower corporate and other general operating expenses of $45 million primarily driven by decreases in employment costs of $254 million partially offset by higher professional fees of $209 million.
Adjusted pre-tax loss on consolidation and eliminations of $405 million in 2022 compared to $932 million in 2021, a decrease of $527 million, was primarily due to the elimination of the insurance companies’ net investment income from their investment in the consolidated investment entities of $520 million.

AIG | 2023 Form 10-K	85

ITEM 7 | Investments

Investments
OVERVIEW
Our investment strategies are tailored to the specific business needs of each segment by targeting an asset allocation mix that supports estimated cash flows of our outstanding liabilities and provides diversification from an asset class, sector, issuer, and geographic perspective. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities.
Inflation remains elevated relative to the Federal Reserve target however it has decreased over the past several quarters. Interest rates also remain elevated although credit spreads have narrowed for most asset classes as recession concerns began to recede and the likelihood for a soft landing increased.
Our Investment Management Agreements with Blackstone Inc.
In 2021, AIG entered into a long-term asset management relationship with Blackstone Inc. and its investment advisory affiliates (Blackstone), pursuant to which Blackstone initially managed $50 billion of Corebridge’s existing investment portfolio, with that amount increasing to an aggregate of $92.5 billion by the third quarter of 2027. As of December 31, 2023, Blackstone manages $55 billion in book value of assets in Corebridge's investment portfolio. As these assets run-off, we expect Blackstone to reinvest primarily in Blackstone-originated investments across a range of asset classes, including private and structured credit, and commercial and residential real estate securitized and whole loans. We continue to manage asset allocation and portfolio-level risk management decisions with respect to any assets managed by Blackstone, ensuring that we maintain a consistent level of oversight across our entire investment portfolio considering our asset-liability matching needs, risk appetite and capital positions.
Our Investment Management Agreements with BlackRock, Inc.
Since April 2022, AIG and Corebridge insurance company subsidiaries have entered into separate investment management agreements with BlackRock, Inc. and its investment advisory affiliates (BlackRock). Substantially all investment management agreements contemplated for AIG insurance company subsidiaries have been executed. A small number of insurance companies remain under discussion and expect to be resolved in 2024. As of December 31, 2023, BlackRock manages $135 billion of our investment portfolio, consisting of liquid fixed income and certain private placement assets, including $76 billion of Corebridge assets. In addition, liquid fixed income assets associated with the Fortitude Re funds withheld asset portfolio were separately transferred to BlackRock for management in 2022.
For additional information, see Note 1 to the Consolidated Financial Statements.

INVESTMENT HIGHLIGHTS IN 2023

•Blended investment yields on new investments are higher than blended rates on investments that were sold, matured or called during this period. We continued to make investments in structured securities and other fixed maturity securities with attractive risk-adjusted return characteristics to improve yields and increase net investment income.
•The higher interest rate environment has contributed to higher income in the base portfolio for the twelve months ended December 31, 2023 compared to the same period in the prior year. Total Net investment income increased for the twelve months ended December 31, 2023 compared to the same period in the prior year, primarily due to higher returns in our fixed maturity securities, mortgage and other loans, short-term investments and hedge fund portfolios, partially offset by lower income in our private equity portfolio.

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
Some of our key investment strategies are as follows:
•Our fundamental strategy across the portfolios is to seek investments with similar duration and cash flow characteristics to the associated insurance liabilities to the extent practicable.
•We seek to purchase investments that offer enhanced yield through illiquidity premiums, such as private placements and commercial mortgage loans, which also add portfolio diversification. These assets typically afford credit protections through covenants, ability to customize structures that meet our insurance liability needs, and deeper due diligence given information access.

86	AIG | 2023 Form 10-K

ITEM 7 | Investments

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
–Insurance reserves are backed mainly by investment grade fixed maturity securities that meet our duration, risk-return, capital, tax, liquidity, credit quality and diversification objectives. We assess asset classes based on their fundamental underlying risk factors, including credit (public and private), commercial real estate and residential real estate, regardless of whether such investments are bonds, loans, or structured products.
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
Asset-Liability Management
The investment strategy within the General Insurance companies focuses on growth of surplus, maintenance of sufficient liquidity for unanticipated insurance claims, and preservation of capital. General Insurance invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies have an average duration of 3.9 years, with an average of 4.1 years for North America and 3.5 years for International.
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
Fixed maturity securities of the Life and Retirement companies’ domestic operations have an average duration of 6.9 years.
In addition, the Life and Retirement companies seek to enhance surplus portfolio returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved returns in excess of the fixed maturity portfolio returns.

AIG | 2023 Form 10-K	87

ITEM 7 | Investments

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
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

December 31, 2023
(in millions)
NAIC Designation	1	2	Total Investment Grade	3	4	5	6	Total Below Investment Grade	Total
Other fixed maturity securities	$89,907	$68,456	$158,363	$6,301	$4,827	$618	$78	$11,824	$170,187
Mortgage-backed, asset-backed and collateralized	58,639	7,221	65,860	367	399	54	21	841	66,701
Total*	$148,546	$75,677	$224,223	$6,668	$5,226	$672	$99	$12,665	$236,888
*Excludes $86 million of fixed maturity securities for which no NAIC Designation is available.
The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

December 31, 2023
(in millions)
Composite AIG Credit Rating	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
Other fixed maturity securities	$91,753	$66,103	$157,856	$6,458	$5,039	$834	$12,331	$170,187
Mortgage-backed, asset-backed and collateralized	53,344	7,990	61,334	555	591	4,221	5,367	66,701
Total*	$145,097	$74,093	$219,190	$7,013	$5,630	$5,055	$17,698	$236,888
*Excludes $86 million of fixed maturity securities for which no NAIC Designation is available.
CREDIT RATINGS
At December 31, 2023, approximately 89 percent of our fixed maturity securities were held by our domestic entities. Approximately 92 percent of these securities were rated investment grade by one or more of the principal rating agencies.
Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our credit risk management group closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At December 31, 2023, approximately 93 percent of such investments were either rated investment grade or, on the basis of analysis of our investment managers, were equivalent from a credit standpoint to securities rated investment grade. Approximately 27 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.
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
For information regarding credit risks associated with Investments, see Enterprise Risk Management – Credit Risk Management.

88	AIG | 2023 Form 10-K

ITEM 7 | Investments

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value*:

	Available for Sale		Other		Total
(in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Rating:
Other fixed maturity securities
AAA	$7,668	$13,477	$38	$36	$7,706	$13,513
AA	38,349	31,061	955	810	39,304	31,871
A	44,511	45,618	231	244	44,742	45,862
BBB	64,765	63,173	1,339	1,043	66,104	64,216
Below investment grade	11,693	16,538	467	432	12,160	16,970
Non-rated	178	175	6	4	184	179
Total	$167,164	$170,042	$3,036	$2,569	$170,200	$172,611
Mortgage-backed, asset-backed and collateralized
AAA	$16,477	$20,729	$212	$253	$16,689	$20,982
AA	27,411	15,706	745	659	28,156	16,365
A	8,145	7,186	359	289	8,504	7,475
BBB	7,262	6,857	729	578	7,991	7,435
Below investment grade	5,248	5,509	109	125	5,357	5,634
Non-rated	26	127	51	12	77	139
Total	$64,569	$56,114	$2,205	$1,916	$66,774	$58,030
Total
AAA	$24,145	$34,206	$250	$289	$24,395	$34,495
AA	65,760	46,767	1,700	1,469	67,460	48,236
A	52,656	52,804	590	533	53,246	53,337
BBB	72,027	70,030	2,068	1,621	74,095	71,651
Below investment grade	16,941	22,047	576	557	17,517	22,604
Non-rated	204	302	57	16	261	318
Total	$231,733	$226,156	$5,241	$4,485	$236,974	$230,641
*On August 1, 2023, Fitch downgraded the U.S. government’s credit rating from AAA to AA+. This resulted in the composite AIG Credit Rating for both U.S. government securities and agency mortgage-backed securities to transition from AAA to AA+.
Available-for-Sale Investments
The following table presents the fair value of our available-for-sale securities:

(in millions)	December 31, 2023	December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$5,616	$6,619
Obligations of states, municipalities and political subdivisions	10,663	12,099
Non-U.S. governments	12,453	13,485
Corporate debt	138,432	137,839
Mortgage-backed, asset-backed and collateralized:
RMBS	20,444	18,817
CMBS	14,128	14,193
CLO/ABS	29,997	23,104
Total mortgage-backed, asset-backed and collateralized	64,569	56,114
Total bonds available for sale*	$231,733	$226,156
*At December 31, 2023 and 2022, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $17.1 billion and $22.3 billion, respectively.

AIG | 2023 Form 10-K	89

ITEM 7 | Investments

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

(in millions)	December 31, 2023	December 31, 2022
Canada	$1,411	$1,312
Germany	929	856
Japan	699	812
France	677	636
United Kingdom	478	446
Indonesia	451	514
Chile	404	401
Mexico	374	379
Israel	337	368
Korea, Republic of	318	238
Other	6,412	7,589
Total	$12,490	$13,551
The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	December 31, 2023					December 31, 2022 Total
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products	Total
Euro-Zone countries:
Germany	$929	$269	$2,360	$—	$3,558	$3,422
France	677	1,705	1,088	12	3,482	2,919
Netherlands	167	912	1,006	43	2,128	2,060
Belgium	35	299	936	41	1,311	1,256
Ireland	9	46	429	679	1,163	1,167
Spain	10	260	627	217	1,114	684
Luxembourg	18	303	321	—	642	1,025
Italy	17	93	531	—	641	491
Denmark	227	78	136	—	441	374
Finland	19	63	36	—	118	97
Other Euro-Zone	234	26	39	—	299	276
Total Euro-Zone	$2,342	$4,054	$7,509	$992	$14,897	$13,771
Remainder of Europe:
United Kingdom	$478	$4,259	$8,499	$782	$14,018	$12,492
Switzerland	20	559	781	—	1,360	1,449
Guernsey	—	—	—	624	624	—
Norway	252	85	221	—	558	607
Sweden	130	193	105	—	428	433
Russian Federation	2	—	33	—	35	34
Other - Remainder of Europe	31	180	44	48	303	470
Total - Remainder of Europe	$913	$5,276	$9,683	$1,454	$17,326	$15,485
Total	$3,255	$9,330	$17,192	$2,446	$32,223	$29,256

90	AIG | 2023 Form 10-K

ITEM 7 | Investments

Investments in Municipal Bonds
At December 31, 2023, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 98 percent of the portfolio rated A or higher.
The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	December 31, 2023
(in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value	December 31, 2022 Total Fair Value
California	$526	$415	$1,420	$2,361	$2,599
New York	42	163	1,779	1,984	2,207
Texas	16	340	567	923	1,168
Illinois	81	57	587	725	832
Massachusetts	206	20	269	495	597
Ohio	16	—	355	371	334
Pennsylvania	58	2	300	360	391
Georgia	83	48	188	319	354
New Jersey	9	2	252	263	308
Washington	85	17	154	256	279
Florida	4	—	236	240	337
Virginia	8	—	213	221	277
Missouri	—	—	184	184	193
All other states	301	157	1,503	1,961	2,223
Total	$1,435	$1,221	$8,007	$10,663	$12,099
Investments in Corporate Debt Securities
The following table presents the fair value of our available for sale corporate debt securities by industry categories:

Industry Category
(in millions)	December 31, 2023	December 31, 2022
Financial institutions:
Money center/Global bank groups	$8,744	$8,234
Regional banks – other	456	418
Life insurance	2,439	2,207
Securities firms and other finance companies	555	354
Insurance non-life	4,937	5,067
Regional banks – North America	5,279	5,832
Other financial institutions	18,300	16,491
Utilities	19,643	18,863
Communications	8,799	8,676
Consumer noncyclical	16,973	17,973
Capital goods	6,194	6,745
Energy	11,091	10,357
Consumer cyclical	8,682	10,963
Basic materials	4,632	4,715
Other	21,708	20,944
Total*	$138,432	$137,839
*At December 31, 2023 and 2022, approximately 92 percent and 89 percent, respectively, of these investments were rated investment grade.

AIG | 2023 Form 10-K	91

ITEM 7 | Investments

Investments in RMBS
The following table presents the fair value of AIG’s RMBS available for sale securities:

(in millions)	December 31, 2023	December 31, 2022
Agency RMBS	$7,045	$8,126
Alt-A RMBS	4,844	4,400
Subprime RMBS	1,649	1,819
Prime non-agency	3,132	2,064
Other housing related	3,774	2,408
Total RMBS(a)(b)	$20,444	$18,817
(a)Includes approximately $4.1 billion and $4.4 billion at December 31, 2023 and 2022, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. This excludes impact of U.S. debt downgrade of Fannie Mae and Freddie Mac. For additional information on purchased credit deteriorated securities, see Note 6 to the Consolidated Financial Statements.
(b)The weighted average expected life was seven years at both December 31, 2023 and December 31, 2022.
Our investments guidelines for investing in RMBS, CLO and other asset-backed securities (ABS) take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.
Investments in CMBS
The following table presents the fair value of our CMBS available for sale securities:

(in millions)	December 31, 2023	December 31, 2022
CMBS (traditional)	$12,205	$12,401
Agency	1,434	1,219
Other	489	573
Total	$14,128	$14,193
The fair value of CMBS holdings remained stable during the year ended December 31, 2023. The majority of our investments in CMBS are in tranches that contain substantial credit protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.
Investments in CLO/ABS
The following table presents the fair value of our CLO/ABS available for sale securities by collateral type:

(in millions)	December 31, 2023	December 31, 2022
Collateral Type:
ABS	$15,762	$12,168
Bank loans	14,104	10,818
Other	131	118
Total	$29,997	$23,104

92	AIG | 2023 Form 10-K

ITEM 7 | Investments

Unrealized Losses of Fixed Maturity Securities
The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

December 31, 2023	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)
Investment grade bonds
0-6 months	$11,208	$475	1,847	$2,993	$866	192	$6	$3	—	$14,207	$1,344	2,039
7-11 months	17,683	766	2,750	2,307	656	166	4	2	—	19,994	1,424	2,916
12 months or more	112,619	9,943	16,579	37,388	10,511	3,214	344	188	23	150,351	20,642	19,816
Total	$141,510	$11,184	21,176	$42,688	$12,033	3,572	$354	$193	23	$184,552	$23,410	24,771
Below investment grade bonds
0-6 months	$2,417	$96	716	$145	$51	44	$14	$11	19	$2,576	$158	779
7-11 months	756	29	179	56	17	9	2	2	2	814	48	190
12 months or more	7,637	481	2,443	949	266	177	56	38	15	8,642	785	2,635
Total	$10,810	$606	3,338	$1,150	$334	230	$72	$51	36	$12,032	$991	3,604
Total bonds
0-6 months	$13,625	$571	2,563	$3,138	$917	236	$20	$14	19	$16,783	$1,502	2,818
7-11 months	18,439	795	2,929	2,363	673	175	6	4	2	20,808	1,472	3,106
12 months or more	120,256	10,424	19,022	38,337	10,777	3,391	400	226	38	158,993	21,427	22,451
Total(d)	$152,320	$11,790	24,514	$43,838	$12,367	3,802	$426	$244	59	$196,584	$24,401	28,375
(a)Represents the number of consecutive months that fair value has been less than cost by any amount.
(b)Represents the percentage by which fair value is less than cost.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
The allowance for credit losses was $9 million for investment grade bonds and $153 million for below investment grade bonds as of December 31, 2023.
Commercial Mortgage Loans
At December 31, 2023, we had direct commercial mortgage loan exposure of $38.0 billion.
The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2023
State:
New York	78	$1,508	$4,172	$488	$440	$101	$—	$6,709	18%
California	62	829	1,123	157	1,309	621	12	4,051	11
New Jersey	78	2,316	80	358	753	—	32	3,539	9
Texas	42	894	884	145	280	18	—	2,221	6
Florida	48	729	107	507	106	535	—	1,984	5
Massachusetts	19	662	750	542	22	—	—	1,976	5
Illinois	21	609	467	3	44	—	20	1,143	3
Colorado	17	308	93	179	70	168	—	818	2
Pennsylvania	20	151	133	249	218	23	—	774	2
Ohio	22	141	10	161	431	—	—	743	2
Other states	127	2,787	457	675	943	173	47	5,082	13
Foreign	78	4,195	1,432	842	1,751	414	335	8,969	24
Total*	612	$15,129	$9,708	$4,306	$6,367	$2,053	$446	$38,009	100%

AIG | 2023 Form 10-K	93

ITEM 7 | Investments

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2022
State:
New York	81	$1,571	$4,502	$490	$404	$104	$—	$7,071	19%
California	59	847	1,068	170	1,316	656	13	4,070	11
New Jersey	65	2,154	163	439	497	11	32	3,296	9
Texas	47	857	998	153	184	143	—	2,335	6
Massachusetts	16	576	443	521	23	—	—	1,563	4
Florida	57	491	119	362	199	391	—	1,562	4
Illinois	22	584	623	3	46	—	21	1,277	4
Ohio	23	145	10	168	544	—	—	867	2
Pennsylvania	18	75	133	255	223	23	—	709	2
Washington, D.C.	9	483	116	—	—	17	—	616	2
Other states	139	2,239	494	842	961	278	19	4,833	13
Foreign	93	4,575	1,606	413	1,609	404	322	8,929	24
Total*	629	$14,597	$10,275	$3,816	$6,006	$2,027	$407	$37,128	100%
*Does not reflect allowance for credit losses.
For additional information on commercial mortgage loans, see Note 7 to the Consolidated Financial Statements.
Net Realized Gains and Losses
The following table presents the components of Net realized gains (losses):

Years Ended December 31,		2023		2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(929)	$(133)	$(1,062)	$(871)	$(311)	$(1,182)	$211	$717	$928
Intent to sell	—	—	—	(66)	—	(66)	—	—	—
Change in allowance for credit losses on fixed maturity securities	(211)	(9)	(220)	(184)	(32)	(216)	19	7	26
Change in allowance for credit losses on loans	(167)	(62)	(229)	(55)	(47)	(102)	163	9	172
Foreign exchange transactions	101	19	120	(20)	(5)	(25)	22	(5)	17
Index-linked interest credited embedded derivatives, net of related hedges	(784)	—	(784)	(119)	—	(119)	(5)	—	(5)
All other derivatives and hedge accounting*	(374)	(105)	(479)	1,230	(134)	1,096	260	28	288
Sales of alternative investments and real estate investments	98	(2)	96	193	43	236	988	237	1,225
Other	(40)	(3)	(43)	(39)	—	(39)	213	10	223
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(2,306)	(295)	(2,601)	69	(486)	(417)	1,871	1,003	2,874
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(2,007)	(2,007)	—	7,481	7,481	—	(603)	(603)
Net realized gains (losses)	$(2,306)	$(2,302)	$(4,608)	$69	$6,995	$7,064	$1,871	$400	$2,271
*Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 14 to the Consolidated Financial Statements.
Net realized losses excluding Fortitude Re funds withheld assets in the year ended December 31, 2023 compared to Net realized gains excluding Fortitude Re funds withheld assets in 2022 were primarily due to lower derivative gains in the current period compared to the prior year period. Lower Net realized gains excluding Fortitude Re funds withheld assets in the year ended December 31, 2022 compared to 2021 were primarily due to losses on sales of securities compared to gains in 2021.

94	AIG | 2023 Form 10-K

ITEM 7 | Investments

Index-linked interest credited embedded derivatives, net of related hedges, reflected higher losses in the year ended December 31, 2023 compared to 2022 and higher losses in the year ended December 31, 2022 compared to 2021. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of index-linked interest credited embedded derivatives, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.
Net realized gains (losses) on Fortitude Re funds withheld assets primarily reflect changes in the valuation of the modified coinsurance and funds withheld assets. Increases in the valuation of these assets result in losses to AIG as the appreciation on the assets under those reinsurance arrangements must be transferred to Fortitude Re. Decreases in valuation of the assets result in gains to AIG as the depreciation on the assets under those reinsurance arrangements must be transferred to Fortitude Re. For additional information on the impact of the funds withheld arrangements with Fortitude Re, see Note 8 to the Consolidated Financial Statements.
For additional information on market risk management related to these product features, see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Fixed Index Annuity and Index Universal Life Risk Management and Hedging Programs. For additional information on the economic hedging target and the impact to pre-tax income of this program, see Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefits – Variable Annuity Guaranteed Benefits and Hedging Results.
For additional information on our investment portfolio, see Note 6 to the Consolidated Financial Statements.
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments in the year ended December 31, 2023 was primarily attributable to a change in the fair value of fixed maturity securities. For the year ended December 31, 2023, net unrealized gains were $8.5 billion due to narrowing of credit spreads.
The change in net unrealized gains and losses on investments in the year ended December 31, 2022 was primarily attributable to decreases in the fair value of fixed maturity securities. For the year ended December 31, 2022, net unrealized losses were $47.7 billion due to an increase in interest rates and spreads.
For additional information on our investment portfolio, see Note 6 to the Consolidated Financial Statements.

AIG | 2023 Form 10-K	95

ITEM 7 | Insurance Reserves

Insurance Reserves
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (LOSS RESERVES)
The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

	December 31, 2023			December 31, 2022
(in millions)	Net liability for unpaid losses and loss adjustment expenses	Reinsurance recoverable on unpaid losses and loss adjustment expenses	Gross liability for unpaid losses and loss adjustment expenses	Net liability for unpaid losses and loss adjustment expenses	Reinsurance recoverable on unpaid losses and loss adjustment expenses	Gross liability for unpaid losses and loss adjustment expenses
General Insurance:
U.S. Workers' Compensation (net of discount)	$2,655	$4,099	$6,754	$2,684	$4,319	$7,003
U.S. Excess Casualty	3,321	3,272	6,593	3,638	3,701	7,339
U.S. Other Casualty	4,112	3,676	7,788	3,858	3,872	7,730
U.S. Financial Lines	5,672	1,622	7,294	5,899	1,773	7,672
U.S. Property and Special Risks	4,403	1,494	5,897	6,815	3,295	10,110
U.S. Personal Insurance	767	2,163	2,930	794	2,052	2,846
UK/Europe Casualty and Financial Lines	7,447	1,951	9,398	6,984	1,538	8,522
UK/Europe Property and Special Risks	2,913	1,665	4,578	2,717	1,464	4,181
UK/Europe and Japan Personal Insurance	1,483	671	2,154	1,628	592	2,220
Other product lines(b)	5,416	5,182	10,598	5,999	4,834	10,833
Unallocated loss adjustment expenses(b)	1,298	841	2,139	1,418	927	2,345
Total General Insurance	39,487	26,636	66,123	42,434	28,367	70,801
Other Operations Run-Off:
U.S. run-off long tail insurance lines (net of discount)	283	3,360	3,643	239	3,427	3,666
Other run-off product lines	228	60	288	245	59	304
Blackboard U.S. Holdings, Inc.	91	119	210	134	135	269
Unallocated loss adjustment expenses	15	114	129	13	114	127
Total Other Operations Run-Off	617	3,653	4,270	631	3,735	4,366
Total	$40,104	$30,289	$70,393	$43,065	$32,102	$75,167
(a)Includes net loss reserve discount of $1.2 billion and $1.3 billion at December 31, 2023 and 2022, respectively. For information regarding loss reserve discount, see Note 13 to the Consolidated Financial Statements.
(b)Other product lines and Unallocated loss adjustment expenses includes Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense for the Fortitude Re reinsurance of $2.9 billion at both December 31, 2023 and 2022, respectively.

Prior Year Development
The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

Years Ended December 31,
(in millions)	2023	2022	2021
General Insurance:
North America	$(484)	$(196)	$(194)
International	93	(322)	(7)
Total General Insurance*	$(391)	$(518)	$(201)
Other Operations Run-Off	(7)	(5)	86
Total prior year favorable development	$(398)	$(523)	$(115)
*Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $164 million, $167 million and $193 million for the years ended December 31, 2023, 2022 and 2021, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $(158) million, $(174) million and $(249) million for the years ended December 31, 2023, 2022 and 2021, respectively. Also excludes the related changes in amortization of the deferred gain, which were $(83) million, $85 million and $(3) million over those same periods.

96	AIG | 2023 Form 10-K

ITEM 7 | Insurance Reserves

Net Loss Development – 2023
In the twelve months ended December 31, 2023, we recognized favorable prior year loss reserve development of $398 million. The key components of this development were:
North America
•Favorable development on U.S. Workers' Compensation business reflecting a continuation of favorable loss cost trends in guaranteed cost and excess segments across most accident years.
•Favorable development in U.S. Excess Casualty driven by favorable development on the Excess Construction Runoff Portfolio.
•Favorable development in U.S. Other Casualty reflecting favorable experience in construction defect and construction wraps as well as guaranteed cost auto and general liability.
•Favorable development in U.S. Property and Special risks reflecting favorable development on prior year catastrophes in the 2017-2021 accident years, offset by adverse development on prior year catastrophes in the 2022 accident year.
•Unfavorable development in U.S. Financial Lines due to unfavorable development on High Attaching Excess D&O, M&A, Primary National D&O, Cyber data privacy claims, and Architects & Engineers, partially offset by favorable development on Primary Private Not for Profit D&O and Financial Institutions D&O.
•Amortization benefit related to the deferred gain on the adverse development cover.
•Favorable development in U.S. Personal Insurance due to favorable development on prior year catastrophes across several events primarily in the 2017-2020 accident years.
International
•Unfavorable development in UK/Europe Casualty and Financial Lines reflecting unfavorable development in auto liability in Europe and UK and in UK D&O and Commercial Professional Indemnity business, partially offset by favorable development in Financial Institutions Professional Indemnity and D&O in Europe and UK and Cyber and Commercial Personal Indemnity in Europe.
•Unfavorable development in UK/Europe Property and Special Risks driven by unfavorable development on prior year catastrophes.
•Favorable development on Japan Professional Indemnity driven by personal auto and A&H business.
•Favorable development in Other product lines driven primarily by Global Specialty.
Our analyses and conclusions about prior year reserves also help inform our judgments about the current accident year loss and loss adjustment expense ratios we selected.
For additional information on prior year development by line of business, see Note 13 to the Consolidated Financial Statements. For information regarding actuarial methods employed for major classes of business, see Critical Accounting Estimates.
The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Year Ended December 31, 2023
(in millions)	Total	2022	2021 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(190)	$(30)	$(160)
U.S. Excess Casualty	(48)	—	(48)
U.S. Other Casualty	(134)	28	(162)
U.S. Financial Lines	37	(20)	57
U.S. Property and Special Risks	(7)	64	(71)
U.S. Personal Insurance	(66)	12	(78)
Other Product Lines	(76)	(54)	(22)
Total General Insurance North America	$(484)	$—	$(484)
General Insurance International:
UK/Europe Casualty and Financial Lines	$165	$(39)	$204
UK/Europe Property and Special Risks	81	165	(84)
UK/Europe and Japan Personal Insurance	(57)	(35)	(22)
Other product lines	(96)	65	(161)
Total General Insurance International	$93	$156	$(63)
Other Operations Run-Off	(7)	—	(7)
Total Prior Year (Favorable) Unfavorable Development	$(398)	$156	$(554)

AIG | 2023 Form 10-K	97

ITEM 7 | Insurance Reserves

Net Loss Development – 2022
In the twelve months ended December 31, 2022, we recognized favorable prior year loss reserve development of $523 million. The key components of this development were:
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
•Unfavorable development driven by U.S. Financial Lines driven by unfavorable severity trends in Excess and Primary D&O and Excess and Financial Institutions Errors and Omissions (E&O), partially offset by favorable results in Employment Practices Liability Insurance (EPLI).
International
•Favorable development on Global Specialty across all products in all regions.
•Favorable development in International Personal Lines particularly with Auto and A&H coverages in Japan as well as favorable experience recognized in Europe and the UK.
•Unfavorable development in Casualty in Europe Excess Casualty and French Auto as well as large loss experience in the UK, partially offset by favorable experience in Asia Pacific Casualty.
•Unfavorable development in Financial Lines primarily in the UK for M&A, Commercial PI and Commercial D&O.
Net Loss Development – 2021
In the twelve months ended December 31, 2021, we recognized favorable prior year loss reserve development of $115 million. The key components of this development were:
North America
•Strong favorable development in Personal Insurance, primarily attributable to subrogation recovery related to the 2017 and 2018 California wildfires partially offset by the impact of dropping below the attachment point of our 2018 catastrophe aggregate treaty, which also adversely impacted our U.S. Property and Special Risk Commercial Lines.
•Favorable development on U.S. Workers' Compensation and short-tailed commercial lines within Other Product Lines, reflecting lower frequency and severity in recent calendar years.
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

98	AIG | 2023 Form 10-K

ITEM 7 | Insurance Reserves

For a description of AIG’s catastrophe reinsurance protection for 2023, see Enterprise Risk Management – Insurance Risks – General Insurance Companies’ Key Risks – Natural Catastrophe Risk.
The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement, the effect of discounting of loss reserves and amortization of the deferred gain.

(in millions)	December 31, 2023	December 31, 2022	December 31, 2021
Gross Covered Losses
Covered reserves before discount	$10,849	$12,537	$14,398
Inception to date losses paid	30,157	28,667	27,023
Attachment point	(25,000)	(25,000)	(25,000)
Covered losses above attachment point	$16,006	$16,204	$16,421
Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$12,805	$12,963	$13,137
Consideration paid including interest	(10,188)	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	2,617	2,775	2,949
Discount on ceded losses(a)	(1,104)	(1,254)	(953)
Pre-tax deferred gain before amortization	1,513	1,521	1,996
Inception to date amortization of deferred gain at inception	(1,428)	(1,264)	(1,097)
Inception to date amortization attributed to changes in deferred gain(b)	64	(52)	(30)
Deferred gain liability reflected in AIG's balance sheet	$149	$205	$869
(a)The accretion of discount and a reduction in effective interest rates is offset by changes in estimates of the amount and timing of future recoveries.
(b)Excluded from APTI.
The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

Years Ended December 31,
(in millions)	2023	2022	2021
Balance at beginning of year, net of discount	$205	$869	$1,297
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	(158)	(174)	(249)
Amortization attributed to deferred gain at inception(b)	(164)	(167)	(193)
Amortization attributed to changes in deferred gain(c)	116	(22)	56
Changes in discount on ceded loss reserves	150	(301)	(42)
Balance at end of year, net of discount	$149	$205	$869
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
Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our run-off operations. Those reinsurance transactions were designed to consolidate most of our insurance run-off lines into a single legal entity. As of December 31, 2023, approximately $27.6 billion of reserves from our Life and Retirement Run-Off Lines and approximately $3.0 billion of reserves from our General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.

AIG | 2023 Form 10-K	99

ITEM 7 | Insurance Reserves

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
Investment-oriented products
The life insurance companies review and update assumptions used to value our universal life product with secondary guarantees at least annually. These benefit reserves are also adjusted to reflect the changes in the fair value of available-for-sale securities with an offset to OCI. DAC and related items (which may include VOBA, deferred sales inducements and unearned revenue reserves) are amortized on a constant level basis.
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
The net impacts to pre-tax income and adjusted pre-tax income because of the update of actuarial assumptions for the years ended December 31, 2023, 2022 and 2021 are shown in the following tables.
The following table presents the increase in pre-tax income resulting from the annual update of actuarial assumptions in the life insurance companies, by line item as reported in Results of Operations:

Years Ended December 31,
(in millions)	2023	2022	2021
Premiums	—	—	$(41)
Policyholder benefits and losses incurred	$22	$29	$89
Increase in adjusted pre-tax income	22	29	48
Change in fair value of market risk benefits, net	7	105	(17)
Net realized gains (losses)	(7)	(2)	—
Increase in pre-tax income	$22	$132	$31
The following table presents the increase in adjusted pre-tax income resulting from the annual update of actuarial assumptions for the life insurance companies, by segment and product line:

Years Ended December 31,
(in millions)	2023	2022	2021
Life and Retirement:
Individual Retirement
Fixed annuities	$1	$—	$—
Total Individual Retirement	1	—	—
Life Insurance	19	25	48
Institutional Markets	2	4	—
Total increase in adjusted pre-tax income from update of assumptions*	$22	$29	$48
*There was no impact to adjusted pre-tax income due to the annual update of actuarial assumptions on liabilities ceded to Fortitude Re as these liabilities are 100 percent ceded.

100	AIG | 2023 Form 10-K

ITEM 7 | Insurance Reserves

Update of Actuarial Assumptions Impact to Pre-tax Income (Loss)
The life insurance companies recognized favorable impacts to pre-tax income of $22 million, $132 million and $31 million for the years ended December 31, 2023, 2022 and 2021, respectively, attributable to the annual actuarial assumption review. For the year ended December 31, 2023, the assumption update impacts were primarily driven by updates to the portfolio yield assumption, refinements to the modeling for universal life with secondary guarantees and similar features, and mortality assumption updates, partially offset by updated premium assumptions, and other refinements on life insurance products. For the year ended December 31, 2022, the assumption update impacts were driven by updates to the relationship between projected equity growth and interest rates, and updates to premium and withdrawal assumption for annuities, partially offset by updated investments spreads on life insurance products. For the year ended December 31, 2021, the assumption update impacts were mainly due to updated lapse and mortality expectations for annuities, along with updates to mortality assumptions on traditional life products and updated universal life product reserving methodology.
Update of Actuarial Assumptions Impact to Adjusted Pre-tax Income (Loss)
We recognized favorable impacts to adjusted pre-tax operating income of $22 million, $29 million and $48 million for the years ended December 31, 2023, 2022 and 2021, respectively, attributable to the annual actuarial assumption review. For the year ended December 31, 2023, the assumption update impacts were primarily driven by updates to the portfolio yield assumption, refinements to the modeling for universal life with secondary guarantees and similar features, and mortality assumption updates, partially offset by updated premium assumptions, and other refinements on life insurance products. For the year ended December 31, 2022, the assumption update impacts were primarily driven by modeling refinements to reflect actual versus expected asset data related to calls and capital gains for life insurance products. For the year ended December 31, 2021, the assumption update impacts were primarily driven by updates to mortality assumptions on traditional life products and updated universal life product reserving methodology.
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
For additional information on our valuation methodology for MRBs, see Note 5 to the Consolidated Financial Statements.

AIG | 2023 Form 10-K	101

ITEM 7 | Insurance Reserves

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
The following table presents a reconciliation between the fair value of the GAAP MRBs and the value of our economic hedge target:

(in millions)	December 31, 2023	December 31, 2022
Reconciliation of market risk benefits and economic hedge target:
Market risk benefits liability, net	$1,340	$1,657
Exclude non-performance risk adjustment	(826)	(479)
Market risk benefits liability, excluding NPA	514	1,178
Adjustments for risk margins and differences in valuation	522	(281)
Economic hedge target liability	$1,036	$897
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
Change in Economic Hedge Target
The increase in the economic hedge target liability in the year ended December 31, 2023 was primarily driven by higher equity markets partially offset by aging of the business and tightening credit spreads. The decrease in the economic hedge target liability in 2022 was primarily driven by higher interest rates and widening credit spreads, offset by lower equity markets.

102	AIG | 2023 Form 10-K

ITEM 7 | Insurance Reserves

The following table presents the impact on pre-tax income (loss) and other comprehensive income (loss) of Variable Annuity MRBs and Hedging:

Years Ended December 31,	2023			2022			2021
(in millions)	MRB Liability*	Hedge Assets	Net	MRB Liability*	Hedge Assets	Net	MRB Liability*	Hedge Assets	Net
Issuances	$(1)	$—	$(1)	$(11)	$—	$(11)	$(21)	$—	$(21)
Interest accrual	(43)	(243)	(286)	(79)	(283)	(362)	(70)	(235)	(305)
Attributed fees	(866)	—	(866)	(934)	—	(934)	(880)	—	(880)
Expected claims	93	—	93	84	—	84	55	—	55
Effect of changes in interest rates	121	5	126	3,328	(2,746)	582	946	(868)	78
Effect of changes in interest rate volatility	76	(46)	30	(288)	140	(148)	(80)	29	(51)
Effect of changes in equity markets	1,329	(832)	497	(1,499)	1,030	(469)	1,617	(942)	675
Effect of changes in equity index volatility	19	25	44	76	(32)	44	(56)	53	(3)
Actual outcome different from model expected outcome	(181)	—	(181)	(203)	—	(203)	(147)	—	(147)
Effect of changes in future expected policyholder behavior	—	—	—	87	—	87	(53)	—	(53)
Effect of changes in other future expected assumptions	115	—	115	16	—	16	36	—	36
Foreign exchange Impact	1	—	1	7	—	7	6	—	6
Total impact on balance before other and changes in our own credit risk	663	(1,091)	(428)	584	(1,891)	(1,307)	1,353	(1,963)	(610)
Other	(2)	(43)	(45)	—	66	66	1	8	9
Effect of changes in our own credit risk	(347)	49	(298)	1,206	(56)	1,150	275	73	348
Total income (loss) impact on market risk benefits	314	(1,085)	(771)	1,790	(1,881)	(91)	1,629	(1,882)	(253)
Less: Impact on OCI	(347)	59	(288)	1,206	(527)	679	275	(122)	153
Add: Fees net of claims and ceded premiums and benefits	761	—	761	847	—	847	851	—	851
Net impact on pre-tax income (loss)	$1,422	$(1,144)	$278	$1,431	$(1,354)	$77	$2,205	$(1,760)	$445
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)			$(512)			$714			$109
*MRB Liability is partially offset by MRB Assets.
Year Ended December 31, 2023
Net impact on pre-tax income of $278 million was primarily driven by increases in equity markets and the impact of the London Inter-Bank Offered Rate to Secured Overnight Financing Rate (SOFR) transition.
With the transition of risk free rates to the SOFR curve, our discounting of fees has been reduced, resulting in a one-time favorable impact to the MRB liability.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the year ended December 31, 2023, we had a net mark-to-market loss of approximately $512 million from our hedging activities related to our economic hedge target primarily driven by aging of the business and tightening credit spreads.
Year Ended December 31, 2022
Net impact on pre-tax loss of $77 million was primarily driven by fund basis changes that impacted our actual to expected model outcomes, lower equity markets and term structure moves in the interest rate volatility market, partially offset by increases in interest rates.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the year ended December 31, 2022, we had a net mark-to-market gain of approximately $714 million from our hedging activities related to our economic hedge target primarily driven by widening credit spreads and update of actuarial assumptions.
Year Ended December 31, 2021
Net impact on pre-tax income of $445 million was mostly driven by higher equity markets.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In 2021, we had a net mark-to market gain of approximately $109 million from our hedging activities related to our economic hedge target primarily driven by higher equity markets, partially offset by losses from the review and update of actuarial assumptions.

AIG | 2023 Form 10-K	103

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
On January 31, 2024, we announced that we will redeem all of the 20,000 outstanding shares of our Series A Preferred Stock and all 20,000,000 of the corresponding Depositary Shares (Depositary Shares), each representing a 1/1,000th interest in a share of Series A Preferred Stock, on March 15, 2024. The redemption price per share of Series A Preferred Stock will be $25,000 (equivalent to $25.00 per Depositary Share).
LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

SOURCES
Liquidity to AIG Parent from Subsidiaries
During the year ended December 31, 2023, our General Insurance companies distributed dividends of $3.4 billion to AIG Parent or applicable intermediate holding companies.
During the year ended December 31, 2023, Corebridge distributed $1.1 billion of dividends to AIG Parent in its capacity as a public company shareholder of Corebridge. Of this amount, $385 million consisted of quarterly cash dividends of $0.23 per share on Corebridge common stock, $264 million consisted of a special cash dividend of $0.62 per share on Corebridge common stock and $424 million consisted of a special cash dividend of $1.16 per share on Corebridge common stock.
Senior Notes Offering of AIG
In March 2023, AIG issued $750 million aggregate principal amount of 5.125% Notes Due 2033.
Sale of Crop Risk Services Business
On July 3, 2023, AIG completed the sale of CRS to AFG, for which AIG received gross proceeds, before deducting commissions, of $234 million.
Sale of Validus Re
On November 1, 2023, AIG completed the sale of Validus Re to RenaissanceRe and received $3.3 billion cash, including a pre-closing dividend of approximately $570 million from Validus Re.

104	AIG | 2023 Form 10-K

ITEM 7 | Liquidity and Capital Resources

Secondary Offerings of Corebridge Shares by AIG
In June 2023, AIG sold 74.75 million shares of Corebridge common stock in a secondary offering at a public offering price of $16.25 per share. The aggregate gross proceeds of the offering to AIG, before deducting underwriting discounts and commissions and other expenses payable by AIG, were approximately $1.2 billion.
In November 2023, AIG sold 50 million shares of Corebridge common stock in a secondary offering at a public offering price of $20.50 per share. The aggregate gross proceeds of the offering to AIG, before deducting underwriting discounts and commissions and other expenses payable by AIG, were approximately $1.0 billion.
In December 2023, AIG sold 35 million shares of Corebridge common stock in a secondary offering at a public offering price of $20.50 per share. The aggregate gross proceeds of the offering to AIG, before deducting underwriting discounts and commissions and other expenses payable by AIG, were approximately $718 million.
Corebridge Share Repurchases from AIG
In June 2023, Corebridge repurchased 11 million shares of its common stock from AIG at a purchase price of $16.41 per share. The gross proceeds of the share repurchase to AIG were $180 million.
In December 2023, Corebridge repurchased 6.2 million shares of its common stock from AIG at a purchase price of $21.75 per share. The gross proceeds of the share repurchase to AIG were $135 million.

USES
AIG General Borrowings
During the year ended December 31, 2023, $2.2 billion of debt categorized as general borrowings matured, was repaid or redeemed as follows:
•Repaid £311 million aggregate principal amount of our 5.00% Notes due 2023, which was equivalent to approximately $388 million at the time of repayment.
•Redeemed $199 million aggregate principal amount of Validus Holdings, Ltd. (Validus) 8.875% Senior Notes due 2040 for a redemption price of 143.968 percent of the principal amount, plus accrued and unpaid interest, which totaled $289 million.
•Repurchased, through cash tender offers, approximately $1.6 billion aggregate principal amount of certain notes and debentures issued by AIG for an aggregate purchase price of approximately $1.5 billion.
We made interest payments on our general borrowings totaling $466 million during the year ended December 31, 2023.
AIG Dividends
During the year ended December 31, 2023:
•We made quarterly cash dividend payments of $365.625 per share on AIG’s Series A Preferred Stock totaling $29 million.
•We made cash dividend payments in the amount of $0.36 per share on AIG Common Stock for each of the three months ended December 31, 2023, September 30, 2023 and June 30, 2023 (an increase of 12.5 percent from prior dividend payments), and $0.32 per share for the three months ended March 31, 2023, totaling $997 million.
Repurchases of AIG Common Stock(a)
During the year ended December 31, 2023, AIG Parent repurchased approximately 51 million shares of AIG Common Stock, for an aggregate purchase price of approximately $3.0 billion.

(a)Pursuant to a Securities Exchange Act of 1934 (the Exchange Act) Rule 10b5-1 repurchase plan, from January 1, 2024 to February 8, 2024, AIG Parent repurchased approximately 10 million shares of AIG Common Stock for an aggregate purchase price of approximately $706 million.

AIG | 2023 Form 10-K	105

ITEM 7 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS OF COREBRIDGE

SOURCES
Following the initial public offering, Corebridge liquidity, including its loan facilities, is not reflected in AIG Parent's liquidity.
Senior Notes Offerings of Corebridge
On September 15, 2023, Corebridge issued $500 million aggregate principal amount of its 6.050% Senior Notes due 2033 (the Corebridge Notes).
On December 8, 2023, Corebridge issued $750 million aggregate principal amount of its 5.750% Senior Notes due 2034 (the December Corebridge Notes).
Sale of Laya
On October 31, 2023, Corebridge completed the sale of Laya to AXA and received gross proceeds of €691 million ($731 million).

USES
Delayed Draw Term Loan Facility of Corebridge
Corebridge used the net proceeds of the issuance of the Corebridge Notes to repay $500 million of the $1.5 billion aggregate principal amount drawn under the DDTL Facility.
Corebridge used the net proceeds of the issuance of the December Corebridge Notes to repay $750 million of the $1.0 billion aggregate principal amount drawn under the DDTL Facility.
Corebridge Dividends
During the year ended December 31, 2023:
•Corebridge made quarterly cash dividend payments of $0.23 per share on Corebridge common stock, totaling $204 million to its public company shareholders other than AIG.
•Corebridge made a special cash dividend of $0.62 per share on Corebridge common stock, totaling $138 million to its public company shareholders other than AIG.
•Corebridge made a special cash dividend of $1.16 per share on Corebridge common stock, totaling $307 million to its public company shareholders other than AIG.
Repurchases of Corebridge Common Stock(a)
In June 2023, Corebridge repurchased 11 million shares of Corebridge common stock from AIG, for an aggregate purchase price of $180 million.
In December 2023, Corebridge repurchased 6.2 million shares of its common stock from AIG, for an aggregate purchase price of $135 million.
During the year ended December 31, 2023, Corebridge repurchased from shareholders other than AIG, approximately 9.3 million shares of Corebridge common stock for an aggregate purchase price of approximately $183 million.

(a)Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from January 1, 2024 to February 8, 2024, Corebridge repurchased from shareholders other than AIG, approximately 1.2 million shares of Corebridge Common Stock for an aggregate purchase price of approximately $27 million.
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
Interest payments totaled $1.1 billion, $1.1 billion and $1.3 billion in the years ended December 31, 2023, 2022 and 2021, respectively. Excluding interest payments, AIG had operating cash inflows (outflows) of $7.3 billion, $5.3 billion and $7.6 billion in the years ended December 31, 2023, 2022 and 2021, respectively.
Investing Cash Flow Activities
Net cash used in investing activities in the year ended December 31, 2023 was $7.0 billion compared to net cash used in investing activities of $3.6 billion in 2022 and $3.3 billion in 2021.

106	AIG | 2023 Form 10-K

ITEM 7 | Liquidity and Capital Resources

Financing Cash Flow Activities
Net cash provided by financing activities in the year ended December 31, 2023 totaled $782 million, reflecting:
•$997 million to pay dividends of $0.36 per share in the three months ended December 31, 2023, September 30, 2023 and June 30, 2023, and $0.32 per share for the three months ended March 31, 2023 on AIG Common Stock;
•$29 million to pay quarterly dividends of $365.625 per share on AIG’s Series A Preferred Stock;
•$3.0 billion to repurchase approximately 51 million shares of AIG Common Stock;
•$204 million paid by Corebridge in the form of quarterly cash dividends on Corebridge common stock to shareholders other than AIG;
•$138 million paid by Corebridge in the form of a special cash dividend of $0.62 per share on Corebridge common stock to shareholders other than AIG;
•$307 million paid by Corebridge in the form of a special cash dividend of $1.16 per share on Corebridge common stock to shareholders other than AIG;
•$183 million paid by Corebridge to repurchase approximately 9 million shares of Corebridge common stock from shareholders other than AIG;
•$1.25 billion outflow from the repayment on the DDTL Facility;
•$322 million in net outflows from the issuance and repayment and cash tender of long-term debt; and
•$381 million in net outflows from the issuance and repayment of debt of consolidated investment entities.
Net cash used in financing activities in the year ended December 31, 2022 totaled $602 million reflecting:
•$982 million to pay quarterly dividends of $0.32 per share on AIG Common Stock;
•$29 million to pay quarterly dividends of $365.625 per share on AIG’s Series A Preferred Stock;
•$124 million paid by Corebridge in the form of cash dividends to shareholders other than AIG, of which $66 million paid after its IPO;
•$5.2 billion to repurchase approximately 90 million shares of AIG Common Stock;
•$1.5 billion inflow from drawdown on the DDTL Facility;
•$2.0 billion in net outflows from the issuance, repayment and cash tender of long-term debt; and
•$318 million in net outflows from the issuance and repayment of debt of consolidated investment entities.
Net cash used in financing activities in the year ended December 31, 2021 totaled $3.7 billion reflecting:
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
LIQUIDITY AND CAPITAL RESOURCES OF AIG PARENT AND SUBSIDIARIES
AIG Parent
As of December 31, 2023 and December 31, 2022, respectively, AIG Parent and applicable intermediate holding companies had approximately $12.1 billion and $8.2 billion in liquidity sources held in the form of cash, short-term investments and AIG Parent's committed, revolving syndicated credit facility of $4.5 billion. Following the initial public offering, Corebridge liquidity, including its loan facilities, is not reflected in AIG Parent's liquidity. As a public company shareholder of Corebridge, AIG receives its pro rata share of dividends paid by Corebridge on Corebridge common stock. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and dividends on AIG Common Stock and Series A Preferred Stock.
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

AIG | 2023 Form 10-K	107

ITEM 7 | Liquidity and Capital Resources

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
Certain of our U.S. Life and Retirement insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. Life and Retirement companies had $5.7 billion and $4.6 billion which were due to FHLBs in their respective districts at December 31, 2023 and December 31, 2022, respectively, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits. Proceeds from funding agreements are generally invested in fixed income securities and other investments intended to generate spread income.
Certain of our U.S. Life and Retirement companies have securities lending programs that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. As of December 31, 2023 and December 31, 2022 we had no loans outstanding under these programs.
AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by AIG Parent and/or certain subsidiaries in the event of a drawdown of these letters of credit. Letters of credit issued in support of the General Insurance companies totaled approximately $2.4 billion at December 31, 2023. Letters of credit issued in support of the Life and Retirement companies totaled approximately $151 million at December 31, 2023, which are subject to reimbursement by Corebridge with no recourse to AIG Parent.
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
As of December 31, 2023, a total of $4.5 billion remained available under the Facility.
Corebridge maintains a committed, revolving syndicated credit facility (the Corebridge Facility) with aggregate commitments by the bank syndicate to provide Corebridge with unsecured revolving loans and/or standby letters of credit of up to $2.5 billion without any limits on the type of borrowings and with no recourse to AIG Parent. The Corebridge Facility is scheduled to expire in May 2027.
As of December 31, 2023, a total of $2.5 billion remained available under the Corebridge Facility.
Corebridge also maintains the DDTL Facility, which is scheduled to mature in February 2025. As of December 31, 2023, a total of $250 million of borrowings are outstanding under the DDTL Facility, with no recourse to AIG Parent.

108	AIG | 2023 Form 10-K

ITEM 7 | Liquidity and Capital Resources

CONTRACTUAL OBLIGATIONS
The following table summarizes material contractual obligations in total, and by remaining maturity:

December 31, 2023		Payments due by Period
(in millions)	Total Payments	2024	2025 - 2026	Thereafter
Loss reserves(a)	$72,730	$20,068	$20,721	$31,941
Insurance and investment contract liabilities(b)	319,395	26,774	48,996	243,625
Short-term and Long-term debt(c)	19,796	709	1,798	17,289
Interest payments on Short-term and Long-term debt	13,487	891	1,661	10,935
Total	$425,408	$48,442	$73,176	$303,790
(a)Represents loss reserves, undiscounted and gross of reinsurance.
(b)Excludes insurance and investment contract liabilities associated with AIG Life that have been reclassified to held for sale.
(c)Does not reflect $2.6 billion of debt of consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.
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
For additional information on loss reserves, see Critical Accounting Estimates – Loss Reserves and Note 13 to the Consolidated Financial Statements.
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
For additional information on loss reserves, see Critical Accounting Estimates – Loss Reserves and Notes 13 and 14 to the Consolidated Financial Statements.
Short-Term and Long-Term Debt and Interest Payments on Short-Term and Long-Term Debt
The amounts presented in the above table represent AIG's total short-term and long-term debt outstanding and associated future interest payments due on such debt.
For additional information on outstanding debt, see – Debt.

AIG | 2023 Form 10-K	109

ITEM 7 | Liquidity and Capital Resources

OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
In the normal course of business, AIG and our subsidiaries enter into commitments under which we may be required to make payments in the future on a contingent basis.
The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

December 31, 2023	Total Amounts Committed	Amount of Commitment Expiring
(in millions)		2024	2025 - 2026	Thereafter
Commitments:
Investment commitments	$6,091	$3,104	$2,367	$620
Commitments to extend credit	4,640	1,540	2,681	419
Letters of credit	447	219	—	228
Total(a)(b)	$11,178	$4,863	$5,048	$1,267
(a)Excludes guarantees, CMAs or other support arrangements between AIG consolidated entities.
(b)Excludes commitments with respect to pension plans. The annual pension contribution for 2024 is expected to be approximately $59 million.
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
For additional information on investment commitments and VIEs, see Note 10 to the Consolidated Financial Statements.
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
Indemnification agreements
For information regarding our indemnification agreements, see Note 17 to the Consolidated Financial Statements.

110	AIG | 2023 Form 10-K

ITEM 7 | Liquidity and Capital Resources

DEBT
AIG expects to service and repay general borrowings through maturing investments and dispositions of invested assets, future cash flows from operations, cash flows generated from invested assets, future debt or preferred stock issuances and other financing arrangements.
For additional information on GIAs and associated collateral posted, see Note 6 to the Consolidated Financial Statements.
The following table provides the rollforward of AIG’s total debt outstanding:

Year Ended December 31, 2023	Balance, Beginning of Year	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes		Balance, End of Year
(in millions)
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$10,242	$742	$(1,975)	$40	$30		$9,079
Junior subordinated debt	991	—	—	1	—		992
AIG Japan Holdings Kabushiki Kaisha	273	—	—	(6)	—		267
Validus notes and bonds payable	269	—	(266)	—	(3)		—
Total AIG general borrowings	11,775	742	(2,241)	35	27		10,338
AIG borrowings supported by assets:
AIG notes and bonds payable	81	—	(62)	—	—		19
Series AIGFP matched notes and bonds payable	18	—	—	—	—		18
Total AIG borrowings supported by assets	99	—	(62)	—	—		37
Total debt issued or guaranteed by AIG	11,874	742	(2,303)	35	27		10,375
Corebridge debt:
CRBGLH notes and bonds payable(a)	200	—	—	—	—		200
CRBGLH junior subordinated debt(a)	227	—	—	—	—		227
Corebridge senior unsecured notes - not guaranteed by AIG	6,452	1,240	—	—	10		7,702
Corebridge junior subordinated debt - not guaranteed by AIG	989	—	—	—	—		989
DDTL facility - not guaranteed by AIG	1,500	—	(1,250)	—	—		250
Total Corebridge debt	9,368	1,240	(1,250)	—	10		9,368
GIAs, at fair value - supported by Corebridge assets(b)	56	—	—	—	(3)		53
Other subsidiaries' notes, bonds, loans and mortgages payable - not guaranteed by AIG	1	—	(1)	—	—		—
Total Short-term and long-term debt	$21,299	$1,982	$(3,554)	$35	$34		$19,796
Debt of consolidated investment entities - not guaranteed by AIG(c)	$5,880	$225	(606)	34	(2,942)	(d)	$2,591
(a)We have entered into a guarantee reimbursement agreement with Corebridge and Corebridge Life Holdings, Inc. (CRBGLH) (formerly known as AIG Life Holdings, Inc.) which provides that Corebridge and CRBGLH will reimburse AIG for the full amount of any payment made by or on behalf of AIG pursuant to AIG’s guarantee of the CRBGLH notes and junior subordinated debt. We have also entered into a collateral agreement with Corebridge and CRBGLH which provides that in the event of: (i) a ratings downgrade of Corebridge or CRBGLH long-term unsecured indebtedness below specified levels or (ii) the failure by CRBGLH to pay principal and interest on the CRBGLH debt when due, Corebridge and CRBGLH must collateralize an amount equal to the sum of: (i) 100 percent of the principal amount outstanding, (ii) accrued and unpaid interest, and (iii) 100 percent of the net present value of scheduled interest payments through the maturity dates of the CRBGLH debt.
(b)Collateral posted to third parties was $63 million and $63 million at December 31, 2023 and 2022, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.
(c)At December 31, 2023, includes debt of consolidated investment entities primarily related to real estate investments of $1.5 billion and other securitization vehicles of $1.1 billion. At December 31, 2022, includes debt of consolidated investment entities related to real estate investments of $1.5 billion and other securitization vehicles of $4.4 billion.
(d)Primarily relates to the sale of AIG Credit Management, LLC where certain consolidated investment entities were deconsolidated.

AIG | 2023 Form 10-K	111

ITEM 7 | Liquidity and Capital Resources

Debt Maturities
The following table summarizes maturing short-term and long-term debt at December 31, 2023 of AIG for the next four quarters:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions)	2024	2024	2024	2024	Total
AIG general borrowings	$459	$—	$—	$—	$459
DDTL facility*	250	—	—	—	250
Total	$709	$—	$—	$—	$709
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

	A.M. Best	S&P	Fitch	Moody’s
National Union Fire Insurance Company of Pittsburgh, Pa.	A	A+	A+	A2
Lexington Insurance Company	A	A+	A+	A2
American Home Assurance Company	A	A+	A+	A2
American General Life Insurance Company	A	A+	A+	A2
The Variable Annuity Life Insurance Company	A	A+	A+	A2
United States Life Insurance Company in the City of New York	A	A+	A+	A2
AIG Europe S.A.	NR	A+	NR	A2
American International Group UK Ltd.	A	A+	NR	A2
AIG General Insurance Co. Ltd.	NR	A+	NR	NR

112	AIG | 2023 Form 10-K

ITEM 7 | Liquidity and Capital Resources

On January 26, 2024, A.M. Best upgraded the Long-Term Issuer Credit Ratings (Long-Term ICR) of AIG General Insurance subsidiaries to ‘a+’ from ‘a’, the Long-Term ICR of AIG to ‘bbb+’ from ‘bbb’, and revised the outlook of the Long-Term ICRs to stable from positive. A.M. Best also affirmed the 'A' Financial Strength Rating of the AIG General Insurance subsidiaries with stable outlook.
On October 16, 2023, S&P revised the outlook for AIG and the core General Insurance subsidiaries to stable from negative and affirmed the ‘BBB+/A-2’ issuer credit ratings on AIG and the ‘A+’ insurer financial strength ratings on AIG's core General Insurance entities.
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
For information regarding the effects of downgrades in our credit ratings and financial strength ratings, see Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit – “A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, results of operations, financial condition and liquidity” and Note 11 to the Consolidated Financial Statements.
REGULATION AND SUPERVISION
For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources, see Part I, Item 1. Business – Regulation and Part I, Item 1A. Risk Factors – Regulation.
DIVIDENDS
On February 13, 2024, our Board of Directors declared a cash dividend on AIG Common Stock of $0.36 per share, payable on March 28, 2024 to shareholders of record on March 14, 2024.
On February 13, 2024, our Board of Directors declared a cash dividend on AIG's Series A Preferred Stock of $365.625 per share, payable on March 15, 2024 to holders of record on February 29, 2024.
The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors. For further detail on our dividends, see Note 18 to the Consolidated Financial Statements.
REPURCHASES OF AIG COMMON STOCK
Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On August 1, 2023, our Board of Directors authorized the repurchase of $7.5 billion of AIG Common Stock (inclusive of the approximately $2.15 billion of expected remaining authorization under the Board's prior share repurchase authorization). During the year ended December 31, 2023, AIG Parent repurchased approximately 51 million shares of AIG Common Stock for an aggregate purchase price of $3.0 billion. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from January 1, 2024 to February 8, 2024, we repurchased approximately 10 million shares of AIG Common Stock for an aggregate purchase price of approximately $706 million. As of February 8, 2024, $5.5 billion remained under the Board's authorization.
The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors, as discussed further in Note 18 to the Consolidated Financial Statements.
DIVIDEND RESTRICTIONS
Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities.
For information regarding restrictions on payments of dividends by our subsidiaries, see Note 18 to the Consolidated Financial Statements.

AIG | 2023 Form 10-K	113

ITEM 7 | Enterprise Risk Management

Enterprise Risk Management
OVERVIEW
Risk management is an integral part of our business strategy and a key element of our approach to corporate governance. We have an integrated process for managing risks throughout our organization in accordance with our firm-wide risk appetite. Our Board of Directors has oversight responsibility for the management of risk. Our Enterprise Risk Management (ERM) Department oversees and integrates the risk management functions in each of our business units, providing senior management with a consolidated view of AIG’s major risk positions. ERM embeds risk management in our key day-to-day business processes. Nevertheless, our risk management efforts may not always be successful and material adverse effects on our business, results of operations, cash flows, liquidity or financial condition may occur. For further information regarding the risks associated with our business and operations, see Part I, Item 1A. Risk Factors.
AIG employs a Three Lines of Defense model. AIG’s business leaders assume full accountability for the risks and controls in their segments, and ERM performs a review, challenge and oversight function. The third line consists of our Internal Audit Group that provides independent assurance to AIG’s Board of Directors.
RISK GOVERNANCE STRUCTURE
Our risk governance structure is designed to foster the development and maintenance of a risk and control culture that encompasses all significant risk categories impacting our lines of business and functions. Accountability for the implementation and oversight of risk policies is aligned with individual business leaders, with the risk committees' oversight.
Our Board of Directors oversees the management of risk through its Risk Committee and Audit Committee. Our Chief Risk Officer (CRO), a member of the Executive Leadership team, reports to both the Risk Committee and our Chairman and Chief Executive Officer. The AIG CRO chairs the Group Risk Committee (GRC), the senior management group responsible for assessing all significant risks on a global basis. The GRC is supported by management committees including the Business Unit Risk Committees and Legal Entity Risk Committees.
RISK APPETITE, LIMITS, IDENTIFICATION AND MEASUREMENT
Risk Appetite Framework
Approved by our Board of Directors, AIG’s Risk Appetite Framework integrates stakeholder interests, strategic business goals and available financial resources. We balance these by seeking to take measured risks that are expected to generate repeatable, sustainable earnings and create long-term value for our shareholders. Our risk tolerances take into consideration regulatory requirements, rating agency expectations, and business needs.
Risk Limits
A key component of our Risk Appetite Framework is the establishment and maintenance of tolerances and limits on material risks to meet AIG’s objectives. To support the monitoring and management of material risks, ERM employs a three-tiered hierarchy consisting of Board-level risk tolerances, AIG management level limits, and Business Unit and Legal Entity level limits. Board-level risk tolerances define the minimum level of consolidated capital and liquidity we should maintain, which are approved by the Board of Directors and monitored by the Risk Committee. AIG management level limits are risk type specific limits at the AIG consolidated level, which are approved by the AIG CRO with consultation from the GRC. Business unit and legal entity level limits address key risks identified for the business units and legal entities.
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
The internal capital framework quantifies our aggregate economic risk at a given confidence interval, after considering diversification benefits between risk factors and business lines. The stress testing framework assesses our aggregate exposure to our most significant financial and insurance risks. We use this information to support the assessment of resources needed at the AIG Parent level to support our subsidiaries and capital resources required to maintain consolidated company target capitalization levels.

114	AIG | 2023 Form 10-K

ITEM 7 | Enterprise Risk Management

We evaluate and manage risk in material topics as discussed below.
•Credit Risk Management	•Liquidity Risk Management	•Insurance Risks
•Market Risk Management	•Operational Risk Management	•Business and Strategy Risks
CREDIT RISK MANAGEMENT
Credit risk is defined as the risk that our customers or counterparties are unable or unwilling to repay their contractual obligations when they become due. Credit risk may also result from a downgrade of a counterparty’s credit ratings or a widening of its credit spreads.
Direct and indirect credit exposures may arise from, but are not limited to, fixed income investments, equity securities, deposits, commercial paper investments, securities purchased under agreements to resell and repurchase agreements, corporate and consumer loans, leases, reinsurance and retrocessional insurance recoverables, counterparty risk arising from derivatives activities, collateral extended to counterparties, insurance risk cessions to third parties, financial guarantees, letters of credit, and certain General Insurance businesses. Our credit risk framework incorporates risk identification and measurement, risk limits, risk delegations to authorized credit professionals throughout the company, and credit reserving. Credit reserving includes but is not limited to the development of a proper framework, policies and procedures for establishing accurate identification of (i) reserves for credit losses and (ii) other than temporary impairments for securities portfolios.
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
Derivative Transactions
We utilize derivatives principally to enable us to hedge exposure associated with changes in levels of interest rates, currencies, credit, commodities, equity prices and other risks. Credit risk associated with derivative counterparties exists for a derivative contract when that contract has a positive fair value to us. All derivative transactions must be transacted within counterparty limits that have been approved by ERM. We evaluate counterparty credit quality via an internal analysis that is consistent with the AIG Credit Policy and, where necessary, we require credit enhancements for certain transactions and enter into offsetting and netting arrangements.
For additional information related to derivative transactions, see Note 11 to the Consolidated Financial Statements.
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
Market risk is overseen at the corporate level within ERM through the CRO. Market risk is managed by our finance, treasury and investment management corporate functions, collectively, and in partnership with ERM. The scope and magnitude of our market risk exposures is monitored through multiple lenses that include economic, GAAP and statutory reporting frameworks at various levels of business consolidation, in a manner consistent with our risk appetite statement. This process aims to establish a comprehensive coverage of potential implications from adverse market risk developments. We use a number of approaches to measure market risk exposure including sensitivity analysis, scenario analysis and stress testing.

AIG | 2023 Form 10-K	115

ITEM 7 | Enterprise Risk Management

Market Risk Sensitivities
The following table provides estimates of sensitivity to changes in yield curves, equity prices and foreign exchange (FX) rates on our financial instruments and excludes approximately $171.4 billion and $165.4 billion of insurance liabilities as of December 31, 2023 and December 31, 2022, respectively. AIG believes that the interest rate sensitivities of these insurance and other liabilities serve as an offset to the net interest rate risk of the financial assets presented in the table below. In addition, the table excludes $26.2 billion of interest rate sensitive assets and $2.1 billion of equity and alternative investments supporting the Fortitude Re funds withheld arrangements as the contractual returns related to the assets are transferred to Fortitude Re, as well as $29.5 billion of related funds withheld payables.

	Balance Sheet Exposure		Economic Effect
(dollars in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Sensitivity factor			100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	$213,191	$205,860	$(12,335)	$(11,728)
Mortgage and other loans receivable(a)	44,601	42,664	(1,790)	(1,718)
Derivatives:
Interest rate contracts	(345)	(1,116)	(621)	(631)
Equity contracts	1,274	402	(241)	(62)
Other contracts	357	720	(27)	(49)
Total interest rate sensitive assets(b)	$259,078	$248,530	$(15,014)	$(14,188)
Interest rate sensitive liabilities:
Policyholder contract deposits - Investment-type contracts(a)	$(138,619)	$(134,874)	$5,933	$6,552
Market risk benefits and embedded derivatives	(12,790)	(9,348)	2,600	1,970
Short-term and long-term debt(a)(c)	(19,102)	(20,329)	1,375	1,316
Total interest rate sensitive liabilities	$(170,511)	$(164,551)	$9,908	$9,838
Sensitivity factor			20% decline in equity prices and alternative investments
Derivatives:
Equity contracts(d)	$1,274	$402	$(446)	$552
Equity and alternative investments:
Real estate investments	2,053	2,020	(411)	(404)
Private equity	8,778	8,626	(1,755)	(1,725)
Hedge funds	632	1,290	(126)	(258)
Common equity	671	542	(134)	(108)
Other investments	2,033	1,382	(407)	(276)
Total derivatives, equity and alternative investments	$15,441	$14,262	$(3,279)	$(2,219)
Market risk benefits and embedded derivatives	$(12,790)	$(9,348)	$(350)	$(1,008)
Total liabilities	$(12,790)	$(9,348)	$(350)	$(1,008)
Sensitivity factor			10% depreciation of all FX rates against the U.S. dollar
Foreign currency-denominated net asset position:
British pound	$1,617	$419	$(162)	$(42)
Japan Yen	1,120	978	(112)	(98)
Euro	964	47	(96)	(5)
All other foreign currencies	2,330	2,367	(233)	(236)
Total foreign currency-denominated net asset position(e)	$6,031	$3,811	$(603)	$(381)
(a)The economic effect is the difference between the estimated fair value and the effect of a 100 bps parallel increase in all yield curves on the estimated fair value. The estimated fair values for Mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Short-term and long-term debt were $45.4 billion, $130.2 billion and $18.2 billion at December 31, 2023, respectively. The estimated fair values for Mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Long-term debt were $43.0 billion, $129.3 billion and $18.7 billion at December 31, 2022, respectively.
(b)At December 31, 2023, the analysis covered $259.1 billion of $290.5 billion interest-rate sensitive assets. As indicated above, excluded were $22.3 billion and $3.9 billion of fixed maturity securities and loans, respectively, supporting the Fortitude Re funds withheld arrangements. In addition, $3.1 billion of loans and $2.3 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2022, the analysis covered $248.5 billion of $280.9 billion interest-rate sensitive assets. As indicated above, excluded were $23.0 billion and $4.1 billion of fixed maturity securities and loans, respectively, supporting the Fortitude Re funds withheld arrangements. In addition, $3.0 billion of loans and $2.6 billion of assets across various asset categories were excluded due to modeling limitations.
(c)At December 31, 2023 the analysis excluded $0.4 billion of CRBGLH borrowings and $0.3 billion of AIG Japan Holdings Kabushiki Kaisha loans. At December 31, 2022, the analysis excluded $0.4 billion of CRBGLH borrowings, $0.3 billion of Validus borrowings, $1 million of borrowings from Glatfelter and $0.3 billion of AIG Japan Holdings Kabushiki Kaisha loans.

116	AIG | 2023 Form 10-K

ITEM 7 | Enterprise Risk Management

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
For additional information on our three-tiered hierarchy of limits, see – Risk Appetite, Limits, Identification and Measurement – Risk Limits.
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
AIG Parent liquidity risk tolerance levels are designed to allow us to meet our financial obligations for a minimum of six months under a liquidity stress scenario. We maintain liquidity limits and minimum coverage ratios designed to ensure that funding needs are met under stress conditions. Liquidity risk drivers include market/monetization risk, cash flow mismatch risk, event funding risk, and financing risk.
Liquidity risk is monitored through comprehensive cash flow projections over varying time horizons that incorporate all relevant liquidity sources and uses and include known and likely cash inflows and outflows. We use several approaches to measure liquidity risk exposure including minimum liquidity limits, coverage ratios, coverage flow forecasts and stress testing.
OPERATIONAL RISK MANAGEMENT
Operational risk is defined as the risk of loss, or other adverse consequences, resulting from inadequate or failed internal processes, people, systems, or from external events. Operational risk includes legal, regulatory, technology, compliance, third-party and business continuity risks, but excludes business and strategy risks.
Operational risk is inherent in each of our business units and functions and can have many impacts, including but not limited to, unexpected economic losses or gains, reputational harm due to negative publicity, regulatory action from supervisory agencies and operational and business disruptions, and/or damage to customer relationships.
The Operational Risk Management (ORM) function within ERM oversees adherence to the operational risk policy and risk and control framework.
ORM, working together with other control and assurance functions and first line Risk Control Owners through the risk and control framework, provides an independent view of operational risks for each of the business areas.
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
For additional information regarding the privacy data protection and cybersecurity regulations to which we are subject, see Part I, Item 1. Business – Regulation – Privacy, Data Protection, Cybersecurity and Artificial Intelligence Requirements. For additional discussion of cybersecurity risks, see Part I, Item 1A. Risk Factors – Business and Operations. For additional information regarding our cybersecurity risk management as well as strategy and governance, please see Part 1, Item 1C. Cybersecurity.

AIG | 2023 Form 10-K	117

ITEM 7 | Enterprise Risk Management

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
We operate our insurance businesses on a global basis, and we are exposed to a wide variety of risks with different time horizons. We manage these risks throughout the organization, both centrally and locally, through a number of processes and procedures, including but not limited to, pricing and risk selection models, pricing approval processes, pre-launch approval of product design, development, and distribution, underwriting approval processes and authorities, modeling and reporting of aggregations and limit concentrations at multiple levels, model risk management framework and validation processes, risk transfer tools, review and challenge of reserves, actuarial profitability and reserve reviews, management of the relationship between assets and liabilities, and experience monitoring and assumption updates.
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
Risk Measurement, Monitoring and Limits
We use several approaches to measure our insurance risk exposure including sensitivity and scenario analyses, stochastic methods, and experience studies. Additionally, there are risk-specific assessment tools, both internal and third-party, in place to better manage the variety of insurance risks to which we are exposed.
For additional information on our three-tiered hierarchy of limits, see – Risk Appetite, Limits, Identification and Measurement – Risk Limits.
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
For General Insurance companies, risks primarily include loss reserves, underwriting, catastrophe exposure, single risk loss exposure, and reinsurance. The potential inadequacy of the liabilities we establish for unpaid losses and loss adjustment expenses is a key risk faced by the General Insurance companies, which we manage through internal controls and oversight of the loss reserve setting process, as well as reviews by external experts. For further information, see Critical Accounting Estimates – Loss Reserves.
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
Our business is exposed to various catastrophic events, including natural disasters, man-made catastrophes, or pandemic disease, in which multiple losses can occur and affect multiple lines of business in any calendar year, adversely affecting our business and operating results. Concentration of exposure in certain industries or geographies may cause us to suffer disproportionate losses.
Our business is exposed to loss events, such as fires or explosions, that have the potential to generate losses from a single insured client. The net risk to us is managed to acceptable limits established by the Chief Underwriting Officer through a combination of internal underwriting standards and external reinsurance.
Since we use reinsurance to limit our losses, we are exposed to risks associated with reinsurance including the recoverability of expected payments from reinsurers due to either an inability or unwillingness to pay, contracts that do not respond properly to the event or actual reinsurance coverage that is different than anticipated, which is monitored through our credit risk management framework.

118	AIG | 2023 Form 10-K

ITEM 7 | Enterprise Risk Management

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
We use third-party catastrophe risk models and other tools to evaluate and simulate frequency and severity of catastrophic events and associated losses to our portfolios of exposures with adjustments applied to modeled losses to account for loss adjustment expenses, model biases, data quality and non-modeled risks.
We recognize that climate change has implications for insurance industry exposure to natural catastrophe risk. With multiple levels of risk management processes in place, we actively analyze the latest climate science and policies to anticipate potential changes to our risk profile, pricing models and strategic planning and will continue to adapt to and evolve with the developing risk exposures attributed to climate change. In addition, we provide insurance products and services to help our clients be proactive against the threat of climate change.
The table below details our modeled estimates of PML, net of reinsurance, on an annual aggregate basis. The 1-in-100 and 1-in-250 PMLs are the annual aggregate probable maximum losses with probability of 1 percent and 0.4 percent in a year, respectively. Estimates as of December 31, 2023 reflect our in-force portfolio for exposures as of October 1, 2023, and all inuring reinsurance covers as of December 31, 2023, except for the catastrophe reinsurance programs, which are as of January 1, 2024 and reflected as of such date.
The following table presents an overview of annual aggregate modeled losses for world-wide all perils and exposures arising from our largest primarily modeled perils:

At December 31, 2023	Net of Reinsurance	Net of Reinsurance, After Tax(f)	Percent of Total Shareholders' Equity	Percent of Total Shareholders' Equity Excluding AOCI
(in millions)
Exposures:
World-wide all peril (1-in-250)(a)	$2,804	$2,215	4.9%	3.7%
U.S. Hurricane (1-in-100)(b)	962	760	1.7	1.3
U.S. Earthquake (1-in-250)(c)	1,022	807	1.8	1.4
Japanese Typhoon (1-in-100)(d)	277	219	0.5	0.4
Japanese Earthquake (1-in-250)(e)	219	173	0.4	0.3
(a)The world-wide all peril loss estimate includes wildfire exposure.
(b)The U.S. hurricane loss estimate includes losses to Commercial and Personal Property from hurricane hazards of wind and storm surge.
(c)The U.S. earthquake loss estimates represent exposure to Commercial and Personal Property, U.S. Workers’ Compensation and A&H business lines.
(d)Japan Typhoon loss estimate represents exposure to Commercial and Personal Property.
(e)Japan Earthquake loss estimate represents exposure to Commercial and Personal Property and A&H business lines.
(f)Taxed at the statutory tax rate of 21 percent for both the U.S. and Japanese modeled losses. The majority of Japan exposures are ceded to our U.S. Pool.
AIG, along with other property casualty insurance and reinsurance companies, uses industry-recognized catastrophe models and applies proprietary modeling processes and assumptions to arrive at loss estimates. The use of different methodologies and assumptions could materially change the projected losses, and our modeled losses may not be comparable to estimates made by other companies.
Also, the modeled results are based on the assumption that all reinsurers fulfill their obligations to us under the terms of the reinsurance arrangements. These estimates are inherently uncertain and may not accurately reflect our net exposure, inclusive of credit risk, to these events.
Our 2024 property catastrophe reinsurance program is a worldwide program providing both aggregate and per occurrence protection, with differing per occurrence and aggregate retentions for North America, Japan, and rest of world. In 2024, we purchased our North America property catastrophe reinsurance program with several coverage enhancements and unchanged attachment points of $500 million for the commercial portfolio and $300 million for Lexington Insurance Company and Programs business. For International, we reduced our Japan attachment point to $150 million and rest of world remained unchanged at $125 million.
We have also purchased property per risk covers that provide protection against large losses globally, which include those emanating from non-critical catastrophe events (all events except for named windstorm and earthquake) globally as well as critical catastrophe events (named windstorm and earthquake) outside North America.

AIG | 2023 Form 10-K	119

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
Life and Retirement Companies’ Key Risks
For Life and Retirement companies, risks include longevity risk, morbidity risk, mortality (including pandemic) risk, and policyholder behavior risk (including full and partial surrender lapses). The emergence of significant adverse experience compared to the experience we expected and priced for could require an adjustment to benefit reserves and/or DAC, which could have a material adverse effect on our consolidated financial results of operations for a particular period.
We manage risk through product design, experience monitoring, pricing and underwriting discipline, risk limits and thresholds, reinsurance and active monitoring and management of the alignment between risk and cash flow profiles of assets and liabilities, and hedging instruments.
For additional information on the impact of actual and expected experience on DAC and benefit reserves, see Critical Accounting Estimates – Future Policy Benefits for Life and Accident and Health Insurance Contracts and Critical Accounting Estimates – Market Risk Benefits. For additional information on business risks, see Part I, Item 1A. Risk Factors – Business and Operations.
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
We utilize asset liability management and hedging programs to manage economic exposure to market risks that are not fully mitigated through product designs. Our hedging program utilizes an economic hedge target established via a stochastic projection for policyholder behavior in conjunction with market scenarios calibrated to observable equity and interest option prices, which represents our estimate of the underlying economic risks in the embedded derivatives.
In designing the hedging portfolio for our variable annuity hedging program, we make assumptions that are used in projections of future performance of the underlying mutual funds elected by the variable annuity policyholders. Basis risk exists due to the variance between funds returns projected under these assumptions and actual fund returns, which may result in variances between changes in the value of the hedging portfolio and changes in the economic value of the hedge liability target. Our hedging programs associated with index annuity and index universal life products are designed to manage market risk associated with the index crediting strategies offered on these product platforms.
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

120	AIG | 2023 Form 10-K

ITEM 7 | Enterprise Risk Management

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
For information on the impact on our consolidated pre-tax income from the change in fair value of the embedded derivatives and the hedging portfolio, as well as additional discussion of differences between the economic hedge target and the valuation of the embedded derivatives, see Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefits – Variable Annuity Guaranteed Benefits and Hedging Results.
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
At December 31, 2023, total reinsurance recoverable assets were $67.5 billion. These assets include general reinsurance paid losses recoverable of $4.6 billion, ceded loss reserves of $30.4 billion including reserves for IBNR claims, and ceded reserves for unearned premiums of $4.3 billion, as well as life reinsurance recoverable of $28.2 billion. The methods used to estimate IBNR and to establish the resulting ultimate losses involve projecting the frequency and severity of losses over multiple years. These methods are continually reviewed and updated by management. Any adjustments are reflected in income. We believe that the amount recorded for ceded loss reserves at December 31, 2023 reflects a reasonable estimate of the ultimate losses recoverable. Actual losses may, however, differ from the reserves currently ceded.
At December 31, 2023, we held $70.1 billion of collateral, in the form of funds withheld, securities in reinsurance trust accounts and/or irrevocable letters of credit, in support of reinsurance recoverable assets from unaffiliated reinsurers.
At December 31, 2023, we had no significant reinsurance recoverable due from any individual reinsurer that was financially troubled. Reduced profitability associated with lower interest rates, market volatility and catastrophe losses (including COVID-19), could potentially result in reduced capacity or rating downgrades for some reinsurers. The Reinsurance Credit Department, in conjunction with the credit executives within ERM, reviews these developments, monitors compliance with credit triggers that may require AIG's reinsurer to post collateral, and seeks to use other appropriate means to mitigate any material risks arising from these developments.
For additional information on reinsurance recoverable, see Critical Accounting Estimates – Reinsurance Assets.

AIG | 2023 Form 10-K	121

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
Expense ratio Sum of acquisition expenses and general operating expenses, divided by net premiums earned.

122	AIG | 2023 Form 10-K

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
Retroactive reinsurance See Deferred gain on retroactive reinsurance.

AIG | 2023 Form 10-K	123

Glossary

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
VOBA Value of Business Acquired Present value of future pre-tax profits from in-force policies of acquired businesses discounted at yields applicable at the time of purchase. VOBA is reported in DAC in the Consolidated Balance Sheets.

Acronyms

A&H	Accident and Health Insurance	GMWB	Guaranteed Minimum Withdrawal Benefits
ABS	Asset-Backed Securities	ISDA	International Swaps and Derivatives Association, Inc.
APTI	Adjusted pre-tax income	Moody's	Moody's Investors' Service Inc.
AUM	Assets Under Management	MRBs	Market Risk Benefits
CDS	Credit Default Swap	NAIC	National Association of Insurance Commissioners
CLO	Collateralized Loan Obligations	NM	Not Meaningful
CMBS	Commercial Mortgage-Backed Securities	ORR	Obligor Risk Ratings
ERM	Enterprise Risk Management	RMBS	Residential Mortgage-Backed Securities
FASB	Financial Accounting Standards Board	S&P	Standard & Poor's Financial Services LLC
GAAP	Accounting Principles Generally Accepted in the United States of America	SEC	Securities and Exchange Commission
GIA	Guaranteed Investment Agreements	URR	Unearned Revenue Reserve
GIC	Guaranteed Investment Contracts	VIE	Variable Interest Entity
GMDB	Guaranteed Minimum Death Benefits

ITEM 7A | Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is set forth in the Enterprise Risk Management section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

124	AIG | 2023 Form 10-K

Part II
ITEM 8 | Financial Statements and Supplementary Data
AMERICAN INTERNATIONAL GROUP, INC.
REFERENCE TO FINANCIAL STATEMENTS AND SCHEDULES

AIG | 2023 Form 10-K	125

ITEM 8 | Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of American International Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American International Group, Inc. and its subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for long-duration insurance contracts in 2023.
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

126	AIG | 2023 Form 10-K

ITEM 8 | Report of Independent Registered Public Accounting Firm

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
Valuation of Certain Level 3 Fixed Maturity Securities
As described in Note 5 to the consolidated financial statements, as of December 31, 2023, the total fair value of the Company’s level 3 fixed maturity securities, including bonds available for sale and other bond securities, was $28.4 billion, comprised of residential mortgage backed securities, commercial mortgage backed securities, collateralized loan obligations, other asset-backed securities, and fixed maturity securities issued by corporations (including private placements), states, municipalities, and other governmental agencies. As the volume or level of market activity for these securities is limited, management determines fair value either by requesting brokers who are knowledgeable about the particular security to provide a price quote, which according to management is generally non-binding, or by employing market accepted valuation models. In both cases, certain inputs used by management to determine fair value may not be observable in the market. For certain private placement securities, fair value is determined by management based on discounted cash flow models using discount rates based on credit spreads, yields or price levels of comparable securities, adjusted for illiquidity and structure. For other level 3 fixed maturity securities, such assumptions may include loan delinquencies and defaults, loss severity, and prepayments. As disclosed by management, fair value estimates are subject to management review to ensure valuation models and related inputs are reasonable.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 3 fixed maturity securities, including controls related to (i) management’s review over the pricing function and (ii) identifying and resolving pricing exceptions. These procedures also included, among others, obtaining independent third-party vendor pricing, where available, and the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of securities. Developing the independent range of prices involved testing the completeness and accuracy of data provided by management on a sample basis and evaluating the reasonableness of management’s assumptions noted above. The independent third-party vendor pricing and the independently developed ranges were compared to management’s recorded fair value estimates.
Valuation of Insurance Liabilities - Unpaid Losses and Loss Adjustment Expenses (Loss Reserves), Net of Reinsurance
As described in Note 13 to the consolidated financial statements, loss reserves represent the accumulation of estimates of unpaid claims, including estimates for claims incurred but not reported and loss adjustment expenses, less applicable discount. As of December 31, 2023, the Company’s net liability for unpaid losses and loss adjustment expenses was $40.1 billion. As disclosed by management, the estimate of the loss reserves relies on several key judgments, including (i) actuarial methods, (ii) relative weights given to these methods by product line, (iii) underlying actuarial assumptions, and (iv) groupings of similar product lines. Actuarial assumptions include (i) expected loss ratios and (ii) loss development factors. During management’s actuarial reviews, various factors are considered, including economic conditions; the legal, regulatory, judicial and social environment; medical cost trends; policy pricing, terms and conditions; changes in the claims handling process; and the impact of reinsurance. As described in Note 13 to the consolidated financial statements, management uses a combination of actuarial methods to project ultimate losses for both long-tail and short-tail exposures.
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

AIG | 2023 Form 10-K	127

ITEM 8 | Report of Independent Registered Public Accounting Firm

Valuation of Market Risk Benefits (MRBs) on Individual Retirement Variable and Fixed Index Annuity contracts and the valuation of Embedded Derivatives (EDs) for certain Guaranteed Benefit Features on Fixed Index Annuity contracts
As described in Notes 5, 13, and 14 to the consolidated financial statements, the total fair value of the Individual Retirement MRB assets and liabilities were $740 million and $5,225 million, respectively, and the fair value of the EDs for certain guaranteed features on fixed index annuity contracts was $1.5 billion on December 31, 2023. Certain variable annuity and fixed index annuity contracts contain MRBs related to guaranteed benefit features that management separates from the host contracts and accounts for at fair value. As disclosed by management, the fair value of MRBs contained in certain variable and fixed index annuity contracts and the associated EDs for certain guaranteed features on fixed index annuities is measured based on policyholder behavior and capital market assumptions related to projected cash flows over the expected lives of the contracts. The projected cash flows incorporate best estimate assumptions for policyholder behavior (including lapses, withdrawals and benefit utilization), along with an explicit risk margin to reflect a market participant’s estimates of the fair value of projected cash flows and policyholder behavior. Estimating the underlying cash flows for these features also involves judgments regarding the capital market assumptions, including expected market rates of return, market volatility, credit spreads, correlations of certain market variables, fund performance and discount rates. The guaranteed product features in the fixed index annuity contracts that are not MRBs and are accounted for as EDs utilize option pricing models to estimate fair value, taking into account the capital market assumptions for future index growth rates, volatility of the index, future interest rates, and the Company’s ability to adjust the participation rate and the cap on fixed index credited rates in light of market conditions and policyholder behavior assumptions.
The principal considerations for our determination that performing procedures relating to the valuation of MRBs on Individual Retirement variable and fixed index annuity contracts and EDs for certain guaranteed benefit features on fixed index contracts is a critical audit matter are (i) the significant judgment by management in developing policyholder behavior assumptions relating to the individual retirement variable and fixed index annuity lapses, withdrawals and benefit utilization, along with an explicit risk margin, as well as capital market assumptions related to market volatility, used in the valuation of the MRBs and EDs for certain guaranteed benefit features on fixed index contracts (collectively the “significant assumptions”), (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions, and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the development of assumptions used in the valuation of MRBs on Individual Retirement variable and fixed index annuity contracts and the EDs for certain guaranteed benefit features on fixed index contracts. These procedures also included, among others, (i) testing management’s process for developing the valuation of the MRBs and EDs for certain guaranteed benefit features on fixed index contracts, (ii) testing, on a sample basis, the completeness and accuracy of data used by management to develop the significant assumptions, (iii) testing that the significant assumptions are accurately reflected in the models, and (iv) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s judgments used in developing the significant assumptions based on industry knowledge and data.
Adoption of the New Accounting Standard for Long-Duration Contracts
As described above and in Notes 2, 5, 13, and 14 to the consolidated financial statements, the Company has adopted the new accounting standard relating to targeted improvements to the accounting for long-duration contracts (the “LDTI standard”). The Company adopted the LDTI standard on January 1, 2023 with a transition date of January 1, 2021, using the modified retrospective basis, except for market risk benefits (MRBs) which used a full retrospective basis. The impact of the adoption of the LDTI standard resulted in a net decrease to beginning total equity of $1,264 million as of January 1, 2021. The impact of adopting the LDTI standard also resulted in adjustments to the Company’s previously reported consolidated financial statements as of December 31, 2022 and for each of the two years in the period ended December 31, 2022. These adjustments include a $2 million decrease and $983 million increase to net income for the years ended December 31, 2022 and 2021, respectively, and a $1,219 million increase to total equity as of December 31, 2022. The adoption adjustments include changes related to MRBs and changes to the discount rate used to measure the liability for future policy benefits. The method for constructing and applying the locked-in discount rate assumptions on newly issued business is determined based on factors such as product characteristics and the expected timing of cash flows. Management employs conversion and interpolation methodologies when necessary. The current discount rate assumption for the liability for future policy benefits, which is derived from market observable yields on upper medium-grade fixed income instruments, is updated quarterly. The fair value of MRBs incorporate best estimate assumptions for policyholder behavior (including lapses, withdrawals and benefit utilization), along with an explicit risk margin to reflect a market participant’s estimates of the fair value of projected cash flows and policyholder behavior. Estimating the underlying cash flows involves judgments regarding capital market assumptions related to expected market rates of return, market volatility, credit spreads, correlations of certain market variables, fund performance and discount rates. The portion of fees attributable to the fair value of expected benefit payments is included within the fair value measurement of these MRBs. The guaranteed product features in the fixed index annuity contracts that are not MRBs and are accounted for as EDs utilize option pricing models to estimate fair value, taking into account the capital market assumptions for future index growth rates, volatility of the index, future interest rates, and the Company’s ability to adjust the participation rate and the cap on fixed index credited rates in light of market conditions and policyholder behavior assumptions. In connection with the adoption of the LDTI standard, as of December 31, 2022, the Company recorded the fair value of market risk benefit assets and market risk benefit liabilities of $661 million and $4,305 million, respectively, which includes MRBs related to individual retirement variable and fixed index annuities, and the fair value of EDs related to the fixed index annuity contracts with guaranteed product features included in policyholder contract deposits of $1.1 billion.
The principal considerations for our determination that performing procedures relating to the adoption of the LDTI standard is a critical audit matter are (i) the significant judgment by management when adopting the LDTI standard and determining the adoption adjustments, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s assumptions related to (a) the

128	AIG | 2023 Form 10-K

ITEM 8 | Report of Independent Registered Public Accounting Firm

discount rate assumption for the liability for future policy benefits, (b) the individual retirement variable annuity policyholder behavior assumptions related to lapses, withdrawals, benefit utilization, an explicit risk margin, and capital market assumptions related to long-term equity volatilities used in determining the attributed fee at policy inception date in the valuation of MRBs, (c) the individual retirement variable annuity and fixed index annuity policyholder behavior assumptions related to lapses, withdrawals, benefit utilization, along with an explicit risk margin, as well as capital market assumptions related to long-term equity volatilities and individual retirement fixed index annuity option budget assumptions used in the valuation of MRBs, and (d) the individual retirement fixed index annuity policyholder behavior assumptions related to lapses, withdrawals, benefit utilization, along with an explicit risk margin, as well as capital market assumptions related to the option budget assumptions used in the valuation of the EDs for certain guaranteed benefit features on fixed index contracts, and (iii) the audit effort involved the use of professionals with specialized skills and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to management’s adoption of the LDTI standard, including controls over determining the adoption adjustments. These procedures also included, among others, (i) evaluating management’s process for adopting the LDTI standard and for determining the adoption adjustments, (ii) testing the relevance and reliability of the external data used by management to develop the discount rate assumption for the liability for future policy benefit, (iii) testing, on a sample basis, the completeness and accuracy of the data used by management to develop and update the aforementioned policyholder behavior and capital market assumptions, and (iv) the use of professionals with specialized skill and knowledge to assist in (a) evaluating the reasonableness of the current discount rate assumption based on the consideration of the Company’s experience, industry trends, and market conditions, as applicable, and (b) evaluating the reasonableness of the aforementioned policyholder behavior and capital market assumptions used to determine the attributed fee at policy inception, the fair value of MRBs and EDs for certain guaranteed benefit features on fixed index contracts based on the consideration of the Company’s historical and actual experience, industry trends, and market conditions, as applicable, in connection with adopting the LDTI standard.
Recoverability of U.S. Federal Deferred Tax Asset
As described in Note 23 to the consolidated financial statements, as of December 31, 2023, the Company had a net U.S. federal deferred tax asset of $13.6 billion, $4.6 billion of which related to U.S. tax attributes of AIG's consolidated federal income tax group with a limited carryforward period. Management evaluates the recoverability of the deferred tax asset and the need for a valuation allowance based on the weight of all positive and negative evidence to reach a conclusion of whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. As disclosed by management, in assessing the recoverability of the deferred tax asset, management considers a number of factors, which include forecasts of future income for each of the businesses and actual and planned business and operational changes, using assumptions about future macroeconomic and company specific conditions and events. Management subjects the forecasts to changes in key assumptions and evaluates the effect on tax attribute utilization, including tax attribute carryforward periods. Management also applies changes to assumptions about the effectiveness of relevant prudent and feasible tax planning strategies. As of December 31, 2023, management determined that it is no longer more-likely-than-not that $300 million of the Company’s deferred tax assets related to tax attribute carryforwards of AIG's consolidated federal income tax group will be utilized prior to expiration and reduced their beginning of the year valuation allowance by $405 million.
The principal considerations for our determination that performing procedures relating to the recoverability of the U.S. federal deferred tax asset is a critical audit matter are (i) the significant judgment by management when developing their estimate of the recoverability, which in turn led to a high degree of auditor subjectivity and judgment in performing the audit procedures relating to the forecasts of future income for the non-life business, assumptions about future macroeconomic and company specific conditions and events, tax attribute carryforward periods, and tax planning strategies, (ii) the significant audit effort and judgment in evaluating the audit evidence related to the recoverability of the U.S. federal deferred tax asset, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 14, 2024

We have served as the Company’s auditor since 1980.

AIG | 2023 Form 10-K	129

American International Group, Inc.
Consolidated Balance Sheets

(in millions, except for share data)	December 31, 2023	December 31, 2022
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $162 in 2023 and $186 in 2022 (amortized cost: 2023 - $253,035; 2022 - $255,993)*	$231,733	$226,156
Other bond securities, at fair value (See Note 6)*	5,241	4,485
Equity securities, at fair value (See Note 6)*	728	575
Mortgage and other loans receivable, net of allowance for credit losses of $38,473 in 2023 and $38,351 in 2022*	51,553	49,605
Other invested assets (portion measured at fair value: 2023 - $11,733; 2022 - $12,042)*	16,217	15,953
Short-term investments, including restricted cash of $4 in 2023 and $140 in 2022 (portion measured at fair value: 2023 - $10,772; 2022 - $5,708)*	17,200	12,376
Total investments	322,672	309,150
Cash*	2,155	2,043
Accrued investment income*	2,588	2,376
Premiums and other receivables, net of allowance for credit losses and disputes of $139 in 2023 and $169 in 2022	10,561	13,243
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2023 and $0 in 2022	30,612	30,751
Reinsurance assets - other, net of allowance for credit losses and disputes of $236 in 2023 and $295 in 2022	36,914	38,971
Deferred income taxes	14,445	14,804
Deferred policy acquisition costs	12,085	12,857
Market risk benefit assets, at fair value	912	796
Other assets, net of allowance for credit losses of $49 in 2023 and $49 in 2022, including restricted cash of $45 in 2023 and $33 in 2022 (portion measured at fair value: 2023 - $754; 2022 - $621)*	13,089	12,384
Separate account assets, at fair value	91,005	84,853
Assets held for sale	2,268	—
Total assets	$539,306	$522,228
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2023 and $14 in 2022	$70,393	$75,167
Unearned premiums	17,387	18,338
Future policy benefits for life and accident and health insurance contracts	58,576	51,914
Policyholder contract deposits (portion measured at fair value: 2023 - $7,997; 2022 - $5,408)	161,979	155,984
Market risk benefit liabilities, at fair value	5,705	4,736
Other policyholder funds	3,356	3,463
Fortitude Re funds withheld payable (portion measured at fair value: 2023 - $(1,226); 2022 - $(2,235))	29,484	30,383
Other liabilities (portion measured at fair value: 2023 - $624; 2022 - $343)*	25,958	26,757
Short-term and long-term debt, of which $250 and $1,500 is short-term debt in 2023 and 2022 (portion measured at fair value: 2023 - $53; 2022 - $56)	19,796	21,299
Debt of consolidated investment entities*	2,591	5,880
Separate account liabilities	91,005	84,853
Liabilities held for sale	1,775	—
Total liabilities	488,005	478,774
Contingencies, commitments and guarantees (See Note 17)
AIG shareholders’ equity:
Series A non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares authorized; shares issued: 2023 - 20,000 and 2022 - 20,000; liquidation preference $500	485	485
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2023 - 1,906,671,492 and 2022 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2023 - 1,217,831,721 shares; 2022 - 1,172,543,436 shares of common stock	(59,189)	(56,473)
Additional paid-in capital	75,810	79,915
Retained earnings	37,516	34,893
Accumulated other comprehensive loss	(14,037)	(22,616)
Total AIG shareholders’ equity	45,351	40,970
Non-redeemable noncontrolling interests	5,950	2,484
Total equity	51,301	43,454
Total liabilities and equity	$539,306	$522,228
*See Note 10 for details of balances associated with variable interest entities.
See accompanying Notes to Consolidated Financial Statements.

130	AIG | 2023 Form 10-K

American International Group, Inc.
Consolidated Statements of Income (Loss)

	Years Ended December 31,
(dollars in millions, except per common share data)	2023	2022	2021
Revenues:
Premiums	$33,254	$31,856	$31,285
Policy fees	2,797	2,913	3,005
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	13,048	10,824	12,641
Net investment income - Fortitude Re funds withheld assets	1,544	943	1,971
Total net investment income	14,592	11,767	14,612
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	(2,306)	69	1,871
Net realized gains (losses) on Fortitude Re funds withheld assets	(295)	(486)	1,003
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(2,007)	7,481	(603)
Total net realized gains (losses)	(4,608)	7,064	2,271
Other income	767	850	984
Total revenues	46,802	54,450	52,157
Benefits, losses and expenses:
Policyholder benefits and losses incurred (including remeasurement losses of $342, $304 and $247 for the years ended December 31, 2023, 2022 and 2021, respectively)	24,755	22,176	23,785
Change in the fair value of market risk benefits, net	2	(958)	(447)
Interest credited to policyholder account balances	4,424	3,744	3,570
Amortization of deferred policy acquisition costs	4,808	4,557	4,524
General operating and other expenses	8,499	9,122	8,728
Interest expense	1,136	1,125	1,305
(Gain) loss on extinguishment of debt	(37)	303	389
Net (gain) loss on divestitures and other	(643)	82	(3,044)
Total benefits, losses and expenses	42,944	40,151	38,810
Income from continuing operations before income tax expense (benefit)	3,858	14,299	13,347
Income tax expense (benefit):
Current	491	517	(45)
Deferred	(511)	2,508	2,486
Income tax expense (benefit)	(20)	3,025	2,441
Income from continuing operations	3,878	11,274	10,906
Loss from discontinued operations, net of income taxes	—	(1)	—
Net income	3,878	11,273	10,906
Less:
Net income from continuing operations attributable to noncontrolling interests	235	1,046	539
Net income attributable to AIG	3,643	10,227	10,367
Less: Dividends on preferred stock	29	29	29
Net income attributable to AIG common shareholders	$3,614	$10,198	$10,338
Income per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$5.02	$13.10	$12.10
Income from discontinued operations	$—	$—	$—
Net income (loss) attributable to AIG common shareholders	$5.02	$13.10	$12.10
Diluted:
Income (loss) from continuing operations	$4.98	$12.94	$11.95
Income from discontinued operations	$—	$—	$—
Net income (loss) attributable to AIG common shareholders	$4.98	$12.94	$11.95
Weighted average shares outstanding:
Basic	719,506,291	778,621,118	854,320,449
Diluted	725,233,068	787,941,750	864,884,879
See accompanying Notes to Consolidated Financial Statements.

AIG | 2023 Form 10-K	131

American International Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in millions)	2023	2022	2021
Net income	$3,878	$11,273	$10,906
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	14	(94)	44
Change in unrealized appreciation (depreciation) of all other investments	7,134	(38,408)	(7,151)
Change in fair value of market risk benefits attributable to changes in our own credit risk	(544)	1,294	179
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	(871)	5,544	1,361
Change in foreign currency translation adjustments	102	(613)	(180)
Change in retirement plan liabilities adjustment	105	(20)	325
Change in fair value of liabilities under fair value option attributable to changes in our own credit risk	—	(6)	(2)
Other comprehensive income (loss)	5,940	(32,303)	(5,424)
Comprehensive income (loss)	9,818	(21,030)	5,482
Comprehensive income (loss) attributable to noncontrolling interests	1,534	(1,454)	440
Comprehensive income (loss) attributable to AIG	$8,284	$(19,576)	$5,042
See accompanying Notes to Consolidated Financial Statements.

132	AIG | 2023 Form 10-K

American International Group, Inc.
Consolidated Statements of Equity

(in millions, except per share data)	Preferred Stock and Additional Paid-in Capital	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Balance, January 1, 2021	$485	$4,766	$(49,322)	$81,418	$15,504	$13,511	$66,362	$837	$67,199
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	933	(2,197)	(1,264)	—	(1,264)
Common stock issued under stock plans	—	—	217	(281)	—	—	(64)	—	(64)
Purchase of common stock	—	—	(2,614)	(29)	—	—	(2,643)	—	(2,643)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	10,367	—	10,367	539	10,906
Dividends on preferred stock ($1,462.50 per share)	—	—	—	—	(29)	—	(29)	—	(29)
Dividends on common stock ($1.28 per share)	—	—	—	—	(1,083)	—	(1,083)	—	(1,083)
Other comprehensive loss	—	—	—	—	—	(5,325)	(5,325)	(99)	(5,424)
Net increase (decrease) due to divestitures and acquisitions	—	—	—	288	—	(918)	(630)	2,342	1,712
Contributions from noncontrolling interests	—	—	—	—	—	—	—	22	22
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(682)	(682)
Other	—	—	101	273	3	—	377	7	384
Balance, December 31, 2021	$485	$4,766	$(51,618)	$81,669	$25,695	$5,071	$66,068	$2,966	$69,034
Common stock issued under stock plans	—	—	294	(368)	—	—	(74)	—	(74)
Purchase of common stock	—	—	(5,149)	—	—	—	(5,149)	—	(5,149)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	10,227	—	10,227	1,046	11,273
Dividends on preferred stock ($1,462.50 per share)	—	—	—	—	(29)	—	(29)	—	(29)
Dividends on common stock ($1.28 per share)	—	—	—	—	(982)	—	(982)	—	(982)
Other comprehensive loss	—	—	—	—	—	(29,803)	(29,803)	(2,500)	(32,303)
Net increase (decrease) due to divestitures and acquisitions	—	—	—	(1,619)	—	2,116	497	1,117	1,614
Contributions from noncontrolling interests	—	—	—	—	—	—	—	133	133
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(284)	(284)
Other	—	—	—	233	(18)	—	215	6	221
Balance, December 31, 2022	$485	$4,766	$(56,473)	$79,915	$34,893	$(22,616)	$40,970	$2,484	$43,454
Common stock issued under stock plans	—	—	298	(423)	—	—	(125)	—	(125)
Purchase of common stock	—	—	(3,014)	—	—	—	(3,014)	—	(3,014)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	3,643	—	3,643	235	3,878
Dividends on preferred stock ($1,462.50 per share)	—	—	—	—	(29)	—	(29)	—	(29)
Dividends on common stock ($1.40 per share)	—	—	—	—	(997)	—	(997)	—	(997)
Other comprehensive income	—	—	—	—	—	4,641	4,641	1,299	5,940
Net increase (decrease) due to divestitures and acquisitions	—	—	—	(3,793)	—	3,938	145	2,524	2,669
Contributions from noncontrolling interests	—	—	—	—	—	—	—	49	49
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(710)	(710)
Other	—	—	—	111	6	—	117	69	186
Balance, December 31, 2023	$485	$4,766	$(59,189)	$75,810	$37,516	$(14,037)	$45,351	$5,950	$51,301
See accompanying Notes to Consolidated Financial Statements.

AIG | 2023 Form 10-K	133

American International Group, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2023	2022	2021
Cash flows from operating activities:
Net income	$3,878	$11,273	$10,906
Loss from discontinued operations	—	1	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net (gains) losses on sales of securities available for sale and other assets	970	959	(2,099)
Net (gain) loss on divestitures and other	(643)	82	(3,044)
(Gain) loss on extinguishment of debt	(37)	303	389
Unrealized (gains) losses in earnings - net	1,674	1,094	(873)
Change in the fair value of market risk benefits in earnings, net	(348)	(1,481)	(1,427)
Equity in (income) loss from equity method investments, net of dividends or distributions	(7)	(164)	3
Depreciation and other amortization	4,214	4,409	4,542
Impairments of assets	90	26	46
Changes in operating assets and liabilities:
Insurance reserves	1,593	(3,837)	4,472
Premiums and other receivables and payables - net	391	(10,222)	(724)
Reinsurance assets, net	472	3,978	(1,044)
Capitalization of deferred policy acquisition costs	(5,419)	(4,722)	(4,969)
Current and deferred income taxes - net	(1,003)	2,279	1,579
Other, net	418	156	(1,534)
Total adjustments	2,365	(7,140)	(4,683)
Net cash provided by operating activities	6,243	4,134	6,223
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	22,933	21,660	26,098
Other securities	1,347	3,060	975
Other invested assets	2,328	2,891	6,258
Divestitures, net	3,315	—	4,683
Maturities of fixed maturity securities available for sale	17,957	18,485	34,765
Principal payments received on and sales of mortgage and other loans receivable	7,429	9,435	8,267
Purchases of:
Available for sale securities	(40,466)	(38,885)	(74,204)
Other securities	(1,581)	(3,714)	(2,034)
Other invested assets	(2,189)	(2,346)	(3,168)
Mortgage and other loans receivable	(10,137)	(14,364)	(9,013)
Net change in short-term investments	(6,637)	595	5,088
Other, net	(1,320)	(443)	(995)
Net cash used in investing activities	(7,021)	(3,626)	(3,280)
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	33,015	26,582	25,480
Policyholder contract withdrawals	(27,957)	(20,722)	(22,481)
Issuance of long-term debt	1,982	7,477	107
Issuance of debt of consolidated investment entities	225	933	4,338
Repayments of long-term debt	(2,304)	(9,455)	(4,147)
Repayments of debt of consolidated investment entities	(606)	(1,251)	(4,494)
Repayments of delayed draw term loan agreement	(1,250)	—	—
Borrowings under delayed draw term loan agreement	—	1,500	—
Purchase of common stock	(2,961)	(5,200)	(2,592)
Dividends paid on preferred stock	(29)	(29)	(29)
Dividends paid on common stock	(997)	(982)	(1,083)
Other, net	1,664	545	1,222
Net cash provided by (used in) financing activities	782	(602)	(3,679)
Effect of exchange rate changes on cash and restricted cash	(13)	(117)	(67)
Net decrease in cash and restricted cash	(9)	(211)	(803)
Cash and restricted cash at beginning of year	2,216	2,427	3,230
Cash and restricted cash of held for sale assets	(3)	—	—
Cash and restricted cash at end of year	$2,204	$2,216	$2,427

134	AIG | 2023 Form 10-K

American International Group, Inc.
Consolidated Statements of Cash Flows (continued)
Supplementary Disclosure of Consolidated Cash Flow Information

	Years Ended December 31,
(in millions)	2023	2022	2021
Cash	$2,155	$2,043	$2,198
Restricted cash included in Short-term investments*	4	140	197
Restricted cash included in Other assets*	45	33	32
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$2,204	$2,216	$2,427
Cash paid during the period for:
Interest	$1,059	$1,127	$1,348
Taxes	$984	$746	$862
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk transfer transactions	$4,317	$1,121	$2,284
Fixed maturity securities and other invested assets received in connection with reinsurance transactions	$110	$110	$161
Fixed maturity securities and other invested assets transferred in connection with reinsurance transactions	$(838)	$(224)	$(837)
Non-cash consideration received from sale of Validus Re	$290	$—	$—
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$4,501	$3,676	$3,642
Fee income debited to policyholder contract deposits included in financing activities	$(2,122)	$(1,694)	$(1,690)
*Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to real estate.
See accompanying Notes to Consolidated Financial Statements.

AIG | 2023 Form 10-K	135

ITEM 8 | Notes to Consolidated Financial Statements | 1. Basis of Presentation

1. Basis of Presentation
American International Group, Inc. (AIG) is a leading global insurance organization. AIG provides insurance solutions that help businesses and individuals in approximately 190 countries and jurisdictions protect their assets and manage risks through AIG operations and network partners. Unless the context indicates otherwise, the terms “AIG,” “we,” “us,” “our” or "the Company" mean American International Group, Inc. and its consolidated subsidiaries, and the term “AIG Parent” means American International Group, Inc. and not any of its consolidated subsidiaries.
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
We adopted the Financial Accounting Standards Board's (FASB) targeted improvements to the accounting for long-duration contracts (the standard or LDTI) on January 1, 2023 with a transition date of January 1, 2021 (Transition Date). In accordance with the transition guidance in the standard, we updated our prior period Consolidated Financial Statements presented herein to reflect LDTI. For additional detail, see Note 2.
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
Laya Healthcare Limited
On October 31, 2023, Corebridge completed the sale of Laya Healthcare Limited (Laya) to AXA and received gross proceeds of €691 million ($731 million), resulting in a pre-tax gain of $652 million.
Validus Re
On November 1, 2023, AIG completed the sale of Validus Reinsurance, Ltd. (Validus Re), including AlphaCat Managers Ltd. and the Talbot Treaty reinsurance business, to RenaissanceRe Holdings Ltd. (RenaissanceRe) and received cash proceeds of $2.7 billion from RenaissanceRe and 1.3 million shares of RenaissanceRe common stock valued at $290 million as of the closing date, resulting in a pre-tax loss of $78 million. The results of Validus Re are reported in General Insurance.
Additionally, AIG agreed to retain 95 percent of the difference between (i) the reserves with respect to the business as of the closing date of the sale for losses occurring prior to the closing date and (ii) the associated reserve development following the closing date with respect to such losses. Any reserve development will be settled annually, commencing with the calendar year ending

136	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 1. Basis of Presentation

December 31, 2024. This arrangement stays in effect until the parties determine to terminate such arrangement (which they will re-evaluate on an annual basis beginning 5 years after the closing date) or until all such liabilities of the acquired reinsurance business have run off. The reserve cover is considered contingent consideration and was recognized at fair value of $130 million when the sale closed.
On September 4, 2023, AIG entered into an Adverse Development Cover Excess of Loss Agreement (the ADC Agreement) to hedge the risk of adverse development pertaining to Validus Re’s reserves with Clarendon National Insurance Company, a wholly owned subsidiary of Enstar Group Limited. Under the ADC Agreement, AIG will be reimbursed up to $400 million of adverse development for all policies in force as of December 31, 2022 when paid losses exceed the baseline reserve balance of $3.043 billion. The premium expensed in connection with the ADC Agreement was $80 million.
Crop Risk Services
On May 2, 2023, AIG announced that it reached an agreement to sell Crop Risk Services, Inc. (CRS) to American Financial Group, Inc. (AFG) and in substance, AIG exited the crop business. The gross proceeds, before deducting commissions, are $234 million. On July 3, 2023, the transaction closed, resulting in a pre-tax gain of $72 million for the year ended December 31, 2023.
Separation of Life and Retirement Business and Relationship with Blackstone Inc.
AIG owns 52.2 percent of the outstanding common stock of Corebridge as of December 31, 2023. Corebridge is the holding company for AIG’s Life and Retirement business. AIG continues to consolidate Corebridge in AIG’s Consolidated Financial Statements. The portion of equity interest of Corebridge that AIG does not own is reflected as noncontrolling interest in AIG’s Consolidated Financial Statements.
In 2023, AIG closed on three secondary offerings and sold 159.75 million shares of Corebridge common stock. The aggregate gross proceeds of the offerings to AIG, before deducting underwriting discounts and commissions and other expenses payable by AIG, were approximately $2.9 billion. After consideration of underwriting discounts, commissions and other related expenses payable by AIG, AIG recorded an increase of $332 million in Total AIG shareholders' equity.
In 2023, Corebridge repurchased 26.5 million shares of Corebridge common stock for an aggregate purchase price of $498 million, of which 17.2 million shares were from AIG for an aggregate purchase price of $315 million. As a result, AIG recorded a decrease of $40 million in Total AIG shareholders' equity.
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

AIG | 2023 Form 10-K	137

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

Note 6. Investments
•Fixed maturity and equity securities
•Other invested assets
•Short-term investments
•Net investment income
•Net realized gains (losses)
•Allowance for credit losses
Note 7. Lending Activities
•Mortgage and other loans receivable – net of allowance
Note 8. Reinsurance
•Reinsurance assets – net of allowance
•Retroactive reinsurance
Note 9. Deferred Policy Acquisition Costs
•Deferred policy acquisition costs
•Deferred sales inducements
•Amortization of deferred policy acquisition costs
Note 10. Variable Interest Entities

Note 11. Derivatives and Hedge Accounting
•Derivative assets and liabilities, at fair value
Note 12. Goodwill and Other Intangible Assets
Note 13. Insurance Liabilities
•Liability for unpaid losses and loss adjustment expenses
•Discounting of reserves
•Future policy benefits
•Policyholder contract deposits
•Other policyholder funds
Note 14. Market Risk Benefits
Note 16. Debt
•Long-term debt
•Debt of consolidated investment entities
Note 17. Contingencies, Commitments and Guarantees
•Legal contingencies
Note 19. Earnings Per Common Share (EPS)
Note 23. Income Taxes

138	AIG | 2023 Form 10-K

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
For limited payment contracts, premiums are due over a significantly shorter period than the period over which benefits are provided. The difference between the gross premium received and recorded as revenue and the net premium is deferred and recognized in Policyholder benefits in a constant relationship to insurance in-force, or for annuities, the amount of expected future policy benefits. This Deferred Profit Liability (DPL) is recorded in the Consolidated Balance Sheets in Future policy benefits for life and accident and health insurance contracts.
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
Amounts received as payment for investment-oriented contracts such as universal life, variable annuities, fixed annuities, and fixed index annuities, are reported as deposits to Policyholder contract deposits or Separate account liabilities, as applicable. Revenues from these contracts are recorded in policy fees and consist of policy charges for the cost of insurance, policy administration charges, surrender charges and amortization of unearned revenue reserves (URR). Policy fees are recognized as revenues in the period in which they are assessed against policyholders, unless the fees are designed to compensate AIG for services to be provided in the future. Fees deferred as unearned revenue are amortized on a constant level basis over the estimated lives of the contracts, consistent with the amortization of deferred acquisition costs. This URR is recorded in the Consolidated Balance Sheets in Other policyholder funds.
Other income includes advisory fee income from the Life and Retirement broker dealer business.
Cash represents cash on hand and demand deposits.
Short-term investments include interest bearing investments, time deposits and other investments with remaining contractual life of less than or equal to one year. Securities included within short-term investments are stated at estimated fair value, while other investments included within short-term investments are stated at amortized cost, which approximates estimated fair value.
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
Other assets consist of deferred sales inducements (DSI), prepaid expenses, deposits, other deferred charges, real estate, other fixed assets, capitalized software costs, goodwill, intangible assets other than goodwill, restricted cash, derivative assets, and accrued interest income.
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

AIG | 2023 Form 10-K	139

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies

Separate accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who bear the investment risk. Each account has specific investment objectives and the assets are carried at fair value. The assets of each account are legally segregated and are not subject to claims that arise from any of our other businesses. The liabilities for these accounts are equal to the account assets. Separate accounts may also include deposits for funds held under stable value wrap funding agreements, although the majority of stable value wrap sales are measured based on the notional amount included in assets under management and do not include the receipt of funds. For additional information on separate accounts, see Note 15.
Other liabilities consist of other funds on deposit, other payables, securities sold under agreements to repurchase, securities sold but not yet purchased, liabilities resulting from purchases of securities that have not yet settled, derivative liabilities, cash collateral received from derivative counterparties that contractually cannot be netted against derivative assets, allowance for credit losses in relation to off-balance sheet commitments and deferred gains on retroactive reinsurance agreements.
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
The accounting for MRBs primarily impacted our Individual Retirement and Group Retirement operating segments. For additional disclosures about MRBs, see Note 14.
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

140	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies

Following adoption of the standard, the impact of changes to discount rates are recognized through OCI. Changes resulting from updating the discount rate each reporting period primarily impact term life insurance and other traditional life insurance products, as well as pension risk transfer (PRT) and structured settlement products. For additional information on the discount rate assumption under accounting for Long-Duration Contracts Standard, see Note 13.
Removal of balances related to changes in unrealized appreciation (depreciation) on investments: Under the standard, the majority of balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on investments were eliminated.
In addition to the above, the standard also:
•Requires the review and, if necessary, update of future policy benefit assumptions at least annually for traditional and limited pay long duration contracts, with the recognition and parenthetical presentation of any resulting re-measurement gain or loss in Policyholder benefits and losses incurred (except for discount rate changes as noted above) in the Consolidated Statements of Income (Loss). For additional information, see Note 13.
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
(c)For additional information on the transition impacts associated with LDTI, see Note 14.
(d)Other assets include deferred sales inducement assets. For additional information on the transition impacts associated with LDTI, see Note 9.
(e)For additional information on the transition impacts associated with LDTI, see Note 13.
(f)Other policyholder funds include URR. For additional information on the transition impacts associated with LDTI, see Note 13.
(g)Other liabilities include deferred cost of reinsurance liabilities. For additional information on the transition impacts associated with LDTI, see Note 8.

AIG | 2023 Form 10-K	141

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies

The following table presents the impacts in connection with the adoption of LDTI effective as of January 1, 2021 on our previously reported Consolidated Balance Sheets as of December 31, 2022:

	As Previously Reported	Effect of Change	Updated Balances Post-Adoption of LDTI
(in millions)
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes	$32,159	$(1,408)	$30,751
Reinsurance assets - other, net of allowance for credit losses and disputes	39,434	(463)	38,971
Deferred income taxes	15,144	(340)	14,804
Deferred policy acquisition costs	15,518	(2,661)	12,857
Market risk benefit assets	—	796	796
Other assets, net of allowance for credit losses	12,714	(330)	12,384
Total assets	526,634	(4,406)	522,228
Future policy benefits for life and accident and health insurance contracts	59,223	(7,309)	51,914
Policyholder contract deposits	158,891	(2,907)	155,984
Market risk benefit liabilities	—	4,736	4,736
Other policyholder funds	3,909	(446)	3,463
Other liabilities	26,456	301	26,757
Total liabilities	484,399	(5,625)	478,774
Additional paid-in capital	80,284	(369)	79,915
Retained earnings	33,032	1,861	34,893
Accumulated other comprehensive income (loss)	(22,092)	(524)	(22,616)
Total AIG Shareholders' equity	40,002	968	40,970
Non-redeemable noncontrolling interests	2,233	251	2,484
Total equity	42,235	1,219	43,454
Total liabilities and equity	526,634	(4,406)	522,228
The following table presents the impacts in connection with the adoption of LDTI on our previously reported Consolidated Statements of Income (Loss):

	Year Ended December 31, 2022			Year Ended December 31, 2021
	As Previously Reported	Effect of Change	Updated Balances Post- Adoption of LDTI	As Previously Reported	Effect of Change	Updated Balances Post- Adoption of LDTI
(in millions, except per common share data)
Revenues:
Premiums	$31,857	$(1)	$31,856	$31,259	$26	$31,285
Policy fees	2,972	(59)	2,913	3,051	(46)	3,005
Total net realized gains (losses)	8,991	(1,927)	7,064	2,151	120	2,271
Total revenues	56,437	(1,987)	54,450	52,057	100	52,157
Benefits, losses and expenses:
Policyholder benefits and losses incurred	22,771	(595)	22,176	24,388	(603)	23,785
Change in the fair value of market risk benefits, net	—	(958)	(958)	—	(447)	(447)
Interest credited to policyholder account balances	3,709	35	3,744	3,557	13	3,570
Amortization of deferred acquisition costs	4,970	(413)	4,557	4,573	(49)	4,524
General operating and other expenses	9,195	(73)	9,122	8,790	(62)	8,728
Total benefits, losses and expenses	42,155	(2,004)	40,151	39,958	(1,148)	38,810
Income from continuing operations before income tax expense (benefit)	14,282	17	14,299	12,099	1,248	13,347
Income tax expense	3,006	19	3,025	2,176	265	2,441
Income (loss) from continuing operations	11,276	(2)	11,274	9,923	983	10,906
Net income (loss)	11,275	(2)	11,273	9,923	983	10,906
Net income from continuing operations attributable to noncontrolling interests	999	47	1,046	535	4	539
Net income (loss) attributable to AIG	10,276	(49)	10,227	9,388	979	10,367
Net income (loss) attributable to AIG common shareholders	10,247	(49)	10,198	9,359	979	10,338
Income (loss) per common share attributable to AIG common shareholders:
Common stock - Basic	13.16	(0.06)	13.10	10.95	1.15	12.10
Common stock - Diluted	13.01	(0.07)	12.94	10.82	1.13	11.95

142	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies

The following table presents the impacts in connection with the adoption of LDTI on our previously reported Consolidated Statements of Comprehensive Income (Loss):

	Year Ended December 31, 2022			Year Ended December 31, 2021
	As Previously Reported	Effect of Change	Updated Balances Post- Adoption of LDTI	As Previously Reported	Effect of Change	Updated Balances Post- Adoption of LDTI
(in millions)
Net income	$11,275	$(2)	$11,273	$9,923	$983	$10,906
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	(87)	(7)	(94)	35	9	44
Change in unrealized appreciation (depreciation) of all other investments	(32,775)	(5,633)	(38,408)	(6,001)	(1,150)	(7,151)
Change in fair value of market risk benefits attributable to changes in our own credit risk	—	1,294	1,294	—	179	179
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	—	5,544	5,544	—	1,361	1,361
Change in foreign currency translation adjustments	(514)	(99)	(613)	(187)	7	(180)
Other comprehensive income (loss)	(33,402)	1,099	(32,303)	(5,830)	406	(5,424)
Comprehensive income (loss)	(22,127)	1,097	(21,030)	4,093	1,389	5,482
Comprehensive income (loss) attributable to noncontrolling interests	(1,584)	130	(1,454)	430	10	440
Comprehensive income (loss) attributable to AIG	(20,543)	967	(19,576)	3,663	1,379	5,042
The following table presents the impacts in connection with the adoption of LDTI on our previously reported Consolidated Statements of Cash Flows:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	As Previously Reported	Effect of Change	Updated Balances Post- Adoption of LDTI	As Previously Reported	Effect of Change	Updated Balances Post- Adoption of LDTI
(in millions)
Cash flows from operating activities:
Net income	$11,275	$(2)	$11,273	$9,923	$983	$10,906
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Unrealized gains in earnings - net	(1,392)	2,486	1,094	(1,889)	1,016	(873)
Change in the fair value of market risk benefits in earnings, net	—	(1,481)	(1,481)	—	(1,427)	(1,427)
Depreciation and other amortization	4,848	(439)	4,409	4,633	(91)	4,542
Changes in operating assets and liabilities:
Insurance reserves	(2,332)	(1,505)	(3,837)	5,127	(655)	4,472
Premiums and other receivables and payables - net	(10,193)	(29)	(10,222)	(655)	(69)	(724)
Reinsurance assets, net	2,843	1,135	3,978	(1,241)	197	(1,044)
Capitalization of deferred policy acquisition costs	(4,649)	(73)	(4,722)	(4,906)	(63)	(4,969)
Current and deferred income taxes - net	2,260	19	2,279	1,314	265	1,579
Other, net	340	(184)	156	(1,322)	(212)	(1,534)
Total adjustments	(7,069)	(71)	(7,140)	(3,644)	(1,039)	(4,683)
Net cash provided by operating activities	4,207	(73)	4,134	6,279	(56)	6,223
Cash flows from financing activities:
Policyholder contract deposits	26,508	74	26,582	25,424	56	25,480
Net cash used in financing activities	(676)	74	(602)	(3,735)	56	(3,679)
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

AIG | 2023 Form 10-K	143

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies

FUTURE APPLICATION OF ACCOUNTING STANDARDS
Income Tax
In December 2023, the FASB issued an accounting standard update to address improvements to income tax disclosures. The standard requires disaggregated information about a company’s effective tax rate reconciliation as well as information on income taxes paid. The standard is effective for public companies for annual periods beginning after December 15, 2024, with early adoption permitted. The standard will be applied on a prospective basis with the option to apply the standard retrospectively. We are assessing the impact of this standard.
Segment Reporting
In November 2023, the FASB issued an accounting standard update to address improvements to reportable segment disclosures. The standard primarily requires the following disclosure on an annual and interim basis: (i) significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss; and (ii) other segment items and description of its composition. The standard also requires current annual disclosures about a reportable segment's profits or losses and assets to be disclosed in interim periods and the title and position of the CODM with an explanation of how the CODM uses the reported measure(s) of segment profits or losses in assessing segment performance. The guidance is effective for public companies for fiscal years beginning after December 15, 2023 and interim periods in fiscal years within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment is applied retrospectively to all prior periods presented. We are assessing the impact of this standard.
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
•International – consists of regional insurance businesses in Japan, the United Kingdom, Europe, Middle East and Africa (EMEA region), Asia Pacific, Latin America and Caribbean, and China. International also includes the results of Talbot Holdings Ltd. as well as AIG’s Global Specialty business.
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

144	AIG | 2023 Form 10-K

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
The following table presents AIG’s continuing operations by operating segment:

(in millions)	Adjusted Revenues	Net Investment Income	Interest Expense	Amortization of DAC	Adjusted Pre-tax Income (Loss)
2023
General Insurance
North America	$11,921		$—	$1,671	$1,207	(a)
International	13,170		—	1,952	1,142	(a)
Net investment income	3,022	$3,022	—	—	3,022
Total General Insurance	28,113	3,022	—	3,623	5,371
Life and Retirement
Individual Retirement	6,264	4,917	2	567	2,310
Group Retirement	2,734	1,999	1	82	758
Life Insurance	5,092	1,283	—	403	358
Institutional Markets	7,391	1,587	1	9	379
Total Life and Retirement	21,481	9,786	4	1,061	3,805
Other Operations
Other Operations before consolidation and eliminations	381	287	1,107	—	(1,765)
AIG consolidation and eliminations	(6)	(1)	(6)	—	(10)
Total Other Operations	375	286	1,101	—	(1,775)
Total	49,969	13,094	1,105	4,684	7,401
Reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	55	55	—	—	(16)
Change in the fair value of market risk benefits, net(b)	—	—	—	—	(2)
Changes in benefit reserves related to net realized gains (losses)	—	—	—	—	6
Changes in the fair value of equity securities	94	94	—	—	94
Other income (expense) - net	(27)	31	31	—	—
Gain (loss) on extinguishment of debt	—	—	—	—	37
Net investment income on Fortitude Re funds withheld assets	1,544	1,544	—	—	1,544
Net realized gains (losses) on Fortitude Re funds withheld assets	(295)	—	—	—	(295)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(2,007)	—	—	—	(2,007)
Net realized gains (losses)(c)	(2,536)	(227)	—	—	(2,496)
Net gain (loss) on divestitures and other	—	—	—	—	643
Non-operating litigation reserves and settlements	1	—	—	—	(1)
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	—	—	—	62
Net loss reserve discount benefit (charge)	—	—	—	—	(195)

AIG | 2023 Form 10-K	145

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

(in millions)	Adjusted Revenues	Net Investment Income	Interest Expense	Amortization of DAC	Adjusted Pre-tax Income (Loss)
Pension expense related to a one-time lump sum payment to former employees	—	—	—	—	(84)
Integration and transaction costs associated with acquiring or divesting businesses	—	—	—	—	(252)
Restructuring and other costs	—	—	—	—	(553)
Non-recurring costs related to regulatory or accounting changes	—	—	—	—	(40)
Net impact from elimination of international reporting lag(d)	4	1	—	124	12
Revenues and pre-tax income	$46,802	$14,592	$1,136	$4,808	$3,858

(in millions)	Adjusted Revenues	Net Investment Income	Interest Expense	Amortization of DAC	Adjusted Pre-tax Income (Loss)
2022
General Insurance
North America	$12,071		$—	$1,585	$648	(a)
International	13,269		—	1,948	1,400	(a)
Net investment income	2,382	$2,382	—	—	2,382
Total General Insurance	27,722	2,382	—	3,533	4,430
Life and Retirement
Individual Retirement	5,325	3,898	11	519	1,676
Group Retirement	2,744	2,005	6	80	786
Life Insurance	5,364	1,393	4	415	521
Institutional Markets	4,160	1,051	2	7	334
Total Life and Retirement	17,593	8,347	23	1,021	3,317
Other Operations
Other Operations before consolidation and eliminations	827	714	1,131	5	(1,542)
AIG consolidation and eliminations	(435)	(446)	(56)	(2)	(405)
Total Other Operations	392	268	1,075	3	(1,947)
Total	45,707	10,997	1,098	4,557	5,800
Reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	55	55	—	—	30
Change in the fair value of market risk benefits, net(b)	—	—	—	—	958
Changes in benefit reserves related to net realized gains (losses)	—	—	—	—	14
Changes in the fair value of equity securities	(53)	(53)	—	—	(53)
Other income (expense) - net	(29)	28	28	—	—
Gain (loss) on extinguishment of debt	—	—	—	—	(303)
Net investment income on Fortitude Re funds withheld assets	943	943	—	—	943
Net realized gains (losses) on Fortitude Re funds withheld assets	(486)	—	—	—	(486)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	7,481	—	—	—	7,481
Net realized gains (losses)(b)	(195)	(244)	(1)	—	(173)
Net gain (loss) on divestitures and other	—	—	—	—	(82)
Non-operating litigation reserves and settlements	49	—	—	—	41
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	—	—	—	160
Net loss reserve discount benefit (charge)	—	—	—	—	703
Pension expense related to a one-time lump sum payment to former employees	—	—	—	—	(60)
Integration and transaction costs associated with acquiring or divesting businesses	—	—	—	—	(194)
Restructuring and other costs	—	—	—	—	(570)
Non-recurring costs related to regulatory or accounting changes	—	—	—	—	(37)
Net impact from elimination of international reporting lag(d)	978	41	—	—	127
Revenues and pre-tax income	$54,450	$11,767	$1,125	$4,557	$14,299

146	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

(in millions)	Adjusted Revenues	Net Investment Income	Interest Expense	Amortization of DAC	Adjusted Pre-tax Income (Loss)
2021
General Insurance
North America	$10,989		$—	$1,333	$(47)	(a)
International	14,068		—	2,197	1,102	(a)
Net investment income	3,304	$3,304	—	—	3,304
Total General Insurance	28,361	3,304	—	3,530	4,359
Life and Retirement
Individual Retirement	5,922	4,338	61	447	2,297
Group Retirement	3,249	2,410	35	78	1,258
Life Insurance	5,286	1,619	25	427	453
Institutional Markets	5,117	1,154	9	6	546
Total Life and Retirement	19,574	9,521	130	958	4,554
Other Operations
Other Operations before consolidation and eliminations	1,338	1,112	1,220	37	(1,418)
AIG consolidation and eliminations	(991)	(996)	(65)	(1)	(932)
Total Other Operations	347	116	1,155	36	(2,350)
Total	48,282	12,941	1,285	4,524	6,563
Reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	60	60	—	—	61
Change in the fair value of market risk benefits, net(b)	—	—	—	—	447
Changes in benefit reserves related to net realized gains (losses)	—	—	—	—	(15)
Changes in the fair value of equity securities	(237)	(237)	—	—	(237)
Other income (expense) - net	(24)	33	33	—	—
Gain (loss) on extinguishment of debt	—	—	—	—	(389)
Net investment income on Fortitude Re funds withheld assets	1,971	1,971	—	—	1,971
Net realized gains (losses) on Fortitude Re funds withheld assets	1,003	—	—	—	1,003
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(603)	—	—	—	(603)
Net realized gains (losses)(b)	1,705	(156)	(13)	—	1,744
Net gain (loss) on divestitures and other	—	—	—	—	3,044
Non-operating litigation reserves and settlements	—	—	—	—	(3)
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	—	—	—	186
Net loss reserve discount benefit (charge)	—	—	—	—	193
Pension expense related to a one-time lump sum payment to former employees	—	—	—	—	(34)
Integration and transaction costs associated with acquiring or divesting businesses	—	—	—	—	(83)
Restructuring and other costs	—	—	—	—	(433)
Non-recurring costs related to regulatory or accounting changes	—	—	—	—	(68)
Revenues and pre-tax income	$52,157	$14,612	$1,305	$4,524	$13,347
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
(d)See Note 1.

AIG | 2023 Form 10-K	147

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

The following table presents AIG’s year-end identifiable assets and capital expenditures by segment:

	Year-End Identifiable Assets		Capital Expenditures
(in millions)	2023	2022	2023	2022
General Insurance	$139,371	$147,083	$158	$68
Life and Retirement	375,197	352,694	43	102
Other Operations	24,738	22,451	39	40
Total Assets	$539,306	$522,228	$240	$210
The following table presents AIG’s consolidated total revenues and real estate and other fixed assets, net of accumulated depreciation, by major geographic area:

	Total Revenues*			Real Estate and Other Fixed Assets, Net of Accumulated Depreciation
(in millions)	2023	2022	2021	2023	2022	2021
North America	$33,565	$39,618	$37,324	$1,006	$1,206	$1,230
International	13,237	14,832	14,833	372	387	610
Consolidated	$46,802	$54,450	$52,157	$1,378	$1,593	$1,840
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
Assets and liabilities related to a Held-For-Sale Business are reported in Assets held for sale and Liabilities held for sale, respectively, in our Consolidated Balance Sheets beginning in the period in which the business is classified as held-for-sale. At December 31, 2023, the following businesses and assets were reported and classified as held-for-sale:
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
Other
Other primarily consists of real estate.

148	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 4. Held-For-Sale Classification

The following table summarizes the components of assets and liabilities held-for-sale on the Consolidated Balance Sheets at December 31, 2023 after elimination of intercompany balances:

(in millions)	AIG Life	Other	Total
Assets:
Bonds available for sale	$167	$14	$181
Other invested assets	—	67	67
Short-term investments, including restricted cash of $0	11	1	12
Cash	3	—	3
Accrued investment income	3	—	3
Premiums and other receivables, net of allowance for credit losses and disputes	116	9	125
Reinsurance assets - other, net of allowance for credit losses and disputes	899	3	902
Deferred income taxes	47	—	47
Deferred policy acquisition costs	814	—	814
Other assets, net of allowance for credit losses(a)	83	31	114
Total assets held for sale	$2,143	$125	$2,268

Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses	$—	$19	$19
Unearned premiums	54	7	61
Future policy benefits for life and accident and health insurance contracts	838	—	838
Other liabilities	854	3	857
Total liabilities held for sale	$1,746	$29	$1,775
(a)Other assets, net of allowance for credit losses includes goodwill and other intangibles of $23 million and $3 million, respectively, for AIG Life.

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

AIG | 2023 Form 10-K	149

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
VALUATION METHODOLOGIES OF FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
Incorporation of Credit Risk in Fair Value Measurements
•Our Own Credit Risk. Fair value measurements for certain liabilities incorporate our own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to us at the balance sheet date by reference to observable AIG credit default swaps (CDS) or cash bond spreads. We calculate the effect of credit spread changes using discounted cash flow techniques that incorporate current market interest rates. A derivative counterparty’s net credit exposure to us is determined based on master netting agreements, when applicable, which take into consideration all derivative positions with us, as well as collateral we post with the counterparty at the balance sheet date. For a description of how we incorporate our own credit risk in the valuation of embedded derivatives related to certain annuity and life insurance products, see – Market Risk Benefits and Embedded Derivatives within Policyholder Contract Deposits below.
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

150	AIG | 2023 Form 10-K

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

AIG | 2023 Form 10-K	151

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
The fair value of MRBs contained in certain variable annuity, fixed annuity and fixed index annuity contracts is measured based on policyholder behavior and capital market assumptions related to projected cash flows over the expected lives of the contracts. These discounted cash flow projections primarily include benefits and related fees assessed, when applicable. In some instances, the projected cash flows from fees may exceed projected cash flows related to benefit payments and therefore, at a point in time, the carrying value of the MRBs may be in a net asset position. The projected cash flows incorporate best estimate assumptions for policyholder behavior (including mortality, lapses, withdrawals and benefit utilization), along with an explicit risk margin to reflect a market participant’s estimates of the fair value of projected cash flows and policyholder behavior. Estimates of future policyholder behavior assumptions are subjective and are based primarily on our historical experience.
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

152	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Projected cash flows are discounted using the interest rate swap curve (swap curve), which is viewed as being consistent with the credit spreads for highly-rated financial institutions (S&P AA-rated or above). A swap curve shows the fixed-rate leg of a non-complex swap against the floating rate (for example, Secured Overnight Financing Rate (SOFR)) leg of a related tenor. We also incorporate our own risk of non-performance in the valuation of MRBs and embedded derivatives associated with variable annuity, fixed annuity, fixed index annuity and life contracts. The non-performance risk adjustment (NPA) reflects a market participant’s view of our claims-paying ability by incorporating an additional spread to the swap curve used to discount projected benefit cash flows. The NPA is calculated by constructing forward rates based on a weighted average of observable corporate credit indices to approximate the claims-paying ability rating of our insurance companies. The corporate credit indices are observable for the first 30 years. For years 30 to 50, the yield is derived using market observable yields. Yields for years 50 to 100 are extrapolated using a flat forward approach, maintaining a constant forward spread through the period. MRBs are measured using a NPA that is a locked-in estimate of our claims-paying ability at policy issue (locked-in NPA) as well as a NPA that reflects an estimate of our current claims-paying ability (current NPA).
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
Fortitude Re funds withheld payable
The reinsurance transactions between AIG and Fortitude Re were structured as modco and loss portfolio transfer arrangements with funds withheld (funds withheld). As a result of the deconsolidation of Fortitude Re, AIG has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.
Long-Term Debt
The fair value of non-structured liabilities is generally determined by using market prices from exchange or dealer markets, when available, or discounting expected cash flows using the appropriate discount rate for the applicable maturity. We determine the fair value of structured liabilities and hybrid financial instruments (where performance is linked to structured interest rates, inflation or currency risks) using the appropriate derivative valuation methodology (described above) given the nature of the embedded risk profile. In addition, adjustments are made to the valuations of both non-structured and structured liabilities to reflect our own creditworthiness based on the methodology described in “Incorporation of Credit Risk in Fair Value Measurements – Our Own Credit Risk” above.
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

AIG | 2023 Form 10-K	153

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

December 31, 2023	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$35	$5,581	$—	$—	$—	$5,616
Obligations of states, municipalities and political subdivisions	—	9,816	847	—	—	10,663
Non-U.S. governments	233	12,213	7	—	—	12,453
Corporate debt	—	136,753	1,679	—	—	138,432
RMBS	—	12,804	7,640	—	—	20,444
CMBS	—	13,495	633	—	—	14,128
CLO/ABS	—	13,959	16,038	—	—	29,997
Total bonds available for sale	268	204,621	26,844	—	—	231,733
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	90	1	—	—	91
Non-U.S. governments	—	37	—	—	—	37
Corporate debt	—	2,697	211	—	—	2,908
RMBS	—	105	158	—	—	263
CMBS	—	244	17	—	—	261
CLO/ABS	—	512	1,169	—	—	1,681
Total other bond securities	—	3,685	1,556	—	—	5,241
Equity securities	632	40	56	—	—	728
Other invested assets(b)	—	155	2,070	—	—	2,225
Derivative assets(c):
Interest rate contracts	—	2,826	460	—	—	3,286
Foreign exchange contracts	—	1,235	1	—	—	1,236
Equity contracts	7	1,187	825	—	—	2,019
Credit contracts	—	8	33	—	—	41
Other contracts	—	—	13	—	—	13
Counterparty netting and cash collateral	—	—	—	(3,864)	(2,220)	(6,084)
Total derivative assets	7	5,256	1,332	(3,864)	(2,220)	511
Short-term investments	2,635	8,137	—	—	—	10,772
Market risk benefit assets	—	—	912	—	—	912
Other assets(c)	—	—	243	—	—	243
Separate account assets	87,814	3,191	—	—	—	91,005
Total(d)	$91,356	$225,085	$33,013	$(3,864)	$(2,220)	$343,370
Liabilities:
Policyholder contract deposits	$—	$55	$7,942	$—	$—	$7,997
Market risk benefit liabilities	—	—	5,705	—	—	5,705
Derivative liabilities(c):
Interest rate contracts	—	3,631	—	—	—	3,631
Foreign exchange contracts	—	891	3	—	—	894
Equity contracts	2	680	63	—	—	745
Credit contracts	—	4	33	—	—	37
Other contracts	—	—	2	—	—	2
Counterparty netting and cash collateral	—	—	—	(3,864)	(1,050)	(4,914)
Total derivative liabilities	2	5,206	101	(3,864)	(1,050)	395
Fortitude Re funds withheld payable	—	—	(1,226)	—	—	(1,226)
Other liabilities	—	107	122	—	—	229
Long-term debt	—	53	—	—	—	53
Total	$2	$5,421	$12,644	$(3,864)	$(1,050)	$13,153

154	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

December 31, 2022	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$25	$6,594	$—	$—	$—	$6,619
Obligations of states, municipalities and political subdivisions	—	11,275	824	—	—	12,099
Non-U.S. governments	158	13,326	1	—	—	13,485
Corporate debt	—	134,992	2,847	—	—	137,839
RMBS	—	11,264	7,553	—	—	18,817
CMBS	—	13,267	926	—	—	14,193
CLO/ABS	—	10,356	12,748	—	—	23,104
Total bonds available for sale	183	201,074	24,899	—	—	226,156
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	111	—	—	—	111
Non-U.S. governments	—	66	—	—	—	66
Corporate debt	—	1,976	416	—	—	2,392
RMBS	—	113	173	—	—	286
CMBS	—	303	28	—	—	331
CLO/ABS	—	389	910	—	—	1,299
Total other bond securities	—	2,958	1,527	—	—	4,485
Equity securities	518	18	39	—	—	575
Other invested assets (b)	—	145	2,075	—	—	2,220
Derivative assets(c):
Interest rate contracts	1	3,410	311	—	—	3,722
Foreign exchange contracts	—	1,844	—	—	—	1,844
Equity contracts	11	132	285	—	—	428
Commodity contracts	—	9	—	—	—	9
Credit contracts	—	—	32	—	—	32
Other contracts	—	—	14	—	—	14
Counterparty netting and cash collateral	—	—	—	(3,895)	(1,640)	(5,535)
Total derivative assets	12	5,395	642	(3,895)	(1,640)	514
Short-term investments	2,821	2,887	—	—	—	5,708
Market risk benefit assets	—	—	796	—	—	796
Other assets(c)	—	—	107	—	—	107
Separate account assets	81,655	3,198	—	—	—	84,853
Total	$85,189	$215,675	$30,085	$(3,895)	$(1,640)	$325,414
Liabilities:
Policyholder contract deposits	$—	$41	$5,367	$—	$—	$5,408
Market risk benefit liabilities	—	—	4,736	—	—	4,736
Derivative liabilities(c):
Interest rate contracts	—	4,838	—	—	—	4,838
Foreign exchange contracts	—	1,138	—	—	—	1,138
Equity contracts	2	10	14	—	—	26
Credit contracts	—	9	32	—	—	41
Counterparty netting and cash collateral	—	—	—	(3,895)	(1,917)	(5,812)
Total derivative liabilities	2	5,995	46	(3,895)	(1,917)	231
Fortitude Re funds withheld payable	—	—	(2,235)	—	—	(2,235)
Other liabilities	—	—	112	—	—	112
Long-term debt	—	56	—	—	—	56
Total	$2	$6,092	$8,026	$(3,895)	$(1,917)	$8,308
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $9.5 billion and $9.8 billion as of December 31, 2023 and 2022, respectively.
(c)Presented as part of Other assets and Other liabilities on the Consolidated Balance Sheets.
(d)Excludes $182 million of assets reclassified to Assets held for sale on the Consolidated Balance Sheets.

AIG | 2023 Form 10-K	155

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the years ended December 31, 2023 and 2022 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Consolidated Balance Sheets at December 31, 2023 and 2022:

(in millions)	Fair Value Beginning of Year	MRBs and Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
December 31, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$824	$(2)	$67	$(31)	$—	$(11)	$—	$847	$—	$35
Non-U.S. governments	1	1	1	(5)	11	(2)	—	7	—	1
Corporate debt	2,847	(104)	24	(595)	818	(1,295)	(16)	1,679	—	(24)
RMBS	7,553	430	12	(249)	33	(139)	—	7,640	—	(63)
CMBS	926	(23)	(49)	(58)	223	(386)	—	633	—	(94)
CLO/ABS	12,748	228	408	2,070	675	(251)	160	16,038	—	243
Total bonds available for sale	24,899	530	463	1,132	1,760	(2,084)	144	26,844	—	98
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	1	—	—	—	1	—	—
Corporate debt	416	(14)	—	—	—	(191)	—	211	(15)	—
RMBS	173	9	—	(24)	—	—	—	158	(5)	—
CMBS	28	(4)	—	(7)	—	—	—	17	—	—
CLO/ABS	910	68	—	153	5	(47)	80	1,169	(36)	—
Total other bond securities	1,527	59	—	123	5	(238)	80	1,556	(56)	—
Equity securities	39	1	—	27	10	(20)	(1)	56	1	—
Other invested assets	2,075	(150)	11	90	44	—	—	2,070	(151)	—
Other assets	107	—	—	136	—	—	—	243	—	—
Total(a)	$28,647	$440	$474	$1,508	$1,819	$(2,342)	$223	$30,769	$(206)	$98
(in millions)	Fair Value Beginning of Year	MRBs and Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
Liabilities:
Policyholder contract deposits	$5,367	$1,464	$—	$1,111	$—	$—	$—	$7,942	$(733)	$—
Derivative liabilities, net:
Interest rate contracts	(311)	11	—	(160)	—	—	—	(460)	82	—
Foreign exchange contracts	—	2	—	—	—	—	—	2	(2)	—
Equity contracts	(271)	99	—	(590)	—	—	—	(762)	438	—
Other contracts	(14)	(64)	—	67	—	—	—	(11)	64	—
Total derivative liabilities, net(b)	(596)	48	—	(683)	—	—	—	(1,231)	582	—
Fortitude Re funds withheld payable	(2,235)	2,007	—	(998)	—	—	—	(1,226)	(872)	—
Other Liabilities	112	10	—	—	—	—	—	122	—	—
Total(c)	$2,648	$3,529	$—	$(570)	$—	$—	$—	$5,607	$(1,023)	$—

156	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	MRBs and Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
December 31, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,431	$1	$(533)	$(104)	$40	$(11)	$—	$824	$—	$(223)
Non-U.S. governments	7	1	3	(10)	3	(3)	—	1	—	(1)
Corporate debt	2,641	37	(238)	(87)	1,155	(661)	—	2,847	—	(217)
RMBS	10,378	452	(1,319)	(1,511)	8	(455)	—	7,553	—	(504)
CMBS	1,190	7	(162)	137	102	(348)	—	926	—	(133)
CLO/ABS	11,215	114	(1,658)	3,279	2,003	(2,205)	—	12,748	—	(1,605)
Total bonds available for sale	26,862	612	(3,907)	1,704	3,311	(3,683)	—	24,899	—	(2,683)
Other bond securities:
Corporate debt	134	(5)	—	158	334	(205)	—	416	(2)	—
RMBS	196	(39)	—	16	—	—	—	173	(38)	—
CMBS	35	(6)	—	(1)	—	—	—	28	(4)	—
CLO/ABS	2,332	(233)	—	(1,182)	77	(84)	—	910	(156)	—
Total other bond securities	2,697	(283)	—	(1,009)	411	(289)	—	1,527	(200)	—
Equity securities	6	(1)	—	27	16	(9)	—	39	(1)	—
Other invested assets	1,948	338	(22)	(26)	47	(210)	—	2,075	355	—
Other assets	114	—	—	(7)	—	—	—	107	—	—
Total(a)	$31,627	$666	$(3,929)	$689	$3,785	$(4,191)	$—	$28,647	$154	$(2,683)
(in millions)	Fair Value Beginning of Year	MRBs and Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
Liabilities:
Policyholder contract deposits	$5,572	$(1,107)	$—	$902	$—	$—	$—	$5,367	$1,363	$—
Derivative liabilities, net:
Interest rate contracts	—	9	—	(245)	(81)	6	—	(311)	71	—
Foreign exchange contracts	(1)	—	—	1	—	—	—	—	(1)	—
Equity contracts	(444)	487	—	(313)	—	(1)	—	(271)	(246)	—
Credit contracts	30	3	—	(1)	—	—	(32)	—	(31)	—
Other contracts	(13)	(65)	—	64	—	—	—	(14)	65	—
Total derivative liabilities, net(b)	(428)	434	—	(494)	(81)	5	(32)	(596)	(142)	—
Fortitude Re funds withheld payable	5,922	(7,481)	—	(676)	—	—	—	(2,235)	7,729	—
Other liabilities	—	—	—	112	—	—	—	112	—	—
Total(c)	$11,066	$(8,154)	$—	$(156)	$(81)	$5	$(32)	$2,648	$8,950	$—
(a)Excludes MRB assets of $912 million at December 31, 2023 and $796 million at December 31, 2022. For additional information, see Note 14.
(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
(c)Excludes MRB liabilities of $5.7 billion at December 31, 2023 and $4.7 billion at December 31, 2022. For additional information, see Note 14.

AIG | 2023 Form 10-K	157

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Market risk benefits and net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Consolidated Statements of Income (Loss) as follows:

(in millions)	Net Investment Income	Net Realized Gains (Losses)	Change in the fair value of market risk benefits, net(c)	Other Income	Total
December 31, 2023
Assets:
Bonds available for sale	$592	$(62)	$—	$—	$530
Other bond securities	59	—	—	—	59
Equity securities	1	—	—	—	1
Other invested assets	(146)	(4)	—	—	(150)
December 31, 2022
Assets:
Bonds available for sale	$694	$(82)	$—	$—	$612
Other bond securities	(283)	—	—	—	(283)
Equity securities	(1)	—	—	—	(1)
Other invested assets	346	(8)	—	—	338

(in millions)	Net Investment Income	Net Realized (Gains) Losses	Change in the fair value of market risk benefits, net(c)	Other Income	Total
December 31, 2023
Liabilities:
Policyholder contract deposits(a)	$—	$1,464	$—	$—	$1,464
Market risk benefit liabilities, net(b)	—	(3)	(1,125)	—	(1,128)
Derivative liabilities, net	—	70	40	(62)	48
Fortitude Re funds withheld payable	—	2,007	—	—	2,007
Other Liabilities	—	10	—	—	10
December 31, 2022
Liabilities:
Policyholder contract deposits(a)	$—	$(1,107)	$—	$—	$(1,107)
Market risk benefit liabilities, net(b)	—	—	(2,344)	—	(2,344)
Derivative liabilities, net	—	520	(25)	(61)	434
Fortitude Re funds withheld payable	—	(7,481)	—	—	(7,481)
(a)Primarily embedded derivatives.
(b)Market risk benefit assets and liabilities have been netted in the above table for presentation purposes only.
(c)The portion of the fair value change attributable to own credit risk is recognized in OCI.
The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the years ended December 31, 2023 and 2022 related to Level 3 assets and liabilities in the Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
December 31, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1	$(27)	$(5)	$(31)
Non-U.S. governments	—	—	(5)	(5)
Corporate debt	229	(34)	(790)	(595)
RMBS	935	(67)	(1,117)	(249)
CMBS	10	(50)	(18)	(58)
CLO/ABS	3,040	(450)	(520)	2,070
Total bonds available for sale	4,215	(628)	(2,455)	1,132
Other bond securities:
Obligations of states, municipalities and political subdivisions	3	(2)	—	1
Corporate debt	204	—	(204)	—
RMBS	6	—	(30)	(24)
CMBS	—	(7)	—	(7)
CLO/ABS	269	(20)	(96)	153
Total other bond securities	482	(29)	(330)	123

158	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Equity securities	32	(2)	(3)	27
Other invested assets	263	—	(173)	90
Other assets	130	—	6	136
Total	$5,122	$(659)	$(2,955)	$1,508
Liabilities:
Policyholder contract deposits	$—	$1,428	$(317)	$1,111
Derivative liabilities, net	(1,156)	28	445	(683)
Fortitude Re funds withheld payable	—	—	(998)	(998)
Total	$(1,156)	$1,456	$(870)	$(570)
December 31, 2022
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$6	$(72)	$(38)	$(104)
Non-U.S. governments	—	—	(10)	(10)
Corporate Debt	143	(79)	(151)	(87)
RMBS	391	(76)	(1,826)	(1,511)
CMBS	195	(17)	(41)	137
CLO/ABS	3,655	(25)	(351)	3,279
Total bonds available for sale	4,390	(269)	(2,417)	1,704
Other bond securities:
Corporate debt	26	—	132	158
RMBS	62	(5)	(41)	16
CMBS	—	(1)	—	(1)
CLO/ABS	750	(1,530)	(402)	(1,182)
Total other bond securities	838	(1,536)	(311)	(1,009)
Equity securities	27	(1)	1	27
Other invested assets	682	—	(708)	(26)
Other assets	—	—	(7)	(7)
Total	$5,937	$(1,806)	$(3,442)	$689
Liabilities:
Policyholder contract deposits	$—	$923	$(21)	$902
Derivative liabilities, net	(687)	12	181	(494)
Fortitude Re funds withheld payable	—	—	(676)	(676)
Other liabilities	—	—	112	112
Total	$(687)	$935	$(404)	$(156)
(a)There were no issuances during the years ended December 31, 2023 and 2022.
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at December 31, 2023 and 2022 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
The Net realized and unrealized gains (losses) included in income (loss) or OCI as shown in the table above excludes $25 million and $(128) million of net gains (losses) related to assets and liabilities transferred into Level 3 during the years ended December 31, 2023 and 2022, respectively, and includes $(34) million and $(129) million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the years ended December 31, 2023 and 2022, respectively.
Transfers of Level 3 Assets
During the years ended December 31, 2023 and 2022, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CLO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.

AIG | 2023 Form 10-K	159

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

During the years ended December 31, 2023 and 2022, transfers out of Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CLO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the year ended December 31, 2023. During the year ended December 31, 2022, transfers of derivatives into Level 3 were primarily due to increased long-dated European swaption activity with SOFR tenors.

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

(in millions)	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$824	Discounted cash flow	Yield	4.97% - 5.31% (5.14%)
Corporate debt	1,803	Discounted cash flow	Yield	5.19% - 8.48% (6.83%)
RMBS(a)	4,656	Discounted cash flow	Constant prepayment rate	4.34% - 9.99% (7.17%)
			Loss severity	33.56% - 87.59% (60.57%)
			Constant default rate	0.76% - 2.56% (1.66%)
			Yield	6.13% - 7.41% (6.77%)
CLO/ABS(a)	14,242	Discounted cash flow	Yield	5.62% - 7.89% (6.76%)
CMBS	587	Discounted cash flow	Yield	5.62% - 17.85% (11.73%)
Market risk benefit assets	912	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.29%
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	2,174	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.29%
Fixed annuities guaranteed benefits	1,111	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(h)	90.00% - 97.50%
			NPA(g)	0.00% - 2.29%
Fixed index annuities guaranteed benefits	2,420	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%

160	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

(in millions)	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
			Utilization(h)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.29%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	6,953	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(h)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.29%
Index life	989	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			Equity volatility	5.85% - 20.36%
			NPA(g)	0.00% - 2.29%

(in millions)	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$799	Discounted cash flow	Yield	5.28% - 5.94% (5.61%)
Corporate debt	2,527	Discounted cash flow	Yield	4.98% - 9.36% (7.17%)
RMBS(a)	5,235	Discounted cash flow	Constant prepayment rate	4.89% - 10.49% (7.69%)
			Loss severity	45.06% - 76.87% (60.97%)
			Constant default rate	0.82% - 2.72% (1.77%)
			Yield	5.98% - 7.75% (6.87%)
CLO/ABS(a)	7,503	Discounted cash flow	Yield	6.00% - 7.97% (6.99%)
CMBS	587	Discounted cash flow	Yield	4.06% - 13.14% (8.60%)
Market risk benefit assets	796	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	2,358	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(h)	80.00% - 100.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%
Fixed annuities guaranteed benefits	680	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.16%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(h)	90.00% - 97.50%
			NPA(g)	0.00% - 2.03%
Fixed index annuities guaranteed benefits	1,698	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 180.00%
			Utilization(h)	60.00% - 97.50%

AIG | 2023 Form 10-K	161

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

(in millions)	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
			Option budget	0.00% - 5.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	4,657	Discounted cash flow	Equity volatility	6.45% - 50.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 180.00%
			Utilization(h)	60.00% - 97.50%
			Option budget	0.00% - 5.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(g)	0.00% - 2.03%
Index life	710	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			Equity volatility	5.75% - 23.63%
			NPA(g)	0.00% - 2.03%
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
(h)The partial withdrawal utilization unobservable input range shown applies only to policies with guaranteed minimum withdrawal benefit riders. The total embedded derivative liability at December 31, 2023 and 2022 was approximately $1.5 billion and $1.1 billion, respectively.
(i)The fixed index annuities embedded derivative associated with index credits related to the contracts with guaranteed product features included in policyholder contract deposits was $1.5 billion and $1.1 billion at December 31, 2023 and 2022, respectively.
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

162	AIG | 2023 Form 10-K

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
•The projected cash flows incorporate best estimate assumptions for policyholder behavior (including mortality, lapses, withdrawals and benefit utilization), along with an explicit risk margin to reflect a market participant’s estimates of the fair value of projected cash flows and policyholder behavior. Estimates of future policyholder behavior assumptions are subjective and based primarily on our historical experience.
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

AIG | 2023 Form 10-K	163

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

		December 31, 2023		December 31, 2022
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$3,617	$2,313	$3,146	$2,448
Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	1,814	782	1,851	840
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	270	141	272	183
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	680	117	732	60
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	292	98	598	142
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi- strategy, and other strategies	2,125	297	1,829	391
Total private equity funds		8,798	3,748	8,428	4,064
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	18	—	92	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	549	—	696	—
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	69	—	414	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	74	—	192	—
Total hedge funds		710	—	1,394	—
Total		$9,508	$3,748	$9,822	$4,064
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

164	AIG | 2023 Form 10-K

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
For additional information related to embedded derivatives, see Note 11.
Additionally, we elect the fair value option for certain alternative investments when such investments are eligible for this election. We believe this measurement basis is consistent with the applicable accounting guidance used by the respective investment company funds themselves.
For additional information on securities and other invested assets for which we have elected the fair value option, see Note 6.
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Years Ended December 31,	Gain (Loss)
(in millions)	2023	2022	2021
Assets:
Other bond securities(a)	$382	$(822)	$(12)
Alternative investments(b)	334	224	1,650
Liabilities:
Long-term debt(c)	3	225	66
Total gain (loss)	$719	$(373)	$1,704
(a)Includes certain securities supporting the funds withheld arrangements with Fortitude Re. For additional information regarding the gains and losses for Other bond securities, see Note 6. For additional information regarding the funds withheld arrangements with Fortitude Re, see Note 8.
(b)Includes certain hedge funds, private equity funds and other investment partnerships.
(c)Includes GIAs, notes, bonds and mortgages payable.
Interest income and dividend income on assets measured under the fair value option are recognized and included in Net investment income in the Consolidated Statements of Income. Interest expense on liabilities measured under the fair value option is reported in Other Income in the Consolidated Statements of Income.
For additional information about our policies for recognition, measurement, and disclosure of interest and dividend income, see Note 6.
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
The following table presents the difference between fair value and the aggregate contractual principal amount of long-term debt for which the fair value option was elected:

	December 31, 2023			December 31, 2022
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference
Liabilities:
Long-term debt*	$53	$44	$9	$56	$45	$11
*Includes GIAs, notes, bonds, loans and mortgages payable.

AIG | 2023 Form 10-K	165

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
For additional information about how we test various asset classes for impairment, see Notes 6 and 7.
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
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				December 31,
(in millions)	Level 1	Level 2	Level 3	Total	2023	2022	2021
December 31, 2023
Other investments	$—	$—	$80	$80	$13	$25	$6
Other assets	—	—	—	—	121	1	67
Total	$—	$—	$80	$80	$134	$26	$73
December 31, 2022
Other investments	$—	$—	$12	$12
Total	$—	$—	$12	$12
In addition to the assets presented in the table above, AIG had $163 million of loans held for sale which are carried at fair value at December 31, 2022. There are no loans that were carried at fair value as of December 31, 2023. There are no associated impairment charges.
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

166	AIG | 2023 Form 10-K

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
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets:
Mortgage and other loans receivable	$—	$272	$48,264	$48,536	$51,553
Other invested assets	—	913	6	919	919
Short-term investments(a)	—	6,428	—	6,428	6,428
Cash(b)	2,155	—	—	2,155	2,155
Other assets	45	—	—	45	45
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	90	130,094	130,184	140,652
Fortitude Re funds withheld payable	—	—	30,710	30,710	30,710
Other liabilities(c)	—	2,467	—	2,467	2,467
Short-term and long-term debt	—	18,595	267	18,862	19,743
Debt of consolidated investment entities	—	43	2,526	2,569	2,591
Separate account liabilities - investment contracts	—	87,215	—	87,215	87,215
December 31, 2022
Assets:
Mortgage and other loans receivable	$—	$89	$45,755	$45,844	$49,442
Other invested assets	—	848	6	854	854
Short-term investments	—	6,668	—	6,668	6,668
Cash	2,043	—	—	2,043	2,043
Other assets	24	9	—	33	33
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	119	129,174	129,293	137,086
Fortitude Re funds withheld payable	—	—	32,618	32,618	32,618
Other liabilities	—	3,101	—	3,101	3,101
Short-term and long-term debt	—	19,328	275	19,603	21,243
Debt of consolidated investment entities	—	3,055	2,478	5,533	5,880
Separate account liabilities - investment contracts	—	80,649	—	80,649	80,649
(a)Excludes $11 million reclassified to Assets held for sale on the Consolidated Balance Sheets.
(b)Excludes $3 million reclassified to Assets held for sale on the Consolidated Balance Sheets.
(c)Excludes $45 million reclassified to Liabilities held for sale on the Consolidated Balance Sheets.

AIG | 2023 Form 10-K	167

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

6. Investments
FIXED MATURITY SECURITIES
Bonds held to maturity are carried at amortized cost when we have the ability and positive intent to hold these securities until maturity. When we do not have the ability or positive intent to hold bonds until maturity, these securities are classified as available for sale or the fair value option has been elected. None of our fixed maturity securities met the criteria for held to maturity classification at December 31, 2023 or 2022.
Unrealized gains and losses from available for sale investments in fixed maturity securities carried at fair value were reported as a separate component of AOCI, net of policy related amounts and deferred income taxes, in shareholders’ equity. Realized and unrealized gains and losses from fixed maturity securities for which the fair value option has been elected are reflected in Net investment income. Investments in fixed maturity securities are recorded on a trade-date basis.
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
SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost and fair value of our available for sale securities:

(in millions)	Amortized Cost	Allowance for Credit Losses(a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$5,885	$—	$58	$(327)	$5,616
Obligations of states, municipalities and political subdivisions	11,387	—	118	(842)	10,663
Non-U.S. governments	13,668	(3)	137	(1,349)	12,453
Corporate debt	154,674	(90)	1,898	(18,050)	138,432
Mortgage-backed, asset-backed and collateralized:
RMBS	20,875	(35)	821	(1,217)	20,444
CMBS	15,379	(34)	46	(1,263)	14,128
CLO/ABS	31,167	—	183	(1,353)	29,997
Total mortgage-backed, asset-backed and collateralized	67,421	(69)	1,050	(3,833)	64,569
Total bonds available for sale(b)	$253,035	$(162)	$3,261	$(24,401)	$231,733
December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$7,094	$—	$21	$(496)	$6,619
Obligations of states, municipalities and political subdivisions	13,195	—	99	(1,195)	12,099
Non-U.S. governments	15,133	(6)	91	(1,733)	13,485
Corporate debt	160,242	(132)	1,152	(23,423)	137,839
Mortgage-backed, asset-backed and collateralized:
RMBS	19,584	(37)	807	(1,537)	18,817
CMBS	15,610	(11)	14	(1,420)	14,193
CLO/ABS	25,135	—	38	(2,069)	23,104

168	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

(in millions)	Amortized Cost	Allowance for Credit Losses(a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Total mortgage-backed, asset-backed and collateralized	60,329	(48)	859	(5,026)	56,114
Total bonds available for sale(b)	$255,993	$(186)	$2,222	$(31,873)	$226,156
(a)Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(b)At December 31, 2023 and 2022, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $17.1 billion or 7 percent and $22.3 billion or 10 percent, respectively.

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

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$1,046	$12	$1,550	$315	$2,596	$327
Obligations of states, municipalities and political subdivisions	1,994	133	5,218	709	7,212	842
Non-U.S. governments	1,901	168	7,483	1,175	9,384	1,343
Corporate debt	15,483	1,936	93,649	16,076	109,132	18,012
RMBS	4,154	288	7,246	880	11,400	1,168
CMBS	2,864	219	8,192	1,027	11,056	1,246
CLO/ABS	6,965	202	13,436	1,151	20,401	1,353
Total bonds available for sale	$34,407	$2,958	$136,774	$21,333	$171,181	$24,291

December 31, 2022
Bonds available for sale:
U.S. government and government sponsored entities	$3,493	$368	$1,816	$128	$5,309	$496
Obligations of states, municipalities and political subdivisions	8,697	1,180	73	15	8,770	1,195
Non-U.S. governments	10,702	1,526	779	191	11,481	1,717
Corporate debt	110,683	19,756	13,778	3,609	124,461	23,365
RMBS	10,953	1,293	1,005	182	11,958	1,475
CMBS	11,620	1,094	1,728	326	13,348	1,420
CLO/ABS	16,852	1,388	4,307	681	21,159	2,069
Total bonds available for sale	$173,000	$26,605	$23,486	$5,132	$196,486	$31,737
At December 31, 2023, we held 27,930 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 22,663 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2022, we held 36,549 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 4,048 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at December 31, 2023 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.

AIG | 2023 Form 10-K	169

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale
The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

December 31, 2023	Total Fixed Maturity Securities Available for Sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
Due in one year or less	$7,963	$7,860
Due after one year through five years	47,489	46,165
Due after five years through ten years	40,869	38,202
Due after ten years	89,200	74,937
Mortgage-backed, asset-backed and collateralized	67,352	64,569
Total	$252,873	$231,733
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Years Ended December 31,
	2023		2022		2021
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$267	$1,329	$446	$1,628	$1,369	$441
For the years ended December 31, 2023, 2022 and 2021, the aggregate fair value of available for sale securities sold was $23.6 billion, $20.5 billion and $27.3 billion, respectively, which resulted in net realized gains (losses) of $(1.1) billion, $(1.2) billion and $928 million, respectively. Included within the net realized gains (losses) are $(133) million, $(311) million and $717 million of net realized gains (losses) for the years ended December 31, 2023, 2022 and 2021, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.

OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

(in millions)	December 31, 2023		December 31, 2022
	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
Obligations of states, municipalities and political subdivisions	$91	2%	$111	2%
Non-U.S. governments	37	1	66	1
Corporate debt	2,908	49	2,392	47
Mortgage-backed, asset-backed and collateralized:
RMBS	263	4	286	6
CMBS	261	4	331	7
CLO/ABS and other collateralized	1,681	28	1,299	26
Total mortgage-backed, asset-backed and collateralized	2,205	36	1,916	39
Total fixed maturity securities	5,241	88	4,485	89
Equity securities	728	12	575	11
Total	$5,969	100%	$5,060	100%

170	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	December 31, 2023	December 31, 2022
Alternative investments(a)(b)	$11,320	$11,809
Investment real estate(c)	2,237	2,153
All other investments(d)	2,660	1,991
Total	$16,217	$15,953
(a)At December 31, 2023, included hedge funds of $0.7 billion and private equity funds of $10.6 billion. At December 31, 2022, included hedge funds of $1.4 billion and private equity funds of $10.4 billion.
(b)The majority of our hedge fund investments are redeemable upon a single month or quarter’s notice, though redemption terms vary from single, immediate withdrawals, to withdrawals staggered up to six quarters. Some of the portfolio consists of illiquid run-off or “side-pocket” positions whose liquidation horizons are uncertain and likely beyond a year after submission of the redemption notice.
(c)Represents values net of accumulated depreciation. At December 31, 2023 and 2022, the accumulated depreciation was $853 million and $786 million, respectively.
(d)Includes AIG's ownership interest in Fortitude Group Holdings, LLC (FRL), and DaVinciRe Holdings Ltd, Class D (DVRH), which are recorded using the measurement alternative for equity securities. Our investment in FRL totaled $156 million and $156 million at December 31, 2023 and 2022, respectively. Our investment in DVRH totaled $300 million at December 31, 2023.
Other Invested Assets Carried at Fair Value
Certain hedge funds, private equity funds, and other investment partnerships for which we have elected the fair value option are reported at fair value with changes in fair value recognized in Net investment income.
Other Invested Assets – Equity Method Investments
We account for hedge funds, private equity funds and other investment partnerships using the equity method of accounting unless our interest is so minor that we may have virtually no influence over partnership operating and financial policies, or we have elected the fair value option. Under the equity method of accounting, our carrying amount generally is our share of the net asset value of the funds or the partnerships, and changes in our share of the net asset values are recorded in Net investment income. In applying the equity method of accounting, we consistently use the most recently available financial information provided by the general partner or manager of each of these investments. Hedge funds are reported as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag. The financial statements of these investees are generally audited annually. The carrying amount of equity method investments totaled $5.5 billion and $6.0 billion as of December 31, 2023 and 2022, respectively, representing various ownership percentages each period.
Summarized Financial Information of Equity Method Investees
The following is the aggregated summarized financial information of our equity method investees, including those for which the fair value option has been elected:

Years Ended December 31,
(in millions)	2023	2022	2021
Operating results:
Total revenues	$4,589	$28,500	$31,560
Total expenses	(2,212)	(2,789)	(2,241)
Net income	$2,377	$25,711	$29,319
At December 31,
(in millions)		2023	2022
Balance sheet:
Total assets		$59,359	$134,435
Total liabilities		$(5,893)	$(14,701)
Other Investments
Also included in Other invested assets are real estate held for investment. These investments are reported at cost, less depreciation and are subject to impairment review, as discussed below.

AIG | 2023 Form 10-K	171

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
•Earnings from alternative investments.
•Prepayment premiums.
The following table presents the components of Net investment income:

Years Ended December 31,	2023			2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$10,780	$917	$11,697	$8,664	$1,067	$9,731	$8,583	$1,468	$10,051
Other fixed maturity securities(a)	43	339	382	(363)	(459)	(822)	(19)	7	(12)
Equity securities	94	—	94	(53)	—	(53)	(237)	—	(237)
Interest on mortgage and other loans	2,450	237	2,687	1,959	203	2,162	1,745	207	1,952
Alternative investments(b)	233	86	319	819	170	989	2,579	321	2,900
Real estate	42	—	42	57	—	57	225	—	225
Other investments(c)	162	(6)	156	359	(5)	354	250	5	255
Total investment income	13,804	1,573	15,377	11,442	976	12,418	13,126	2,008	15,134
Investment expenses	756	29	785	618	33	651	485	37	522
Net investment income	$13,048	$1,544	$14,592	$10,824	$943	$11,767	$12,641	$1,971	$14,612
(a)Included in the years ended December 31, 2022 and 2021 were income (loss) of $(195) million and $(49) million, respectively, related to fixed maturity securities measured at fair value that economically hedge liabilities described in (c) below.
(b)Included income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.
(c)Included in the years ended December 31, 2023, 2022 and 2021 were income (loss) of $(9) million, $186 million and $65 million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above.
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
•Foreign exchange gains and losses resulting from foreign currency transactions.
•Changes in fair value of the embedded derivative related to the Fortitude Re funds withheld assets.

172	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

The following table presents the components of Net realized gains (losses):

Years Ended December 31,		2023		2022			2021
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(929)	$(133)	$(1,062)	$(871)	$(311)	$(1,182)	$211	$717	$928
Intent to sell	—	—	—	(66)	—	(66)	—	—	—
Change in allowance for credit losses on fixed maturity securities	(211)	(9)	(220)	(184)	(32)	(216)	19	7	26
Change in allowance for credit losses on loans	(167)	(62)	(229)	(55)	(47)	(102)	163	9	172
Foreign exchange transactions	101	19	120	(20)	(5)	(25)	22	(5)	17
Index-linked interest credited embedded derivatives, net of related hedges	(784)	—	(784)	(119)	—	(119)	(5)	—	(5)
All other derivatives and hedge accounting*	(374)	(105)	(479)	1,230	(134)	1,096	260	28	288
Sales of alternative investments and real estate investments	98	(2)	96	193	43	236	988	237	1,225
Other	(40)	(3)	(43)	(39)	—	(39)	213	10	223
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(2,306)	(295)	(2,601)	69	(486)	(417)	1,871	1,003	2,874
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(2,007)	(2,007)	—	7,481	7,481	—	(603)	(603)
Net realized gains (losses)	$(2,306)	$(2,302)	$(4,608)	$69	$6,995	$7,064	$1,871	$400	$2,271
*Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 14.

CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

Years Ended December 31,
(in millions)	2023	2022
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$8,511	$(47,741)
Other investments	—	(25)
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$8,511	$(47,766)
*Excludes net unrealized gains and losses attributable to businesses held for sale at December 31, 2023.
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other investments still held at the reporting date:

Years Ended December 31,	2023			2022
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$94	$489	$583	$(53)	$355	$302
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	163	(20)	143	96	(23)	73
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(69)	$509	$440	$(149)	$378	$229
EVALUATING INVESTMENTS FOR AN ALLOWANCE FOR CREDIT LOSSES AND IMPAIRMENTS
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

AIG | 2023 Form 10-K	173

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

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
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Years Ended December 31,	2023			2022			2021
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Balance, beginning of year	$46	$140	$186	$8	$90	$98	$17	$169	$186
Additions:
Securities for which allowance for credit losses were not previously recorded	65	134	199	69	238	307	9	56	65
Reductions:
Securities sold during the period	(5)	(35)	(40)	(3)	(92)	(95)	(4)	(29)	(33)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	(10)	31	21	(27)	(64)	(91)	(14)	(77)	(91)
Write-offs charged against the allowance	(30)	(168)	(198)	—	(30)	(30)	—	(29)	(29)
Other	3	(9)	(6)	(1)	(2)	(3)	—	—	—
Balance, end of year	$69	$93	$162	$46	$140	$186	$8	$90	$98

174	AIG | 2023 Form 10-K

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
We did not purchase securities with more than insignificant credit deterioration since their origination during the twelve months ended December 31, 2023, 2022 and 2021.
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
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	December 31, 2023	December 31, 2022
Fixed maturity securities available for sale	$2,723	$2,968
At December 31, 2023 and 2022, amounts borrowed under repurchase and securities lending agreements totaled $2.6 billion and $3.1 billion, respectively.

AIG | 2023 Form 10-K	175

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
December 31, 2023
Bonds available for sale:
Non-U.S. governments	$—	$277	$—	$—	$—	$277
Corporate debt	38	2,408	—	—	—	2,446
Total	$38	$2,685	$—	$—	$—	$2,723

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
December 31, 2022
Bonds available for sale:
Non-U.S. governments	$—	$20	$—	$—	$—	$20
Corporate debt	—	2,371	577	—	—	2,948
Total	$—	$2,391	$577	$—	$—	$2,968
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
The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	December 31, 2023	December 31, 2022
Securities collateral pledged to us	$1,200	$—
At December 31, 2023, the carrying value of reverse repurchase agreements totaled $1.1 billion.
All secured financing transactions are collateralized and margined on a daily basis consistent with market standards and subject to enforceable master netting arrangements with rights of set off. We do not currently offset any such transactions.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance contracts, was $16.5 billion and $13.6 billion at December 31, 2023 and 2022, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $283 million and $239 million of stock in FHLBs at December 31, 2023 and 2022, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $6.5 billion and $3.0 billion, respectively, at December 31, 2023 and $5.8 billion and $1.8 billion, respectively, at December 31, 2022.
Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $63 million and $63 million, at December 31, 2023 and 2022, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

176	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

Investments held in escrow accounts or otherwise subject to restriction as to their use were $164 million and $301 million, comprised of bonds available for sale and short-term investments at December 31, 2023 and 2022, respectively.
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
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	December 31, 2023	December 31, 2022
Commercial mortgages(a)	$38,009	$37,128
Residential mortgages	8,689	6,130
Life insurance policy loans	1,753	1,758
Commercial loans, other loans and notes receivable(b)	3,940	5,305
Total mortgage and other loans receivable(c)	52,391	50,321
Allowance for credit losses(c)(d)	(838)	(716)
Mortgage and other loans receivable, net(c)	$51,553	$49,605
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 18 percent and 11 percent, respectively, at December 31, 2023 and 19 percent and 11 percent, respectively, at December 31, 2022).
(b)There were no loans that were held for sale carried at lower of cost or market as of December 31, 2023. The net carrying value of loans carried at lower of cost or market was $170 million as of 2022.
(c)Excludes $37.6 billion at both December 31, 2023 and 2022 of loan receivable from AIGFP, which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1.
(d)Does not include allowance for credit losses of $67 million and $69 million, respectively, at December 31, 2023 and 2022, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of December 31, 2023, $27 million and $492 million of residential mortgage loans and commercial mortgage loans, respectively, are placed on nonaccrual status. As of December 31, 2022, $5 million and $703 million of residential mortgage loans and commercial mortgage loans, respectively, are placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Consolidated Balance Sheets. As of December 31, 2023, accrued interest receivable was $20 million and $183 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2022, accrued interest receivable was $15 million and $147 million associated with residential mortgage loans and commercial mortgage loans, respectively.
A significant majority of commercial mortgages in the portfolio are non-recourse loans and, accordingly, the only guarantees are for specific items that are exceptions to the non-recourse provisions. It is therefore extremely rare for us to have cause to enforce the provisions of a guarantee on a commercial real estate or mortgage loan.

AIG | 2023 Form 10-K	177

ITEM 8 | Notes to Consolidated Financial Statements | 7. Lending Activities

Nonperforming loans are generally those loans where payment of contractual principal or interest is more than 90 days past due. Nonperforming loans were not significant for any of the periods presented.
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
(in millions)
>1.2X	$2,555	$6,209	$2,349	$1,387	$4,969	$13,459	$30,928
1.00 - 1.20X	295	1,149	1,574	369	177	2,632	6,196
<1.00X	—	50	—	—	—	835	885
Total commercial mortgages	$2,850	$7,408	$3,923	$1,756	$5,146	$16,926	$38,009

December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
(in millions)
>1.2X	$5,518	$2,457	$1,710	$4,985	$4,120	$11,663	$30,453
1.00 - 1.20X	910	898	473	416	567	1,353	4,617
<1.00X	45	—	23	52	744	1,194	2,058
Total commercial mortgages	$6,473	$3,355	$2,206	$5,453	$5,431	$14,210	$37,128
The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
(in millions)
Less than 65%	$2,446	$4,629	$2,741	$1,303	$2,832	$11,571	$25,522
65% to 75%	290	1,763	794	288	1,937	3,220	8,292
76% to 80%	—	375	99	—	377	340	1,191
Greater than 80%	114	641	289	165	—	1,795	3,004
Total commercial mortgages	$2,850	$7,408	$3,923	$1,756	$5,146	$16,926	$38,009

December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
(in millions)
Less than 65%	$5,425	$2,548	$1,775	$3,958	$3,016	$10,739	$27,461
65% to 75%	998	517	405	1,445	1,487	1,393	6,245
76% to 80%	50	52	—	—	168	229	499
Greater than 80%	—	238	26	50	760	1,849	2,923
Total commercial mortgages	$6,473	$3,355	$2,206	$5,453	$5,431	$14,210	$37,128
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9x at both periods ended December 31, 2023 and December 31, 2022. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 59 percent at both periods ended December 31, 2023 and December 31, 2022. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
The following table presents supplementary credit quality information related to commercial mortgages:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2023
Past Due Status:
In good standing	610	$15,129	$9,679	$4,263	$6,367	$2,053	$446	$37,937	100%
90 days or less delinquent	1	—	29	—	—	—	—	29	—
>90 days delinquent or in process of foreclosure(a)	1	—	—	43	—	—	—	43	—
Total(b)	612	$15,129	$9,708	$4,306	$6,367	$2,053	$446	$38,009	100%
Allowance for credit losses		$94	$415	$109	$90	$38	$6	$752	2%

178	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 7. Lending Activities

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2022
Past Due Status:
In good standing	625	$14,597	$10,102	$3,774	$6,006	$2,027	$407	$36,913	99%
90 days or less delinquent	—	—	—	—	—	—	—	—	—
>90 days delinquent or in process of foreclosure(a)	4	—	173	42	—	—	—	215	1
Total(b)	629	$14,597	$10,275	$3,816	$6,006	$2,027	$407	$37,128	100%
Allowance for credit losses		$100	$351	$81	$71	$29	$8	$640	2%
(a)Includes $156 million of Office loans supporting the Fortitude Re funds withheld arrangements, greater than 90 days delinquent or in process of foreclosure, at December 31, 2022. Office loans supporting the Fortitude Re funds have been foreclosed and are reported in Other invested assets in the Consolidated Balance Sheets at December 31, 2023.
(b)Does not reflect allowance for credit losses.
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
(in millions)
FICO*:
780 and greater	$514	$589	$2,283	$622	$240	$608	$4,856
720 - 779	1,121	625	560	169	99	243	2,817
660 - 719	313	257	113	40	37	128	888
600 - 659	2	20	11	8	9	53	103
Less than 600	—	1	2	2	4	16	25
Total residential mortgages	$1,950	$1,492	$2,969	$841	$389	$1,048	$8,689
December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
(in millions)
FICO*:
780 and greater	$296	$2,204	$654	$232	$77	$567	$4,030
720 - 779	536	728	168	76	32	169	1,709
660 - 719	163	80	28	16	9	62	358
600 - 659	2	4	2	2	2	14	26
Less than 600	—	—	—	1	—	6	7
Total residential mortgages	$997	$3,016	$852	$327	$120	$818	$6,130
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

AIG | 2023 Form 10-K	179

ITEM 8 | Notes to Consolidated Financial Statements | 7. Lending Activities

loan allowance for expected credit losses. Other changes in the liability for expected credit losses on loan commitments are recorded in Net realized gains (losses) in the Consolidated Statements of Income (Loss).
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a):

Years Ended December 31,	2023(b)			2022			2021
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of year	$640	$76	$716	$545	$84	$629	$685	$129	$814
Loans charged off	(109)	—	(109)	(17)	—	(17)	(2)	—	(2)
Net charge-offs	(109)	—	(109)	(17)	—	(17)	(2)	—	(2)
Addition to (release of) allowance for loan losses	221	10	231	112	(8)	104	(138)	(26)	(164)
Divestitures	—	—	—	—	—	—	—	(19)	(19)
Allowance, end of year	$752	$86	$838	$640	$76	$716	$545	$84	$629
(a)Does not include allowance for credit losses of $67 million, $69 million and $71 million, respectively, at December 31, 2023, 2022 and 2021 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
(b)Excludes $37.6 billion at both December 31, 2023 and 2022, of loan receivable from AIGFP, which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1.
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
During the year ended December 31, 2023, commercial mortgage loans with an amortized cost of $87 million (including $56 million supporting the funds withheld arrangements with Fortitude Re) and commercial loans, other loans and notes receivable with an amortized cost of $168 million (none of which were supporting the funds withheld arrangements with Fortitude Re) were granted term extensions. The modified loans represent less than 1 percent of each of these two portfolio segments. These modifications added less than one year to the weighted average life of loans in each of these two portfolio segments.
There were no loans that had defaulted during the year ended December 31, 2023, that had been previously modified with borrowers experiencing financial difficulties.
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
During the year ended December 31, 2022, loans with a carrying value of $219 million were modified as troubled debt restructurings. Effective January 1, 2023, we are no longer required to assess whether loan modifications are troubled debt restructurings.

180	AIG | 2023 Form 10-K

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
Reinsurance assets include the balances due for paid losses and expenses, reserves for losses and expenses reported and outstanding, reserves for IBNR, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and reserved losses and expenses and benefits with respect to these reinsurance agreements are sometimes collateralized. We remain liable to our policyholders regardless of whether our reinsurers meet their obligations under the reinsurance contracts, and as such, we regularly evaluate the financial condition of our reinsurers and monitor concentration of our credit risk. The estimation of the allowance for unrecoverable reinsurance from reinsurers who are unwilling and/or unable to pay amounts due to us requires judgment for which key inputs typically include historical collection rates when amounts due are in dispute or where the reinsurer has suffered a credit event as well as specific reviews of balances in dispute or subject to credit impairment. The allowance for credit losses and disputes on reinsurance assets was $236 million and $295 million at December 31, 2023 and 2022, respectively. Changes in the allowance for credit losses and disputes on reinsurance assets are reflected in Policyholder benefits and losses incurred within the Consolidated Statements of Income (Loss).
Reinsurance recoverables are recognized in a manner consistent with the liabilities relating to the underlying reinsured contracts.
The reinsurance recoverables for coinsurance and modco contracts, along with amounts recoverable on YRT treaties are determined based on updated net premium ratios, reflecting updated actuarial assumptions using locked-in upper-medium investment instrument yield discount rates with changes recognized as remeasurement gains and losses reported in income. In addition, reinsurance recoverables are remeasured at the balance sheet date using current upper-medium grade discount rates with changes reported in OCI. For reinsurance agreements that reinsure existing, or non-contemporaneous (in-force) traditional and limited payment long-duration insurance contracts, the reinsurance recoverable is measured using the upper-medium grade fixed-income instrument yield discount rate assumption related to the effective date of the reinsurance contract. Therefore, for non-contemporaneous reinsurance agreements executed after January 1, 2021, the locked-in rate to accrete interest into the income statement related to the reinsurance recoverable would be different from the locked-in rate used for accreting interest on the direct reserve for future policy benefits. Certain reinsured guaranteed benefits previously reported as reinsurance recoverables are classified as Market risk benefit assets in the Consolidated Balance Sheets and are measured at fair value.
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
(b)Cost of reinsurance is reported in Other liabilities in the Consolidated Balance sheets.
(c)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re. Excludes $5.4 billion of Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes in General Insurance and Other Operations.
The remeasurement of the reinsurance assets using the current upper-medium grade discount rate is offset in AOCI.

AIG | 2023 Form 10-K	181

ITEM 8 | Notes to Consolidated Financial Statements | 8. Reinsurance

The following table provides supplemental information for loss and benefit reserves, gross and net of ceded reinsurance:

At December 31,	2023		2022
(in millions)	As Reported	Net of Reinsurance	As Reported	Net of Reinsurance
Liability for unpaid losses and loss adjustment expenses	$(70,393)	$(39,994)	$(75,167)	$(42,955)
Future policy benefits for life and accident and health insurance contracts	(58,576)	(35,005)	(51,914)	(27,836)
Policyholder contract deposits	(161,979)	(158,171)	(155,984)	(152,375)
Reserve for unearned premiums	(17,387)	(13,117)	(18,338)	(13,992)
Other policyholder funds	(3,356)	(2,817)	(3,463)	(2,898)
Reinsurance assets*	62,587		64,810
*Reinsurance assets excludes (i) allowance for credit losses and disputes of $236 million and $295 million (of which $110 million and $110 million pertains to CECL reserve for Liability for unpaid losses and loss adjustment expenses) for the years ended December 31, 2023 and 2022, respectively, (ii) paid loss recoveries of $4,879 million and $4,662 million for the years ended December 31, 2023 and 2022, respectively, and (iii) policy and contract claims recoverable of $296 million and $545 million for the years ended December 31, 2023 and 2022, respectively.
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
The following table presents short-duration insurance premiums written and earned:

	Years Ended December 31,
(in millions)	2023	2022	2021
Premiums written:
Direct	$31,445	$32,025	$30,910
Assumed	7,951	7,385	7,209
Ceded	(12,190)	(12,650)	(11,702)
Net	$27,206	$26,760	$26,417
Premiums earned:
Direct	$30,781	$32,053	$30,279
Assumed	7,050	7,137	6,640
Ceded	(12,268)	(12,425)	(11,301)
Net	$25,563	$26,765	$25,618
For the years ended December 31, 2023, 2022 and 2021, reinsurance recoveries, which reduced losses and loss adjustment expenses incurred, amounted to $8.1 billion, $7.1 billion and $7.2 billion, respectively.

182	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 8. Reinsurance

Retroactive reinsurance agreements are reinsurance agreements under which our reinsurer agrees to reimburse us as a result of past insurable events. For these agreements, the excess of the amounts ultimately collectible under the agreement over the consideration paid is recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves. The amount of the deferral is recalculated each period based on loss payments and updated estimates. If the consideration paid exceeds the ultimate losses collectible under the agreement, the net loss on the agreement is recognized in income immediately. Ceded loss reserves under retroactive agreements were $12.4 billion and $14.3 billion, and the deferred gain liability was $585 million and $661 million, as of December 31, 2023 and 2022, respectively. The effect on income from amortization of the deferred gain was $82 million, $252 million and $191 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
LONG-DURATION REINSURANCE
Long-duration reinsurance is principally under YRT treaties, along with a large modco treaty reinsuring the majority of our legacy business to a former affiliate, Fortitude Re. Reinsurance premiums ceded are recognized when due, along with corresponding benefits. Amounts recoverable from reinsurers are presented as a component of Reinsurance assets.
The following table presents premiums earned and policy fees for our long-duration life insurance and annuity operations:

Years Ended December 31,
(in millions)	2023	2022	2021
Premiums earned:
Direct	$4,706	$4,739	$4,604
Assumed	4,111	1,318	2,265
Ceded	(1,126)	(966)	(1,202)
Net	$7,691	$5,091	$5,667
Policy Fees:
Direct	$2,873	$2,991	$3,090
Assumed	—	—	—
Ceded	(76)	(78)	(85)
Net	$2,797	$2,913	$3,005
Long-duration reinsurance recoveries, which reduced Policyholder benefits and losses incurred, was approximately $1.1 billion, $0.9 billion and $1.3 billion for the years ended December 31, 2023, 2022 and 2021 respectively.
The following table presents long-duration insurance in-force ceded to other insurance companies:

At December 31,
(in millions)	2023	2022	2021
Long-duration insurance in force ceded	$363,471	$346,879	$363,008
Long-duration insurance in-force assumed as a percentage of gross long-duration insurance in-force was 0.01 percent, 0.01 percent, and 0.01 percent at December 31, 2023, 2022 and 2021, respectively; and premiums assumed represented 46.6 percent, 21.8 percent and 33.0 percent of gross premiums for the years ended December 31, 2023, 2022 and 2021, respectively.
The U.S. Life and Retirement companies manage the capital impact of their statutory reserve requirements for certain whole life and universal life policies through unaffiliated and affiliated reinsurance transactions. An evaluation is performed to determine whether these reinsurance transactions meet the requirements of risk transfer under U.S. GAAP. If risk transfer requirements are not met, deposit accounting is used for these reinsurance transactions with a reinsurance risk charge recorded in income. Under one affiliated reinsurance arrangement, one of the U.S. Life and Retirement subsidiaries had one bilateral letter of credit currently in the amount of $125 million, which was issued on May 9, 2022 and expires on February 7, 2027. As of May 12, 2022, this letter of credit is subject to reimbursement by Corebridge Parent in the event of a drawdown.
For additional information on the use of reinsurance, see Note 20.

AIG | 2023 Form 10-K	183

ITEM 8 | Notes to Consolidated Financial Statements | 8. Reinsurance

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
As of December 31, 2023, approximately $27.6 billion of reserves from our Life and Retirement Run-Off Lines and approximately $3.0 billion of reserves from our General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	December 31, 2023		December 31, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$17,384	$17,384	$18,821	$18,821	Fair value through other comprehensive income (loss)
Fixed maturity securities - fair value option	4,867	4,867	4,182	4,182	Fair value through net investment income
Commercial mortgage loans	3,921	3,685	4,107	3,837	Amortized cost
Real estate investments	184	329	133	348	Amortized cost
Private equity funds / hedge funds	1,910	1,910	1,893	1,893	Fair value through net investment income
Policy loans	330	330	355	355	Amortized cost
Short-term investments	176	176	75	75	Fair value through net investment income
Funds withheld investment assets	28,772	28,681	29,566	29,511
Derivative assets, net(b)	45	45	90	90	Fair value through net realized gains (losses)
Other(c)	758	758	782	782	Amortized cost
Total	$29,575	$29,484	$30,438	$30,383
(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $734 million ($580 million after-tax) and $(7.5) billion ($(5.9) billion after-tax), respectively for the years ended December 31, 2023 and 2022.
(b)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $63 million and $34 million, respectively, as of December 31, 2023. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $192 million and $28 million, respectively, as of December 31, 2022. These derivative assets and liabilities are fully collateralized either by cash or securities.
(c)Primarily comprised of Cash and Accrued investment income.
The impact of the funds withheld arrangements with Fortitude Re was as follows:

Years Ended December 31,
(in millions)	2023	2022	2021
Net investment income - Fortitude Re funds withheld assets	$1,544	$943	$1,971
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized gains (losses) - Fortitude Re funds withheld assets	(295)	(486)	1,003
Net realized gains (losses) - Fortitude Re funds withheld embedded derivative	(2,007)	7,481	(603)
Net realized gains (losses) on Fortitude Re funds withheld assets	(2,302)	6,995	400
Income (loss) from continuing operations before income tax expense (benefit)	(758)	7,938	2,371
Income tax expense (benefit)(a)	(159)	1,667	499
Net income (loss)	(599)	6,271	1,872
Change in unrealized appreciation (depreciation) of all other investments(a)	580	(5,900)	(1,760)
Comprehensive income (loss)	$(19)	$371	$112
(a)The income tax expense (benefit) and the tax impact in AOCI was computed using AIG’s U.S. statutory tax rate of 21 percent.

184	AIG | 2023 Form 10-K

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
Reinsurance Security
Our third-party reinsurance arrangements do not relieve us from our direct obligations to our beneficiaries. Thus, a credit exposure exists with respect to both short-duration and long-duration reinsurance ceded to the extent that any reinsurer fails to meet the obligations assumed under any reinsurance agreement. We hold substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit. A provision has been recorded for estimated unrecoverable reinsurance. In light of collateral held, we believe that no exposure to a single reinsurer represents an inappropriate concentration of credit risk to AIG. Gross reinsurance assets due from reinsurers exceeding 5 percent of our total reinsurance assets were approximately $46.3 billion and $48.4 billion at December 31, 2023 and 2022, respectively, of which approximately $3.2 billion and $3.6 billion at December 31, 2023 and 2022, respectively, was not secured by collateral.
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
The total reinsurance recoverables as of December 31, 2023 were $69.8 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 90 percent of the reinsurance recoverables were investment grade, of which 51 percent related to General Insurance and 39 percent related to Life and Retirement; (ii) approximately 9 percent of the reinsurance recoverables were non-investment grade, the majority of which related to General Insurance and (iii) approximately one percent of the reinsurance recoverables related to entities that were not rated by AIG.
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
As of December 31, 2023 and December 31, 2022, approximately 83 percent and 77 percent, respectively, of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.

AIG | 2023 Form 10-K	185

ITEM 8 | Notes to Consolidated Financial Statements | 8. Reinsurance

Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

Years Ended December 31,	2023			2022			2021
(in millions)	General Insurance	Life and Retirement	Total	General Insurance	Life and Retirement	Total	General Insurance	Life and Retirement	Total
Balance, beginning of year	$260	$84	$344	$281	$101	$382	$292	$83	$375
Addition to (release of) allowance for expected credit losses and disputes, net	(5)	(5)	(10)	(22)	(17)	(39)	6	18	24
Write-offs charged against the allowance for credit losses and disputes	—	(49)	(49)	(5)	—	(5)	(17)	—	(17)
Recoveries of amounts previously written off	—	—	—	2	—	2	—	—	—
Other changes	—	—	—	4	—	4	—	—	—
Balance, end of year	$255	$30	$285	$260	$84	$344	$281	$101	$382
Past-Due Status
We consider a reinsurance asset to be past due when it is 90 days past due. The allowance for credit losses is estimated excluding disputed amounts. An allowance for disputes is established using the losses incurred method for contingencies. Past due balances on claims that are not in dispute were not material for any of the periods presented.

9. Deferred Policy Acquisition Costs
DAC represent those costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts. We defer incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract. Such DAC generally include agent or broker commissions and bonuses, premium taxes, and medical and inspection fees that would not have been incurred if the insurance contract had not been acquired or renewed. Each cost is analyzed to assess whether it is fully deferrable. We partially defer costs, including certain commissions, when we do not believe that the entire cost is directly related to the acquisition or renewal of insurance contracts. Commissions that are not deferred to DAC are recorded in General operating and other expenses in the Consolidated Statements of Income (Loss).
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

186	AIG | 2023 Form 10-K

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
*Excludes $2.5 billion of DAC in General Insurance.
Prior to the adoption of LDTI, DAC for investment-oriented products included the effect of unrealized gains or losses on fixed maturity securities classified as available for sale. At the Transition Date, these adjustments were removed with a corresponding offset in AOCI. As the available for sale portfolio was in an unrealized gain position as of the Transition Date, the adjustment for removal of related balances in AOCI originating from unrealized gains (losses) balances reduced DAC.
The following table presents a rollforward of DAC:

Years Ended December 31, 2023	General Insurance	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets
(in millions)						Total
Balance, beginning of year	$2,310	$4,597	$1,060	$4,839	$51	$12,857
Capitalization	4,135	705	78	473	28	5,419
Amortization expense	(3,747)	(567)	(82)	(403)	(9)	(4,808)
Other, including foreign exchange	(45)	—	—	54	—	9
Dispositions*	(578)	—	—	—	—	(578)
Reclassified to held for sale	—	—	—	(814)	—	(814)
Balance, end of year	$2,075	$4,735	$1,056	$4,149	$70	$12,085
Years Ended December 31, 2022
Balance, beginning of year	$2,428	$4,553	$1,078	$4,904	$38	$13,001
Capitalization	3,648	562	62	429	21	4,722
Amortization expense	(3,536)	(519)	(80)	(415)	(7)	(4,557)
Other, including foreign exchange	(230)	1	—	(79)	(1)	(309)
Balance, end of year	$2,310	$4,597	$1,060	$4,839	$51	$12,857
Years Ended December 31, 2021
Balance, beginning of year	$2,489	$4,421	$1,094	$4,918	$33	$12,955
Capitalization	3,658	579	62	420	10	4,729
Amortization expense	(3,566)	(447)	(78)	(427)	(6)	(4,524)
Other, including foreign exchange	(153)	—	—	(7)	1	(159)
Balance, end of year	$2,428	$4,553	$1,078	$4,904	$38	$13,001
*Includes amounts related to the sale of Validus Re through the date of disposition.

AIG | 2023 Form 10-K	187

ITEM 8 | Notes to Consolidated Financial Statements | 9. Deferred Policy Acquisition Costs

DEFERRED SALES INDUCEMENTS
We offer DSI which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. To qualify for such accounting treatment as an asset, the bonus interest must be explicitly identified in the contract at inception. We must also demonstrate that such amounts are incremental to amounts we credit on similar contracts without bonus interest and are higher than the contracts’ expected ongoing crediting rates for periods after the bonus period. DSI is reported in Other assets, while amortization related to DSI is recorded in Interest credited to policyholder account balances.
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
Prior to the adoption of LDTI, deferred sales inducements for investment-oriented products included the effect of unrealized gains or losses on fixed maturity securities classified as available-for-sale. At the Transition Date, these adjustments were removed with a corresponding offset in AOCI. As the available for sale portfolio was in an unrealized gain position as of the Transition Date, the adjustment for removal of related balances in AOCI originating from unrealized gains (losses) balances reduced DSI.
The following table presents a rollforward of DSI:

Years Ended December 31,	2023			2022			2021
(in millions)	Individual Retirement	Group Retirement	Total	Individual Retirement	Group Retirement	Total	Individual Retirement	Group Retirement	Total
Balance, beginning of year	$381	$177	$558	$428	$191	$619	$474	$205	$679
Capitalization	7	1	8	9	—	9	10	—	10
Amortization expense	(55)	(14)	(69)	(56)	(14)	(70)	(56)	(14)	(70)
Balance, end of year*	$333	$164	$497	$381	$177	$558	$428	$191	$619
*At December 31, 2023, 2022 and 2021, Other assets, excluding DSI, totaled $12.6 billion, $11.8 billion and $14.0 billion, respectively.

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

188	AIG | 2023 Form 10-K

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

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles(e)	Total
December 31, 2023
Assets:
Bonds available for sale	$36	$148	$184
Other bond securities	45	—	45
Equity securities	8	—	8
Mortgage and other loans receivable	—	2,063	2,063
Other invested assets
Alternative investments(a)	2,695	—	2,695
Investment real estate	1,488	—	1,488
Short-term investments	125	10	135
Cash	61	—	61
Accrued investment income	2	7	9
Other assets	94	2	96
Total(b)	$4,554	$2,230	$6,784
Liabilities:
Debt of consolidated investment entities	$1,094	$1,106	$2,200
Other(c)	82	1	83
Total	$1,176	$1,107	$2,283

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles(e)	Total
December 31, 2022
Assets:
Bonds available for sale	$—	$3,672	$3,672
Equity securities	51	—	51
Mortgage and other loans receivable	—	2,221	2,221
Other invested assets
Alternative investments(a)	2,842	—	2,842
Investment real estate	1,731	—	1,731
Short-term investments	191	281	472
Cash	71	—	71
Accrued investment income	—	9	9
Other assets	102	70	172
Total(b)	$4,988	$6,253	$11,241
Liabilities:
Debt of consolidated investment entities	$1,358	$4,336	$5,694
Other(c)	85	47	132
Total	$1,443	$4,383	$5,826
(a)Comprised primarily of investments in real estate joint ventures at December 31, 2023 and 2022.
(b)The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)Comprised primarily of Other liabilities at December 31, 2023 and 2022.
(d)At December 31, 2023 and 2022, off-balance sheet exposure primarily consisting of our insurance companies’ commitments to real estate and investment entities were $1.9 billion and $2.1 billion, respectively, of which commitments to external parties were $0.4 billion and $0.6 billion, respectively.
(e)During the year ended December 31, 2023, as part of the sale of AIG Credit Management, LLC, certain consolidated investment entities were deconsolidated. The impact of the deconsolidation was a decrease of $3.6 billion in assets and $3.1 billion in liabilities, resulting in a pre-tax loss of $14 million.
We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE, (ii) the notional amount of VIE assets or liabilities where we have also provided credit protection to the VIE with the VIE as the referenced obligation, and (iii) other commitments and guarantees to the VIE.

AIG | 2023 Form 10-K	189

ITEM 8 | Notes to Consolidated Financial Statements | 10. Variable Interest Entities

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(c)	Off-Balance Sheet		Total
December 31, 2023
Real estate and investment entities(a)	$528,053	$9,125	$3,720	(d)	$12,845
Other(b)	1,027	58	748	(e)	806
Total	$529,080	$9,183	$4,468		$13,651
December 31, 2022
Real estate and investment entities(a)	$504,219	$9,145	$3,938	(d)	$13,083
Other(b)	1,302	247	747	(e)	994
Total	$505,521	$9,392	$4,685		$14,077
(a)Comprised primarily of hedge funds and private equity funds.
(b)At December 31, 2023 and 2022, excludes approximately $1,971 million and $2,057 million, respectively, of VIE assets related to AIGFP and its consolidated subsidiaries, with maximum off-balance sheet exposure to loss of $1,941 million and $2,033 million, respectively. For additional information, see Note 1.
(c)At December 31, 2023 and 2022, $9.1 billion and $9.3 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.
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
Our maximum exposure in these types of structures is limited to our investment in securities issued by these entities and, where applicable, any unfunded commitments to these entities. Conditional unfunded commitments for these unconsolidated entities are $435 million at December 31, 2023. Based on the nature of our investments and our passive involvement in these types of structures, we have determined that we are not the primary beneficiary of these entities. We have not included these entities in the above tables; however, the fair values of our investments in these structures are reported in Notes 5 and 6.
Additionally from time to time, AIG participates in the design of certain VIEs which we do not consolidate. The notes issued by these VIEs are recognized at fair value and included in available for sale securities in our financial statements. As of December 31, 2023, the total VIE assets from these securitizations are $3 billion, of which AIG’s maximum exposure to loss is $2.4 billion.

190	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 11. Derivatives and Hedge Accounting

11. Derivatives and Hedge Accounting
We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities, fixed maturity securities, outstanding medium- and long-term notes as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and swaps) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures, foreign currency transactions, and foreign denominated investments. Equity derivatives are used to economically mitigate financial risk associated with embedded derivatives and MRBs in certain insurance liabilities. We use credit derivatives to manage our credit exposures. Commodity derivatives are used to hedge exposures within reinsurance contracts. The derivatives are effective economic hedges of the exposures that they are meant to offset. In addition to hedging activities, we also enter into derivative contracts with respect to investment operations, which may include, among other things, CDSs, total return swaps and purchases of investments with embedded derivatives, such as equity-linked notes and convertible bonds.
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
For additional information on embedded derivatives, see Notes 5, 13 and 14.
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Consolidated Balance Sheets:

	December 31, 2023				December 31, 2022
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$1,863	$230	$752	$17	$251	$355	$1,688	$66
Foreign exchange contracts	3,847	416	6,402	336	4,543	642	4,899	317
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	42,549	3,056	42,466	3,614	39,833	3,367	34,128	4,772
Foreign exchange contracts	8,803	820	9,900	558	8,626	1,202	10,397	821
Equity contracts	81,110	2,019	9,595	745	31,264	428	4,740	26
Commodity contracts	—	—	—	—	212	9	20	—
Credit contracts(b)	2,109	41	509	37	1,808	32	933	41
Other contracts(c)	44,640	13	48	2	47,184	14	—	—
Total derivatives, gross	$184,921	$6,595	$69,672	$5,309	$133,721	$6,049	$56,805	$6,043
Counterparty netting(d)		(3,864)		(3,864)		(3,895)		(3,895)
Cash collateral(e)		(2,220)		(1,050)		(1,640)		(1,917)
Total derivatives on Consolidated Balance Sheets(f)		$511		$395		$514		$231
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)As of December 31, 2023 and 2022, included CDSs on super senior multi-sector CLO with a net notional amount of $50 million and $79 million (fair value liability of $32 million and $32 million, respectively). The net notional amount represents the maximum exposure to loss on the portfolio.
(c)Consists primarily of stable value wraps and contracts with multiple underlying exposures.
(d)Represents netting of derivative exposures covered by a qualifying master netting agreement.

AIG | 2023 Form 10-K	191

ITEM 8 | Notes to Consolidated Financial Statements | 11. Derivatives and Hedge Accounting

(e)Represents cash collateral posted and received that is eligible for netting.
(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was $1.2 billion at December 31, 2023 and $2.2 billion at December 31, 2022. Fair value of liabilities related to bifurcated embedded derivatives was $8.0 billion and $5.4 billion, respectively, at December 31, 2023 and 2022. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities and index universal life products, which include equity and interest rate components, and the funds withheld arrangement with Fortitude Re. For additional information, see Note 8.
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
Collateral posted by us to third parties for derivative transactions was $1.9 billion and $2.9 billion at December 31, 2023 and 2022, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $2.8 billion and $2.0 billion at December 31, 2023 and 2022, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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
We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the years ended December 31, 2023, 2022 and 2021, we recognized gains (losses) of $(44) million, $312 million and $201 million, respectively, included in Change in foreign currency translation adjustments in Other comprehensive income (loss) related to the net investment hedge relationships.
A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

192	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 11. Derivatives and Hedge Accounting

The following table presents the gain (loss) recognized in income on our derivative instruments in fair value hedging relationships in the Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Income for:
(in millions)	Hedging Derivatives(a)	Excluded Components(b)	Hedged Items	Net Impact
Year Ended December 31, 2023
Interest rate contracts:
Interest credited to policyholder account balances	$79	$—	$(99)	$(20)
Foreign exchange contracts:
Net realized gains/(losses)	(422)	(11)	422	(11)
Year Ended December 31, 2022
Interest rate contracts:
Interest credited to policyholder account balances	$(81)	$—	$83	$2
Net investment income	11	—	(12)	(1)
Foreign exchange contracts:
Net realized gains/(losses)	382	244	(382)	244
Year Ended December 31, 2021
Interest rate contracts:
Interest credited to policyholder account balances	$(19)	$—	$17	$(2)
Net investment income	9	—	(11)	(2)
Foreign exchange contracts:
Net realized gains/(losses)	210	139	(210)	139
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
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Consolidated Statements of Income (Loss):

Years Ended December 31,	Gains (Losses) Recognized in Income
(in millions)	2023	2022	2021
By Derivative Type:
Interest rate contracts	$(404)	$(2,190)	$(573)
Foreign exchange contracts	(384)	1,149	278
Equity contracts	(142)	(497)	(736)
Commodity contracts	9	(13)	(9)
Credit contracts	(2)	(4)	(12)
Other contracts	64	100	64
Embedded derivatives	(3,485)	8,566	(1,079)
Total	$(4,344)	$7,111	$(2,067)
By Classification:
Policy fees	$64	$63	$61
Net investment income - excluding Fortitude Re funds withheld assets	—	2	5
Net investment income - Fortitude Re funds withheld assets	(11)	(10)	—
Net realized gains (losses) - excluding Fortitude Re funds withheld assets(a)	(1,158)	1,111	263
Net realized gains (losses) on Fortitude Re funds withheld assets(b)	(2,112)	7,347	(575)
Policyholder benefits and claims incurred	—	(19)	(4)
Change in the fair value of market risk benefits, net(c)	(1,127)	(1,383)	(1,817)
Total	$(4,344)	$7,111	$(2,067)
(a)Includes $13 million gain related to the sale of Laya and AIG Life. For further details on these transactions, see Notes 1 and 4.
(b)Includes over-the-counter derivatives supporting the funds withheld arrangements with Fortitude Re and the embedded derivative contained within the funds withheld payable with Fortitude Re.
(c)This represents activity related to derivatives that economically hedged changes in the fair value of certain market risk benefits.

AIG | 2023 Form 10-K	193

ITEM 8 | Notes to Consolidated Financial Statements | 11. Derivatives and Hedge Accounting

CREDIT RISK-RELATED CONTINGENT FEATURES
We estimate that at December 31, 2023, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $6 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $32 million and $32 million at December 31, 2023 and 2022, respectively. The aggregate fair value of assets posted as collateral under these contracts at December 31, 2023 and 2022, was approximately $34 million and $34 million, respectively.
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
We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income. Our investments in these hybrid securities are reported as Other bond securities in the Consolidated Balance Sheets. The fair value of these hybrid securities was under $1 million at both December 31, 2023 and 2022, respectively. These securities have par amounts of $42 million and $42 million at December 31, 2023 and 2022, respectively, and have remaining stated maturity dates that extend to 2052.

12. Goodwill and Other Intangible Assets
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or one level below, and the test is performed annually, or more frequently if circumstances indicate an impairment may have occurred. At December 31, 2023, goodwill is reported within our General Insurance business – North America and International operating segments, our Life and Retirement business – Life Insurance operating segment and our Other Operations segment. When a business is transferred from one reporting unit to another, goodwill from the original reporting unit is allocated among reporting units based on the fair value of business transferred, relative to business retained by a reporting unit.
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

194	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Goodwill and Other Intangible Assets

The following table presents the changes in goodwill by operating segment:

	General Insurance
(in millions)	North America	International	Life Insurance	Other Operations	Total
Balance at January 1, 2022:
Goodwill - gross	$3,791	$3,443	$239	$60	$7,533
Accumulated impairments	(1,145)	(2,255)	(67)	(10)	(3,477)
Net goodwill	2,646	1,188	172	50	4,056
Increase (decrease) due to:
Other	—	(92)	(16)	(21)	(129)
Balance at December 31, 2022:
Goodwill - gross	3,791	3,351	223	39	7,404
Accumulated impairments	(1,145)	(2,255)	(67)	(10)	(3,477)
Net goodwill	2,646	1,096	156	29	3,927
Increase (decrease) due to:
Dispositions*	(369)	—	(30)	(9)	(408)
Reclassified to held for sale	—	—	(23)	—	(23)
Other	—	42	—	1	43
Balance at December 31, 2023:
Goodwill - gross	3,422	3,393	170	31	7,016
Accumulated impairments	(1,145)	(2,255)	(67)	(10)	(3,477)
Net goodwill	$2,277	$1,138	$103	$21	$3,539
*Primarily represents amounts related to the sale of Validus Re through the date of disposition.
Indefinite lived intangible assets are not subject to amortization. Indefinite lived intangible assets primarily include Lloyd’s syndicate capacity and brand names. Finite lived intangible assets are amortized over their useful lives. Finite lived intangible assets primarily include distribution networks and are recorded net of accumulated amortization. The Company tests indefinite lived intangible assets for impairment on an annual basis or whenever events or circumstances suggest that the carrying value of an intangible asset may exceed the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If this condition exists and the carrying value of an intangible asset exceeds its fair value, the excess is recognized as an impairment and is recorded as a charge against net income (loss).
The Other intangible assets and Value of distribution network acquired (VODA) were $394 million and $704 million at December 31, 2023 and 2022, respectively.

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
Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.1 billion at both December 31, 2023 and 2022, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At December 31, 2023 and 2022 we held collateral of approximately $8.7 billion and $8.6 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both December 31, 2023 and 2022.

AIG | 2023 Form 10-K	195

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table presents the rollforward of activity in loss reserves:

Years Ended December 31,
(in millions)	2023	2022	2021
Liability for unpaid loss and loss adjustment expenses, beginning of year	$75,167	$79,026	$77,720
Reinsurance recoverable	(32,102)	(35,213)	(34,431)
Net Liability for unpaid loss and loss adjustment expenses, beginning of year	43,065	43,813	43,289
Losses and loss adjustment expenses incurred:
Current year	15,100	16,434	16,434
Prior years, excluding discount and amortization of deferred gain	(392)	(530)	(171)
Prior years, discount charge (benefit)	307	(605)	(131)
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(81)	(252)	(190)
Total losses and loss adjustment expenses incurred	14,934	15,047	15,942
Losses and loss adjustment expenses paid:
Current year	(3,836)	(4,011)	(3,868)
Prior years	(11,868)	(11,066)	(11,503)
Total losses and loss adjustment expenses paid	(15,704)	(15,077)	(15,371)
Other changes:
Foreign exchange effect	606	(1,463)	(593)
Losses and loss adjustment expenses recognized within gain on divestitures	569	—	—
Retroactive reinsurance adjustment (net of discount)(b)	158	745	546
Dispositions(c)	(3,505)	—	—
Reclassified to held for sale, net of reinsurance recoverables	(19)	—	—
Total other changes	(2,191)	(718)	(47)
Liability for unpaid loss and loss adjustment expenses, end of year:
Net liability for unpaid losses and loss adjustment expenses	40,104	43,065	43,813
Reinsurance recoverable	30,289	32,102	35,213
Total	$70,393	$75,167	$79,026
(a)Includes $33 million, $63 million and $53 million for the retroactive reinsurance agreement with NICO covering U.S. asbestos exposures for the years ended December 31, 2023, 2022 and 2021, respectively.
(b)Includes benefit (charge) from change in discount on retroactive reinsurance in the amount of $150 million, $(301) million and $(42) million for the years ended December 31, 2023, 2022 and 2021, respectively.
(c)Includes amounts related to the sale of Validus Re through the date of disposition.
The following table presents the reconciliation of the net liability for unpaid losses and loss adjustment expenses in the following tables to Loss Reserves in the Consolidated Balance Sheets for the year ended December 31, 2023:

(in millions)	Net liability for unpaid losses and loss adjustment expenses as presented in the disaggregated tables below	Reinsurance recoverable on unpaid losses and loss adjustment expenses included in the disaggregated tables below	Gross liability for unpaid losses and loss adjustment expenses
U.S. Workers' Compensation (before discount)	$3,888	$5,203	$9,091
U.S. Excess Casualty	3,321	3,272	6,593
U.S. Other Casualty	4,112	3,676	7,788
U.S. Financial Lines	5,672	1,622	7,294
U.S. Property and Special Risks	4,403	1,494	5,897
U.S. Personal Insurance	767	2,163	2,930
UK/Europe Casualty and Financial lines	7,447	1,951	9,398
UK/Europe Property and Special Risks	2,913	1,665	4,578
UK/Europe and Japan Personal Insurance	1,483	671	2,154
Total	$34,006	$21,717	$55,723
Reconciling Items
Discount on workers' compensation lines			(2,337)
Other product lines*			14,739
Unallocated loss adjustment expenses			2,268
Total Loss Reserves			$70,393
*Reinsurance recoverable for other product lines of $8.7 billion resulted in a net liability for unpaid losses and loss adjustment expenses of $6.0 billion for the year ended December 31, 2023.

196	AIG | 2023 Form 10-K

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
In 2017, we entered into adverse development reinsurance agreement (ADC) cessions with NICO under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior.
The following table presents the reconciliation of net prior year development before the ADC cessions from the tables below to the net prior year development after ADC cessions and amortization of deferred gain for the year ended December 31, 2023:

(in millions)	Prior Year Development Net of External Reinsurance Before ADC Cessions	Prior Year Development Net of External Reinsurance After ADC Cessions(a)	Re-Attribution of ADC Recovery(b)	Amortization of Deferred Gain at Inception	Prior Year Development After Amortization and Re-attribution
U.S. Workers' Compensation	$(267)	$(114)	$(24)	$(52)	$(190)
U.S. Excess Casualty	(32)	18	(27)	(39)	(48)
U.S. Other Casualty	(133)	(133)	36	(37)	(134)
U.S. Financial Lines	94	50	13	(26)	37
U.S. Property and Special Risks	(10)	—	2	(9)	(7)
U.S. Personal Insurance	(64)	(65)	—	(1)	(66)
UK/Europe Casualty and Financial lines	165	165	—	—	165
UK/Europe Property and Special Risks	81	81	—	—	81
UK/Europe and Japan Personal Insurance	(57)	(57)	—	—	(57)
Other Operations Run-Off	(7)	(7)	—	—	(7)
Other product lines	(162)	(172)	—	—	(172)
Subtotal, adjusted pre-tax basis	$(392)	$(234)	$—	$(164)	$(398)
Remove impact of Retroactive Reinsurance
Amortization of deferred gain at inception					164
Prior year development ceded under the Asbestos LPT					—
Prior year development ceded under the ADC					(158)
Total, prior years, excluding discount and amortization of deferred gain					$(392)
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
During 2023, we recognized favorable prior year loss reserve development of $392 million excluding discount and amortization of deferred gain. The development was primarily driven by:
•Favorable development on U.S. Workers’ Compensation of $267 million, net of external reinsurance but before ADC cessions due to a continuation of favorable loss cost trends in guaranteed cost and excess segments across most accident years;
•Favorable development on U.S. Excess Casualty of $32 million, net of external reinsurance but before ADC cessions, driven by favorable development on the Excess Construction Runoff Portfolio;
•Favorable development on U.S Other Casualty of $133 million, net of external reinsurance but before ADC cessions, largely driven by favorable experience in construction defect and construction wraps as well as guaranteed cost auto and general liability;
•Unfavorable development in U.S. Financial Lines of $94 million, net of external reinsurance but before ADC cessions, due to unfavorable development on High Attaching Excess D&O, M&A, Primary National D&O, Cyber data privacy claims, and Architects & Engineers, partially offset by favorable development on Primary Private Not for Profit D&O and Financial Institutions D&O;
•Favorable development on U.S Property and Special Risks of $10 million, net of external reinsurance but before ADC cessions, reflecting favorable development on prior year catastrophes in the 2017-2021 accident years, offset by adverse development on prior year catastrophes in the 2022 accident year;
•Favorable development in U.S. Personal Insurance of $64 million driven by favorable development on prior year catastrophes across several events primarily in the 2017-2020 accident years;

AIG | 2023 Form 10-K	197

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

•Unfavorable development in UK/Europe Casualty and Financial Lines of $165 million due to unfavorable development in auto liability in Europe and UK and in UK D&O and Commercial Professional Indemnity business, partially offset by favorable development in Financial Institutions Professional Indemnity and D&O in Europe and UK and Cyber and Commercial Professional Indemnity in Europe;
•Unfavorable development on UK/Europe Property and Special Risks of $81 million driven by unfavorable development on prior year catastrophes;
•Favorable development on UK/Europe and Japan Personal Insurance of $57 million driven by favorable development in Japan personal auto and A&H business; and
•Favorable development of $162 million in total on other product lines, net of external reinsurance but before ADC cessions, driven by favorable development in global specialty and financial lines in Canada and other International regions.
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

198	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Loss Development Information
The following is information about incurred and paid loss developments as of December 31, 2023, net of reinsurance. The cumulative number of reported claims, the total of IBNR liabilities and expected development on reported loss included within the net incurred loss amounts are presented in the following section.
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

AIG | 2023 Form 10-K	199

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
•Adverse development reinsurance agreement: We have provided the impact of the ADC in an additional table below our Incurred Losses and Allocated Loss Adjustment Expenses tables. The impact of the ADC is shown beginning in 2016 given the retroactive date of the contract and coincides with the effective date of the contract. For the lines of business covered by the agreement (U.S. Workers' Compensation, U.S. Excess Casualty, U.S. Other Casualty, U.S. Financial Lines, U.S. Property and Special Risks and U.S. Personal Insurance or collectively, the Covered Lines), an attribution of the loss recoveries to the line of business by calendar year and accident year is performed based on the underlying distribution of the losses subject to the agreement. Specifically, the future claim payments for all subject incurred losses were projected into future years based on the same actuarial assumptions underlying the related reserves. The additional table presented after discussion of prior year development by line of business reconciles the changes in net ultimates to our overall prior year development and provides the reattribution of loss recoveries for the Covered Lines. The reinsurance terms of the ADC were then used to identify the future claims payments for which 80% will be reimbursed by NICO. At each reporting period, the attribution of the ADC recoveries is performed. The factors that could cause the attribution to lines of business and accident year to change include changes in underlying actuarial assumptions as to timing and amount of future claim payments.
•Incurred but not reported liabilities (IBNR): We include development from past reported losses in IBNR.
•Data excluded from tables: Information with respect to accident years older than ten years is excluded from the development tables. Unallocated loss adjustment expenses are also excluded.
•Foreign exchange: The loss development for operations outside of the U.S. is presented for all accident years using the current exchange rate at December 31, 2023. Although this approach requires restating all prior accident year information, the changes in exchange rates do not impact incurred and paid loss development trends.
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

200	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Supplemental Information: The information about incurred and paid loss development for all periods preceding the year ended December 31, 2023 and the related historical claims payout percentage disclosure is unaudited and is presented as supplementary information.
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
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2023 Prior Year Development Excluding the Impact of ADC	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of ADC	IBNR Impact of ADC	2023 (Net of Impact of ADC)	Total of IBNR Liabilities Net of Impact of ADC
	Unaudited
2014	$1,729	$1,764	$1,866	$1,862	$1,794	$1,709	$1,679	$1,637	$1,614	$1,589	$(25)	$172	41,529	$(349)	$(143)	$1,240	$29
2015		1,708	1,864	1,866	1,814	1,722	1,675	1,634	1,612	1,592	(20)	355	37,109	(438)	(228)	1,154	127
2016			1,299	1,346	1,318	1,140	1,090	1,075	1,036	1,025	(11)	224	31,868	—	—	1,025	224
2017				789	850	776	763	731	712	705	(7)	218	27,695	—	—	705	218
2018					998	1,021	961	911	896	875	(21)	385	22,222	—	—	875	385
2019						887	873	812	801	788	(13)	285	17,000	—	—	788	285
2020							597	573	521	477	(44)	106	13,839	—	—	477	106
2021								597	570	545	(25)	274	10,982	—	—	545	274
2022									523	493	(30)	296	9,339	—	—	493	296
2023										500		397	7,359	—	—	500	397
Total										$8,589	$(196)			$(787)		$7,802
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(4,727)	—			118		(4,609)
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2014, net of reinsurance										4,327	(65)			(3,632)		695
Unallocated loss adjustment expense prior year development											(6)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$8,189	$(267)			$(4,301)		$3,888

AIG | 2023 Form 10-K	201

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	Prior Year Development
	Unaudited
2014	$1,311	$1,310	$1,309	$1,329	$1,223	$1,171	$1,243	$1,240	$(3)
2015	1,279	1,279	1,318	1,134	1,105	1,041	1,092	1,154	62
2016	1,299	1,346	1,318	1,140	1,090	1,075	1,036	1,025	(11)
2017		789	850	776	763	731	712	705	(7)
2018			998	1,021	961	911	896	875	(21)
2019				887	873	812	801	788	(13)
2020					597	573	521	477	(44)
2021						597	570	545	(25)
2022							523	493	(30)
2023								500
Total	$3,889	$4,724	$5,793	$6,287	$6,612	$6,911	$7,394	$7,802	$(92)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below								(4,609)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2014, net of reinsurance								695	(48)
Unallocated loss adjustment expense prior year adjustment									26
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance								$3,888	$(114)
The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	Prior Year Development
	Unaudited
2014	$(555)	$(552)	$(485)	$(380)	$(456)	$(466)	$(371)	$(349)	$22
2015	(585)	(587)	(496)	(588)	(570)	(593)	(520)	(438)	82
2016	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—	—
2023	—	—	—	—	—	—	—	—	—
Total	$(1,140)	$(1,139)	$(981)	$(968)	$(1,026)	$(1,059)	$(891)	$(787)	$104
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below								118
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2014, net of reinsurance								(3,632)	17
Unallocated loss adjustment expense prior year development									32
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance								$(4,301)	$153
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)										Paid Impact of ADC
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
2014	$231	$558	$786	$930	$1,030	$1,096	$1,137	$1,180	$1,207	$1,226	$(64)
2015		234	524	725	854	925	979	1,013	1,038	1,058	(54)
2016			147	378	521	584	630	662	686	694	—
2017				93	224	294	333	367	389	395	—
2018					85	215	296	359	388	409	—
2019						93	219	301	347	389	—
2020							64	159	205	245	—
2021								60	128	171	—
2022									45	102	—
2023										38	—
Total										$4,727	$(118)

202	AIG | 2023 Form 10-K

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
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2023 Prior Year Development Excluding the Impact of ADC	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of ADC	IBNR Impact of ADC	2023 (Net of Impact of ADC)	Total of IBNR Liabilities Net of Impact of ADC
	Unaudited
2014	$938	$1,069	$1,275	$1,260	$1,339	$1,283	$1,248	$1,269	$1,259	$1,245	$(14)	$277	2,985	$(384)	$(144)	$861	$133
2015		989	1,463	1,440	1,603	1,656	1,694	1,721	1,686	1,658	(28)	258	3,142	(462)	(116)	1,196	142
2016			898	1,146	1,162	1,171	1,274	1,250	1,263	1,276	13	314	2,813	—	—	1,276	314
2017				856	1,002	1,097	1,153	1,157	1,200	1,182	(18)	264	2,079	—	—	1,182	264
2018					648	646	721	769	769	779	10	155	1,461	—	—	779	155
2019						577	583	597	612	600	(12)	301	1,347	—	—	600	301
2020							406	413	410	420	10	238	1,284	—	—	420	238
2021								278	277	274	(3)	100	855	—	—	274	100
2022									305	305	—	189	490	—	—	305	189
2023										345		326	303	—	—	345	326
Total										$8,084	$(42)			$(846)		$7,238
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(4,724)	—			251		(4,473)
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2014, net of reinsurance										2,044	(75)			(1,488)		556
Unallocated loss adjustment expense prior year development											85
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$5,404	$(32)			$(2,083)		$3,321
Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	Prior Year Development
	Unaudited
2014	$902	$905	$915	$844	$912	$949	$869	$861	$(8)
2015	1,027	1,015	1,139	1,163	1,211	1,231	1,174	1,196	22
2016	898	1,146	1,162	1,171	1,274	1,250	1,263	1,276	13
2017		856	1,002	1,097	1,153	1,157	1,200	1,182	(18)
2018			648	646	721	769	769	779	10
2019				577	583	597	612	600	(12)
2020					406	413	410	420	10
2021						278	277	274	(3)
2022							305	305	—
2023								345
Total	$2,827	$3,922	$4,866	$5,498	$6,260	$6,644	$6,879	$7,238	$14
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below								(4,473)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2014, net of reinsurance								556	(111)
Unallocated loss adjustment expense prior year adjustment									115
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance								$3,321	$18

AIG | 2023 Form 10-K	203

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	Prior Year Development
	Unaudited
2014	$(373)	$(355)	$(424)	$(439)	$(336)	$(320)	$(390)	$(384)	$6
2015	(436)	(425)	(464)	(493)	(483)	(490)	(512)	(462)	50
2016	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—	—
2023	—	—	—	—	—	—	—	—	—
Total	$(809)	$(780)	$(888)	$(932)	$(819)	$(810)	$(902)	$(846)	$56
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below								251
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2014, net of reinsurance								(1,488)	(36)
Unallocated loss adjustment expense prior year development									30
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance								$(2,083)	$50
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)										Paid Impact of ADC
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
2014	$3	$77	$240	$444	$590	$703	$815	$839	$878	$902	$(80)
2015		9	210	391	718	935	1,061	1,124	1,253	1,291	(171)
2016			28	80	204	388	502	566	670	798	—
2017				1	45	156	505	585	676	781	—
2018					1	125	227	315	414	494	—
2019						7	43	79	157	216	—
2020							4	15	33	128	—
2021								4	43	62	—
2022									14	51	—
2023										1	—
Total										$4,724	$(251)

204	AIG | 2023 Form 10-K

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
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2023 Prior Year Development Excluding the Impact of ADC	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of ADC	IBNR Impact of ADC	2023 (Net of Impact of ADC)	Total of IBNR Liabilities Net of Impact of ADC
	Unaudited
2014	$1,751	$1,721	$1,963	$2,009	$1,910	$1,916	$1,946	$1,935	$1,944	$1,905	$(39)	$46	38,546	$(214)	$(29)	$1,691	$17
2015		1,329	1,762	1,829	1,736	1,794	1,834	1,824	1,815	1,796	(19)	23	35,754	(282)	(8)	1,514	15
2016			1,339	1,343	1,321	1,391	1,340	1,323	1,293	1,297	4	162	29,191	—	—	1,297	162
2017				602	629	738	674	668	643	654	11	21	21,266	—	—	654	21
2018					802	845	837	870	824	810	(14)	148	16,967	—	—	810	148
2019						1,059	1,058	1,053	1,062	1,039	(23)	526	21,036	—	—	1,039	526
2020							524	576	538	540	2	277	11,318	—	—	540	277
2021								795	793	790	(3)	519	10,572	—	—	790	519
2022									793	819	26	617	12,457	—	—	819	617
2023										933		848	10,401	—	—	933	848
Total										$10,583	$(55)			$(496)		$10,087
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(6,668)	—			298		(6,370)
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2014, net of reinsurance										1,448	(67)			(1,053)		395
Unallocated loss adjustment expense prior year development											(11)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$5,363	$(133)			$(1,251)		$4,112
Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	Prior Year Development
		Unaudited
2014	$1,667	$1,678	$1,634	$1,694	$1,701	$1,722	$1,718	$1,691	$(27)
2015	1,361	1,373	1,423	1,493	1,553	1,562	1,563	1,514	(49)
2016	1,339	1,343	1,321	1,391	1,340	1,323	1,293	1,297	4
2017		602	629	738	674	668	643	654	11
2018			802	845	837	870	824	810	(14)
2019				1,059	1,058	1,053	1,062	1,039	(23)
2020					524	576	538	540	2
2021						795	793	790	(3)
2022							793	819	26
2023								933
Total	$4,367	$4,996	$5,809	$7,220	$7,687	$8,569	$9,227	$10,087	$(73)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below								(6,370)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2014, net of reinsurance								395	(73)
Unallocated loss adjustment expense prior year adjustment									13
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance								$4,112	$(133)

AIG | 2023 Form 10-K	205

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	Prior Year Development
	Unaudited
2014	$(296)	$(331)	$(276)	$(222)	$(245)	$(213)	$(226)	$(214)	$12
2015	(401)	(456)	(313)	(301)	(281)	(262)	(252)	(282)	(30)
2016	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—	—
2023	—	—	—	—	—	—	—	—	—
Total	$(697)	$(787)	$(589)	$(523)	$(526)	$(475)	$(478)	$(496)	$(18)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below								298
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2014, net of reinsurance								(1,053)	(6)
Unallocated loss adjustment expense prior year development									24
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance								$(1,251)	$—
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)										Paid Impact of ADC
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
2014	$210	$620	$868	$1,150	$1,392	$1,572	$1,653	$1,719	$1,795	$1,805	$(122)
2015		105	309	769	1,087	1,351	1,485	1,603	1,680	1,707	(176)
2016			77	298	489	703	846	938	1,018	1,074	—
2017				51	111	216	314	455	527	592	—
2018					43	122	227	360	470	565	—
2019						53	138	226	321	410	—
2020							26	73	139	198	—
2021								32	87	169	—
2022									38	112	—
2023										36	—
Total										$6,668	$(298)

206	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

U.S. Financial Lines
U.S. Financial Lines business includes D&O, E&O, EPLI policies and various professional liability subsets of business, as well as the fidelity book of business. This includes cyber coverage and mergers and acquisitions coverage, which have been a growing and evolving portion of this portfolio. These product lines are predominantly claims-made in nature, losses are characterized by low frequency and high severity, and results are often significantly impacted by external economic conditions.
Our analysis is segmented by major coverages, such as D&O, E&O, etc. and then further segmented by major industry groups (e.g. corporate accounts, national accounts, financial institutions, private/not-for-profit, etc.). We also separately review primary business from excess business for certain product lines.
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2023 Prior Year Development Excluding the Impact of ADC	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of ADC	IBNR Impact of ADC	2023 (Net of Impact of ADC)	Total of IBNR Liabilities Net of Impact of ADC
	Unaudited
2014	$1,812	$1,777	$1,892	$1,927	$1,960	$1,981	$2,000	$2,057	$2,014	$2,017	$3	$91	17,650	$(297)	$(68)	$1,720	$23
2015		1,737	1,762	1,743	1,788	1,830	1,874	1,959	2,044	2,048	4	78	16,253	(495)	(63)	1,553	15
2016			1,605	1,855	1,993	2,064	2,139	2,281	2,325	2,308	(17)	133	16,127	—	—	2,308	133
2017				1,564	1,675	1,756	1,846	1,898	1,987	1,957	(30)	130	15,269	—	—	1,957	130
2018					1,640	1,766	1,882	2,063	2,225	2,322	97	498	14,833	—	—	2,322	498
2019						1,503	1,536	1,627	1,926	1,912	(14)	513	13,319	—	—	1,912	513
2020							1,213	1,252	1,408	1,457	49	331	10,390	—	—	1,457	331
2021								1,430	1,408	1,388	(20)	894	7,117	—	—	1,388	894
2022									1,130	1,108	(22)	948	5,809	—	—	1,108	948
2023										1,043		950	6,467	—	—	1,043	950
Total										$17,560	$50			$(792)		$16,768
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(11,645)	—			501		(11,144)
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2014, net of reinsurance										271	27			(223)		48
Unallocated loss adjustment expense prior year development											17
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$6,186	$94			$(514)		$5,672
Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	Prior Year Development
	Unaudited
2014	$1,733	$1,729	$1,753	$1,741	$1,759	$1,761	$1,738	$1,720	$(18)
2015	1,429	1,430	1,462	1,552	1,550	1,595	1,605	1,553	(52)
2016	1,605	1,855	1,993	2,064	2,139	2,281	2,325	2,308	(17)
2017		1,564	1,675	1,756	1,846	1,898	1,987	1,957	(30)
2018			1,640	1,766	1,882	2,063	2,225	2,322	97
2019				1,503	1,536	1,627	1,926	1,912	(14)
2020					1,213	1,252	1,408	1,457	49
2021						1,430	1,408	1,388	(20)
2022							1,130	1,108	(22)
2023								1,043
Total	$4,767	$6,578	$8,523	$10,382	$11,925	$13,907	$15,752	$16,768	$(27)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below								(11,144)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2014, net of reinsurance								48	56
Unallocated loss adjustment expense prior year adjustment									21
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance								$5,672	$50

AIG | 2023 Form 10-K	207

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	Prior Year Development
	Unaudited
2014	$(159)	$(198)	$(207)	$(240)	$(241)	$(296)	$(276)	$(297)	$(21)
2015	(333)	(313)	(326)	(278)	(324)	(364)	(439)	(495)	(56)
2016	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—	—
2023	—	—	—	—	—	—	—	—	—
Total	$(492)	$(511)	$(533)	$(518)	$(565)	$(660)	$(715)	$(792)	$(77)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below								501
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2014, net of reinsurance								(223)	29
Unallocated loss adjustment expense prior year development									4
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance								$(514)	$(44)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)										Paid Impact of ADC
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
2014	$66	$366	$849	$1,158	$1,387	$1,573	$1,658	$1,758	$1,820	$1,849	$(147)
2015		63	390	791	1,055	1,282	1,488	1,686	1,818	1,914	(354)
2016			73	499	1,002	1,358	1,659	1,826	1,903	2,039	—
2017				64	391	761	1,118	1,396	1,515	1,653	—
2018					86	486	835	1,126	1,415	1,601	—
2019						94	367	642	953	1,204	—
2020							84	356	648	915	—
2021								43	151	315	—
2022									30	109	—
2023										46	—
Total										$11,645	$(501)

208	AIG | 2023 Form 10-K

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
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2023 Prior Year Development Excluding the Impact of ADC	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of ADC	IBNR Impact of ADC	2023 (Net of Impact of ADC)	Total of IBNR Liabilities Net of Impact of ADC
	Unaudited
2014	$2,600	$2,396	$2,490	$2,480	$2,494	$2,477	$2,460	$2,446	$2,440	$2,437	$(3)	$4	60,766	$(52)	$(2)	$2,385	$2
2015		2,567	2,506	2,489	2,492	2,466	2,471	2,479	2,490	2,493	3	4	59,513	(100)	(1)	2,393	3
2016			2,674	2,748	2,690	2,697	2,707	2,694	2,700	2,713	13	8	54,821	—	—	2,713	8
2017				4,673	4,239	4,127	4,153	4,173	4,212	4,175	(37)	15	79,764	—	—	4,175	15
2018					2,978	2,993	2,992	3,229	3,201	3,210	9	112	69,922	—	—	3,210	112
2019						2,177	2,146	2,211	2,222	2,177	(45)	25	78,848	—	—	2,177	25
2020							3,391	3,320	3,280	3,238	(42)	761	68,644	—	—	3,238	761
2021								2,339	2,213	2,160	(53)	101	81,795	—	—	2,160	101
2022									3,171	3,281	110	690	85,477	—	—	3,281	690
2023										2,528		777	88,129	—	—	2,528	777
Total										$28,412	$(45)			$(152)		$28,260
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(24,207)	—			87		(24,120)
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2014, net of reinsurance										409	39			(146)		263
Unallocated loss adjustment expense prior year development											(4)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$4,614	$(10)			$(211)		$4,403
Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	Prior Year Development
	Unaudited
2014	$2,423	$2,419	$2,430	$2,401	$2,382	$2,376	$2,364	$2,385	$21
2015	2,365	2,391	2,405	2,372	2,372	2,372	2,375	2,393	18
2016	2,674	2,748	2,690	2,697	2,707	2,694	2,700	2,713	13
2017		4,673	4,239	4,127	4,153	4,173	4,212	4,175	(37)
2018			2,978	2,993	2,992	3,229	3,201	3,210	9
2019				2,177	2,146	2,211	2,222	2,177	(45)
2020					3,391	3,320	3,280	3,238	(42)
2021						2,339	2,213	2,160	(53)
2022							3,171	3,281	110
2023								2,528
Total	$7,462	$12,231	$14,742	$16,767	$20,143	$22,714	$25,738	$28,260	$(6)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below								(24,120)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2014, net of reinsurance								263	9
Unallocated loss adjustment expense prior year adjustment									(3)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance								$4,403	$—

AIG | 2023 Form 10-K	209

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	Prior Year Development
	Unaudited
2014	$(67)	$(61)	$(64)	$(76)	$(78)	$(70)	$(76)	$(52)	$24
2015	(141)	(98)	(87)	(94)	(99)	(107)	(115)	(100)	15
2016	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—	—
2023	—	—	—	—	—	—	—	—	—
Total	$(208)	$(159)	$(151)	$(170)	$(177)	$(177)	$(191)	$(152)	$39
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below								87
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2014, net of reinsurance								(146)	(30)
Unallocated loss adjustment expense prior year development									1
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance								$(211)	$10
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)										Paid Impact of ADC
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
2014	$795	$1,545	$1,869	$2,073	$2,207	$2,293	$2,329	$2,352	$2,362	$2,418	$(20)
2015		844	1,572	1,878	2,121	2,240	2,308	2,344	2,391	2,457	(67)
2016			821	1,747	2,076	2,296	2,464	2,539	2,616	2,647	—
2017				1,137	2,625	3,281	3,638	3,897	3,999	4,055	—
2018					977	2,162	2,509	2,715	2,863	2,994	—
2019						1,039	1,673	1,906	2,037	2,083	—
2020							844	1,613	1,874	2,190	—
2021								878	1,743	1,983	—
2022									1,208	2,207	—
2023										1,173	—
Total										$24,207	$(87)

210	AIG | 2023 Form 10-K

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
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2023 Prior Year Development Excluding the Impact of ADC	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of ADC	IBNR Impact of ADC	2023 (Net of Impact of ADC)	Total of IBNR Liabilities Net of Impact of ADC
	Unaudited
2014	$1,552	$1,562	$1,572	$1,572	$1,583	$1,584	$1,588	$1,587	$1,592	$1,592	$—	$5	275,132	$(8)	$—	$1,584	$5
2015		1,511	1,498	1,494	1,483	1,482	1,485	1,487	1,488	1,487	(1)	8	261,176	(8)	—	1,479	8
2016			1,536	1,533	1,533	1,540	1,542	1,544	1,544	1,541	(3)	12	247,479	—	—	1,541	12
2017				1,878	2,137	2,011	2,057	1,924	1,916	1,896	(20)	15	220,038	—	—	1,896	15
2018					2,188	2,193	2,154	1,937	1,936	1,920	(16)	33	102,256	—	—	1,920	33
2019						1,593	1,664	1,646	1,596	1,578	(18)	43	93,428	—	—	1,578	43
2020							954	906	913	894	(19)	51	55,101	—	—	894	51
2021								748	765	762	(3)	70	56,234	—	—	762	70
2022									517	529	12	93	51,983	—	—	529	93
2023										677		248	32,022	—	—	677	248
Total										$12,876	$(68)			$(16)		$12,860
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(12,060)	—			16		(12,044)
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2014, net of reinsurance										(48)	4			(1)		(49)
Unallocated loss adjustment expense prior year development											—
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$768	$(64)			$(1)		$767
Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	Prior Year Development
	Unaudited
2014	$1,564	$1,564	$1,571	$1,580	$1,584	$1,582	$1,584	$1,584	$—
2015	1,476	1,475	1,472	1,476	1,480	1,482	1,481	1,479	(2)
2016	1,536	1,533	1,533	1,540	1,542	1,544	1,544	1,541	(3)
2017		1,878	2,137	2,011	2,057	1,924	1,916	1,896	(20)
2018			2,188	2,193	2,154	1,937	1,936	1,920	(16)
2019				1,593	1,664	1,646	1,596	1,578	(18)
2020					954	906	913	894	(19)
2021						748	765	762	(3)
2022							517	529	12
2023								677
Total	$4,576	$6,450	$8,901	$10,393	$11,435	$11,769	$12,252	$12,860	$(69)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below								(12,044)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2014, net of reinsurance								(49)	4
Unallocated loss adjustment expense prior year adjustment									—
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance								$767	$(65)

AIG | 2023 Form 10-K	211

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	Prior Year Development
	Unaudited
2014	$(8)	$(8)	$(12)	$(4)	$(4)	$(5)	$(8)	$(8)	$—
2015	(22)	(19)	(11)	(6)	(5)	(5)	(7)	(8)	(1)
2016	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—	—
2023	—	—	—	—	—	—	—	—	—
Total	$(30)	$(27)	$(23)	$(10)	$(9)	$(10)	$(15)	$(16)	$(1)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below								16
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2014, net of reinsurance								(1)	—
Unallocated loss adjustment expense prior year development									—
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance								$(1)	$(1)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)										Paid Impact of ADC
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
2014	$959	$1,380	$1,463	$1,507	$1,536	$1,555	$1,568	$1,572	$1,579	$1,584	$(8)
2015		931	1,320	1,411	1,439	1,455	1,461	1,463	1,468	1,471	(8)
2016			857	1,344	1,422	1,460	1,501	1,512	1,518	1,521	—
2017				941	1,672	1,896	1,789	1,826	1,852	1,861	—
2018					1,227	1,939	1,973	1,789	1,832	1,849	—
2019						884	1,295	1,379	1,416	1,491	—
2020							667	679	725	824	—
2021								488	650	658	—
2022									372	401	—
2023										400	—
Total										$12,060	$(16)

212	AIG | 2023 Form 10-K

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
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (in millions)											December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2023 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2014	$1,036	$1,009	$1,032	$1,039	$1,034	$1,122	$1,064	$1,106	$1,111	$1,117	$6	$75	102,063
2015		1,092	1,233	1,262	1,170	1,244	1,234	1,238	1,258	1,266	8	74	113,865
2016			1,314	1,453	1,497	1,498	1,601	1,597	1,610	1,613	3	100	142,721
2017				1,343	1,323	1,252	1,321	1,381	1,366	1,408	42	177	149,665
2018					1,343	1,415	1,482	1,521	1,619	1,664	45	245	151,467
2019						1,005	1,262	1,334	1,351	1,345	(6)	292	142,426
2020							1,219	1,271	1,216	1,202	(14)	474	85,762
2021								1,375	1,335	1,347	12	723	76,503
2022									1,300	1,261	(39)	894	71,630
2023										1,472		1,100	57,306
Total										$13,695	$57
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(7,109)	—
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2014, net of reinsurance										861	108
Unallocated loss adjustment expense prior year development											—
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$7,447	$165
*The losses reported in the table are not covered by the ADC.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (in millions)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
2014	$72	$258	$409	$529	$629	$695	$757	$818	$859	$883
2015		71	240	433	568	683	859	949	994	1,041
2016			119	379	586	775	930	1,059	1,168	1,260
2017				96	280	447	602	753	896	964
2018					113	374	572	742	903	1,128
2019						98	310	478	658	760
2020							60	228	367	507
2021								51	233	345
2022									57	185
2023										36
Total										$7,109
*The losses reported in the table are not covered by the ADC.

AIG | 2023 Form 10-K	213

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

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
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (in millions)											December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2023 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2014	$1,439	$1,470	$1,431	$1,460	$1,450	$1,426	$1,387	$1,382	$1,360	$1,349	$(11)	$(2)	48,030
2015		1,552	1,469	1,531	1,463	1,444	1,434	1,421	1,455	1,442	(13)	7	54,639
2016			1,536	1,685	1,678	1,682	1,678	1,674	1,609	1,604	(5)	10	57,287
2017				1,649	1,614	1,609	1,616	1,600	1,566	1,565	(1)	12	53,411
2018					1,505	1,555	1,533	1,520	1,468	1,463	(5)	8	44,183
2019						1,138	1,100	1,101	1,090	1,086	(4)	39	33,637
2020							1,301	1,241	1,200	1,218	18	136	25,822
2021								1,019	982	932	(50)	64	22,306
2022									1,123	1,288	165	220	23,295
2023										1,359		539	15,946
Total										$13,306	$94
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(10,479)	—
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2014, net of reinsurance										86	(13)
Unallocated loss adjustment expense prior year development											—
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$2,913	$81
*The losses reported in the table are not covered by the ADC.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (in millions)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
2014	$311	$912	$1,187	$1,255	$1,293	$1,320	$1,329	$1,342	$1,350	$1,354
2015		346	920	1,193	1,295	1,331	1,354	1,362	1,363	1,362
2016			456	1,114	1,367	1,500	1,545	1,574	1,591	1,585
2017				353	940	1,222	1,364	1,420	1,459	1,472
2018					316	978	1,161	1,289	1,303	1,339
2019						264	649	820	907	944
2020							249	668	819	912
2021								189	504	691
2022									194	661
2023										159
Total										$10,479
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

214	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (in millions)											December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2023 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2014	$2,210	$2,220	$2,207	$2,204	$2,197	$2,197	$2,199	$2,197	$2,220	$2,224	$4	$2	1,799,271
2015		2,284	2,264	2,265	2,257	2,255	2,255	2,256	2,254	2,257	3	—	1,777,699
2016			2,241	2,240	2,226	2,221	2,219	2,216	2,209	2,212	3	1	1,794,987
2017				2,196	2,118	2,103	2,099	2,115	2,100	2,108	8	—	1,718,502
2018					2,555	2,461	2,458	2,431	2,450	2,448	(2)	4	1,915,683
2019						2,085	2,050	2,015	2,000	2,002	2	3	1,673,976
2020							1,909	1,771	1,713	1,701	(12)	19	1,389,704
2021								1,776	1,719	1,689	(30)	32	1,387,230
2022									1,889	1,854	(35)	89	2,050,657
2023										1,698		256	1,275,686
Total										$20,193	$(59)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(18,747)	—
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2014, net of reinsurance										37	2
Unallocated loss adjustment expense prior year development											—
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$1,483	$(57)
*The losses reported in the table are not covered by the ADC.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (in millions)
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
2014	$1,198	$1,817	$1,999	$2,090	$2,137	$2,158	$2,170	$2,179	$2,184	$2,189
2015		1,228	1,861	2,046	2,146	2,183	2,209	2,226	2,234	2,244
2016			1,225	1,830	2,013	2,102	2,147	2,173	2,187	2,195
2017				1,200	1,791	1,950	2,020	2,056	2,078	2,077
2018					1,520	2,063	2,225	2,309	2,352	2,404
2019						1,219	1,726	1,854	1,916	1,950
2020							1,020	1,470	1,576	1,619
2021								1,003	1,423	1,533
2022									1,100	1,572
2023										964
Total										$18,747
*The losses reported in the table are not covered by the ADC.
Claims Payout Patterns
The following table presents the historical average annual percentage claims payout on an accident year basis at the same level of disaggregation as presented in the claims development table.

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
U.S. Workers' compensation	11.9%	17.2%	11.0%	7.2%	4.8%	3.2%	2.0%	1.7%	1.5%	1.2%
U.S. Excess casualty	1.2	8.5	9.2	18.1	10.5	7.9	7.4	6.6	2.7	1.9
U.S. Other casualty	5.8	11.3	14.2	14.4	13.7	9.4	6.7	4.0	2.8	0.5
U.S. Financial Lines	3.7	14.6	18.2	15.6	12.5	8.1	6.1	5.8	3.9	1.4
U.S. Property and Special Risks	35.2	32.2	11.8	8.1	4.9	3.1	1.8	1.3	1.5	2.3
U.S. Personal Insurance	61.6	23.8	5.2	0.8	2.4	0.9	0.5	0.3	0.3	0.3
UK/Europe Casualty and Financial Lines	5.6	14.3	12.2	11.3	9.3	10.3	6.1	4.9	3.7	2.1
UK/Europe Property and Special Risks	21.1	38.7	16.7	7.7	2.7	2.1	0.8	0.2	0.3	0.3
UK/Europe and Japan Personal Insurance	57.9	26.2	7.2	3.6	1.8	1.3	0.5	0.4	0.3	0.2

AIG | 2023 Form 10-K	215

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

DISCOUNTING OF LOSS RESERVES
At December 31, 2023 and 2022, the loss reserves reflect a net loss reserve discount of $1.2 billion and $1.3 billion, respectively, including tabular and non-tabular calculations based upon the following assumptions:
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
At December 31, 2023 and 2022, the discount consists of $294 million and $314 million of tabular discount, respectively, and $939 million and $964 million of non-tabular discount for workers’ compensation, respectively. During the years ended December 31, 2023, 2022 and 2021, the benefit / (charge) from changes in discount of $(195) million, $703 million and $193 million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Consolidated Statements of Income (Loss).
The following table presents the components of the loss reserve discount discussed above:

(in millions)	December 31, 2023	December 31, 2022
U.S. workers' compensation	$2,337	$2,532
Retroactive reinsurance	(1,104)	(1,254)
Total reserve discount(a)(b)	$1,233	$1,278
(a)Excludes $196 million and $135 million of discount related to certain long-tail liabilities in the UK at December 31, 2023 and 2022, respectively.
(b)Includes gross discount of $687 million and $763 million, which was 100 percent ceded to Fortitude Re at December 31, 2023 and 2022, respectively.
The following table presents the net loss reserve discount benefit (charge):

Years Ended December 31,
(in millions)	2023	2022	2021
Current accident year	$112	$98	$62
Accretion and other adjustments to prior year discount	(264)	(239)	(88)
Effect of interest rate changes	(43)	844	219
Net reserve discount benefit (charge)	(195)	703	193
Change in discount on loss reserves ceded under retroactive reinsurance	150	(301)	(42)
Net change in total reserve discount*	$(45)	$402	$151
*Excludes $61 million, $19 million and $(35) million of discount related to certain long-tail liabilities in the UK for the years ended December 31, 2023, 2022 and 2021, respectively.
During 2023, net change in total reserve discount was impacted by updates to payout patterns, along with decreases in discount rates due to an increase in U.S. Treasury rates offset by a decrease in the discount spread.
During 2022 and 2021, effective interest rates increased due to an increase in the forward yield curve component of the discount rates reflecting an increase in U.S. Treasury rates along with changes in payout pattern assumptions.
Amortization of Deferred Gain on Retroactive Reinsurance
Amortization of the deferred gain on retroactive reinsurance includes $48 million, $189 million and $137 million related to the adverse development reinsurance cover with NICO for the years ended December 31, 2023, 2022 and 2021, respectively.
Amounts recognized reflect the amortization of the initial deferred gain at inception, as amended for subsequent changes in the deferred gain due to changes in subject reserves.

216	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

FUTURE POLICY BENEFITS
Future policy benefits primarily include reserves for traditional life and annuity payout contracts, which represent an estimate of the present value of future benefits less the present value of future net premiums. Included in Future policy benefits are liabilities for annuities issued in structured settlement arrangements whereby a claimant receives life contingent payments over their lifetime. Also included are pension risk transfer arrangements whereby an upfront premium is received in exchange for guaranteed retirement benefits. All payments under these arrangements are fixed and determinable with respect to their amounts and dates. Structured settlement or other annuitization elections (e.g., certain single premium immediate annuities) that do not involve life contingent payments, but rather payments for a stated period are included in Policyholder contract deposits.
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
The method for constructing and applying the locked-in discount rate assumptions on newly issued business is determined based on factors such as product characteristics and the expected timing of cash flows. This discount rate assumption is derived from market observable yields on upper-medium-grade fixed income instruments. Similar to the current discount rate assumption, the Company may employ conversion and interpolation methodologies when necessary. The applicable interest accretion is reflected in Policyholder benefits and losses incurred in the Consolidated Statements of Income (Loss).
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
Adjustments for change in cash flow assumptions represents revised net premium ratios in excess of 100 percent for certain cohorts at transition, with an offset to Retained earnings.
The effect of the remeasurement at the current single A rate is reported at the Transition Date and each subsequent balance sheet date, with an offset in AOCI.

AIG | 2023 Form 10-K	217

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Prior to adoption, loss recognition for traditional products was adjusted for the effect of unrealized gains on fixed maturity securities available for sale. At the Transition Date, these adjustments were removed with a corresponding offset in AOCI.
The following tables present the balances and changes in the liability for future policy benefits and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Consolidated Balance Sheets:

Year Ended December 31, 2023	General Insurance	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(f)	Total
(in millions, except for liability durations)
Present value of expected net premiums
Balance, beginning of year	$1,929	$—	$—	$11,654	$—	$991	$14,574
Effect of changes in discount rate assumptions (AOCI)	262	—	—	1,872	—	66	2,200
Beginning balance at original discount rate	2,191	—	—	13,526	—	1,057	16,774
Effect of changes in cash flow assumptions	(2)	—	—	34	—	21	53
Effect of actual variances from expected experience	(16)	—	—	62	—	20	66
Adjusted beginning of year balance	2,173	—	—	13,622	—	1,098	16,893
Issuances	122	—	—	1,277	—	—	1,399
Interest accrual	43	—	—	437	—	46	526
Net premium collected	(283)	—	—	(1,464)	—	(118)	(1,865)
Foreign exchange impact	(14)	—	—	265	—	—	251
Other	—	—	—	11	—	(9)	2
Ending balance at original discount rate	2,041	—	—	14,148	—	1,017	17,206
Effect of changes in discount rate assumptions (AOCI)	(339)	—	—	(1,482)	—	(44)	(1,865)
Reclassified to Liabilities held for sale	—	—	—	(4,287)	—	—	(4,287)
Balance, end of year	$1,702	$—	$—	$8,379	$—	$973	$11,054

Present value of expected future policy benefits
Balance, beginning of year	$2,380	$1,223	$211	$21,179	$12,464	$20,429	$57,886
Effect of changes in discount rate assumptions (AOCI)	362	167	2	3,424	2,634	1,083	7,672
Beginning balance at original discount rate	2,742	1,390	213	24,603	15,098	21,512	65,558
Effect of changes in cash flow assumptions(a)	(13)	—	—	62	—	76	125
Effect of actual variances from expected experience(a)	(18)	(5)	(2)	122	15	—	112
Adjusted beginning of year balance	2,711	1,385	211	24,787	15,113	21,588	65,795
Issuances	130	173	18	1,266	5,339	4	6,930
Interest accrual	52	55	11	908	664	1,026	2,716
Benefit payments	(276)	(128)	(26)	(1,921)	(1,087)	(1,503)	(4,941)
Foreign exchange impact	(27)	—	—	345	359	—	677
Other	—	—	—	10	—	(24)	(14)
Ending balance at original discount rate	2,590	1,485	214	25,395	20,388	21,091	71,163
Effect of changes in discount rate assumptions (AOCI)	(441)	(132)	3	(2,745)	(1,906)	(437)	(5,658)
Reclassified to Liabilities held for sale	—	—	—	(5,119)	—	—	(5,119)
Balance, end of year	$2,149	$1,353	$217	$17,531	$18,482	$20,654	$60,386
Net liability for future policy benefits, end of year	$447	$1,353	$217	$9,152	$18,482	$19,681	$49,332
Liability for future policy benefits for certain participating contracts							1,313
Liability for universal life policies with secondary guarantees and similar features(b)							3,786
Deferred profit liability							2,512
Other reconciling items(c)							1,633
Future policy benefits for life and accident and health insurance contracts							58,576
Less: Reinsurance recoverable							(23,571)
Net liability for future policy benefits after reinsurance recoverable							$35,005

Weighted average liability duration of the liability for future policy benefits(d)(e)	9.3	7.8	6.8	12.8	12.1	11.5

218	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Year Ended December 31, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(f)	Total
(in millions, except for liability durations)
Present value of expected net premiums
Balance, beginning of year	$—	$—	$14,369	$—	$1,274	$15,643
Effect of changes in discount rate assumptions (AOCI)	—	—	(706)	—	(150)	(856)
Beginning balance at original discount rate	—	—	13,663	—	1,124	14,787
Effect of changes in cash flow assumptions	—	—	123	—	—	123
Effect of actual variances from expected experience	—	—	(79)	—	7	(72)
Adjusted beginning of year balance	—	—	13,707	—	1,131	14,838
Issuances	—	—	1,358	—	—	1,358
Interest accrual	—	—	397	—	48	445
Net premium collected	—	—	(1,418)	—	(123)	(1,541)
Foreign exchange impact	—	—	(517)	—	—	(517)
Other	—	—	(1)	—	1	—
Ending balance at original discount rate	—	—	13,526	—	1,057	14,583
Effect of changes in discount rate assumptions (AOCI)	—	—	(1,872)	—	(66)	(1,938)
Balance, end of year	$—	$—	$11,654	$—	$991	$12,645

Present value of expected future policy benefits
Balance, beginning of year	$1,373	$264	$27,442	$13,890	$27,674	$70,643
Effect of changes in discount rate assumptions (AOCI)	(95)	(46)	(2,717)	(870)	(5,673)	(9,401)
Beginning balance at original discount rate	1,278	218	24,725	13,020	22,001	61,242
Effect of changes in cash flow assumptions(a)	—	—	140	(6)	—	134
Effect of actual variances from expected experience(a)	(30)	(2)	(94)	3	1	(122)
Adjusted beginning of year balance	1,248	216	24,771	13,017	22,002	61,254
Issuances	216	12	1,374	2,782	9	4,393
Interest accrual	42	10	876	459	1,233	2,620
Benefit payments	(116)	(26)	(1,757)	(821)	(1,483)	(4,203)
Foreign exchange impact	—	—	(657)	(339)	—	(996)
Other	—	1	(4)	—	(249)	(252)
Ending balance at original discount rate	1,390	213	24,603	15,098	21,512	62,816
Effect of changes in discount rate assumptions (AOCI)	(167)	(2)	(3,424)	(2,634)	(1,083)	(7,310)
Balance, end of year	$1,223	$211	$21,179	$12,464	$20,429	$55,506
Net liability for future policy benefits, end of year	$1,223	$211	$9,525	$12,464	$19,438	$42,861
Liability for future policy benefits for certain participating contracts						1,352
Liability for universal life policies with secondary guarantees and similar features(b)						3,355
Deferred profit liability						2,303
Other reconciling items(c)						2,043
Future policy benefits for life and accident and health insurance contracts						51,914
Less: Reinsurance recoverable						(24,078)
Net liability for future policy benefits after reinsurance recoverable						$27,836

Weighted average liability duration of the liability for future policy benefits(d)	7.6	6.9	12.2	10.8	11.4

AIG | 2023 Form 10-K	219

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Year Ended December 31, 2021	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(f)	Total
(in millions, except for liability durations)
Present value of expected net premiums
Balance, beginning of year	$—	$—	$13,793	$—	$1,506	$15,299
Effect of changes in discount rate assumptions (AOCI)	—	—	(1,374)	—	(249)	(1,623)
Beginning balance at original discount rate	—	—	12,419	—	1,257	13,676
Effect of changes in cash flow assumptions	—	—	164	—	(72)	92
Effect of actual variances from expected experience	—	—	371	—	14	385
Adjusted beginning of year balance	—	—	12,954	—	1,199	14,153
Issuances	—	—	1,727	—	—	1,727
Interest accrual	—	—	392	—	54	446
Net premium collected	—	—	(1,364)	—	(129)	(1,493)
Foreign exchange impact	—	—	(46)	—	—	(46)
Other	—	—	—	—	—	—
Ending balance at original discount rate	—	—	13,663	—	1,124	14,787
Effect of changes in discount rate assumptions (AOCI)	—	—	706	—	150	856
Balance, end of year	$—	$—	$14,369	$—	$1,274	$15,643

Present value of expected future policy benefits
Balance, beginning of year	$1,322	$279	$27,918	$11,630	$30,519	$71,668
Effect of changes in discount rate assumptions (AOCI)	(156)	(63)	(4,351)	(1,654)	(7,862)	(14,086)
Beginning balance at original discount rate	1,166	216	23,567	9,976	22,657	57,582
Effect of changes in cash flow assumptions(a)	—	—	193	—	(83)	110
Effect of actual variances from expected experience(a)	1	(1)	413	(3)	(121)	289
Adjusted beginning of year balance	1,167	215	24,173	9,973	22,453	57,981
Issuances	172	21	1,713	3,366	15	5,287
Interest accrual	41	11	876	380	1,085	2,393
Benefit payments	(101)	(28)	(1,981)	(696)	(1,530)	(4,336)
Foreign exchange impact	—	—	(60)	(3)	—	(63)
Other	(1)	(1)	4	—	(22)	(20)
Ending balance at original discount rate	1,278	218	24,725	13,020	22,001	61,242
Effect of changes in discount rate assumptions (AOCI)	95	46	2,717	870	5,673	9,401
Balance, end of year	$1,373	$264	$27,442	$13,890	$27,674	$70,643
Net liability for future policy benefits, end of year	$1,373	$264	$13,073	$13,890	$26,400	$55,000
Liability for future policy benefits for certain participating contracts						1,397
Liability for universal life policies with secondary guarantees and similar features(b)						5,007
Deferred profit liability						2,236
Other reconciling items(c)						2,759
Future policy benefits for life and accident and health insurance contracts						66,399
Less: Reinsurance recoverable						(32,586)
Net liability for future policy benefits after reinsurance recoverable						$33,813

Weighted average liability duration of the liability for future policy benefits(d)	8.6	7.8	14.4	13.0	13.7
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
(d)The weighted average liability durations are calculated as the modified duration using projected future net liability cash flows that are aggregated at the segment level, utilizing the segment level weighted average interest rates and current discount rate, which can be found in the table below.
(e)Includes balances that were reclassified to Liabilities held for sale in the Consolidated Balance sheets. For additional information, see Note 4.
(f)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
For the years ended December 31, 2023, 2022 and 2021 in the traditional and term life insurance block, capping of net premium ratios at 100 percent caused a (credit)/charge to net income of $(1) million, $26 million and $15 million, respectively. The discount rate was updated based on market observable information. Relative to the prior period, the increase in upper-medium-grade fixed income yields resulted in a decrease in the liability for future policy benefits.

220	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table presents the amount of undiscounted expected future benefit payments and undiscounted and discounted expected gross premiums for future policy benefits for nonparticipating contracts:

Years Ended December 31,
(in millions)		2023	2022	2021
General Insurance(a)	Undiscounted expected future benefits and expense	$3,194	$3,325	$3,677
	Undiscounted expected future gross premiums	4,403	4,558	4,899
Individual Retirement	Undiscounted expected future benefits and expense	$2,131	$1,959	$1,747
	Undiscounted expected future gross premiums	—	—	—
Group Retirement	Undiscounted expected future benefits and expense	$313	$321	$328
	Undiscounted expected future gross premiums	—	—	—
Life Insurance(b)	Undiscounted expected future benefits and expense	$40,489	$38,909	$38,869
	Undiscounted expected future gross premiums	30,458	29,035	29,272
Institutional Markets	Undiscounted expected future benefits and expense	$38,253	$25,066	$20,839
	Undiscounted expected future gross premiums	—	—	—
Other(c)	Undiscounted expected future benefits and expense	$43,071	$44,530	$46,038
	Undiscounted expected future gross premiums	2,146	2,262	2,437
(a)General Insurance discounted expected future gross premiums (at current discount rate) for 2023 were $3.0 billion.
(b)Includes balances reclassified to Liabilities held for sale at December 31, 2023. Life Insurance discounted expected future gross premiums (at current discount rate) for 2023 were $20.2 billion.
(c)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re. Other discounted expected future gross premiums (at current discount rate) for 2023 were $1.4 billion.
The following table presents the amount of revenue and interest recognized in the Consolidated Statements of Income (Loss) for future policy benefits for nonparticipating contracts:

Years Ended December 31,	Gross Premiums			Interest Accretion
(in millions)	2023	2022	2021	2023	2022	2021
General Insurance	$477	$487	$547	$9	$8	$7
Individual Retirement	202	224	186	55	42	41
Group Retirement	19	19	21	11	10	11
Life Insurance	2,393	2,342	2,319	471	479	484
Institutional Markets	5,638	2,940	3,818	664	459	380
Other*	215	224	236	980	1,185	1,031
Total	$8,944	$6,236	$7,127	$2,190	$2,183	$1,954
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

Year Ended December 31, 2023	General Insurance	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(b)

Weighted-average interest rate, original discount rate(a)	1.82%	3.75%	5.15%	4.10%	4.14%	4.86%
Weighted-average interest rate, current discount rate(a)	3.78%	5.04%	5.02%	5.04%	4.96%	5.08%

Year Ended December 31, 2022
Weighted-average interest rate, original discount rate	1.77%	3.58%	5.17%	4.08%	3.56%	4.88%
Weighted-average interest rate, current discount rate	3.21%	5.32%	5.30%	5.33%	5.30%	5.36%

Year Ended December 31, 2021
Weighted-average interest rate, original discount rate	1.61%	3.23%	4.96%	4.11%	3.22%	4.83%
Weighted-average interest rate, current discount rate	3.27%	2.75%	2.68%	2.85%	2.71%	3.08%
(a)Weighted-average interest rates for Life Insurance include balances that have been reclassified to Liabilities held-for-sale at December 31, 2023.
(b)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.

AIG | 2023 Form 10-K	221

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Actuarial Assumption Updates for Liability for Future Policy Benefits
In 2023, the life insurance companies recognized an unfavorable impact to net income due to other refinements on life products offset in part by mortality assumption updates. In 2022, the life insurance companies recognized a favorable impact to net income (mostly offset by corresponding DPL adjustment) due to updates to mortality and retirement assumptions on certain pension risk transfer products. In 2021, the life insurance companies recognized an unfavorable impact to net income mainly due to updated mortality on traditional life products.
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
The difference between the gross premium received and recorded as revenue and the net premium is deferred and recognized in policyholder benefits in a constant relationship to insurance in-force, or for annuities, the amount of expected future policy benefits. This deferred profit liability accretes interest and is recorded in the Consolidated Balance Sheets in Future policy benefits. Cash flow assumptions included in the measurement of the DPL are the same as those utilized in the respective LFPBs and are reviewed at least annually. The cash flow estimates for DPLs are updated on a retrospective catch-up basis at the same time as the cash flow estimates for the related LFPBs. The updated LFPB cash flows are used to recalculate the DPL at the inception of the applicable related LFPB cohort. The difference between the recalculated DPL at the beginning of the current reporting period and the carrying amount of the DPL at the current reporting period is recognized as a gain or loss in Policyholder benefits and losses incurred in the Consolidated Statements of Income (Loss).
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
Additional Liabilities: For universal-life type products, insurance benefits in excess of the account balance are generally recognized as expenses in the period incurred unless the design of the product is such that future charges are insufficient to cover the benefits, in which case an “additional liability” is accrued over the life of the contract. These additional liabilities are included in Future policy benefits for life and accident and health insurance contracts in the Consolidated Balance Sheets. Prior to the adoption of the standard, our additional liabilities consisted primarily of guaranteed minimum death benefits (GMDBs) on annuities, as well as universal-life contracts with secondary guarantees. Subsequent to the adoption of this standard, the GMDBs have been reclassified and reported as MRBs, while the universal-life contracts with secondary guarantees continue to be reported as additional liabilities.
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
(a)Adjustments for the reclassification of additional liabilities from Future policy benefits to MRBs represent contract guarantees (e.g., GMDBs) that were previously classified as insurance liabilities within Future policy benefits, but have been reclassified as MRBs as of January 1, 2021. For additional information on the transition impacts associated with LDTI, see Note 15.
(b)Adjustments for the removal of related balances in Accumulated other comprehensive income (loss) originating from unrealized gains (losses) relate to the additional liabilities reclassified from Future policy benefits in the line above.
(c)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.

222	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Our additional liabilities primarily consist of universal life policies with secondary guarantees and these additional liabilities are recognized in addition to the Policyholder account balances. For universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception, a liability is recognized based on a benefit ratio of (a) the present value of total expected payments, in excess of the account value, over the life of the contract, divided by (b) the present value of total expected assessments over the life of the contract. For universal life policies without secondary guarantees, for which profits followed by losses are first expected after contract inception, we establish a liability, in addition to policyholder account balances, so that expected future losses are recognized in proportion to the emergence of profits in the earlier (profitable) years. Universal life account balances are reported within Policyholder contract deposits, while these additional liabilities are reported within the liability for future policy benefits in the Consolidated Balance Sheets. These additional liabilities are also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale on accumulated assessments, with related changes recognized through OCI. The policyholder behavior assumptions for these liabilities include mortality, lapses and premium persistency. The capital market assumptions used for the liability for universal life secondary guarantees include discount rates and net earned rates.
The following table presents the balances and changes in the liability for universal life policies with secondary guarantees and similar features:

Years Ended December 31,	2023			2022			2021
(in millions, except duration of liability)	Life Insurance	Other(b)	Total	Life Insurance	Other(b)	Total	Life Insurance	Other(b)	Total
Balance, beginning of year	$3,300	$55	$3,355	$4,952	$55	$5,007	$5,117	$55	$5,172
Effect of changes in assumptions	(41)	—	(41)	(24)	—	(24)	(116)	—	(116)
Effect of changes in experience	319	(4)	315	303	(4)	299	331	(4)	327
Adjusted beginning balance	3,578	51	3,629	5,231	51	5,282	5,332	51	5,383
Assessments	671	2	673	687	2	689	669	2	671
Excess benefits paid	(943)	—	(943)	(909)	—	(909)	(859)	—	(859)
Interest accrual	132	2	134	126	2	128	136	2	138
Other	(9)	—	(9)	(11)	—	(11)	24	—	24
Changes related to unrealized appreciation (depreciation) of investments	302	—	302	(1,824)	—	(1,824)	(350)	—	(350)
Balance, end of year	3,731	55	3,786	3,300	55	3,355	4,952	55	5,007
Less: Reinsurance recoverable	(164)	—	(164)	(191)	—	(191)	(200)	—	(200)
Balance, end of year, net of Reinsurance recoverable	$3,567	$55	$3,622	$3,109	$55	$3,164	$4,752	$55	$4,807

Weighted average duration of liability(a)	25.4	9.2		26.3	9.5		27.1	9.8
(a)The weighted average duration of liabilities is calculated as the modified duration using projected future net liability cash flows that are aggregated at the segment level, utilizing the segment level weighted average interest rates, which can be found in the table below.
(b)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The following table presents the amount of revenue and interest recognized in the Consolidated Statements of Income (Loss) for the liability for universal life policies with secondary guarantees and similar features:

Years Ended December 31,	Gross Assessments			Interest Accretion
(in millions)	2023	2022	2021	2023	2022	2021
Life Insurance	$1,109	$1,193	$1,187	$132	$126	$136
Other*	37	39	39	2	2	2
Total	$1,146	$1,232	$1,226	$134	$128	$138
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The following table presents the calculation of weighted average interest rate for the liability for universal life policies with secondary guarantees and similar features:

Years Ended December 31,	2023		2022		2021
	Life Insurance	Other*	Life Insurance	Other*	Life Insurance	Other*
Weighted-average interest rate	3.92%	4.20%	3.76%	4.24%	3.74%	4.21%
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.

AIG | 2023 Form 10-K	223

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table presents details concerning our universal life policies with secondary guarantees and similar features:

Years Ended December 31,
(dollars in millions)	2023	2022
Account value	$3,721	$3,514
Net amount at risk	$72,422	$69,335
Average attained age of contract holders	53	53
Actuarial Assumption Updates for Liability for Universal Life Policies With Secondary Guarantees And Similar Features
In 2023, the life insurance companies recognized a favorable impact to net income due to updates to the portfolio yield assumption and refinements to the modeling for universal life with secondary guarantees and similar features, partially offset by updated premium assumptions. In 2022, the life insurance companies recognized a favorable impact to net income due to modeling refinements to reflect actual versus expected asset data related to calls and capital gains. In 2021, the life insurance companies recognized a favorable impact to net income primarily due to the update in the reserving methodology, partially offset by assumption updates to mortality.
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
The following table presents the transition rollforward of Policyholder contract deposits account balances(a):

	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(b)	Total
(in millions)
Pre-adoption December 31, 2020 Policyholder contract deposits	$84,874	$43,805	$10,286	$11,559	$4,145	$154,669
Adjustment for the reclassification of the embedded derivative liability to market risk benefits, net of the host adjustment(s)	(5,671)	(576)	—	—	—	(6,247)
Post-adoption January 1, 2021 Policyholder contract deposits	$79,203	$43,229	$10,286	$11,559	$4,145	$148,422
(a)Excludes Other Operations of $(199) million.
(b)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.

224	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table presents the balances and changes in Policyholder contract deposits account balances(a):

Year Ended December 31, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(d)	Total
(in millions, except for average crediting rate)
Policyholder contract deposits account balance, beginning of year	$89,554	$43,395	$10,224	$11,734	$3,587	$158,494
Deposits	18,188	5,352	1,632	3,813	44	29,029
Policy charges	(840)	(477)	(1,524)	(67)	(64)	(2,972)
Surrenders and withdrawals	(14,025)	(8,310)	(256)	(722)	(93)	(23,406)
Benefit payments	(3,770)	(2,518)	(281)	(2,405)	(300)	(9,274)
Net transfers from (to) separate account	3,617	2,705	3	792	—	7,117
Interest credited	2,188	1,141	413	507	168	4,417
Other	(16)	11	20	(3)	(9)	3
Policyholder contract deposits account balance, end of year	94,896	41,299	10,231	13,649	3,333	163,408
Other reconciling items(b)	(1,429)	(230)	208	93	(71)	(1,429)
Policyholder contract deposits	$93,467	$41,069	$10,439	$13,742	$3,262	$161,979

Weighted average crediting rate	2.68%	2.91%	4.41%	4.08%	4.99%
Cash surrender value(c)	$88,685	$40,210	$9,026	$2,583	$1,712	$142,216

Year Ended December 31, 2022	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(d)	Total
(in millions, except for average crediting rate)
Policyholder contract deposits account balance, beginning of year	$84,097	$43,902	$10,183	$10,804	$3,823	$152,809
Deposits	15,186	4,946	1,674	1,494	48	23,348
Policy charges	(870)	(462)	(1,570)	(69)	(65)	(3,036)
Surrenders and withdrawals	(8,921)	(5,712)	(211)	(134)	(64)	(15,042)
Benefit payments	(3,798)	(2,528)	(216)	(775)	(349)	(7,666)
Net transfers from (to) separate account	2,248	2,149	(5)	144	—	4,536
Interest credited	1,608	1,100	377	301	178	3,564
Other	4	—	(8)	(31)	16	(19)
Policyholder contract deposits account balance, end of year	89,554	43,395	10,224	11,734	3,587	158,494
Other reconciling items(b)	(2,136)	(319)	34	(16)	(73)	(2,510)
Policyholder contract deposits	$87,418	$43,076	$10,258	$11,718	$3,514	$155,984

Weighted average crediting rate	2.43%	2.77%	4.29%	2.71%	4.91%
Cash surrender value(c)	$83,278	$41,831	$8,866	$2,537	$1,808	$138,320

Year Ended December 31, 2021	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(d)	Total
(in millions, except for average crediting rate)
Policyholder contract deposits account balance, beginning of year	$80,012	$43,406	$10,012	$11,351	$4,143	$148,924
Deposits	13,774	5,146	1,702	1,272	53	21,947
Policy charges	(781)	(523)	(1,567)	(65)	(69)	(3,005)
Surrenders and withdrawals	(8,863)	(5,795)	(212)	(91)	(76)	(15,037)
Benefit payments	(4,031)	(2,329)	(245)	(1,948)	(374)	(8,927)
Net transfers from (to) separate account	1,531	2,750	(2)	61	—	4,340
Interest credited	2,444	1,249	447	263	191	4,594
Other	11	(2)	48	(39)	(45)	(27)
Policyholder contract deposits account balance, end of year	84,097	43,902	10,183	10,804	3,823	152,809
Other reconciling items(b)	(1,289)	(259)	117	165	(157)	(1,423)
Policyholder contract deposits	$82,808	$43,643	$10,300	$10,969	$3,666	$151,386

Weighted average crediting rate	2.42	2.79	4.28	2.41	4.92
Cash surrender value(c)	$79,787	$43,359	$8,826	$2,520	$1,880	$136,372
(a)Transactions between the general account and the separate account are presented in this table on a gross basis (e.g., a policyholder's funds are initially deposited into the general account and then simultaneously transferred to the separate account), thus, did not impact the ending balance of policyholder contract deposits.
(b)Includes MRBs that are bifurcated and reported separately, net of embedded derivatives recorded in Policyholder contract deposits. Other also includes amounts related to Other Operations of $(71) million, $(75) million and $(158) million at December 31, 2023, 2022 and 2021, respectively.
(c)Cash surrender value is related to the portion of policyholder contract deposits that have a defined cash surrender value (e.g. GICs, do not have a cash surrender value).
(d)Primarily represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
For information related to net amount at risk, see Note 14.

AIG | 2023 Form 10-K	225

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table presents Policyholder contract deposits account balance by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

December 31, 2023	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$6,498	$2,078	$26,873	$35,449
> 1% - 2%	3,749	22	1,771	5,542
> 2% - 3%	8,046	11	972	9,029
> 3% - 4%	6,610	37	5	6,652
> 4% - 5%	426	—	4	430
> 5%	32	—	3	35
Total	$25,361	$2,148	$29,628	$57,137
Group Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$2,185	$2,344	$6,830	$11,359
> 1% - 2%	3,731	1,242	671	5,644
> 2% - 3%	12,073	211	110	12,394
> 3% - 4%	615	—	—	615
> 4% - 5%	6,635	—	—	6,635
> 5%	144	—	—	144
Total	$25,383	$3,797	$7,611	$36,791
Life Insurance	Range of Guaranteed Minimum Credited Rate
<=1%	$—	$—	$—	$—
> 1% - 2%	—	132	346	478
> 2% - 3%	9	855	1,082	1,946
> 3% - 4%	1,170	496	26	1,692
> 4% - 5%	2,851	—	—	2,851
> 5%	216	—	—	216
Total	$4,246	$1,483	$1,454	$7,183
Total*	$54,990	$7,428	$38,693	$101,111
Percentage of total	55%	7%	38%	100%

226	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

December 31, 2022	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$8,766	$2,161	$21,702	$32,629
> 1% - 2%	4,208	24	2,195	6,427
> 2% - 3%	9,502	—	17	9,519
> 3% - 4%	7,630	40	6	7,676
> 4% - 5%	456	—	5	461
> 5%	33	—	4	37
Total	$30,595	$2,225	$23,929	$56,749
Group Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$3,611	$1,427	$5,609	$10,647
> 1% - 2%	5,628	727	150	6,505
> 2% - 3%	13,968	3	—	13,971
> 3% - 4%	666	—	—	666
> 4% - 5%	6,843	—	—	6,843
> 5%	154	—	—	154
Total	$30,870	$2,157	$5,759	$38,786
Life Insurance	Range of Guaranteed Minimum Credited Rate
<=1%	$—	$—	$—	$—
> 1% - 2%	1	129	352	482
> 2% - 3%	32	831	1,116	1,979
> 3% - 4%	1,369	180	195	1,744
> 4% - 5%	2,974	—	—	2,974
> 5%	223	—	—	223
Total	$4,599	$1,140	$1,663	$7,402
Total*	$66,064	$5,522	$31,351	$102,937
Percentage of total	65%	5%	30%	100%
*Excludes policyholder contract deposits account balances that are not subject to guaranteed minimum crediting rates.
Funding Agreements
Under a funding agreement-backed notes issuance program, an unaffiliated, non-consolidated statutory trust issues medium-term notes to investors, which are secured by funding agreements issued to the trust by one of our Life and Retirement companies.
The United States Life Insurance Company in the City of New York is a member of the FHLB of New York, while The Variable Annuity Life Insurance Company and American General Life Insurance Company are members of the FHLB of Dallas. Membership with both FHLBs provides us with collateralized borrowing opportunities, primarily as an additional source of liquidity or for other uses deemed appropriate by management, e.g., earning a spread on deposits. Our ownership in the FHLB stock is reported in Other invested assets within the Consolidated Balance Sheets. Pursuant to the membership terms, our Life and Retirement companies elected to pledge such stock to the FHLB as collateral for our obligations under agreements with the FHLB.
Our Life and Retirement companies' net borrowing capacity under such facilities with FHLB of Dallas and FHLB of New York as of December 31, 2023 is $3.7 billion. As of December 31, 2023, we pledged $8.7 billion as collateral to the FHLB, including assets backing funding agreements.
The life insurance companies issued the following funding agreements to the FHLB of Dallas and FHLB of New York; these obligations are reported in Policyholder contract deposits in the Consolidated Balance Sheets:
The following table presents details concerning our funding agreements as of December 31, 2023:

December 31, 2023		Payments due by period
(in millions)	Gross Amounts	2024	2025-2026	2027-2028	Thereafter	Stated Interest rates
FHLB Facility
FHLB of Dallas	$3,357	$52	$254	$3,051	$—	DNA Auction* + 22 to 30 bps
FHLB of Dallas	2,027	—	—	1,506	521	3.53% to 4.77%
FHLB of New York	241	94	147	—	—	1.52% to 2.70%
	$5,625	$146	$401	$4,557	$521
*Discount Note Advance (DNA) Auction is based on either a 4-Week or 3-Month tenor, depending on contractual terms of each borrowing.

AIG | 2023 Form 10-K	227

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
Other policyholder funds also include provisions for future dividends to participating policyholders, accrued in accordance with all applicable regulatory or contractual provisions. Participating life business represented approximately 0.5 percent and 0.7 percent of gross insurance in force at December 31, 2023 and December 31, 2022, respectively and 0.9 percent, 1.3 percent and 1.7 percent of gross premiums and other considerations in 2023, 2022 and 2021 respectively. The amount of annual dividends to be paid is approved locally by the Corebridge Boards of Directors. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations. The portions of current and prior net income and of current unrealized appreciation of investments that can inure to our benefit are restricted in some cases by the insurance contracts and by the local insurance regulations of the jurisdictions in which the policies are in force.
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
Prior to the adoption of LDTI, URR for investment-oriented products included the effect of unrealized gains or losses on fixed maturity securities classified as available for sale. At the Transition Date, these adjustments were removed with a corresponding offset in AOCI. As the available for sale portfolio was in an unrealized gain position as of the Transition Date, the adjustment for removal of related balances in AOCI originating from unrealized gains (losses) balances reduced URR.
The following table presents a rollforward of URR:

	Life Insurance	Institutional Markets	Other*	Total
(in millions)
Year Ended December 31, 2023
Balance, beginning of year	$1,727	$2	$105	$1,834
Revenue deferred	153	—	—	153
Amortization	(110)	(1)	(11)	(122)
Balance, end of year	$1,770	$1	$94	$1,865
Year Ended December 31, 2022
Balance, beginning of year	$1,693	$2	$116	$1,811
Revenue deferred	143	—	—	143
Amortization	(109)	—	(11)	(120)
Balance, end of year	$1,727	$2	$105	$1,834
Year Ended December 31, 2021
Balance, beginning of year	$1,661	$2	$132	$1,795
Revenue deferred	140	—	—	140
Amortization	(108)	—	(15)	(123)
Other, including foreign exchange	—	—	(1)	(1)
Balance, end of year	$1,693	$2	$116	$1,811
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re. At December 31, 2023, 2022 and 2021, Other policyholder funds, excluding URR, totaled $1.5 billion, $1.6 billion and $1.7 billion, respectively.

228	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Market Risk Benefits

14. Market Risk Benefits
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

AIG | 2023 Form 10-K	229

ITEM 8 | Notes to Consolidated Financial Statements | 14. Market Risk Benefits

The following is a reconciliation of MRBs by amounts in an asset position and in liability position to the MRB amounts in the Consolidated Balance Sheets at transition:

	Individual Retirement	Group Retirement	Total
(in millions)
Market risk benefit in an asset position	$176	$—	$176
Reinsured market risk benefit	162	—	162
Market risk benefit assets, at fair value	338	—	338
Market risk benefit liabilities, at fair value	7,937	802	8,739
Market risk benefit, net, January 1, 2021	$7,599	$802	$8,401
The following table presents the balances of and changes in MRBs:

Years Ended December 31,	2023			2022			2021
	Individual Retirement	Group Retirement	Total	Individual Retirement	Group Retirement	Total	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Balance, beginning of year	$3,738	$296	$4,034	$6,452	$582	$7,034	$7,761	$802	$8,563
Effect of changes in our own credit risk	(441)	(24)	(465)	(1,934)	(167)	(2,101)	(2,140)	(187)	(2,327)
Balance, beginning of year, before effect of changes in our own credit risk	$3,297	$272	$3,569	4,518	415	4,933	5,621	615	6,236
Issuances	681	37	718	263	25	288	247	28	275
Interest accrual	156	15	171	172	21	193	142	21	163
Attributed fees	803	63	866	864	70	934	805	74	879
Expected claims	(91)	(3)	(94)	(83)	(2)	(85)	(54)	(2)	(56)
Effect of changes in interest rates	(139)	(13)	(152)	(4,087)	(371)	(4,458)	(1,098)	(107)	(1,205)
Effect of changes in interest rate volatility	(69)	(3)	(72)	263	18	281	74	4	78
Effect of changes in equity markets	(1,236)	(109)	(1,345)	1,382	122	1,504	(1,414)	(203)	(1,617)
Effect of changes in equity index volatility	(14)	(5)	(19)	(75)	1	(74)	33	20	53
Actual outcome different from model expected outcome	188	7	195	164	(3)	161	106	8	114
Effect of changes in future expected policyholder behavior	(1)	1	—	(2)	(18)	(20)	53	(36)	17
Effect of changes in other future expected assumptions	(85)	(39)	(124)	(85)	—	(85)	—	—	—
Other, including foreign exchange	—	(3)	(3)	3	(6)	(3)	3	(7)	(4)
Balance, end of year, before effect of changes in our own credit risk	3,490	220	3,710	3,297	272	3,569	4,518	415	4,933
Effect of changes in our own credit risk	1,072	88	1,160	441	24	465	1,934	167	2,101
Balance, end of year	4,562	308	4,870	3,738	296	4,034	6,452	582	7,034
Less: Reinsured MRB, end of year	(77)	—	(77)	(94)	—	(94)	(145)	—	(145)
Net Liability Balance after reinsurance recoverable	$4,485	$308	$4,793	$3,644	$296	$3,940	$6,307	$582	$6,889
Net amount at risk
GMDB only	$758	$160	$918	$1,615	$371	$1,986	$684	$159	$843
GMWB only	$152	$13	$165	$27	$1	$28	$831	$118	$949
Combined*	$1,011	$18	$1,029	$2,084	$39	$2,123	$567	$14	$581
Weighted average attained age of contract holders	70	64		70	64		70	63
*Certain contracts contain both guaranteed GMDB and GMWB features and are modeled together for the purposes of calculating the MRB.
The following is a reconciliation of MRBs by amounts in an asset position and in a liability position to the MRBs amount in the Consolidated Balance Sheets:

	December 31, 2023			December 31, 2022
(in millions)	Asset*	Liability*	Net	Asset*	Liability*	Net
Individual Retirement	$740	$5,225	$4,485	$661	$4,305	$3,644
Group Retirement	172	480	308	135	431	296
Total	$912	$5,705	$4,793	$796	$4,736	$3,940
*Cash flows and attributed fees for MRBs are determined on a policy level basis and are reported based on their asset or liability position at the balance sheet date.
For additional information related to fair value measurements of MRBs, see Note 5.

230	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Market Risk Benefits

ACTUARIAL ASSUMPTION UPDATES FOR MARKET RISK BENEFITS
In 2023, the life insurance companies recognized a favorable impact to net income due to policyholder behavior assumptions. In 2022, the life insurance companies recognized a favorable impact to net income due to an update to the relationship between projected equity growth and interest rates for annuities. For 2021, the impacts were mainly due to updating the lapse rate expectations.
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
Certain of our variable annuity contracts contain GMDB features and may also contain living benefit riders, which include optional GMWBs and, to a lesser extent, GMABs and GMIBs. These living benefits and GMDBs related to variable annuity contracts are accounted for as MRBs measured at fair value, with changes in the fair value (excluding changes in our own credit risk) recorded in Change in the fair value of MRBs, net. The net amount at risk for the GMWB represents benefits in excess of the account value assuming the utilization of all benefits by the contract holders at the balance sheet date. The net amount at risk for the GMDB feature represents the amount of guaranteed benefits in excess of account value if all policyholders died. GMDB is our most widely offered benefit.
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

15. Separate Account Assets and Liabilities
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

AIG | 2023 Form 10-K	231

ITEM 8 | Notes to Consolidated Financial Statements | 15. Separate Account Assets and Liabilities

Policy values for variable products and investment contracts are expressed in terms of investment units. Each unit is linked to an asset portfolio. The value of a unit increases or decreases based on the value of the linked asset portfolio. The current liability at any time is the sum of the current unit value of all investment units in the separate accounts, plus any liabilities for MRBs.
Amounts assessed against the policyholders for mortality, administrative and other services are included in policy fees. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to policyholders of such separate accounts are offset within the same line in the Consolidated Statements of Income (Loss).
For discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 5.
The following table presents fair value of separate account investment options:

	December 31, 2023					December 31, 2022
(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
Equity Funds	$25,451	$28,675	$819	$593	$55,538	$22,990	$24,608	$687	$581	$48,866
Bond Funds	4,037	3,292	44	1,303	8,676	3,802	4,081	46	1,321	9,250
Balanced Funds	17,711	5,479	53	1,923	25,166	17,663	5,113	49	1,939	24,764
Money Market Funds	694	742	16	173	1,625	723	559	17	674	1,973
Total	$47,893	$38,188	$932	$3,992	$91,005	$45,178	$34,361	$799	$4,515	$84,853
The following table presents the balances and changes in Separate account liabilities:

Year Ended December 31, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Balance, beginning of year	$45,178	$34,361	$799	$4,515	$84,853
Premiums and deposits	1,408	1,374	36	41	2,859
Policy charges	(1,241)	(441)	(49)	(93)	(1,824)
Surrenders and withdrawals	(3,744)	(3,047)	(25)	(721)	(7,537)
Benefit payments	(844)	(557)	(7)	(68)	(1,476)
Investment performance	6,933	6,666	181	287	14,067
Net transfers from (to) general account and other	203	(168)	(3)	31	63
Balance, end of year	$47,893	$38,188	$932	$3,992	$91,005
Cash surrender value*	$46,911	$37,992	$911	$3,994	$89,808

Year Ended December 31, 2022
Balance, beginning of year	$57,927	$45,138	$1,044	$5,002	$109,111
Premiums and deposits	2,420	1,611	37	69	4,137
Policy charges	(1,325)	(461)	(51)	(100)	(1,937)
Surrenders and withdrawals	(3,320)	(2,452)	(22)	(131)	(5,925)
Benefit payments	(898)	(613)	(6)	(59)	(1,576)
Investment performance	(9,861)	(8,479)	(201)	(319)	(18,860)
Net transfers from (to) general account and other	235	(383)	(2)	53	(97)
Balance, end of year	$45,178	$34,361	$799	$4,515	$84,853
Cash surrender value*	$44,124	$34,169	$777	$4,518	$83,588

Year Ended December 31, 2021
Balance, beginning of year	$53,456	$41,310	$912	$4,612	$100,290
Premiums and deposits	4,081	1,979	49	76	6,185
Policy charges	(1,368)	(523)	(52)	(98)	(2,041)
Surrenders and withdrawals	(4,261)	(3,013)	(32)	(82)	(7,388)
Benefit payments	(1,039)	(615)	(10)	(23)	(1,687)
Investment performance	6,743	6,711	180	486	14,120
Net transfers from (to) general account and other	315	(711)	(3)	31	(368)
Balance, end of year	$57,927	$45,138	$1,044	$5,002	$109,111
Cash surrender value*	$56,727	$44,909	$1,026	$4,993	$107,655
*The cash surrender value represents the amount of the contract holder’s account balance distributable at the balance sheet date less applicable surrender charges.
Separate account liabilities primarily represent the contract holder's account balance in separate account assets and will be equal and offsetting to total separate account assets.

232	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 16. Debt

16. Debt
Our long-term debt is denominated in various currencies, with both fixed and variable interest rates. Long-term debt is carried at the principal amount borrowed, including unamortized discounts, hedge accounting valuation adjustments and fair value adjustments, when applicable.
The following table lists our total debt outstanding at December 31, 2023 and 2022. The interest rates presented in the following table are the range of contractual rates in effect at December 31, 2023, including fixed and variable-rates:

At December 31, 2023	Range of Interest Rate(s)	Maturity Date(s)	Balance at December 31, 2023	Balance at December 31, 2022
(in millions)
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	0% - 6.82%	2024 - 2055	$9,079	$10,242
Junior subordinated debt	4.88% - 8.18%	2037 - 2058	992	991
AIG Japan Holdings Kabushiki Kaisha	0.27% - 0.35%	2025	267	273
Validus notes and bonds payable			—	269
Total AIG general borrowings			10,338	11,775
AIG borrowings supported by assets:
AIG notes and bonds payable	7.00% - 8.13%	2025 - 2026	19	81
Series AIGFP matched notes and bonds payable	0.00% - 5.48%	2024 - 2046	18	18
Total AIG borrowings supported by assets			37	99
Total debt issued or guaranteed by AIG			10,375	11,874
Corebridge debt:
CRBGLH notes and bonds payable(a)	6.63% - 7.50%	2025 - 2029	200	200
CRBGLH junior subordinated debt(a)	7.57% - 8.50%	2030 - 2046	227	227
Corebridge senior unsecured notes - not guaranteed by AIG	3.50% - 6.05%	2025 - 2052	7,702	6,452
Corebridge junior subordinated debt - not guaranteed by AIG	6.88%	2052	989	989
DDTL facility - not guaranteed by AIG	3.00% - 5.50%	2025	250	1,500
Total Corebridge debt			9,368	9,368
GIAs, at fair value - supported by Corebridge assets(b)	4.88% - 5.04%	2037 - 2038	53	56
Other subsidiaries' notes, bonds, loans and mortgages payable - not guaranteed by AIG			—	1
Total Short-term and long-term debt			$19,796	$21,299
Debt of consolidated investment entities - not guaranteed by AIG(c)	0% - 4.45%	2024 - 2051	$2,591	$5,880
Total debt			$22,387	$27,179
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
(b)Collateral posted to third parties was $63 million and $63 million at December 31, 2023 and 2022, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.
(c)At December 31, 2023, includes debt of consolidated investment entities primarily related to real estate investments of $1.5 billion and other securitization vehicles of $1.1 billion. At December 31, 2022, includes debt of consolidated investment entities related to real estate investments of $1.5 billion and other securitization vehicles of $4.4 billion.

AIG | 2023 Form 10-K	233

ITEM 8 | Notes to Consolidated Financial Statements | 16. Debt

The following table presents maturities of short-term and long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

December 31, 2023		Year Ending
(in millions)	Total	2024	2025	2026	2027	2028	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$9,079	$459	$146	$268	$905	$340	$6,961
Junior subordinated debt	992	—	—	—	—	—	992
AIG Japan Holdings Kabushiki Kaisha(a)	267	—	267	—	—	—	—
Total AIG general borrowings	10,338	459	413	268	905	340	7,953
AIG borrowings supported by assets:
AIG notes and bonds payable	19	—	12	7	—	—	—
Series AIGFP matched notes and bonds payable	18	—	—	—	—	—	18
Total AIG borrowings supported by assets	37	—	12	7	—	—	18
Total debt issued or guaranteed by AIG	10,375	459	425	275	905	340	7,971
Corebridge debt:
CRBGLH notes and bonds payable	200	—	101	—	—	—	99
CRBGLH junior subordinated debt	227	—	—	—	—	—	227
Corebridge senior unsecured notes	7,702	—	997	—	1,243	—	5,462
Corebridge junior subordinated debt	989	—	—	—	—	—	989
DDTL facility(b)	250	250	—	—	—	—	—
Total Corebridge debt	9,368	250	1,098	—	1,243	—	6,777
GIAs, at fair value - supported by Corebridge assets	53	—	—	—	—	—	53
Total(c)	$19,796	$709	$1,523	$275	$2,148	$340	$14,801
(a)In May 2023, the AIG Japan Holdings Kabushiki Kaisha syndicated loan facility in the amount of JPY24.65 billion and with a maturity date of May 25, 2023, was refinanced, and will now mature on March 25, 2025.
(b)Corebridge has the ability to further continue this borrowing through February 25, 2025.
(c)Does not reflect $2.6 billion of notes issued by consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.
DEBT ISSUANCE
In March 2023, AIG issued $750 million aggregate principal amount of 5.125% Notes Due 2033.
On September 15, 2023, Corebridge issued $500 million aggregate principal amount of its 6.050% Senior Notes due 2033.
On December 8, 2023, Corebridge issued $750 million aggregate principal amount of its 5.750% Senior Notes due 2034.
DEBT CASH TENDER OFFERS AND REDEMPTIONS
In 2023, we repurchased, through cash tender offers, and redeemed $2.2 billion aggregate principal amount of certain notes and debentures issued or guaranteed by AIG, for an aggregate purchase price of $2.2 billion, resulting in a total gain on extinguishment of debt of $37 million. This includes the following:
•Repaid £311 million aggregate principal amount of our 5.00% Notes due 2023, which was equivalent to approximately $388 million at the time of repayment.
•Redeemed $199 million aggregate principal amount of Validus 8.875% Senior Notes due 2040 for a redemption price of 143.968 percent of the principal amount, plus accrued and unpaid interest, which totaled $289 million.
•Repurchased, through cash tender offers, approximately $1.6 billion aggregate principal amount of certain notes and debentures issued by AIG for an aggregate purchase price of approximately $1.5 billion.
CREDIT FACILITIES
On November 19, 2021, we entered into a credit agreement, which provides for a committed, revolving syndicated credit facility (the Facility) as a potential source of liquidity for general corporate purposes. The Facility provides for aggregate commitments by the bank syndicate to provide unsecured revolving loans and/or standby letters of credit of up to $4.5 billion without any limits on the type of borrowings and is scheduled to expire in November 2026. Under circumstances described in the credit agreement, the aggregate commitments may be increased by up to $500 million, for a total commitment of up to $5 billion. As of December 31, 2023, a total of $4.5 billion remained available under the Facility.

234	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 16. Debt

Corebridge maintains a committed, revolving syndicated credit facility (the Corebridge Facility) with aggregate commitments by the bank syndicate to provide Corebridge with unsecured revolving loans and/or standby letters of credit of up to $2.5 billion without any limits on the type of borrowings and with no recourse to AIG Parent. The Corebridge Facility is scheduled to expire in May 2027. As of December 31, 2023, a total of $2.5 billion remained available under the Corebridge Facility.
Corebridge also maintains a 3-Year Delayed Draw Term Loan Agreement (the DDTL Facility) scheduled to mature in February 2025. On September 15, 2022, Corebridge borrowed $1.5 billion under the DDTL Facility, $1.25 billion of which Corebridge repaid in 2023. At December 31, 2023, Corebridge has $250 million of borrowings outstanding in the DDTL Facility, with no recourse to AIG Parent.
We also maintain a revolving credit facility that can be utilized exclusively by certain consolidated investment entities to acquire assets related to securitizations. Draws under this credit facility cannot be utilized for general corporate purposes. Prior to the pricing of the related securitizations, this credit facility has a limit of up to $250 million. Subsequent to pricing of the related securitizations, the limit is expected to increase to up to approximately $450 million. As of December 31, 2023, we have drawn $43 million under the credit facility. This credit facility has a maturity date of seven years.
We also maintain revolving credit facilities that can exclusively be utilized by certain consolidated investment entities to acquire real estate assets. Draws under those credit facilities cannot be utilized for general corporate purposes. These credit facilities have consolidated limits of up to $396 million. As of December 31, 2023, we have drawn $231 million, under the credit facilities. Each of these credit facilities have maturity dates ranging from one year to two years.

17. Contingencies, Commitments and Guarantees
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

AIG | 2023 Form 10-K	235

ITEM 8 | Notes to Consolidated Financial Statements | 17. Contingencies, Commitments and Guarantees

Moriarty Litigation
American General Life Insurance Company (AGL) continues to defend against Moriarty v. American General Life Insurance Co. (S.D. Cal.), a putative class action involving Sections 10113.71 and 10113.72 of the California Insurance Code. In general, those statutes require that for life-insurance policies issued and delivered in California: (1) the policy must contain a 60-day grace period following nonpayment of premium during which the policy remains in force; (2) the insurer must provide a 30-day pre-lapse notice; and (3) the insurer must notify policy owners of the right to designate a secondary recipient for lapse notices. The Moriarty plaintiff contends AGL did not comply with these requirements for a policy issued before these statutes went into effect. The plaintiff seeks damages and other relief. AGL asserts various defenses to the plaintiff’s claims and to class certification. In 2022, the District Court held a trial was necessary to determine whether AGL was liable, and it denied class certification. In May 2023, the case was reassigned to a new judge. On August 14, 2023, the District Court granted the plaintiff’s motion for summary judgment on the plaintiff’s breach-of-contract claim. On September 26, 2023, the District Court decided that good cause exists to allow the plaintiff to file a third motion for class certification. At the same time, however, the District Court certified its August 14, 2023 order for interlocutory appeal to the Ninth Circuit and stayed trial-court proceedings pending the outcome of AGL’s appeal. The Ninth Circuit granted AGL’s petition for interlocutory appeal on November 21, 2023, which remains pending.
AGL is defending other actions in California involving similar issues: Allen v. Protective Life Insurance Co. and AGL (E.D. Cal.), in which the individual plaintiff filed a motion on August 11, 2023 seeking leave to amend the complaint to add class-action allegations against AGL; and Chuck v. American General Life Insurance Co. (C.D. Cal.), which was filed on September 6, 2023 as a putative class action. These cases are in the early stages, and we expect their progress will be influenced by future developments in Moriarty and cases against other insurers involving the same statutes.
We have accrued our current estimate of probable loss with respect to these litigation matters.
LEASE COMMITMENTS
We lease office space and equipment in various locations across jurisdictions in which the Company operates. The majority of the resulting obligation arising from these contracts is generated by our real estate portfolio, which only includes contracts classified as operating leases. The lease liability and corresponding right of use asset reflected in Other liabilities and Other assets were $919 million and $767 million, respectively, at December 31, 2023, and $1.1 billion and $880 million, respectively, at December 31, 2022. We made cash payments of $197 million and $205 million in 2023 and 2022, respectively, in connection with these leases. The liability includes non-lease components, such as property taxes and insurance for our gross leases. Some of these leases contain options to renew after a specified period of time at the prevailing market rate; however, renewal options that have not been exercised as of December 31, 2023 are excluded until management attains a reasonable level of certainty. Some leases also include termination options at specified times and term; however, termination options are not reflected in the lease asset and liability balances until they have been exercised.
The weighted average discount rate and lease term assumptions used in determining the liability are 2.96 percent and 10.2 years, respectively. The primary assumption used to determine the discount rate is the cost of funding for the Company, which is based on the secured borrowing rate for terms similar to the lease term, and for the major financial markets in which AIG operates.
Rent expense was $177 million, $190 million and $237 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table presents the future undiscounted cash flows under operating leases at December 31, 2023:

(in millions)
2024	$164
2025	134
2026	93
2027	85
2028	77
Remaining years after 2028	576
Total undiscounted lease payments	1,129
Less: Present value adjustment	210
Net lease liabilities	$919
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $6.1 billion and $6.6 billion at December 31, 2023 and 2022, respectively.

236	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 17. Contingencies, Commitments and Guarantees

GUARANTEES
Subsidiaries
We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and certain of its subsidiaries. We have also issued guarantees of all present and future payment obligations and liabilities of AIG Markets, Inc.
Due to the deconsolidation of AIGFP and its subsidiaries, as of December 31, 2023, a $102 million guarantee related to the obligations of AIGFP and certain of its subsidiaries was recognized, and is reported in Other liabilities.
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

18. Equity
SHARES OUTSTANDING
Preferred Stock
On March 14, 2019, we issued 20,000 shares of Series A 5.85% Non-Cumulative Perpetual Preferred Stock (Series A Preferred Stock) (equivalent to 20,000,000 Depositary Shares (the Depositary Shares), each representing a 1/1,000th interest in a share of Series A Preferred Stock), $5.00 par value and $25,000 liquidation preference per share (equivalent to $25 per Depositary Share). After underwriting discounts and expenses, we received net proceeds of approximately $485 million.
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
In the event of any liquidation, dissolution or winding-up of the affairs of AIG, whether voluntary or involuntary, before any distribution or payment out of our assets may be made to or set aside for the holders of any junior stock, holders of the Series A Preferred Stock will be entitled to receive out of our assets legally available for distribution to our shareholders, an amount equal to $25,000 per share of Series A Preferred Stock (equivalent to $25.00 per Depositary Share), together with an amount equal to all declared and unpaid dividends (if any), but no amount in respect of any undeclared dividends prior to such payment date. Distributions will be made only to the extent of our assets that are available for distribution to shareholders (i.e., after satisfaction of all our liabilities to creditors, if any).

AIG | 2023 Form 10-K	237

ITEM 8 | Notes to Consolidated Financial Statements | 18. Equity

The Series A Preferred Stock does not have voting rights, except in limited circumstances, including in the case of certain dividend non-payments.
On January 31, 2024, we announced that we will redeem all of the 20,000 outstanding shares of the Series A Preferred Stock and all 20,000,000 of the corresponding Depositary Shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock, on March 15, 2024. The redemption price per share of Series A Preferred Stock will be $25,000 (equivalent to $25.00 per Depositary Share).
Common Stock
The following table presents a rollforward of outstanding shares:

Years Ended December 31,	2023			2022			2021
(in millions)	Common Stock Issued	Treasury Stock	Common Stock Outstanding	Common Stock Issued	Treasury Stock	Common Stock Outstanding	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Shares, beginning of year	1,906.7	(1,172.6)	734.1	1,906.7	(1,088.0)	818.7	1,906.7	(1,045.1)	861.6
Shares issued	—	5.5	5.5	—	5.5	5.5	—	6.8	6.8
Shares repurchased	—	(50.8)	(50.8)	—	(90.1)	(90.1)	—	(49.7)	(49.7)
Shares, end of year	1,906.7	(1,217.9)	688.8	1,906.7	(1,172.6)	734.1	1,906.7	(1,088.0)	818.7
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
Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from January 1, 2024 to February 8, 2024, we repurchased approximately 10 million shares of AIG Common Stock for an aggregate purchase price of approximately $706 million.
DIVIDENDS DECLARED
On February 13, 2024, our Board of Directors declared a cash dividend on AIG Common Stock of $0.36 per share, payable on March 28, 2024 to shareholders of record on March 14, 2024. On February 13, 2024, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on March 15, 2024 to holders of record on February 29, 2024.

238	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 18. Equity

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Our Own Credit Risk	Total
Balance, January 1, 2021, net of tax	$(95)	$17,093	$—	$—	$(2,267)	$(1,228)	$8	$13,511
Cumulative effect of change in accounting principle, net of tax	—	3,407	(1,839)	(3,765)	—	—	—	(2,197)
Change in unrealized appreciation (depreciation) of investments	58	(9,313)	—	—	—	—	—	(9,255)
Change in other	(3)	(25)	—	—	—	—	—	(28)
Change in fair value of market risk benefits, net	—	—	227	—	—	—	—	227
Change in discount rates	—	—	—	1,717	—	—	—	1,717
Change in future policy benefits	—	380	—	—	—	—	—	380
Change in foreign currency translation adjustments	—	—	—	—	(108)	—	—	(108)
Change in net actuarial loss	—	—	—	—	—	417	—	417
Change in prior service cost	—	—	—	—	—	8	—	8
Change in deferred tax asset (liability)	(11)	1,807	(48)	(356)	(72)	(100)	—	1,220
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	—	—	—	—	—	—	(2)	(2)
Total other comprehensive income (loss)	44	(7,151)	179	1,361	(180)	325	(2)	(5,424)
Corebridge noncontrolling interests	3	(1,333)	171	243	(2)	—	—	(918)
Noncontrolling interests	—	(109)	7	6	(3)	—	—	(99)
Balance, December 31, 2021, net of tax	$(48)	$12,125	$(1,496)	$(2,167)	$(2,446)	$(903)	$6	$5,071
Change in unrealized appreciation (depreciation) of investments	(119)	(47,647)	—	—	—	—	—	(47,766)
Change in other	—	(12)	—	—	—	—	—	(12)
Change in fair value of market risk benefits, net	—	—	1,635	—	—	—	—	1,635
Change in discount rates	—	—	—	6,993	—	—	—	6,993
Change in future policy benefits	—	1,805	—	—	—	—	—	1,805
Change in foreign currency translation adjustments	—	—	—	—	(593)	—	—	(593)
Change in net actuarial loss	—	—	—	—	—	(31)	—	(31)
Change in prior service cost	—	—	—	—	—	8	—	8
Change in deferred tax asset (liability)	25	7,446	(341)	(1,449)	(20)	3	—	5,664
Change in fair value of liabilities under fair value option attributable to changes in our own credit risk	—	—	—	—	—	—	(6)	(6)
Total other comprehensive loss	(94)	(38,408)	1,294	5,544	(613)	(20)	(6)	(32,303)
Corebridge noncontrolling interests	—	2,485	11	(393)	14	(1)	—	2,116
Noncontrolling interests	(6)	(3,123)	93	525	11	—	—	(2,500)
Balance, December 31, 2022, net of tax	$(136)	$(20,675)	$(284)	$2,459	$(3,056)	$(924)	$—	$(22,616)
Change in unrealized appreciation (depreciation) of investments*	30	8,410	—	—	—	—	—	8,440
Change in other	(10)	52	—	—	—	—	—	42
Change in fair value of market risk benefits, net	—	—	(695)	—	—	—	—	(695)
Change in discount rates	—	—	—	(1,045)	—	—	—	(1,045)
Change in future policy benefits	—	(254)	—	—	—	—	—	(254)
Change in foreign currency translation adjustments	—	—	—	—	137	—	—	137
Change in net actuarial loss	—	—	—	—	—	143	—	143
Change in prior service cost	—	—	—	—	—	4	—	4
Change in deferred tax asset (liability)	(6)	(1,074)	151	174	(35)	(42)	—	(832)
Total other comprehensive income	14	7,134	(544)	(871)	102	105	—	5,940
Corebridge noncontrolling interests	13	4,524	153	(732)	(18)	(2)	—	3,938
Noncontrolling interests	(3)	1,871	(199)	(377)	7	—	—	1,299
Balance, December 31, 2023, net of tax	$(106)	$(10,888)	$(476)	$1,233	$(2,979)	$(821)	$—	$(14,037)
*Includes net unrealized gains and losses attributable to businesses held for sale at December 31, 2023.

AIG | 2023 Form 10-K	239

ITEM 8 | Notes to Consolidated Financial Statements | 18. Equity

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2023 and 2022, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Our Own Credit Risk	Total
Year Ended December 31, 2023
Unrealized change arising during period	$(6)	$7,172	$(695)	$(1,045)	$137	$118	$—	$5,681
Less: Reclassification adjustments included in net income	(26)	(1,036)	—	—	—	(29)	—	(1,091)
Total other comprehensive income (loss), before of income tax expense (benefit)	20	8,208	(695)	(1,045)	137	147	—	6,772
Less: Income tax expense (benefit)	6	1,074	(151)	(174)	35	42	—	832
Total other comprehensive income (loss), net of income tax expense (benefit)	$14	$7,134	$(544)	$(871)	$102	$105	$—	$5,940

Year Ended December 31, 2022
Unrealized change arising during period	$(112)	$(47,043)	$1,635	$6,993	$(593)	$(53)	$(6)	$(39,179)
Less: Reclassification adjustments included in net income	7	(1,189)	—	—	—	(30)	—	(1,212)
Total other comprehensive income (loss), before income tax expense (benefit)	(119)	(45,854)	1,635	6,993	(593)	(23)	(6)	(37,967)
Less: Income tax expense (benefit)	(25)	(7,446)	341	1,449	20	(3)	—	(5,664)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(94)	$(38,408)	$1,294	$5,544	$(613)	$(20)	$(6)	$(32,303)

Year Ended December 31, 2021
Unrealized change arising during period	$55	$(8,030)	$227	$1,717	$(108)	$379	$(2)	$(5,762)
Less: Reclassification adjustments included in net income	—	928	—	—	—	(46)	—	882
Total other comprehensive income (loss), before income tax expense (benefit)	55	(8,958)	227	1,717	(108)	425	(2)	(6,644)
Less: Income tax expense (benefit)	11	(1,807)	48	356	72	100	—	(1,220)
Total other comprehensive income (loss), net of income tax expense (benefit)	$44	$(7,151)	$179	$1,361	$(180)	$325	$(2)	$(5,424)
The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Consolidated Statements of Income (Loss)(a):

	Amount Reclassified from AOCI			Affected Line Item in the
	Years Ended December 31,			Consolidated
(in millions)	2023	2022	2021	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$(26)	$7	$—	Net realized gains (losses)
Total	(26)	7	—
Unrealized appreciation (depreciation) of all other investments
Investments	(1,036)	(1,189)	928	Net realized gains (losses)
Total	(1,036)	(1,189)	928
Change in retirement plan liabilities adjustment
Prior-service credit	(2)	(2)	(3)	(b)
Actuarial losses	(27)	(28)	(43)	(b)
Total	(29)	(30)	(46)
Total reclassifications for the period	$(1,091)	$(1,212)	$882
(a)The following items are not reclassified out of AOCI and included in the Consolidated Statements of Income (Loss) and thus have been excluded from the table: (a) Change in fair value of market risk benefits attributable to changes in our own credit risk (b) Change in the discount rates used to measure traditional and limited-payment long-duration insurance contracts, and (c) Fair value of liabilities under fair value option attributable to changes in own credit risk.
(b)These AOCI components are included in the computation of net periodic pension cost. For additional information, see Note 22.

240	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 18. Equity

NONCONTROLLING INTEREST
Since the IPO of Corebridge, AIG closed on three secondary offerings and sold 159.75 million shares of Corebridge common stock. Corebridge also repurchased approximately 17.2 million shares of Corebridge common stock from AIG during the year ended December 31, 2023. AIG owns 52.2 percent of the outstanding common stock of Corebridge as of December 31, 2023.
For additional information on the Corebridge common stock offerings and share repurchases, see Note 1.
The following table presents the effect of changes in our ownership interest in Corebridge on our equity:

Years Ended December 31,
(in millions)	2023	2022	2021
Net income attributable to AIG common shareholders	$3,614	$10,198	$10,338
Changes in AIG equity for sale of interest in Corebridge and Corebridge share repurchases	145	497	(630)
Change from Net income attributable to AIG common shareholders and changes in AIG's ownership interests	$3,759	$10,695	$9,708

19. Earnings Per Common Share (EPS)
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
The following table presents the computation of basic and diluted EPS:

Years Ended December 31,
(dollars in millions, except per common share data)	2023	2022	2021
Numerator for EPS:
Income (loss) from continuing operations	$3,878	$11,274	$10,906
Less: Net income from continuing operations attributable to noncontrolling interests	235	1,046	539
Less: Preferred stock dividends	29	29	29
Income (loss) attributable to AIG common shareholders from continuing operations	3,614	10,199	10,338
Income (loss) from discontinued operations, net of income tax expense	—	(1)	—
Net income (loss) attributable to AIG common shareholders	$3,614	$10,198	$10,338
Denominator for EPS:
Weighted average common shares outstanding - basic	719,506,291	778,621,118	854,320,449
Dilutive common shares	5,726,777	9,320,632	10,564,430
Weighted average common shares outstanding - diluted(a)	725,233,068	787,941,750	864,884,879
Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$5.02	$13.10	$12.10
Income from discontinued operations	$—	$—	$—
Income (loss) attributable to AIG common shareholders	$5.02	$13.10	$12.10
Diluted:
Income (loss) from continuing operations	$4.98	$12.94	$11.95
Income from discontinued operations	$—	$—	$—
Income (loss) attributable to AIG common shareholders	$4.98	$12.94	$11.95
(a)Potential dilutive common shares include our share-based employee compensation plans and an option for Blackstone to exchange all or a portion of its ownership interest in Corebridge for AIG common shares in the event an IPO did not occur prior to 2024. As a result of the consummation of the IPO on September 19, 2022, this exchange right of Blackstone was terminated. The number of potential common shares excluded from diluted shares outstanding was 4.4 million, 24.1 million and 12.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.
For information regarding our repurchases of AIG Common Stock, see Note 18.

AIG | 2023 Form 10-K	241

ITEM 8 | Notes to Consolidated Financial Statements | 20. Statutory Financial Data and Restrictions

20. Statutory Financial Data and Restrictions
The following table presents statutory net income (loss) and capital and surplus for our General Insurance companies and our Life and Retirement companies in accordance with statutory accounting practices:

(in millions)	2023	2022	2021
Years Ended December 31,
Statutory net income (loss)(a)(b):
General Insurance companies:
Domestic	$1,912	$2,272	$2,649
Foreign	1,867	1,047	1,573
Total General Insurance companies	$3,779	$3,319	$4,222
Life and Retirement companies:
Domestic	$3,354	$3,091	$2,588
Foreign	(51)	5	5
Total Life and Retirement companies	$3,303	$3,096	$2,593
At December 31,
Statutory capital and surplus(a)(b):
General Insurance companies:
Domestic	$18,703	$19,563
Foreign	11,527	13,913
Total General Insurance companies	$30,230	$33,476
Life and Retirement companies:
Domestic	$14,752	$12,229
Foreign	467	486
Total Life and Retirement companies	$15,219	$12,715
Aggregate minimum required statutory capital and surplus:
General Insurance companies:
Domestic	$3,625	$3,680
Foreign	6,041	7,314
Total General Insurance companies	$9,666	$10,994
Life and Retirement companies:
Domestic	$4,025	$4,057
Foreign	223	194
Total Life and Retirement companies	$4,248	$4,251
(a)Excludes discontinued operations and other divested businesses.
(b)The 2023 amounts reflect our best estimate of the statutory net income, capital and surplus as of the date of AIG’s Form 10-K filing.
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
For domestic insurance subsidiaries, aggregate minimum required statutory capital and surplus is based on the greater of the RBC level that would trigger regulatory action or minimum requirements per state insurance regulation. Capital and surplus requirements of our foreign subsidiaries differ from those prescribed in the U.S., and can vary significantly by jurisdiction. At both December 31, 2023 and 2022, all domestic and foreign insurance subsidiaries individually exceeded the minimum required statutory capital and surplus requirements and all domestic insurance subsidiaries individually exceeded RBC minimum required levels.
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

242	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 20. Statutory Financial Data and Restrictions

STATUTORY PERMITTED ACCOUNTING PRACTICE
At December 31, 2023 and 2022, AGL used the following permitted practice that resulted in reported statutory surplus or risk-based capital that is significantly different from the statutory surplus or risk based capital that would have been reported had National Association of Insurance Commissioners (NAIC) statutory accounting practices or the prescribed regulatory accounting practices of their respective state regulator been followed in all respects:
•Effective December 31, 2020 and periods through September 30, 2023, AGL, a life insurance subsidiary domiciled in Texas, renewed a permitted statutory accounting practice to recognize an admitted asset related to the notional value of coverage defined in an excess of loss (XOL) reinsurance agreement with a 20-year term that provides coverage to AGL for aggregate claims incurred during the agreement term associated with guaranteed living benefits on certain fixed index annuities generally issued prior to April 2019 (Block 1) exceeding an attachment point as defined in the agreement. This permitted practice was previously expanded on October 1, 2020 to similarly recognize an additional admitted asset related to the net notional value of coverage as defined in a separate XOL reinsurance agreement with a 25-year term that provides coverage to the subsidiary for aggregate XOL claims associated with guaranteed living benefits on a block of fixed index annuities generally issued in April 2019 or later, including certain new business issued after the effective date (Block 2).
•Effective September 30, 2023, the permitted practice for Block 1 and Block 2 was extended through September 30, 2026 and the maximum notional value of Block 2 was increased for certain new business. Effective October 1, 2022 and periods through September 30, 2023, this permitted practice was expanded to similarly recognize an additional admitted asset related to the net notional value of coverage as defined in a separate XOL agreement with a 25-year term that provides coverage to the subsidiary for aggregate XOL claims associated with the base contract along with the guaranteed living benefits rider on a block of fixed annuities inforce on the treaty effective date, including certain new business issued after the effective date (Block 3). Effective September 30, 2023, the permitted practice for Block 3 was extended through September 30, 2026 and the maximum notional value was increased for certain new business.
These permitted practice resulted in an increase in the statutory surplus of AGL of approximately $1.7 billion and $1.0 billion at December 31, 2023 and 2022, respectively.
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
Largely as a result of these restrictions, approximately $29.2 billion of the statutory capital and surplus of our consolidated insurance subsidiaries were restricted from transfer to AIG Parent without prior approval of state insurance regulators at December 31, 2023.
To our knowledge, no AIG insurance company is currently on any regulatory or similar “watch list” with regard to solvency.
PARENT COMPANY DIVIDEND RESTRICTIONS
At December 31, 2023, our ability to pay dividends is not subject to any significant contractual restrictions, but remains subject to regulatory restrictions.
For additional information about our ability to pay dividends to our shareholders, see Note 18.

AIG | 2023 Form 10-K	243

ITEM 8 | Notes to Consolidated Financial Statements | 21. Share-Based Compensation Plans

21. Share-Based Compensation Plans
The following table presents our total share-based compensation expense:

Years Ended December 31,
(in millions)	2023	2022	2021
Share-based compensation expense - pre-tax(a)	$199	$288	$278
Share-based compensation expense - after tax(b)	157	228	220
(a)As a result of accelerated vesting events, such as retirement eligibility in the year of grant and involuntary terminations, we recognized $58 million, $67 million and $67 million in 2023, 2022 and 2021, respectively, prior to the end of the specified vesting periods. It is our policy to reverse compensation expense for forfeited awards when they occur. Excludes share-based compensation expense of $60 million, $75 million and $88 million in 2023, 2022 and 2021, respectively, for units issued to Corebridge employees that will be settled in Corebridge common stock.
(b)We also recognized $21 million of tax benefit due to share settlements occurring in 2023.
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
AIG Omnibus Incentive Plan
The 2021 Omnibus Plan provided for the grants of share-based awards to our employees and non-employee directors. The total number of shares granted under the 2021 Plan (the reserve) was the sum of 1) 8.1 million shares of AIG Common Stock, plus 2) the number of authorized shares that remained available for issuance under the 2013 Plan when the 2021 Omnibus Plan became effective, plus 3) the number of shares of AIG Common Stock relating to outstanding awards under the 2013 Plan at the time the 2021 Omnibus Plan became effective that subsequently were forfeited, expired, terminated or otherwise lapse or are settled in cash. Each share-based unit granted under the Omnibus Plan reduces the number of shares available for future grants by one share. However, shares with respect to awards that are forfeited, expired or settled for cash are returned to the reserve. As of December 31, 2023, 23,836,222 shares are available for future grants.
AIG Long Term Incentive Plan
Long-Term Incentive (LTI) Awards
The LTIP provides for an annual award to certain employees, including our senior executive officers and other highly compensated employees that may be comprised of a combination of one or more of the following units: PSUs, RSUs or stock options.
The number of PSUs issued on the grant date (the target) provides the opportunity for LTIP participants (usually senior management) to receive shares of AIG Common Stock based on AIG achieving specified performance goals at the end of a three-year performance period. These performance goals are pre-established by AIG’s Compensation and Management Resources Committee (CMRC) for each annual grant and may differ from year to year. The actual number of PSUs earned can vary from zero to 200 percent of the target for the 2023, 2022 and 2021 LTI awards, depending on AIG’s performance relative to a specified peer group and/or the outcome of pre-established financial goals, as applicable.
RSUs and stock options are earned based solely on continued service by the participant.
Vesting occurs on January 1 of the year immediately following the end of the three-year performance and service period. Beginning in 2022, vesting for RSUs and stock options awarded occurs in three equal installments on the first, second and third anniversary of the grant date. Recipients must be employed at each vesting date to be entitled to share delivery, except upon the occurrence of an accelerated vesting event, such as an involuntary termination without cause, disability, retirement eligibility or death during the vesting period. However, for involuntarily terminated employees hired after April 1, 2022 unvested RSUs and options are forfeited on the termination date, while PSUs are pro-rated based on the number of completed years in the performance period.

244	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 21. Share-Based Compensation Plans

Prior to 2021, LTI awards and other share-settled grants accrued dividend equivalent units (DEUs) in the form of additional PSUs and RSUs whenever a cash dividend was declared on shares of AIG Common Stock; the DEUs were subject to the same vesting terms and conditions as the underlying unit. Beginning in 2021, PSUs and RSUs granted accrue dividend equivalent rights (DERs) as AIG’s dividends are declared. These DERs are settled in cash only if the underlying units’ vesting conditions are met; previously accrued DEUs were not impacted by this change.
Unit Valuation
The fair value of time-vesting RSUs as well as PSUs that are earned based on certain company-specific metrics was based on the closing price of AIG Common Stock on the grant date; while the fair value of PSUs that are earned based on AIG’s relative total shareholder return (TSR) was determined on the grant date using a Monte Carlo simulation.
The following table presents the assumptions used to estimate the fair value of PSUs that vest based on AIG’s TSR(a):

	2023	2022	2021
Expected dividend yield(b)	—%	—%	—%
Expected volatility(c)	37.98%	47.60%	47.63%
Risk-free interest rate(d)	4.42%	1.71%	0.28%
(a)PSUs will be adjusted by +/-25 percent if AIG's TSR is in the top or bottom quartile of the peer group at the culmination of the performance period for the 2021 LTI award.
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
Modification
During 2022 in connection with the 2022 Corebridge IPO, approximately 4 million RSUs held by 735 Corebridge LTIP participants who were actively employed on the IPO date were converted to approximately 10 million Corebridge RSUs in accordance with the anti-dilution provision of the 2021 Omnibus Plan. The vesting terms of the Corebridge RSUs remain the same as the pre-converted RSUs but will be settled in Corebridge common stock. This conversion is considered a modification for accounting purposes and did not result in incremental compensation expense.
The following table summarizes outstanding share-settled LTI awards(a):

	Number of Units			Weighted Average Grant-Date Fair Value
As of or for the Year Ended December 31, 2023(b)	2023 LTI	2022 LTI	2021 LTI	2023 LTI	2022 LTI	2021 LTI
Unvested, beginning of year	—	2,280,431	2,696,264	$—	$61.86	$45.40
Granted	2,752,390	—	—	59.98	—	—
Vested(c)	(876,285)	(969,438)	(689,706)	59.92	61.75	45.97
Forfeited	(141,136)	(202,840)	(278,707)	59.88	61.93	45.85
Unvested, end of year(d)	1,734,969	1,108,153	1,727,851	$60.02	$61.95	$45.08
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
(d)At December 31, 2023, the total unrecognized compensation cost for outstanding RSUs and PSUs was $111 million and the weighted-average and expected period of years over which that cost is expected to be recognized are 1.01 years and 3 years.
Stock Options
Stock options were issued as part of the 2023, 2022 and 2021 LTI awards, and to certain newly hired senior executives in 2017 and 2018. Option awards are generally granted with an exercise price equal to the market price of the company’s stock on the grant date and are exercisable up to 10 years from the date of grant, or 3 years from the date of an involuntary termination or the option's expiration date, if earlier. The fair value of the options was estimated on the grant date using the Black-Scholes model for the time-vesting options, and a Monte Carlo simulation for the hurdle-vesting options using the assumptions noted in the following table.

AIG | 2023 Form 10-K	245

ITEM 8 | Notes to Consolidated Financial Statements | 21. Share-Based Compensation Plans

The following weighted-average assumptions were used for stock options granted:

	2023		2022		2021
Expected annual dividend yield(a)	2.14%		2.08%		2.89%
Expected volatility(b)	25.17%		32.13%		36.68%
Risk-free interest rate(c)	4.06%		1.92%		0.95%
Expected term(d)	6.00	years	6.00	years	6.43	years
(a)The dividend yield is the last dividend from Bloomberg times 4 divided by stock price based on Bloomberg Professional service as of the valuation date.
(b)The expected volatility is based on the implied volatility of 24 months stock option estimated by the Bloomberg Professional service as of the valuation date.
(c)The risk-free interest rate is calculated as the interpolated zero rate as of the valuation date.
(d)The contractual term is 10 years from the date of grant.
The following table provides a rollforward of stock option activity:

As of or for the Year Ended December 31, 2023	Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Values (in millions)
Outstanding, beginning of year	12,893,412	$48.94	6.95
Granted	1,352,039	59.72
Exercised	(1,039,998)	41.29
Forfeited or expired	(909,792)	50.13
Outstanding, end of year	12,295,661	$50.69	6.81	$210
Exercisable, end of year	9,810,882	$47.95	6.24	$194
The weighted average grant-date fair value of stock options granted during 2023, 2022 and 2021 was $11.43, $10.77 and $10.00, respectively. As of December 31, 2023, we recognized $18 million of expense, while $15 million was unrecognized and is expected to be amortized up to 2.25 years. We received $43 million in cash from the exercise of stock options during 2023.
Other RSU Grants
The Company may issue time-vesting RSUs for various reasons including, as a sign-on bonus, retention grant or replacement award in an acquisition. Vesting for these awards ranges from 1 to 5 years and is contingent on continuous service.
The following table summarizes outstanding share-settled Other RSU grants.

	Number of Units			Weighted Average Grant-Date Fair Value
As of or for the Year Ended December 31,	2023	2022	2021	2023	2022	2021
Unvested, beginning of year	1,488,248	819,640	1,151,380	$54.77	$43.95	$46.18
Granted	208,641	1,070,458	493,140	62.42	60.16	49.36
Vested	(252,635)	(290,037)	(699,067)	49.42	44.59	50.03
Converted(a)	—	(91,300)	—	—	52.90	—
Forfeited	(82,540)	(20,513)	(125,813)	40.70	55.89	51.80
Unvested, end of year	1,361,714	1,488,248	819,640	$57.79	$54.77	$43.95
(a)Represents RSUs converted to Corebridge RSUs as a result of the IPO.
We recognized $20 million of expense related to these RSU grants in 2023. Total unrecognized compensation cost related to these grants was $54 million and the weighted-average and expected period of years over which that cost is expected to be recognized are 1.79 years and 4 years at December 31, 2023.
NON-EMPLOYEE PLAN
Our non-employee directors, who serve on our Board of Directors, receive share-based compensation in the form of fully vested DSUs with delivery deferred until retirement from the Board. DSUs granted in 2023, 2022 and 2021 accrue dividend equivalents in the form of additional DSUs equal to the amount of any regular quarterly dividend that would have been paid by AIG if the shares of AIG Common Stock underlying the DSUs had been outstanding. In 2023, 2022 and 2021, we granted to non-employee directors 47,344, 46,273 and 55,133 DSUs, respectively, and recognized expense of $2.6 million, $2.7 million and $2.7 million, respectively.

246	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 22. Employee Benefits

22. Employee Benefits
PENSION PLANS
We offer various defined benefit plans to eligible employees. Effective January 1, 2016, the U.S. defined benefit pension plans were frozen. Consequently, these plans are closed to new participants and current participants no longer earn benefits.
The U.S. AIG Retirement Plan (the qualified plan) is a noncontributory defined benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). In 2012, the qualified plan was converted to a cash balance formula comprised of pay credits based on 6% of a plan participant’s annual compensation (subject to IRS limitations) and annual interest credits. Although benefits are frozen, these interest credits continue to accrue on the cash balance accounts of active participants, who also accrue years of service for purposes of early retirement eligibility and subsidies. Employees can take their vested benefits as a lump sum or an annuity option when they leave AIG or are terminated from the plan.
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
Postretirement benefits are offered in certain non-U.S. countries and vary by geographic location.

AIG | 2023 Form 10-K	247

ITEM 8 | Notes to Consolidated Financial Statements | 22. Employee Benefits

The following table presents the funded status of the plans reconciled to the amount reported in the Consolidated Balance Sheets.

As of or for the Years Ended	Pension				Postretirement
December 31,	U.S. Plans(a)		Non-U.S. Plans(a)		U.S. Plans		Non-U.S. Plans
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Change in projected benefit obligation:
Benefit obligation, beginning of year	$3,475	$4,795	$826	$1,157	$131	$174	$32	$47
Service cost	5	5	16	18	1	1	—	—
Interest cost	168	109	20	10	6	4	2	1
Actuarial (gain) loss(b)	75	(1,082)	(8)	(183)	3	(36)	(2)	(14)
Benefits paid:
AIG assets	(16)	(19)	(10)	(8)	(12)	(12)	(1)	(1)
Plan assets	(171)	(174)	(31)	(26)	—	—	—	—
Plan amendment	—	—	(1)	1	—	—	—	—
Settlements	(234)	(157)	(17)	(3)	—	—	—	—
Foreign exchange effect	—	—	9	(139)	—	—	—	(1)
Other	(1)	(2)	—	(1)	—	—	—	—
Projected benefit obligation, end of year	$3,301	$3,475	$804	$826	$129	$131	$31	$32
Change in plan assets:
Fair value of plan assets, beginning of year	$3,345	$4,746	$731	$996	$—	$—	$—	$—
Actual return on plan assets, net of expenses	288	(1,070)	15	(133)	—	—	—	—
AIG contributions	16	19	47	42	12	12	1	1
Benefits paid:
AIG assets	(16)	(19)	(10)	(8)	(12)	(12)	(1)	(1)
Plan assets	(171)	(174)	(31)	(26)	—	—	—	—
Settlements	(234)	(157)	(23)	(3)	—	—	—	—
Foreign exchange effect	—	—	5	(137)	—	—	—	—
Fair value of plan assets, end of year	$3,228	$3,345	$734	$731	$—	$—	$—	$—
Funded status, end of year	$(73)	$(130)	$(70)	$(95)	$(129)	$(131)	$(31)	$(32)
Amounts recognized in the balance sheet:
Assets	$110	$55	$97	$78	$—	$—	$—	$—
Liabilities	(183)	(185)	(167)	(173)	(129)	(131)	(31)	(32)
Total amounts recognized	$(73)	$(130)	$(70)	$(95)	$(129)	$(131)	$(31)	$(32)
Pre-tax amounts recognized in AOCI:
Net gain (loss)	$(1,142)	$(1,279)	$(79)	$(70)	$31	$39	$23	$24
Prior service (cost) credit	—	—	(21)	(25)	—	—	1	1
Total amounts recognized	$(1,142)	$(1,279)	$(100)	$(95)	$31	$39	$24	$25
(a)Includes non-qualified unfunded plans of which the aggregate projected benefit obligation was $184 million and $186 million for the U.S. at December 31, 2023 and 2022, respectively, and $140 million and $143 million for the non-U.S. at December 31, 2023 and 2022, respectively.
(b)The primary reason for the significant decrease in 2023 is due to a change in the discount rate for the U.S. AIG Retirement Plan.
The following table presents the accumulated benefit obligations for U.S. and non-U.S. pension benefit plans:

At December 31,
(in millions)	2023	2022
U.S. pension benefit plans	$3,301	$3,475
Non-U.S. pension benefit plans	$792	$815

248	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 22. Employee Benefits

Defined benefit plan obligations in which the projected benefit obligation (PBO) was in excess of the related plan assets and the accumulated benefit obligation (ABO) was in excess of the related plan assets were as follows:

At December 31,	PBO Exceeds Fair Value of Plan Assets				ABO Exceeds Fair Value of Plan Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Projected benefit obligation	$184	$185	$287	$280	$—	$—	$—	$—
Accumulated benefit obligation	—	—	—	—	184	186	245	238
Fair value of plan assets	—	—	88	76	—	—	88	76
The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

Years Ended December 31,	Pension						Postretirement
	U.S. Plans			Non-U.S. Plans			U.S. Plans			Non-U.S. Plans
(in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost:
Service cost*	$5	$5	$5	$16	$18	$21	$1	$1	$1	$—	$—	$1
Interest cost	168	109	92	20	10	9	6	4	3	2	1	2
Expected return on assets	(193)	(213)	(243)	(21)	(17)	(21)	—	—	—	—	—	—
Amortization of prior service cost (credit)	—	—	—	3	3	3	—	—	—	(1)	—	—
Amortization of net (gain) loss	33	24	33	2	4	7	(5)	—	—	(3)	(1)	1
Net periodic benefit cost (credit)	$13	$(75)	$(113)	$20	$18	$19	$2	$5	$4	$(2)	$—	$4
Settlement loss	84	60	34	—	—	1	—	—	—	—	—	—
Net benefit cost (credit)	$97	$(15)	$(79)	$20	$18	$20	$2	$5	$4	$(2)	$—	$4
Total recognized in AOCI	$136	$(117)	$332	$5	$57	$65	$(8)	$36	$10	$(2)	$13	$27
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$40	$(102)	$411	$(14)	$39	$45	$(10)	$31	$6	$—	$13	$23
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
A 100 basis point increase in the expected long-term rate of return would decrease the 2024 pension expense by approximately $38 million with all other items remaining the same. A 100 basis point increase in the discount rate would increase the 2024 pension expense by approximately $2 million. Conversely, a 100 basis point decrease in the discount rate would decrease the 2024 pension expense by approximately $3 million while a 100 basis point decrease in the expected long-term rate of return would increase the 2024 pension expense by approximately $38 million, with all other items remaining the same.
ASSUMPTIONS
The following table summarizes the weighted average assumptions used to determine the benefit obligations:

	Pension				Postretirement
	U.S. Plans		Non-U.S. Plans(a)		U.S. Plans	Non-U.S. Plans(a)
December 31, 2023
Discount rate	4.98%		2.85%		4.97%	5.37%
Interest crediting rate	4.94%		1.40%	(b)	N/A	N/A
Rate of compensation increase	N/A	(c)	2.42%		N/A	N/A
December 31, 2022
Discount rate	5.22%		2.51%		5.19%	5.23%
Interest crediting rate	4.02%		1.07%	(b)	N/A	N/A
Rate of compensation increase	N/A	(c)	2.38%		N/A	N/A
(a)The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.
(b)Represents the weighted average interest crediting rate of non-U.S. cash balance plans primarily in Japan and Switzerland.
(c)Compensation increases are no longer applicable as the plan is frozen effective January 1, 2016.

AIG | 2023 Form 10-K	249

ITEM 8 | Notes to Consolidated Financial Statements | 22. Employee Benefits

The following table summarizes assumed health care cost trend rates for the U.S. plans:

At December 31,	2023	2022
Following year:
Medical (before age 65)	5.78%	6.01%
Medical (age 65 and older)	4.93%	4.95%
Ultimate rate to which cost increase is assumed to decline	4.00%	4.00%
Year in which the ultimate trend rate is reached:
Medical (before age 65)	2046	2046
Medical (age 65 and older)	2046	2046
The following table presents the weighted average assumptions used to determine the net periodic benefit costs:

	Pension			Postretirement
	U.S. Plans	Non-U.S. Plans(a)		U.S. Plans	Non-U.S. Plans(a)
For the Year Ended December 31, 2023
Discount rate	5.22%	2.51%		5.19%	5.23%
Interest crediting rate	4.02%	1.07%	(b)	N/A	N/A
Rate of compensation increase	N/A	2.38%		N/A	N/A
Expected return on assets	6.25%	2.67%		N/A	N/A
For the Year Ended December 31, 2022
Discount rate	2.75%	1.09%		2.87%	2.89%
Interest crediting rate	2.06%	0.70%	(b)	2.20%	N/A
Rate of compensation increase	N/A	2.40%		N/A	N/A
Expected return on assets	4.65%	1.84%		2.78%	N/A
For the Year Ended December 31, 2021
Discount rate	2.28%	1.00%		2.45%	2.33%
Interest crediting rate	1.57%	0.72%	(b)	N/A	N/A
Rate of compensation increase	N/A	2.28%		N/A	N/A
Expected return on assets	5.15%	2.23%		N/A	N/A
(a)The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.
(b)Represents the weighted average interest crediting rate of non-U.S. cash balance plans primarily in Japan and Switzerland.
Discount Rate Methodology
The projected benefit cash flows under the U.S. AIG Retirement Plan were discounted using the spot rates derived from the Mercer U.S. Pension Discount Yield Curve (Mercer Yield Curve) at December 31, 2023 and 2022, which resulted in a single discount rate that would produce the same liability at the respective measurement dates. The discount rates were 4.98 percent at December 31, 2023 and 5.22 percent at December 31, 2022. The methodology was consistently applied for the respective years in determining the discount rates for the other U.S. pension plans.
In general, the discount rates for the non-U.S. plans were developed using a similar methodology to the U.S. AIG Retirement Plan, by using country-specific Mercer Yield Curves.
The projected benefit obligation for AIG’s Japan pension plans represents approximately 54 percent and 54 percent of the total projected benefit obligations for our non-U.S. pension plans at December 31, 2023 and 2022, respectively. The weighted average discount rate of 1.48 percent and 1.12 percent at December 31, 2023 and 2022, respectively, was selected by reference to the Mercer Yield Curve for Japan.
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
There were no shares of AIG Common Stock included in the U.S. and non-U.S. pension plans assets at December 31, 2023 or 2022.

250	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 22. Employee Benefits

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
The following table presents the asset allocation percentage by major asset class for the U.S. qualified plan and the target allocation for 2024 based on the plan’s funded status at December 31, 2023:

At December 31,	Target 2024	Actual 2023	Actual 2022
Asset class:
Equity securities	9%	8%	6%
Fixed maturity securities	80	77	77
Other investments	11	15	17
Total	100%	100%	100%
The expected weighted average long-term rate of return for the plan was 6.25 percent and 4.65 percent for 2023 and 2022, respectively. The expected weighted average rate of return is an aggregation of expected returns within each asset class category, weighted for the investment mix of the assets. The combination of the expected asset return and any contributions made by us are expected to maintain the plan’s ability to meet all required benefit obligations. The expected asset return for each asset class was developed based on an approach that considers key fundamental drivers of the asset class returns in addition to historical returns, current market conditions, asset volatility and the expectations for future market returns.
Non-U.S. Pension Plans
The assets of the non-U.S. pension plans are held in various trusts in multiple countries and are invested primarily in equities and fixed maturity securities to maximize the long-term return on assets for a given level of risk.
The following table presents the asset allocation percentage by major asset class for non-U.S. pension plans and the target allocation:

At December 31,	Target 2024	Actual 2023	Actual 2022
Asset class:
Equity securities	21%	19%	24%
Fixed maturity securities	58	45	44
Other investments	17	21	23
Cash and cash equivalents	4	15	9
Total	100%	100%	100%
The assets of AIG’s Japan pension plans represent approximately 67 percent and 65 percent of total non-U.S. pension plan assets at December 31, 2023 and 2022, respectively. The expected long-term rate of return was 1.85 percent and 1.86 percent, for 2023 and 2022, respectively, and is evaluated by the Japanese Pension Investment Committee on a quarterly and annual basis along with various investment managers and is revised to achieve the optimal allocation to meet targeted funding levels if necessary. In addition, the funding policy is revised in accordance with local regulation every five years.
The expected weighted average long-term rate of return for all our non-U.S. pension plans was 2.67 percent and 1.84 percent for the years ended December 31, 2023 and 2022, respectively. It is an aggregation of expected returns within each asset class that was generally developed based on the building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns.

AIG | 2023 Form 10-K	251

ITEM 8 | Notes to Consolidated Financial Statements | 22. Employee Benefits

ASSETS MEASURED AT FAIR VALUE
The following table presents information about our plan assets and indicates the level of the fair value measurement based on the observability of the inputs used. The inputs and methodology used in determining the fair value of these assets are consistent with those used to measure our assets as discussed in Note 5 to the Consolidated Financial Statements.

	U.S. Plans				Non-U.S. Plans
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets:
Cash and cash equivalents	$54	$—	$—	$54	$108	$—	$—	$108
Equity securities:
U.S.(a)	140	—	—	140	—	—	—	—
International(b)	4	—	—	4	104	35	—	139
Fixed maturity securities:
U.S. investment grade(c)	24	2,230	10	2,264	—	—	—	—
International investment grade(c)	—	125	—	125	—	138	—	138
U.S. and international high yield(d)	—	33	—	33	—	192	—	192
Mortgage and other asset-backed securities	—	59	1	60	—	—	—	—
Other fixed maturity securities	—	12	—	12	—	—	—	—
Other investment types(e):
Futures	10	—	—	10	—	—	—	—
Insurance contracts	—	9	—	9	—	—	138	138
Mutual funds(g)	—	—	—	—	—	19	—	19
Total	$232	$2,468	$11	$2,711	$212	$384	$138	$734
December 31, 2022
Assets:
Cash and cash equivalents	$119	$—	$—	$119	$64	$—	$—	$64
Equity securities:
U.S.(a)	90	—	—	90	—	—	—	—
International(b)	5	—	—	5	130	44	—	174
Fixed maturity securities:
U.S. investment grade(c)	45	2,213	10	2,268	—	—	—	—
International investment grade(c)	—	177	—	177	—	140	—	140
U.S. and international high yield(d)	—	58	—	58	—	184	—	184
Mortgage and other asset-backed securities	—	43	5	48	—	—	—	—
Other investment types(e):
Futures	(15)	—	—	(15)	—	—	—	—
Direct private equity(f)	—	—	5	5	—	—	—	—
Insurance contracts	—	10	—	10	—	—	134	134
Mutual funds(g)	—	—	—	—	—	35	—	35
Total	$244	$2,501	$20	$2,765	$194	$403	$134	$731
(a)Includes passive and active U.S. equity strategies.
(b)Includes passive and active international equity strategies.
(c)Includes investments in U.S. and non-U.S. government issued bonds, U.S. government agency or sponsored agency bonds, and investment grade corporate bonds.
(d)Consists primarily of investments in securities or debt obligations that have a rating below investment grade.
(e)Excludes investments that are measured at fair value using the NAV per share (or its equivalent), which totaled $517 million and $580 million at December 31, 2023 and 2022, respectively.
(f)Comprised of private capital financing including private debt and private equity securities.
(g)Comprised of mutual fund investing in variety of equity, derivatives, and bonds.
The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we had no significant concentrations of risks at December 31, 2023.

252	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 22. Employee Benefits

Changes in Level 3 Fair Value Measurements
The following table presents changes in our U.S. and non-U.S. Level 3 plan assets measured at fair value:

December 31, 2023	Balance Beginning of year	Net Realized and Unrealized Gains (Losses)	Purchases	Sales	Issuances	Settlements	Transfers In	Transfers Out	Balance at End of Year	Changes in Unrealized Gains (Losses) on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) included in other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
(in millions)
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$10	$1	$—	$(1)	$—	$—	$—	$—	$10	$1	$—
Mortgage and other asset backed securities	5	—	—	(4)	—	—	—	—	1	1	—
Direct private equity	5	(5)	—	—	—	—	—	—	—	(5)	—
Total	$20	$(4)	$—	$(5)	$—	$—	$—	$—	$11	$(3)	$—
Non-U.S. Plan Assets:
Insurance contracts	$134	$6	$1	$—	$—	$(3)	$—	$—	$138	$—	$—
Total	$134	$6	$1	$—	$—	$(3)	$—	$—	$138	$—	$—
December 31, 2022
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$16	$(4)	$4	$—	$—	$—	$—	$(6)	$10	$(4)	$—
Mortgage and other asset backed securities	1	(1)	3	—	—	—	2	—	5	(1)	—
Direct private equity	8	(1)	—	(2)	—	—	—	—	5	(2)	—
Total	$25	$(6)	$7	$(2)	$—	$—	$2	$(6)	$20	$(7)	$—
Non-U.S. Plan Assets:
Insurance contracts	$171	$(43)	$4	$—	$—	$—	$2	$—	$134	$—	$—
Total	$171	$(43)	$4	$—	$—	$—	$2	$—	$134	$—	$—
EXPECTED CASH FLOWS
Funding for the qualified plan ranges from the minimum amount required by ERISA to the maximum amount that would be deductible for U.S. tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible under the Internal Revenue Code. There are no minimum required cash contributions in 2023 for the U.S. AIG Retirement Plan. The non-qualified and postretirement plans’ benefit payments are deductible when paid to participants.
Our annual pension contribution in 2024 is expected to be approximately $59 million for our U.S. and non-U.S. pension plans. This estimate is subject to change, since contribution decisions are affected by various factors including our liquidity, market performance and management’s discretion.
The expected future benefit payments, net of participants’ contributions, with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement
(in millions)	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2024	$270	$43	$11	$1
2025	264	45	11	2
2026	267	47	10	2
2027	265	49	10	2
2028	265	53	9	2
2029-2033	1,216	255	43	10
DEFINED CONTRIBUTION PLANS
AIG Parent sponsors several defined contribution plans for U.S. employees that provide for pre-tax salary reduction contributions by employees. The most significant plan is the AIG Incentive Savings Plan (ISP), for which the matching contribution is 100 percent of the first 6% of a participant’s contributions, subject to the IRS-imposed limitations. Participants in the AIG ISP receive an additional fully vested, non-elective, non-discretionary contribution equal to 3% of the participant’s eligible compensation for the plan year, paid each pay period regardless of whether the participant currently contributes to the plan, and subject to the IRS-imposed limitations. Our pre-tax expenses associated with these plans were $163 million,$176 million and $183 million in 2023, 2022 and 2021, respectively.
On August 22, 2022, Corebridge participants’ accounts in the AIG ISP were transferred to the Corebridge Financial Inc. Retirement Savings 401(k) Plan. Corebridge contributions relating to these plans were $68 million, $76 million and $74 million for the years ended December 31, 2023, 2022 and 2021, respectively.

AIG | 2023 Form 10-K	253

ITEM 8 | Notes to Consolidated Financial Statements | 23. Income Taxes

23. Income Taxes
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
Subsequent to the tax deconsolidation from AIG, due to the application of relevant U.S. tax laws, American General Corporation and its directly owned life insurance subsidiaries will not be permitted to join in the filing of a consolidated U.S. federal income tax return with Corebridge parent and its non-life-insurance subsidiaries for a period of five years. Corebridge’s net operating losses and tax credit carryforwards that have not been utilized prior to tax deconsolidation from AIG will remain with the relevant Corebridge entities and will be available for utilization by the respective Corebridge U.S. federal income tax groups. The realizability of the deferred tax assets related to such carryforwards is based on the positive and negative evidence applicable to each U.S. federal income tax group.
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
EFFECTIVE TAX RATE
The following table presents income (loss) from continuing operations before income tax expense (benefit) by U.S. and foreign location in which such pre-tax income (loss) was earned or incurred:

Years Ended December 31,
(in millions)	2023	2022	2021
U.S.	$1,885	$12,431	$11,041
Foreign	1,973	1,868	2,306
Total	$3,858	$14,299	$13,347

254	AIG | 2023 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 23. Income Taxes

The following table presents the income tax expense (benefit) attributable to pre-tax income (loss) from continuing operations:

Years Ended December 31,
(in millions)	2023	2022	2021
Foreign and U.S. components of actual income tax expense (benefit):
U.S.:
Current	$68	$246	$(216)
Deferred	(564)	2,363	2,443
Foreign:
Current	423	271	171
Deferred	53	145	43
Total	$(20)	$3,025	$2,441
Our actual income tax expense (benefit) differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

Years Ended December 31,	2023			2022			2021
(dollars in millions)	Pre-Tax Income (Loss)	Tax Expense (Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income (Loss)	Tax Expense (Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income (Loss)	Tax Expense (Benefit)	Percent of Pre-Tax Income (Loss)
U.S. federal income tax at statutory rate	$3,858	$810	21.0%	$14,298	$3,003	21.0%	$13,347	$2,802	21.0%
Adjustments:
Tax exempt interest		(14)	(0.4)		(18)	(0.1)		(18)	(0.1)
Uncertain tax positions(a)		162	4.2		(17)	(0.1)		(9)	(0.1)
Reclassifications from AOCI		(45)	(1.2)		(81)	(0.6)		(109)	(0.8)
Dispositions of subsidiaries(b)		(382)	(9.9)		—	—		11	0.1
Non-controlling interest		14	0.4		(31)	(0.2)		(97)	(0.7)
Non-deductible transfer pricing charges		16	0.4		12	0.1		16	0.1
Dividends received deduction		(60)	(1.6)		(36)	(0.3)		(37)	(0.3)
Effect of foreign operations(c)		176	4.6		150	1.0		136	1.0
Share-based compensation payments excess tax effect		(31)	(0.8)		(19)	(0.1)		16	0.1
State and local income taxes		10	0.3		47	0.3		38	0.3
Expiration of tax attribute carryforwards		—	—		—	—		16	0.1
Tax audit resolution(a)		(494)	(12.8)		—	—		(935)	(7.0)
Affiliated dividend income, net of dividends received deduction		59	1.5		—	—		—	—
Other(d)		116	3.1		40	0.4		(107)	(0.8)
Valuation allowance:
Continuing operations		(357)	(9.3)		(25)	(0.2)		718	5.4
Consolidated total amounts	3,858	(20)	(0.5)	14,298	3,025	21.2	$13,347	2,441	18.3
Amounts attributable to discontinued operations	—	—	—	(1)	—	—	—	—	—
Amounts attributable to continuing operations	$3,858	$(20)	(0.5)%	$14,299	$3,025	21.2%	$13,347	$2,441	18.3%
(a)Refer to the Accounting for Uncertainty in Income Taxes section below for further discussion on 2023 and 2021 tax audit resolution activity.
(b)Tax implications of the sales of certain AIG and Corebridge subsidiaries, including Validus Re and Laya, as well as tax implications of Corebridge secondary offerings and the announced sale of AIG Life.
(c)Effect of foreign operations is primarily related to income and losses in our foreign operations taxed at statutory tax rates different than 21 percent, and foreign income subject to U.S. taxation.
(d)Primarily includes tax charges associated with tax adjustments related to prior year returns.

AIG | 2023 Form 10-K	255

ITEM 8 | Notes to Consolidated Financial Statements | 23. Income Taxes

DEFERRED TAX ASSET
The following table presents the components of the net deferred tax assets (liabilities):

December 31,
(in millions)	2023	2022
Deferred tax assets:
Losses and tax credit carryforwards	$6,107	$6,868
Basis differences on investments	3,441	2,652
Life policy reserves	1,589	1,622
Accruals not currently deductible, and other	89	392
Investments in foreign subsidiaries	66	—
Loss reserve discount	424	352
Loan loss and other reserves	51	62
Unearned premium reserve reduction	87	294
Fixed assets and intangible assets	1,487	1,081
Unrealized losses related to available for sale debt securities	4,728	6,519
Employee benefits	344	382
Market risk benefit	1,010	827
Other	356	458
Total deferred tax assets	19,779	21,509
Deferred tax liabilities:
Investments in foreign subsidiaries	—	(41)
Deferred policy acquisition costs	(1,853)	(1,847)
Fortitude Re funds withheld embedded derivative	(711)	(862)
Total deferred tax liabilities	(2,564)	(2,750)
Net deferred tax assets before valuation allowance	17,215	18,759
Valuation allowance	(3,116)	(4,250)
Net deferred tax assets (liabilities)	$14,099	$14,509
The following table presents AIG's U.S. consolidated federal income tax group tax losses and credits carryforwards.

December 31, 2023		Tax	Carryforward Period Ending Tax Year(b)						Unlimited Carryforward Period and Carryforward Periods(b)
(in millions)	Gross	Effected	2024	2025	2026	2027	2028	2029	2030 - After
Net operating loss carryforwards	$21,968	$4,613	$—	$—	$—	$—	$2,660	$178	$1,775
Other carryforwards		67	—	—	—	—	—	—	67
Total AIG U.S. consolidated federal income tax group tax losses and credits carryforwards on a U.S. GAAP basis(a)		$4,680	$—	$—	$—	$—	$2,660	$178	$1,842
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
Although the 2022 tax deconsolidation of Corebridge from the AIG consolidated U.S. federal income tax group resulted in the formation of new federal tax filing groups requiring separate deferred tax asset realizability assessments, there was no material change to the total deferred tax asset valuation allowance.
During the fourth quarter, taxable income projections were updated to reflect 2023 results, updated projections of income for our insurance and non-insurance companies, and taxable income generated from prudent and feasible tax planning strategies. While there was improvement in projected tax attribute utilization, given there is a shorter carryforward period to utilize remaining net operating losses, we continue to consider multiple data points and stresses. Additionally, recent events, including changes in target interest rates by the Board of Governors of the Federal Reserve System, and significant market volatility, continue to impact actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the

256	AIG | 2023 Form 10-K

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
After factoring in multiple data points and assessing the relative weight of all positive and negative evidence, we concluded that valuation allowance of $300 million should remain on a portion of AIG's U.S. federal consolidated income tax group tax attribute carryforwards that are not more likely than not to be realized, and reduced our beginning of the year valuation allowance by $405 million. Additionally, we recorded valuation allowance reduction of $8 million related to the write-off of net operating loss carryforwards from acquired entities that are not usable by AIG under the tax law. Accordingly, during the fourth quarter of 2023, we recorded total reduction in valuation allowance of $413 million.
As of December 31, 2023, we reported a valuation allowance of $162 million related to Corebridge. The valuation allowance at Corebridge relates to a portion of both tax attribute carryforwards and certain other deferred tax assets of the Corebridge non-life insurance group that are not more-likely-than-not to be realized. For the twelve months ended December 31, 2023, Corebridge recorded an $11 million increase in valuation allowance.
For the twelve months ended December 31, 2023, recent changes in market conditions, including changes in interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of both our U.S. life insurance and non-life insurance companies, resulting in a decrease to deferred tax assets related to net unrealized tax capital losses. The deferred tax assets relate to the unrealized tax capital losses for which the carryforward period has not yet begun, and as such, when assessing recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of December 31, 2023, based on all available evidence, we concluded that a valuation allowance of $1.6 billion is necessary on a portion of the deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized. Of the total valuation allowance, $1.0 billion relates to the unrealized tax capital losses in the U.S. Life Insurance Companies' available for sale securities portfolio and $550 million relates to the unrealized tax capital losses in the non-life insurance companies' available for sale securities portfolio. For the twelve months ended December 31, 2023, we recorded a decrease in valuation allowance of $397 million associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available for sale securities portfolio and $355 million associated with the unrealized tax capital losses in the non-life insurance companies’ available for sale securities portfolio. For the three months ended December 31, 2023, we recorded a decrease in valuation allowance of $511 million associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available for sale securities portfolio and $355 million associated with the unrealized tax capital losses in the non-life insurance companies’ available for sale securities portfolio. The valuation allowance decrease was primarily allocated to other comprehensive income.
For the twelve months ended December 31, 2023, we recognized a net $44 million increase in deferred tax asset valuation allowance associated with certain foreign and state jurisdictions.
The following table presents the net deferred tax assets (liabilities) at December 31, 2023 and 2022 on a U.S. GAAP basis:

December 31,
(in millions)	2023	2022
Net U.S. deferred tax assets	$11,317	$10,831
Net deferred tax assets (liabilities) in AOCI	4,286	5,881
Valuation allowance	(2,006)	(3,128)
Subtotal	13,597	13,584
Net foreign, state and local deferred tax assets	1,958	2,342
Valuation allowance	(1,110)	(1,122)
Subtotal	848	1,220
Subtotal - Net U.S., foreign, state and local deferred tax assets	14,445	14,804
Net foreign, state and local deferred tax liabilities	(346)	(295)
Total AIG net deferred tax assets (liabilities)	$14,099	$14,509

AIG | 2023 Form 10-K	257

ITEM 8 | Notes to Consolidated Financial Statements | 23. Income Taxes

TAX EXAMINATIONS
We are currently under examination by the IRS for the tax years 2011 through 2019, and are engaging in the Appeals process for certain disagreed issues related to tax years 2007 through 2010.
Listed below are the tax years that remain subject to examination by major tax jurisdictions:

At December 31, 2023	Open Tax Years
Major Tax Jurisdiction
United States	2007-2022
Australia	2019-2022
Canada	2019-2022
France	2022-2022
Japan	2017-2022
Korea	2015-2022
Singapore	2019-2022
United Kingdom	2022-2022
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
The following table presents a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, excluding interest and penalties:

Years Ended December 31,
(in millions)	2023	2022	2021
Gross unrecognized tax benefits, beginning of year	$1,191	$1,157	$2,343
Increases in tax positions for prior years	200	29	22
Decreases in tax positions for prior years	(4)	(33)	(1,233)
Increases in tax positions for current year	—	59	37
Lapse in statute of limitations	—	(21)	—
Settlements	—	—	(12)
Gross unrecognized tax benefits, end of year	$1,387	$1,191	$1,157
The activity in unrecognized tax benefits for the year ended December 31, 2023 is primarily attributable to the potential resolution of an IRS audit matter. There was no significant activity in unrecognized tax benefits for the year ended December 31, 2022. The activity in unrecognized tax benefits for the year ended December 31, 2021 is primarily attributable to effective settlement of reserves for uncertain tax positions due to the completion of audit activity by the IRS and New York State.
At December 31, 2023 and 2022 and 2021, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.4 billion, $1.2 billion and $1.1 billion, respectively. Unrecognized tax benefits that would not affect the effective tax rate generally relate to such factors as the timing, rather than the permissibility of the deduction.
Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2023, 2022 and 2021, we had accrued liabilities of $52 million, $63 million and $69 million, respectively for the payment of interest (net of the federal benefit) and penalties. For the years ended December 31, 2023, 2022, and 2021, we accrued expense (benefit) of $(11) million, $(2) million, and $(207) million, respectively, for the payment of interest and penalties. There was no significant activity in interest and penalties related to unrecognized tax benefit for the years 2023 or 2022. The activity in 2021 was primarily related to the completion of audit activity by the IRS and New York State.
Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

258	AIG | 2023 Form 10-K

Part II
ITEM 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by AIG management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2023. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
AIG management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
AIG management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control – Integrated Framework issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the first quarter of 2023, AIG adopted Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI), which resulted in a change to our recognition and measurement of long-duration contracts. In connection with the adoption of this standard, AIG changed processes, systems and controls related to certain of our long-duration contracts. Many of these controls are similar to those previously maintained under the historical GAAP framework but have been updated to reflect changes necessitated by the adoption of LDTI. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AIG | 2023 Form 10-K	259

ITEM 9B | Other Information
Our officers and directors (as defined in Rule 16a-1 under the Exchange Act) may, with Board approval, enter into plans for the purchase or sale of AIG Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Other than as described below, during the three months ended December 31, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
•Peter Zaffino, our Chairman & CEO, adopted a new trading plan effective December 15, 2023. The plan’s maximum duration is until July 24, 2024, and first trades may not occur until March 15, 2024, at the earliest. The trading plan is intended to permit Mr. Zaffino to exercise up to 333,000 stock options expiring on July 24, 2024 and immediately sell the acquired shares.
The Rule 10b5-1 trading arrangement described above was adopted and precleared in accordance with AIG’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC.

ITEM 9C | Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

260	AIG | 2023 Form 10-K

Part III
ITEM 10 | Directors, Executive Officers and Corporate Governance
Other information required by Items 10, 11, 12, 13 and 14 of this Form 10-K but not included herein is incorporated by reference from the definitive proxy statement for AIG’s 2024 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Our Executive Officers

Name	Current Title and Other Business Experience Since 2019

Peter Zaffino Age: 57 SERVED AS OFFICER SINCE 2017
•Chairman, President & Chief Executive Officer (since 2022)
•President (since 2020) and Chief Executive Officer (since 2021)
•Executive Vice President & Global Chief Operating Officer and Chief Executive Officer, General Insurance (2017-2019)
•Executive Vice President & Global Chief Operating Officer (2017-2021)

Don Bailey Age: 58 SERVED AS OFFICER SINCE 2023
•Executive Vice President and Chief Executive Officer, North America Insurance (since 2024)
•Executive Vice President, Global Head of Distribution and Field Operations (2023)
•Partner, Bristlecone Partners (2017-2023)

Thomas Bolt Age: 67 SERVED AS OFFICER SINCE 2022	•Executive Vice President, Chief Risk Officer (since 2022) •Senior Vice President, Chief Underwriting Officer, General Insurance (2018-2022)

Ed Dandridge Age: 59 SERVED AS OFFICER SINCE 2023
•Executive Vice President and Chief Marketing & Communications Officer (since 2023)
•President, ScaleWith (2023)
•Senior Vice President, Chief Communications Officer, Boeing (2020-2022)
•Chief Marketing and Communications Officer, General Insurance, AIG PC Global Services, Inc. (2018-2020)

Ted Devine Age: 60 SERVED AS OFFICER SINCE 2023	•Executive Vice President, Chief Administrative Officer (since 2024) •Global Head of AIG 200 (2021-2023) •Chief Executive Officer, Insureon (2012-2020)

Charlie Fry Age: 51 SERVED AS OFFICER SINCE 2022
•Executive Vice President, Reinsurance and Risk Capital Optimization (since 2022)
•Chief Executive Officer of Acacia Holdings Ltd. (2020-2022)
•Senior Vice President, Global Head of Reinsurance Strategy and Head of Global Portfolio Management for General Insurance (2017-2020)

Rose Marie Glazer Age: 57 SERVED AS OFFICER SINCE 2022
•Executive Vice President, General Counsel and Interim Chief Human Resources & Diversity Officer (since 2023)
•Executive Vice President, Chief Human Resources & Diversity Officer (2023)
•Executive Vice President, Chief Human Resources Officer (2022)
•Executive Vice President, Chief Human Resources Officer & Corporate Secretary (2022)
•Senior Vice President, Deputy General Counsel & Corporate Secretary (2019-2021)
•Vice President, Deputy General Counsel & Corporate Secretary (2017-2019)

Jon Hancock Age: 58 SERVED AS OFFICER SINCE 2024
•Executive Vice President, Chief Executive Officer, International Insurance (since 2024)
•Chief Executive Officer, International General Insurance (2020-2023)
•Director of Performance Management, Lloyd's (2016-2020)

AIG | 2023 Form 10-K	261

Name	Current Title and Other Business Experience Since 2019

Kevin Hogan Age: 61 SERVED AS OFFICER SINCE 2013	•President & Chief Executive Officer, Corebridge Financial, Inc. (since 2022) •Executive Vice President & Chief Executive Officer, AIG Life & Retirement (2013-2022)

David McElroy Age: 65 SERVED AS OFFICER SINCE 2020
•Executive Vice President, Chairman, General Insurance (since 2024)
•Executive Vice President and Chief Executive Officer, General Insurance (2020-2024)
•President & Chief Executive Officer, North America General Insurance (2019-2020)

Roshan Navagamuwa Age: 46 SERVED AS OFFICER SINCE 2024	•Executive Vice President, Chief Information Officer (since 2024) •Executive Vice President and Chief Information Officer, CVS Health (2012-2023)

Sabra Purtill Age: 61 SERVED AS OFFICER SINCE 2021
•Executive Vice President, Chief Financial Officer (since 2023)
•Chief Investment Officer, Corebridge Financial, Inc. (2022-2023)
•Executive Vice President, Chief Risk Officer (2021-2022)
•Senior Vice President, Deputy Chief Financial Officer, Treasurer, Investor and Rating Agency Relations (2019-2021)

Chris Schaper Age: 59 SERVED AS OFFICER SINCE 2023	•Executive Vice President and Global Chief Underwriting Officer (since 2023) •Senior Vice President, General Insurance and Chief Executive Officer, AIG Re (2019-2023)

Claude Wade Age: 56 SERVED AS OFFICER SINCE 2021
•Executive Vice President, Chief Digital Officer and Global Head of Business Operations (since 2023)
•Executive Vice President, Global Head of Operations & Shared Services and Chief Digital Officer (2021-2023)
•Head of Client Experience & Atlanta Innovation Hub Leader, BlackRock Inc. (2017-2021)

ITEM 11 | Executive Compensation
See Item 10 herein.

ITEM 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See Item 10 herein.

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence
See Item 10 herein.

ITEM 14 | Principal Accountant Fees and Services
See Item 10 herein.

262	AIG | 2023 Form 10-K

Part IV
ITEM 15 | Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedules. See accompanying Index to Financial Statements.
Exhibit Index

Exhibit Number	Description	Location

3	Articles of incorporation and by laws
3(i)	Amended and Restated Certificate of Incorporation of AIG, amended and restated May 14, 2020	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on May 15, 2020 (File No. 1-8787).
3(ii)	AIG By-laws, amended and restated December 9, 2020	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 9, 2020 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures	Certain instruments defining the rights of holders of long-term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.
	(1) Description of Registrant’s Securities	Filed herewith.
	(2) Deposit Agreement, dated March 14, 2019, among AIG, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein	Incorporated by reference to Exhibit 4.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 14, 2019 (File No. 1-8787).
	(3) Form of depositary receipt representing the Depository Shares (included in Exhibit A to Exhibit 4.2)	Incorporated by reference to Exhibit 4.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 14, 2019 (File No. 1-8787).
	(4) Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(5) First Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 3.500% Senior Notes due 2025 (2025 Notes)	Incorporated by reference to Exhibit 4.2 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(6) Second Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 3.650% Senior Notes due 2027 (2027 Notes)	Incorporated by reference to Exhibit 4.3 to AIG's Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(7) Third Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 3.850% Senior Notes due 2029 (2029 Notes)	Incorporated by reference to Exhibit 4.4 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(8) Fourth Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 3.900% Senior Notes due 2032 (2032 Notes)	Incorporated by reference to Exhibit 4.5 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(9) Fifth Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 4.350% Senior Notes due 2042 (2042 Notes)	Incorporated by reference to Exhibit 4.6 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(10) Sixth Supplemental Indenture, dated April 5, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 4.400% Senior Notes due 2052 (2052 Notes)	Incorporated by reference to Exhibit 4.7 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(11) Form of the 2025 Notes (included in Exhibit 4.5)	Incorporated by reference to Exhibit 4.2 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(12) Form of the 2027 Notes (included in Exhibit 4.6)	Incorporated by reference to Exhibit 4.3 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(13) Form of the 2029 Notes (included in Exhibit 4.7)	Incorporated by reference to Exhibit 4.4 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(14) Form of the 2032 Notes (included in Exhibit 4.8)	Incorporated by reference to Exhibit 4.5 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(15) Form of the 2042 Notes (included in Exhibit 4.9)	Incorporated by reference to Exhibit 4.6 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).

AIG | 2023 Form 10-K	263

Exhibit Number	Description	Location

	(16) Form of the 2052 Notes (included in Exhibit 4.10)	Incorporated by reference to Exhibit 4.7 to AIG’s Current Report on Form 8-K, filed with the SEC on April 7, 2022 (File No. 1-8787).
	(17) Forty-Second Supplemental Indenture, dated March 27, 2023, between AIG and The Bank of New York Mellon, as Trustee, relating to the 5.125% Notes due 2033 (2033 Notes)	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K, filed with the SEC on March 27, 2023 (File No. 1-8787).
	(18) Form of the 2033 Notes (included in Exhibit 4.17)	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K, filed with the SEC on March 27, 2023 (File No. 1-8787).
	(19) Seventh Supplemental Indenture, dated September 15, 2023, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2033 Notes (2033 Corebridge Notes)	Filed herewith.
	(20) Form of the 2033 Corebridge Notes (included in Exhibit 4.19)	Filed herewith.
	(21) Eighth Supplemental Indenture, dated December 8, 2023, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the 2034 Notes (2034 Notes)	Filed herewith.
	(22) Form of the 2034 Notes (included in Exhibit 4.21)	Filed herewith.
	(23) Subordinated Indenture, dated August 23, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K, filed with the SEC on August 23, 2022.
	(24) First Supplemental Indenture, dated August 23, 2022, between Corebridge Financial, Inc. and The Bank of New York Mellon, as Trustee, relating to the Hybrid Notes (Hybrid Notes)	Incorporated by reference to Exhibit 4.2 to AIG’s Current Report on Form 8-K, filed with the SEC on August 23, 2022.
	(25) Form of Hybrid Notes (included in Exhibit 4.24)	Incorporated by reference to Exhibit 4.2 to AIG’s Current Report on Form 8-K, filed with the SEC on August 23, 2022.
9	Voting Trust Agreement	None.
10	Material contracts
	(1) American International Group, Inc. 2010 Stock Incentive Plan*	Incorporated by reference to Appendix B in AIG’s Definitive Proxy Statement, dated April 12, 2010 (Filed No. 1-8787).
	(2) AIG 2010 Stock Incentive Plan Non-Employee Director Deferred Stock Units (DSU) Award Agreement*	Incorporated by reference to Exhibit 10.14 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-8787).
	(3) Letter Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
	(4) Non-Solicitation and Non-Disclosure Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
	(5) Executive Officer Form of Release and Restrictive Covenant Agreement*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-8787).

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
Incorporated by reference to Exhibit 10.6 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
	(7) AIG Clawback Policy (as amended and restated effective December 1, 2023)*	Filed herewith.
	(8) AIG 2013 Omnibus Incentive Plan*	Incorporated by reference to Appendix B in AIG’s Definitive Proxy Statement on Schedule 14A, dated April 4, 2013 (File No. 1-8787).
	(9) Form of AIG 2013 Omnibus Incentive Plan Non-Employee Director DSU Award Agreement*	Incorporated by reference to Exhibit 10.52 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-8787).

264	AIG | 2023 Form 10-K

Exhibit Number	Description	Location

(10) Aggregate Excess of Loss Reinsurance Agreement, dated January 20, 2017, by and between AIG Assurance Company, AIG Property Casualty Company, AIG Specialty Insurance Company, AIU Insurance Company, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company Of The State Of Pennsylvania and National Indemnity Company (portions of this exhibit have been redacted pursuant to a request for confidential treatment)
Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).

(11) Trust Agreement, dated January 20, 2017, by and among National Union Fire Insurance Company of Pittsburgh, Pa., National Indemnity Company, and Wells Fargo Bank, National Association (portions of this exhibit have been redacted pursuant to a request for confidential treatment)
Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
	(12) Parental Guarantee Agreement, dated January 20, 2017, by Berkshire Hathaway Inc. in favor of National Union Fire Insurance Company of Pittsburgh, Pa.	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
	(13) Form of Stock Option Award Agreement, between American International Group, Inc. and Brian Duperreault*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on May 15, 2017 (File No. 1-8787).
	(14) Form of Stock Option Award Agreement, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on July 6, 2017 (File No. 1-8787).
	(15) Form of Long Term Incentive Stock Option Award Agreement (as of December 2017)*	Incorporated by reference to Exhibit 10.60 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-8787).
	(16) Description of Non-Management Director Compensation*	Incorporated by reference to “Compensation of Directors” in AIG’s Definitive Proxy Statement on Schedule 14A, dated March 29, 2023 (File No. 1-8787).
	(17) Letter Agreement, dated May 10, 2018, between AIG and Mark Lyons*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K/A, Amendment No. 1, filed with the SEC on December 14, 2018 (File No. 1-8787).
	(18) Non-Solicitation and Non-Disclosure Agreement, dated May 13, 2018, between AIG and Mark Lyons*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K/A, Amendment No. 1, filed with the SEC on December 14, 2018 (File No. 1-8787).
	(19) Form of AIG Long Term Incentive Award Agreement (as of January 2020)*	Incorporated by reference to Exhibit 10.49 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 21, 2020 (File No. 1-8787).

(20) Amended and Restated Combination Coinsurance and Modified Coinsurance Agreement by and between American General Life Insurance Company and Fortitude Reinsurance Company, Ltd., effective as of June 1, 2020 (portions of this exhibit have been redacted pursuant to a request for confidential treatment)
Incorporated by reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2020 (File No. 1-8787).
	(21) AIG 2012 Executive Severance Plan (as amended and restated February 2021)*	Incorporated by reference to Exhibit 10.35 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021 (File No. 1-8787).
	(22) AIG Non-Qualified Retirement Income Plan (as amended and restated February 2021)*	Incorporated by reference to Exhibit 10.37 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021 (File No. 1-8787).
	(23) American International Group, Inc. 2021 Omnibus Incentive Plan	Incorporated by reference to Appendix B to AIG’s Definitive Proxy Statement filed with the Commission on March 30, 2021 (File No. 001-08787).
	(24) AIG Long Term Incentive Plan Form of Award Agreement (April 2021)*	Incorporated by reference to Exhibit 10.7 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021 (File No. 1-8787).
	(25) AIG Long Term Incentive Plan Form of Award Agreement (September 2021)*	Incorporated by reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2021 (File No. 1-8787).
	(26) Form of AIG 2021 Omnibus Incentive Plan Non-Employee Director DSU Award Agreement*	Incorporated by reference to Exhibit 10.41 to AIG's Annual Report on Form 10-K, filed with the SEC on February 17, 2022 (File No. 1-8787).

(27) Credit Agreement, dated as of November 19, 2021, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, Bank of America, N.A., as Administrative Agent, and each Several L/C Agent party thereto
Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 22, 2021 (File No. 1-8787).
	(28) Letter Agreement, dated December 7, 2021, between AIG and Shane Fitzsimons*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K/A, Amendment No. 1, filed with the SEC on December 9, 2021 (File No. 1-8787).
	(29) 3-Year Delayed Draw Term Agreement, dated as of February 25, 2022, among SAFG Retirement Services, Inc., as borrower, the lenders party thereto and the administrative agent party thereto	Incorporated by Reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2022.
	(30) Form of Long-Term Incentive Award Agreement (as of March 2022)*	Incorporated by Reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2022.

AIG | 2023 Form 10-K	265

Exhibit Number	Description	Location

(31) Revolving Credit Agreement, dated as of May 12, 2022 among Corebridge Financial, Inc., the subsidiary borrowers thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, and the several L/C agent party thereto
Incorporated by reference Exhibit 10.1 to AIG’s Current Report on Form 8-K, filed with the SEC on May 13, 2022 (File No. 1-8787).

(32) Amendment Letter, dated as of May 12, 2022, to the Credit Agreement among AIG, the subsidiary borrowers party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, and each several L/C agent party thereto
Incorporated by Reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2022 (File No. 1-8787).

(33) Amendment Letter, dated as of May 11, 2022, to the 3-Year Delayed Draw Term Loan Agreement among Corebridge Financial, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent
Incorporated by Reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2022 (File No. 1-8787).

(34) Amendment Letter, dated as of August 24, 2022, to the 3-Year Delayed Draw Term Loan Agreement among Corebridge Financial, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent
Incorporated by Reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).
	(35) Separation Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Incorporated by Reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).
	(36) Registration Rights Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Incorporated by Reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).
	(37) Transition Services Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Incorporated by Reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).
	(38) Trademark License Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Incorporated by Reference to Exhibit 10.6 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).
	(39) Intellectual Property Assignment Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Incorporated by Reference to Exhibit 10.7 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).
	(40) Grantback License Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Incorporated by Reference to Exhibit 10.8 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).
	(41) Employee Matters Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Incorporated by Reference to Exhibit 10.9 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).
	(42) Tax Matters Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Incorporated by Reference to Exhibit 10.10 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).
	(43) Employment Agreement, dated as of November 10, 2022, by and between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.55 on AIG’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023 (File No. 1-8787).
	(44) RSU Award Agreement, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.56 on AIG’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023 (File No. 1-8787).
	(45) Settlement Agreement and Release, dated January 29, 2023, by and between American International Group, Inc. and Mark Lyons*	Incorporated by Reference to Exhibit 99.1 to AIG’s Current Report on Form 8-K, filed with the SEC on January 30, 2023 (File No. 1-8787).
	(46) Letter Agreement, dated June 19, 2023, between AIG and Sabra Purtill*	Incorporated by Reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2023 (File No. 1-8787).
	(47) Transition Agreement, dated September 1, 2023, between AIG and Lucy Fato*	Incorporated by Reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2023 (File No. 1-8787).
	(48) Form of AIG 2021 Omnibus Incentive Plan Non-Employee Director Deferred Stock Units Award Agreement*	Incorporated by Reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2023 (File No. 1-8787).
	(49) Financial Restatement Compensation Recoupment Policy (effective as of September 11, 2023)	Filed herewith.
	(50) AIG Long Term Incentive Plan (as amended and restated effective February 1, 2024)*	Filed herewith.
	(51) AIG Annual Short-Term Incentive Plan (as amended and restated effective February 1, 2024)*	Filed herewith.
21	Subsidiaries of Registrant	Filed herewith.
22	Guaranteed Securities	None.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24	Powers of attorney	Included on signature page and filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.

266	AIG | 2023 Form 10-K

Exhibit Number	Description	Location

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (ii) the Consolidated Statements of Income (Loss) for the three years ended December 31, 2023, (iii) the Consolidated Statements of Equity for the three years ended December 31, 2023, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2023, (v) the Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2023 and (vi) the Notes to the Consolidated Financial Statements.
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

ITEM 16 | Form 10-K Summary
None.

AIG | 2023 Form 10-K	267

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th of February, 2024.

AMERICAN INTERNATIONAL GROUP, INC.

By	/S/ PETER ZAFFINO
(Peter Zaffino, Chairman and Chief Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Zaffino and Sabra R. Purtill, and each of them severally, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th of February, 2024.

SIGNATURE	TITLE
/S/ PETER ZAFFINO	Chairman and Chief Executive Officer and Director
(Peter Zaffino)
/S/ SABRA R. PURTILL	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
(Sabra R. Purtill)
/S/ KATHLEEN CARBONE	Vice President and Chief Accounting Officer (Principal Accounting Officer)
(Kathleen Carbone)
/S/ PAOLA BERGAMASCHI	Director
(Paola Bergamaschi)
/S/ JAMES COLE JR.	Director
(James Cole Jr.)
/S/ W. DON CORNWELL	Director
(W. Don Cornwell)
/S/ JAMES DUNNE III	Director
(James Dunne III)
/S/ LINDA A. MILLS	Director
(Linda A. Mills)
/S/ DIANA M. MURPHY	Director
(Diana M. Murphy)
/S/ PETER R. PORRINO	Director
(Peter R. Porrino)
/S/ JOHN G. RICE	Director
(John G. Rice)
/S/ VANESSA A. WITTMAN	Director
(Vanessa A. Wittman)

268	AIG | 2023 Form 10-K

Summary of Investments – Other than Investments in Related Parties

			Schedule I
At December 31, 2023			Amount at which shown in the Balance sheet
(in millions)	Cost(a)	Fair value
Fixed maturities:
U.S. government and government sponsored entities	$5,885	$5,616	$5,616
Obligations of states, municipalities and political subdivisions	11,479	10,754	10,754
Non-U.S. governments	13,705	12,490	12,490
Public utilities	23,336	20,088	20,088
All other corporate debt securities	134,244	121,252	121,252
Mortgage-backed, asset-backed and collateralized	69,624	66,774	66,774
Total fixed maturity securities	258,273	236,974	236,974
Equity securities and mutual funds:
Common stock:
Public utilities	1	1	1
Banks, trust and insurance companies	441	441	441
Industrial, miscellaneous and all other	77	77	77
Total common stock	519	519	519
Preferred stock	57	57	57
Mutual funds	152	152	152
Total equity securities and mutual funds	728	728	728
Mortgage and other loans receivable, net of allowance	51,553	48,536	51,553
Other invested assets	17,070	16,217	16,217
Short-term investments, at cost (approximates fair value)	17,200	17,200	17,200
Derivative assets(b)	511	511	511
Total investments	$345,335	$320,166	$323,183
(a)Original cost of fixed maturities is reduced by repayments and adjusted for amortization of premiums or accretion of discounts.
(b)The balance is reported in Other assets.

AIG | 2023 Form 10-K	269

Condensed Financial Information of Registrant
Balance Sheets – Parent Company Only

		Schedule II
December 31,
(in millions)	2023	2022
Assets:
Short-term investments	$7,782	$3,389
Other investments	758	1,930
Total investments	8,540	5,319
Cash	10	5
Loans to subsidiaries(a)	—	84
Due from affiliates - net(a)	1,371	1,224
Intercompany tax receivable(a)	751	329
Deferred income taxes	4,566	4,992
Investment in consolidated subsidiaries(a)	42,655	44,823
Other assets	909	250
Total assets	$58,802	$57,026
Liabilities:
Due to affiliates(a)	$703	$1,195
Intercompany tax payable(a)	767	1,633
Notes and bonds payable	9,098	10,323
Junior subordinated debt	992	991
Series AIGFP matched notes and bonds payable	18	18
Loans from subsidiaries(a)	443	521
Other liabilities	1,430	1,375
Total liabilities	13,451	16,056
AIG Shareholders’ equity:
Preferred stock	485	485
Common stock	4,766	4,766
Treasury stock	(59,189)	(56,473)
Additional paid-in capital	75,810	79,915
Retained earnings	37,516	34,893
Accumulated other comprehensive income	(14,037)	(22,616)
Total AIG shareholders’ equity	45,351	40,970
Total liabilities and equity	$58,802	$57,026
Eliminated in consolidation.
See accompanying Notes to Condensed Financial Information of Registrant.

270	AIG | 2023 Form 10-K

Condensed Financial Information of Registrant (Continued)
Statements of Income – Parent Company Only

			Schedule II
Years Ended December 31,
(in millions)	2023	2022	2021
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(4,508)	$7,875	$(2,391)
Dividend income from consolidated subsidiaries(a)	8,385	2,974	14,699
Interest income(b)	226	936	169
Net realized losses	(74)	(433)	(1)
Other income (loss)	5	22	(3)
Expenses:
Interest expense	525	631	948
Net loss on extinguishment of debt	(58)	301	304
Net (gain) loss on divestitures and other	5	111	(10)
Other expenses	778	960	1,214
Income (loss) from continuing operations before income tax benefit	2,784	9,371	10,017
Income tax benefit	(859)	(838)	(350)
Net income (loss)	3,643	10,209	10,367
Loss from discontinued operations	—	18	—
Net income (loss) attributable to AIG Parent Company	$3,643	$10,227	$10,367
(a)Eliminated in consolidation.
(b)Includes interest income on intercompany borrowings of $1 million, $813 million and $131 million on December 31, 2023, 2022 and 2021, respectively, eliminated in consolidation.
See accompanying Notes to Condensed Financial Information of Registrant.

Condensed Financial Information of Registrant (Continued)
Statements of Comprehensive Income – Parent Company Only

			Schedule II
Years Ended December 31,
(in millions)	2023	2022	2021
Net income (loss)	$3,643	$10,227	$10,367
Other comprehensive income (loss)	4,641	(29,803)	(5,325)
Total comprehensive income attributable to AIG	$8,284	$(19,576)	$5,042
See accompanying Notes to Condensed Financial Information of Registrant.

AIG | 2023 Form 10-K	271

Condensed Financial Information of Registrant (Continued)
Statements of Cash Flows – Parent Company Only

			Schedule II
Years Ended December 31,
(in millions)	2023	2022	2021
Net cash provided by (used in) operating activities	$5,382	$191	$3,837
Cash flows from investing activities:
Sales and maturities of investments	3,367	5,205	4,228
Purchase of investments	(2,070)	(90)	(5,761)
Net change in short-term investments	(4,393)	945	2,647
Contributions from (to) subsidiaries - net	(47)	(330)	403
Loans to subsidiaries - net	84	8,427	(104)
Other, net	(48)	45	(41)
Net cash provided by (used in) investing activities	(3,107)	14,202	1,372
Cash flows from financing activities:
Issuance of long-term debt	742	—	—
Repayments of long-term debt	(2,037)	(9,364)	(3,703)
Cash dividends paid on preferred stock	(29)	(29)	(29)
Cash dividends paid on common stock	(997)	(982)	(1,083)
Loans from subsidiaries - net	(97)	(224)	3
Purchase of common stock	(2,961)	(5,200)	(2,598)
Other, net	3,108	1,408	2,201
Net cash provided by (used in) financing activities	(2,271)	(14,391)	(5,209)
Change in cash and restricted cash	4	2	—
Cash and restricted cash at beginning of year	6	4	4
Cash and restricted cash at end of year	$10	$6	$4

Supplementary disclosure of cash flow information:
	Years Ended December 31,
(in millions)	2023	2022	2021
Cash	$10	$5	$3
Restricted cash included in Other assets	—	1	1
Total cash and restricted cash shown in Statements of Cash Flows – Parent Company Only	$10	$6	$4

Cash (paid) received during the period for:
Interest:
Third party	$(455)	$(716)	$(941)
Intercompany	(3)	63	1
Taxes:
Income tax authorities	(109)	(348)	(494)
Intercompany	(95)	1,120	1,950
Intercompany non-cash financing and investing activities:
Capital contributions	861	660	2,284
Return of capital	—	—	1,365
Dividend received in the form of intercompany note	—	—	8,300
Dividends received in the form of securities	314	494	1,289
See accompanying Notes to Condensed Financial Information of Registrant.

272	AIG | 2023 Form 10-K

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
American International Group, Inc.’s (the Registrant) investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto of American International Group, Inc. and subsidiaries included in the Registrant’s 2023 Annual Report on Form 10-K for the year ended December 31, 2023 (Annual Report on Form 10-K) filed with the Securities and Exchange Commission on February 14, 2024.
The Registrant includes in its Statement of Income dividends from its subsidiaries and equity in undistributed income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.
The five-year debt maturity schedule is incorporated by reference from Note 16 to the Consolidated Financial Statements.
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
Under the U.S. federal tax laws, AIGFP will continue to join in filing of AIG’s consolidated U.S. federal income tax return and AIGFP’s net operating losses continue to be available to offset taxable income of AIG’s consolidated U.S. federal income tax group. Accordingly, deferred tax assets related to AIGFP’s net operating losses remain part of AIG’s deferred tax assets as of December 31, 2023. No additional valuation allowance is required in connection with AIGFP’s reorganization.
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
For additional information, see Note 23 to the Consolidated Financial Statements.

AIG | 2023 Form 10-K	273

Supplementary Insurance Information

				Schedule III
At December 31, 2023, 2022

Segment (in millions)	Deferred Policy Acquisition Costs	Liability for Unpaid Losses and Loss Adjustment Expenses, Future Policy Benefits	Unearned Premiums	Policy and Contract Claims
2023
General Insurance	$2,075	$66,805	$17,374	$—
Life and Retirement	10,010	57,108	11	1,194
Other Operations(a)	—	5,056	2	(188)
	$12,085	$128,969	$17,387	$1,006
2022
General Insurance	$2,310	$71,495	$18,253	$—
Life and Retirement	10,547	50,519	59	1,309
Other Operations(a)	—	5,067	26	147
	$12,857	$127,081	$18,338	$1,456

For the years ended December 31, 2023, 2022, and 2021

Segment (in millions)	Premiums and Policy Fees	Net Investment Income	Losses and Loss Expenses Incurred, Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
2023
General Insurance	$25,091	$3,022	$14,775	$3,623	$4,344	$26,719
Life and Retirement	10,898	9,786	14,202	1,061	2,409	—
Other Operations(a)	62	1,784	202	124	1,746	487
	$36,051	$14,592	$29,179	$4,808	$8,499	$27,206
2022
General Insurance	$25,340	$2,382	$15,407	$3,533	$4,352	$25,512
Life and Retirement	8,419	8,347	10,801	1,021	2,431	—
Other Operations(a)	1,010	1,038	(288)	3	2,339	1,248
	$34,769	$11,767	$25,920	$4,557	$9,122	$26,760
2021
General Insurance	$25,057	$3,304	$16,097	$3,530	$4,375	$25,890
Life and Retirement	9,060	9,521	11,359	958	2,573	—
Other Operations(a)	173	1,787	(101)	36	1,780	527
	$34,290	$14,612	$27,355	$4,524	$8,728	$26,417
(a)Includes consolidation and elimination entries and reconciling items from adjusted pre-tax income to pre-tax income. See Note 3 to the Consolidated Financial Statements.

274	AIG | 2023 Form 10-K

Reinsurance

					Schedule IV
For the years ended December 31, 2023, 2022, and 2021

(in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percent of Amount Assumed to Net
2023
Long-duration insurance in-force	$1,308,474	$363,471	$173	$945,176	—%
Premiums earned:
General Insurance companies	$30,781	$12,268	$7,050	$25,563	27.6%
Life and Retirement companies	4,706	1,126	4,111	7,691	53.5
Total	$35,487	$13,394	$11,161	$33,254	33.6%
2022
Long-duration insurance in-force	$1,280,831	$346,879	$188	$934,140	—%
Premiums earned:
General Insurance companies	$32,053	$12,425	$7,137	$26,765	26.7%
Life and Retirement companies	4,739	966	1,318	5,091	25.9
Total	$36,792	$13,391	$8,455	$31,856	26.5%
2021
Long-duration insurance in-force	$1,280,090	$363,008	$192	$917,274	—%
Premiums earned:
General Insurance companies	$30,279	$11,301	$6,640	$25,618	25.9%
Life and Retirement companies	4,604	1,202	2,265	5,667	40.0
Total	$34,883	$12,503	$8,905	$31,285	28.5%
Valuation and Qualifying Accounts

					Schedule V
For the years ended December 31, 2023, 2022, and 2021

(in millions)	Balance, Beginning of year	Charged to Costs and Expenses	Write Offs	Reclassified to Assets Held for Sale	Other Changes(a)	Balance, End of year
2023
Allowance for premiums and insurances balances receivable	$169	$(7)	$(29)	$—	$6	$139
Federal and foreign valuation allowance for deferred tax assets	4,246	(357)	—	(82)	(691)	3,116
2022
Allowance for premiums and insurances balances receivable	$185	$—	$(15)	$—	$(1)	$169
Federal and foreign valuation allowance for deferred tax assets	1,987	(25)	—	—	2,284	4,246
2021
Allowance for premiums and insurances balances receivable	$205	$(15)	$(2)	$—	$(3)	$185
Federal and foreign valuation allowance for deferred tax assets	1,330	718	—	—	(61)	1,987
(a)Includes recoveries of amounts previously charged off and reclassifications to/from other accounts.

AIG | 2023 Form 10-K	275