Form 10-Q
period 2024-03-31
AMERICAN INTERNATIONAL GROUP, INC.
filed 2024-05-02
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 26, 2024, there were 663,668,009 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

FORM 10-Q

AIG | First Quarter 2024 Form 10-Q	1

Part I – Financial Information
Item 1. | Financial Statements

American International Group, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	March 31, 2024	December 31, 2023
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $125 in 2024 and $162 in 2023 (amortized cost: 2024 - $255,067; 2023 - $253,035)*	$232,487	$231,733
Other bond securities, at fair value (See Note 6)*	5,403	5,241
Equity securities, at fair value (See Note 6)*	797	728
Mortgage and other loans receivable, net of allowance for credit losses of $38,501 in 2024 and $38,473 in 2023*	52,475	51,553
Other invested assets (portion measured at fair value: 2024 - $11,510; 2023 - $11,733)*	15,977	16,217
Short-term investments, including restricted cash of $4 in 2024 and $4 in 2023 (portion measured at fair value: 2024 - $8,487; 2023 - $10,772)*	15,077	17,200
Total investments	322,216	322,672
Cash*	1,816	2,155
Accrued investment income*	2,698	2,588
Premiums and other receivables, net of allowance for credit losses and disputes of $134 in 2024 and $139 in 2023	11,293	10,561
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2024 and $0 in 2023	29,732	30,612
Reinsurance assets - other, net of allowance for credit losses and disputes of $224 in 2024 and $236 in 2023	38,833	36,914
Deferred income taxes	14,376	14,445
Deferred policy acquisition costs	12,111	12,085
Market risk benefit assets, at fair value	1,172	912
Other assets, net of allowance for credit losses of $49 in 2024 and $49 in 2023, including restricted cash of $43 in 2024 and $45 in 2023 (portion measured at fair value: 2024 - $705; 2023 - $754)*	12,313	13,089
Separate account assets, at fair value	95,173	91,005
Assets held for sale	2,388	2,268
Total assets	$544,121	$539,306
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2024 and $14 in 2023	$70,060	$70,393
Unearned premiums	17,831	17,387
Future policy benefits for life and accident and health insurance contracts	58,985	58,576
Policyholder contract deposits (portion measured at fair value: 2024 - $8,613; 2023 - $7,997)	163,698	161,979
Market risk benefit liabilities, at fair value	5,167	5,705
Other policyholder funds	3,315	3,356
Fortitude Re funds withheld payable (portion measured at fair value: 2024 - $(1,364); 2023 - $(1,226))	28,789	29,484
Other liabilities (portion measured at fair value: 2024 - $493; 2023 - $624)*	28,245	25,958
Short-term and long-term debt, of which $250 and $250 is short-term debt in 2024 and 2023 (portion measured at fair value: 2024 - $68; 2023 - $53)	19,318	19,796
Debt of consolidated investment entities*	2,617	2,591
Separate account liabilities	95,173	91,005
Liabilities held for sale	1,813	1,775
Total liabilities	495,011	488,005
Contingencies, commitments and guarantees (See Note 15)
AIG shareholders’ equity:
Series A non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares authorized; shares issued: 2024 - 0 and 2023 - 20,000; liquidation preference $500	—	485
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2024 - 1,906,671,492 and 2023 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2024 - 1,235,652,452 shares; 2023 - 1,217,831,721 shares of common stock	(60,603)	(59,189)
Additional paid-in capital	75,625	75,810
Retained earnings	38,466	37,516
Accumulated other comprehensive loss	(14,869)	(14,037)
Total AIG shareholders’ equity	43,385	45,351
Non-redeemable noncontrolling interests	5,725	5,950
Total equity	49,110	51,301
Total liabilities and equity	$544,121	$539,306
*See Note 10 for details of balances associated with variable interest entities.
See accompanying Notes to Condensed Consolidated Financial Statements.

2	AIG | First Quarter 2024 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended March 31,
(dollars in millions, except per common share data)	2024	2023
Revenues:
Premiums	$8,167	$8,481
Policy fees	714	698
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	3,535	3,087
Net investment income - Fortitude Re funds withheld assets	369	446
Total net investment income	3,904	3,533
Net realized gains (losses):
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(258)	(713)
Net realized losses on Fortitude Re funds withheld assets	(179)	(31)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	13	(1,165)
Total net realized losses	(424)	(1,909)
Other income	217	181
Total revenues	12,578	10,984
Benefits, losses and expenses:
Policyholder benefits and losses incurred (including remeasurement losses of $100 and $64 for the three months ended March 31, 2024, and 2023, respectively)	6,320	6,397
Change in the fair value of market risk benefits, net	(369)	196
Interest credited to policyholder account balances	1,204	1,040
Amortization of deferred policy acquisition costs	1,104	1,293
General operating and other expenses	2,014	1,980
Interest expense	260	307
Net (gain) loss on divestitures and other	(6)	2
Total benefits, losses and expenses	10,527	11,215
Income (loss) from continuing operations before income tax expense (benefit)	2,051	(231)
Income tax expense (benefit)	451	(144)
Income (loss) from continuing operations	1,600	(87)
Income (loss) from discontinued operations, net of income taxes	—	—
Net income (loss)	1,600	(87)
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	384	(117)
Net income (loss) attributable to AIG	1,216	30
Less: Dividends on preferred stock and preferred stock redemption premiums	22	7
Net income (loss) attributable to AIG common shareholders	$1,194	$23
Income per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$1.75	$0.03
Income from discontinued operations	$—	$—
Net income (loss) attributable to AIG common shareholders	$1.75	$0.03
Diluted:
Income (loss) from continuing operations	$1.74	$0.03
Income from discontinued operations	$—	$—
Net income (loss) attributable to AIG common shareholders	$1.74	$0.03
Weighted average shares outstanding:
Basic	682,576,848	738,661,428
Diluted	687,961,518	744,099,186
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2024 Form 10-Q	3

American International Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Net income (loss)	$1,600	$(87)
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	57	6
Change in unrealized appreciation (depreciation) of all other investments	(1,290)	4,252
Change in fair value of market risk benefits attributable to changes in our own credit risk	(23)	75
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	545	(420)
Change in foreign currency translation adjustments	(353)	(28)
Change in retirement plan liabilities adjustment	7	28
Other comprehensive income (loss)	(1,057)	3,913
Comprehensive income (loss)	543	3,826
Comprehensive income (loss) attributable to noncontrolling interests	86	509
Comprehensive income (loss) attributable to AIG	$457	$3,317
See accompanying Notes to Condensed Consolidated Financial Statements.

4	AIG | First Quarter 2024 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Equity (unaudited)

(in millions, except per share data)	Preferred Stock and Additional Paid-in Capital	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Three Months Ended March 31, 2024
Balance, beginning of the year	$485	$4,766	$(59,189)	$75,810	$37,516	$(14,037)	$45,351	$5,950	$51,301
Common stock issued under stock plans	—	—	268	(295)	—	—	(27)	—	(27)
Redemption of preferred stock	(485)	—	—	—	—	—	(485)	—	(485)
Purchase of common stock	—	—	(1,682)	—	—	—	(1,682)	—	(1,682)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	1,216	—	1,216	384	1,600
Dividends on preferred stock ($365.625 per share) and preferred stock redemption premiums	—	—	—	—	(22)	—	(22)	—	(22)
Dividends on common stock ($0.36 per share)	—	—	—	—	(243)	—	(243)	—	(243)
Other comprehensive loss	—	—	—	—	—	(759)	(759)	(298)	(1,057)
Net decrease due to divestitures and acquisitions	—	—	—	(10)	—	(73)	(83)	(202)	(285)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	11	11
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(70)	(70)
Other	—	—	—	120	(1)	—	119	(50)	69
Balance, end of period	$—	$4,766	$(60,603)	$75,625	$38,466	$(14,869)	$43,385	$5,725	$49,110

Three Months Ended March 31, 2023
Balance, beginning of year	$485	$4,766	$(56,473)	$79,915	$34,893	$(22,616)	$40,970	$2,484	$43,454
Common stock issued under stock plans	—	—	219	(366)	—	—	(147)	—	(147)
Purchase of common stock	—	—	(603)	—	—	—	(603)	—	(603)
Net income (loss) attributable to AIG or noncontrolling interests	—	—	—	—	30	—	30	(117)	(87)
Dividends on preferred stock ($365.625 per share)	—	—	—	—	(7)	—	(7)	—	(7)
Dividends on common stock ($0.32 per share)	—	—	—	—	(234)	—	(234)	—	(234)
Other comprehensive income	—	—	—	—	—	3,287	3,287	626	3,913
Contributions from noncontrolling interests	—	—	—	—	—	—	—	16	16
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(58)	(58)
Other	—	—	—	13	8	—	21	38	59
Balance, end of period	$485	$4,766	$(56,857)	$79,562	$34,690	$(19,329)	$43,317	$2,989	$46,306
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2024 Form 10-Q	5

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,600	$(87)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net losses on sales of securities available for sale and other assets	452	450
Net (gain) loss on divestitures and other	(6)	2
Unrealized (gains) losses in earnings - net	403	(112)
Change in the fair value of market risk benefits in earnings, net	(891)	316
Equity in (income) loss from equity method investments, net of dividends or distributions	13	(12)
Depreciation and other amortization	913	1,186
Impairments of assets	26	11
Changes in operating assets and liabilities:
Insurance reserves	1,352	3,015
Premiums and other receivables and payables - net	29	641
Reinsurance assets, net	(1,710)	(2,561)
Capitalization of deferred policy acquisition costs	(1,221)	(1,689)
Current and deferred income taxes - net	367	(200)
Other, net	(808)	(463)
Total adjustments	(1,081)	584
Net cash provided by operating activities	519	497
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	5,595	10,676
Other securities	207	313
Other invested assets	561	413
Divestitures, net	—	32
Maturities of fixed maturity securities available for sale	4,957	4,130
Principal payments received on and sales of mortgage and other loans receivable	1,095	957
Purchases of:
Available for sale securities	(11,287)	(13,607)
Other securities	(308)	(481)
Other invested assets	(317)	(443)
Mortgage and other loans receivable	(2,239)	(2,009)
Net change in short-term investments	2,135	(1,152)
Other, net	(91)	(303)
Net cash provided by (used in) investing activities	308	(1,474)
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	8,504	8,226
Policyholder contract withdrawals	(7,150)	(6,468)
Issuance of long-term debt	—	743
Issuance of debt of consolidated investment entities	57	36
Repayments of long-term debt	(461)	(1)
Repayments of debt of consolidated investment entities	(121)	(127)
Purchase of common stock	(1,640)	(577)
Redemption of preferred stock	(485)	—
Dividends on preferred stock and preferred stock redemption premiums	(22)	(7)
Dividends on common stock	(243)	(234)
Other, net	420	(774)
Net cash provided by (used in) financing activities	(1,141)	817
Effect of exchange rate changes on cash and restricted cash	(29)	2
Net decrease in cash and restricted cash	(343)	(158)
Cash and restricted cash at beginning of year	2,204	2,216
Cash and restricted cash of held for sale assets	2	—
Cash and restricted cash at end of period	$1,863	$2,058

6	AIG | First Quarter 2024 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)(continued)
Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Three Months Ended March 31,
(in millions)	2024	2023
Cash	$1,816	$1,923
Restricted cash included in Short-term investments*	4	105
Restricted cash included in Other assets*	43	30
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$1,863	$2,058
Cash paid during the period for:
Interest	$181	$165
Taxes	$84	$56
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk transfer transactions	$1,316	$1,424
Fixed maturity securities and other invested assets received in connection with reinsurance transactions	$40	$—
Fixed maturity securities and other invested assets transferred in connection with reinsurance transactions	$(163)	$(680)
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$1,146	$1,107
Fee income debited to policyholder contract deposits included in financing activities	$(529)	$(524)
*Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to real estate.
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2024 Form 10-Q	7

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
These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) and should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the 2023 Annual Report). The condensed consolidated financial information as of December 31, 2023 included herein has been derived from the audited Consolidated Financial Statements in the 2023 Annual Report.
In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2024 and prior to the issuance of these Condensed Consolidated Financial Statements.
SALES/DISPOSALS OF ASSETS AND BUSINESSES
AIG Life Limited
On April 8, 2024, Corebridge Financial, Inc. (Corebridge) completed the sale of AIG Life Limited (AIG Life) to Aviva plc and received gross proceeds of £453 million ($569 million). For further details on this transaction, see Note 4.
Separation of Life and Retirement Business and Relationship with Blackstone Inc.
AIG owns 52.7 percent of the outstanding common stock of Corebridge as of March 31, 2024. Corebridge is the holding company for AIG’s Life and Retirement business. AIG continues to consolidate Corebridge in AIG’s Condensed Consolidated Financial Statements. The portion of equity interest of Corebridge that AIG does not own is reflected as noncontrolling interest in AIG’s Condensed Consolidated Financial Statements.
In the three months ended March 31, 2024, Corebridge repurchased 9.5 million shares of Corebridge common stock for an aggregate purchase price of $243 million. As a result, AIG recorded a decrease of $83 million in Total AIG shareholders' equity.
Blackstone Inc. (Blackstone) owns a 10.1 percent equity stake in Corebridge as of March 31, 2024. Blackstone is required to hold its ownership interest in Corebridge, subject to exceptions currently permitting Blackstone to sell 67 percent and 75 percent of its ownership interest after September 19, 2024 and 2025, respectively, with the transfer restrictions terminating in full on September 19, 2027.

8	AIG | First Quarter 2024 Form 10-Q

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

2. Summary of Significant Accounting Policies
ACCOUNTING STANDARDS ADOPTED DURING 2024
Fair Value Measurement
On June 30, 2022, the Financial Accounting Standards Board (FASB) issued an accounting standards update to address diversity in practice by clarifying that a contractual sale restriction should not be considered in the measurement of the fair value of an equity security. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities. The Company adopted the standard on January 1, 2024, prospectively for entities other than investment companies. The adoption of the standard did not have a material impact to AIG consolidated financial statements.
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

AIG | First Quarter 2024 Form 10-Q	9

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

3. Segment Information
We report our results of operations consistent with the manner in which our chief operating decision makers review the business to assess performance and allocate resources, as follows:
GENERAL INSURANCE
General Insurance business is presented as two operating segments:
•North America – consists of insurance businesses in the United States, Canada and Bermuda.
•International – consists of regional insurance businesses in Japan, the United Kingdom, Europe, Middle East and Africa (EMEA region), Asia Pacific, Latin America and Caribbean, and China. International also includes the results of Talbot Underwriting Ltd. as well as AIG’s Global Specialty business.
North America and International operating segments consist of the following products:
–Commercial Lines – consists of Property, Liability, Financial Lines and Specialty.
–Personal Insurance – consists of Accident & Health and Personal Lines.
For further discussion on recent activity in the General Insurance business, see Note 1 to the Consolidated Financial Statements in the 2023 Annual Report.
LIFE AND RETIREMENT
Life and Retirement business is presented as four operating segments:
•Individual Retirement – consists of fixed annuities, fixed index annuities and variable annuities.
•Group Retirement – consists of recordkeeping, plan administration and compliance services, financial planning and advisory solutions offered to employer-defined contribution plan participants, along with proprietary and limited non-proprietary annuities and advisory and brokerage products offered outside of plans.
•Life Insurance – primary products in the U.S. include term life and universal life insurance. Corebridge previously announced agreements to sell Laya Healthcare Limited (Laya) and AIG Life. The sale of Laya closed on October 31, 2023 and the AIG Life sale closed on April 8, 2024.
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

10	AIG | First Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

The following table presents AIG’s continuing operations by operating segment:

Three Months Ended March 31,	2024			2023
(in millions)	Adjusted Revenues	Adjusted Pre-tax Income (Loss)		Adjusted Revenues	Adjusted Pre-tax Income (Loss)
General Insurance
North America	$2,502	$224	(a)	$2,980	$299	(a)
International	3,284	372	(a)	3,279	203	(a)
Net investment income	762	762		746	746
Total General Insurance	6,548	1,358		7,005	1,248
Life and Retirement
Individual Retirement	1,686	622		1,484	533
Group Retirement	689	199		683	187
Life Insurance	1,214	58		1,249	82
Institutional Markets	2,332	112		1,955	84
Total Life and Retirement	5,921	991		5,371	886
Other Operations
Other Operations before consolidation and eliminations	57	(438)		132	(434)
AIG consolidation and eliminations	39	30		(64)	(57)
Total Other Operations	96	(408)		68	(491)
Total	12,565	1,941		12,444	1,643
Reconciling items:
Changes in fair value of securities used to hedge guaranteed living benefits	17	(2)		13	(3)
Change in the fair value of market risk benefits, net(b)	—	369		—	(196)
Changes in benefit reserves related to net realized gains (losses)	—	2		—	6
Changes in the fair value of equity securities	99	99		51	51
Other income (expense) - net	7	—		(7)	—
Net investment income on Fortitude Re funds withheld assets	369	369		446	446
Net realized losses on Fortitude Re funds withheld assets	(179)	(179)		(31)	(31)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	13	13		(1,165)	(1,165)
Net realized losses(c)	(313)	(307)		(772)	(766)
Net gain (loss) on divestitures and other	—	6		—	(2)
Non-operating litigation reserves and settlements	—	—		1	1
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	(2)		—	19
Net loss reserve discount benefit (charge)	—	(76)		—	(64)
Integration and transaction costs associated with acquiring or divesting businesses	—	(64)		—	(52)
Restructuring and other costs	—	(114)		—	(117)
Non-recurring costs related to regulatory or accounting changes	—	(4)		—	(13)
Net impact from elimination of international reporting lag(d)	—	—		4	12
Revenues and pre-tax income (loss)	$12,578	$2,051		$10,984	$(231)
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
(d)For additional information, see Note 1 to the Consolidated Financial Statements in the 2023 Annual Report.

AIG | First Quarter 2024 Form 10-Q	11

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
Assets and liabilities related to a Held-For-Sale Business are reported in Assets held for sale and Liabilities held for sale, respectively, in our Condensed Consolidated Balance Sheets beginning in the period in which the business is classified as held-for-sale. At March 31, 2024, the following businesses and assets were reported and classified as held-for-sale:
AIG Life Limited
On April 8, 2024, Corebridge completed the sale of AIG Life to Aviva plc and received gross proceeds of £453 million ($569 million). The results of AIG Life are reported in Life and Retirement.
Other
Other primarily consists of real estate.
The following table summarizes the components of assets and liabilities held-for-sale on the Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023 after elimination of intercompany balances:

	March 31, 2024			December 31, 2023
(in millions)	AIG Life	Other	Total	AIG Life	Other	Total
Assets:
Bonds available for sale	$160	$15	$175	$167	$14	$181
Other invested assets	—	167	167	—	67	67
Short-term investments	24	1	25	11	1	12
Cash	—	1	1	3	—	3
Accrued investment income	3	1	4	3	—	3
Premiums and other receivables, net of allowance for credit losses and disputes	131	14	145	116	9	125
Reinsurance assets - other, net of allowance for credit losses and disputes	882	5	887	899	3	902
Deferred income taxes	47	—	47	47	—	47
Deferred policy acquisition costs	841	1	842	814	—	814
Other assets, net of allowance for credit losses(a)	82	13	95	83	31	114
Total assets held for sale	$2,170	$218	$2,388	$2,143	$125	$2,268

Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses	$—	$24	$24	$—	$19	$19
Unearned premiums	62	11	73	54	7	61
Future policy benefits for life and accident and health insurance contracts	842	—	842	838	—	838
Other liabilities	869	5	874	854	3	857
Total liabilities held for sale	$1,773	$40	$1,813	$1,746	$29	$1,775
(a)Other assets, net of allowance for credit losses includes goodwill and other intangibles of $23 million and $3 million, respectively, for AIG Life at March 31, 2024 and $23 million and $3 million, respectively, at December 31, 2023.

12	AIG | First Quarter 2024 Form 10-Q

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

AIG | First Quarter 2024 Form 10-Q	13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

March 31, 2024	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$25	$5,764	$—	$—	$—	$5,789
Obligations of states, municipalities and political subdivisions	—	9,260	833	—	—	10,093
Non-U.S. governments	163	11,798	7	—	—	11,968
Corporate debt	—	133,861	1,957	—	—	135,818
RMBS	—	13,308	8,113	—	—	21,421
CMBS	—	13,898	590	—	—	14,488
CLO/ABS	—	14,864	18,046	—	—	32,910
Total bonds available for sale	188	202,753	29,546	—	—	232,487
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	89	1	—	—	90
Non-U.S. governments	—	39	—	—	—	39
Corporate debt	—	2,775	222	—	—	2,997
RMBS	—	113	160	—	—	273
CMBS	—	266	17	—	—	283
CLO/ABS	—	560	1,161	—	—	1,721
Total other bond securities	—	3,842	1,561	—	—	5,403
Equity securities	727	12	58	—	—	797
Other invested assets(b)	—	134	1,854	—	—	1,988
Derivative assets(c):
Interest rate contracts	—	3,074	410	—	—	3,484
Foreign exchange contracts	—	1,235	1	—	—	1,236
Equity contracts	—	1,805	1,073	—	—	2,878
Credit contracts	—	78	33	—	—	111
Other contracts	—	—	13	—	—	13
Counterparty netting and cash collateral	—	—	—	(4,545)	(2,601)	(7,146)
Total derivative assets	—	6,192	1,530	(4,545)	(2,601)	576
Short-term investments	2,969	5,518	—	—	—	8,487
Market risk benefit assets	—	—	1,172	—	—	1,172
Other assets(c)	—	—	129	—	—	129
Separate account assets	91,859	3,314	—	—	—	95,173
Total(d)	$95,743	$221,765	$35,850	$(4,545)	$(2,601)	$346,212
Liabilities:
Policyholder contract deposits	$—	$63	$8,550	$—	$—	$8,613
Market risk benefit liabilities	—	—	5,167	—	—	5,167
Derivative liabilities(c):
Interest rate contracts	—	3,379	—	—	—	3,379
Foreign exchange contracts	—	624	3	—	—	627
Equity contracts	—	1,175	54	—	—	1,229
Credit contracts	—	3	33	—	—	36
Other contracts	—	—	1	—	—	1
Counterparty netting and cash collateral	—	—	—	(4,545)	(326)	(4,871)
Total derivative liabilities	—	5,181	91	(4,545)	(326)	401
Fortitude Re funds withheld payable	—	—	(1,364)	—	—	(1,364)
Other liabilities	—	—	92	—	—	92
Long-term debt	—	68	—	—	—	68
Total	$—	$5,312	$12,536	$(4,545)	$(326)	$12,977

14	AIG | First Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

December 31, 2023	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$35	$5,581	$—	$—	$—	$5,616
Obligations of states, municipalities and political subdivisions	—	9,816	847	—	—	10,663
Non-U.S. governments	233	12,213	7	—	—	12,453
Corporate debt	—	136,753	1,679	—	—	138,432
RMBS	—	12,804	7,640	—	—	20,444
CMBS	—	13,495	633	—	—	14,128
CLO/ABS	—	13,959	16,038	—	—	29,997
Total bonds available for sale	268	204,621	26,844	—	—	231,733
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	90	1	—	—	91
Non-U.S. governments	—	37	—	—	—	37
Corporate debt	—	2,697	211	—	—	2,908
RMBS	—	105	158	—	—	263
CMBS	—	244	17	—	—	261
CLO/ABS	—	512	1,169	—	—	1,681
Total other bond securities	—	3,685	1,556	—	—	5,241
Equity securities	632	40	56	—	—	728
Other invested assets (b)	—	155	2,070	—	—	2,225
Derivative assets(c):
Interest rate contracts	—	2,826	460	—	—	3,286
Foreign exchange contracts	—	1,235	1	—	—	1,236
Equity contracts	7	1,187	825	—	—	2,019
Credit contracts	—	8	33	—	—	41
Other contracts	—	—	13	—	—	13
Counterparty netting and cash collateral	—	—	—	(3,864)	(2,220)	(6,084)
Total derivative assets	7	5,256	1,332	(3,864)	(2,220)	511
Short-term investments	2,635	8,137	—	—	—	10,772
Market risk benefit assets	—	—	912	—	—	912
Other assets(c)	—	—	243	—	—	243
Separate account assets	87,814	3,191	—	—	—	91,005
Total(d)	$91,356	$225,085	$33,013	$(3,864)	$(2,220)	$343,370
Liabilities:
Policyholder contract deposits	$—	$55	$7,942	$—	$—	$7,997
Market risk benefit liabilities	—	—	5,705	—	—	5,705
Derivative liabilities(c):
Interest rate contracts	—	3,631	—	—	—	3,631
Foreign exchange contracts	—	891	3	—	—	894
Equity contracts	2	680	63	—	—	745
Credit contracts	—	4	33	—	—	37
Other contracts	—	—	2	—	—	2
Counterparty netting and cash collateral	—	—	—	(3,864)	(1,050)	(4,914)
Total derivative liabilities	2	5,206	101	(3,864)	(1,050)	395
Fortitude Re funds withheld payable	—	—	(1,226)	—	—	(1,226)
Other liabilities	—	107	122	—	—	229
Long-term debt	—	53	—	—	—	53
Total	$2	$5,421	$12,644	$(3,864)	$(1,050)	$13,153
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $9.5 billion and $9.5 billion as of March 31, 2024 and December 31, 2023, respectively.
(c)Presented as part of Other assets and Other liabilities on the Condensed Consolidated Balance Sheets.
(d)Excludes $176 million and $182 million as of March 31, 2024 and December 31, 2023, respectively, of assets reclassified to Assets held for sale on the Condensed Consolidated Balance Sheets.

AIG | First Quarter 2024 Form 10-Q	15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three months ended March 31, 2024 and 2023 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at March 31, 2024 and 2023:

(in millions)	Fair Value Beginning of Year	MRBs and Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended March 31, 2024
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$847	$—	$(14)	$—	$—	$—	$—	$833	$—	$(16)
Non-U.S. governments	7	—	—	—	—	—	—	7	—	—
Corporate debt	1,679	2	1	(29)	342	(38)	—	1,957	—	(4)
RMBS	7,640	90	93	329	—	(39)	—	8,113	—	89
CMBS	633	(5)	46	(103)	144	(125)	—	590	—	11
CLO/ABS	16,038	55	168	1,274	677	(166)	—	18,046	—	164
Total bonds available for sale	26,844	142	294	1,471	1,163	(368)	—	29,546	—	244
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	—	—	—	—	1	—	—
Corporate debt	211	8	—	—	3	—	—	222	8	—
RMBS	158	3	—	(1)	—	—	—	160	2	—
CMBS	17	—	—	—	—	—	—	17	—	—
CLO/ABS	1,169	14	—	(20)	—	(2)	—	1,161	3	—
Total other bond securities	1,556	25	—	(21)	3	(2)	—	1,561	13	—
Equity securities	56	3	—	—	—	(1)	—	58	3	—
Other invested assets	2,070	(92)	(8)	(33)	—	(57)	(26)	1,854	(90)	—
Other assets	243	—	—	(114)	—	—	—	129	—	—
Total(a)	$30,769	$78	$286	$1,303	$1,166	$(428)	$(26)	$33,148	$(74)	$244
(in millions)	Fair Value Beginning of Year	MRBs and Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$7,942	$452	$—	$156	$—	$—	$—	$8,550	$(3)	$—
Derivative liabilities, net:
Interest rate contracts	(460)	103	—	(53)	—	—	—	(410)	193	—
Foreign exchange contracts	2	—	—	—	—	—	—	2	—	—
Equity contracts	(762)	(192)	—	(65)	—	—	—	(1,019)	187	—
Other contracts	(11)	(16)	—	15	—	—	—	(12)	16	—
Total derivative liabilities, net(b)	(1,231)	(105)	—	(103)	—	—	—	(1,439)	396	—
Fortitude Re funds withheld payable	(1,226)	(13)	—	(125)	—	—	—	(1,364)	209	—
Other Liabilities	122	(30)	—	—	—	—	—	92	—	—
Total(c)	$5,607	$304	$—	$(72)	$—	$—	$—	$5,839	$602	$—

16	AIG | First Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	MRBs and Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended March 31, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$824	$1	$55	$(7)	$—	$—	$—	$873	$—	$44
Non-U.S. governments	1	1	—	—	7	—	—	9	—	—
Corporate debt	2,847	(102)	51	(201)	274	(421)	(16)	2,432	—	50
RMBS	7,553	109	(70)	10	—	(21)	—	7,581	—	(98)
CMBS	926	7	(3)	1	34	(27)	—	938	—	(34)
CLO/ABS	12,748	50	271	840	58	(102)	24	13,889	—	229
Total bonds available for sale	24,899	66	304	643	373	(571)	8	25,722	—	191
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	—	—	1	—	—	—	1	—	—
Corporate debt	416	1	—	(96)	—	(191)	—	130	3	—
RMBS	173	5	—	(12)	—	—	—	166	(3)	—
CMBS	28	(1)	—	—	—	—	—	27	(1)	—
CLO/ABS	910	36	—	18	1	(7)	52	1,010	24	—
Total other bond securities	1,527	41	—	(89)	1	(198)	52	1,334	23	—
Equity securities	39	—	—	27	8	—	—	74	—	—
Other invested assets	2,075	(52)	5	58	—	—	—	2,086	(50)	—
Other assets	107	—	—	3	—	—	—	110	—	—
Total(a)	$28,647	$55	$309	$642	$382	$(769)	$60	$29,326	$(27)	$191
(in millions)	Fair Value Beginning of Year	MRBs and Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Policyholder contract deposits	$5,367	$381	$—	$316	$—	$—	$—	$6,064	$(368)	$—
Derivative liabilities, net:
Interest rate contracts	(311)	57	—	(102)	—	—	—	(356)	(50)	—
Equity contracts	(271)	(56)	—	(175)	—	—	—	(502)	51	136
Other contracts	(14)	(16)	—	16	—	—	—	(14)	16	—
Total derivative liabilities, net(b)	(596)	(15)	—	(261)	—	—	—	(872)	17	136
Fortitude Re funds withheld payable	(2,235)	1,165	—	(793)	—	—	—	(1,863)	(759)	—
Other liabilities	112	—	—	—	—	—	—	112	—	—
Total(c)	$2,648	$1,531	$—	$(738)	$—	$—	$—	$3,441	$(1,110)	$136
(a)Excludes MRB assets of $1.2 billion at March 31, 2024 and $830 million at March 31, 2023. For additional information, see Note 13.
(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
(c)Excludes MRB liabilities of $5.2 billion at March 31, 2024 and $5.1 billion at March 31, 2023. For additional information, see Note 13.

AIG | First Quarter 2024 Form 10-Q	17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Market risk benefits and net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Net Investment Income	Net Realized Gains (Losses)	Change in the fair value of market risk benefits, net(c)	Other Income	Total
Three Months Ended March 31, 2024
Assets:
Bonds available for sale	$174	$(32)	$—	$—	$142
Other bond securities	25	—	—	—	25
Equity securities	3	—	—	—	3
Other invested assets	(91)	(1)	—	—	(92)

Three Months Ended March 31, 2023
Assets:
Bonds available for sale	$62	$4	$—	$—	$66
Other bond securities	41	—	—	—	41
Other invested assets	(51)	(1)	—	—	(52)

(in millions)	Net Investment Income	Net Realized (Gains) Losses	Change in the fair value of market risk benefits, net(c)	Other Income	Total
Three Months Ended March 31, 2024
Liabilities:
Policyholder contract deposits(a)	$—	$452	$—	$—	$452
Market risk benefit liabilities, net(b)	—	(2)	(1,069)	—	(1,071)
Derivative liabilities, net	—	(152)	62	(15)	(105)
Fortitude Re funds withheld payable	—	(13)	—	—	(13)
Other Liabilities	—	(30)	—	—	(30)

Three Months Ended March 31, 2023
Liabilities:
Policyholder contract deposits(a)	$—	$381	$—	$—	$381
Market risk benefit liabilities, net(b)	—	—	87	—	87
Derivative liabilities, net	—	(88)	89	(16)	(15)
Fortitude Re funds withheld payable	—	1,165	—	—	1,165
(a)Primarily embedded derivatives.
(b)Market risk benefit assets and liabilities have been netted in the above table for presentation purposes only.
(c)The portion of the fair value change attributable to own credit risk is recognized in Other comprehensive income (loss) (OCI).
The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three months ended March 31, 2024 and 2023 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Three Months Ended March 31, 2024
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1	$—	$(1)	$—
Corporate debt	8	(3)	(34)	(29)
RMBS	574	(1)	(244)	329
CMBS	—	(30)	(73)	(103)
CLO/ABS	1,894	(56)	(564)	1,274
Total bonds available for sale	2,477	(90)	(916)	1,471
Other bond securities:
RMBS	3	—	(4)	(1)
CLO/ABS	41	—	(61)	(20)
Total other bond securities	44	—	(65)	(21)
Other invested assets	63	—	(96)	(33)
Other assets	—	—	(114)	(114)
Total	$2,584	$(90)	$(1,191)	$1,303

18	AIG | First Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Liabilities:
Policyholder contract deposits	$—	$332	$(176)	$156
Derivative liabilities, net	(194)	6	85	(103)
Fortitude Re funds withheld payable	—	—	(125)	(125)
Total	$(194)	$338	$(216)	$(72)
Three Months Ended March 31, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1	$(4)	$(4)	$(7)
Corporate Debt	21	—	(222)	(201)
RMBS	290	(19)	(261)	10
CMBS	10	(6)	(3)	1
CLO/ABS	897	(3)	(54)	840
Total bonds available for sale	1,219	(32)	(544)	643
Other bond securities:
Obligations of states, municipalities and political subdivisions	1	—	—	1
Corporate debt	—	—	(96)	(96)
RMBS	5	—	(17)	(12)
CLO/ABS	46	(4)	(24)	18
Total other bond securities	52	(4)	(137)	(89)
Equity securities	29	—	(2)	27
Other invested assets	72	—	(14)	58
Other assets	—	—	3	3
Total	$1,372	$(36)	$(694)	$642
Liabilities:
Policyholder contract deposits	$—	$326	$(10)	$316
Derivative liabilities, net	(260)	5	(6)	(261)
Fortitude Re funds withheld payable	—	—	(793)	(793)
Total	$(260)	$331	$(809)	$(738)
(a)There were no issuances during the three months ended March 31, 2024 and 2023.
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2024 and 2023 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
The Net realized and unrealized gains (losses) included in income (loss) or OCI as shown in the table above excludes $(11) million and $7 million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three months ended March 31, 2024 and 2023, respectively, and includes $4 million and $(5) million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three months ended March 31, 2024 and 2023, respectively.
Transfers of Level 3 Assets
During the three months ended March 31, 2024 and 2023, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, commercial mortgage-backed securities (CMBS) and collateralized loan obligations (CLO)/asset-backed securities (ABS). Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS and CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the three months ended March 31, 2024 and 2023, transfers out of Level 3 assets primarily included certain investments in private placement corporate debt, residential mortgage-backed securities (RMBS), CMBS and CLO/ABS. Transfers of private placement corporate debt and certain ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the

AIG | First Quarter 2024 Form 10-Q	19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three months ended March 31, 2024 and 2023.

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

(in millions)	Fair Value at March 31, 2024	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$809	Discounted cash flow	Yield	5.10% - 5.39% (5.24%)
Corporate debt	1,945	Discounted cash flow	Yield	4.94% - 10.81% (7.65%)
RMBS(a)	4,672	Discounted cash flow	Constant prepayment rate	4.40% - 10.02% (7.21%)
			Loss severity	35.81% - 84.47% (60.14%)
			Constant default rate	0.78% - 2.56% (1.67%)
			Yield	5.66% - 7.02% (6.34%)
CLO/ABS(a)	16,371	Discounted cash flow	Yield	5.81% - 7.89% (6.85%)
CMBS	547	Discounted cash flow	Yield	5.22% - 18.38% (11.41%)
Market risk benefit assets	1,172	Discounted cash flow	Equity volatility	6.35% - 49.95%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(h)	0.06% - 2.33%
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	1,675	Discounted cash flow	Equity volatility	6.35% - 49.95%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(h)	0.06% - 2.33%
Fixed annuities guaranteed benefits	1,130	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(h)	0.06% - 2.33%
Fixed index annuities guaranteed benefits	2,362	Discounted cash flow	Equity volatility	6.35% - 49.95%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(h)	0.06% - 2.33%

20	AIG | First Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value at March 31, 2024	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	7,603	Discounted cash flow	Equity volatility	6.35% - 49.95%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(h)	0.06% - 2.33%
Index universal life	947	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			Equity volatility	5.85% - 19.95%
			NPA(h)	0.06% - 2.33%

(in millions)	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$824	Discounted cash flow	Yield	4.97% - 5.31% (5.14%)
Corporate debt	1,803	Discounted cash flow	Yield	5.19% - 8.48% (6.83%)
RMBS(a)	4,656	Discounted cash flow	Constant prepayment rate	4.34% - 9.99% (7.17%)
			Loss severity	33.56% - 87.59% (60.57%)
			Constant default rate	0.76% - 2.56% (1.66%)
			Yield	6.13% - 7.41% (6.77%)
CLO/ABS(a)	14,242	Discounted cash flow	Yield	5.62% - 7.89% (6.76%)
CMBS	587	Discounted cash flow	Yield	5.62% - 17.85% (11.73%)
Market risk benefit assets	912	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(h)	0.00% - 2.29%
Liabilities(d):
Market risk benefit liabilities:
Variable annuities guaranteed benefits	2,174	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.16% - 28.80%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	38.25% - 160.01%
			Utilization(g)	80.00% - 100.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(h)	0.00% - 2.29%
Fixed annuities guaranteed benefits	1,111	Discounted cash flow	Base lapse rate	0.20% - 15.75%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	40.26% - 168.43%
			Utilization(g)	90.00% - 97.50%
			NPA(h)	0.00% - 2.29%
Fixed index annuities guaranteed benefits	2,420	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(h)	0.00% - 2.29%

AIG | First Quarter 2024 Form 10-Q	21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Embedded derivatives within Policyholder contract deposits:
Index credits on fixed index annuities(i)	6,953	Discounted cash flow	Equity volatility	6.25% - 49.75%
			Base lapse rate	0.20% - 50.00%
			Dynamic lapse multiplier(e)	20.00% - 186.18%
			Mortality multiplier(e)(f)	24.00% - 146.00%
			Utilization(g)	60.00% - 97.50%
			Option budget	0.00% - 6.00%
			Equity / interest rate correlation	0.00% - 30.00%
			NPA(h)	0.00% - 2.29%
Index universal life	989	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			Equity volatility	5.85% - 20.36%
			NPA(h)	0.00% - 2.29%
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
(d)The Fortitude Re funds withheld payable has been excluded from the above table. As discussed in Note 8, the Fortitude Re funds withheld payable is created through modified coinsurance (modco) and funds withheld reinsurance arrangements where the investments supporting the reinsurance agreements are withheld by, and continue to reside on AIG’s balance sheet. This embedded derivative is valued as a total return swap with reference to the fair value of the invested assets held by AIG. Accordingly, the unobservable inputs utilized in the valuation of the embedded derivative are a component of the invested assets supporting the reinsurance agreements that are held on AIG’s balance sheet.
(e)The ranges for these inputs vary due to the different guaranteed minimum withdrawal benefits (GMWB) product specification and policyholder characteristics across in-force policies. Policyholder characteristics that affect these ranges include age, policy duration, and gender.
(f)Mortality inputs are shown as multipliers of the 2012 Individual Annuity Mortality Basic table.
(g)The partial withdrawal utilization unobservable input range shown applies only to policies with GMWB riders.
(h)The non-performance risk adjustment (NPA) applied as a spread over risk-free curve for discounting.
(i)The fixed index annuities embedded derivative associated with index credits related to the contracts with guaranteed product features included in policyholder contract deposits was $1.7 billion and $1.5 billion at March 31, 2024 and December 31, 2023, respectively.
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

22	AIG | First Quarter 2024 Form 10-Q

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

AIG | First Quarter 2024 Form 10-Q	23

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

		March 31, 2024		December 31, 2023
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$3,736	$2,278	$3,617	$2,313
Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	1,712	824	1,814	782
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	266	136	270	141
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	690	112	680	117
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	263	94	292	98
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi- strategy, and other strategies	2,168	257	2,125	297
Total private equity funds		8,835	3,701	8,798	3,748
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	17	—	18	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	565	—	549	—
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	37	—	69	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	68	—	74	—
Total hedge funds		687	—	710	—
Total		$9,522	$3,701	$9,508	$3,748
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

24	AIG | First Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Three Months Ended March 31,	Gain (Loss)
(in millions)	2024	2023
Assets:
Other bond securities(a)	$78	$136
Alternative investments(b)	130	77
Liabilities:
Long-term debt(c)	1	(1)
Total gain (loss)	$209	$212
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
The following table presents the difference between fair value and the aggregate contractual principal amount of long-term debt for which the fair value option was elected:

	March 31, 2024			December 31, 2023
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference
Long-term debt*	$68	$60	$8	$53	$44	$9
*Includes GIAs, notes, bonds, loans and mortgages payable.
FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS
The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended March 31,
(in millions)	Level 1	Level 2	Level 3	Total	2024	2023
March 31, 2024
Other investments	$—	$—	$98	$98	$25	$—
Other assets	—	—	—	—	1	9
Total	$—	$—	$98	$98	$26	$9
December 31, 2023
Other investments	$—	$—	$80	$80
Total	$—	$—	$80	$80

AIG | First Quarter 2024 Form 10-Q	25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2024
Assets:
Mortgage and other loans receivable	$—	$322	$48,810	$49,132	$52,475
Other invested assets	—	896	6	902	902
Short-term investments(a)	—	6,590	—	6,590	6,590
Cash(b)	1,816	—	—	1,816	1,816
Other assets	43	—	—	43	43
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	86	136,106	136,192	141,851
Fortitude Re funds withheld payable	—	—	30,153	30,153	30,153
Other liabilities(c)	—	3,585	—	3,585	3,585
Short-term and long-term debt	—	17,928	249	18,177	19,250
Debt of consolidated investment entities	—	67	2,527	2,594	2,617
Separate account liabilities - investment contracts	—	91,243	—	91,243	91,243
December 31, 2023
Assets:
Mortgage and other loans receivable	$—	$272	$48,264	$48,536	$51,553
Other invested assets	—	913	6	919	919
Short-term investments(a)	—	6,428	—	6,428	6,428
Cash(b)	2,155	—	—	2,155	2,155
Other assets	45	—	—	45	45
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	90	130,094	130,184	140,652
Fortitude Re funds withheld payable	—	—	30,710	30,710	30,710
Other liabilities(c)	—	2,467	—	2,467	2,467
Short-term and long-term debt	—	18,595	267	18,862	19,743
Debt of consolidated investment entities	—	43	2,526	2,569	2,591
Separate account liabilities - investment contracts	—	87,215	—	87,215	87,215
(a)Excludes $25 million and $11 million at March 31, 2024 and December 31, 2023, respectively, reclassified to Assets held for sale on the Condensed Consolidated Balance Sheets.
(b)Excludes $1 million and $3 million at March 31, 2024 and December 31, 2023, respectively, reclassified to Assets held for sale on the Condensed Consolidated Balance Sheets.
(c)Excludes $52 million and $45 million at March 31, 2024 and December 31, 2023, respectively, reclassified to Liabilities held for sale on the Condensed Consolidated Balance Sheets.

26	AIG | First Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

6. Investments
SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost and fair value of our available for sale securities:

(in millions)	Amortized Cost	Allowance for Credit Losses(a)	Gross Unrealized Gains(b)	Gross Unrealized Losses(b)	Fair Value
March 31, 2024
Bonds available for sale:
U.S. government and government sponsored entities	$6,157	$—	$23	$(391)	$5,789
Obligations of states, municipalities and political subdivisions	10,894	—	85	(886)	10,093
Non-U.S. governments	13,310	—	109	(1,451)	11,968
Corporate debt	153,436	(84)	1,598	(19,132)	135,818
Mortgage-backed, asset-backed and collateralized:
RMBS	21,841	(24)	849	(1,245)	21,421
CMBS	15,563	(17)	68	(1,126)	14,488
CLO/ABS	33,866	—	234	(1,190)	32,910
Total mortgage-backed, asset-backed and collateralized	71,270	(41)	1,151	(3,561)	68,819
Total bonds available for sale(c)	$255,067	$(125)	$2,966	$(25,421)	$232,487
December 31, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$5,885	$—	$58	$(327)	$5,616
Obligations of states, municipalities and political subdivisions	11,387	—	118	(842)	10,663
Non-U.S. governments	13,668	(3)	137	(1,349)	12,453
Corporate debt	154,674	(90)	1,898	(18,050)	138,432
Mortgage-backed, asset-backed and collateralized:
RMBS	20,875	(35)	821	(1,217)	20,444
CMBS	15,379	(34)	46	(1,263)	14,128
CLO/ABS	31,167	—	183	(1,353)	29,997
Total mortgage-backed, asset-backed and collateralized	67,421	(69)	1,050	(3,833)	64,569
Total bonds available for sale(c)	$253,035	$(162)	$3,261	$(24,401)	$231,733
(a)Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(b)At March 31, 2024, includes mark to market movement relating to embedded derivatives.
(c)At March 31, 2024 and December 31, 2023, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $16.9 billion or 7 percent and $17.1 billion or 7 percent, respectively.

AIG | First Quarter 2024 Form 10-Q	27

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

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*	Fair Value	Gross Unrealized Losses*
March 31, 2024
Bonds available for sale:
U.S. government and government sponsored entities	$2,600	$33	$1,486	$358	$4,086	$391
Obligations of states, municipalities and political subdivisions	2,150	134	5,187	752	7,337	886
Non-U.S. governments	2,007	148	7,424	1,302	9,431	1,450
Corporate debt	16,567	2,141	91,020	16,952	107,587	19,093
RMBS	4,044	189	7,877	1,025	11,921	1,214
CMBS	1,678	70	8,664	1,050	10,342	1,120
CLO/ABS	6,593	154	12,577	1,036	19,170	1,190
Total bonds available for sale	$35,639	$2,869	$134,235	$22,475	$169,874	$25,344

December 31, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$1,046	$12	$1,550	$315	$2,596	$327
Obligations of states, municipalities and political subdivisions	1,994	133	5,218	709	7,212	842
Non-U.S. governments	1,901	168	7,483	1,175	9,384	1,343
Corporate debt	15,483	1,936	93,649	16,076	109,132	18,012
RMBS	4,154	288	7,246	880	11,400	1,168
CMBS	2,864	219	8,192	1,027	11,056	1,246
CLO/ABS	6,965	202	13,436	1,151	20,401	1,353
Total bonds available for sale	$34,407	$2,958	$136,774	$21,333	$171,181	$24,291
*At March 31, 2024, includes mark to market movement relating to embedded derivatives.
At March 31, 2024, we held 27,875 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 22,726 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2023, we held 27,930 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 22,663 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at March 31, 2024 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.

28	AIG | First Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale
The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

March 31, 2024	Total Fixed Maturity Securities Available for Sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
Due in one year or less	$8,347	$8,235
Due after one year through five years	47,710	46,259
Due after five years through ten years	39,506	36,657
Due after ten years	88,150	72,517
Mortgage-backed, asset-backed and collateralized	71,229	68,819
Total	$254,942	$232,487
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended March 31,
	2024		2023
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$20	$463	$146	$598
For the three months ended March 31, 2024 and 2023, the aggregate fair value of available for sale securities sold was $4.9 billion and $10.8 billion, respectively, which resulted in net realized gains (losses) of $(443) million and $(452) million, respectively. Included within the net realized gains (losses) are $(37) million and $(65) million of net realized gains (losses) for the three months ended March 31, 2024 and 2023, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.

OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

(in millions)	March 31, 2024		December 31, 2023
	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
Obligations of states, municipalities and political subdivisions	$90	1%	$91	2%
Non-U.S. governments	39	1	37	1
Corporate debt	2,997	48	2,908	49
Mortgage-backed, asset-backed and collateralized:
RMBS	273	4	263	4
CMBS	283	5	261	4
CLO/ABS and other collateralized	1,721	28	1,681	28
Total mortgage-backed, asset-backed and collateralized	2,277	37	2,205	36
Total fixed maturity securities	5,403	87	5,241	88
Equity securities	797	13	728	12
Total	$6,200	100%	$5,969	100%

AIG | First Quarter 2024 Form 10-Q	29

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	March 31, 2024	December 31, 2023
Alternative investments(a)(b)	$11,195	$11,320
Investment real estate(c)	2,159	2,237
All other investments(d)	2,623	2,660
Total	$15,977	$16,217
(a)At March 31, 2024, included hedge funds of $0.7 billion and private equity funds of $10.5 billion. At December 31, 2023, included hedge funds of $0.7 billion and private equity funds of $10.6 billion.
(b)The majority of our hedge fund investments are redeemable upon a single month or quarter’s notice, though redemption terms vary from single, immediate withdrawals, to withdrawals staggered up to six quarters. Some of the portfolio consists of illiquid run-off or “side-pocket” positions whose liquidation horizons are uncertain and likely beyond a year after submission of the redemption notice.
(c)Represents values net of accumulated depreciation. At March 31, 2024 and December 31, 2023, the accumulated depreciation was $834 million and $853 million, respectively.
(d)Includes AIG's ownership interest in Fortitude Group Holdings, LLC (FRL), and DaVinciRe Holdings Ltd, Class D (DVRH), which are recorded using the measurement alternative for equity securities. Our investment in FRL totaled $156 million and $156 million at March 31, 2024 and December 31, 2023, respectively. Our investment in DVRH totaled $300 million and $300 million at March 31, 2024 and December 31, 2023, respectively.
NET INVESTMENT INCOME
The following table presents the components of Net investment income:

Three Months Ended March 31,	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$2,946	$216	$3,162	$2,546	$243	$2,789
Other fixed maturity securities	9	71	80	12	123	135
Equity securities	99	—	99	51	—	51
Interest on mortgage and other loans	649	57	706	567	59	626
Alternative investments(a)	8	33	41	76	31	107
Real estate	5	(7)	(2)	3	—	3
Other investments	33	7	40	28	(1)	27
Total investment income	3,749	377	4,126	3,283	455	3,738
Investment expenses	214	8	222	196	9	205
Net investment income	$3,535	$369	$3,904	$3,087	$446	$3,533
(a)Included income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.

30	AIG | First Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

NET REALIZED GAINS AND LOSSES
The following table presents the components of Net realized gains (losses):

Three Months Ended March 31,	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(406)	$(37)	$(443)	$(387)	$(65)	$(452)
Intent to sell	(16)	(32)	(48)	—	—	—
Change in allowance for credit losses on fixed maturity securities	(62)	(6)	(68)	(16)	—	(16)
Change in allowance for credit losses on loans	(23)	1	(22)	(42)	(21)	(63)
Foreign exchange transactions	14	(14)	—	114	16	130
Index-linked interest credited embedded derivatives, net of related hedges	90	—	90	(178)	—	(178)
All other derivatives and hedge accounting*	123	(90)	33	(217)	38	(179)
Sales of alternative investments and real estate investments	30	(1)	29	4	1	5
Other	(8)	—	(8)	9	—	9
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(258)	(179)	(437)	(713)	(31)	(744)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	13	13	—	(1,165)	(1,165)
Net realized gains (losses)	$(258)	$(166)	$(424)	$(713)	$(1,196)	$(1,909)
*Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 13.

CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

Three Months Ended March 31,
(in millions)	2024	2023
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(1,214)	$5,005
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$(1,214)	$5,005
*Excludes net unrealized gains and losses attributable to businesses held for sale at March 31, 2024.
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other investments still held at the reporting date:

Three Months Ended March 31,	2024			2023
(in millions)	Equities	Other Invested Assets	Total	Equities	Other Invested Assets	Total
Net gains recognized during the period on equity securities and other investments	$99	$153	$252	$51	$110	$161
Less: Net gains recognized during the period on equity securities and other investments sold during the period	67	2	69	153	1	154
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$32	$151	$183	$(102)	$109	$7
EVALUATING INVESTMENTS FOR AN ALLOWANCE FOR CREDIT LOSSES AND IMPAIRMENTS
For a discussion of our policy for evaluating investments for an allowance for credit losses, see Note 6 to the Consolidated Financial Statements in the 2023 Annual Report.

AIG | First Quarter 2024 Form 10-Q	31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Three Months Ended March 31,	2024			2023
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Balance, beginning of year	$69	$93	$162	$46	$140	$186
Additions:
Securities for which allowance for credit losses were not previously recorded	13	20	33	2	22	24
Reductions:
Securities sold during the period	(15)	(8)	(23)	(1)	(10)	(11)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	12	23	35	(4)	(4)	(8)
Write-offs charged against the allowance	(39)	(44)	(83)	—	(50)	(50)
Other	1	—	1	2	(7)	(5)
Balance, end of period	$41	$84	$125	$45	$91	$136
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
We did not purchase securities with more than insignificant credit deterioration since their origination during the three months ended March 31, 2024 and 2023.
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

32	AIG | First Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	March 31, 2024	December 31, 2023
Fixed maturity securities available for sale	$3,651	$2,723
At March 31, 2024 and December 31, 2023, amounts borrowed under repurchase and securities lending agreements totaled $3.6 billion and $2.6 billion, respectively.
The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
March 31, 2024
Bonds available for sale:
Non-U.S. governments	$—	$51	$—	$—	$—	$51
Corporate debt	14	3,586	—	—	—	3,600
Total	$14	$3,637	$—	$—	$—	$3,651

December 31, 2023
Bonds available for sale:
Non-U.S. governments	$—	$277	$—	$—	$—	$277
Corporate debt	38	2,408	—	—	—	2,446
Total	$38	$2,685	$—	$—	$—	$2,723
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
The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	March 31, 2024	December 31, 2023
Securities collateral pledged to us	$934	$1,200
At March 31, 2024 and December 31, 2023, the carrying value of reverse repurchase agreements totaled $927 million and $1.1 billion, respectively.
All secured financing transactions are collateralized and margined on a daily basis consistent with market standards and subject to enforceable master netting arrangements with rights of set off. We do not currently offset any such transactions.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance contracts, was $18.5 billion and $16.5 billion at March 31, 2024 and December 31, 2023, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $288 million and $283 million of stock in FHLBs at March 31, 2024 and December 31, 2023, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $6.2 billion and $3.1 billion, respectively, at March 31, 2024 and $6.5 billion and $3.0 billion, respectively, at December 31, 2023.

AIG | First Quarter 2024 Form 10-Q	33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $77 million and $63 million, at March 31, 2024 and December 31, 2023, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.
Investments held in escrow accounts or otherwise subject to restriction as to their use were $164 million and $164 million, comprised of bonds available for sale and short-term investments at March 31, 2024 and December 31, 2023, respectively.
Reinsurance transactions between AIG and Fortitude Re were structured as modco and loss portfolio transfer arrangements with funds withheld.

7. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	March 31, 2024	December 31, 2023
Commercial mortgages(a)	$38,478	$38,009
Residential mortgages	9,241	8,689
Life insurance policy loans	1,753	1,753
Commercial loans, other loans and notes receivable(b)	3,869	3,940
Total mortgage and other loans receivable(c)	53,341	52,391
Allowance for credit losses(c)(d)	(866)	(838)
Mortgage and other loans receivable, net(c)	$52,475	$51,553
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 18 percent and 10 percent, respectively, at March 31, 2024 and 18 percent and 11 percent, respectively, at December 31, 2023).
(b)There were no loans that were held for sale carried at lower of cost or market as of March 31, 2024 and December 31, 2023.
(c)Excludes $37.6 billion at both March 31, 2024 and December 31, 2023 of loan receivable from AIG Financial Products Corp. (AIGFP), which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1 to the Consolidated Financial Statements in the 2023 Annual Report.
(d)Does not include allowance for credit losses of $55 million and $67 million, respectively, at March 31, 2024 and December 31, 2023, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of March 31, 2024, $32 million and $656 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status. As of December 31, 2023, $27 million and $492 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of March 31, 2024, accrued interest receivable was $34 million and $187 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2023, accrued interest receivable was $20 million and $183 million associated with residential mortgage loans and commercial mortgage loans, respectively.
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

34	AIG | First Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

March 31, 2024	2024	2023	2022	2021	2020	Prior	Total
(in millions)
>1.2X	$659	$2,388	$6,371	$2,577	$1,412	$17,872	$31,279
1.00 - 1.20X	90	420	1,148	1,528	368	2,773	6,327
<1.00X	—	—	50	—	—	822	872
Total commercial mortgages	$749	$2,808	$7,569	$4,105	$1,780	$21,467	$38,478

December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
(in millions)
>1.2X	$2,555	$6,209	$2,349	$1,387	$4,969	$13,459	$30,928
1.00 - 1.20X	295	1,149	1,574	369	177	2,632	6,196
<1.00X	—	50	—	—	—	835	885
Total commercial mortgages	$2,850	$7,408	$3,923	$1,756	$5,146	$16,926	$38,009
The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

March 31, 2024	2024	2023	2022	2021	2020	Prior	Total
(in millions)
Less than 65%	$749	$2,520	$4,716	$2,858	$1,329	$13,730	$25,902
65% to 75%	—	288	2,225	798	286	5,204	8,801
76% to 80%	—	—	—	99	—	836	935
Greater than 80%	—	—	628	350	165	1,697	2,840
Total commercial mortgages	$749	$2,808	$7,569	$4,105	$1,780	$21,467	$38,478

December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
(in millions)
Less than 65%	$2,446	$4,629	$2,741	$1,303	$2,832	$11,571	$25,522
65% to 75%	290	1,763	794	288	1,937	3,220	8,292
76% to 80%	—	375	99	—	377	340	1,191
Greater than 80%	114	641	289	165	—	1,795	3,004
Total commercial mortgages	$2,850	$7,408	$3,923	$1,756	$5,146	$16,926	$38,009
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9x at both periods ended March 31, 2024 and December 31, 2023. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 60 percent at both periods ended March 31, 2024 and December 31, 2023. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
The following table presents supplementary credit quality information related to commercial mortgages:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
March 31, 2024
Past Due Status:
In good standing	610	$15,268	$9,573	$4,172	$6,572	$2,039	$523	$38,147	99%
90 days or less delinquent(a)	2	—	61	200	—	—	—	261	1
>90 days delinquent or in process of foreclosure	2	—	29	41	—	—	—	70	—
Total(b)	614	$15,268	$9,663	$4,413	$6,572	$2,039	$523	$38,478	100%
Allowance for credit losses		$82	$441	$113	$98	$43	$7	$784	2%

AIG | First Quarter 2024 Form 10-Q	35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2023
Past Due Status:
In good standing	610	$15,129	$9,679	$4,263	$6,367	$2,053	$446	$37,937	100%
90 days or less delinquent	1	—	29	—	—	—	—	29	—
>90 days delinquent or in process of foreclosure	1	—	—	43	—	—	—	43	—
Total(b)	612	$15,129	$9,708	$4,306	$6,367	$2,053	$446	$38,009	100%
Allowance for credit losses		$94	$415	$109	$90	$38	$6	$752	2%
(a)Includes $61 million of Office loans and $20 million of Retail loans supporting the Fortitude Re funds withheld arrangements, 90 days or less delinquent, at March 31, 2024.
(b)Does not reflect allowance for credit losses.
The following table presents credit quality performance indicators for residential mortgages by year of vintage:

March 31, 2024	2024	2023	2022	2021	2020	Prior	Total
(in millions)
FICO*:
780 and greater	$55	$699	$594	$2,295	$643	$845	$5,131
720 - 779	198	1,134	539	543	151	345	2,910
660 - 719	69	364	232	131	40	168	1,004
600 - 659	—	12	34	18	10	59	133
Less than 600	—	2	18	9	5	29	63
Total residential mortgages	$322	$2,211	$1,417	$2,996	$849	$1,446	$9,241
December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
(in millions)
FICO*:
780 and greater	$514	$589	$2,283	$622	$240	$608	$4,856
720 - 779	1,121	625	560	169	99	243	2,817
660 - 719	313	257	113	40	37	128	888
600 - 659	2	20	11	8	9	53	103
Less than 600	—	1	2	2	4	16	25
Total residential mortgages	$1,950	$1,492	$2,969	$841	$389	$1,048	$8,689
*Fair Isaac Corporation (FICO) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and scores have been updated within the last twelve months. FICO scores for residential mortgage investor loans to corporate entities are those of the guarantor at time of purchase. On March 31, 2024 and December 31, 2023 residential loans direct to consumers totaled $2.3 billion and $1.7 billion, respectively.
METHODOLOGY USED TO ESTIMATE THE ALLOWANCE FOR CREDIT LOSSES
For a discussion of our accounting policy for evaluating Mortgage and other loans receivable for impairment, see Note 7 to the Consolidated Financial Statements in the 2023 Annual Report.
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a):

Three Months Ended March 31,	2024(b)			2023
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of year	$752	$86	$838	$640	$76	$716
Loans charged off	—	(6)	(6)	—	—	—
Net charge-offs	—	(6)	(6)	—	—	—
Addition to (release of) allowance for loan losses	32	2	34	66	4	70
Allowance, end of period	$784	$82	$866	$706	$80	$786
(a)Does not include allowance for credit losses of $55 million and $62 million, respectively, at March 31, 2024 and 2023 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
(b)Excludes $37.6 billion at both March 31, 2024 and December 31, 2023, of loan receivable from AIGFP, which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1 to the Consolidated Financial Statements in the 2023 Annual Report.
Our expectations and models used to estimate the allowance for losses on commercial and residential mortgage loans are regularly updated to reflect the current economic environment.

36	AIG | First Quarter 2024 Form 10-Q

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
During the three months ended March 31, 2024, commercial mortgage loans with an amortized cost of $17 million supporting the funds withheld arrangements with Fortitude Re and commercial loans, other loans and notes receivable with an amortized cost of $168 million (none of which were supporting the funds withheld arrangements with Fortitude Re, and $168 million of which is related to the loans previously modified in 2023) were granted term extensions. The modified loans represent less than 1 percent and 4 percent, respectively, of these portfolio segments. These modifications added less than one year to the weighted average life of loans in each of these two portfolio segments.
There were no loans that had defaulted during the three months ended March 31, 2024 and 2023, that had been previously modified with borrowers experiencing financial difficulties.
AIG closely monitors the performance of the loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans with borrowers experiencing financial difficulty that have been modified in the 12 months prior to March 31, 2024 are current and performing in conjunction with their modified terms.

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
As of March 31, 2024, approximately $26.9 billion of reserves from our Life and Retirement Run-Off Lines and approximately $2.9 billion of reserves from our General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.

AIG | First Quarter 2024 Form 10-Q	37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 8. Reinsurance

There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	March 31, 2024		December 31, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$16,726	$16,726	$17,384	$17,384	Fair value through other comprehensive income (loss)
Fixed maturity securities - fair value option	5,035	5,035	4,867	4,867	Fair value through net investment income
Commercial mortgage loans	3,882	3,614	3,921	3,685	Amortized cost
Real estate investments	175	302	184	329	Amortized cost
Private equity funds / hedge funds	1,920	1,920	1,910	1,910	Fair value through net investment income
Policy loans	325	325	330	330	Amortized cost
Short-term investments	178	178	176	176	Fair value through net investment income
Funds withheld investment assets	28,241	28,100	28,772	28,681
Derivative assets, net(b)	14	14	45	45	Fair value through net realized gains (losses)
Other(c)	675	675	758	758	Amortized cost
Total	$28,930	$28,789	$29,575	$29,484
(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $(163) million ($(128) million after-tax) and $704 million ($556 million after-tax), respectively for the three months ended March 31, 2024 and 2023.
(b)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $17 million and $27 million, respectively, as of March 31, 2024. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $63 million and $34 million, respectively, as of December 31, 2023. These derivative assets and liabilities are fully collateralized either by cash or securities.
(c)Primarily comprised of Cash and Accrued investment income.
The impact of the funds withheld arrangements with Fortitude Re was as follows:

Three Months Ended March 31,
(in millions)	2024	2023
Net investment income - Fortitude Re funds withheld assets	$369	$446
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized losses - Fortitude Re funds withheld assets	(179)	(31)
Net realized gains (losses) - Fortitude Re funds withheld embedded derivative	13	(1,165)
Net realized losses on Fortitude Re funds withheld assets	(166)	(1,196)
Income (loss) from continuing operations before income tax expense (benefit)	203	(750)
Income tax expense (benefit)(a)	43	(158)
Net income (loss)	160	(592)
Change in unrealized appreciation (depreciation) of all other investments(a)	(128)	556
Comprehensive income (loss)	$32	$(36)
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
REINSURANCE – CREDIT LOSSES
The estimation of reinsurance recoverables involves a significant amount of judgment, particularly for latent exposures, such as asbestos, due to their long-tail nature. We assess the collectability of reinsurance recoverable balances in each reporting period, through either historical trends of disputes and credit events or financial analysis of the credit quality of the reinsurer. We record adjustments to reflect the results of these assessments through an allowance for credit losses and disputes on uncollectible reinsurance that reduces the carrying amount of reinsurance and other assets on the consolidated balance sheets (collectively, reinsurance recoverables). This estimate requires significant judgment for which key considerations include:
•paid and unpaid amounts recoverable;
•whether the balance is in dispute or subject to legal collection;

38	AIG | First Quarter 2024 Form 10-Q

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
The total reinsurance recoverables as of March 31, 2024 were $71.1 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 90 percent of the reinsurance recoverables were investment grade, of which 49 percent related to General Insurance and 41 percent related to Life and Retirement; (ii) approximately 9 percent of the reinsurance recoverables were non-investment grade, the majority of which related to General Insurance and (iii) approximately one percent of the reinsurance recoverables related to entities that were not rated by AIG.
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
As of March 31, 2024 and December 31, 2023, approximately 82 percent and 83 percent, respectively, of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

Three Months Ended March 31,	2024			2023
(in millions)	General Insurance	Life and Retirement	Total	General Insurance	Life and Retirement	Total
Balance, beginning of year	$255	$30	$285	$260	$84	$344
Addition to (release of) allowance for expected credit losses and disputes, net	1	(10)	(9)	(3)	(10)	(13)
Write-offs charged against the allowance for credit losses and disputes	(1)	(2)	(3)	(1)	—	(1)
Other changes	—	—	—	(3)	—	(3)
Balance, end of period	$255	$18	$273	$253	$74	$327
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

AIG | First Quarter 2024 Form 10-Q	39

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Deferred Policy Acquisition Costs

DAC for all contracts, except for those with limited to no exposure to policyholder behavior risk, (i.e., certain investment contracts), is grouped and amortized on a constant level basis over the expected term of the related contracts.
The following table presents a rollforward of DAC:

Three Months Ended March 31, 2024	General Insurance	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets
(in millions)						Total
Balance, beginning of year	$2,075	$4,735	$1,056	$4,149	$70	$12,085
Capitalization	882	170	22	134	13	1,221
Amortization expense	(828)	(148)	(21)	(104)	(3)	(1,104)
Other, including foreign exchange	(56)	—	—	(7)	—	(63)
Reclassified to held for sale*	(1)	—	—	(27)	—	(28)
Balance, end of period	$2,072	$4,757	$1,057	$4,145	$80	$12,111
Three Months Ended March 31, 2023
Balance, beginning of year	$2,310	$4,597	$1,060	$4,839	$51	$12,857
Capitalization	1,358	187	20	120	4	1,689
Amortization expense	(1,034)	(137)	(21)	(99)	(2)	(1,293)
Other, including foreign exchange	40	—	—	11	—	51
Balance, end of period	$2,674	$4,647	$1,059	$4,871	$53	$13,304
*Represents changes in DAC included in Assets held for sale. For additional information, see Note 4.
DEFERRED SALES INDUCEMENTS
We offer DSI which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. To qualify for accounting treatment as an asset, the bonus interest must be explicitly identified in the contract at inception. We must also demonstrate that such amounts are incremental to amounts we credit on similar contracts without bonus interest and are higher than the contracts’ expected ongoing crediting rates for periods after the bonus period. DSI is reported in Other assets, while amortization related to DSI is recorded in Interest credited to policyholder account balances. DSI amounts are deferred and amortized on a constant level basis over the life of the contract consistent with DAC.
The following table presents a rollforward of DSI:

Three Months Ended March 31,	2024			2023
(in millions)	Individual Retirement	Group Retirement	Total	Individual Retirement	Group Retirement	Total
Balance, beginning of year	$333	$164	$497	$381	$177	$558
Capitalization	1	—	1	2	—	2
Amortization expense	(13)	(3)	(16)	(14)	(3)	(17)
Balance, end of period*	$321	$161	$482	$369	$174	$543
*At March 31, 2024 and 2023, Other assets, excluding DSI, totaled $11.8 billion and $12.4 billion, respectively.

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

40	AIG | First Quarter 2024 Form 10-Q

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

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles	Total
March 31, 2024
Assets:
Bonds available for sale	$39	$154	$193
Other bond securities	46	—	46
Equity securities	19	—	19
Mortgage and other loans receivable	—	1,993	1,993
Other invested assets
Alternative investments(a)	2,536	—	2,536
Investment real estate	1,413	—	1,413
Short-term investments	157	4	161
Cash	54	—	54
Accrued investment income	2	6	8
Other assets	80	9	89
Total(b)	$4,346	$2,166	$6,512
Liabilities:
Debt of consolidated investment entities	$1,019	$1,114	$2,133
Other(c)	70	33	103
Total	$1,089	$1,147	$2,236

December 31, 2023
Assets:
Bonds available for sale	$36	$148	$184
Other bond securities	45	—	45
Equity securities	8	—	8
Mortgage and other loans receivable	—	2,063	2,063
Other invested assets
Alternative investments(a)	2,695	—	2,695
Investment real estate	1,488	—	1,488
Short-term investments	125	10	135
Cash	61	—	61
Accrued investment income	2	7	9
Other assets	94	2	96
Total(b)	$4,554	$2,230	$6,784
Liabilities:
Debt of consolidated investment entities	$1,094	$1,106	$2,200
Other(c)	82	1	83
Total	$1,176	$1,107	$2,283
(a)Comprised primarily of investments in real estate joint ventures at March 31, 2024 and December 31, 2023.
(b)The assets of each VIE can be used only to settle specific obligations of that VIE.
(c)Comprised primarily of Other liabilities at March 31, 2024 and December 31, 2023.
(d)At March 31, 2024 and December 31, 2023, off-balance sheet exposure primarily consisting of our insurance companies’ commitments to real estate and investment entities were $1.8 billion and $1.9 billion, respectively, of which commitments to external parties were $0.5 billion and $0.4 billion, respectively.
We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE, (ii) the notional amount of VIE assets or liabilities where we have also provided credit protection to the VIE with the VIE as the referenced obligation, and (iii) other commitments and guarantees to the VIE.

AIG | First Quarter 2024 Form 10-Q	41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Variable Interest Entities

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(c)	Off-Balance Sheet		Total
March 31, 2024
Real estate and investment entities(a)	$546,012	$9,226	$3,566	(d)	$12,792
Other(b)	1,027	58	748	(e)	806
Total	$547,039	$9,284	$4,314		$13,598
December 31, 2023
Real estate and investment entities(a)	$528,053	$9,125	$3,720	(d)	$12,845
Other(b)	1,027	58	748	(e)	806
Total	$529,080	$9,183	$4,468		$13,651
(a)Comprised primarily of hedge funds and private equity funds.
(b)At March 31, 2024 and December 31, 2023, excludes approximately $1,948 million and $1,971 million, respectively, of VIE assets related to AIGFP and its consolidated subsidiaries, with maximum off-balance sheet exposure to loss of $1,918 million and $1,941 million, respectively. For additional information, see Note 1 to the Consolidated Financial Statements in the 2023 Annual Report.
(c)At March 31, 2024 and December 31, 2023, $9.2 billion and $9.1 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.
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
For additional information on VIEs, see Note 10 to the Consolidated Financial Statements in the 2023 Annual Report.

11. Derivatives and Hedge Accounting
We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities, fixed maturity securities, outstanding medium- and long-term notes as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and swaps) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures, foreign currency transactions, and foreign denominated investments. Equity derivatives are used to economically mitigate financial risk associated with embedded derivatives and MRBs in certain insurance liabilities. We use credit derivatives to manage our credit exposures. Commodity derivatives are used to hedge exposures within reinsurance contracts. The derivatives are effective economic hedges of the exposures that they are meant to offset. As part of our strategy to enhance investment income, in addition to hedging activities, we also enter into derivative contracts with respect to investment operations, which may include, among other things, credit default swaps (CDSs), total return swaps and purchases of investments with embedded derivatives, such as equity-linked notes and convertible bonds.

42	AIG | First Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2024				December 31, 2023
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Interest rate contracts	$577	$208	$2,638	$50	$1,863	$230	$752	$17
Foreign exchange contracts	5,627	385	1,932	204	3,847	416	6,402	336
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	52,800	3,276	36,050	3,329	42,549	3,056	42,466	3,614
Foreign exchange contracts	14,993	851	6,430	423	8,803	820	9,900	558
Equity contracts	80,551	2,878	10,368	1,229	81,110	2,019	9,595	745
Credit contracts(b)	3,808	111	508	36	2,109	41	509	37
Other contracts(c)	43,182	13	47	1	44,640	13	48	2
Total derivatives, gross	$201,538	$7,722	$57,973	$5,272	$184,921	$6,595	$69,672	$5,309
Counterparty netting(d)		(4,545)		(4,545)		(3,864)		(3,864)
Cash collateral(e)		(2,601)		(326)		(2,220)		(1,050)
Total derivatives on Condensed Consolidated Balance Sheets(f)		$576		$401		$511		$395
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)As of March 31, 2024 and December 31, 2023, included CDSs on super senior multi-sector CLO with a net notional amount of $49 million and $50 million (fair value liability of $33 million and $32 million, respectively). The net notional amount represents the maximum exposure to loss on the portfolio.
(c)Consists primarily of stable value wraps and contracts with multiple underlying exposures.
(d)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(e)Represents cash collateral posted and received that is eligible for netting.
(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was $1.4 billion at March 31, 2024 and $1.2 billion at December 31, 2023. Fair value of liabilities related to bifurcated embedded derivatives was $8.7 billion and $8.0 billion, respectively, at March 31, 2024 and December 31, 2023. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities, index universal life products, and bonds available for sale, which include equity and interest rate components, and the funds withheld arrangement with Fortitude Re. For additional information, see Note 8.
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
Collateral posted by us to third parties for derivative transactions was $1.4 billion and $1.9 billion at March 31, 2024 and December 31, 2023, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $3.2 billion and $2.8 billion at March 31, 2024 and December 31, 2023, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

AIG | First Quarter 2024 Form 10-Q	43

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
We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three months ended March 31, 2024 and 2023, we recognized gains (losses) of $25 million and $(25) million, respectively, included in Change in foreign currency translation adjustments in OCI related to the net investment hedge relationships.
A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.
The following table presents the gain (loss) recognized in income on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Income for:
(in millions)	Hedging Derivatives(a)	Excluded Components(b)	Hedged Items	Net Impact
Three Months Ended March 31, 2024
Interest rate contracts:
Interest credited to policyholder account balances	$(62)	$—	$64	$2
Foreign exchange contracts:
Net realized gains/(losses)	88	(18)	(88)	(18)
Three Months Ended March 31, 2023
Interest rate contracts:
Interest credited to policyholder account balances	$43	$—	$(47)	$(4)
Foreign exchange contracts:
Net realized gains/(losses)	(130)	76	130	76
(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in income on a mark-to-market basis.

44	AIG | First Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Derivatives and Hedge Accounting

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

Three Months Ended March 31,	Gains (Losses) Recognized in Income
(in millions)	2024	2023
By Derivative Type:
Interest rate contracts	$(289)	$95
Foreign exchange contracts	71	(101)
Equity contracts	189	(78)
Commodity contracts	—	7
Credit contracts	23	(1)
Other contracts	16	16
Embedded derivatives	(549)	(1,548)
Total	$(539)	$(1,610)
By Classification:
Policy fees	$15	$16
Net investment income - excluding Fortitude Re funds withheld assets	—	—
Net investment income - Fortitude Re funds withheld assets	6	(2)
Net realized gains (losses) - excluding Fortitude Re funds withheld assets(a)	220	(391)
Net realized losses on Fortitude Re funds withheld assets(b)	(77)	(1,127)
Policyholder benefits and claims incurred	(3)	3
Change in the fair value of market risk benefits, net(c)	(700)	(109)
Total	$(539)	$(1,610)
(a)Includes $5 million gain related to the sale of AIG Life reported in Net (gain) loss on divestitures. For additional information, see Notes 1 and 4.
(b)Includes over-the-counter derivatives supporting the funds withheld arrangements with Fortitude Re and the embedded derivative contained within the funds withheld payable with Fortitude Re.
(c)This represents activity related to derivatives that economically hedged changes in the fair value of certain market risk benefits.
CREDIT RISK-RELATED CONTINGENT FEATURES
We estimate that at March 31, 2024, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $6 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $32 million and $32 million at March 31, 2024 and December 31, 2023, respectively. The aggregate fair value of assets posted as collateral under these contracts at March 31, 2024 and December 31, 2023, was approximately $33 million and $34 million, respectively.
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
We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair value of these hybrid securities was under $1 million at both March 31, 2024 and December 31, 2023, respectively. These securities have par amounts of $42 million and $42 million at March 31, 2024 and December 31, 2023, respectively, and have remaining stated maturity dates that extend to 2052.

AIG | First Quarter 2024 Form 10-Q	45

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
Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.5 billion and $12.1 billion at March 31, 2024 and December 31, 2023, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At March 31, 2024 and December 31, 2023 we held collateral of approximately $8.8 billion and $8.7 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both March 31, 2024 and December 31, 2023.
The following table presents the rollforward of activity in loss reserves:

Three Months Ended March 31,
(in millions)	2024	2023
Liability for unpaid loss and loss adjustment expenses, beginning of year	$70,393	$75,167
Reinsurance recoverable	(30,289)	(32,102)
Net Liability for unpaid loss and loss adjustment expenses, beginning of year	40,104	43,065
Losses and loss adjustment expenses incurred:
Current year	3,365	3,784
Prior years, excluding discount and amortization of deferred gain	—	(27)
Prior years, discount charge (benefit)	106	94
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(32)	(60)
Total losses and loss adjustment expenses incurred	3,439	3,791
Losses and loss adjustment expenses paid:
Current year	(286)	(289)
Prior years	(2,857)	(3,549)
Total losses and loss adjustment expenses paid	(3,143)	(3,838)
Other changes:
Foreign exchange effect	(496)	397
Retroactive reinsurance adjustment (net of discount)(b)	(8)	12
Reclassified to held for sale, net of reinsurance recoverables(c)	(5)	—
Total other changes	(509)	409
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	39,891	43,427
Reinsurance recoverable	30,169	32,366
Total	$70,060	$75,793
(a)Includes $5 million and $7 million for the retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), covering U.S. asbestos exposures for the three months ended March 31, 2024 and 2023, respectively.
(b)Includes benefit (charge) from change in discount on retroactive reinsurance in the amount of $55 million and $70 million for the three months ended March 31, 2024 and 2023, respectively.
(c)Represents change in loss reserves included in Liabilities held for sale. For additional information, see Note 4.

46	AIG | First Quarter 2024 Form 10-Q

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
Prior Year Development
During the three months ended March 31, 2024, we did not recognize any prior year loss reserve development excluding discount and amortization of deferred gain.
During the three months ended March 31, 2023, we recognized favorable prior year loss reserve development of $27 million excluding discount and amortization of deferred gain. The development in this period was primarily driven by favorable development on U.S. Workers' Compensation and Other product lines, partially offset by unfavorable development on prior year catastrophes.
Discounting of Loss Reserves
At March 31, 2024 and December 31, 2023, the loss reserves reflect a net loss reserve discount of $1.2 billion and $1.2 billion, respectively, including tabular and non-tabular calculations based upon the following assumptions:
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
At March 31, 2024 and December 31, 2023, the discount consists of $293 million and $294 million of tabular discount, respectively, and $919 million and $939 million of non-tabular discount for workers’ compensation, respectively. During the three months ended March 31, 2024 and 2023, the benefit / (charge) from changes in discount of $(76) million and $(64) million, respectively, were recorded as part of Policyholder benefits and losses incurred in the Condensed Consolidated Statements of Income (Loss).
The following table presents the components of the loss reserve discount discussed above:

(in millions)	March 31, 2024	December 31, 2023
U.S. workers' compensation	$2,261	$2,337
Retroactive reinsurance	(1,049)	(1,104)
Total reserve discount(a)(b)	$1,212	$1,233
(a)Excludes $194 million and $196 million of discount related to certain long-tail liabilities in the UK at March 31, 2024 and December 31, 2023, respectively.
(b)Includes gross discount of $680 million and $687 million, which was 100 percent ceded to Fortitude Re at March 31, 2024 and December 31, 2023, respectively.

AIG | First Quarter 2024 Form 10-Q	47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

The following table presents the net loss reserve discount benefit (charge):

Three Months Ended March 31,
(in millions)	2024	2023
Current accident year	$30	$30
Accretion and other adjustments to prior year discount	(106)	(94)
Net reserve discount benefit (charge)	(76)	(64)
Change in discount on loss reserves ceded under retroactive reinsurance	55	70
Net change in total reserve discount*	$(21)	$6
*Excludes $(2) million and $4 million of discount related to certain long-tail liabilities in the UK for the three months ended March 31, 2024 and 2023, respectively.
Amortization of Deferred Gain on Retroactive Reinsurance
Amortization of the deferred gain on retroactive reinsurance includes $27 million and $53 million related to the adverse development reinsurance cover with NICO for the three months ended March 31, 2024 and 2023, respectively.
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
For traditional and limited pay long-duration products, benefit reserves are accrued and benefit expense is recognized using a net premium ratio methodology for each annual cohort of business.

48	AIG | First Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

The following tables present the balances and changes in the liability for future policy benefits and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets:

Three Months Ended March 31, 2024	General Insurance	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(f)	Total
(in millions, except for liability durations)
Present value of expected net premiums
Balance, beginning of year	$1,702	$—	$—	$8,379	$—	$973	$11,054
Effect of changes in discount rate assumptions (AOCI)	339	—	—	1,482	—	44	1,865
Reclassified to Liabilities held for sale	—	—	—	4,287	—	—	4,287
Beginning balance at original discount rate	2,041	—	—	14,148	—	1,017	17,206
Effect of actual variances from expected experience	(2)	—	—	(13)	—	—	(15)
Adjusted beginning of year balance	2,039	—	—	14,135	—	1,017	17,191
Issuances	31	—	—	353	—	—	384
Interest accrual	11	—	—	117	—	11	139
Net premium collected	(138)	—	—	(381)	—	(29)	(548)
Foreign exchange impact	(91)	—	—	(46)	—	—	(137)
Other	—	—	—	(4)	—	—	(4)
Ending balance at original discount rate	1,852	—	—	14,174	—	999	17,025
Effect of changes in discount rate assumptions (AOCI)	(283)	—	—	(1,621)	—	(57)	(1,961)
Reclassified to Liabilities held for sale	—	—	—	(4,247)	—	—	(4,247)
Balance, end of period	$1,569	$—	$—	$8,306	$—	$942	$10,817

Present value of expected future policy benefits
Balance, beginning of year	$2,149	$1,353	$217	$17,531	$18,482	$20,654	$60,386
Effect of changes in discount rate assumptions (AOCI)	441	132	(3)	2,745	1,906	437	5,658
Reclassified to Liabilities held for sale	—	—	—	5,119	—	—	5,119
Beginning balance at original discount rate	2,590	1,485	214	25,395	20,388	21,091	71,163
Effect of actual variances from expected experience(a)	(2)	(6)	(1)	(7)	—	(9)	(25)
Adjusted beginning of year balance	2,588	1,479	213	25,388	20,388	21,082	71,138
Issuances	32	34	5	350	1,726	2	2,149
Interest accrual	13	16	3	236	217	252	737
Benefit payments	(141)	(33)	(7)	(458)	(283)	(370)	(1,292)
Foreign exchange impact	(119)	—	—	(61)	(82)	—	(262)
Other	—	—	—	(3)	—	(3)	(6)
Ending balance at original discount rate	2,373	1,496	214	25,452	21,966	20,963	72,464
Effect of changes in discount rate assumptions (AOCI)	(374)	(153)	—	(3,149)	(2,347)	(959)	(6,982)
Reclassified to Liabilities held for sale	—	—	—	(5,078)	—	—	(5,078)
Balance, end of period	$1,999	$1,343	$214	$17,225	$19,619	$20,004	$60,404
Net liability for future policy benefits, end of period	$430	$1,343	$214	$8,919	$19,619	$19,062	$49,587
Liability for future policy benefits for certain participating contracts							1,302
Liability for universal life policies with secondary guarantees and similar features(b)							3,972
Deferred profit liability							2,553
Other reconciling items(c)							1,571
Future policy benefits for life and accident and health insurance contracts							58,985
Less: Reinsurance recoverable							(22,898)
Net liability for future policy benefits after reinsurance recoverable							$36,087

Weighted average liability duration of the liability for future policy benefits(d)(e)	9.1	7.7	6.7	12.6	12.2	11.2

AIG | First Quarter 2024 Form 10-Q	49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

Three Months Ended March 31, 2023	General Insurance	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(f)	Total
(in millions, except for liability durations)
Present value of expected net premiums
Balance, beginning of year	$1,929	$—	$—	$11,654	$—	$991	$14,574
Effect of changes in discount rate assumptions (AOCI)	262	—	—	1,872	—	66	2,200
Beginning balance at original discount rate	2,191	—	—	13,526	—	1,057	16,774
Effect of actual variances from expected experience	(10)	1	—	12	—	3	6
Adjusted beginning of year balance	2,181	1	—	13,538	—	1,060	16,780
Issuances	36	6	—	322	—	—	364
Interest accrual	11	—	—	106	—	12	129
Net premium collected	(57)	(7)	—	(352)	—	(30)	(446)
Foreign exchange impact	(8)	—	—	96	—	—	88
Other	—	—	—	3	—	—	3
Ending balance at original discount rate	2,163	—	—	13,713	—	1,042	16,918
Effect of changes in discount rate assumptions (AOCI)	(353)	—	—	(1,648)	—	(48)	(2,049)
Balance, end of period	$1,810	$—	$—	$12,065	$—	$994	$14,869

Present value of expected future policy benefits
Balance, beginning of year	$2,380	$1,223	$211	$21,179	$12,464	$20,429	$57,886
Effect of changes in discount rate assumptions (AOCI)	362	167	2	3,424	2,634	1,083	7,672
Beginning balance at original discount rate	2,742	1,390	213	24,603	15,098	21,512	65,558
Effect of actual variances from expected experience(a)	(2)	(3)	(1)	26	(5)	—	15
Adjusted beginning of year balance	2,740	1,387	212	24,629	15,093	21,512	65,573
Issuances	36	70	2	318	1,450	3	1,879
Interest accrual	13	12	3	224	139	257	648
Benefit payments	(60)	(32)	(7)	(476)	(228)	(379)	(1,182)
Foreign exchange impact	(10)	—	—	277	125	—	392
Other	—	—	—	1	—	(3)	(2)
Ending balance at original discount rate	2,719	1,437	210	24,973	16,579	21,390	67,308
Effect of changes in discount rate assumptions (AOCI)	(457)	(141)	3	(3,081)	(2,302)	(492)	(6,470)
Balance, end of period	$2,262	$1,296	$213	$21,892	$14,277	$20,898	$60,838
Net liability for future policy benefits, end of period	$452	$1,296	$213	$9,827	$14,277	$19,904	$45,969
Liability for future policy benefits for certain participating contracts							1,340
Liability for universal life policies with secondary guarantees and similar features(b)							3,512
Deferred profit liability							2,396
Other reconciling items(c)							1,629
Future policy benefits for life and accident and health insurance contracts							54,846
Less: Reinsurance recoverable							(24,266)
Net liability for future policy benefits after reinsurance recoverable							$30,580

Weighted average liability duration of the liability for future policy benefits(d)	10.0	7.7	7.1	12.4	11.5	11.6
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
(f)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.

50	AIG | First Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

For the three months ended March 31, 2024 and 2023 in the traditional and term life insurance block, capping of net premium ratios at 100 percent caused a (credit)/charge to net income of $(1) million and $7 million, respectively. The discount rate was updated based on market observable information. Relative to the prior period, the increase in upper-medium-grade fixed income yields resulted in a decrease in the liability for future policy benefits.
The following table presents the amount of undiscounted expected future benefit payments and undiscounted and discounted expected gross premiums for future policy benefits for nonparticipating contracts:

Three Months Ended March 31,
(in millions)		2024	2023
General Insurance(a)	Undiscounted expected future benefits and expense	$2,911	$3,350
	Undiscounted expected future gross premiums	4,002	4,616
Individual Retirement	Undiscounted expected future benefits and expense	$2,156	$2,048
	Undiscounted expected future gross premiums	—	—
Group Retirement	Undiscounted expected future benefits and expense	$309	$317
	Undiscounted expected future gross premiums	—	—
Life Insurance(b)	Undiscounted expected future benefits and expense	$40,741	$39,028
	Undiscounted expected future gross premiums	30,656	28,964
Institutional Markets	Undiscounted expected future benefits and expense	$42,519	$29,029
	Undiscounted expected future gross premiums	—	—
Other(c)	Undiscounted expected future benefits and expense	$42,701	$44,148
	Undiscounted expected future gross premiums	2,106	2,225
(a)General Insurance discounted expected future gross premiums (at current discount rate) for the three months ended March 31, 2024 were $2.9 billion.
(b)Includes balances reclassified to Liabilities held for sale at March 31, 2024. Life Insurance discounted expected future gross premiums (at current discount rate) for the three months ended March 31, 2024 were $20.0 billion.
(c)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re. Other discounted expected future gross premiums (at current discount rate) for the three months ended March 31, 2024 were $1.4 billion.
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for future policy benefits for nonparticipating contracts:

Three Months Ended March 31,	Gross Premiums		Interest Accretion
(in millions)	2024	2023	2024	2023
General Insurance	$110	$95	$2	$1
Individual Retirement	39	75	16	12
Group Retirement	5	6	3	3
Life Insurance	618	575	119	118
Institutional Markets	1,805	1,581	217	139
Other*	52	54	241	245
Total	$2,629	$2,386	$598	$518
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

Three Months Ended March 31, 2024	General Insurance	Individual Retirement	Group Retirement	Life Insurance(a)	Institutional Markets	Other(b)

Weighted-average interest rate, original discount rate	1.84%	3.79%	5.13%	4.12%	4.25%	4.86%
Weighted-average interest rate, current discount rate	3.70%	5.27%	5.24%	5.28%	5.19%	5.32%

Three Months Ended March 31, 2023
Weighted-average interest rate, original discount rate	1.78%	3.65%	5.19%	4.11%	3.76%	4.88%
Weighted-average interest rate, current discount rate	3.64%	5.33%	4.91%	5.08%	5.04%	5.10%
(a)Weighted-average interest rates for Life Insurance include balances that have been reclassified to Liabilities held-for-sale at March 31, 2024.
(b)Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.

AIG | First Quarter 2024 Form 10-Q	51

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
The following table presents the balances and changes in the liability for universal life policies with secondary guarantees and similar features:

Three Months Ended March 31,	2024			2023
(in millions, except duration of liability)	Life Insurance	Other(b)	Total	Life Insurance	Other(b)	Total
Balance, beginning of year	$3,731	$55	$3,786	$3,300	$55	$3,355
Effect of changes in experience	109	(1)	108	74	(1)	73
Adjusted beginning balance	3,840	54	3,894	3,374	54	3,428
Assessments	145	—	145	179	—	179
Excess benefits paid	(232)	—	(232)	(238)	—	(238)
Interest accrual	38	1	39	28	1	29
Other	—	—	—	(5)	—	(5)
Changes related to unrealized appreciation (depreciation) of investments	126	—	126	119	—	119
Balance, end of period	3,917	55	3,972	3,457	55	3,512
Less: Reinsurance recoverable	(172)	(55)	(227)	(192)	—	(192)
Balance, end of period, net of Reinsurance recoverable	$3,745	$—	$3,745	$3,265	$55	$3,320
Weighted average duration of liability(a)	25.3	9.1		26.4	9.4
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
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for the liability for universal life policies with secondary guarantees and similar features:

Three Months Ended March 31,	Gross Assessments		Interest Accretion
(in millions)	2024	2023	2024	2023
Life Insurance	$248	$299	$38	$28
Other*	10	10	1	1
Total	$258	$309	$39	$29
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
The following table presents the calculation of weighted average interest rate for the liability for universal life policies with secondary guarantees and similar features:

Three Months Ended March 31,	2024		2023
	Life Insurance	Other*	Life Insurance	Other*
Weighted-average interest rate	3.92%	4.20%	3.76%	4.24%
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re.

52	AIG | First Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.
The following table presents details concerning our universal life policies with secondary guarantees and similar features:

Three Months Ended March 31,
(dollars in millions)	2024	2023
Account value	$3,773	$3,556
Net amount at risk	$73,092	$70,014
Average attained age of contract holders	53	53
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
The following table presents the balances and changes in Policyholder contract deposits account balances(a):

Three Months Ended March 31, 2024	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(d)	Total
(in millions, except for average crediting rate)
Policyholder contract deposits account balance, beginning of year	$94,896	$41,299	$10,231	$13,649	$3,333	$163,408
Deposits	4,878	1,349	407	798	11	7,443
Policy charges	(186)	(122)	(377)	(17)	(15)	(717)
Surrenders and withdrawals	(4,600)	(2,466)	(73)	(31)	(21)	(7,191)
Benefit payments	(761)	(494)	(79)	(181)	(79)	(1,594)
Net transfers from (to) separate account	1,248	1,024	5	(27)	—	2,250
Interest credited	816	303	121	157	40	1,437
Other	(3)	2	6	(11)	3	(3)
Policyholder contract deposits account balance, end of period	96,288	40,895	10,241	14,337	3,272	165,033
Other reconciling items(b)	(1,225)	(192)	134	33	(85)	(1,335)
Policyholder contract deposits	$95,063	$40,703	$10,375	$14,370	$3,187	$163,698

Weighted average crediting rate	2.86%	3.05%	4.39%	4.59%	4.98%
Cash surrender value(c)	$89,795	$39,746	$9,042	$2,585	$1,696	$142,864

AIG | First Quarter 2024 Form 10-Q	53

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

Three Months Ended March 31, 2023	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Other(d)	Total
(in millions, except for average crediting rate)
Policyholder contract deposits account balance, beginning of year	$89,554	$43,395	$10,224	$11,734	$3,587	$158,494
Deposits	4,864	1,326	414	595	11	7,210
Policy charges	(244)	(110)	(384)	(17)	(16)	(771)
Surrenders and withdrawals	(3,171)	(2,016)	(56)	(403)	(20)	(5,666)
Benefit payments	(1,036)	(557)	(49)	(167)	(88)	(1,897)
Net transfers from (to) separate account	728	592	(1)	443	—	1,762
Interest credited	377	270	88	105	43	883
Other	(2)	3	(16)	4	(1)	(12)
Policyholder contract deposits account balance, end of period	91,070	42,903	10,220	12,294	3,516	160,003
Other reconciling items(b)	(1,889)	(279)	116	74	(129)	(2,107)
Policyholder contract deposits	$89,181	$42,624	$10,336	$12,368	$3,387	$157,896

Weighted average crediting rate	2.52%	2.78%	4.24%	3.55%	4.95%
Cash surrender value(c)	$84,906	$41,361	$8,874	$2,545	$1,781	$139,467
(a)Transactions between the general account and the separate account are presented in this table on a gross basis (e.g., a policyholder's funds are initially deposited into the general account and then simultaneously transferred to the separate account), thus, did not impact the ending balance of policyholder contract deposits.
(b)Includes MRBs that are bifurcated and reported separately, net of embedded derivatives recorded in Policyholder contract deposits. Other also includes amounts related to Other Operations of $(85) million and $(129) million at March 31, 2024 and 2023, respectively.
(c)Cash surrender value is related to the portion of policyholder contract deposits that have a defined cash surrender value (e.g. GICs, do not have a cash surrender value).
(d)Primarily represents Life and Retirement legacy insurance lines ceded to Fortitude Re.
For information related to net amount at risk, see Note 13.
The following table presents Policyholder contract deposits account balance by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

March 31, 2024	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$6,251	$1,917	$28,202	$36,370
> 1% - 2%	3,556	21	1,490	5,067
> 2% - 3%	7,653	11	1,407	9,071
> 3% - 4%	6,342	36	5	6,383
> 4% - 5%	424	—	4	428
> 5%	32	—	3	35
Total	$24,258	$1,985	$31,111	$57,354
Group Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$2,133	$1,895	$7,672	$11,700
> 1% - 2%	3,597	1,126	670	5,393
> 2% - 3%	11,686	215	110	12,011
> 3% - 4%	603	—	—	603
> 4% - 5%	6,579	—	—	6,579
> 5%	141	—	—	141
Total	$24,739	$3,236	$8,452	$36,427
Life Insurance	Range of Guaranteed Minimum Credited Rate
<=1%	$—	$—	$—	$—
> 1% - 2%	—	110	365	475
> 2% - 3%	9	1,072	856	1,937
> 3% - 4%	1,190	482	7	1,679
> 4% - 5%	2,820	—	—	2,820
> 5%	214	—	—	214
Total	$4,233	$1,664	$1,228	$7,125
Total*	$53,230	$6,885	$40,791	$100,906
Percentage of total	53%	7%	40%	100%

54	AIG | First Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

March 31, 2023	At Guaranteed Minimum	1 Basis Point - 50 Basis Points Above	More than 50 Basis Points Above Minimum Guarantee	Total
(in millions, except percentage of total)
Individual Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$7,776	$2,562	$23,263	$33,601
> 1% - 2%	3,994	24	2,163	6,181
> 2% - 3%	9,155	1	390	9,546
> 3% - 4%	7,359	40	6	7,405
> 4% - 5%	452	—	4	456
> 5%	32	—	4	36
Total	$28,768	$2,627	$25,830	$57,225
Group Retirement	Range of Guaranteed Minimum Credited Rate
<=1%	$2,063	$2,713	$6,049	$10,825
> 1% - 2%	5,005	908	353	6,266
> 2% - 3%	13,561	40	—	13,601
> 3% - 4%	658	—	—	658
> 4% - 5%	6,821	—	—	6,821
> 5%	153	—	—	153
Total	$28,261	$3,661	$6,402	$38,324
Life Insurance	Range of Guaranteed Minimum Credited Rate
<=1%	$—	$—	$—	$—
> 1% - 2%	—	131	349	480
> 2% - 3%	28	862	1,079	1,969
> 3% - 4%	1,417	118	198	1,733
> 4% - 5%	2,946	—	—	2,946
> 5%	222	—	—	222
Total	$4,613	$1,111	$1,626	$7,350
Total*	$61,642	$7,399	$33,858	$102,899
Percentage of total	60%	7%	33%	100%
*Excludes policyholder contract deposits account balances that are not subject to guaranteed minimum crediting rates.
OTHER POLICYHOLDER FUNDS
Other policyholder funds include unearned revenue reserves (URR), consisting of front-end loads on investment-oriented contracts, representing those policy loads that are non-level and typically higher in initial policy years than in later policy years. Amortization of URR is recorded in Policy fees.
URR for investment-oriented contracts are generally deferred and amortized into income using the same assumptions and factors used to amortize DAC (i.e., on a constant level basis).
The following table presents a rollforward of URR:

	Life Insurance	Institutional Markets	Other*	Total
(in millions)
Three Months Ended March 31, 2024
Balance, beginning of year	$1,770	$1	$94	$1,865
Revenue deferred	40	—	—	40
Amortization	(28)	—	(2)	(30)
Balance, end of period	$1,782	$1	$92	$1,875
Three Months Ended March 31, 2023
Balance, beginning of year	$1,727	$2	$105	$1,834
Revenue deferred	38	—	—	38
Amortization	(27)	(1)	(2)	(30)
Balance, end of period	$1,738	$1	$103	$1,842
*Represents Life and Retirement legacy insurance lines ceded to Fortitude Re. At March 31, 2024 and 2023, Other policyholder funds, excluding URR, totaled $1.4 billion and $1.6 billion, respectively.

AIG | First Quarter 2024 Form 10-Q	55

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 13. Market Risk Benefits

13. Market Risk Benefits
MRBs are defined as contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose AIG to other-than nominal capital market risk. The MRB represents an amount that a policyholder receives in addition to the account balance upon the occurrence of a specific event or circumstance, such as death, annuitization, or periodic withdrawal that involves protection from other-than-nominal capital market risk. Certain contract features, such as GMWBs, guaranteed minimum death benefits (GMDB) and guaranteed minimum income benefits (GMIBs) commonly found in variable, fixed index and fixed annuities, are MRBs. MRBs are assessed at contract inception using a non-option method involving attributed fees that results in an initial fair value of zero or an option method that results in a fair value greater than zero.
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
The following table presents the balances of and changes in MRBs:

Three Months Ended March 31,	2024			2023
	Individual Retirement	Group Retirement	Total	Individual Retirement	Group Retirement	Total
(in millions, except for attained age of contract holders)
Balance, beginning of year	$4,562	$308	$4,870	$3,738	$296	$4,034
Effect of changes in our own credit risk	(1,072)	(88)	(1,160)	(441)	(24)	(465)
Balance, beginning of year, before effect of changes in our own credit risk	$3,490	$220	$3,710	3,297	272	3,569
Issuances	123	10	133	191	9	200
Interest accrual	45	3	48	38	4	42
Attributed fees	174	15	189	235	17	252
Expected claims	(18)	—	(18)	(25)	(1)	(26)
Effect of changes in interest rates	(474)	(38)	(512)	478	46	524
Effect of changes in interest rate volatility	(14)	—	(14)	(73)	(4)	(77)
Effect of changes in equity markets	(529)	(50)	(579)	(391)	(36)	(427)
Effect of changes in equity index volatility	(15)	—	(15)	16	(3)	13
Actual outcome different from model expected outcome	(63)	3	(60)	72	1	73
Effect of changes in other future expected assumptions	(5)	(1)	(6)	(94)	(18)	(112)
Other, including foreign exchange	—	(2)	(2)	1	—	1
Balance, end of period, before effect of changes in our own credit risk	2,714	160	2,874	3,745	287	4,032
Effect of changes in our own credit risk	1,100	89	1,189	339	32	371
Balance, end of period	3,814	249	4,063	4,084	319	4,403
Less: Reinsured MRB, end of period	(68)	—	(68)	(89)	—	(89)
Net Liability Balance after reinsurance recoverable	$3,746	$249	$3,995	$3,995	$319	$4,314
Net amount at risk
GMDB only	$623	$136	$759	$1,307	$266	$1,573
GMWB only	$128	$12	$140	$63	$5	$68
Combined*	$576	$13	$589	$1,726	$31	$1,757
Weighted average attained age of contract holders	71	64		71	64
*Certain contracts contain both guaranteed GMDB and GMWB features and are modeled together for the purposes of calculating the MRB.
The following is a reconciliation of MRBs by amounts in an asset position and in a liability position to the MRBs amount in the Condensed Consolidated Balance Sheets:

	March 31, 2024			March 31, 2023
(in millions)	Asset*	Liability*	Net	Asset*	Liability*	Net
Individual Retirement	$968	$4,714	$3,746	$685	$4,680	$3,995
Group Retirement	204	453	249	145	464	319
Total	$1,172	$5,167	$3,995	$830	$5,144	$4,314
*Cash flows and attributed fees for MRBs are determined on a policy level basis and are reported based on their asset or liability position at the balance sheet date.
For additional information related to fair value measurements of MRBs, see Note 5.

56	AIG | First Quarter 2024 Form 10-Q

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
For discussion of the fair value measurement of guaranteed benefits that are accounted for as MRBs, see Note 5.
The following table presents fair value of separate account investment options:

	March 31, 2024					December 31, 2023
(in millions)	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
Equity funds	$26,945	$30,285	$900	$635	$58,765	$25,451	$28,675	$819	$593	$55,538
Bond funds	4,121	3,315	45	1,281	8,762	4,037	3,292	44	1,303	8,676
Balanced funds	18,179	5,663	55	2,062	25,959	17,711	5,479	53	1,923	25,166
Money market funds	693	802	16	176	1,687	694	742	16	173	1,625
Total	$49,938	$40,065	$1,016	$4,154	$95,173	$47,893	$38,188	$932	$3,992	$91,005
The following table presents the balances and changes in Separate account liabilities:

Three Months Ended March 31, 2024	Individual Retirement	Group Retirement	Life Insurance	Institutional Markets	Total
(in millions)
Balance, beginning of year	$47,893	$38,188	$932	$3,992	$91,005
Premiums and deposits	294	340	9	69	712
Policy charges	(288)	(115)	(12)	(24)	(439)
Surrenders and withdrawals	(1,193)	(1,052)	(9)	(31)	(2,285)
Benefit payments	(239)	(154)	(2)	(5)	(400)
Investment performance	3,451	2,934	98	139	6,622
Net transfers from (to) general account and other	20	(76)	—	14	(42)
Balance, end of period	$49,938	$40,065	$1,016	$4,154	$95,173
Cash surrender value*	$48,975	$39,865	$995	$4,150	$93,985

Three Months Ended March 31, 2023
Balance, beginning of year	$45,178	$34,361	$799	$4,515	$84,853
Premiums and deposits	451	360	9	26	846
Policy charges	(344)	(110)	(12)	(24)	(490)
Surrenders and withdrawals	(844)	(669)	(6)	(404)	(1,923)
Benefit payments	(215)	(130)	(1)	(54)	(400)
Investment performance	2,131	2,186	53	99	4,469
Net transfers from (to) general account and other	73	(78)	(1)	8	2
Balance, end of period	$46,430	$35,920	$841	$4,166	$87,357
Cash surrender value*	$45,388	$35,726	$794	$4,168	$86,076
*The cash surrender value represents the amount of the contract holder’s account balance distributable at the balance sheet date less applicable surrender charges.

AIG | First Quarter 2024 Form 10-Q	57

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

58	AIG | First Quarter 2024 Form 10-Q

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
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $6.0 billion and $6.1 billion at March 31, 2024 and December 31, 2023, respectively.
GUARANTEES
Subsidiaries
We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and certain of its subsidiaries. We have also issued guarantees of all present and future payment obligations and liabilities of AIG Markets, Inc.
Due to the deconsolidation of AIGFP and its subsidiaries, as of March 31, 2024, a $92 million guarantee related to the obligations of AIGFP and certain of its subsidiaries was recognized, and is reported in Other liabilities.
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
On March 15, 2024, we redeemed all 20,000 outstanding shares of our Series A Preferred Stock and all 20,000,000 of the corresponding Depositary Shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock, for a redemption price of $25,000 per share (equivalent to $25.00 per Depositary Share) for an aggregate redemption price of $500 million, paid in cash. The $15 million difference between the aggregate redemption price and the outstanding par and additional paid in capital amount of $485 million was recorded as a reduction of retained earnings and is presented on Dividends on preferred stock and preferred stock redemption premiums on the Condensed Consolidated Statements of Income.

AIG | First Quarter 2024 Form 10-Q	59

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Equity

Common Stock
The following table presents a rollforward of outstanding shares:

Three Months Ended March 31, 2024	Common Stock Issued	Treasury Stock	Common Stock Outstanding
(in millions)
Shares, beginning of year	1,906.7	(1,217.9)	688.8
Shares issued	—	5.6	5.6
Shares repurchased	—	(23.4)	(23.4)
Shares, end of period	1,906.7	(1,235.7)	671.0
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
For a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries, see Note 20 to the Consolidated Financial Statements in the 2023 Annual Report.
Repurchase of AIG Common Stock
Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through the Securities Exchange Act of 1934, as amended (the Exchange Act) Rule 10b5-1 repurchase plans. On April 30, 2024, the Board of Directors authorized the repurchase of $10.0 billion of AIG Common Stock (inclusive of the approximately $3.9 billion remaining under the Board's prior share repurchase authorization).
The timing of any future repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.
Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from April 1, 2024 to April 26, 2024, we repurchased approximately 7 million shares of AIG Common Stock for an aggregate purchase price of approximately $558 million.
DIVIDENDS DECLARED
On April 30, 2024, our Board of Directors declared a cash dividend on AIG Common Stock of $0.40 per share, an 11 percent increase from prior quarterly dividends on AIG Common Stock, payable on June 28, 2024 to shareholders of record on June 14, 2024.

60	AIG | First Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Equity

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, December 31, 2023, net of tax	$(106)	$(10,888)	$(476)	$1,233	$(2,979)	$(821)	$(14,037)
Change in unrealized appreciation (depreciation) of investments*	72	(1,274)	—	—	—	—	(1,202)
Change in other	—	5	—	—	—	—	5
Change in fair value of market risk benefits, net	—	—	(29)	—	—	—	(29)
Change in discount rates	—	—	—	697	—	—	697
Change in future policy benefits	—	(126)	—	—	—	—	(126)
Change in foreign currency translation adjustments	—	—	—	—	(339)	—	(339)
Change in net actuarial loss	—	—	—	—	—	7	7
Change in prior service cost	—	—	—	—	—	2	2
Change in deferred tax asset (liability)	(15)	105	6	(152)	(14)	(2)	(72)
Total other comprehensive income (loss)	57	(1,290)	(23)	545	(353)	7	(1,057)
Corebridge noncontrolling interests	—	(83)	(5)	15	—	—	(73)
Noncontrolling interests	17	(559)	(11)	258	(3)	—	(298)
Balance, March 31, 2024, net of tax	$(66)	$(11,702)	$(493)	$1,535	$(3,329)	$(814)	$(14,869)

Balance, December 31, 2022, net of tax	$(136)	$(20,675)	$(284)	$2,459	$(3,056)	$(924)	$(22,616)
Change in unrealized appreciation (depreciation) of investments	9	4,996	—	—	—	—	5,005
Change in other	—	106	—	—	—	—	106
Change in fair value of market risk benefits, net	—	—	95	—	—	—	95
Change in discount rates	—	—	—	(527)	—	—	(527)
Change in future policy benefits	—	(100)	—	—	—	—	(100)
Change in foreign currency translation adjustments	—	—	—	—	(19)	—	(19)
Change in net actuarial loss	—	—	—	—	—	27	27
Change in deferred tax asset (liability)	(3)	(750)	(20)	107	(9)	1	(674)
Total other comprehensive income (loss)	6	4,252	75	(420)	(28)	28	3,913
Noncontrolling interests	4	706	17	(111)	10	—	626
Balance, March 31, 2023, net of tax	$(134)	$(17,129)	$(226)	$2,150	$(3,094)	$(896)	$(19,329)
*Includes net unrealized gains and losses attributable to businesses held for sale at March 31, 2024.
The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended March 31, 2024 and 2023, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Three Months Ended March 31, 2024
Unrealized change arising during period	$66	$(1,832)	$(29)	$697	$(339)	$2	$(1,435)
Less: Reclassification adjustments included in net income	(6)	(437)	—	—	—	(7)	(450)
Total other comprehensive income (loss), before of income tax expense (benefit)	72	(1,395)	(29)	697	(339)	9	(985)
Less: Income tax expense (benefit)	15	(105)	(6)	152	14	2	72
Total other comprehensive income (loss), net of income tax expense (benefit)	$57	$(1,290)	$(23)	$545	$(353)	$7	$(1,057)

Three Months Ended March 31, 2023
Unrealized change arising during period	$(7)	$4,566	$95	$(527)	$(19)	$18	$4,126
Less: Reclassification adjustments included in net income	(16)	(436)	—	—	—	(9)	(461)
Total other comprehensive income (loss), before income tax expense (benefit)	9	5,002	95	(527)	(19)	27	4,587
Less: Income tax expense (benefit)	3	750	20	(107)	9	(1)	674
Total other comprehensive income (loss), net of income tax expense (benefit)	$6	$4,252	$75	$(420)	$(28)	$28	$3,913

AIG | First Quarter 2024 Form 10-Q	61

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Equity

The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Condensed Consolidated Statements of Income (Loss)(a):

	Amount Reclassified from AOCI		Affected Line Item in the
	Three Months Ended March 31,		Condensed Consolidated
(in millions)	2024	2023	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$(6)	$(16)	Net realized gains (losses)
Total	(6)	(16)
Unrealized appreciation (depreciation) of all other investments
Investments	(437)	(436)	Net realized gains (losses)
Total	(437)	(436)
Change in retirement plan liabilities adjustment
Prior-service credit	—	(1)	(b)
Actuarial losses	(7)	(8)	(b)
Total	(7)	(9)
Total reclassifications for the period	$(450)	$(461)
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
(b)These AOCI components are included in the computation of net periodic pension cost.

62	AIG | First Quarter 2024 Form 10-Q

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
The following table presents the computation of basic and diluted EPS:

Three Months Ended March 31,
(dollars in millions, except per common share data)	2024	2023
Numerator for EPS:
Income (loss) from continuing operations	$1,600	$(87)
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	384	(117)
Less: Preferred stock dividends and preferred stock redemption premiums	22	7
Income (loss) attributable to AIG common shareholders from continuing operations	1,194	23
Income (loss) from discontinued operations, net of income tax expense	—	—
Net income (loss) attributable to AIG common shareholders	$1,194	$23
Denominator for EPS:
Weighted average common shares outstanding - basic	682,576,848	738,661,428
Dilutive common shares	5,384,670	5,437,758
Weighted average common shares outstanding - diluted(a)	687,961,518	744,099,186
Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$1.75	$0.03
Income from discontinued operations	$—	$—
Income (loss) attributable to AIG common shareholders	$1.75	$0.03
Diluted:
Income (loss) from continuing operations	$1.74	$0.03
Income from discontinued operations	$—	$—
Income (loss) attributable to AIG common shareholders	$1.74	$0.03
(a)Potential dilutive common shares include our share-based employee compensation plans. The number of potential common shares excluded from diluted shares outstanding was 0.1 million and 4.5 million for the three months ended March 31, 2024 and 2023, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.
For information regarding our repurchases of AIG Common Stock, see Note 16.

AIG | First Quarter 2024 Form 10-Q	63

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 18. Income Taxes

18. Income Taxes
U.S. TAX LAW CHANGES
The Inflation Reduction Act of 2022 (H.R. 5376) includes a 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period. Although the U.S. Treasury and Internal Revenue Service (IRS) issued interim CAMT guidance during 2023, many details and specifics of application of the CAMT remain subject to future guidance. We expect to be subject to CAMT in 2024.
BASIS OF PRESENTATION
We file a consolidated U.S. federal income tax return with our eligible U.S. subsidiaries. Income earned by subsidiaries operating outside the U.S. is taxed, and income tax expense is recorded, based on applicable U.S. and foreign laws.
Following the initial public offering of Corebridge on September 19, 2022, AIG’s remaining ownership in Corebridge decreased below 80 percent, resulting in tax deconsolidation of Corebridge parent and its subsidiaries from the AIG consolidated U.S. federal income tax group as well as certain state and local jurisdictions where unitary returns are filed.
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

64	AIG | First Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 18. Income Taxes

INTERIM TAX EXPENSE (BENEFIT)
For the three months ended March 31, 2024, the effective tax rate on income from continuing operations was 22.0 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, U.S. federal and foreign valuation allowance changes, and state and local income taxes, partially offset by tax benefits related to tax exempt income and excess tax benefits related to share-based compensation payments recorded through the income statement. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the three months ended March 31, 2023, the effective tax rate on loss from continuing operations was 62.3 percent. The effective tax rate on loss from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with tax exempt income, excess tax benefits related to share based compensation payments recorded through the income statement, tax adjustments related to prior year returns and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities. These tax benefits were partially offset by tax charges associated with the effect of foreign operations, U.S. federal valuation allowance changes and state and local income taxes. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
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
During the first quarter, taxable income projections were updated to reflect the latest projections of income for our insurance and non-insurance companies, and projections of taxable income generated from prudent and feasible tax planning strategies. Given there is a shorter carryforward period to utilize remaining net operating losses, we continue to consider multiple data points and stresses. Additionally, recent events, including changes in target interest rates by the Board of Governors of the Federal Reserve System, and significant market volatility, continue to impact actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the net operating losses and foreign tax credit carryforwards, we have considered forecasts of future income for each of our businesses, including assumptions about future macroeconomic and AIG-specific conditions and events, and any impact these conditions and events may have on our prudent and feasible tax planning strategies. We also subjected the forecasts to a variety of stresses of key assumptions and evaluated the effect on tax attribute utilization.
The 2022 tax deconsolidation of Corebridge from the AIG consolidated U.S. federal income tax group resulted in the formation of new federal tax filing groups requiring separate deferred tax asset realizability assessments.
To the extent that the valuation allowance is attributed to changes in forecast of current year taxable income, the impact is included in our estimated annualized effective tax rate. A valuation allowance related to changes in forecasts of income in future periods as well as other items not related to the current year is recorded discretely.
After factoring in multiple data points and assessing the relative weight of all positive and negative evidence, we concluded that valuation allowance of $300 million should remain on a portion of AIG's U.S. federal consolidated income tax group tax attribute carryforwards that are not more likely than not to be realized. Accordingly, during the three months ended March 31, 2024, we recorded no change in valuation allowance.
As of March 31, 2024, we reported a valuation allowance of $177 million related to Corebridge. The valuation allowance at Corebridge relates to a portion of both tax attribute carryforwards and certain other deferred tax assets of the Corebridge non-life insurance group that are not more-likely-than-not to be realized. For the three months ended March 31, 2024, Corebridge recorded a $15 million increase in valuation allowance.

AIG | First Quarter 2024 Form 10-Q	65

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 18. Income Taxes

For the three months ended March 31, 2024, recent changes in market conditions, including changes in interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of both our U.S. life insurance and non-life insurance companies, resulting in an increase to deferred tax assets related to net unrealized tax capital losses. The deferred tax assets relate to the unrealized tax capital losses for which the carryforward period has not yet begun, and as such, when assessing recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of March 31, 2024, based on all available evidence, we concluded that a valuation allowance of $1.8 billion is necessary on a portion of the deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized. Of the total valuation allowance, $1.2 billion relates to the unrealized tax capital losses in the U.S. Life Insurance Companies' available for sale securities portfolio and $561 million relates to the unrealized tax capital losses in the non-life insurance companies' available for sale securities portfolio. For the three months ended March 31, 2024, we recorded an increase in valuation allowance of $194 million associated with the unrealized tax capital losses in the U.S. Life Insurance Companies’ available for sale securities portfolio and $11 million associated with the unrealized tax capital losses in the non-life insurance companies’ available for sale securities portfolio. The valuation allowance increase was primarily allocated to other comprehensive income.
For the three months ended March 31, 2024, we recognized a net $3 million decrease in deferred tax asset valuation allowance associated with certain foreign jurisdictions.
TAX EXAMINATIONS
We are currently under examination by the IRS for the tax years 2011 through 2019, and are engaging in the Appeals process for certain disagreed issues related to tax years 2007 through 2010.
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
At both March 31, 2024 and December 31, 2023, our unrecognized tax benefits, excluding interest and penalties, were $1.4 billion. At both March 31, 2024 and December 31, 2023, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.4 billion. Unrecognized tax benefits that would not affect the effective tax rate generally relate to such factors as the timing, rather than the permissibility of the deduction.
Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At both March 31, 2024 and December 31, 2023, we had accrued liabilities of $52 million, for the payment of interest (net of the federal benefit) and penalties. For the three months ended March 31, 2024 and March 31, 2023, we accrued benefit of $0 million and $7 million, respectively, for the payment of interest and penalties.
Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

66	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

Glossary and Acronyms of Selected Insurance Terms and References
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.
American International Group, Inc. (AIG) has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 (the 2023 Annual Report) to assist readers seeking additional information related to a particular subject.
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

AIG | First Quarter 2024 Form 10-Q	67

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
–Part I, Item 2. MD&A of this Quarterly Report on Form 10‑Q; and
–Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of the 2023 Annual Report.
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

68	AIG | First Quarter 2024 Form 10-Q

AIG | First Quarter 2024 Form 10-Q	69

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
Adjusted after-tax income attributable to AIG common shareholders is derived by excluding the tax effected adjusted pre-tax income (APTI) adjustments described below, dividends on preferred stock and preferred stock redemption premiums, noncontrolling interest on net realized gains (losses), other non-operating expenses and the following tax items from net income attributable to AIG:
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

70	AIG | First Quarter 2024 Form 10-Q

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
–Accident year loss and accident year combined ratios, as adjusted (Accident year loss ratio, ex-CATs and Accident year combined ratio, ex-CATs): both the accident year loss and accident year combined ratios, as adjusted, exclude catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting. Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil disorders that exceed the $10 million threshold. We believe that as adjusted ratios are meaningful measures of our underwriting results on an ongoing basis as they exclude catastrophes and the impact of reserve discounting which are outside of management’s control. We also exclude prior year development to provide transparency related to current accident year results.
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
Results from discontinued operations are excluded from all of these measures.

AIG | First Quarter 2024 Form 10-Q	71

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
For a complete discussion of our critical accounting estimates, see Part II, Item 7. MD&A – Critical Accounting Estimates in the 2023 Annual Report.

72	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Executive Summary

Executive Summary
OVERVIEW
This overview of the MD&A highlights selected information and may not contain all of the information that is important to current or potential investors in our securities. You should read this Quarterly Report on Form 10-Q, together with the 2023 Annual Report, in their entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.
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
For additional information on our business segments, see Note 3 to the Condensed Consolidated Financial Statements, and for information regarding the separation of Life and Retirement and AIG Life Limited (AIG Life), see Note 1 to the Condensed Consolidated Financial Statements.
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

Life and Retirement is a unique franchise that brings together a broad portfolio of life insurance, retirement and institutional products offered through an extensive, multi-channel distribution network. It holds long-standing, leading market positions in many of the markets it serves in the U.S. With its strong capital position, customer-focused service, breadth of product expertise and deep distribution relationships across multiple channels, Life and Retirement is well positioned to serve growing market needs.

General Insurance includes the following major operating companies: National Union Fire Insurance Company of Pittsburgh, Pa. (National Union); American Home Assurance Company (American Home); Lexington Insurance Company (Lexington); AIG General Insurance Company, Ltd.; AIG Asia Pacific Insurance, Pte, Ltd.; AIG Europe S.A.; American International Group UK Ltd.; Talbot Underwriting Ltd. (Talbot); Western World Insurance Company and Glatfelter Insurance Group (Glatfelter).

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

AIG | First Quarter 2024 Form 10-Q	73

ITEM 2 | Executive Summary
REGULATORY, INDUSTRY AND ECONOMIC FACTORS
Regulatory Environment
Our operations around the world are subject to regulation by many different types of regulatory authorities, including insurance, securities, derivatives and investment advisory in the United States and abroad. The insurance and financial services industries are generally subject to close regulatory scrutiny and supervision.
On March 6, 2024, the U.S. Securities and Exchange Commission (SEC) adopted its climate-related disclosure rules, which require registrants to provide detailed climate-related disclosures in registration statements and periodic reports. We are evaluating the potential impacts of these new requirements at this time, including in connection with ongoing litigation challenging such requirements and the SEC's stay of the requirements pending judicial review. However, if these requirements are implemented following the completion of judicial review, they may significantly increase the complexity of AIG’s periodic reporting as a U.S. public company.
In the European Union, the EU Digital Operational Resilience Act (DORA) will require covered entities, including insurance intermediaries, reinsurance intermediaries and ancillary insurance intermediaries, other than micro-, small, or medium enterprises, to comply with a wide range of organizational and technical requirements to identify, manage and mitigate operational risk arising from use of network and information systems and, in particular, the use of third party ICT service providers. Covered entities will be required to comply with DORA by January 2025.
On April 25, 2024, the Department of Labor (DOL) published a final rule in the Federal Register updating the definition for when a person is an “investment advice fiduciary” for purposes of transactions with ERISA qualified plans, related plan participants and IRAs. The DOL also published changes with respect to existing prohibited transactions exemptions (PTEs) relating to such advice, including PTE 84-24 and PTE 2020-02. The rule is effective September 23, 2024 and includes a one-year transition period thereafter for certain requirements. We are evaluating the potential impact of the DOL’s rule to our business.
Our insurance subsidiaries are subject to regulation and supervision by the states and jurisdictions in which they do business. We expect that the domestic and international regulations applicable to us and our regulated entities will continue to evolve for the foreseeable future.
For information regarding our regulation and supervision by different regulatory authorities in the United States and abroad, see Part I, Item 1. Business – Regulation and Part I, Item 1A. Risk Factors – Regulation in the 2023 Annual Report.
Impact of Changes in the Interest Rate Environment and Equity Markets
Certain key U.S. benchmark rates continued to rise during the first three months of 2024 as markets reacted to heightened inflation measures, geopolitical risk, and the Board of Governors of the Federal Reserve System implementing multiple increases to short term interest rates. The yield pick of new investments over sales, maturities and paydowns and redemptions, excluding Fortitude Re, averaged 150 basis points during the first three months of 2024. This combined with resetting of coupon rates on floating rate securities and loans has improved the overall portfolio yields. However, the key benchmark rates remain highly volatile. We actively manage our exposure to the interest rate environment through portfolio construction and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities, but we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities.
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

74	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Executive Summary
Alternative investments include private equity funds which are generally reported on a one-quarter lag. Accordingly, changes in valuations driven by equity market conditions during the first quarter of 2024 may impact the private equity investments in the alternative investments portfolio in the second quarter of 2024.
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
Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 52 percent were crediting at the contractual minimum guaranteed interest rate as of March 31, 2024. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent were 49 percent and 50 percent as of March 31, 2024 and December 31, 2023, respectively. In the universal life products in our Life Insurance business, 59 percent and 59 percent of the account values were crediting at the contractual minimum guaranteed interest rate as of March 31, 2024 and December 31, 2023, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning.
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

AIG | First Quarter 2024 Form 10-Q	75

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
General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

Three Months Ended March 31,
Rate for 1 USD	2024	2023	Percentage Change
Currency:
GBP	0.79	0.82	(4)%
EUR	0.92	0.94	(2)%
JPY	146.61	132.82	10%
Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three months ended March 31, 2024 and 2023. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.
For information regarding the critical accounting estimates that affect our results of operations, see Critical Accounting Estimates above and Part II, Item 7. MD&A – Critical Accounting Estimates in the 2023 Annual Report.
The following table presents our consolidated results of operations and other key financial metrics:

Three Months Ended March 31,			Percentage Change
(in millions)	2024	2023
Revenues:
Premiums	$8,167	$8,481	(4)%
Policy fees	714	698	2
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	3,535	3,087	15
Net investment income - Fortitude Re funds withheld assets	369	446	(17)
Total net investment income	3,904	3,533	11
Net realized gains (losses):
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(258)	(713)	64
Net realized losses on Fortitude Re funds withheld assets	(179)	(31)	(477)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	13	(1,165)	NM
Total net realized losses	(424)	(1,909)	78
Other income	217	181	20
Total revenues	12,578	10,984	15
Benefits, losses and expenses:
Policyholder benefits and losses incurred (including remeasurement losses of $100 and $64 for the three months ended March 31, 2024, and 2023, respectively)	6,320	6,397	(1)
Change in the fair value of market risk benefits, net	(369)	196	NM
Interest credited to policyholder account balances	1,204	1,040	16
Amortization of deferred policy acquisition costs	1,104	1,293	(15)
General operating and other expenses	2,014	1,980	2

76	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Three Months Ended March 31,			Percentage Change
(in millions)	2024	2023
Interest expense	260	307	(15)
Net (gain) loss on divestitures and other	(6)	2	NM
Total benefits, losses and expenses	10,527	11,215	(6)
Income (loss) from continuing operations before income tax expense (benefit)	2,051	(231)	NM
Income tax expense (benefit)	451	(144)	NM
Income (loss) from continuing operations	1,600	(87)	NM
Income (loss) from discontinued operations, net of income taxes	—	—	NM
Net income (loss)	1,600	(87)	NM
Less: Net income (loss) attributable to noncontrolling interests	384	(117)	NM
Net income attributable to AIG	1,216	30	NM
Less: Dividends on preferred stock and preferred stock redemption premiums	22	7	214
Net income attributable to AIG common shareholders	$1,194	$23	NM	%

(in millions, except per common share data)	March 31, 2024	December 31, 2023
Balance sheet data:
Total assets	$544,121	$539,306
Short-term and long-term debt	19,318	19,796
Debt of consolidated investment entities	2,617	2,591
Total AIG shareholders’ equity	43,385	45,351
Book value per common share	64.66	65.14
Adjusted book value per common share	77.79	76.65
NET INCOME (LOSS) ATTRIBUTABLE TO AIG COMMON SHAREHOLDERS
Three Months Ended March 31, 2024 and 2023 Comparison
Net income (loss) attributable to AIG common shareholders increased $1.2 billion due to the following, on a pre-tax basis:
•an increase in Net realized gains on Fortitude Re funds withheld embedded derivative of $1.2 billion driven by interest rate movement partially offset by higher Net realized losses on Fortitude Re funds withheld assets of $148 million;
•an increase in Net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $455 million, driven by a $608 million increase in derivative and hedge activity and gains on Index-linked interest credited embedded derivatives, net of related hedges, partially offset by foreign exchange losses of $100 million;
•an increase in Net investment income of $371 million primarily driven by higher income on available for sale fixed maturity securities of $373 million and an increase in interest income on mortgages and other loans of $80 million, partially offset by a decrease in the fair value of fixed maturity securities where we elected the fair value option of $55 million and lower returns on our alternative investments of $66 million;
•an increase in Change in the fair value of market risk benefits, net of $565 million primarily driven by interest rate movement and equity market movements; and
•an increase in underwriting income in General Insurance of $94 million, reflecting lower catastrophe losses and improvement in the accident year loss ratio, primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions partially offset by lower net favorable prior year reserve development.
The increase in Net income (loss) attributable to AIG common shareholders was partially offset by the following, on a pre-tax basis:
•an increase in income attributable to noncontrolling interest of $501 million primarily driven by the increase in the noncontrolling interest on Corebridge as a result of an increase in net income at Corebridge compared to 2023 and lower ownership by AIG of Corebridge common stock.
The $595 million increase in income tax expense was primarily attributable to higher income from continuing operations.
INCOME TAX EXPENSE ANALYSIS
For the three months ended March 31, 2024 and 2023, the effective tax rate on income (loss) from continuing operations was 22.0 percent and 62.3 percent, respectively.
For additional information, see Note 18 to the Condensed Consolidated Financial Statements.

AIG | First Quarter 2024 Form 10-Q	77

ITEM 2 | Consolidated Results of Operations

NON-GAAP RECONCILIATIONS
The following table presents a reconciliation of Book value per common share to Adjusted book value per common share, which is a non-GAAP measure. For additional information, see Use of Non-GAAP Measures.

	March 31,	December 31,
(in millions, except per common share data)	2024	2023
Total AIG shareholders' equity	$43,385	$45,351
Preferred equity	—	485
Total AIG common shareholders' equity	43,385	44,866
Less: Deferred tax assets	4,153	4,313
Less: Accumulated other comprehensive income (loss)	(14,869)	(14,037)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(1,904)	(1,791)
Subtotal: AOCI plus cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(12,965)	(12,246)
Adjusted common shareholders' equity	$52,197	$52,799

Total common shares outstanding	671.0	688.8

Book value per common share	$64.66	$65.14
Adjusted book value per common share	77.79	76.65
The following table presents a reconciliation of Return on common equity to Adjusted return on common equity, which is a non-GAAP measure. For additional information, see Use of Non-GAAP Measures.

	Three Months Ended March 31,		Year Ended December 31,
(dollars in millions)	2024	2023	2023
Actual or annualized net income (loss) attributable to AIG common shareholders	$4,776	$92	$3,614
Actual or annualized adjusted after-tax income attributable to AIG common shareholders	4,864	4,844	4,921

Average AIG common shareholders' equity	$44,126	$41,659	$41,930
Less: Average DTA	4,233	4,531	4,322
Less: Average AOCI	(14,453)	(20,973)	(19,499)
Add: Average cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(1,848)	(2,640)	(2,475)
Subtotal: AOCI plus cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(12,605)	(18,333)	(17,024)
Average adjusted AIG common shareholders' equity	$52,498	$55,461	$54,632
Return on common equity	10.8%	0.2%	8.6%
Adjusted return on common equity	9.3%	8.7%	9.0%
The following table presents a reconciliation of revenues to adjusted revenues:

Three Months Ended March 31,
(in millions)	2024	2023
Revenues	$12,578	$10,984
Changes in fair value of securities used to hedge guaranteed living benefits	(17)	(13)
Changes in the fair value of equity securities	(99)	(51)
Other (income) expense - net	(7)	7
Net investment income on Fortitude Re funds withheld assets	(369)	(446)
Net realized losses on Fortitude Re funds withheld assets	179	31
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	(13)	1,165
Net realized losses(a)	313	772
Non-operating litigation reserves and settlements	—	(1)
Net impact from elimination of international reporting lag(b)	—	(4)
Adjusted revenues	$12,565	$12,444
(a)Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.
(b)For additional information, see Note 1 to the Consolidated Financial Statements in the 2023 Annual Report.

78	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income (loss)/net income (loss) attributable to AIG to adjusted pre-tax income (loss)/adjusted after-tax income (loss) attributable to AIG:

Three Months Ended March 31,	2024				2023
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(d)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(d)	After Tax
Pre-tax income (loss)/net income (loss), including noncontrolling interests	$2,051	$451	$—	$1,600	$(231)	$(144)	$—	$(87)
Noncontrolling interests			(384)	(384)			117	117
Pre-tax income (loss)/net income attributable to AIG	$2,051	$451	$(384)	$1,216	$(231)	$(144)	$117	$30
Dividends on preferred stock and preferred stock redemption premiums				22				7
Net income attributable to AIG common shareholders				$1,194				$23
Changes in uncertain tax positions and other tax adjustments		14	—	(14)		22	—	(22)
Deferred income tax valuation allowance charges		(12)	—	12		(19)	—	19
Changes in fair value of securities used to hedge guaranteed living benefits	2	—	—	2	3	1	—	2
Change in the fair value of market risk benefits, net(a)	(369)	(78)	—	(291)	196	41	—	155
Changes in benefit reserves related to net realized gains (losses)	(2)	—	—	(2)	(6)	(1)	—	(5)
Changes in the fair value of equity securities	(99)	(21)	—	(78)	(51)	(11)	—	(40)
Loss on extinguishment of debt and preferred stock redemption premiums	—	—	—	15	—	—	—	—
Net investment income on Fortitude Re funds withheld assets	(369)	(77)	—	(292)	(446)	(94)	—	(352)
Net realized losses on Fortitude Re funds withheld assets	179	38	—	141	31	7	—	24
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	(13)	(3)	—	(10)	1,165	245	—	920
Net realized losses(b)	307	60	—	247	766	208	—	558
Net loss (gain) on divestitures and other	(6)	(1)	—	(5)	2	—	—	2
Non-operating litigation reserves and settlements	—	—	—	—	(1)	—	—	(1)
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	2	—	—	2	(19)	(4)	—	(15)
Net loss reserve discount (benefit) charge	76	16	—	60	64	13	—	51
Integration and transaction costs associated with acquiring or divesting businesses	64	13	—	51	52	11	—	41
Restructuring and other costs	114	24	—	90	117	25	—	92
Non-recurring costs related to regulatory or accounting changes	4	1	—	3	13	3	—	10
Net impact from elimination of international reporting lag(c)	—	—	—	—	(12)	(3)	—	(9)
Noncontrolling interests(d)			91	91			(242)	(242)
Adjusted pre-tax income (loss)/Adjusted after-tax income (loss) attributable to AIG common shareholders	$1,941	$425	$(293)	$1,216	$1,643	$300	$(125)	$1,211
Weighted average diluted shares outstanding				688.0				744.1
Income per common share attributable to AIG common shareholders (diluted)				$1.74				$0.03
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)				$1.77				$1.63
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
(c)For additional information, see Note 1 to the Consolidated Financial Statements in the 2023 Annual Report.
(d)Includes the portion of equity interest of non-operating income of Corebridge and consolidated investment entities that AIG does not own.
PRE-TAX INCOME (LOSS) COMPARISON
Three Months Ended March 31, 2024 and 2023 Comparison
Pre-tax income (loss) was $2.1 billion and $(231) million in the three months ended March 31, 2024 and 2023, respectively.
For the main drivers impacting AIG’s results of operations, see – Net Income (Loss) Attributable to AIG Common Shareholders above.
ADJUSTED PRE-TAX INCOME (LOSS) COMPARISON
Three Months Ended March 31, 2024 and 2023 Comparison
Adjusted pre-tax income (loss) was $1.9 billion and $1.6 billion in the three months ended March 31, 2024 and 2023, respectively.
For the main drivers impacting AIG’s adjusted pre-tax income (loss), see Business Segment Operations.

AIG | First Quarter 2024 Form 10-Q	79

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

Three Months Ended March 31,
(in millions)	2024	2023
General Insurance
North America - Underwriting income	$224	$299
International - Underwriting income	372	203
Net investment income	762	746
General Insurance	1,358	1,248
Life and Retirement
Individual Retirement	622	533
Group Retirement	199	187
Life Insurance	58	82
Institutional Markets	112	84
Life and Retirement	991	886
Other Operations
Other Operations before consolidation and eliminations	(438)	(434)
Consolidation and eliminations	30	(57)
Other Operations	(408)	(491)
Adjusted pre-tax income	$1,941	$1,643

80	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

General Insurance
General Insurance is managed by our geographic markets of North America and International. Our global presence is underpinned by our multinational capabilities to provide Commercial Lines and Personal Insurance products within these geographic markets.
PRODUCTS AND DISTRIBUTION

North America consists of insurance businesses in the United States, Canada and Bermuda.
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
Specialty: Products include marine, energy-related property insurance products, aviation, political risk, trade credit, trade finance and portfolio solutions.
On July 3, 2023, AIG completed the sale of Crop Risk Services, Inc. (CRS) to American Financial Group, Inc. and in substance, AIG exited the crop business. For periods prior to the sale of CRS, the underwriting results are included in adjusted pre-tax income of General Insurance – North America.
On November 1, 2023, AIG completed the sale of Validus Reinsurance, Ltd. (Validus Re), including AlphaCat Managers Ltd. and Talbot Treaty reinsurance business to RenaissanceRe Holdings Ltd. (RenaissanceRe). For periods prior to the sale of Validus Re, the underwriting results are included in adjusted pre-tax income of General Insurance – North America.
For additional information, see Note 1 to the Consolidated Financial Statements in the 2023 Annual Report.
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

AIG | First Quarter 2024 Form 10-Q	81

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

INDUSTRY AND ECONOMIC FACTORS
The results of General Insurance for the three months ended March 31, 2024 reflect continued strong performance from our Commercial Lines portfolio and focused execution on our portfolio management strategies within Personal Insurance. Across our North America and International Commercial Lines of business we have seen increased demand for our insurance products with continued positive rate change and improvement in terms and conditions. We continue to monitor the impact of inflation, ongoing labor force and supply chain disruptions and volatile commodity prices, among other factors, on rate adequacy and loss cost trends. Similarly, we are monitoring the responsive monetary policy actions taken or anticipated to be taken by central banks, to curb inflation and the corresponding impact on market interest rates.

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

82	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

Personal Insurance growth prospects are supported by the need for full life cycle products and coverage, increases in personal wealth accumulation, and awareness of insurance protection and risk management. We compete in the high net worth market, accident and health insurance, travel insurance, and warranty services.

General Insurance – International
We are continuing to pursue growth in our most profitable lines of business and diversify our portfolio across all regions by expanding key business lines while remaining a market leader in key developed and developing markets. Overall, Commercial Lines continue to show positive rate change, particularly in our Property and Casualty portfolios and across international markets where market events or withdrawal of capability and capacity have favorably impacted pricing. We are maintaining our underwriting discipline, reducing gross and net limits where appropriate, utilizing reinsurance to reduce volatility, as well as continuing our risk selection strategy to improve profitability.
Personal Insurance focuses on individual customers, as well as group and corporate clients. Although market competition within Personal Insurance has increased, we continue to benefit from the underwriting quality and portfolio diversity.

GENERAL INSURANCE RESULTS

Three Months Ended March 31,
(in millions)	2024	2023	Change
Underwriting results:
Net premiums written	$4,512	$6,965	(35)%
(Increase) decrease in unearned premiums	1,274	(706)	NM
Net premiums earned	5,786	6,259	(8)
Losses and loss adjustment expenses incurred(a)	3,353	3,752	(11)
Acquisition expenses:
Amortization of deferred policy acquisition costs	828	912	(9)
Other acquisition expenses	275	316	(13)
Total acquisition expenses	1,103	1,228	(10)
General operating expenses	734	777	(6)
Underwriting income	596	502	19
Net investment income	762	746	2
Adjusted pre-tax income	$1,358	$1,248	9%
Loss ratio(a)	58.0	59.9	(1.9)
Acquisition ratio	19.1	19.6	(0.5)
General operating expense ratio	12.7	12.4	0.3
Expense ratio	31.8	32.0	(0.2)
Combined ratio(a)	89.8	91.9	(2.1)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(1.9)	(4.2)	2.3
Prior year development, net of reinsurance and prior year premiums	0.5	1.0	(0.5)
Accident year loss ratio, as adjusted	56.6	56.7	(0.1)
Accident year combined ratio, as adjusted	88.4	88.7	(0.3)
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

AIG | First Quarter 2024 Form 10-Q	83

ITEM 2 | Business Segment Operations | General Insurance

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

Three Months Ended March 31,			Percentage Change in
(in millions)	2024	2023	U.S. dollars	Original Currency
North America	$1,334	$3,680	(64)%	(64)%
International	3,178	3,285	(3)	(2)
Total net premiums written	$4,512	$6,965	(35)%	(35)%
The following tables present General Insurance accident year catastrophes(a) by geography and number of events:

(dollars in millions)	# of Events	North America	International	Total
Three Months Ended March 31, 2024
Windstorms and hailstorms	3	$42	$—	$42
Winter storms	2	50	—	50
Earthquakes	1	—	15	15
Reinstatement premiums		—	(1)	(1)
Total catastrophe-related charges	6	$92	$14	$106
Three Months Ended March 31, 2023
Flooding, rainstorms and other	1	$10	$77	$87
Windstorms and hailstorms	5	67	39	106
Winter storms	2	25	22	47
Earthquakes	1	15	10	25
Reinstatement premiums		(1)	—	(1)
Total catastrophe-related charges	9	$116	$148	$264
(a)Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil unrest that exceed the $10 million threshold.

84	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

NORTH AMERICA RESULTS

Three Months Ended March 31,
(in millions)	2024	2023	Change
Underwriting results:
Net premiums written	$1,334	$3,680	(64)%
(Increase) decrease in unearned premiums	1,168	(700)	NM
Net premiums earned	2,502	2,980	(16)
Losses and loss adjustment expenses incurred(a)	1,572	1,808	(13)
Acquisition expenses:
Amortization of deferred policy acquisition costs	340	410	(17)
Other acquisition expenses	97	146	(34)
Total acquisition expenses	437	556	(21)
General operating expenses	269	317	(15)
Underwriting income	$224	$299	(25)%
Loss ratio(a)	62.8	60.7	2.1
Acquisition ratio	17.5	18.7	(1.2)
General operating expense ratio	10.8	10.6	0.2
Expense ratio	28.3	29.3	(1.0)
Combined ratio(a)	91.1	90.0	1.1
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(3.6)	(3.9)	0.3
Prior year development, net of reinsurance and prior year premiums	0.9	2.6	(1.7)
Accident year loss ratio, as adjusted	60.1	59.4	0.7
Accident year combined ratio, as adjusted	88.4	88.7	(0.3)
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
Business and Financial Highlights
Net Premiums Written Comparison for the Three Months Ended March 31, 2024 and 2023
Net premiums written decreased by $2.3 billion due to the decline in Commercial Lines ($2.3 billion), driven by the sales of AIG Re and CRS.
Underwriting Income (Loss) Comparison for the Three Months Ended March 31, 2024 and 2023
Underwriting income decreased by $75 million primarily due to:
•lower net favorable prior year development (1.7 points or $58 million), primarily as a result of favorable development in Casualty recognized in 2023; and
•the impact of sales of AIG Re and CRS on accident year results
This decrease was partially offset by:
•a lower expense ratio of 1.0 points reflecting a lower acquisition ratio (1.2 points) primarily driven by changes in business mix and the sale of AIG Re, improved commission terms and reinsurance program changes, partially offset by an increase in general operating expense ratio (0.2 points); and
•lower catastrophe losses (0.3 points or $24 million).

AIG | First Quarter 2024 Form 10-Q	85

ITEM 2 | Business Segment Operations | General Insurance

INTERNATIONAL RESULTS

Three Months Ended March 31,
(in millions)	2024	2023	Change
Underwriting results:
Net premiums written	$3,178	$3,285	(3)%
(Increase) decrease in unearned premiums	106	(6)	NM
Net premiums earned	3,284	3,279	—
Losses and loss adjustment expenses incurred	1,781	1,944	(8)
Acquisition expenses:
Amortization of deferred policy acquisition costs	488	502	(3)
Other acquisition expenses	178	170	5
Total acquisition expenses	666	672	(1)
General operating expenses	465	460	1
Underwriting income	$372	$203	83%
Loss ratio	54.2	59.3	(5.1)
Acquisition ratio	20.3	20.5	(0.2)
General operating expense ratio	14.2	14.0	0.2
Expense ratio	34.5	34.5	—
Combined ratio	88.7	93.8	(5.1)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(0.4)	(4.5)	4.1
Prior year development, net of reinsurance and prior year premiums	0.1	(0.6)	0.7
Accident year loss ratio, as adjusted	53.9	54.2	(0.3)
Accident year combined ratio, as adjusted	88.4	88.7	(0.3)
Business and Financial Highlights
Net Premiums Written Comparison for the Three Months Ended March 31, 2024 and 2023
Net premiums written, excluding the impact of foreign exchange ($50 million), decreased by $57 million primarily due to the decline in Commercial Lines ($64 million) resulting from the sale of AIG Re and lower production in Specialty and Financial Lines, partially offset by increases in Casualty and Property.
Underwriting Income (Loss) Comparison for the Three Months Ended March 31, 2024 and 2023
Underwriting income increased by $169 million primarily due to:
•lower catastrophe losses (4.1 points or $134 million);
•net favorable prior year reserve development of $5 million in 2024 compared to net adverse prior year reserve development in 2023 of $21 million (0.7 points or $26 million), primarily as a result of unfavorable development in Property and Specialty recognized in 2023; and
•improvement in the accident year loss ratio, as adjusted (0.3 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions.
Expense ratio remained flat reflecting an increase in the general operating expense ratio (0.2 points), partially offset by a lower acquisition ratio (0.2 points) primarily driven by changes in business mix and improved commission terms.

86	AIG | First Quarter 2024 Form 10-Q

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

Group Retirement: Known in the marketplace as Corebridge Retirement Services. Services and products consist of recordkeeping, plan administration and compliance services, financial planning and advisory solutions offered to employer-defined contribution plan participants, along with proprietary and limited non-proprietary annuities and advisory and brokerage products offered outside of plans.

Retirement Services offers its products and services through VALIC and its subsidiaries, VALIC Financial Advisors, Inc. and VALIC Retirement Services Company.
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

Life Insurance: In the U.S., products primarily include term life and universal life insurance distributed through independent marketing organizations, independent insurance agents, financial advisors and direct marketing. Corebridge previously announced agreements to sell Laya Healthcare Limited (Laya) and AIG Life. The sale of Laya closed on October 31, 2023 and the AIG Life sale closed on April 8, 2024.

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

AIG | First Quarter 2024 Form 10-Q	87

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

88	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

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

Group Retirement
Group Retirement competes in the defined contribution market under the Retirement Services brand. Retirement Services is a leading retirement plan provider in the U.S. for K-12 schools and school districts, higher education, healthcare, government and other not-for-profit institutions. The defined contribution market is a highly efficient and competitive market that requires support for both plan sponsors and individual participants. To meet this challenge, Retirement Services is investing in a client-focused technology platform to support improved compliance and self-service functionality. Retirement Services’ model pairs self-service tools with its employee financial advisors who provide individual plan participants with enrollment support and comprehensive financial planning services.
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

For additional information on the separation of Life and Retirement, see Part I, Item 1A. Risk Factors – Business and Operations – “No assurances can be given that the separation of our Life and Retirement business will be completed or as to the specific terms or timing thereof. In addition, we may not achieve the expected benefits of the separation and will have continuing equity market exposure to Corebridge until we fully divest our stake” in the 2023 Annual Report and Note 1 to the Condensed Consolidated Financial Statements.
For additional information on the impact of market interest rate movement on our Life and Retirement business, see Executive Summary – Regulatory, Industry and Economic Factors – Impact of Changes in the Interest Rate Environment and Equity Markets.

AIG | First Quarter 2024 Form 10-Q	89

ITEM 2 | Business Segment Operations | Life and Retirement

LIFE AND RETIREMENT RESULTS

Three Months Ended March 31,
(in millions)	2024	2023	Change
Adjusted revenues:
Premiums	$2,362	$2,201	7%
Policy fees	714	698	2
Net investment income	2,645	2,277	16
Advisory fee and other income	200	195	3
Total adjusted revenues	5,921	5,371	10
Benefits and expenses:
Policyholder benefits	2,881	2,600	11
Interest credited to policyholder account balances	1,189	1,015	17
Amortization of deferred policy acquisition costs	276	259	7
Non deferrable insurance commissions	144	136	6
Advisory fee expenses	68	65	5
General operating expenses	372	407	(9)
Interest expense	—	3	NM
Total benefits and expenses	4,930	4,485	10
Adjusted pre-tax income	$991	$886	12%
Our insurance companies generate significant revenues from investment activities. As a result, the operating segments in Life and Retirement are significantly impacted by variances in net investment income on the asset portfolios that support insurance liabilities and surplus.
For additional information on our investment strategy, asset-liability management process and invested asset composition, see Investments.
INDIVIDUAL RETIREMENT RESULTS

Three Months Ended March 31,
(in millions)	2024	2023	Change
Adjusted revenues:
Premiums	$41	$78	(47)%
Policy fees	191	174	10
Net investment income	1,338	1,129	19
Advisory fee and other income	116	103	13
Total adjusted revenues	1,686	1,484	14
Benefits and expenses:
Policyholder benefits	36	65	(45)
Interest credited to policyholder account balances	639	519	23
Amortization of deferred policy acquisition costs	148	137	8
Non deferrable insurance commissions	90	86	5
Advisory fee expenses	35	34	3
General operating expenses	116	108	7
Interest expense	—	2	NM
Total benefits and expenses	1,064	951	12
Adjusted pre-tax income	$622	$533	17%
Fixed annuities base net investment spread:
Base yield*	5.33%	4.83%	50	bps
Cost of funds	3.18	2.82	36
Fixed annuities base net investment spread	2.15%	2.01%	14	bps
Variable and fixed index annuities base net investment spread:
Base yield*	4.91%	4.34%	57	bps
Cost of funds	2.20	1.74	46
Variable and fixed index annuities base net investment spread	2.71%	2.60%	11	bps
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

90	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement
Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for the Three Months Ended March 31, 2024 and 2023
Adjusted pre-tax income increased $89 million primarily due to higher net investment income, net of interest credited ($89 million) driven by higher base portfolio income, net of interest credited ($92 million) due to improved base yields and growth in invested assets driven by higher general account sales, partially offset by lower yield enhancement income ($2 million) and lower alternative investment income ($1 million).
INDIVIDUAL RETIREMENT GAAP PREMIUMS, PREMIUMS AND DEPOSITS, SURRENDERS AND NET FLOWS
Premiums and deposits is a non-GAAP financial measure that includes, in addition to direct and assumed premiums, deposits received on investment-type annuity contracts.
Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits.
The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2024	2023
Premiums	$41	$78
Deposits	4,822	4,807
Other	(2)	(2)
Premiums and deposits	$4,861	$4,883
The following table presents Individual Retirement premiums and deposits and net flows by product line:

Three Months Ended March 31,	Premiums and Deposits		Net Flows
(in millions)	2024	2023	2024	2023
Fixed annuities	$2,612	$2,248	$(211)	$(90)
Fixed index annuities	1,883	2,057	925	1,389
Variable annuities	366	578	(1,228)	(636)
Total	$4,861	$4,883	$(514)	$663
Premiums and Deposits and Net Flow Comparison for the Three Months Ended March 31, 2024 and 2023
Fixed Annuities Net outflows increased by $121 million over the prior year, primarily due to higher surrenders and withdrawals of ($686 million), partially offset by higher premiums and deposits of ($364 million) due to strong sales execution as interest rates rose and lower death benefits of ($201 million).
Fixed Index Annuities Net inflows decreased ($464 million) primarily due to lower premiums and deposits ($174 million), higher surrenders and withdrawals ($270 million) and higher death benefits ($20 million).
Variable Annuities Net outflows increased ($592 million) primarily due to lower premiums and deposits of ($212 million) due to market volatility, and higher surrenders and withdrawals of ($364 million) and higher death benefits of ($16 million).
The following table presents surrenders rates:

Three Months Ended March 31,	2024	2023
Fixed annuities	20.6%	15.1%
Fixed index annuities	8.0	6.7
Variable annuities	9.4	7.1

AIG | First Quarter 2024 Form 10-Q	91

ITEM 2 | Business Segment Operations | Life and Retirement
The following table presents account value for fixed annuities and variable and fixed index annuities by surrender charge category:

	March 31, 2024			December 31, 2023
(in millions)	Fixed Annuities	Fixed Index Annuities	Variable Annuities	Fixed Annuities	Fixed Index Annuities	Variable Annuities
No surrender charge	$20,884	$1,905	$31,352	$21,793	$1,727	$29,819
Greater than 0% - 2%	859	3,545	6,889	1,023	3,326	6,717
Greater than 2% - 4%	2,784	6,498	6,284	2,844	6,413	5,799
Greater than 4%	23,116	28,965	10,737	21,766	28,128	11,014
Non-surrenderable(a)	2,464	—	1,156	2,474	—	1,156
Total account value(b)	$50,107	$40,913	$56,418	$49,900	$39,594	$54,505
(a)The non-surrenderable portion of variable annuities relates to funding agreements.
(b)Includes payout immediate annuities and funding agreements.
Individual Retirement annuities are typically subject to a three- to ten-year surrender charge period, depending on the product. For fixed annuities, the proportion of account value subject to surrender charge at March 31, 2024 increased compared to December 31, 2023 primarily due to growth in the business. For fixed index annuities, the proportion of account value subject to surrender charge at March 31, 2024 was flat to December 31, 2023. The increase in the proportion of account value with no surrender charge for variable annuities as of March 31, 2024 compared to December 31, 2023 was principally due to normal aging of business.
GROUP RETIREMENT RESULTS

Three Months Ended March 31,
(in millions)	2024	2023	Change
Adjusted revenues:
Premiums	$5	$6	(17)%
Policy fees	107	100	7
Net investment income	494	500	(1)
Advisory fee and other income	83	77	8
Total adjusted revenues	689	683	1
Benefits and expenses:
Policyholder benefits	3	9	(67)
Interest credited to policyholder account balances	298	291	2
Amortization of deferred policy acquisition costs	21	21	—
Non deferrable insurance commissions	29	28	4
Advisory fee expenses	33	29	14
General operating expenses	106	117	(9)
Interest expense	—	1	NM
Total benefits and expenses	490	496	(1)
Adjusted pre-tax income	$199	$187	6%
Base net investment spread:
Base yield*	4.42%	4.22%	20	bps
Cost of funds	2.89	2.70	19
Base net investment spread	1.53%	1.52%	1	bps
*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

92	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement
Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for the Three Months Ended March 31, 2024 and 2023
Adjusted pre-tax income increased $12 million primarily due to:
•lower general operating expenses ($11 million); and
•higher policy and advisory fee income, net of advisory fee expenses ($9 million) due to higher average separate account, advisory, and mutual fund assets driven by improved equity market performance.
This increase was partially offset by:
•lower net investment income, net of interest credited ($13 million) primarily driven by lower yield enhancements and alternative investment income ($9 million).
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
The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits and net flows:

Three Months Ended March 31,
(in millions)	2024	2023
Premiums	$5	$6
Deposits	2,049	2,240
Premiums and deposits*	$2,054	$2,246
Net Flows	$(1,891)	$(819)
*Excludes client deposits into advisory and brokerage accounts of $730 million and $541 million for the three months ended March 31, 2024 and 2023, respectively.
Premiums and Deposits and Net Flow Comparison for the Three Months Ended March 31, 2024 and 2023
Net outflows were ($1.1 billion) higher compared to the prior year primarily due to higher surrenders and withdrawals ($862 million), lower premiums and deposits ($192 million) and lower death and payout annuity benefits ($18 million). Large plan acquisitions and surrenders resulted in lower net flows of ($459 million) compared to the prior year. Excluding large plan acquisitions and surrenders, net outflows were concentrated in products with higher contractual guaranteed minimum crediting rates.
The following table presents Group Retirement surrenders rates:

Three Months Ended March 31,	2024	2023
Surrender rates	13.6%	11.0%
The following table presents account value for Group Retirement annuities by surrender charge category:

(in millions)	March 31, 2024(a)	December 31, 2023(b)
No surrender charge(b)	$71,578	$70,500
Greater than 0% - 2%	1,274	1,251
Greater than 2% - 4%	1,629	1,698
Greater than 4%	6,197	5,757
Non-surrenderable	486	490
Total account value(c)	$81,164	$79,696
(a)Excludes mutual fund assets under administration of $29.5 billion and $27.8 billion at March 31, 2024 and December 31, 2023, respectively.
(b)Group Retirement amounts in this category include account values in the general account of approximately $4.0 billion and $4.1 billion at March 31, 2024 and December 31, 2023, respectively, which are subject to 20 percent annual withdrawal limitations at the participant level and account value in the general account of $5.2 billion and $5.3 billion at March 31, 2024 and December 31, 2023, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.
(c)Includes payout immediate annuities and funding agreements.

AIG | First Quarter 2024 Form 10-Q	93

ITEM 2 | Business Segment Operations | Life and Retirement
Group Retirement annuity deposits are typically subject to a four- to seven-year surrender charge period, depending on the product. At March 31, 2024, Group Retirement annuity account value with no surrender charge increased compared to December 31, 2023 primarily due to an increase in assets under management from higher equity markets partially offset by negative net flows.

LIFE INSURANCE RESULTS

Three Months Ended March 31,
(in millions)	2024	2023	Change
Adjusted revenues:
Premiums	$520	$542	(4)%
Policy fees	368	375	(2)
Net investment income	326	317	3
Other income	—	15	NM
Total adjusted revenues	1,214	1,249	(3)
Benefits and expenses:
Policyholder benefits	819	808	1
Interest credited to policyholder account balances	83	82	1
Amortization of deferred policy acquisition costs	104	99	5
Non deferrable insurance commissions	20	17	18
Advisory fee expenses	—	2	NM
General operating expenses	130	159	(18)
Total benefits and expenses	1,156	1,167	(1)
Adjusted pre-tax income	$58	$82	(29)%
Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for the Three Months Ended March 31, 2024 and 2023
Adjusted pre-tax income decreased $24 million primarily due to:
•higher policyholder benefits, net of premiums and fees ($40 million), primarily driven by one-time reinsurance adjustments; and
•lower other income ($15 million), primarily driven by the sale of Laya in October 2023.
This decrease was partially offset by:
•lower general operating expenses of $29 million primarily driven by the sale of Laya in October 2023 ($20 million). General other operating expenses excluding the impact from the sale of Laya decreased $9 million.
LIFE INSURANCE GAAP PREMIUMS AND PREMIUMS AND DEPOSITS
Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life and international life and health. Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.
Premiums and deposits, excluding the effect of foreign exchange, increased $4 million in the three months ended March 31, 2024 compared to the same period in 2023 due to growth in domestic traditional life premiums.
The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2024	2023
Premiums	$520	$542
Deposits	393	398
Other*	257	216
Premiums and deposits	$1,170	$1,156
*Other principally consists of adding back ceded premiums to reflect the gross premiums and deposits.

94	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

INSTITUTIONAL MARKETS RESULTS

Three Months Ended March 31,
(in millions)	2024	2023	Change
Adjusted revenues:
Premiums	$1,796	$1,575	14%
Policy fees	48	49	(2)
Net investment income	487	331	47
Other income	1	—	NM
Total adjusted revenues	2,332	1,955	19
Benefits and expenses:
Policyholder benefits	2,023	1,718	18
Interest credited to policyholder account balances	169	123	37
Amortization of deferred policy acquisition costs	3	2	50
Non deferrable insurance commissions	5	5	—
General operating expenses	20	23	(13)
Total benefits and expenses	2,220	1,871	19
Adjusted pre-tax income	$112	$84	33%
Business and Financial Highlights
Adjusted Pre-Tax Income (Loss) Comparison for the Three Months Ended March 31, 2024 and 2023
Adjusted pre-tax income increased $28 million primarily due to:
•higher premiums primarily on new pension risk transfer business ($221 million); and
•higher net investment income ($156 million) primarily driven by higher base portfolio income.
This increase was partially offset by:
•higher policyholder benefits (including interest accretion) primarily on new pension risk transfer business ($305 million); and
•higher interest credited on policyholder account balances, primarily related to the GIC business ($46 million).
INSTITUTIONAL MARKETS GAAP PREMIUMS AND PREMIUMS AND DEPOSITS
Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums increased $221 million in the three months ended March 31, 2024 compared to the same period in 2023 primarily driven by the transactional nature of the pension risk transfer business (direct and assumed reinsurance).
Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on investment-type annuity contracts. Deposits primarily include GICs, FHLB funding agreements and structured settlement annuities with no life contingencies.
Premiums and deposits increased $423 million in the three months ended March 31, 2024, compared to the same period in 2023 primarily due to higher premiums on pension risk transfer business and higher deposits on new GICs.
The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2024	2023
Premiums	$1,796	$1,575
Deposits	781	581
Other*	9	7
Premiums and deposits	$2,586	$2,163
*Other principally consists of adding back ceded premiums to reflect the gross premiums and deposits.

AIG | First Quarter 2024 Form 10-Q	95

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

OTHER OPERATIONS RESULTS

Three Months Ended March 31,
(in millions)	2024	2023	Change
Adjusted revenues:
Premiums	$18	$17	6%
Net investment income:
Interest and dividends	110	116	(5)
Alternative investments	(72)	20	NM
Other investment loss	(4)	(14)	71
Investment expenses	(10)	(10)	—
Total net investment income	24	112	(79)
Other income	15	3	400
Total adjusted revenues	57	132	(57)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	3	4	(25)
Acquisition expenses:
Amortization of deferred policy acquisition costs	—	—	NM
Other acquisition expenses	(2)	(1)	(100)
Total acquisition expenses	(2)	(1)	(100)
General operating expenses:
Corporate and Other	224	238	(6)
Asset Management	13	7	86
Amortization of intangible assets	4	10	(60)
Total General operating expenses	241	255	(5)
Interest expense:
Corporate and Other	227	240	(5)
Asset Management*	26	68	(62)
Total interest expense	253	308	(18)
Total benefits, losses and expenses	495	566	(13)
Adjusted pre-tax loss before consolidation and eliminations	(438)	(434)	(1)
Consolidation and eliminations	30	(57)	NM
Adjusted pre-tax loss	$(408)	$(491)	17%
Adjusted pre-tax income (loss) by activities:
Corporate and Other	$(349)	$(435)	20%
Asset Management	(89)	1	NM
Consolidation and eliminations	30	(57)	NM
Adjusted pre-tax loss	$(408)	$(491)	17%
*Interest – Asset Management primarily represents interest expense on consolidated investment entities of $23 million and $66 million in the three months ended March 31, 2024 and 2023, respectively.

96	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Business Segment Operations | Other Operations

THREE MONTHS ENDED MARCH 31, 2024 AND 2023 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations of $438 million in 2024 compared to $434 million in 2023, an increase of $4 million, was primarily due to:
•lower net investment income associated with consolidated investment entities of $139 million, partially offset by higher income on AIG Parent portfolio of $46 million due to higher yields and higher average balance; and
•lower interest expense of $55 million primarily driven by interest savings of $22 million from $2.6 billion debt repurchases, through cash tender offers and debt redemption and maturity in 2023 and 2024 and lower interest expense of $42 million associated with consolidated investments entities as a result of deconsolidation and paydowns on debt, partially offset by interest expense of $9 million on the $750 million AIG Senior unsecured debt issued in March 2023.
Adjusted pre-tax loss on consolidation and eliminations of $30 million in 2024 compared to $57 million in 2023, a decrease of $87 million, was primarily due to the elimination of the insurance companies’ net investment income from their investment in the consolidated investment entities of $106 million.

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
Our Investment Management Agreements with Blackstone Inc.
In 2021, AIG entered into a long-term asset management relationship with Blackstone, pursuant to which Blackstone initially managed $50 billion of Corebridge’s existing investment portfolio, with that amount increasing to an aggregate of $92.5 billion by the third quarter of 2027. As of March 31, 2024, Blackstone manages $63 billion in book value of assets in Corebridge's investment portfolio. As these assets run-off, we expect Blackstone to reinvest primarily in Blackstone-originated investments across a range of asset classes, including private and structured credit, and commercial and residential real estate securitized and whole loans. We continue to manage asset allocation and portfolio-level risk management decisions with respect to any assets managed by Blackstone, ensuring that we maintain a consistent level of oversight across our entire investment portfolio considering our asset-liability matching needs, risk appetite and capital positions.
Our Investment Management Agreements with BlackRock, Inc.
Since April 2022, AIG and Corebridge insurance company subsidiaries have entered into separate investment management agreements with BlackRock, Inc. and its investment advisory affiliates (BlackRock). Substantially all investment management agreements contemplated for AIG insurance company subsidiaries have been executed. A small number of insurance companies remain under discussion and expect to be resolved in 2024. As of March 31, 2024, BlackRock manages $133 billion of our investment portfolio, consisting of liquid fixed income and certain private placement assets, including $75 billion of Corebridge assets. In addition, liquid fixed income assets associated with the Fortitude Re funds withheld asset portfolio were separately transferred to BlackRock for management in 2022.

INVESTMENT HIGHLIGHTS IN THE THREE MONTHS ENDED MARCH 31, 2024

•Blended investment yields on new investments are higher than blended rates on investments that were sold, matured or called during this period. We continued to make investments in structured securities and other fixed maturity securities with attractive risk-adjusted return characteristics to improve yields and increase net investment income.
•The higher interest rate environment has contributed to higher income in the base portfolio for the three months ended March 31, 2024 compared to the same period in the prior year. Total Net investment income increased for the three months ended March 31, 2024 compared to the same period in the prior year, primarily due to higher returns in our fixed maturity securities, mortgage and other loans, short-term investments and hedge fund portfolios, partially offset by lower income in our private equity portfolio.

AIG | First Quarter 2024 Form 10-Q	97

ITEM 2 | Investments

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
Asset-Liability Management
The investment strategy within the General Insurance companies focuses on growth of surplus, maintenance of sufficient liquidity for unanticipated insurance claims, and preservation of capital. General Insurance invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies have an average duration of 3.8 years, with an average of 4.0 years for North America and 3.5 years for International.
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

98	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Investments

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
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

March 31, 2024
(in millions)
NAIC Designation	1	2	Total Investment Grade	3	4	5	6	Total Below Investment Grade	Total
Other fixed maturity securities	$87,603	$67,422	$155,025	$6,266	$4,770	$652	$70	$11,758	$166,783
Mortgage-backed, asset-backed and collateralized	62,333	7,869	70,202	400	305	99	15	819	71,021
Total*	$149,936	$75,291	$225,227	$6,666	$5,075	$751	$85	$12,577	$237,804
*Excludes $86 million of fixed maturity securities for which no NAIC Designation is available.
The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

March 31, 2024
(in millions)
Composite AIG Credit Rating	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
Other fixed maturity securities	$89,591	$65,054	$154,645	$6,286	$4,967	$885	$12,138	$166,783
Mortgage-backed, asset-backed and collateralized	56,964	8,756	65,720	535	507	4,259	5,301	71,021
Total*	$146,555	$73,810	$220,365	$6,821	$5,474	$5,144	$17,439	$237,804
*Excludes $86 million of fixed maturity securities for which no NAIC Designation is available.
CREDIT RATINGS
At March 31, 2024, approximately 89 percent of our fixed maturity securities were held by our domestic entities. Approximately 93 percent of these securities were rated investment grade by one or more of the principal rating agencies.
Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. We closely monitor the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At March 31, 2024, approximately 93 percent of such investments were either rated investment grade or, on the basis of analysis of our investment managers, were equivalent from a credit standpoint to securities rated investment grade. Approximately 26 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

AIG | First Quarter 2024 Form 10-Q	99

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
For information regarding credit risks associated with investments see Part II, Item 7. MD&A – Enterprise Risk Management in the 2023 Annual Report.
The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
(in millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Rating:
Other fixed maturity securities
AAA	$7,488	$7,668	$37	$38	$7,525	$7,706
AA	37,992	38,349	972	955	38,964	39,304
A	42,848	44,511	250	231	43,098	44,742
BBB	63,683	64,765	1,374	1,339	65,057	66,104
Below investment grade	11,466	11,693	489	467	11,955	12,160
Non-rated	191	178	4	6	195	184
Total	$163,668	$167,164	$3,126	$3,036	$166,794	$170,200
Mortgage-backed, asset-backed and collateralized
AAA	$18,095	$16,477	$259	$212	$18,354	$16,689
AA	29,013	27,411	760	745	29,773	28,156
A	8,473	8,145	371	359	8,844	8,504
BBB	8,022	7,262	734	729	8,756	7,991
Below investment grade	5,191	5,248	104	109	5,295	5,357
Non-rated	25	26	49	51	74	77
Total	$68,819	$64,569	$2,277	$2,205	$71,096	$66,774
Total
AAA	$25,583	$24,145	$296	$250	$25,879	$24,395
AA	67,005	65,760	1,732	1,700	68,737	67,460
A	51,321	52,656	621	590	51,942	53,246
BBB	71,705	72,027	2,108	2,068	73,813	74,095
Below investment grade	16,657	16,941	593	576	17,250	17,517
Non-rated	216	204	53	57	269	261
Total	$232,487	$231,733	$5,403	$5,241	$237,890	$236,974
Available-for-Sale Investments
The following table presents the fair value of our available-for-sale securities:

(in millions)	March 31, 2024	December 31, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$5,789	$5,616
Obligations of states, municipalities and political subdivisions	10,093	10,663
Non-U.S. governments	11,968	12,453
Corporate debt	135,818	138,432
Mortgage-backed, asset-backed and collateralized:
RMBS	21,421	20,444
CMBS	14,488	14,128
CLO/ABS	32,910	29,997
Total mortgage-backed, asset-backed and collateralized	68,819	64,569
Total bonds available for sale*	$232,487	$231,733
*At March 31, 2024 and December 31, 2023, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $16.9 billion and $17.1 billion, respectively.

100	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Investments

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

(in millions)	March 31, 2024	December 31, 2023
Canada	$1,350	$1,411
Germany	933	929
France	653	677
Japan	648	699
United Kingdom	435	478
Indonesia	433	451
Chile	417	404
Mexico	366	374
Israel	361	337
Australia	331	314
Other	6,080	6,416
Total	$12,007	$12,490
The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	March 31, 2024					December 31, 2023 Total
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products	Total
Euro-Zone countries:
Germany	$933	$296	$2,330	$16	$3,575	$3,558
France	653	1,749	1,022	14	3,438	3,482
Netherlands	159	941	994	44	2,138	2,128
Belgium	34	304	911	40	1,289	1,311
Spain	9	266	598	195	1,068	1,114
Ireland	9	54	422	457	942	1,163
Luxembourg	17	363	315	13	708	642
Italy	15	105	526	—	646	641
Denmark	221	76	132	—	429	441
Finland	20	61	31	1	113	118
Other Euro-Zone	210	24	50	—	284	299
Total Euro-Zone	$2,280	$4,239	$7,331	$780	$14,630	$14,897
Remainder of Europe:
United Kingdom	$435	$4,384	$8,625	$723	$14,167	$14,018
Switzerland	15	546	748	3	1,312	1,360
Guernsey	—	—	—	594	594	624
Norway	232	85	212	—	529	558
Sweden	125	199	103	—	427	428
Russian Federation	2	—	33	—	35	35
Other - Remainder of Europe	30	172	44	46	292	303
Total - Remainder of Europe	$839	$5,386	$9,765	$1,366	$17,356	$17,326
Total	$3,119	$9,625	$17,096	$2,146	$31,986	$32,223

AIG | First Quarter 2024 Form 10-Q	101

ITEM 2 | Investments

Investments in Municipal Bonds
At March 31, 2024, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 98 percent of the portfolio rated A or higher.
The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	March 31, 2024
(in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value	December 31, 2023 Total Fair Value
California	$497	$416	$1,403	$2,316	$2,361
New York	42	174	1,684	1,900	1,984
Texas	15	289	527	831	923
Illinois	81	57	545	683	725
Massachusetts	197	20	262	479	495
Ohio	16	—	322	338	371
Pennsylvania	56	2	272	330	360
Georgia	83	34	184	301	319
Florida	4	—	229	233	240
Washington	69	17	145	231	256
New Jersey	3	2	197	202	263
Missouri	—	—	178	178	184
Virginia	8	3	144	155	221
All other states	288	148	1,480	1,916	1,961
Total	$1,359	$1,162	$7,572	$10,093	$10,663
Investments in Corporate Debt Securities
The following table presents the fair value of our available for sale corporate debt securities by industry categories:

Industry Category
(in millions)	March 31, 2024	December 31, 2023
Financial institutions:
Money center/Global bank groups	$8,763	$8,744
Regional banks – other	472	456
Life insurance	2,405	2,439
Securities firms and other finance companies	536	555
Insurance non-life	4,927	4,937
Regional banks – North America	5,114	5,279
Other financial institutions	17,981	18,300
Utilities	19,481	19,643
Communications	8,596	8,799
Consumer noncyclical	16,375	16,973
Capital goods	5,890	6,194
Energy	10,854	11,091
Consumer cyclical	8,877	8,682
Basic materials	4,456	4,632
Other	21,091	21,708
Total*	$135,818	$138,432
*At March 31, 2024 and December 31, 2023, approximately 92 percent and 92 percent, respectively, of these investments were rated investment grade.

102	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Investments

Investments in RMBS
The following table presents the fair value of AIG’s RMBS available for sale securities:

(in millions)	March 31, 2024	December 31, 2023
Agency RMBS	$6,582	$7,045
Alt-A RMBS	5,220	4,844
Subprime RMBS	1,643	1,649
Prime non-agency	3,366	3,132
Other housing related	4,610	3,774
Total RMBS(a)(b)	$21,421	$20,444
(a)Includes approximately $4.0 billion and $4.1 billion at March 31, 2024 and December 31, 2023, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. This excludes impact of U.S. debt downgrade of Fannie Mae and Freddie Mac. For additional information on purchased credit deteriorated securities, see Note 6 to the Condensed Consolidated Financial Statements.
(b)The weighted average expected life was six years and seven years at March 31, 2024 and December 31, 2023, respectively.
Our investments guidelines for investing in RMBS, CLO and other asset-backed securities (ABS) take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.
Investments in CMBS
The following table presents the fair value of our CMBS available for sale securities:

(in millions)	March 31, 2024	December 31, 2023
CMBS (traditional)	$12,842	$12,205
Agency	1,402	1,434
Other	244	489
Total	$14,488	$14,128
The fair value of CMBS holdings remained stable during the three months ended March 31, 2024. The majority of our investments in CMBS are in tranches that contain substantial credit protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.
Investments in CLO/ABS
The following table presents the fair value of our CLO/ABS available for sale securities by collateral type:

(in millions)	March 31, 2024	December 31, 2023
Collateral Type:
ABS	$18,182	$15,762
Bank loans	14,724	14,104
Other	4	131
Total	$32,910	$29,997

AIG | First Quarter 2024 Form 10-Q	103

ITEM 2 | Investments

Unrealized Losses of Fixed Maturity Securities
The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

March 31, 2024	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss(d)	Items(e)	Cost(c)	Loss(d)	Items(e)	Cost(c)	Loss(d)	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade bonds
0-6 months	$21,724	$513	3,426	$3,746	$1,178	249	$13	$7	3	$25,483	$1,698	3,678
7-11 months	8,543	428	1,160	1,879	576	122	—	—	—	10,422	1,004	1,282
12 months or more	109,488	10,015	16,531	39,693	11,590	3,433	433	242	30	149,614	21,847	19,994
Total	$139,755	$10,956	21,117	$45,318	$13,344	3,804	$446	$249	33	$185,519	$24,549	24,954
Below investment grade bonds
0-6 months	$1,838	$64	571	$54	$18	36	$21	$19	13	$1,913	$101	620
7-11 months	731	37	163	103	33	17	14	14	6	848	84	186
12 months or more	6,930	423	2,258	827	234	166	42	30	20	7,799	687	2,444
Total	$9,499	$524	2,992	$984	$285	219	$77	$63	39	$10,560	$872	3,250
Total bonds
0-6 months	$23,562	$577	3,997	$3,800	$1,196	285	$34	$26	16	$27,396	$1,799	4,298
7-11 months	9,274	465	1,323	1,982	609	139	14	14	6	11,270	1,088	1,468
12 months or more	116,418	10,438	18,789	40,520	11,824	3,599	475	272	50	157,413	22,534	22,438
Total(d)	$149,254	$11,480	24,109	$46,302	$13,629	4,023	$523	$312	72	$196,079	$25,421	28,204
(a)Represents the number of consecutive months that fair value has been less than cost by any amount.
(b)Represents the percentage by which fair value is less than cost.
(c)For bonds, represents amortized cost net of allowance.
(d)At March 31, 2024, includes mark to market movement relating to embedded derivatives.
(e)Item count is by CUSIP by subsidiary.
The allowance for credit losses was $6 million for investment grade bonds and $119 million for below investment grade bonds as of March 31, 2024.
Commercial Mortgage Loans
At March 31, 2024, we had direct commercial mortgage loan exposure of $38.5 billion.
The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
March 31, 2024
State:
New York	79	$1,552	$4,106	$486	$564	$101	$—	$6,809	18%
California	62	838	1,102	155	1,293	618	12	4,018	10
New Jersey	79	2,394	80	357	879	—	31	3,741	10
Texas	44	898	849	344	279	18	128	2,516	7
Massachusetts	19	660	840	549	22	—	—	2,071	5
Florida	47	742	106	504	87	535	—	1,974	5
Illinois	22	610	466	3	70	—	20	1,169	3
Pennsylvania	20	159	133	229	279	23	—	823	2
Ohio	22	140	9	159	431	—	—	739	2
Colorado	15	274	93	131	70	168	—	736	2
Other states	127	2,796	475	669	1,001	172	—	5,113	13
Foreign	78	4,205	1,404	827	1,597	404	332	8,769	23
Total*	614	$15,268	$9,663	$4,413	$6,572	$2,039	$523	$38,478	100%

104	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Investments

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2023
State:
New York	78	$1,508	$4,172	$488	$440	$101	$—	$6,709	18%
California	62	829	1,123	157	1,309	621	12	4,051	11
New Jersey	78	2,316	80	358	753	—	32	3,539	9
Texas	42	894	884	145	280	18	—	2,221	6
Florida	48	729	107	507	106	535	—	1,984	5
Massachusetts	19	662	750	542	22	—	—	1,976	5
Illinois	21	609	467	3	44	—	20	1,143	3
Colorado	17	308	93	179	70	168	—	818	2
Pennsylvania	20	151	133	249	218	23	—	774	2
Ohio	22	141	10	161	431	—	—	743	2
Other states	127	2,787	457	675	943	173	47	5,082	13
Foreign	78	4,195	1,432	842	1,751	414	335	8,969	24
Total*	612	$15,129	$9,708	$4,306	$6,367	$2,053	$446	$38,009	100%
*Does not reflect allowance for credit losses.
For additional information on commercial mortgage loans, see Note 7 to the Condensed Consolidated Financial Statements and Note 7 to the Consolidated Financial Statements in the 2023 Annual Report.
Net Realized Gains and Losses
The following table presents the components of Net realized gains (losses):

Three Months Ended March 31,	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(406)	$(37)	$(443)	$(387)	$(65)	$(452)
Intent to sell	(16)	(32)	(48)	—	—	—
Change in allowance for credit losses on fixed maturity securities	(62)	(6)	(68)	(16)	—	(16)
Change in allowance for credit losses on loans	(23)	1	(22)	(42)	(21)	(63)
Foreign exchange transactions	14	(14)	—	114	16	130
Index-linked interest credited embedded derivatives, net of related hedges	90	—	90	(178)	—	(178)
All other derivatives and hedge accounting*	123	(90)	33	(217)	38	(179)
Sales of alternative investments and real estate investments	30	(1)	29	4	1	5
Other	(8)	—	(8)	9	—	9
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(258)	(179)	(437)	(713)	(31)	(744)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	13	13	—	(1,165)	(1,165)
Net realized gains (losses)	$(258)	$(166)	$(424)	$(713)	$(1,196)	$(1,909)
*Derivative activity related to hedging MRBs is recorded in Change in the fair value of MRBs, net. For additional disclosures about MRBs, see Note 13 to the Condensed Consolidated Financial Statements.
Lower Net realized losses excluding Fortitude Re funds withheld assets in the three months ended March 31, 2024 compared to 2023 were primarily due to derivative gains in the current period compared to the prior year period.
Index-linked interest credited embedded derivatives, net of related hedges, reflected higher gains in the three months ended March 31, 2024 compared to 2023. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of index-linked interest credited embedded derivatives, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.
Net realized gains (losses) on Fortitude Re funds withheld assets primarily reflect changes in the valuation of the modified coinsurance and funds withheld assets. Increases in the valuation of these assets result in losses to AIG as the appreciation on the assets under those reinsurance arrangements must be transferred to Fortitude Re. Decreases in valuation of the assets result in

AIG | First Quarter 2024 Form 10-Q	105

ITEM 2 | Investments

gains to AIG as the depreciation on the assets under those reinsurance arrangements must be transferred to Fortitude Re. For additional information on the impact of the funds withheld arrangements with Fortitude Re, see Note 8 to the Condensed Consolidated Financial Statements.
For additional information on market risk management related to these product features, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Fixed Index Annuity and Index Universal Life Risk Management and Hedging Programs in the 2023 Annual Report. For additional information on the economic hedging target and the impact to pre-tax income of this program, see Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and Market Risk Benefits – Variable Annuity Guaranteed Benefits and Hedging Results in this MD&A.
For additional information on our investment portfolio, see Note 6 to the Condensed Consolidated Financial Statements.
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments in the three months ended March 31, 2024 was primarily attributable to a change in the fair value of fixed maturity securities. For the three months ended March 31, 2024, net unrealized losses were $1.2 billion due to higher interest rates, partially offset by tighter credit spreads.
The change in net unrealized gains and losses on investments in the three months ended March 31, 2023 was primarily attributable to an increase in the fair value of fixed maturity securities. For the three months ended March 31, 2023, net unrealized gains were $5.0 billion primarily due to lower interest rates.
For additional information on our investment portfolio, see Note 6 to the Condensed Consolidated Financial Statements.

Insurance Reserves
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (LOSS RESERVES)
The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

	March 31, 2024			December 31, 2023
(in millions)	Net liability for unpaid losses and loss adjustment expenses	Reinsurance recoverable on unpaid losses and loss adjustment expenses	Gross liability for unpaid losses and loss adjustment expenses	Net liability for unpaid losses and loss adjustment expenses	Reinsurance recoverable on unpaid losses and loss adjustment expenses	Gross liability for unpaid losses and loss adjustment expenses
General Insurance:
U.S. Workers' Compensation (net of discount)	$2,676	$4,095	$6,771	$2,655	$4,099	$6,754
U.S. Excess Casualty	3,389	3,254	6,643	3,321	3,272	6,593
U.S. Other Casualty	4,141	3,675	7,816	4,112	3,676	7,788
U.S. Financial Lines	5,700	1,622	7,322	5,672	1,622	7,294
U.S. Property and Special Risks	4,381	1,341	5,722	4,403	1,494	5,897
U.S. Personal Insurance	754	2,129	2,883	767	2,163	2,930
UK/Europe Casualty and Financial Lines	7,409	1,976	9,385	7,447	1,951	9,398
UK/Europe Property and Special Risks	2,932	1,758	4,690	2,913	1,665	4,578
UK/Europe and Japan Personal Insurance	1,396	675	2,071	1,483	671	2,154
Other product lines(b)	5,486	5,172	10,658	5,416	5,182	10,598
Unallocated loss adjustment expenses(b)	1,136	836	1,972	1,298	841	2,139
Total General Insurance	39,400	26,533	65,933	39,487	26,636	66,123
Other Operations Run-Off:
U.S. run-off long tail insurance lines (net of discount)	215	3,346	3,561	283	3,360	3,643
Other run-off product lines	188	61	249	228	60	288
Blackboard U.S. Holdings, Inc.	80	115	195	91	119	210
Unallocated loss adjustment expenses	8	114	122	15	114	129
Total Other Operations Run-Off	491	3,636	4,127	617	3,653	4,270
Total	$39,891	$30,169	$70,060	$40,104	$30,289	$70,393
(a)Includes net loss reserve discount of $1.2 billion and $1.2 billion at March 31, 2024 and December 31, 2023, respectively. For information regarding loss reserve discount, see Note 12 to the Condensed Consolidated Financial Statements.
(b)Other product lines and Unallocated loss adjustment expenses includes Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense for the Fortitude Re reinsurance of $2.9 billion at both March 31, 2024 and December 31, 2023, respectively.

106	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Insurance Reserves

Prior Year Development
The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

Three Months Ended March 31,
(in millions)	2024	2023
General Insurance:
North America	$(32)	$(82)
International	(2)	14
Total General Insurance*	$(34)	$(68)
Other Operations Run-Off	—	—
Total prior year favorable development	$(34)	$(68)
*Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $34 million and $41 million for the three months ended March 31, 2024 and 2023, respectively. Consistent with our definition of APTI, the amount excludes the related changes in amortization of the deferred gain of $(2) million and $19 million for the three months ended March 31, 2024 and 2023, respectively.
Net Loss Development
In the three months ended March 31, 2024, we recognized favorable prior year loss reserve development of $34 million. The key components of this development were:
North America
•Amortization benefit related to the deferred gain on the adverse development cover.
In the three months ended March 31, 2023, we recognized favorable prior year loss reserve development of $68 million. The key components of this development were:
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
The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Three Months Ended March 31, 2024
(in millions)	Total	2023	2022 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(11)	$—	$(11)
U.S. Excess Casualty	(8)	—	(8)
U.S. Other Casualty	(8)	—	(8)
U.S. Financial Lines	(5)	—	(5)
U.S. Property and Special Risks	—	—	—
U.S. Personal Insurance	—	—	—
Other Product Lines	—	—	—
Total General Insurance North America	$(32)	$—	$(32)
General Insurance International:
UK/Europe Casualty and Financial Lines	$—	$—	$—
UK/Europe Property and Special Risks	—	—	—
UK/Europe and Japan Personal Insurance	—	—	—
Other product lines	(2)	—	(2)
Total General Insurance International	$(2)	$—	$(2)
Other Operations Run-Off	—	—	—
Total Prior Year (Favorable) Unfavorable Development	$(34)	$—	$(34)

AIG | First Quarter 2024 Form 10-Q	107

ITEM 2 | Insurance Reserves

Three Months Ended March 31, 2023
(in millions)	Total	2022	2021 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(36)	$—	$(36)
U.S. Excess Casualty	(10)	—	(10)
U.S. Other Casualty	(27)	(25)	(2)
U.S. Financial Lines	(7)	—	(7)
U.S. Property and Special Risks	18	70	(52)
U.S. Personal Insurance	(3)	12	(15)
Other Product Lines	(17)	(29)	12
Total General Insurance North America	$(82)	$28	$(110)
General Insurance International:
UK/Europe Casualty and Financial Lines	$(1)	$4	$(5)
UK/Europe Property and Special Risks	11	47	(36)
UK/Europe and Japan Personal Insurance	(6)	(2)	(4)
Other product lines	10	1	9
Total General Insurance International	$14	$50	$(36)
Total Prior Year (Favorable) Unfavorable Development	$(68)	$78	$(146)
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
For a description of AIG’s catastrophe reinsurance protection for 2023, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – General Insurance Companies’ Key Risks – Natural Catastrophe Risk in the 2023 Annual Report.
The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement, the effect of discounting of loss reserves and amortization of the deferred gain.

(in millions)	March 31, 2024	December 31, 2023
Gross Covered Losses
Covered reserves before discount	$10,628	$10,849
Inception to date losses paid	30,378	30,157
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$16,006	$16,006
Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$12,805	$12,805
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	2,617	2,617
Discount on ceded losses(a)	(1,049)	(1,104)
Pre-tax deferred gain before amortization	1,568	1,513
Inception to date amortization of deferred gain at inception	(1,462)	(1,428)
Inception to date amortization attributed to changes in deferred gain(b)	71	64
Deferred gain liability reflected in AIG's balance sheet	$177	$149
(a)The accretion of discount and a reduction in effective interest rates is offset by changes in estimates of the amount and timing of future recoveries.
(b)Excluded from APTI.

108	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Insurance Reserves

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

Three Months Ended March 31,
(in millions)	2024	2023
Balance at beginning of year, net of discount	$149	$205
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	—	—
Amortization attributed to deferred gain at inception(b)	(34)	(41)
Amortization attributed to changes in deferred gain(c)	7	(12)
Changes in discount on ceded loss reserves	55	70
Balance at end of period, net of discount	$177	$222
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
Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our run-off operations. Those reinsurance transactions were designed to consolidate most of our insurance run-off lines into a single legal entity. As of March 31, 2024, approximately $26.9 billion of reserves from our Life and Retirement Run-Off Lines and approximately $2.9 billion of reserves from our General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.
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
For additional information on market risk management related to these product features, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Fixed Index Annuity and Index Universal Life Risk Management and Hedging Programs in the 2023 Annual Report.

AIG | First Quarter 2024 Form 10-Q	109

ITEM 2 | Insurance Reserves

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
•The economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for GAAP valuation, such as margins for policyholder behavior, mortality, and volatility; and
•The economic hedge target excludes our own credit risk changes (non-performance adjustments) used in the GAAP valuation, which are recognized in Other comprehensive income (loss) (OCI). The GAAP valuation has different sensitivities to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target.
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
The following table presents a reconciliation between the fair value of the GAAP MRBs and the value of our economic hedge target:

(in millions)	March 31, 2024	December 31, 2023
Reconciliation of market risk benefits and economic hedge target:
Market risk benefits liability, net	$571	$1,340
Exclude non-performance risk adjustment	(814)	(826)
Market risk benefits liability, excluding NPA	(243)	514
Adjustments for risk margins and differences in valuation	667	522
Economic hedge target liability	$424	$1,036
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
Change in Economic Hedge Target
The decrease in the economic hedge target liability in the three months ended March 31, 2024 was primarily driven by higher interest rates and equity markets.

110	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Insurance Reserves

The following table presents the impact on pre-tax income (loss) and other comprehensive income (loss) of Variable Annuity MRBs and Hedging:

Three Months Ended March 31,	2024			2023
(in millions)	MRB Liability*	Hedge Assets	Net	MRB Liability*	Hedge Assets	Net
Issuances	$1	$—	$1	$(3)	$—	$(3)
Interest accrual	(9)	(61)	(70)	(15)	(55)	(70)
Attributed fees	(189)	—	(189)	(251)	—	(251)
Expected claims	18	—	18	26	—	26
Effect of changes in interest rates	297	(341)	(44)	(367)	346	(21)
Effect of changes in interest rate volatility	14	(39)	(25)	81	(60)	21
Effect of changes in equity markets	580	(359)	221	421	(262)	159
Effect of changes in equity index volatility	15	31	46	(12)	(7)	(19)
Actual outcome different from model expected outcome	29	—	29	(61)	—	(61)
Effect of changes in other future expected assumptions	(1)	—	(1)	96	—	96
Foreign exchange Impact	2	—	2	—	—	—
Total impact on balance before other and changes in our own credit risk	757	(769)	(12)	(85)	(38)	(123)
Other	(2)	2	—	—	(20)	(20)
Effect of changes in our own credit risk	12	17	29	(378)	2	(376)
Total income (loss) impact on market risk benefits	767	(750)	17	(463)	(56)	(519)
Less: Impact on OCI	12	(48)	(36)	(378)	56	(322)
Add: Fees net of claims and ceded premiums and benefits	168	—	168	224	—	224
Net impact on pre-tax income (loss)	$923	$(702)	$221	$139	$(112)	$27
Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)			$3			$(208)
*MRB Liability is partially offset by MRB Assets.
Three Months Ended March 31, 2024
Net impact on pre-tax income of $221 million was primarily driven by increases in equity markets.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended March 31, 2024, we had a net mark-to-market gain of approximately $3 million from our hedging activities related to our economic hedge target.
Three Months Ended March 31, 2023
Net impact on pre-tax income of $27 million was primarily driven by increases in equity markets and the impact of the LIBOR to SOFR transition.
The hedge program is designed to offset moves in the GMWB economic liability and therefore has a lower sensitivity to equity market changes than the MRBs.
With the transition of risk free rates to the SOFR curve our discounting of fees has been reduced, resulting in a one-time favorable impact to the MRB liability.
On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target. In the three months ended March 31, 2023, we had a net mark-to-market loss of approximately $208 million from our hedging activities related to our economic hedge target primarily driven by tightening credit spreads and lower equity volatility.

AIG | First Quarter 2024 Form 10-Q	111

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
For information regarding our liquidity risk framework, see Part II, Item 7. MD&A – Enterprise Risk Management – Risk Appetite, Limits, Identification and Measurement and Part II, Item 7. MD&A – Enterprise Risk Management – Liquidity Risk Management in the 2023 Annual Report.
We believe that we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations to policyholders, customers, creditors and debt-holders, including those arising from reasonably foreseeable contingencies or events. Nevertheless, some circumstances may cause our cash or capital needs to exceed projected liquidity or readily deployable capital resources.
For information regarding risks associated with our liquidity and capital resources, see Part I, Item 1A. – Risk Factors – Liquidity, Capital and Credit in the 2023 Annual Report.
Depending on market conditions, regulatory and rating agency considerations and other factors, we may take various liability and capital management actions. Liability management actions may include, but are not limited to, repurchasing or redeeming outstanding debt, issuing new debt or engaging in debt exchange offers. Capital management actions may include, but are not limited to, issuing preferred stock, paying dividends to our shareholders on AIG Common Stock, par value $2.50 per share (AIG Common Stock) and repurchases of AIG Common Stock.

112	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

SOURCES
Liquidity to AIG Parent from Subsidiaries
During the three months ended March 31, 2024, our General Insurance companies distributed dividends of $675 million to AIG Parent or applicable intermediate holding companies.
During the three months ended March 31, 2024, Corebridge distributed $75 million of dividends to AIG Parent in its capacity as a public company shareholder of Corebridge.

USES
AIG General Borrowings
During the three months ended March 31, 2024, we repaid $459 million aggregate principal amount of our 4.125% Notes due February 15, 2024.
We made interest payments on our general borrowings totaling $119 million during the three months ended March 31, 2024.
AIG Dividends
During the three months ended March 31, 2024:
•We made a cash dividend payment of $365.625 per share on AIG’s Series A 5.85% Non-Cumulative Perpetual Preferred Stock (Series A Preferred Stock) totaling $7 million.
•We made a cash dividend payment in the amount of $0.36 per share on AIG Common Stock totaling $243 million.
Repurchases of AIG Common Stock(a)
During the three months ended March 31, 2024, AIG Parent repurchased approximately 23 million shares of AIG Common Stock, for an aggregate purchase price of approximately $1.7 billion.
Redemption of Preferred Stock
On March 15, 2024, we redeemed all 20,000 outstanding shares of our Series A Preferred Stock and all 20,000,000 of the corresponding Depositary Shares (the Depositary Shares), each representing a 1/1,000th interest in a share of Series A Preferred Stock, for a redemption price of $25,000 per share (equivalent to $25.00 per Depositary Share) for an aggregate redemption price of $500 million, paid in cash.

(a)Pursuant to a Securities Exchange Act of 1934 (the Exchange Act) Rule 10b5-1 repurchase plan, from April 1, 2024 to April 26, 2024, AIG Parent repurchased approximately 7 million shares of AIG Common Stock for an aggregate purchase price of approximately $558 million.
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
Interest payments totaled $181 million and $165 million in the three months ended March 31, 2024 and 2023, respectively. Excluding interest payments, AIG had operating cash inflows of $700 million in the three months ended March 31, 2024 compared to operating cash inflows of $662 million in the prior year period.
Investing Cash Flow Activities
Net cash provided by investing activities in the three months ended March 31, 2024 was $308 million compared to net cash used in investing activities of $1.5 billion in the prior year period.

AIG | First Quarter 2024 Form 10-Q	113

ITEM 2 | Liquidity and Capital Resources

Financing Cash Flow Activities
Net cash used in financing activities in the three months ended March 31, 2024 totaled $1.1 billion, reflecting:
•$243 million to pay quarterly dividends of $0.36 per share on AIG Common Stock;
•$22 million to pay quarterly dividends of $365.625 per share on AIG’s Series A Preferred Stock and redemption premiums;
•$1.6 billion to repurchase approximately 23 million shares of AIG Common Stock;
•$68 million paid by Corebridge in the form of quarterly cash dividends on Corebridge common stock to shareholders other than AIG;
•$243 million paid by Corebridge to repurchase approximately 9.5 million shares of Corebridge common stock from shareholders other than AIG;
•$461 million in net outflows from the issuance and repayment of long-term debt; and
•$64 million in net outflows from the issuance and repayment of debt of consolidated investment entities.
Net cash provided by financing activities in the three months ended March 31, 2023 totaled $817 million reflecting:
•$234 million to pay quarterly dividends of $0.32 per share on AIG Common Stock;
•$7 million to pay quarterly dividends of $365.625 per share on AIG’s Series A Preferred Stock;
•$34 million paid by Corebridge in the form of quarterly cash dividends on Corebridge common stock to shareholders other than AIG;
•$577 million to repurchase approximately 11 million shares of AIG Common Stock;
•$742 million in net inflows from the issuance and repayment of long-term debt; and
•$91 million in net outflows from the issuance and repayment of debt of consolidated investment entities.
LIQUIDITY AND CAPITAL RESOURCES OF AIG PARENT AND SUBSIDIARIES
AIG Parent
As of March 31, 2024 and December 31, 2023, respectively, AIG Parent and applicable intermediate holding companies had approximately $9.6 billion and $12.1 billion in liquidity sources held in the form of cash, short-term investments and AIG Parent's committed, revolving syndicated credit facility of $4.5 billion. As a public company shareholder of Corebridge, AIG receives its pro rata share of dividends paid by Corebridge on Corebridge common stock. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and dividends on AIG Common Stock.
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
Our insurance companies’ liquidity resources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities. Each of our material insurance companies’ liquidity is monitored through various internal liquidity risk measures. The primary sources of liquidity are premiums, fees, reinsurance recoverables and investment income and maturities. Certain of our U.S. Life and Retirement companies also supplement liquidity from time to time through FHLB borrowings (as described below) and securities lending programs. The primary uses of liquidity are paid losses, reinsurance payments, benefit claims, surrenders, withdrawals, interest payments, dividends, expenses, investment purchases and collateral requirements.
Our insurance companies may require additional funding to meet capital or liquidity needs under certain circumstances. For example, large catastrophes may require us to provide additional support to the affected operations of our General Insurance companies, and a shift in interest rates may require us to provide support to the affected operations of our Life and Retirement companies.

114	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Certain of our U.S. Life and Retirement insurance companies are members of the FHLBs in their respective districts. Our borrowings from FHLBs are non-puttable and are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. Life and Retirement companies had $5.7 billion and $5.7 billion which were due to FHLBs in their respective districts at March 31, 2024 and December 31, 2023, respectively, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits. Proceeds from funding agreements are generally invested in fixed income securities and other investments intended to generate spread income.
AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by AIG Parent and/or certain subsidiaries in the event of a drawdown of these letters of credit. Letters of credit issued in support of the General Insurance companies totaled approximately $2.2 billion at March 31, 2024. Letters of credit issued in support of the Life and Retirement companies totaled approximately $191 million at March 31, 2024, which are subject to reimbursement by Corebridge with no recourse to AIG Parent.
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
As of March 31, 2024, a total of $4.5 billion remained available under the Facility.
Corebridge maintains a committed, revolving syndicated credit facility (the Corebridge Facility) with aggregate commitments by the bank syndicate to provide Corebridge with unsecured revolving loans and/or standby letters of credit of up to $2.5 billion without any limits on the type of borrowings and with no recourse to AIG Parent. The Corebridge Facility is scheduled to expire in May 2027.
As of March 31, 2024, a total of $2.5 billion remained available under the Corebridge Facility.
Corebridge also maintains a 3-Year Delayed Draw Term Loan Agreement (the DDTL Facility), which is scheduled to mature in February 2025. As of March 31, 2024, a total of $250 million of borrowings are outstanding under the DDTL Facility, with no recourse to AIG Parent.
CONTRACTUAL OBLIGATIONS
As of March 31, 2024, there have been no material changes in our contractual obligations from December 31, 2023, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Contractual Obligations in the 2023 Annual Report.
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As of March 31, 2024, there have been no material changes in our off-balance sheet arrangements and commercial commitments from December 31, 2023, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Off-Balance Sheet Arrangements and Commercial Commitments in the 2023 Annual Report.

AIG | First Quarter 2024 Form 10-Q	115

ITEM 2 | Liquidity and Capital Resources

DEBT
AIG expects to service and repay general borrowings through maturing investments and dispositions of invested assets, future cash flows from operations, cash flows generated from invested assets, future debt or preferred stock issuances and other financing arrangements.
For additional information on guaranteed investment agreements (GIAs) and associated collateral posted, see Note 6 to the Condensed Consolidated Financial Statements.
The following table provides the rollforward of AIG’s total debt outstanding:

Three Months Ended March 31, 2024	Balance, Beginning of Year	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes		Balance, End of Period
(in millions)
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$9,079	$—	$(459)	$(22)	$7		$8,605
Junior subordinated debt	992	—	—	(1)	—		991
AIG Japan Holdings Kabushiki Kaisha	267	—	—	(18)	—		249
Total AIG general borrowings	10,338	—	(459)	(41)	7		9,845
AIG borrowings supported by assets:
AIG notes and bonds payable	19	—	—	—	—		19
Series AIGFP matched notes and bonds payable	18	—	—	—	—		18
Total AIG borrowings supported by assets	37	—	—	—	—		37
Total debt issued or guaranteed by AIG	10,375	—	(459)	(41)	7		9,882
Corebridge debt:
CRBGLH notes and bonds payable(a)	200	—	(2)	—	2		200
CRBGLH junior subordinated debt(a)	227	—	—	—	—		227
Corebridge senior unsecured notes - not guaranteed by AIG	7,702	—	—	—	—		7,702
Corebridge junior subordinated debt - not guaranteed by AIG	989	—	—	—	—		989
DDTL facility - not guaranteed by AIG	250	—	—	—	—		250
Total Corebridge debt	9,368	—	(2)	—	2		9,368
GIAs, at fair value - supported by Corebridge assets(b)	53	—	—	—	15		68
Total Short-term and long-term debt	$19,796	$—	$(461)	$(41)	$24		$19,318
Debt of consolidated investment entities - not guaranteed by AIG(c)	$2,591	$57	(122)	5	86	(d)	$2,617
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
(b)Collateral posted to third parties was $77 million and $63 million at March 31, 2024 and December 31, 2023, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.
(c)At March 31, 2024, includes debt of consolidated investment entities primarily related to real estate investments of $1.5 billion and other securitization vehicles of $1.1 billion. At December 31, 2023, includes debt of consolidated investment entities related to real estate investments of $1.5 billion and other securitization vehicles of $1.1 billion.
(d)Includes the effect of consolidating previously unconsolidated partnerships.
Debt Maturities
The following table summarizes maturing short-term and long-term debt at March 31, 2024 of AIG for the next four quarters:

	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
(in millions)	2024	2024	2024	2025	Total
DDTL facility*	—	250	—	—	250
Total	$—	$250	$—	$—	$250
*Corebridge has the ability to further continue this borrowing through February 25, 2025.

116	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

The following table presents maturities of short-term and long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

March 31, 2024		Remainder	Year Ending
(in millions)	Total	of 2024	2025	2026	2027	2028	2029	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$8,605	$—	$146	$266	$884	$340	$191	$6,778
Junior subordinated debt	991	—	—	—	—	—	—	991
AIG Japan Holdings Kabushiki Kaisha	249	—	249	—	—	—	—	—
Total AIG general borrowings	9,845	—	395	266	884	340	191	7,769
AIG borrowings supported by assets:
AIG notes and bonds payable	19	—	12	7	—	—	—	—
Series AIGFP matched notes and bonds payable	18	—	—	—	—	—	—	18
Total AIG borrowings supported by assets	37	—	12	7	—	—	—	18
Total debt issued or guaranteed by AIG	9,882	—	407	273	884	340	191	7,787
Corebridge debt:
CRBGLH notes and bonds payable	200	—	101	—	—	—	99	—
CRBGLH junior subordinated debt	227	—	—	—	—	—	—	227
Corebridge senior unsecured notes	7,702	—	997	—	1,244	—	994	4,467
Corebridge junior subordinated debt	989	—	—	—	—	—	—	989
DDTL facility(a)	250	250	—	—	—	—	—	—
Total Corebridge debt	9,368	250	1,098	—	1,244	—	1,093	5,683
GIAs, at fair value - supported by Corebridge assets	68	—	—	—	—	—	—	68
Total(b)	$19,318	$250	$1,505	$273	$2,128	$340	$1,284	$13,538
(a)Corebridge has the ability to further continue this borrowing through February 25, 2025.
(b)Does not reflect $2.6 billion of notes issued by consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.

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

	Short-Term Debt		Senior Long-Term Debt
	Moody's	S&P	Moody's(a)	S&P(b)	Fitch(c)
American International Group, Inc.	P-2 (2nd of 4)	A-2 (2nd of 5)	Baa 2 (4th of 9) / Positive	BBB+ (4th of 9) / Positive	BBB+ (4th of 9) / Stable
Corebridge Financial, Inc.			Baa 2 (4th of 9) / Stable	BBB+ (4th of 9) / Stable	BBB+ (4th of 9) / Stable
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

AIG | First Quarter 2024 Form 10-Q	117

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
On February 15, 2024, S&P revised its outlook on AIG and its core General Insurance subsidiaries to positive from stable and affirmed the ‘BBB+/A-2’ issuer credit ratings on AIG and ‘A+’ financial strength ratings on AIG’s core General Insurance entities.
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
For information regarding the effects of downgrades in our credit ratings and financial strength ratings, see Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit – “A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, results of operations, financial condition and liquidity” in the 2023 Annual Report and Note 11 to the Condensed Consolidated Financial Statements.
REGULATION AND SUPERVISION
For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources, see Part I, Item 1. Business – Regulation and Part I, Item 1A. Risk Factors – Regulation in the 2023 Annual Report, and Executive Summary – Regulatory, Industry and Economic Factors – Regulatory Environment in this MD&A.
DIVIDENDS
On April 30, 2024, our Board of Directors declared a cash dividend on AIG Common Stock of $0.40 per share, an 11 percent increase from prior quarterly dividends on AIG Common Stock, payable on June 28, 2024 to shareholders of record on June 14, 2024.
The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors. For further detail on our dividends, see Note 16 to the Condensed Consolidated Financial Statements.

118	AIG | First Quarter 2024 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

REPURCHASES OF AIG COMMON STOCK
Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. During the three months ended March 31, 2024, AIG Parent repurchased approximately 23 million shares of AIG Common Stock for an aggregate purchase price of $1.7 billion. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from April 1, 2024 to April 26, 2024, we repurchased approximately 7 million shares of AIG Common Stock for an aggregate purchase price of approximately $558 million. On April 30, 2024, the Board of Directors authorized the repurchase of $10.0 billion of AIG Common Stock (inclusive of the approximately $3.9 billion remaining under the Board's prior share repurchase authorization).
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
For information regarding restrictions on payments of dividends by our subsidiaries, see Note 20 to the Consolidated Financial Statements in the 2023 Annual Report.

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
For additional information on AIG’s risk management program, see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2023 Annual Report.
The scope and magnitude of our market risk exposures is managed under a robust framework that contains defined risk limits and minimum standards for managing market risk in a manner consistent with our risk appetite statement. A description of our market risk exposures may be found in Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2023 Annual Report. See Part I, Item 1A. Risk Factors in the 2023 Annual Report on how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

AIG | First Quarter 2024 Form 10-Q	119

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
Expense ratio Sum of acquisition expenses and general operating expenses, divided by net premiums earned.

120	AIG | First Quarter 2024 Form 10-Q

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
Retroactive reinsurance See Deferred gain on retroactive reinsurance.

AIG | First Quarter 2024 Form 10-Q	121

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

Acronyms

A&H	Accident and Health Insurance	GMWB	Guaranteed Minimum Withdrawal Benefits
ABS	Asset-Backed Securities	ISDA	International Swaps and Derivatives Association, Inc.
APTI	Adjusted pre-tax income	Moody's	Moody's Investors' Service Inc.
AUM	Assets Under Management	MRBs	Market Risk Benefits
CDS	Credit Default Swap	NAIC	National Association of Insurance Commissioners
CLO	Collateralized Loan Obligations	NM	Not Meaningful
CMBS	Commercial Mortgage-Backed Securities	ORR	Obligor Risk Ratings
ERM	Enterprise Risk Management	RMBS	Residential Mortgage-Backed Securities
FASB	Financial Accounting Standards Board	S&P	Standard & Poor's Financial Services LLC
GAAP	Accounting Principles Generally Accepted in the United States of America	SEC	Securities and Exchange Commission
GIA	Guaranteed Investment Agreements	URR	Unearned Revenue Reserve
GIC	Guaranteed Investment Contracts	VIE	Variable Interest Entity
GMDB	Guaranteed Minimum Death Benefits

122	AIG | First Quarter 2024 Form 10-Q

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

ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by American International Group, Inc. (AIG) management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2024. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AIG | First Quarter 2024 Form 10-Q	123

Part II – Other Information
ITEM 1 | Legal Proceedings
For a discussion of legal proceedings, see Note 15 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A | Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in the 2023 Annual Report.
ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended March 31, 2024:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1-31	8,017,057	$68.51	8,017,057	$5,614
February 1-29	7,816,140	70.02	7,816,140	5,067
March 1-31	7,557,502	75.57	7,557,502	4,495
Total	23,390,699	$71.30	23,390,699	$4,495
*Excludes excise tax of $14 million due to the Inflation Reduction Act of 2022 for the three months ended March 31, 2024.
During the three months ended March 31, 2024, AIG Parent repurchased approximately 23 million shares of AIG Common Stock, par value $2.50 per share (AIG Common Stock) for an aggregate purchase price of $1.7 billion. From April 1, 2024 to April 26, 2024, we repurchased approximately 7 million shares of AIG Common Stock for an aggregate purchase price of approximately $558 million. On April 30, 2024, the Board of Directors authorized the repurchase of $10.0 billion of AIG Common Stock (inclusive of the approximately $3.9 billion remaining under the Board's prior share repurchase authorization).
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

124	AIG | First Quarter 2024 Form 10-Q

ITEM 5 | Other Information
Our officers and directors (as defined in Rule 16a-1 under the Exchange Act) may, with Board approval, enter into plans for the purchase or sale of AIG Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Other than as described below, during the three months ended March 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
•Peter Zaffino, our Chairman & CEO, entered into a new trading plan on March 13, 2024. The plan’s maximum duration is until July 24, 2024, and first trades may not occur until June 12, 2024, at the earliest. The trading plan is intended to permit Mr. Zaffino to exercise up to 667,000 stock options expiring on July 24, 2024 and immediately sell the acquired shares.
The Rule 10b5-1 trading arrangement described above was adopted and precleared in accordance with AIG’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC.

ITEM 6 | Exhibits
Exhibit Index

Exhibit Number	Description	Location
10	(1) AIG Long Term Incentive Plan (as amended and restated effective February 1, 2024)*	Incorporated by reference to Exhibit 10.50 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 14, 2024 (File No. 1-8787).
	(2) AIG Annual Short-Term Incentive Plan (as amended and restated effective February 1, 2024)*	Incorporated by reference to Exhibit 10.51 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 14, 2024 (File No. 1-8787).
22	Guaranteed Securities	None.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2024 and 2023, (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2024 and 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023 and (vi) the Notes to the Condensed Consolidated Financial Statements
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

AIG | First Quarter 2024 Form 10-Q	125

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ SABRA R. PURTILL
Sabra R. Purtill
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/S/ KATHLEEN CARBONE
Kathleen Carbone
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: May 2, 2024

126	AIG | First Quarter 2024 Form 10-Q