Form 10-Q
period 2024-06-30
AMERICAN INTERNATIONAL GROUP, INC.
filed 2024-08-01
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 26, 2024, there were 643,951,434 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

FORM 10-Q

AIG | Second Quarter 2024 Form 10-Q	1

Part I – Financial Information
Item 1. | Financial Statements

American International Group, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	June 30, 2024	December 31, 2023
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $33 in 2024 and $34 in 2023 (amortized cost: 2024 - $65,326; 2023 - $68,119)*	$62,333	$65,242
Other bond securities, at fair value (See Note 6)	766	663
Equity securities, at fair value (See Note 6)	688	665
Mortgage and other loans receivable, net of allowance for credit losses of $37,799 in 2024 and $37,776 in 2023*	4,347	4,441
Other invested assets (portion measured at fair value: 2024 - $12,386; 2023 - $4,175)	14,788	6,368
Short-term investments, including restricted cash of $3 in 2024 and $1 in 2023 (portion measured at fair value: 2024 - $8,137; 2023 - $9,363)*	12,563	12,865
Total investments	95,485	90,244
Cash	1,381	1,540
Accrued investment income*	563	580
Premiums and other receivables, net of allowance for credit losses and disputes of $126 in 2024 and $138 in 2023	11,669	9,967
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2024 and $0 in 2023	3,592	3,839
Reinsurance assets - other, net of allowance for credit losses and disputes of $211 in 2024 and $206 in 2023	37,068	35,293
Deferred income tax assets	5,568	6,186
Deferred policy acquisition costs	2,123	2,117
Goodwill	3,407	3,422
Deposit accounting assets, net of allowance for credit losses of $49 in 2024 and $49 in 2023	2,132	1,915
Other assets, including restricted cash of $18 in 2024 and $32 in 2023 (portion measured at fair value: 2024 - $189; 2023 - $374)*	4,717	5,425
Assets held for sale	185	30
Assets of discontinued operations	—	378,748
Total assets	$167,890	$539,306
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2024 and $14 in 2023	$69,783	$70,393
Unearned premiums	18,738	17,375
Future policy benefits for life and accident and health insurance contracts	1,355	1,467
Other policyholder funds	435	495
Fortitude Re funds withheld payable (portion measured at fair value: 2024 - $(154); 2023 - $(148))	3,364	3,527
Premiums and other related payables	7,729	6,219
Deposit accounting liabilities	2,782	2,612
Commissions and premium taxes payable	1,395	1,351
Current and deferred income tax liabilities	375	347
Other liabilities (portion measured at fair value: 2024 - $323; 2023 - $482)	7,366	7,496
Long-term debt	9,861	10,375
Debt of consolidated investment entities*	79	231
Liabilities held for sale	153	28
Liabilities of discontinued operations	—	366,089
Total liabilities	123,415	488,005
Contingencies, commitments and guarantees (See Note 13)
AIG shareholders’ equity:
Series A non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares authorized; shares issued: 2024 - 0 and 2023 - 20,000; liquidation preference $500	—	485
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2024 - 1,906,671,492 and 2023 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2024 - 1,256,808,687 shares; 2023 - 1,217,831,721 shares of common stock	(62,255)	(59,189)
Additional paid-in capital	75,274	75,810
Retained earnings	34,225	37,516
Accumulated other comprehensive loss	(7,565)	(14,037)
Total AIG shareholders’ equity	44,445	45,351
Non-redeemable noncontrolling interests	30	5,950
Total equity	44,475	51,301
Total liabilities and equity	$167,890	$539,306
*See Note 10 for details of balances associated with variable interest entities.
See accompanying Notes to Condensed Consolidated Financial Statements.

2	AIG | Second Quarter 2024 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per common share data)	2024	2023	2024	2023
Revenues:
Premiums	$5,748	$6,614	$11,619	$12,990
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	957	812	1,897	1,604
Net investment income - Fortitude Re funds withheld assets	33	25	72	77
Total net investment income	990	837	1,969	1,681
Net realized gains (losses):
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(187)	(65)	(246)	(382)
Net realized losses on Fortitude Re funds withheld assets	(1)	(7)	(20)	(61)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	8	58	(1)	(82)
Total net realized losses	(180)	(14)	(267)	(525)
Other income	2	(1)	2	(1)
Total revenues	6,560	7,436	13,323	14,145
Benefits, losses and expenses:
Losses and loss adjustment expenses incurred	3,467	3,979	6,980	7,883
Amortization of deferred policy acquisition costs	842	933	1,680	1,972
General operating and other expenses	1,610	1,494	2,848	2,737
Interest expense	125	129	241	253
Loss on extinguishment of debt	1	—	1	—
Net (gain) loss on divestitures and other	(102)	15	(102)	12
Total benefits, losses and expenses	5,943	6,550	11,648	12,857
Income from continuing operations before income tax expense	617	886	1,675	1,288
Income tax expense	142	45	403	110
Income from continuing operations	475	841	1,272	1,178
Income (loss) from discontinued operations, net of income taxes	(4,359)	850	(3,556)	426
Net income (loss)	(3,884)	1,691	(2,284)	1,604
Less: Net income (loss) attributable to noncontrolling interests	93	198	477	81
Net income (loss) attributable to AIG	(3,977)	1,493	(2,761)	1,523
Less: Dividends on preferred stock and preferred stock redemption premiums	—	8	22	15
Net income (loss) attributable to AIG common shareholders	$(3,977)	$1,485	$(2,783)	$1,508
Income per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$0.72	$1.15	$1.86	$1.59
Income (loss) from discontinued operations	$(6.74)	$0.90	$(6.00)	$0.47
Net income (loss) attributable to AIG common shareholders	$(6.02)	$2.05	$(4.14)	$2.06
Diluted:
Income from continuing operations	$0.71	$1.14	$1.85	$1.58
Income (loss) from discontinued operations	$(6.67)	$0.89	$(5.96)	$0.47
Net income (loss) attributable to AIG common shareholders	$(5.96)	$2.03	$(4.11)	$2.05
Weighted average shares outstanding:
Basic	661,092,967	725,754,549	671,834,907	732,175,533
Diluted	666,955,168	730,547,112	677,458,343	737,290,694
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Second Quarter 2024 Form 10-Q	3

American International Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Net income (loss)	$(3,884)	$1,691	$(2,284)	$1,604
Other comprehensive income (loss), net of tax
Change in unrealized appreciation of fixed maturity securities on which allowance for credit losses was taken	5	29	26	17
Change in unrealized appreciation (depreciation) of all other investments	(160)	(591)	(275)	528
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	(92)	(77)	(90)	(14)
Change in foreign currency translation adjustments	35	(64)	(310)	(107)
Change in retirement plan liabilities adjustment	10	52	17	78
Change in other comprehensive income (loss) related to discontinued operations	(318)	(1,087)	(945)	1,673
Corebridge Deconsolidation	7,214	—	7,214	—
Other comprehensive income (loss)	6,694	(1,738)	5,637	2,175
Comprehensive income (loss)	2,810	(47)	3,353	3,779
Comprehensive income (loss) attributable to noncontrolling interests	93	(60)	179	449
Comprehensive income (loss) attributable to AIG	$2,717	$13	$3,174	$3,330
See accompanying Notes to Condensed Consolidated Financial Statements.

4	AIG | Second Quarter 2024 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Equity (unaudited)

(in millions, except per share data)	Preferred Stock and Additional Paid-in Capital	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Three Months Ended June 30, 2024
Balance, beginning of period	$—	$4,766	$(60,603)	$75,625	$38,466	$(14,869)	$43,385	$5,725	$49,110
Common stock issued under stock plans	—	—	25	(15)	—	—	10	—	10
Purchase of common stock	—	—	(1,677)	—	—	—	(1,677)	—	(1,677)
Net income (loss) attributable to AIG or noncontrolling interests	—	—	—	—	(3,977)	—	(3,977)	93	(3,884)
Dividends on common stock ($0.40 per share)	—	—	—	—	(261)	—	(261)	—	(261)
Other comprehensive income	—	—	—	—	—	6,694	6,694	—	6,694
Net decrease due to divestitures and acquisitions	—	—	—	(408)	—	610	202	(5,802)	(5,600)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	17	17
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Other	—	—	—	72	(3)	—	69	(1)	68
Balance, end of period	$—	$4,766	$(62,255)	$75,274	$34,225	$(7,565)	$44,445	$30	$44,475

Three Months Ended June 30, 2023
Balance, beginning of period	$485	$4,766	$(56,857)	$79,562	$34,690	$(19,329)	$43,317	$2,989	$46,306
Common stock issued under stock plans	—	—	11	(4)	—	—	7	—	7
Purchase of common stock	—	—	(562)	—	—	—	(562)	—	(562)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	1,493	—	1,493	198	1,691
Dividends on preferred stock ($365.625 per share)	—	—	—	—	(8)	—	(8)	—	(8)
Dividends on common stock ($0.36 per share)	—	—	—	—	(260)	—	(260)	—	(260)
Other comprehensive loss	—	—	—	—	—	(1,480)	(1,480)	(258)	(1,738)
Net increase (decrease) due to divestitures and acquisitions	—	—	—	(1,913)	—	1,827	(86)	1,261	1,175
Contributions from noncontrolling interests	—	—	—	—	—	—	—	11	11
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(194)	(194)
Other	—	—	—	32	1	—	33	30	63
Balance, end of period	$485	$4,766	$(57,408)	$77,677	$35,916	$(18,982)	$42,454	$4,037	$46,491

AIG | Second Quarter 2024 Form 10-Q	5

American International Group, Inc.
Condensed Consolidated Statements of Equity (unaudited)(continued)

(in millions, except per share data)	Preferred Stock and Additional Paid-in Capital	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Six Months Ended June 30, 2024
Balance, beginning of the year	$485	$4,766	$(59,189)	$75,810	$37,516	$(14,037)	$45,351	$5,950	$51,301
Common stock issued under stock plans	—	—	293	(310)	—	—	(17)	—	(17)
Redemption of preferred stock	(485)	—	—	—	—	—	(485)	—	(485)
Purchase of common stock	—	—	(3,359)	—	—	—	(3,359)	—	(3,359)
Net income (loss) attributable to AIG or noncontrolling interests	—	—	—	—	(2,761)	—	(2,761)	477	(2,284)
Dividends on preferred stock ($365.625 per share) and preferred stock redemption premiums	—	—	—	—	(22)	—	(22)	—	(22)
Dividends on common stock ($0.76 per share)	—	—	—	—	(504)	—	(504)	—	(504)
Other comprehensive income (loss)	—	—	—	—	—	5,935	5,935	(298)	5,637
Net increase (decrease) due to divestitures and acquisitions	—	—	—	(418)	—	537	119	(6,004)	(5,885)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	28	28
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(72)	(72)
Other	—	—	—	192	(4)	—	188	(51)	137
Balance, end of period	$—	$4,766	$(62,255)	$75,274	$34,225	$(7,565)	$44,445	$30	$44,475

Six Months Ended June 30, 2023
Balance, beginning of year	$485	$4,766	$(56,473)	$79,915	$34,893	$(22,616)	$40,970	$2,484	$43,454
Common stock issued under stock plans	—	—	230	(370)	—	—	(140)	—	(140)
Purchase of common stock	—	—	(1,165)	—	—	—	(1,165)	—	(1,165)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	1,523	—	1,523	81	1,604
Dividends on preferred stock ($731.25 per share)	—	—	—	—	(15)	—	(15)	—	(15)
Dividends on common stock ($0.68 per share)	—	—	—	—	(494)	—	(494)	—	(494)
Other comprehensive income	—	—	—	—	—	1,807	1,807	368	2,175
Net increase (decrease) due to divestitures and acquisitions	—	—	—	(1,913)	—	1,827	(86)	1,261	1,175
Contributions from noncontrolling interests	—	—	—	—	—	—	—	27	27
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(252)	(252)
Other	—	—	—	45	9	—	54	68	122
Balance, end of period	$485	$4,766	$(57,408)	$77,677	$35,916	$(18,982)	$42,454	$4,037	$46,491
See accompanying Notes to Condensed Consolidated Financial Statements.

6	AIG | Second Quarter 2024 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net income (loss)	$(2,284)	$1,604
(Income) loss from discontinued operations	3,556	(426)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net losses on sales of securities available for sale and other assets	259	452
Net (gain) loss on divestitures and other	(102)	12
(Gain) loss on extinguishment of debt	1	—
Unrealized gains in earnings - net	(349)	(33)
Equity in (income) loss from equity method investments, net of dividends or distributions	(46)	18
Depreciation and other amortization	1,751	2,024
Impairments of assets	26	12
Changes in operating assets and liabilities:
Insurance reserves	2,082	3,174
Premiums and other receivables and payables - net	(544)	(936)
Reinsurance assets, net	(1,748)	(2,551)
Capitalization of deferred policy acquisition costs	(1,803)	(2,396)
Current and deferred income taxes - net	(63)	(124)
Other, net	817	603
Total adjustments	281	255
Net cash provided by operating activities - continuing operations	1,553	1,433
Net cash used in operating activities - discontinued operations	(104)	(322)
Net cash provided by operating activities	1,449	1,111
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	5,148	10,704
Other securities	112	157
Other invested assets	763	407
Divestitures, net	—	3
Maturities of fixed maturity securities available for sale	4,938	4,376
Principal payments received on and sales of mortgage and other loans receivable	266	587
Purchases of:
Available for sale securities	(7,987)	(15,417)
Other securities	(180)	(163)
Other invested assets	(218)	(338)
Mortgage and other loans receivable	(239)	(601)
Net change in short-term investments	323	1,138
Other, net	(51)	(662)
Net cash provided by investing activities - continuing operations	2,875	191
Net cash used in investing activities - discontinued operations	(4,171)	(832)
Net cash used in investing activities	(1,296)	(641)
Cash flows from financing activities:
Proceeds from (payments for)
Issuance of long-term debt	1	742
Repayments of long-term debt	(464)	(451)
Repayments of debt of consolidated investment entities	—	(3)
Purchase of common stock	(3,325)	(1,117)
Redemption of preferred stock	(485)	—
Dividends on preferred stock and preferred stock redemption premiums	(22)	(15)
Dividends on common stock	(504)	(494)
Other, net	242	723
Net cash used in financing activities - continuing operations	(4,557)	(615)
Net cash provided by financing activities - discontinued operations	4,409	500
Net cash used in financing activities	(148)	(115)
Effect of exchange rate changes on cash and restricted cash	(66)	18
Net increase (decrease) in cash and restricted cash	(61)	373
Cash and restricted cash at beginning of year	1,573	1,571
Cash and restricted cash of held for sale assets	(110)	(384)
Cash and restricted cash at end of period	$1,402	$1,560

AIG | Second Quarter 2024 Form 10-Q	7

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)(continued)
Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Six Months Ended June 30,
(in millions)	2024	2023
Cash	$1,381	$1,531
Restricted cash included in Short-term investments*	3	3
Restricted cash included in Other assets*	18	26
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$1,402	$1,560
Cash paid during the period for:
Interest	$470	$636
Taxes	$709	$368
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk transfer transactions	$1,316	$2,818
Fixed maturity securities and other invested assets received in connection with reinsurance transactions	$254	$—
Fixed maturity securities and other invested assets transferred in connection with reinsurance transactions	$(148)	$(714)
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$2,416	$2,145
Fee income debited to policyholder contract deposits included in financing activities	$(1,426)	$(1,044)
*Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to real estate.
See accompanying Notes to Condensed Consolidated Financial Statements.

8	AIG | Second Quarter 2024 Form 10-Q

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
In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein. Operating results for the six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2024 and prior to the issuance of these Condensed Consolidated Financial Statements. Prior year Condensed Consolidated Financial Statements have been reclassified for comparative purpose to conform with the captions presented in the current year.
SALES/DISPOSALS OF ASSETS AND BUSINESSES
Global Personal Travel Business
On June 26, 2024, AIG announced that it has entered into a definitive agreement to sell its global individual personal travel insurance and assistance business to Zurich Insurance Group for $600 million in cash plus additional earn-out consideration. The sale is expected to close by the end of 2024, subject to customary closing conditions, including the receipt of regulatory approvals. For further details, see Note 4.
Separation of Life and Retirement Business
For further details, see Note 4.
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
Certain critical accounting estimates were eliminated as a result of the Corebridge deconsolidation. There were no changes to the remaining critical accounting estimates. For further details, see Note 4.

AIG | Second Quarter 2024 Form 10-Q	9

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

2. Summary of Significant Accounting Policies
ACCOUNTING STANDARDS ADOPTED DURING 2024
Fair Value Measurement
On June 30, 2022, the Financial Accounting Standards Board (FASB) issued an accounting standards update to address diversity in practice by clarifying that a contractual sale restriction should not be considered in the measurement of the fair value of an equity security. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities. The Company adopted the standard on January 1, 2024, prospectively for entities other than investment companies. The adoption of the standard did not have a material impact on AIG Consolidated Financial Statements.
FUTURE APPLICATION OF ACCOUNTING STANDARDS
Income Tax
In December 2023, the FASB issued an accounting standard update to address improvements to income tax disclosures. The standard requires disaggregated information about a company’s effective tax rate reconciliation as well as information on income taxes paid. The standard is effective for public companies for annual periods beginning after December 15, 2024, with early adoption permitted. The standard should be applied on a prospective basis, but retrospective application is permitted. We are assessing the impact of this standard.
Segment Reporting
In November 2023, the FASB issued an accounting standard update to address improvements to reportable segment disclosures. The standard primarily requires the following disclosure on an annual and interim basis: (i) significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss; and (ii) other segment items and description of its composition. The standard also requires current annual disclosures about a reportable segment's profits or losses and assets to be disclosed in interim periods and the title and position of the CODM with an explanation of how the CODM uses the reported measure(s) of segment profits or losses in assessing segment performance. The guidance is effective for public companies for fiscal years beginning after December 15, 2023 and interim periods in fiscal years within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment will be applied retrospectively to all prior periods presented. We are assessing the impact of this standard.

3. Segment Information
As a result of the Corebridge deconsolidation, we no longer present a Life and Retirement segment and no longer include asset management and Corebridge Life Holdings, Inc. interest and general expenses within the Other Operations segment. Historical results of Other Operations have been revised to reflect these changes. Previously reported results for the General Insurance segment were not impacted by the Corebridge deconsolidation. For further details on the separation of the Life and Retirement business, see Note 4.
As presented herein and reflecting the Corebridge deconsolidation, we report our results of operations consistent with the manner in which our chief operating decision makers review the business to assess performance and allocate resources, as follows:
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

10	AIG | Second Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

North America and International operating segments consist of the following products:
–Commercial Lines – consists of Property, Liability, Financial Lines and Specialty.
–Personal Insurance – consists of Accident & Health and Personal Lines.
For further discussion on recent activity in the General Insurance business, see Note 1 and Note 4 herein and Note 1 to the Consolidated Financial Statements in the 2023 Annual Report.
OTHER OPERATIONS
Other Operations primarily consists of income and expenses from assets, including AIG's ownership of Corebridge, held by AIG Parent and other corporate subsidiaries, deferred tax assets related to tax attributes, corporate expenses and intercompany eliminations, results of our consolidated investment entities, General Insurance portfolios in run-off as well as the historical results of our legacy insurance lines ceded to Fortitude Reinsurance Company Ltd. (Fortitude Re).
SEGMENT RESULTS
We evaluate segment performance based on adjusted revenues and adjusted pre-tax income (loss). Adjusted revenues and adjusted pre-tax income (loss) are derived by excluding certain items from total revenues and income (loss) from continuing operations before income tax expense (pre-tax income (loss)), respectively. These items generally fall into one or more of the following broad categories: legacy matters having no relevance to our current businesses or operating performance; adjustments to enhance transparency to the underlying economics of transactions; and measures that we believe to be common to the industry. Legal entities are attributed to each segment based upon the predominance of activity in that legal entity. For the items excluded from adjusted revenues and adjusted pre-tax income (loss), see the table below.
The following table presents AIG’s continuing operations by operating segment:

Three Months Ended June 30,	2024			2023
(in millions)	Adjusted Revenues	Adjusted Pre-tax Income (Loss)		Adjusted Revenues	Adjusted Pre-tax Income (Loss)
General Insurance
North America	$2,470	$163	(a)	$3,195	$352	(a)
International	3,279	267	(a)	3,302	242	(a)
Net investment income	746	746		725	725
Total General Insurance	6,495	1,176		7,222	1,319
Other Operations
Other Operations before consolidation and eliminations	144	(158)		173	(270)
Consolidation and eliminations	(5)	—		(17)	(8)
Total Other Operations	139	(158)		156	(278)
Total	6,634	1,018		7,378	1,041
Reconciling items:
Changes in the fair values of equity securities and AIG's investment in Corebridge	59	59		41	41
Other income (expense) - net	15	—		8	—
Gain (loss) on extinguishment of debt	—	(1)		—	—
Net investment income on Fortitude Re funds withheld assets	33	33		25	25
Net realized losses on Fortitude Re funds withheld assets	(1)	(1)		(7)	(7)
Net realized gains on Fortitude Re funds withheld embedded derivative	8	8		58	58
Net realized losses(b)	(188)	(186)		(67)	(64)
Net gain (loss) on divestitures and other	—	102		—	(15)
Non-operating litigation reserves and settlements	—	—		—	(1)
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	62		—	18
Net loss reserve discount charge	—	(26)		—	(16)
Pension expense related to lump sum payments to former employees	—	—		—	(54)
Integration and transaction costs associated with acquiring or divesting businesses	—	(18)		—	(8)
Restructuring and other costs(c)	—	(426)		—	(125)
Non-recurring costs related to regulatory or accounting changes	—	(7)		—	(7)
Revenues and pre-tax income	$6,560	$617		$7,436	$886

AIG | Second Quarter 2024 Form 10-Q	11

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Six Months Ended June 30,	2024			2023
(in millions)	Adjusted Revenues	Adjusted Pre-tax Income (Loss)		Adjusted Revenues	Adjusted Pre-tax Income (Loss)
General Insurance
North America	$4,972	$387	(a)	$6,175	$651	(a)
International	6,563	639	(a)	6,581	445	(a)
Net investment income	1,508	1,508		1,471	1,471
Total General Insurance	13,043	2,534		14,227	2,567
Other Operations
Other Operations before consolidation and eliminations	308	(355)		319	(544)
AIG consolidation and eliminations	(3)	(1)		(39)	(13)
Total Other Operations	305	(356)		280	(557)
Total	13,348	2,178		14,507	2,010
Reconciling items:
Changes in the fair values of equity securities and AIG's investment in Corebridge	147	147		62	62
Other income (expense) - net	17	—		23	—
Gain (loss) on extinguishment of debt	—	(1)		—	—
Net investment income on Fortitude Re funds withheld assets	72	72		77	77
Net realized losses on Fortitude Re funds withheld assets	(20)	(20)		(61)	(61)
Net realized losses on Fortitude Re funds withheld embedded derivative	(1)	(1)		(82)	(82)
Net realized losses(b)	(240)	(241)		(386)	(383)
Net gain (loss) on divestitures and other	—	102		—	(12)
Non-operating litigation reserves and settlements	—	—		1	—
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	60		—	37
Net loss reserve discount benefit (charge)	—	(102)		—	(80)
Pension expense related to lump sum payments to former employees	—	—		—	(54)
Integration and transaction costs associated with acquiring or divesting businesses	—	(15)		—	(8)
Restructuring and other costs	—	(493)		—	(215)
Non-recurring costs related to regulatory or accounting changes	—	(11)		—	(15)
Net impact from elimination of international reporting lag(d)	—	—		4	12
Revenues and pre-tax income	$13,323	$1,675		$14,145	$1,288
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
(c)In the second quarter of 2024, Restructuring and other costs increased primarily as a result of employee-related costs, including severance, and real estate impairment charges.
(d)For additional information, see Note 1 to the Consolidated Financial Statements in the 2023 Annual Report.
For the three months ended June 30, 2024, we recorded a severance charge of $285 million and asset impairment of $53 million as a result of restructuring activities.

4. Held-For-Sale Classification & Discontinued Operations Presentation
HELD-FOR-SALE CLASSIFICATION
We report and classify a business or a component of an entity as held-for-sale (Held-For-Sale Business) when management has approved the sale or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specified criteria are met. A Held-For-Sale Business is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized.
Assets and liabilities related to a Held-For-Sale Business are reported in Assets held for sale and Liabilities held for sale, respectively, in our Condensed Consolidated Balance Sheets beginning in the period in which the business is classified as held-for-sale. At June 30, 2024, businesses and assets reported and classified as held-for-sale primarily consisted of our global individual personal travel insurance and assistance business and did not meet the criteria for discontinued operations.

12	AIG | Second Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Held-For-Sale Classification & Discontinued Operations Presentation
Nippon Sale
On May 16, 2024, AIG entered into a stock purchase agreement with Corebridge Financial, Inc. (Corebridge), the holding company for AIG's Life and Retirement business, and Nippon Life Insurance Company, a mutual company (sougogaisha) organized under the laws of Japan (Nippon), pursuant to which AIG agreed to sell 121,956,256 shares of common stock of Corebridge, representing approximately 20 percent of the issued and outstanding common stock at signing, to Nippon for aggregate consideration of $3.8 billion in cash. The transaction is expected to close in the first quarter of 2025, subject to certain closing conditions, including the receipt of regulatory approvals. As a result, Corebridge met the criteria to be presented as held for sale and discontinued operations. However, on June 9, 2024, AIG met the requirements for the deconsolidation of Corebridge. For further details, see Discontinued Operations Presentation below.
Global Personal Travel Business
On June 26, 2024, AIG entered into a definitive agreement to sell its global individual personal travel insurance and assistance business to Zurich Insurance Group for $600 million in cash plus additional earn-out consideration. The agreement includes the Travel Guard business and its servicing capabilities, excluding our travel insurance businesses in Japan and our AIG joint venture arrangement in India. Travel coverages offered through AIG’s Accident & Health business are also excluded from this agreement. The sale is expected to close by the end of 2024, subject to customary closing conditions, including regulatory approvals. The results of our global individual personal travel insurance and assistance business are reported in General Insurance.
DISCONTINUED OPERATIONS PRESENTATION
We present a business, or a component of an entity, as discontinued operations if a) it meets the held-for-sale criteria, or is disposed of by sale, or is disposed of other than by sale, and b) the disposal of the business, or component of an entity, represents a strategic shift that has (or will have) a major effect on AIG’s financial results.
On June 3, 2024, AIG closed on a secondary offering of 30 million shares of Corebridge common stock. The sale was recorded as an equity transaction as AIG controlled Corebridge as of the transaction date. The aggregate gross proceeds of the offering, before deducting underwriting discounts and commission and other expenses payable by AIG, were $876 million. As a result of the offering, AIG recorded an increase of $261 million in Total AIG shareholders' equity. On July 2, 2024, the underwriters exercised their option to purchase an additional 1.9 million shares which reduced AIG's remaining investment in Corebridge reported in Other invested assets.
In September 2022, AIG closed on the initial public offering of Corebridge. Since September 2022 and through June 9, 2024, AIG sold portions of its interests in Corebridge through secondary public offerings. On June 9, 2024, AIG held 48.4 percent of Corebridge common stock, waived its right to majority representation on the Corebridge Board of Directors and one of AIG's designees resigned from the Corebridge Board of Directors as of June 9, 2024 (Deconsolidation Date). As a result, AIG met the requirements for the deconsolidation of Corebridge. The historical financial results of Corebridge, for all periods presented, are reflected in these Condensed Consolidated Financial Statements as discontinued operations.
Due to share repurchases by Corebridge after the Deconsolidation Date, as of June 30, 2024, AIG held 49.0 percent of the outstanding common stock of Corebridge.
The assets and liabilities of Corebridge are classified as Assets of discontinued operations and Liabilities of discontinued operations in AIG’s Condensed Consolidated Balance Sheets as of December 31, 2023. The results of operations of Corebridge are reported as discontinued operations for all periods presented in the Condensed Consolidated Statement of Income (Loss). AIG recognized a loss of $4.7 billion as a result of the deconsolidation (mainly due to the recognition of accumulated comprehensive loss of $7.2 billion). The loss is recorded as a component of discontinued operations. Corebridge was previously reported in Life and Retirement and Other Operations.
Subsequent to the Deconsolidation Date, AIG has elected the fair value option and will reflect its retained interest in Corebridge as an equity method investment in Other invested assets in AIG's Condensed Consolidated Balance Sheets using Corebridge’s stock price as its fair value. Dividends received from Corebridge and changes in its stock price are recognized in Net investment income in AIG’s Condensed Consolidated Financial Statements.
The following provides financial information related to Corebridge as an equity method investee as if Corebridge was an equity method investee for the periods presented. The “Equity method income (loss) related to Corebridge (based on fair value)” assumes a retained interest in Corebridge of 49.0 percent and is calculated based on the changes in Corebridge’s stock price for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Corebridge pre-tax income	$361	$980	$1,354	$347
Equity method income (loss) related to Corebridge (based on fair value)	$115	$482	$2,195	$(706)

AIG | Second Quarter 2024 Form 10-Q	13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Held-For-Sale Classification & Discontinued Operations Presentation
The following table summarizes the components of assets and liabilities held-for-sale and assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
(in millions)	Assets and Liabilities Held for Sale	Corebridge (Assets and Liabilities of Discontinued Operations)	Assets and Liabilities Held for Sale
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses	$14	$166,657	$14
Other bond securities, at fair value	—	4,579	—
Equity securities, at fair value	—	63	—
Mortgage and other loans receivable, net of allowance for credit losses	—	46,732	—
Other invested assets	—	9,916	—
Short-term investments	15	4,346	1
Total investments	29	232,293	15
Cash	90	618	—
Accrued investment income	—	2,011	—
Premiums and other receivables, net of allowance for credit losses and disputes	42	709	9
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes	—	26,772	—
Reinsurance assets - other, net of allowance for credit losses and disputes	6	2,519	3
Deferred income taxes	(10)	8,307	—
Deferred policy acquisition costs	—	10,782	—
Market risk benefit assets, at fair value	—	912	—
Other assets, net of allowance for credit losses(a)	28	2,820	3
Separate account assets, at fair value	—	91,005	—
Total assets held for sale/assets of discontinued operations	$185	$378,748	$30

Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses	$24	$—	$19
Unearned premiums	12	65	7
Future policy benefits for life and accident and health insurance contracts	—	57,946	—
Policyholder contract deposits	—	161,979	—
Market risk benefit liabilities, at fair value	—	5,705	—
Other policyholder funds	—	2,862	—
Fortitude Re funds withheld payable	—	25,957	—
Other liabilities	117	8,790	2
Short-term and long-term debt	—	9,420	—
Debt of consolidated investment entities	—	2,360	—
Separate account liabilities	—	91,005	—
Total liabilities held for sale/liabilities of discontinued operations	$153	$366,089	$28
(a)Other assets, net of allowance for credit losses includes goodwill and other intangibles of $116 million and $3 million, respectively, for Corebridge at December 31, 2023.
The following table presents the amounts related to the operations of Corebridge that have been reflected in Net income from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenues:
Premiums	$428	$2,442	$2,723	$4,548
Policy fees	555	693	1,269	1,392
Net investment income	2,314	2,732	5,238	5,420
Net realized gains (losses)	(587)	(281)	(923)	(1,680)
Other income	155	193	372	375
Total revenues	2,865	5,779	8,679	10,055
Benefits, losses and expenses:
Policyholder benefits and losses incurred	811	2,879	3,618	5,372
Change in the fair value of market risk benefits, net	20	(262)	(350)	(66)
Interest credited to policyholder account balances	980	1,063	2,184	2,102

14	AIG | Second Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Held-For-Sale Classification & Discontinued Operations Presentation

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Amortization of deferred policy acquisition costs	199	257	465	511
General operating and other expenses	574	772	1,350	1,512
Interest expense	106	149	249	331
Net (gain) loss on divestitures and other	(186)	(59)	(191)	(54)
Total benefits, losses and expenses	2,504	4,799	7,325	9,708
Income (loss) from discontinued operations before income tax expense (benefit) and loss on disposal of discontinued operations	361	980	1,354	347
Income tax expense (benefit)	36	130	226	(79)
Income (loss) from discontinued operations, net of income taxes before loss on disposal of discontinued operations	325	850	1,128	426
Loss on disposition of operations, net of tax	(4,684)	—	(4,684)	—
Income (loss) from discontinued operations, net of income taxes	(4,359)	850	(3,556)	426
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	93	198	477	81
Net income (loss) from discontinued operations attributable to AIG	$(4,452)	$652	$(4,033)	$345
DISCONTINUED OPERATIONS LOSS PRESENTATION
The loss recognized for the deconsolidation of Corebridge includes (i) $8.5 billion of retained investment in Corebridge (Corebridge’s quoted stock price is used for fair value measurement, which is classified as level 1 in the fair value hierarchy), (ii) $817 million of certain other investments (considered level 3 in the fair value hierarchy) which are measured based on valuation techniques (i.e., third party appraisals) that use significant inputs (i.e., terminal capital rate and discount rate), and (iii) $378 million of an unsettled receivable. For details on fair value hierarchy, see Note 5. The loss on deconsolidation of Corebridge is calculated as follows:

(in millions)
Corebridge retained investment (48.4% @28.90 per share at June 9, 2024)	$8,502
Retained Interest in certain investment entities and other assets	1,195
Net fair value of assets retained	9,697

Corebridge book value at June 9, 2024	12,392
Less: Noncontrolling interests	5,732
Corebridge book value excluding noncontrolling interest	6,660

Gain on sale pre-tax	3,037
Tax expense	507
Subtotal: After tax gain	2,530
Reclassification adjustment of Accumulated other comprehensive loss at June 9, 2024	(7,214)
Loss on sale of Corebridge - after-tax	$(4,684)

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

AIG | Second Quarter 2024 Form 10-Q	15

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

June 30, 2024	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$24	$4,385	$—	$—	$—	$4,409
Obligations of states, municipalities and political subdivisions	—	4,488	4	—	—	4,492
Non-U.S. governments	161	7,893	7	—	—	8,061
Corporate debt	1	30,427	359	—	—	30,787
RMBS	—	3,762	2,016	—	—	5,778
CMBS	—	4,193	94	—	—	4,287
CLO/ABS	—	3,244	1,275	—	—	4,519
Total bonds available for sale	186	58,392	3,755	—	—	62,333
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	50	—	—	—	50
Non-U.S. governments	—	25	—	—	—	25
Corporate debt	—	267	44	—	—	311
RMBS	—	53	49	—	—	102
CMBS	—	42	—	—	—	42
CLO/ABS	—	91	145	—	—	236
Total other bond securities	—	528	238	—	—	766
Equity securities	659	16	13	—	—	688
Other invested assets(b)	8,567	124	145	—	—	8,836
Derivative assets(c):
Interest rate contracts	—	263	3	—	—	266
Foreign exchange contracts	—	256	1	—	—	257
Equity contracts	—	—	35	—	—	35
Credit contracts	—	—	33	—	—	33
Other contracts	—	—	1	—	—	1
Counterparty netting and cash collateral	—	—	—	(245)	(288)	(533)
Total derivative assets	—	519	73	(245)	(288)	59
Short-term investments	3,845	4,292	—	—	—	8,137
Other assets(c)	—	—	130	—	—	130
Total(d)	$13,257	$63,871	$4,354	$(245)	$(288)	$80,949
Liabilities:
Derivative liabilities(c):
Interest rate contracts	$—	$291	$—	$—	$—	$291
Foreign exchange contracts	—	324	1	—	—	325
Credit contracts	—	—	33	—	—	33
Counterparty netting and cash collateral	—	—	—	(245)	(180)	(425)
Total derivative liabilities	—	615	34	(245)	(180)	224
Fortitude Re funds withheld payable	—	—	(154)	—	—	(154)
Other liabilities	—	—	99	—	—	99
Total	$—	$615	$(21)	$(245)	$(180)	$169

16	AIG | Second Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

December 31, 2023	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$15	$4,380	$—	$—	$—	$4,395
Obligations of states, municipalities and political subdivisions	—	4,830	3	—	—	4,833
Non-U.S. governments	233	8,156	7	—	—	8,396
Corporate debt	—	32,023	323	—	—	32,346
RMBS	—	4,415	1,792	—	—	6,207
CMBS	—	4,122	25	—	—	4,147
CLO/ABS	—	3,629	1,289	—	—	4,918
Total bonds available for sale	248	61,555	3,439	—	—	65,242
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	51	—	—	—	51
Non-U.S. governments	—	24	—	—	—	24
Corporate debt	—	210	45	—	—	255
RMBS	—	42	51	—	—	93
CMBS	—	33	—	—	—	33
CLO/ABS	—	69	138	—	—	207
Total other bond securities	—	429	234	—	—	663
Equity securities	612	39	14	—	—	665
Other invested assets (b)	—	155	221	—	—	376
Derivative assets(c):
Interest rate contracts	—	335	406	—	—	741
Foreign exchange contracts	—	450	1	—	—	451
Equity contracts	—	18	48	—	—	66
Credit contracts	—	—	33	—	—	33
Other contracts	—	—	1	—	—	1
Counterparty netting and cash collateral	—	—	—	(450)	(711)	(1,161)
Total derivative assets	—	803	489	(450)	(711)	131
Short-term investments	2,613	6,750	—	—	—	9,363
Other assets(c)	—	—	243	—	—	243
Total(d)	$3,473	$69,731	$4,640	$(450)	$(711)	$76,683
Liabilities:
Derivative liabilities(c):
Interest rate contracts	$—	$352	$—	$—	$—	$352
Foreign exchange contracts	—	561	3	—	—	564
Credit contracts	—	3	33	—	—	36
Counterparty netting and cash collateral	—	—	—	(450)	(249)	(699)
Total derivative liabilities	—	916	36	(450)	(249)	253
Fortitude Re funds withheld payable	—	—	(148)	—	—	(148)
Other liabilities	—	107	122	—	—	229
Total	$—	$1,023	$10	$(450)	$(249)	$334
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $3.6 billion and $3.8 billion as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, includes AIG's ownership interest in Corebridge of $8.6 billion on which AIG elected the fair value option.
(c)Presented as part of Other assets and Other liabilities on the Condensed Consolidated Balance Sheets.
(d)Excludes $22 million and $15 million as of June 30, 2024 and December 31, 2023, respectively, of assets reclassified to Assets held for sale on the Condensed Consolidated Balance Sheets.

AIG | Second Quarter 2024 Form 10-Q	17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three and six months ended June 30, 2024 and 2023 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at June 30, 2024 and 2023:

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended June 30, 2024
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$4	$—	$—	$—	$—	$—	$—	$4	$—	$—
Non-U.S. governments	7	—	—	—	—	—	—	7	—	—
Corporate debt	383	—	(2)	(22)	36	(36)	—	359	—	(2)
RMBS	1,766	24	(29)	(75)	287	(1)	44	2,016	—	(30)
CMBS	43	(4)	6	(18)	68	(1)	—	94	—	—
CLO/ABS	1,284	3	3	(47)	44	(12)	—	1,275	—	3
Total bonds available for sale	3,487	23	(22)	(162)	435	(50)	44	3,755	—	(29)
Other bond securities:
Corporate Debt	46	1	—	—	—	—	(3)	44	—	—
RMBS	53	—	—	(2)	—	(2)	—	49	—	—
CLO/ABS	144	1	—	(3)	2	—	1	145	1	—
Total other bond securities	243	2	—	(5)	2	(2)	(2)	238	1	—
Equity securities	13	—	—	—	—	—	—	13	—	—
Other invested assets	183	(4)	—	(36)	—	—	2	145	(1)	—
Other assets	129	—	—	1	—	—	—	130	—	—
Total	$4,055	$21	$(22)	$(202)	$437	$(52)	$44	$4,281	$—	$(29)
(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Derivative liabilities, net:
Interest rate contracts	$(128)	$(8)	$—	$133	$—	$—	$—	$(3)	$—	$—
Foreign exchange contracts	2	(2)	—	—	—	—	—	—	—	—
Equity contracts	(56)	(2)	—	23	—	—	—	(35)	2	—
Other contracts	(1)	—	—	—	—	—	—	(1)	1	—
Total derivative liabilities, net(a)	(183)	(12)	—	156	—	—	—	(39)	3	—
Fortitude Re funds withheld payable	(119)	(8)	—	(27)	—	—	—	(154)	33	—
Other Liabilities	92	28	—	(21)	—	—	—	99	—	—
Total	$(210)	$8	$—	$108	$—	$—	$—	$(94)	$36	$—

18	AIG | Second Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended June 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$15	$—	$1	$—	$—	$—	$—	$16	$—	$—
Non-U.S. governments	9	—	1	(2)	—	(2)	—	6	—	1
Corporate debt	728	(4)	10	(131)	1	(186)	—	418	—	4
RMBS	1,896	30	56	(36)	—	(43)	(35)	1,868	—	56
CMBS	220	(22)	(2)	—	—	(148)	—	48	—	(4)
CLO/ABS	1,524	(15)	3	(99)	6	(32)	9	1,396	—	(9)
Total bonds available for sale	4,392	(11)	69	(268)	7	(411)	(26)	3,752	—	48
Other bond securities:
Corporate debt	—	—	—	44	—	—	—	44	—	—
RMBS	52	2	—	(2)	—	—	—	52	(4)	—
CLO/ABS	176	(3)	—	(19)	—	—	—	154	(25)	—
Total other bond securities	228	(1)	—	23	—	—	—	250	(29)	—
Equity securities	25	2	—	—	2	(1)	—	28	2	—
Other invested assets	235	1	—	(9)	—	—	—	227	(3)	—
Other assets	110	—	—	1	—	—	—	111	—	—
Total	$4,990	$(9)	$69	$(253)	$9	$(412)	$(26)	$4,368	$(30)	$48
(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Derivative liabilities, net:
Interest rate contracts	$(355)	$26	$—	$(10)	$—	$—	$—	$(339)	$—	$(21)
Foreign exchange contracts	—	2	—	—	—	—	—	2	—	(2)
Equity contracts	(328)	2	—	(73)	—	—	—	(399)	4	—
Credit contracts	—	(1)	—	1	—	—	—	—	—	—
Other contracts	(1)	—	—	—	—	—	—	(1)	1	—
Total derivative liabilities, net(a)	(684)	29	—	(82)	—	—	—	(737)	5	(23)
Fortitude Re funds withheld payable	(167)	(58)	—	(44)	—	—	—	(269)	78	—
Other liabilities	112	(14)	—	—	—	—	—	98	—	—
Total	$(739)	$(43)	$—	$(126)	$—	$—	$—	$(908)	$83	$(23)

AIG | Second Quarter 2024 Form 10-Q	19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Six Months Ended June 30, 2024
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$3	$—	$—	$1	$—	$—	$—	$4	$—	$—
Non-U.S. governments	7	—	—	—	—	—	—	7	—	—
Corporate debt	323	1	(2)	(60)	134	(37)	—	359	—	(1)
RMBS	1,792	47	(2)	(150)	287	(2)	44	2,016	—	(2)
CMBS	25	(4)	6	(18)	85	—	—	94	—	1
CLO/ABS	1,289	(12)	32	(66)	44	(12)	—	1,275	—	29
Total bonds available for sale	3,439	32	34	(293)	550	(51)	44	3,755	—	27
Other bond securities:
Corporate debt	45	1	—	—	—	—	(2)	44	—	—
RMBS	51	—	—	—	—	(2)	—	49	—	—
CLO/ABS	138	—	—	5	2	—	—	145	(1)	—
Total other bond securities	234	1	—	5	2	(2)	(2)	238	(1)	—
Equity securities	14	—	—	—	—	(1)	—	13	1	—
Other invested assets	221	(13)	—	(39)	—	(13)	(11)	145	(12)	—
Other assets	243	—	—	(113)	—	—	—	130	—	—
Total	$4,151	$20	$34	$(440)	$552	$(67)	$31	$4,281	$(12)	$27
(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Derivative liabilities, net:
Interest rate contracts	$(406)	$61	$—	$342	$—	$—	$—	$(3)	$(3)	$—
Foreign exchange contracts	2	(2)	—	—	—	—	—	—	—	—
Equity contracts	(48)	(18)	—	31	—	—	—	(35)	10	—
Other contracts	(1)	(1)	—	1	—	—	—	(1)	1	—
Total derivative liabilities, net(a)	(453)	40	—	374	—	—	—	(39)	8	—
Fortitude Re funds withheld payable	(148)	1	—	(7)	—	—	—	(154)	47	—
Other Liabilities	122	(2)	—	(21)	—	—	—	99	—	—
Total	$(479)	$39	$—	$346	$—	$—	$—	$(94)	$55	$—

20	AIG | Second Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Six Months Ended June 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$20	$—	$1	$(5)	$—	$—	$—	$16	$—	$1
Non-U.S. governments	2	—	1	(2)	7	(2)	—	6	—	1
Corporate debt	879	(4)	17	(347)	108	(235)	—	418	—	3
RMBS	1,884	59	26	(18)	—	(48)	(35)	1,868	—	24
CMBS	207	(22)	(1)	1	11	(148)	—	48	—	(12)
CLO/ABS	1,483	(12)	20	(83)	17	(42)	13	1,396	—	12
Total bonds available for sale	4,475	21	64	(454)	143	(475)	(22)	3,752	—	29
Other bond securities:
Corporate debt	—	—	—	44	—	—	—	44	—	—
RMBS	65	2	—	(15)	—	—	—	52	(9)	—
CLO/ABS	158	1	—	(13)	—	(3)	11	154	(23)	—
Total other bond securities	223	3	—	16	—	(3)	11	250	(32)	—
Equity securities	13	2	—	4	10	(1)	—	28	2	—
Other invested assets	244	(7)	—	(10)	—	—	—	227	(10)	—
Other assets	107	—	—	4	—	—	—	111	—	—
Total	$5,062	$19	$64	$(440)	$153	$(479)	$(11)	$4,368	$(40)	$29
(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Derivative liabilities, net:
Interest rate contracts	$(311)	$84	$—	$(112)	$—	$—	$—	$(339)	$—	$(29)
Foreign exchange contracts	—	2	—	—	—	—	—	2	—	(2)
Equity contracts	(271)	(69)	—	(59)	—	—	—	(399)	63	—
Credit contracts	—	(1)	—	1	—	—	—	—	—	—
Other contracts	(1)	(1)	—	1	—	—	—	(1)	1	—
Total derivative liabilities, net(a)	(583)	15	—	(169)	—	—	—	(737)	64	(31)
Fortitude Re funds withheld payable	(41)	82	—	(310)	—	—	—	(269)	(48)	—
Other liabilities	112	(14)	—	—	—	—	—	98	—	—
Total	$(512)	$83	$—	$(479)	$—	$—	$—	$(908)	$16	$(31)
(a)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

AIG | Second Quarter 2024 Form 10-Q	21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Net Investment Income	Net Realized Gains (Losses)	Total
Three Months Ended June 30, 2024
Assets:
Bonds available for sale	$25	$(2)	$23
Other bond securities	2	—	2
Other invested assets	(4)	—	(4)
Three Months Ended June 30, 2023
Assets:
Bonds available for sale	$4	$(15)	$(11)
Other bond securities	(1)	—	(1)
Equity securities	2	—	2
Other invested assets	1	—	1
Six Months Ended June 30, 2024
Assets:
Bonds available for sale	$40	$(8)	$32
Other bond securities	1	—	1
Other invested assets	(13)	—	(13)
Six Months Ended June 30, 2023
Assets:
Bonds available for sale	$37	$(16)	$21
Other bond securities	3	—	3
Equity securities	2	—	2
Other invested assets	(7)	—	(7)

(in millions)	Net Investment Income	Net Realized (Gains) Losses	Total
Three Months Ended June 30, 2024
Liabilities:
Derivative liabilities, net	$—	$(12)	$(12)
Fortitude Re funds withheld payable	—	(8)	(8)
Other Liabilities	—	28	28
Three Months Ended June 30, 2023
Liabilities:
Derivative liabilities, net	$—	$29	$29
Fortitude Re funds withheld payable	—	(58)	(58)
Other Liabilities	—	(14)	(14)
Six Months Ended June 30, 2024
Liabilities:
Derivative liabilities, net	$—	$40	$40
Fortitude Re funds withheld payable	—	1	1
Other Liabilities	—	(2)	(2)
Six Months Ended June 30, 2023
Liabilities:
Derivative liabilities, net	$—	$15	$15
Fortitude Re funds withheld payable	—	82	82
Other Liabilities	—	(14)	(14)

22	AIG | Second Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three and six months ended June 30, 2024 and 2023 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Three Months Ended June 30, 2024
Assets:
Bonds available for sale:
Non-U.S. governments	$4	$—	$(4)	$—
Corporate debt	5	—	(27)	(22)
RMBS	—	—	(75)	(75)
CMBS	—	—	(18)	(18)
CLO/ABS	6	—	(53)	(47)
Total bonds available for sale	15	—	(177)	(162)
Other bond securities:
RMBS	—	(1)	(1)	(2)
CLO/ABS	—	—	(3)	(3)
Total other bond securities	—	(1)	(4)	(5)
Other invested assets	—	—	(36)	(36)
Other assets	—	—	1	1
Total	$15	$(1)	$(216)	$(202)
Liabilities:
Derivative liabilities, net	$—	$—	$156	$156
Fortitude Re funds withheld payable	—	—	(27)	(27)
Other liabilities	—	—	(21)	(21)
Total	$—	$—	$108	$108
Three Months Ended June 30, 2023
Assets:
Bonds available for sale:
Non-U.S. governments	$—	$—	$(2)	$(2)
Corporate debt	—	—	(131)	(131)
RMBS	46	—	(82)	(36)
CMBS	—	(5)	5	—
CLO/ABS	77	(148)	(28)	(99)
Total bonds available for sale	123	(153)	(238)	(268)
Other bond securities:
Corporate debt	20	—	24	44
RMBS	—	—	(2)	(2)
CLO/ABS	—	4	(23)	(19)
Total other bond securities	20	4	(1)	23
Other invested assets	(1)	—	(8)	(9)
Other assets	—	—	1	1
Total	$142	$(149)	$(246)	$(253)
Liabilities:
Derivative liabilities, net	$(105)	$1	$22	$(82)
Fortitude Re funds withheld payable	—	—	(44)	(44)
Total	$(105)	$1	$(22)	$(126)

AIG | Second Quarter 2024 Form 10-Q	23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Six Months Ended June 30, 2024
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1	$—	$—	$1
Non-U.S. governments	4	—	(4)	—
Corporate debt	11	(3)	(68)	(60)
RMBS	—	(1)	(149)	(150)
CMBS	—	—	(18)	(18)
CLO/ABS	66	(2)	(130)	(66)
Total bonds available for sale	82	(6)	(369)	(293)
Other bond securities:
RMBS	3	(1)	(2)	—
CLO/ABS	11	—	(6)	5
Total other bond securities	14	(1)	(8)	5
Other invested assets	1	—	(40)	(39)
Other assets	—	—	(113)	(113)
Total	$97	$(7)	$(530)	$(440)
Liabilities:
Derivative liabilities, net	$—	$—	$374	$374
Fortitude Re funds withheld payable	—	—	(7)	(7)
Other Liabilities	—	—	(21)	(21)
Total	$—	$—	$346	$346
Six Months Ended June 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1	$(4)	$(2)	$(5)
Non-U.S. governments	—	—	(2)	(2)
Corporate Debt	8	—	(355)	(347)
RMBS	170	(19)	(169)	(18)
CMBS	1	(5)	5	1
CLO/ABS	107	(151)	(39)	(83)
Total bonds available for sale	287	(179)	(562)	(454)
Other bond securities:
Corporate debt	20	—	24	44
RMBS	—	—	(15)	(15)
CLO/ABS	14	—	(27)	(13)
Total other bond securities	34	—	(18)	16
Equity securities	5	—	(1)	4
Other invested assets	1	—	(11)	(10)
Other assets	—	—	4	4
Total	$327	$(179)	$(588)	$(440)
Liabilities:
Derivative liabilities, net	$(316)	$4	$143	$(169)
Fortitude Re funds withheld payable	—	—	(310)	(310)
Total	$(316)	$4	$(167)	$(479)
(a)There were no issuances during the three and six months ended June 30, 2024 and 2023.
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2024 and 2023 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

24	AIG | Second Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Transfers of Level 3 Assets and Liabilities
The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) (OCI) as shown in the table above excludes $(24) million and $(27) million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three and six months ended June 30, 2024, respectively, and includes $1 million and $1 million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three and six months ended June 30, 2024, respectively.
The Net realized and unrealized gains (losses) included in income (loss) or OCI as shown in the table above excludes $0 million and $1 million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three and six months ended June 30, 2023, respectively, and includes $(9) million and $(9) million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three and six months ended June 30, 2023, respectively.
Transfers of Level 3 Assets
During the three and six months ended June 30, 2024 and 2023, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS) and collateralized loan obligations (CLO)/asset-backed securities (ABS). Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, RMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the three and six months ended June 30, 2024 and 2023, transfers out of Level 3 assets primarily included certain investments in private placement corporate debt and CMBS. Transfers of private placement corporate debt out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three and six months ended June 30, 2024 and 2023.

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

(in millions)	Fair Value at June 30, 2024	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$4	Discounted cash flow	Yield	5.09% - 5.47% (5.28%)
Corporate debt	306	Discounted cash flow	Yield	5.69% - 10.38% (8.04%)
RMBS(a)	1,268	Discounted cash flow	Constant prepayment rate	4.58% - 10.68% (7.63%)
			Loss severity	41.73% - 76.79% (59.26%)
			Constant default rate	0.77% - 2.62% (1.70%)
			Yield	6.30% - 7.61% (6.96%)
CLO/ABS(a)	1,163	Discounted cash flow	Yield	5.47% - 8.82% (7.15%)
CMBS	14	Discounted cash flow	Yield	7.22% - 15.19% (11.20%)

AIG | Second Quarter 2024 Form 10-Q	25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$3	Discounted cash flow	Yield	5.00% - 5.50% (5.23%)
Corporate debt	332	Discounted cash flow	Yield	5.16% - 9.62% (7.39%)
RMBS(a)	1,341	Discounted cash flow	Constant prepayment rate	4.43% - 10.30% (7.36%)
			Loss severity	43.21% - 76.65% (59.93%)
			Constant default rate	0.82% - 2.64% (1.73%)
			Yield	6.18% - 7.42% (6.80%)
CLO/ABS(a)	1,100	Discounted cash flow	Yield	5.31% - 8.56% (6.94%)
CMBS	22	Discounted cash flow	Yield	9.84% - 17.24% (13.54%)
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

26	AIG | Second Quarter 2024 Form 10-Q

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

		June 30, 2024		December 31, 2023
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,212	$479	$1,171	$558
Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	839	308	870	344
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	77	45	67	50
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	204	13	196	9
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	129	54	140	56
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi- strategy, and other strategies	901	60	944	64
Total private equity funds		3,362	959	3,388	1,081
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	13	—	13	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	168	—	389	—
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	—	—	—	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	7	—	9	—
Total hedge funds		188	—	411	—
Total		$3,550	$959	$3,799	$1,081
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

AIG | Second Quarter 2024 Form 10-Q	27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended June 30,		Gain (Loss) Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Other bond securities(a)	$5	$(11)	$7	$9
Alternative investments(b)	28	54	108	130
All other investments(c)	65	—	65	—
Total gain (loss)	$98	$43	$180	$139
(a)Includes certain securities supporting the funds withheld arrangements with Fortitude Re. For additional information regarding the gains and losses for Other bond securities, see Note 6. For additional information regarding the funds withheld arrangements with Fortitude Re, see Note 8.
(b)Includes certain hedge funds, private equity funds and real estate investments.
(c)Represents the impact of changes in Corebridge stock price on the value of AIG's ownership interest in Corebridge.
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
FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2024
Assets:
Mortgage and other loans receivable	$—	$341	$3,871	$4,212	$4,347
Other invested assets	—	591	6	597	597
Short-term investments(a)	—	4,426	—	4,426	4,426
Cash(b)	1,381	—	—	1,381	1,381
Other assets	18	—	—	18	18
Liabilities:
Fortitude Re funds withheld payable	—	—	3,518	3,518	3,518
Long-term debt	—	8,867	235	9,102	9,861
Debt of consolidated investment entities	—	—	79	79	79

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets:
Mortgage and other loans receivable	$—	$242	$4,113	$4,355	$4,441
Other invested assets	—	645	6	651	651
Short-term investments	—	3,502	—	3,502	3,502
Cash	1,540	—	—	1,540	1,540
Other assets	32	—	—	32	32
Liabilities:
Fortitude Re funds withheld payable	—	—	3,675	3,675	3,675
Long-term debt	—	9,623	267	9,890	10,375
Debt of consolidated investment entities	—	—	231	231	231
(a)Excludes $7 million at June 30, 2024 reclassified to Assets held for sale on the Condensed Consolidated Balance Sheets.
(b)Excludes $90 million at June 30, 2024 reclassified to Assets held for sale on the Condensed Consolidated Balance Sheets.

28	AIG | Second Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

6. Investments
SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost and fair value of our available for sale securities:

(in millions)	Amortized Cost	Allowance for Credit Losses(a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Bonds available for sale:
U.S. government and government sponsored entities	$4,511	$—	$15	$(117)	$4,409
Obligations of states, municipalities and political subdivisions	4,635	—	32	(175)	4,492
Non-U.S. governments	8,649	—	67	(655)	8,061
Corporate debt	32,503	(24)	481	(2,173)	30,787
Mortgage-backed, asset-backed and collateralized:
RMBS	6,041	(5)	197	(455)	5,778
CMBS	4,431	(4)	19	(159)	4,287
CLO/ABS	4,556	—	36	(73)	4,519
Total mortgage-backed, asset-backed and collateralized	15,028	(9)	252	(687)	14,584
Total bonds available for sale(b)	$65,326	$(33)	$847	$(3,807)	$62,333
December 31, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$4,444	$—	$40	$(89)	$4,395
Obligations of states, municipalities and political subdivisions	4,930	—	60	(157)	4,833
Non-U.S. governments	8,973	(1)	94	(670)	8,396
Corporate debt	34,013	(20)	606	(2,253)	32,346
Mortgage-backed, asset-backed and collateralized:
RMBS	6,423	(9)	219	(426)	6,207
CMBS	4,326	(4)	23	(198)	4,147
CLO/ABS	5,010	—	31	(123)	4,918
Total mortgage-backed, asset-backed and collateralized	15,759	(13)	273	(747)	15,272
Total bonds available for sale(b)	$68,119	$(34)	$1,073	$(3,916)	$65,242
(a)Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(b)At June 30, 2024 and December 31, 2023, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $4.8 billion or 8 percent and $5.2 billion or 8 percent, respectively.

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

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2024
Bonds available for sale:
U.S. government and government sponsored entities	$2,137	$20	$1,274	$97	$3,411	$117
Obligations of states, municipalities and political subdivisions	1,529	31	1,904	144	3,433	175
Non-U.S. governments	1,492	44	4,504	611	5,996	655
Corporate debt	5,683	112	16,911	2,050	22,594	2,162
RMBS	1,114	48	2,752	398	3,866	446
CMBS	999	17	1,991	136	2,990	153
CLO/ABS	932	19	782	54	1,714	73
Total bonds available for sale	$13,886	$291	$30,118	$3,490	$44,004	$3,781

AIG | Second Quarter 2024 Form 10-Q	29

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$1,027	$10	$804	$79	$1,831	$89
Obligations of states, municipalities and political subdivisions	850	24	1,602	133	2,452	157
Non-U.S. governments	1,431	87	4,503	583	5,934	670
Corporate debt	4,089	171	18,612	2,070	22,701	2,241
RMBS	1,456	114	2,385	300	3,841	414
CMBS	1,024	54	1,622	137	2,646	191
CLO/ABS	1,371	33	1,509	90	2,880	123
Total bonds available for sale	$11,248	$493	$31,037	$3,392	$42,285	$3,885
At June 30, 2024, we held 13,477 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 9,923 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2023, we held 13,052 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 10,027 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at June 30, 2024 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available for Sale
The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

June 30, 2024	Total Fixed Maturity Securities Available for Sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
Due in one year or less	$4,441	$4,383
Due after one year through five years	24,968	24,177
Due after five years through ten years	16,122	15,111
Due after ten years	4,743	4,078
Mortgage-backed, asset-backed and collateralized	15,019	14,584
Total	$65,293	$62,333
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$28	$197	$24	$119	$43	$313	$118	$577
For the three and six months ended June 30, 2024, the aggregate fair value of available for sale securities sold was $2.6 billion and $5.0 billion, respectively, which resulted in net realized gains (losses) of $(169) million and $(270) million, respectively. Included within the net realized gains (losses) are $(1) million and $(16) million of net realized gains (losses) for the three and six months ended June 30, 2024, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.

30	AIG | Second Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

For the three and six months ended June 30, 2023, the aggregate fair value of available for sale securities sold was $2.6 billion and $10.7 billion, respectively, which resulted in net realized gains (losses) of $(95) million and $(459) million, respectively. Included within the net realized gains (losses) are $(7) million and $(59) million of net realized gains (losses) for the three and six months ended June 30, 2023, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

(in millions)	June 30, 2024		December 31, 2023
	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
Obligations of states, municipalities and political subdivisions	$50	3%	$51	4%
Non-U.S. governments	25	2	24	2
Corporate debt	311	21	255	19
Mortgage-backed, asset-backed and collateralized:
RMBS	102	7	93	7
CMBS	42	3	33	2
CLO/ABS and other collateralized securities	236	16	207	16
Total mortgage-backed, asset-backed and collateralized	380	26	333	25
Total fixed maturity securities	766	52	663	50
Equity securities	688	48	665	50
Total	$1,454	100%	$1,328	100%
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	June 30, 2024	December 31, 2023
Alternative investments(a)(b)	$4,283	$4,345
Retained investment in Corebridge using fair value option	8,567	—
All other investments	1,938	2,023
Total	$14,788	$6,368
(a)At June 30, 2024, included hedge funds of $188 million and private equity funds of $3.9 billion. At December 31, 2023, included hedge funds of $411 million and private equity funds of $3.7 billion. Includes investments in real estate, net of accumulated depreciation. At June 30, 2024 and December 31, 2023, the accumulated depreciation was $162 million and $161 million, respectively.
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

AIG | Second Quarter 2024 Form 10-Q	31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

NET INVESTMENT INCOME
The following table presents the components of Net investment income:

Three Months Ended June 30,	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$723	$20	$743	$714	$24	$738
Other fixed maturity securities	1	4	5	(1)	(10)	(11)
Equity securities	(4)	—	(4)	41	—	41
Interest on mortgage and other loans	65	8	73	73	9	82
Alternative investments(a)	32	—	32	44	—	44
Other investments(b)	177	1	178	(6)	2	(4)
Total investment income	994	33	1,027	865	25	890
Investment expenses	37	—	37	53	—	53
Net investment income	$957	$33	$990	$812	$25	$837

Six Months Ended June 30,	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$1,488	$42	$1,530	$1,354	$50	$1,404
Other fixed maturity securities	(4)	11	7	2	7	9
Equity securities	84	—	84	62	—	62
Interest on mortgage and other loans	133	17	150	139	18	157
Alternative investments(a)	87	(1)	86	139	—	139
Other investments(b)	199	3	202	8	2	10
Total investment income	1,987	72	2,059	1,704	77	1,781
Investment expenses	90	—	90	100	—	100
Net investment income	$1,897	$72	$1,969	$1,604	$77	$1,681
(a)Included income from hedge funds, private equity funds and real estate investments. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.
(b)Includes dividends received from Corebridge and changes in its stock price of $68 million and $65 million, respectively, for both three and six months ended June 30, 2024.
NET REALIZED GAINS AND LOSSES
The following table presents the components of Net realized gains (losses):

Three Months Ended June 30,	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(168)	$(1)	$(169)	$(88)	$(7)	$(95)
Change in allowance for credit losses on fixed maturity securities	(18)	—	(18)	(30)	—	(30)
Change in allowance for credit losses on loans	(12)	3	(9)	1	1	2
Foreign exchange transactions	52	—	52	123	2	125
All other derivatives and hedge accounting	(21)	—	(21)	(89)	(3)	(92)
Sales of alternative investments	4	—	4	—	—	—
Other	(24)	(3)	(27)	18	—	18
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(187)	(1)	(188)	(65)	(7)	(72)
Net realized gains on Fortitude Re funds withheld embedded derivative	—	8	8	—	58	58
Net realized gains (losses)	$(187)	$7	$(180)	$(65)	$51	$(14)

32	AIG | Second Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Six Months Ended June 30,	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(254)	$(16)	$(270)	$(400)	$(59)	$(459)
Change in allowance for credit losses on fixed maturity securities	(19)	—	(19)	(24)	—	(24)
Change in allowance for credit losses on loans	(20)	1	(19)	(7)	(1)	(8)
Foreign exchange transactions	111	(3)	108	155	5	160
All other derivatives and hedge accounting	(69)	2	(67)	(113)	(6)	(119)
Sales of alternative investments	14	(1)	13	1	—	1
Other	(9)	(3)	(12)	6	—	6
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(246)	(20)	(266)	(382)	(61)	(443)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(1)	(1)	—	(82)	(82)
Net realized gains (losses)	$(246)	$(21)	$(267)	$(382)	$(143)	$(525)

CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$15	$(180)	$(117)	$829
Other investments	(39)	—	(39)	—
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$(24)	$(180)	$(156)	$829
*Excludes net unrealized gains and losses attributable to businesses held for sale or reclassified to discontinued operations at June 30, 2024 and 2023.
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other investments still held at the reporting date:

Three Months Ended June 30,	2024			2023
(in millions)	Equities	Other Invested Assets*	Total	Equities	Other Invested Assets	Total
Net gains (losses) recognized during the period on equity securities and other investments	$(4)	$109	$105	$41	$64	$105
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	3	25	28	(12)	8	(4)
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(7)	$84	$77	$53	$56	$109

Six Months Ended June 30,	2024			2023
(in millions)	Equities	Other Invested Assets*	Total	Equities	Other Invested Assets	Total
Net gains recognized during the period on equity securities and other investments	$84	$192	$276	$62	$143	$205
Less: Net gains recognized during the period on equity securities and other investments sold during the period	43	24	67	76	9	85
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$41	$168	$209	$(14)	$134	$120
*Includes unrealized gain on AIG’s ownership interest in Corebridge of $65 million in the three and six months ended June 30, 2024.
EVALUATING INVESTMENTS FOR AN ALLOWANCE FOR CREDIT LOSSES AND IMPAIRMENTS
For a discussion of our policy for evaluating investments for an allowance for credit losses, see Note 6 to the Consolidated Financial Statements in the 2023 Annual Report.

AIG | Second Quarter 2024 Form 10-Q	33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Three Months Ended June 30,	2024			2023
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Balance, beginning of period	$3	$25	$28	$16	$12	$28
Additions:
Securities for which allowance for credit losses were not previously recorded	1	5	6	1	23	24
Reductions:
Securities sold during the period	—	(1)	(1)	(2)	(1)	(3)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	2	10	12	1	5	6
Write-offs charged against the allowance	—	(14)	(14)	(10)	(11)	(21)
Other	—	2	2	1	(1)	—
Balance, end of period	$6	$27	$33	$7	$27	$34

Six Months Ended June 30,	2024			2023
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Balance, beginning of year	$13	$21	$34	$20	$17	$37
Additions:
Securities for which allowance for credit losses were not previously recorded	1	9	10	2	28	30
Reductions:
Securities sold during the period	—	—	—	(2)	(3)	(5)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	(8)	17	9	(3)	(3)	(6)
Write-offs charged against the allowance	—	(22)	(22)	(10)	(11)	(21)
Other	—	2	2	—	(1)	(1)
Balance, end of period	$6	$27	$33	$7	$27	$34
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
We did not purchase securities with more than insignificant credit deterioration since their origination during the six months ended June 30, 2024 and 2023.
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

34	AIG | Second Quarter 2024 Form 10-Q

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
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	June 30, 2024	December 31, 2023
Fixed maturity securities available for sale	$—	$106
At June 30, 2024 and December 31, 2023, amounts borrowed under repurchase and securities lending agreements totaled $0 million and $107 million, respectively.
The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
December 31, 2023
Bonds available for sale:
Non-U.S. governments	$—	$106	$—	$—	$—	$106
Corporate debt	—	—	—	—	—	—
Total	$—	$106	$—	$—	$—	$106
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
The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	June 30, 2024	December 31, 2023
Securities collateral pledged to us	$1,700	$1,200
At June 30, 2024 and December 31, 2023, the carrying value of reverse repurchase agreements totaled $1.7 billion and $1.1 billion, respectively.
All secured financing transactions are collateralized and margined on a daily basis consistent with market standards and subject to enforceable master netting arrangements with rights of set off. We do not currently offset any such transactions.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance contracts, was $8.5 billion and $8.4 billion at June 30, 2024 and December 31, 2023, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $14 million and $15 million of stock in FHLBs at June 30, 2024 and December 31, 2023, respectively. In addition, our subsidiaries have pledged securities available for sale with a fair value of $1.7 billion at June 30, 2024 and $1.7 billion at December 31, 2023.

AIG | Second Quarter 2024 Form 10-Q	35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Investments held in escrow accounts or otherwise subject to restriction as to their use were $164 million and $164 million, comprised of bonds available for sale and short-term investments at June 30, 2024 and December 31, 2023, respectively.
Reinsurance transactions between AIG and Fortitude Re were structured as modified coinsurance (modco) and loss portfolio transfer arrangements with funds withheld.

7. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	June 30, 2024	December 31, 2023
Commercial mortgages(a)	$3,728	$3,836
Life insurance policy loans	6	7
Commercial loans, other loans and notes receivable(b)	776	738
Total mortgage and other loans receivable(c)	4,510	4,581
Allowance for credit losses(c)(d)	(163)	(140)
Mortgage and other loans receivable, net(c)	$4,347	$4,441
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in California and New York representing the largest geographic concentrations (aggregating approximately 12 percent and 10 percent, respectively, at June 30, 2024 and 13 percent and 10 percent, respectively, at December 31, 2023).
(b)There were no loans that were held for sale carried at lower of cost or market as of June 30, 2024 and December 31, 2023.
(c)Excludes $37.6 billion at both June 30, 2024 and December 31, 2023 of loans receivable from AIG Financial Products Corp. (AIGFP), which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1 to the Consolidated Financial Statements in the 2023 Annual Report.
(d)Does not include allowance for credit losses of $5 million and $9 million, respectively, at June 30, 2024 and December 31, 2023, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of June 30, 2024 and December 31, 2023, $241 million and $73 million, respectively, of commercial mortgage loans were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, accrued interest receivable was $20 million and $21 million, respectively, associated with commercial mortgage loans.
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
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

June 30, 2024	2024	2023	2022	2021	2020	Prior	Total
(in millions)
>1.2X	$33	$460	$183	$407	$102	$1,719	$2,904
1.00 - 1.20X	19	33	48	285	56	247	688
<1.00X	—	—	11	—	—	125	136
Total commercial mortgages	$52	$493	$242	$692	$158	$2,091	$3,728

36	AIG | Second Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
(in millions)
>1.2X	$398	$167	$394	$135	$156	$1,784	$3,034
1.00 - 1.20X	5	71	254	56	21	298	705
<1.00X	—	11	—	—	—	86	97
Total commercial mortgages	$403	$249	$648	$191	$177	$2,168	$3,836
The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

June 30, 2024	2024	2023	2022	2021	2020	Prior	Total
(in millions)
Less than 65%	$33	$357	$154	$506	$150	$1,400	$2,600
65% to 75%	19	81	46	134	—	302	582
76% to 80%	—	—	—	—	—	62	62
Greater than 80%	—	55	42	52	8	327	484
Total commercial mortgages	$52	$493	$242	$692	$158	$2,091	$3,728

December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
(in millions)
Less than 65%	$359	$159	$492	$177	$156	$1,385	$2,728
65% to 75%	10	15	137	—	21	367	550
76% to 80%	—	32	10	—	—	—	42
Greater than 80%	34	43	9	14	—	416	516
Total commercial mortgages	$403	$249	$648	$191	$177	$2,168	$3,836
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.8x at both periods ended June 30, 2024 and December 31, 2023. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 64 percent and 62 percent at June 30, 2024 and December 31, 2023, respectively. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
The following table presents supplementary credit quality information related to commercial mortgages:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
June 30, 2024
Past Due Status:
In good standing	206	$1,241	$1,073	$422	$446	$243	$120	$3,545	95%
90 days or less delinquent	1	—	112	—	—	—	—	112	3
>90 days delinquent or in process of foreclosure	3	—	10	61	—	—	—	71	2
Total*	210	$1,241	$1,195	$483	$446	$243	$120	$3,728	100%
Allowance for credit losses		$6	$99	$34	$9	$12	$2	$162	4%

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2023
Past Due Status:
In good standing	211	$1,267	$1,212	$476	$460	$247	$121	$3,783	99%
90 days or less delinquent	1	—	11	—	—	—	—	11	—
>90 days delinquent or in process of foreclosure	1	—	—	42	—	—	—	42	1
Total*	213	$1,267	$1,223	$518	$460	$247	$121	$3,836	100%
Allowance for credit losses		$9	$75	$36	$7	$9	$2	$138	4%
*Does not reflect allowance for credit losses.
METHODOLOGY USED TO ESTIMATE THE ALLOWANCE FOR CREDIT LOSSES
For a discussion of our accounting policy for evaluating Mortgage and other loans receivable for impairment, see Note 7 to the Consolidated Financial Statements in the 2023 Annual Report.

AIG | Second Quarter 2024 Form 10-Q	37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a):

Three Months Ended June 30,	2024(b)			2023
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of period	$150	$3	$153	$119	$8	$127
Loans charged off	—	—	—	(2)	—	(2)
Net charge-offs	—	—	—	(2)	—	(2)
Addition to (release of) allowance for loan losses	12	(2)	10	(1)	(5)	(6)
Allowance, end of period	$162	$1	$163	$116	$3	$119

Six Months Ended June 30,	2024(b)			2023
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of year	$138	$2	$140	$109	$8	$117
Loans charged off	—	—	—	(2)	—	(2)
Net charge-offs	—	—	—	(2)	—	(2)
Addition to (release of) allowance for loan losses	24	(1)	23	9	(5)	4
Allowance, end of period	$162	$1	$163	$116	$3	$119
(a)Does not include allowance for credit losses of $5 million and $13 million, respectively, at June 30, 2024 and 2023 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
(b)Excludes $37.6 billion at both June 30, 2024 and December 31, 2023, of loan receivable from AIGFP, which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1 to the Consolidated Financial Statements in the 2023 Annual Report.
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
During the six months ended June 30, 2024, commercial mortgage loans with an amortized cost of $5 million supporting the funds withheld arrangements with Fortitude Re were granted term extensions.
There were no loans that had defaulted during the six months ended June 30, 2024 and 2023, that had been previously modified with borrowers experiencing financial difficulties.
AIG closely monitors the performance of the loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans with borrowers experiencing financial difficulty that have been modified in the 12 months prior to June 30, 2024 are current and performing in conjunction with their modified terms.

38	AIG | Second Quarter 2024 Form 10-Q

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
As of June 30, 2024, $3.6 billion of reserves related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	June 30, 2024		December 31, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$1,997	$1,997	$2,180	$2,180	Fair value through other comprehensive income (loss)
Fixed maturity securities - fair value option	761	761	655	655	Fair value through net investment income
Commercial mortgage loans	474	461	543	528	Amortized cost
Short-term investments	18	18	46	46	Fair value through net investment income
Funds withheld investment assets	3,250	3,237	3,424	3,409
Derivative assets, net(b)	1	1	—	—	Fair value through net realized gains (losses)
Other(c)	126	126	118	118	Amortized cost
Total	$3,377	$3,364	$3,542	$3,527
(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $(53) million ($(42) million after-tax) and $21 million ($16 million after-tax), respectively for the six months ended June 30, 2024 and 2023.
(b)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $3 million and $27 million, respectively, as of June 30, 2024. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $1 million and $28 million, respectively, as of December 31, 2023. These derivative assets and liabilities are fully collateralized either by cash or securities.
(c)Primarily comprised of Cash and Accrued investment income.
The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net investment income - Fortitude Re funds withheld assets	$33	$25	$72	$77
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized losses - Fortitude Re funds withheld assets	(1)	(7)	(20)	(61)
Net realized gains (losses) - Fortitude Re funds withheld embedded derivative	8	58	(1)	(82)
Net realized gains (losses) on Fortitude Re funds withheld assets	7	51	(21)	(143)
Income (loss) from continuing operations before income tax expense (benefit)	40	76	51	(66)
Income tax expense (benefit)(a)	9	16	11	(14)
Net income (loss)	31	60	40	(52)
Change in unrealized appreciation (depreciation) of all other investments(a)	(34)	(58)	(42)	16
Comprehensive income (loss)	$(3)	$2	$(2)	$(36)
(a)The income tax expense (benefit) and the tax impact in Accumulated other comprehensive income (loss) (AOCI) was computed using AIG’s U.S. statutory tax rate of 21 percent.

AIG | Second Quarter 2024 Form 10-Q	39

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
REINSURANCE – CREDIT LOSSES
The estimation of reinsurance recoverables involves a significant amount of judgment, particularly for latent exposures, such as asbestos, due to their long-tail nature. We assess the collectability of reinsurance recoverable balances in each reporting period, through either historical trends of disputes and credit events or financial analysis of the credit quality of the reinsurer. We record adjustments to reflect the results of these assessments through an allowance for credit losses and disputes on uncollectible reinsurance that reduces the carrying amount of reinsurance and deposit accounting assets on the consolidated balance sheets (collectively, reinsurance recoverables). This estimate requires significant judgment for which key considerations include:
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
The total reinsurance recoverables as of June 30, 2024 were $43.1 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 82 percent of the reinsurance recoverables were investment grade; (ii) approximately 15 percent of the reinsurance recoverables were non-investment grade and (iii) approximately 3 percent of the reinsurance recoverables related to entities that were not rated by AIG.
The total reinsurance recoverables as of December 31, 2023 were $41.4 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 83 percent of the reinsurance recoverables were investment grade; (ii) approximately 15 percent of the reinsurance recoverables were non-investment grade; (iii) approximately 2 percent of the reinsurance recoverables related to entities that were not rated by AIG.
As of June 30, 2024 and December 31, 2023, approximately 78 percent and 85 percent, respectively, of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Balance, beginning of period	$255	$253	$255	$260
Addition to (release of) allowance for expected credit losses and disputes, net	(1)	(1)	—	(4)
Write-offs charged against the allowance for credit losses and disputes	—	—	(1)	(1)
Other changes	6	2	6	(1)
Balance, end of period	$260	$254	$260	$254
Past-Due Status
We consider a reinsurance asset to be past due when it is 90 days past due. The allowance for credit losses is estimated excluding disputed amounts. An allowance for disputes is established using the losses incurred method for contingencies. Past due balances on claims that are not in dispute were not material for any of the periods presented.

40	AIG | Second Quarter 2024 Form 10-Q

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
The following table presents a rollforward of DAC:

Six Months Ended June 30,
(in millions)	2024	2023
Balance, beginning of year	$2,117	$2,343
Capitalization	1,803	2,396
Amortization expense	(1,680)	(1,972)
Other, including foreign exchange	(117)	(23)
Reclassified to held for sale	—	(712)
Balance, end of period	$2,123	$2,032

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

(in millions)	June 30, 2024	December 31, 2023
Assets:
Bonds available for sale	$30	$72
Mortgage and other loans receivable	—	122
Short-term investments	—	5
Accrued investment income	1	2
Other assets	1	1
Total*	$32	$202
Liabilities:
Debt of consolidated investment entities	$—	$38
Total	$—	$38
*The assets of each VIE can be used only to settle specific obligations of that VIE.

AIG | Second Quarter 2024 Form 10-Q	41

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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(c)	Off-Balance Sheet		Total
June 30, 2024
Real estate and investment entities(a)	$361,397	$3,686	$1,306	(d)	$4,992
Other(b)	1,027	—	748	(e)	748
Total	$362,424	$3,686	$2,054		$5,740
December 31, 2023
Real estate and investment entities(a)	$355,003	$4,107	$1,492	(d)	$5,599
Other(b)	1,027	—	748	(e)	748
Total	$356,030	$4,107	$2,240		$6,347
(a)Comprised primarily of hedge funds and private equity funds.
(b)At June 30, 2024 and December 31, 2023, excludes approximately $1,948 million and $1,971 million, respectively, of VIE assets related to AIGFP and its consolidated subsidiaries, with maximum off-balance sheet exposure to loss of $1,918 million and $1,941 million, respectively. For additional information, see Note 1 to the Consolidated Financial Statements in the 2023 Annual Report.
(c)At June 30, 2024 and December 31, 2023, $3.7 billion and $4.1 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.
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
For additional information on VIEs, see Note 10 to the Consolidated Financial Statements in the 2023 Annual Report.

11. Derivatives and Hedge Accounting
We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities, fixed maturity securities, outstanding medium- and long-term notes as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and swaps) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures, foreign currency transactions, and foreign denominated investments. Equity derivatives are used to economically mitigate financial risk associated with embedded derivatives. We use credit derivatives to manage our credit exposures. Commodity derivatives are used to hedge exposures within reinsurance contracts. The derivatives are effective economic hedges of the exposures that they are meant to offset. As part of our strategy to enhance investment income, in addition to hedging activities, we also enter into derivative contracts with respect to investment operations, which may include, among other things, credit default swaps (CDSs), total return swaps and purchases of investments with embedded derivatives, such as equity-linked notes and convertible bonds.
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2024				December 31, 2023
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Foreign exchange contracts	$625	$42	$947	$157	$933	$58	$1,296	$164
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	1,799	266	937	291	14,657	741	1,165	352
Foreign exchange contracts	2,408	215	2,350	168	4,019	393	8,008	400
Equity contracts	81	35	—	—	36,045	66	—	—
Credit contracts(b)	1,803	33	207	33	1,804	33	504	36
Other contracts(c)	2,123	1	—	—	2,131	1	—	—

42	AIG | Second Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Derivatives and Hedge Accounting

	June 30, 2024				December 31, 2023
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Total derivatives, gross	$8,839	$592	$4,441	$649	$59,589	$1,292	$10,973	$952
Counterparty netting(d)		(245)		(245)		(450)		(450)
Cash collateral(e)		(288)		(180)		(711)		(249)
Total derivatives on Condensed Consolidated Balance Sheets(f)		$59		$224		$131		$253
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)As of June 30, 2024 and December 31, 2023, included CDSs on super senior multi-sector CLO with a net notional amount of $48 million and $50 million (fair value liability of $32 million and $32 million, respectively). The net notional amount represents the maximum exposure to loss on the portfolio.
(c)Consists primarily of stable value wraps and contracts with multiple underlying exposures.
(d)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(e)Represents cash collateral posted and received that is eligible for netting.
(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was $154 million at June 30, 2024 and $3.4 billion at December 31, 2023. Fair value of liabilities related to bifurcated embedded derivatives was zero at both June 30, 2024 and December 31, 2023. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in fixed index annuities, index universal life products, and bonds available for sale, which include equity and interest rate components, and the funds withheld arrangement with Fortitude Re. For additional information, see Note 8.
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
Collateral posted by us to third parties for derivative transactions was $437 million and $593 million at June 30, 2024 and December 31, 2023, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $370 million and $856 million at June 30, 2024 and December 31, 2023, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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
HEDGE ACCOUNTING
We designated certain derivatives entered into with third parties as fair value hedges of available for sale investment securities held by our insurance subsidiaries. The fair value hedges include foreign currency forwards and cross currency swaps designated as hedges of the change in fair value of foreign currency denominated available for sale securities attributable to changes in foreign exchange rates. We also designated certain interest rate swaps entered into with third parties as fair value hedges of fixed rate guaranteed investment contracts attributable to changes in benchmark interest rates.

AIG | Second Quarter 2024 Form 10-Q	43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Derivatives and Hedge Accounting

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three and six months ended June 30, 2024, we recognized gains (losses) of $9 million and $34 million, respectively, and for the three and six months ended June 30, 2023, we recognized gains (losses) of $(7) million and $(31) million, respectively, included in Change in foreign currency translation adjustments in OCI related to the net investment hedge relationships.
A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.
The following table presents the gain (loss) recognized in income on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Income for:
(in millions)	Hedging Derivatives(a)	Excluded Components(b)	Hedged Items	Net Impact
Three Months Ended June 30, 2024
Foreign exchange contracts:
Net realized gains/(losses)	$(57)	$(15)	$57	$(15)
Three Months Ended June 30, 2023
Foreign exchange contracts:
Net realized gains/(losses)	$(141)	$(2)	$141	$(2)
Six Months Ended June 30, 2024
Foreign exchange contracts:
Net realized gains/(losses)	$(115)	$(27)	$115	$(27)
Six Months Ended June 30, 2023
Foreign exchange contracts:
Net realized gains/(losses)	$(191)	$(2)	$191	$(2)
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
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
By Derivative Type:
Interest rate contracts	$—	$(3)	$(2)	$(2)
Foreign exchange contracts	(26)	(92)	(65)	(126)
Equity contracts	—	1	—	1
Commodity contracts	—	1	—	8
Credit contracts	(1)	—	—	(1)
Embedded derivatives	8	58	(1)	(82)
Total	$(19)	$(35)	$(68)	$(202)
By Classification:
Net investment income - Fortitude Re funds withheld assets	—	(1)	—	(1)
Net realized losses - excluding Fortitude Re funds withheld assets	(27)	(89)	(69)	(113)
Net realized gains (losses) on Fortitude Re funds withheld assets*	8	55	1	(88)
Total	$(19)	$(35)	$(68)	$(202)
*Includes over-the-counter derivatives supporting the funds withheld arrangements with Fortitude Re and the embedded derivative contained within the funds withheld payable with Fortitude Re.

44	AIG | Second Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Derivatives and Hedge Accounting

CREDIT RISK-RELATED CONTINGENT FEATURES
We estimate that at June 30, 2024, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $6 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $32 million and $32 million at June 30, 2024 and December 31, 2023, respectively. The aggregate fair value of assets posted as collateral under these contracts at June 30, 2024 and December 31, 2023, was approximately $33 million and $34 million, respectively.
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
We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair value of these hybrid securities was under $1 million at both June 30, 2024 and December 31, 2023, respectively. These securities have par amounts of $17 million at both June 30, 2024 and December 31, 2023, respectively, and have remaining stated maturity dates that extend to 2052.

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
Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.3 billion and $12.1 billion at June 30, 2024 and December 31, 2023, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At June 30, 2024 and December 31, 2023 we held collateral of approximately $8.7 billion and $8.7 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both June 30, 2024 and December 31, 2023.

AIG | Second Quarter 2024 Form 10-Q	45

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

The following table presents the rollforward of activity in loss reserves:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Liability for unpaid loss and loss adjustment expenses, beginning of period	$70,060	$75,793	$70,393	$75,167
Reinsurance recoverable	(30,169)	(32,366)	(30,289)	(32,102)
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	39,891	43,427	40,104	43,065
Losses and loss adjustment expenses incurred:
Current year	3,546	3,945	6,911	7,729
Prior years, excluding discount and amortization of deferred gain	(108)	(107)	(108)	(134)
Prior years, discount charge (benefit)	62	54	168	148
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(33)	(25)	(65)	(85)
Total losses and loss adjustment expenses incurred	3,467	3,867	6,906	7,658
Losses and loss adjustment expenses paid:
Current year	(855)	(881)	(1,141)	(1,170)
Prior years	(2,597)	(2,994)	(5,454)	(6,543)
Total losses and loss adjustment expenses paid	(3,452)	(3,875)	(6,595)	(7,713)
Other changes:
Foreign exchange effect	(158)	(25)	(654)	372
Retroactive reinsurance adjustment (net of discount)(b)	186	47	178	59
Reclassified to held for sale, net of reinsurance recoverables(c)	—	(3,383)	(5)	(3,383)
Total other changes	28	(3,361)	(481)	(2,952)
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	39,934	40,058	39,934	40,058
Reinsurance recoverable(d)	29,849	30,226	29,849	30,226
Total	$69,783	$70,284	$69,783	$70,284
(a)Includes $39 million and $6 million for the retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), covering U.S. asbestos exposures for the three months ended June 30, 2024 and 2023, respectively, and $44 million and $13 million for the six months ended June 30, 2024 and 2023, respectively.
(b)Includes benefit (charge) from change in discount on retroactive reinsurance in the amount of $23 million and $26 million for the three months ended June 30, 2024 and 2023 respectively, and $78 million and $96 million for the six months ended June 30, 2024 and 2023, respectively.
(c)Represents change in loss reserves included in Liabilities held for sale for the six months ended June 30, 2024. For additional information, see Note 4.
(d)Excludes $1.5 billion of Reinsurance recoverable reclassified to Assets held for sale on the Condensed Consolidated Balance Sheets at June 30, 2023.
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
Prior Year Development
During the three and six months ended June 30, 2024, we recognized favorable prior year loss reserve development of $108 million excluding discount and amortization of deferred gain. The development in this period was largely driven by favorable development on our loss sensitive U.S. Workers' Compensation business along with favorable development in U.S. Other Casualty, offset by adverse development in U.S. Excess Casualty.
During the three months ended June 30, 2023, we recognized favorable prior year loss reserve development of $107 million excluding discount and amortization of deferred gain. The development in this period was largely driven by favorable development on our loss sensitive U.S. Workers' Compensation business, U.S. Other Casualty and U.S. Property & Special Risks including prior year catastrophes, partially offset by unfavorable development on European Casualty. During the six months ended June 30, 2023, we recognized favorable prior year loss reserve development of $134 million excluding discount and amortization of deferred gain. The development in this period was largely driven by favorable development on our loss sensitive U.S. Workers' Compensation business, U.S. Other Casualty and U.S. Property & Special Risks, partially offset by unfavorable development on European Casualty.

46	AIG | Second Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

Discounting of Loss Reserves
At June 30, 2024 and December 31, 2023, the loss reserves reflect a net loss reserve discount of $1.2 billion and $1.2 billion, respectively, including tabular and non-tabular calculations based upon the following assumptions:
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
At June 30, 2024 and December 31, 2023, the discount consists of $288 million and $294 million of tabular discount, respectively, and $921 million and $939 million of non-tabular discount for workers’ compensation, respectively. During the six months ended June 30, 2024 and 2023, the benefit / (charge) from changes in discount of $(102) million and $(80) million, respectively, were recorded as part of Policyholder benefits and losses incurred in the Condensed Consolidated Statements of Income (Loss).
The following table presents the components of the loss reserve discount discussed above:

(in millions)	June 30, 2024	December 31, 2023
U.S. workers' compensation	$2,235	$2,337
Retroactive reinsurance	(1,026)	(1,104)
Total reserve discount(a)(b)	$1,209	$1,233
(a)Excludes $196 million and $196 million of discount related to certain long-tail liabilities in the UK at June 30, 2024 and December 31, 2023, respectively.
(b)Includes gross discount of $673 million and $687 million, which was 100 percent ceded to Fortitude Re at June 30, 2024 and December 31, 2023, respectively.
The following table presents the net loss reserve discount benefit (charge):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Current accident year	$36	$38	$66	$68
Accretion and other adjustments to prior year discount	(62)	(54)	(168)	(148)
Net reserve discount benefit (charge)	(26)	(16)	(102)	(80)
Change in discount on loss reserves ceded under retroactive reinsurance	23	26	78	96
Net change in total reserve discount*	$(3)	$10	$(24)	$16
*Excludes $2 million and $4 million discount related to certain long-tail liabilities in the UK for the three months ended June 30, 2024 and 2023, respectively, and excludes $0 million and $8 million discount related to certain long-tail liabilities in the UK for the six months ended June 30, 2024 and 2023, respectively.
Amortization of Deferred Gain on Retroactive Reinsurance
Amortization of the deferred gain on retroactive reinsurance includes $(6) million and $19 million related to the adverse development reinsurance cover with NICO for the three months ended June 30, 2024 and 2023, respectively, and $21 million and $72 million related to the adverse development reinsurance cover with NICO for the six months ended June 30, 2024 and 2023, respectively.
Amounts recognized reflect the amortization of the initial deferred gain at inception, as amended for subsequent changes in the deferred gain due to changes in subject reserves.

AIG | Second Quarter 2024 Form 10-Q	47

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
The following tables present the balances and changes in the liability for future policy benefits and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets:

Six Months Ended June 30,
(in millions, except for liability durations)	2024	2023
Present value of expected net premiums
Balance, beginning of year	$1,702	$1,929
Effect of changes in discount rate assumptions (AOCI)	339	262
Beginning balance at original discount rate	2,041	2,191
Effect of actual variances from expected experience	(7)	(26)
Adjusted beginning of year balance	2,034	2,165
Issuances	54	67
Interest accrual	21	21
Net premium collected	(208)	(117)
Foreign exchange impact	(155)	(88)
Ending balance at original discount rate	1,746	2,048
Effect of changes in discount rate assumptions (AOCI)	(246)	(330)
Balance, end of period	$1,500	$1,718

Present value of expected future policy benefits
Balance, beginning of year	$2,149	$2,380
Effect of changes in discount rate assumptions (AOCI)	441	362
Beginning balance at original discount rate	2,590	2,742
Effect of actual variances from expected experience(a)	(8)	(16)
Adjusted beginning of year balance	2,582	2,726
Issuances	56	70
Interest accrual	26	26
Benefit payments	(212)	(122)
Foreign exchange impact	(203)	(121)
Ending balance at original discount rate	2,249	2,579
Effect of changes in discount rate assumptions (AOCI)	(329)	(423)
Balance, end of period	$1,920	$2,156
Net liability for future policy benefits, end of period	$420	$438
Deferred profit liability	1	1
Other reconciling items(b)	934	963
Future policy benefits for life and accident and health insurance contracts	1,355	1,402
Less: Reinsurance recoverable	(761)	(754)
Net liability for future policy benefits after reinsurance recoverable	$594	$648

Weighted average liability duration of the liability for future policy benefits(c)	9.0	9.9
(a)Effect of changes in cash flow assumptions and variances from actual experience are partially offset by changes in the deferred profit liability.
(b)Other reconciling items primarily include Accident and Health (short-duration) contracts and $724 million and $713 million at June 30, 2024 and 2023, respectively, of certain long-duration contracts that are 100 percent ceded.
(c)The weighted average liability durations are calculated as the modified duration using projected future net liability cash flows that are aggregated at the segment level, utilizing the segment level weighted average interest rates and current discount rate, which can be found in the table below.

48	AIG | Second Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

The following table presents the amount of undiscounted expected future benefit payments and undiscounted and discounted expected gross premiums for future policy benefits for nonparticipating contracts:

Six Months Ended June 30,
(in millions)	2024	2023
Undiscounted expected future benefits and expense	$2,760	$3,165
Undiscounted expected future gross premiums	3,791	4,383
Discounted expected future gross premiums (at current discount rate)	2,737	3,109
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for future policy benefits for nonparticipating contracts:

Six Months Ended June 30,
(in millions)	2024	2023
Gross Premiums	$209	$232
Interest Accretion	$4	$4
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

Six Months Ended June 30,	2024	2023
Weighted-average interest rate, original discount rate	1.86%	1.81%
Weighted-average interest rate, current discount rate	3.56%	3.59%
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.

13. Contingencies, Commitments and Guarantees
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
LEGAL CONTINGENCIES
Overview
In the normal course of business, AIG and our subsidiaries are subject to regulatory and government investigations and actions, and litigation and other forms of dispute resolution in a large number of proceedings pending in various domestic and foreign jurisdictions. Certain of these matters involve potentially significant risk of loss due to potential for significant jury awards and settlements, punitive damages or other penalties. Many of these matters are also highly complex and may seek recovery on behalf of a class or similarly large number of plaintiffs. It is therefore inherently difficult to predict the size or scope of potential future losses arising from these matters. In our insurance and reinsurance operations, litigation and arbitration concerning the scope of coverage under insurance and reinsurance contracts, and litigation and arbitration in which our subsidiaries defend or indemnify their insureds under insurance contracts, are generally considered in the establishment of our loss reserves. Separate and apart from the foregoing matters involving insurance and reinsurance coverage, AIG, our subsidiaries and their respective officers and directors are subject to a variety of additional types of legal proceedings brought by holders of AIG securities, customers, employees and others, alleging, among other things, breach of contractual or fiduciary duties, bad faith, indemnification and violations of federal and state statutes and regulations. With respect to these other categories of matters not arising out of claims for insurance or reinsurance coverage, we establish reserves for loss contingencies when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. In many instances, we are unable to determine whether a loss is probable or to reasonably estimate the amount of such a loss and, therefore, the potential future losses arising from legal proceedings may exceed the amount of liabilities that we have recorded in our financial statements covering these matters. While such potential future charges could be material, based on information currently known to management, management does not believe that any such charges are likely to have a material adverse effect on our financial position or results of operation.

AIG | Second Quarter 2024 Form 10-Q	49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 13. Contingencies, Commitments and Guarantees

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
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $1.6 billion and $1.7 billion at June 30, 2024 and December 31, 2023, respectively.
GUARANTEES
Subsidiaries
We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and certain of its subsidiaries. We have also issued guarantees of all present and future payment obligations and liabilities of AIG Markets, Inc.
Due to the deconsolidation of AIGFP and its subsidiaries, as of June 30, 2024, a $100 million guarantee related to the obligations of AIGFP and certain of its subsidiaries was recognized, and is reported in Other liabilities.
We continue to guarantee certain policyholder contracts issued by Corebridge subsidiaries as well as certain debt issued by Corebridge Life Holdings, Inc. (CRBGLH). Pursuant to the Separation Agreement entered in by AIG and Corebridge on September 14, 2022, Corebridge must indemnify, defend and hold us harmless from and against any liability related to these guarantees. Also, under a collateral agreement, in the event of: (i) a ratings downgrade of Corebridge or the guaranteed debt below specified levels or (ii) the failure by CRBGLH to pay principal and interest on the guaranteed debt when due, Corebridge must collateralize an amount equal to the sum of: (i) 100 percent of the principal amount outstanding, (ii) accrued and unpaid interest and (iii) 100 percent of the net present value of scheduled interest payments through the maturity dates of the debt.
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

14. Equity
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

50	AIG | Second Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Equity

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
Common Stock
The following table presents a rollforward of outstanding shares:

Six Months Ended June 30, 2024	Common Stock Issued	Treasury Stock	Common Stock Outstanding
(in millions)
Shares, beginning of year	1,906.7	(1,217.9)	688.8
Shares issued	—	6.1	6.1
Shares repurchased	—	(45.1)	(45.1)
Shares, end of period	1,906.7	(1,256.9)	649.8
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
Subsidiary Dividend Restrictions
Payments of dividends to us by our insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. With respect to our domestic insurance subsidiaries, the payment of any dividend requires formal notice to the insurance department in which the particular insurance subsidiary is domiciled. For example, unless permitted by the Superintendent of Financial Services, property casualty companies domiciled in New York generally may not pay dividends to shareholders that, in any 12-month period, exceed the lesser of 10 percent of such company’s statutory policyholders’ surplus or 100 percent of its “adjusted net investment income,” for the previous year, as defined. Generally, less severe restrictions applicable to both property and casualty insurance companies exist in most of the other states in which our insurance subsidiaries are domiciled. Under state insurance laws, an insurer may pay a dividend without prior approval of the insurance regulator when the amount of the dividend is below certain regulatory thresholds. Other foreign jurisdictions may restrict the ability of our foreign insurance subsidiaries to pay dividends. Various other regulatory restrictions also limit cash loans and advances to us by our subsidiaries.
Largely as a result of these restrictions, approximately $28.7 billion and $28.5 billion of the statutory capital and surplus of our consolidated insurance subsidiaries were restricted from transfer to AIG Parent without prior approval of state insurance regulators at June 30, 2024 and December 31, 2023, respectively.
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
Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from July 1, 2024 to July 26, 2024, we repurchased approximately 6 million shares of AIG Common Stock for an aggregate purchase price of approximately $459 million.
DIVIDENDS DECLARED
On July 31, 2024, our Board of Directors declared a cash dividend on AIG Common Stock of $0.40 per share, payable on September 30, 2024 to shareholders of record on September 16, 2024.

AIG | Second Quarter 2024 Form 10-Q	51

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Equity

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, March 31, 2024, net of tax	$(66)	$(11,702)	$(493)	$1,535	$(3,329)	$(814)	$(14,869)
Change in unrealized appreciation (depreciation) of investments*	(19)	(1,036)	—	—	—	—	(1,055)
Change in other	—	(9)	—	—	—	—	(9)
Change in fair value of market risk benefits, net	—	—	159	—	—	—	159
Change in discount rates	—	—	—	262	—	—	262
Change in future policy benefits	—	67	—	—	—	—	67
Change in foreign currency translation adjustments	—	—	—	—	85	—	85
Change in net actuarial loss	—	—	—	—	—	10	10
Change in prior service cost	—	—	—	—	—	1	1
Change in deferred tax asset (liability)	3	52	(34)	(72)	13	(2)	(40)
Corebridge deconsolidation, net of tax	42	8,513	330	(1,583)	(88)	—	7,214
Total other comprehensive income	26	7,587	455	(1,393)	10	9	6,694
Corebridge noncontrolling interests	2	693	38	(120)	(3)	—	610
Balance, June 30, 2024, net of tax	$(38)	$(3,422)	$—	$22	$(3,322)	$(805)	$(7,565)
Balance, March 31, 2023, net of tax	$(134)	$(17,129)	$(226)	$2,150	$(3,094)	$(896)	$(19,329)
Change in unrealized appreciation (depreciation) of investments*	104	(2,383)	—	—	—	—	(2,279)
Change in other	—	(159)	—	—	—	—	(159)
Change in fair value of market risk benefits, net	—	—	(241)	—	—	—	(241)
Change in discount rates	—	—	—	531	—	—	531
Change in future policy benefits	—	137	—	—	—	—	137
Change in foreign currency translation adjustments	—	—	—	—	(25)	—	(25)
Change in net actuarial loss	—	—	—	—	—	78	78
Change in prior service cost	—	—	—	—	—	2	2
Change in deferred tax asset (liability)	(20)	407	51	(158)	(34)	(28)	218
Total other comprehensive income (loss)	84	(1,998)	(190)	373	(59)	52	(1,738)
Corebridge noncontrolling interests	4	2,125	54	(345)	(10)	(1)	1,827
Noncontrolling interests	14	(347)	(47)	111	11	—	(258)
Balance, June 30, 2023, net of tax	$(60)	$(16,655)	$(315)	$2,067	$(3,174)	$(845)	$(18,982)

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, December 31, 2023, net of tax	$(106)	$(10,888)	$(476)	$1,233	$(2,979)	$(821)	$(14,037)
Change in unrealized appreciation (depreciation) of investments*	53	(2,310)	—	—	—	—	(2,257)
Change in other	—	(4)	—	—	—	—	(4)
Change in fair value of market risk benefits, net	—	—	130	—	—	—	130
Change in discount rates	—	—	—	959	—	—	959
Change in future policy benefits	—	(59)	—	—	—	—	(59)
Change in foreign currency translation adjustments	—	—	—	—	(254)	—	(254)
Change in net actuarial loss	—	—	—	—	—	17	17
Change in prior service cost	—	—	—	—	—	3	3
Change in deferred tax asset (liability)	(12)	157	(28)	(224)	(1)	(4)	(112)
Corebridge deconsolidation, net of tax	42	8,513	330	(1,583)	(88)	—	7,214
Total other comprehensive income (loss)	83	6,297	432	(848)	(343)	16	5,637
Corebridge noncontrolling interests	2	610	33	(105)	(3)	—	537
Noncontrolling interests	17	(559)	(11)	258	(3)	—	(298)
Balance, June 30, 2024, net of tax	$(38)	$(3,422)	$—	$22	$(3,322)	$(805)	$(7,565)

52	AIG | Second Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Equity

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, December 31, 2022, net of tax	$(136)	$(20,675)	$(284)	$2,459	$(3,056)	$(924)	$(22,616)
Change in unrealized appreciation (depreciation) of investments*	113	2,613	—	—	—	—	2,726
Change in other	—	(53)	—	—	—	—	(53)
Change in fair value of market risk benefits, net	—	—	(146)	—	—	—	(146)
Change in discount rates	—	—	—	4	—	—	4
Change in future policy benefits	—	37	—	—	—	—	37
Change in foreign currency translation adjustments	—	—	—	—	(44)	—	(44)
Change in net actuarial loss	—	—	—	—	—	105	105
Change in prior service cost	—	—	—	—	—	2	2
Change in deferred tax asset (liability)	(23)	(343)	31	(51)	(43)	(27)	(456)
Total other comprehensive income (loss)	90	2,254	(115)	(47)	(87)	80	2,175
Corebridge noncontrolling interests	4	2,125	54	(345)	(10)	(1)	1,827
Noncontrolling interests	18	359	(30)	—	21	—	368
Balance, June 30, 2023, net of tax	$(60)	$(16,655)	$(315)	$2,067	$(3,174)	$(845)	$(18,982)
*Includes net unrealized gains and losses attributable to businesses held for sale or reclassified to discontinued operations at June 30, 2024 and 2023.
The following table presents the other comprehensive income (loss) reclassification adjustments for the three and six months ended June 30, 2024 and 2023, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Three Months Ended June 30, 2024
Unrealized change arising during period	$(13)	$(811)	$159	$262	$85	$3	$(315)
Less: Reclassification adjustments included in net income	(36)	(8,346)	(330)	1,583	88	(8)	(7,049)
Total other comprehensive income (loss), before income tax expense (benefit)	23	7,535	489	(1,321)	(3)	11	6,734
Less: Income tax expense (benefit)	(3)	(52)	34	72	(13)	2	40
Total other comprehensive income (loss), net of income tax expense (benefit)	$26	$7,587	$455	$(1,393)	$10	$9	$6,694

Three Months Ended June 30, 2023
Unrealized change arising during period	$97	$(2,739)	$(241)	$531	$(25)	$72	$(2,305)
Less: Reclassification adjustments included in net income	(7)	(334)	—	—	—	(8)	(349)
Total other comprehensive income (loss), before income tax expense (benefit)	104	(2,405)	(241)	531	(25)	80	(1,956)
Less: Income tax expense (benefit)	20	(407)	(51)	158	34	28	(218)
Total other comprehensive income (loss), net of income tax expense (benefit)	$84	$(1,998)	$(190)	$373	$(59)	$52	$(1,738)

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Six Months Ended June 30, 2024
Unrealized change arising during period	$53	$(2,643)	$130	$959	$(254)	$5	$(1,750)
Less: Reclassification adjustments included in net income	(42)	(8,783)	(330)	1,583	88	(15)	(7,499)
Total other comprehensive income (loss), before of income tax expense (benefit)	95	6,140	460	(624)	(342)	20	5,749
Less: Income tax expense (benefit)	12	(157)	28	224	1	4	112
Total other comprehensive income (loss), net of income tax expense (benefit)	$83	$6,297	$432	$(848)	$(343)	$16	$5,637

Six Months Ended June 30, 2023
Unrealized change arising during period	$90	$1,827	$(146)	$4	$(44)	$90	$1,821
Less: Reclassification adjustments included in net income	(23)	(770)	—	—	—	(17)	(810)
Total other comprehensive income (loss), before income tax expense (benefit)	113	2,597	(146)	4	(44)	107	2,631

AIG | Second Quarter 2024 Form 10-Q	53

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Equity

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Less: Income tax expense (benefit)	23	343	(31)	51	43	27	456
Total other comprehensive income (loss), net of income tax expense (benefit)	$90	$2,254	$(115)	$(47)	$(87)	$80	$2,175
The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Condensed Consolidated Statements of Income (Loss)(a):

	Amount Reclassified from AOCI		Affected Line Item in the
	Three Months Ended June 30,		Condensed Consolidated
(in millions)	2024	2023	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$6	$(7)	Net realized gains (losses)
Total	6	(7)
Unrealized appreciation (depreciation) of all other investments
Investments	167	(334)	Net realized gains (losses)
Total	167	(334)
Change in retirement plan liabilities adjustment
Prior-service credit	(1)	—	(b)
Actuarial losses	(7)	(8)	(b)
Total	(8)	(8)
Corebridge deconsolidation, net of tax	(7,214)	—	(c)
Total reclassifications for the period	$(7,049)	$(349)
	Amount Reclassified from AOCI		Affected Line Item in the
	Six Months Ended June 30,		Condensed Consolidated
(in millions)	2024	2023	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$—	$(23)	Net realized gains (losses)
Total	—	(23)
Unrealized appreciation (depreciation) of all other investments
Investments	(270)	(770)	Net realized gains (losses)
Total	(270)	(770)
Change in retirement plan liabilities adjustment
Prior-service credit	(1)	(1)	(b)
Actuarial losses	(14)	(16)	(b)
Total	(15)	(17)
Corebridge deconsolidation, net of tax	(7,214)	—	(c)
Total reclassifications for the period	$(7,499)	$(810)
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
(c)Represents adjustments related to the deconsolidation of Corebridge which is reflected in Income (loss) from discontinued operations, net of taxes. See the rollforward of Accumulated other comprehensive income (loss) above for further details.

54	AIG | Second Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Earnings Per Common Share (EPS)

15. Earnings Per Common Share (EPS)
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
The following table presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per common share data)	2024	2023	2024	2023
Numerator for EPS:
Income from continuing operations	$475	$841	$1,272	$1,178
Less: Preferred stock dividends and preferred stock redemption premiums	—	8	22	15
Income attributable to AIG common shareholders from continuing operations	475	833	1,250	1,163

Income (loss) from discontinued operations, net of income tax expense	(4,359)	850	(3,556)	426
Less: Net income attributable to noncontrolling interests	93	198	477	81
Income (loss) from discontinued operations, net of noncontrolling interest	(4,452)	652	(4,033)	345
Net income (loss) attributable to AIG common shareholders	$(3,977)	$1,485	$(2,783)	$1,508
Denominator for EPS:
Weighted average common shares outstanding - basic	661,092,967	725,754,549	671,834,907	732,175,533
Dilutive common shares	5,862,201	4,792,563	5,623,436	5,115,161
Weighted average common shares outstanding - diluted(a)	666,955,168	730,547,112	677,458,343	737,290,694
Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$0.72	$1.15	$1.86	$1.59
Income (loss) from discontinued operations	$(6.74)	$0.90	$(6.00)	$0.47
Income (loss) attributable to AIG common shareholders	$(6.02)	$2.05	$(4.14)	$2.06
Diluted:
Income from continuing operations	$0.71	$1.14	$1.85	$1.58
Income (loss) from discontinued operations	$(6.67)	$0.89	$(5.96)	$0.47
Income (loss) attributable to AIG common shareholders	$(5.96)	$2.03	$(4.11)	$2.05
(a)Potential dilutive common shares include our share-based employee compensation plans. The number of potential common shares excluded from diluted shares outstanding was 0.1 million and 0.1 million for the three and six months ended June 30, 2024, respectively, and 6.6 million and 5.5 million for the three and six months ended June 30, 2023, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.
For information regarding our repurchases of AIG Common Stock, see Note 14.

AIG | Second Quarter 2024 Form 10-Q	55

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Income Taxes

16. Income Taxes
BASIS OF PRESENTATION
We file a consolidated U.S. federal income tax return with our eligible U.S. subsidiaries. Income earned by subsidiaries operating outside the U.S. is taxed, and income tax expense is recorded, based on applicable U.S. and foreign laws.
TAX ACCOUNTING POLICIES
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
INTERIM TAX EXPENSE (BENEFIT)
For the three months ended June 30, 2024, the effective tax rate on income from continuing operations was 23.0 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, state and local income taxes and certain non-deductible expenses, partially offset by tax benefits related to the dividends received deduction applicable to post-deconsolidation Corebridge dividends and tax exempt income. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the six months ended June 30, 2024, the effective tax rate on income from continuing operations was 24.1 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, state and local income taxes and certain non-deductible expenses, partially offset by tax benefits related to the dividends received deduction applicable to post-deconsolidation Corebridge dividends, tax exempt income and excess tax benefits related to share-based compensation payments recorded through the income statement. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the three months ended June 30, 2023, the effective tax rate on income from continuing operations was 5.1 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits related to the potential resolution of an IRS audit matter, net of an increase in associated uncertain tax benefits and tax exempt income, partially offset by tax charges associated with the effect of foreign operations, tax implications related to the announced sale of Validus Re, foreign valuation allowance changes, and state and local income taxes. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the six months ended June 30, 2023, the effective tax rate on income from continuing operations was 8.5 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits related to the potential resolution of an IRS audit matter, net of an increase in associated uncertain tax benefits, tax exempt income, excess tax benefits related to share-based compensation payments recorded through the income statement and tax adjustments related to prior year returns. These tax benefits were partially offset by tax charges associated with the effect of foreign operations, tax implications related to the announced sale of Validus Re, foreign valuation allowance changes, and state and local income taxes. The effect of

56	AIG | Second Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Income Taxes

foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
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
During the second quarter, taxable income projections were updated to reflect the latest projections of income for our insurance and non-insurance companies, and projections of taxable income generated from prudent and feasible tax planning strategies. Given there is a shorter carryforward period to utilize remaining net operating losses, we continue to consider multiple data points and stresses. Additionally, significant market volatility continues to impact actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the net operating losses and foreign tax credit carryforwards, we have considered forecasts of future income for each of our businesses, including assumptions about future macroeconomic and AIG-specific conditions and events, and any impact these conditions and events may have on our prudent and feasible tax planning strategies. We also subjected the forecasts to a variety of stresses of key assumptions and evaluated the effect on tax attribute utilization.
To the extent that the valuation allowance is attributed to changes in forecast of current year taxable income, the impact is included in our estimated annualized effective tax rate. A valuation allowance related to changes in forecasts of income in future periods as well as other items not related to the current year is recorded discretely.
After factoring in multiple data points and assessing the relative weight of all positive and negative evidence, we concluded that a valuation allowance of $300 million should remain on a portion of AIG's U.S. federal consolidated income tax group tax attribute carryforwards that are not more likely than not to be realized. Accordingly, during the six months ended June 30, 2024, we recorded no change in valuation allowance.
For the six months ended June 30, 2024, recent changes in market conditions, including changes in interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of our general insurance and non-insurance companies, resulting in an increase to deferred tax assets related to net unrealized tax capital losses. The deferred tax assets relate to the unrealized tax capital losses for which the carryforward period has not yet begun. As of June 30, 2024, based on all available evidence, we concluded that a valuation allowance of $0.6 billion is necessary on a portion of the deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized. For the three and six months ended June 30, 2024, we recorded an increase in valuation allowance of $12 million and $23 million, respectively, associated with the unrealized tax capital losses in AIG's available for sale securities portfolio. The valuation allowance increase was allocated to other comprehensive income.
For the six months ended June 30, 2024, we recognized a net $6 million decrease in deferred tax asset valuation allowance associated with certain foreign jurisdictions.
TAX EXAMINATIONS
We are currently under examination by the IRS for the tax years 2011 through 2019, and are engaging in the Appeals process for certain disagreed issues related to tax years 2007 through 2010.
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
At both June 30, 2024 and December 31, 2023, our unrecognized tax benefits, excluding interest and penalties, were $1.4 billion. At both June 30, 2024 and December 31, 2023, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.4 billion. Unrecognized tax benefits that would not affect the effective tax rate generally relate to such factors as the timing, rather than the permissibility of the deduction.
Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At both June 30, 2024 and December 31, 2023, we had accrued liabilities of $52 million, for the payment of interest (net of the federal benefit) and penalties. For the six months ended June 30, 2024 and June 30, 2023, we accrued benefit of $0 million and $4 million, respectively, for the payment of interest and penalties.
Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

AIG | Second Quarter 2024 Form 10-Q	57

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

Cautionary Statement Regarding Forward-Looking Information and Factors That May Affect Future Results
This Quarterly Report on Form 10-Q and other publicly available documents may include, and members of AIG management may from time to time make and discuss, statements which, to the extent they are not statements of historical or present fact, may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward‑looking statements are intended to provide management’s current expectations or plans for AIG’s future operating and financial performance, based on assumptions currently believed to be valid and accurate. Forward-looking statements are often preceded by, followed by or include words such as “will,” “believe,” “anticipate,” “expect,” “expectations,” “intend,” “plan,” “strategy,” “prospects,” “project,” “anticipate,” “should,” “guidance,” “outlook,” “confident,” “focused on achieving,” “view,” “target,” “goal,” “estimate” and other words of similar meaning in connection with a discussion of future operating or financial performance. These statements may include, among other things, projections, goals and assumptions that relate to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expense reduction efforts, the outcome of contingencies such as legal proceedings, anticipated organizational, business or regulatory changes, such as the separation and accounting deconsolidation of the Life and Retirement business from AIG, the effect of catastrophic events, both natural and man-made, and macroeconomic and/or geopolitical events, anticipated dispositions, monetization and/or acquisitions of businesses or assets, the successful integration of acquired businesses, management succession and retention plans, exposure to risk, trends in operations and financial results, and other statements that are not historical facts.

58	AIG | Second Quarter 2024 Form 10-Q

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
•the occurrence of catastrophic events, both natural and man-made, including the effects of climate change, geopolitical events and conflicts and civil unrest;
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
•AIG's ability to realize expected strategic, financial, operational or other benefits from the separation and accounting deconsolidation of Corebridge Financial, Inc. (Corebridge) as well as AIG’s continuing equity market exposure to Corebridge;
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
•nonperformance or defaults by counterparties;
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
•changes in accounting principles and financial reporting requirements or their applicability to AIG, including as a result of the accounting deconsolidation of Corebridge;
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

AIG | Second Quarter 2024 Form 10-Q	59

60	AIG | Second Quarter 2024 Form 10-Q

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
Book value per share, excluding investments related cumulative unrealized gains and losses in accumulated other comprehensive income (loss) (AOCI) adjusted for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets (collectively, Investments AOCI) (Adjusted book value per share) is used to show the amount of our net worth on a per share basis after eliminating the fair value of investments that can fluctuate significantly from period to period due to changes in market conditions. In addition, we adjusted for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets held by AIG in support of Fortitude Re’s reinsurance obligations to AIG (Fortitude Re funds withheld assets) since these fair value movements are economically transferred to Fortitude Re. Adjusted book value per share is derived by dividing total AIG common shareholders’ equity, excluding Investments AOCI (AIG adjusted common equity) by total common shares outstanding.
Book Value per share, excluding Goodwill, Value of business acquired (VOBA), Value of distribution channel acquired (VODA) and Other intangible assets (Tangible book value per share) is used to provide a useful measure of the realizable shareholder value on a per share basis. Tangible book value per share is derived by dividing Total AIG common shareholders’ equity, excluding intangible assets (AIG tangible common shareholders’ equity) by total common shares outstanding.
Book value per share, excluding Investments AOCI, deferred tax assets (DTA) and AIG’s ownership interest in Corebridge (Core operating book value per share) is used to show the amount of our net worth on a per share basis after eliminating Investments AOCI, DTA and AIG’s ownership interest in Corebridge. We believe this measure is useful to investors because it eliminates fair value of investments that can fluctuate significantly from period to period due to changes in market conditions. We also exclude only the portion of DTA representing U.S. tax attributes related to net operating loss carryforwards (NOLs) and corporate alternative minimum tax credits (CAMTCs) and foreign tax credits (FTCs) that have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As NOLs, CAMTCs and FTCs are utilized, the portion of the DTA utilized is included. We exclude AIG’s ownership interest in Corebridge since it is not a core long-term investment for AIG. Core operating book value per share is derived by dividing total AIG common shareholders’ equity, excluding Investments AOCI, DTA and AIG’s ownership interest in Corebridge (AIG core operating shareholders’ equity) by total common shares outstanding.
Return on equity – Adjusted after-tax income excluding Investments AOCI (Adjusted return on equity) is used to show the rate of return on common shareholders’ equity excluding Investments AOCI. We believe this measure is useful to investors because it eliminates fair value of investments which can fluctuate significantly from period to period due to changes in market conditions. Adjusted return on equity is derived by dividing actual or, for interim periods, annualized adjusted after-tax income attributable to AIG common shareholders by average AIG adjusted common shareholders’ equity.
Return on Equity – Adjusted After-tax Income, Excluding Goodwill, VOBA, VODA and Other Intangible assets (Return on tangible equity) is used to show the return on AIG tangible common shareholder’s equity, which we believe is a useful measure of realizable shareholder value. We exclude Goodwill, VOBA, VODA and Other intangible assets from AIG common shareholders’ equity to derive AIG tangible common shareholders’ equity. Return on AIG tangible common equity is derived by dividing actual or, for interim periods, annualized adjusted after-tax income attributable to AIG common shareholders by average AIG tangible common equity.
Return on equity – Adjusted after-tax income excluding Investments AOCI, DTA and AIG’s ownership interest in Corebridge (Core operating return on equity) is used to show the rate of return on common shareholders’ equity excluding Investments AOCI, DTA and AIG’s ownership interest in Corebridge. We believe this measure is useful to investors because it eliminates fair value of investments that can fluctuate significantly from period to period due to changes in market conditions. We also exclude only the portion of DTA representing U.S. tax attributes related to NOLs and CAMTCs and FTCs that have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As NOLs, CAMTCs and FTCs are utilized, the portion of the DTA utilized is included. We exclude AIG’s ownership interest in Corebridge since it is not a core long-term investment for AIG. This metric will provide greater insight as to the underlying profitability of our property and casualty business. Core operating return on equity is derived by dividing actual or, for interim periods, annualized adjusted after-tax income attributable to AIG common shareholders by average AIG core operating shareholders’ equity.

AIG | Second Quarter 2024 Form 10-Q	61

ITEM 2 | Use of Non-GAAP Measures

Adjusted revenues exclude Net realized gains (losses), income from non-operating litigation settlements (included in Other income for GAAP purposes) and income from elimination of the international reporting lag. Adjusted revenues is a GAAP measure for our segments.
Adjusted pre-tax income is derived by excluding the items set forth below from income from continuing operations before income tax. This definition is consistent across our segments. These items generally fall into one or more of the following broad categories: legacy matters having no relevance to our current businesses or operating performance; adjustments to enhance transparency to the underlying economics of transactions; and measures that we believe to be common to the industry. APTI is a GAAP measure for our segments. Excluded items include the following:
•changes in the fair values of equity securities and AIG's ownership interest in Corebridge;
•net investment income on Fortitude Re funds withheld assets;
•net realized gains and losses on Fortitude Re funds withheld assets;
•loss (gain) on extinguishment of debt;
•all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication. Earned income on such economic hedges is reclassified from net realized gains and losses to specific APTI line items based on the economic risk being hedged (e.g. net investment income);
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
Adjusted after-tax income attributable to AIG common shareholders is derived by excluding the tax effected adjusted pre-tax income (APTI) adjustments described above, dividends on preferred stock and preferred stock redemption premiums, noncontrolling interest on net realized gains (losses), other non-operating expenses and the following tax items from net income attributable to AIG:
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
Results from discontinued operations, including Corebridge, are excluded from all of these measures.

62	AIG | Second Quarter 2024 Form 10-Q

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
Certain critical accounting estimates were eliminated as a result of the Corebridge deconsolidation. There were no changes to the remaining critical accounting estimates. For further details, see Note 4 to the Condensed Consolidated Financial Statements.
For a detailed discussion of our critical accounting estimates, see Part II, Item 7. MD&A – Critical Accounting Estimates in the 2023 Annual Report.

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

AIG | Second Quarter 2024 Form 10-Q	63

ITEM 2 | Executive Summary
OPERATING STRUCTURE
In September 2022, AIG closed on the initial public offering of Corebridge. Since September 2022 and through June 9, 2024, AIG sold portions of its interests in Corebridge through secondary public offerings. On June 9, 2024, AIG held 48.4 percent of Corebridge common stock, waived its right to majority representation on the Corebridge Board of Directors and one of AIG's designees resigned from the Corebridge Board of Directors as of June 9, 2024 (Deconsolidation Date). As a result, AIG met the requirements for the deconsolidation of Corebridge. The historical financial results of Corebridge, for all periods presented, are reflected in these Condensed Consolidated Financial Statements as discontinued operations.
Due to share repurchases by Corebridge after the Deconsolidation Date, as of June 30, 2024, AIG held 49.0 percent of the outstanding common stock of Corebridge.
As a result of the Corebridge deconsolidation, we no longer present a Life and Retirement segment and no longer include asset management and Corebridge Life Holdings, Inc. interest and general expenses within the Other Operations segment. Historical results of Other Operations have been revised to reflect these changes. Previously reported results for the General Insurance segment were not impacted by the deconsolidation of Corebridge. As of June 30, 2024, AIG reports the results of its businesses through two segments – General Insurance and Other Operations. General Insurance consists of two operating segments – North America and International. Other Operations is primarily comprised of corporate and consolidation and eliminations.
For additional information on our business segments, see Note 3 to the Condensed Consolidated Financial Statements, and for information regarding the separation of Life and Retirement and the sale of our global individual personal travel insurance and assistance business, see Notes 1 and 4 to the Condensed Consolidated Financial Statements.
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

Other Operations

Other Operations primarily consists of income from assets held by AIG Parent and other corporate subsidiaries, deferred tax assets related to tax attributes, corporate expenses and intercompany eliminations, results of our consolidated investment entities, General Insurance portfolios in run-off as well as the historical results of our legacy insurance lines ceded to Fortitude Re.

64	AIG | Second Quarter 2024 Form 10-Q

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
On March 6, 2024, the SEC adopted its climate-related disclosure rules, which require registrants to provide detailed climate-related disclosures in registration statements and periodic reports. Other jurisdictions in which we operate, including the European Union, have adopted or are considering similar (and in some cases more stringent) climate-and sustainability-related requirements. We are evaluating the potential impacts of these requirements at this time, including in connection with ongoing litigation challenging such requirements and the SEC's stay of its requirements pending judicial review. If and when such requirements become effective, they may significantly increase the complexity of AIG’s periodic reporting as a U.S. public company and/or in other jurisdictions.
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
Impact of Changes in the Interest Rate Environment
Certain key U.S. benchmark rates continued to rise in 2024 as markets reacted to heightened inflation measures, geopolitical risk, and the Board of Governors of the Federal Reserve System implementing multiple increases to short term interest rates. Our net investment income is significantly impacted by market interest rates as well as the deployment of asset allocation strategies to manage duration, enhance yield and manage interest rate risk. As interest rates increase, so too does our ability to reinvest future cash inflows from premiums, as well as sales and maturities of existing investments, at more favorable rates. For additional information on our investment and asset-liability management strategies, see Investments.
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

AIG | Second Quarter 2024 Form 10-Q	65

ITEM 2 | Executive Summary
General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
Rate for 1 USD	2024	2023	Change	2024	2023	Change
Currency:
GBP	0.79	0.81	(2)%	0.79	0.82	(4)%
EUR	0.93	0.92	1%	0.92	0.93	(1)%
JPY	153.24	134.75	14%	149.92	133.79	12%
Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three and six months ended June 30, 2024 and 2023. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.
For information regarding the critical accounting estimates that affect our results of operations, see Critical Accounting Estimates above and Part II, Item 7. MD&A – Critical Accounting Estimates in the 2023 Annual Report.
The following table presents our consolidated results of operations and other key financial metrics:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
(in millions)	2024	2023		2024	2023
Revenues:
Premiums	$5,748	$6,614	(13)%	$11,619	$12,990	(11)%
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	957	812	18	1,897	1,604	18
Net investment income - Fortitude Re funds withheld assets	33	25	32	72	77	(6)
Total net investment income	990	837	18	1,969	1,681	17
Net realized gains (losses):
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(187)	(65)	(188)	(246)	(382)	36
Net realized losses on Fortitude Re funds withheld assets	(1)	(7)	86	(20)	(61)	67
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	8	58	(86)	(1)	(82)	99
Total net realized losses	(180)	(14)	NM	(267)	(525)	49
Other income	2	(1)	NM	2	(1)	NM
Total revenues	6,560	7,436	(12)	13,323	14,145	(6)
Benefits, losses and expenses:
Losses and loss adjustment expenses incurred	3,467	3,979	(13)	6,980	7,883	(11)
Amortization of deferred policy acquisition costs	842	933	(10)	1,680	1,972	(15)
General operating and other expenses	1,610	1,494	8	2,848	2,737	4
Interest expense	125	129	(3)	241	253	(5)
Loss on extinguishment of debt	1	—	NM	1	—	NM
Net (gain) loss on divestitures and other	(102)	15	NM	(102)	12	NM
Total benefits, losses and expenses	5,943	6,550	(9)	11,648	12,857	(9)
Income from continuing operations before income tax expense	617	886	(30)	1,675	1,288	30
Income tax expense	142	45	216	403	110	266
Income from continuing operations	475	841	(44)	1,272	1,178	8
Income (loss) from discontinued operations, net of income taxes	(4,359)	850	NM	(3,556)	426	NM
Net income (loss)	(3,884)	1,691	NM	(2,284)	1,604	NM

66	AIG | Second Quarter 2024 Form 10-Q

ITEM 2 | Consolidated Results of Operations

	Three Months Ended June 30,		Percentage Change		Six Months Ended June 30,		Percentage Change
(in millions)	2024	2023			2024	2023
Less: Net income attributable to noncontrolling interests	93	198	(53)		477	81	489
Net income (loss) attributable to AIG	(3,977)	1,493	NM		(2,761)	1,523	NM
Less: Dividends on preferred stock and preferred stock redemption premiums	—	8	NM		22	15	47
Net income (loss) attributable to AIG common shareholders	$(3,977)	$1,485	NM	%	$(2,783)	$1,508	NM	%

(in millions, except per share data)	June 30, 2024	December 31, 2023
Balance sheet data:
Total assets	$167,890	$539,306
Long-term debt	9,861	10,375
Debt of consolidated investment entities	79	231
Total AIG shareholders’ equity	44,445	45,351
Book value per share	68.40	65.14
Adjusted book value per share	72.78	78.50
Tangible book value per share	62.56	59.60
Core operating book value per share	53.35	52.74
NET INCOME (LOSS) ATTRIBUTABLE TO AIG COMMON SHAREHOLDERS
Three Months Ended June 30, 2024 and 2023 Comparison
Net income (loss) attributable to AIG common shareholders decreased $5.5 billion due to the following:
•a decrease in Income (loss) from discontinued operations, net of income taxes of $5.2 billion primarily as a result of the loss on deconsolidation of Corebridge of $4.7 billion as well as the decline in Corebridge net income;
•a decrease in underwriting income in General Insurance of $164 million, reflecting lower net favorable prior year reserve development and higher catastrophe losses and partially offset by improvement in the accident year loss ratio, as adjusted, primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions;
•a decrease in Net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $122 million, driven by a $71 million decrease in foreign exchange gains and higher losses on sales of securities of $80 million, partially offset by derivative and hedge activity gains of $68 million;
•an increase in General operating and other expenses primarily due to a severance charge of $285 million and asset impairment of $53 million as a result of restructuring activities; and
•an increase in income tax expense of $97 million as a result of prior year discrete items partially offset by lower income from continuing operations.
The decrease in Net income (loss) attributable to AIG common shareholders was partially offset by the following, on a pre-tax basis:
•an increase in Net investment income of $153 million primarily driven by dividends received from Corebridge of $68 million and changes in its stock price of $65 million, an increase in the fair value of fixed maturity securities where we elected the fair value option of $16 million as a result of the higher interest rate environment and higher available for sale fixed maturity sales of $5 million, partially offset by a decrease in the fair value of equity securities of $45 million and lower returns on our alternative investments of $12 million; and
•a decrease in income attributable to noncontrolling interest of $105 million primarily driven by lower ownership interest in Corebridge.
Six Months Ended June 30, 2024 and 2023 Comparison
Net income (loss) attributable to AIG common shareholders decreased $4.3 billion due to the following:
•a decrease in Income (loss) from discontinued operations, net of income taxes of $4.0 billion primarily as a result of the loss on deconsolidation of Corebridge of $4.7 billion;
•an increase in income attributable to noncontrolling interest of $396 million primarily driven by increase in net income at Corebridge compared to 2023; and
•a decrease in underwriting income in General Insurance of $70 million, reflecting lower net favorable prior year reserve development partially offset by lower catastrophe losses and improvement in the accident year loss ratio, primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions;

AIG | Second Quarter 2024 Form 10-Q	67

ITEM 2 | Consolidated Results of Operations

•an increase in income tax expense $293 million as a result of prior year discrete items partially offset by lower income from continuing operations.
The decrease in Net income (loss) attributable to AIG common shareholders was partially offset by the following, on a pre-tax basis:
•an increase in Net investment income of $288 million primarily driven by dividends received from Corebridge of $68 million and changes in its stock price of $65 million, higher income on available for sale fixed maturity securities of $126 million, partially offset by lower returns on our alternative investments of $53 million;
•an increase in Net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $136 million, driven by a $146 million decrease in losses from sales of securities and a $44 million increase in derivative and hedge activity, partially offset by foreign exchange losses of $44 million; and
•an increase in Net realized gains on Fortitude Re funds withheld embedded derivative of $81 million driven by interest rate movement and higher Net realized losses on Fortitude Re funds withheld assets of $41 million.
INCOME TAX EXPENSE ANALYSIS
For the three months ended June 30, 2024 and 2023, the effective tax rate on income (loss) from continuing operations was 23.0 percent and 5.1 percent, respectively. For the six months ended June 30, 2024 and 2023, the effective tax rate on income (loss) from continuing operations was 24.1 percent and 8.5 percent, respectively.
For additional information, see Note 16 to the Condensed Consolidated Financial Statements.
NON-GAAP RECONCILIATIONS
The following tables present reconciliations of Book value per share to Adjusted book value per share, Tangible book value per share and Core operating book value per share, which are non-GAAP measures. For additional information, see Use of Non-GAAP Measures.

	June 30,	December 31,
(in millions, except per share data)	2024	2023
Total AIG shareholders' equity	$44,445	$45,351
Preferred equity	—	485
Total AIG common shareholders' equity	44,445	44,866
Less: Investments related AOCI	(3,460)	(10,994)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(615)	(1,791)
Subtotal: Investments AOCI	(2,845)	(9,203)
Adjusted common shareholders' equity	$47,290	$54,069

Total common shares outstanding	649.8	688.8

Book value per share	$68.40	$65.14
Adjusted book value per share	72.78	78.50

	June 30,	December 31,
(in millions, except per share data)	2024	2023
Total AIG shareholders' equity	$44,445	$45,351
Preferred equity	—	485
Total AIG common shareholders' equity	44,445	44,866
Less Intangible Assets:
Goodwill	3,407	3,422
Value of distribution channel acquired	136	145
Other intangibles	249	249
Total intangibles assets	3,792	3,816
AIG tangible common shareholders' equity	$40,653	41,050

Total common shares outstanding	649.8	688.8

Book value per share	$68.40	$65.14
Tangible book value per share	62.56	59.60

68	AIG | Second Quarter 2024 Form 10-Q

ITEM 2 | Consolidated Results of Operations

	June 30,	December 31,
(in millions, except per share data)	2024	2023
Total AIG shareholders' equity	$44,445	$45,351
Preferred equity	—	485
Total AIG common shareholders' equity	44,445	44,866
Less: AIG's ownership interest in Corebridge	8,567	6,738
Less: Investments related AOCI - AIG	(3,460)	(3,084)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets - AIG	(615)	(573)
Subtotal: Investments AOCI - AIG	(2,845)	(2,511)
Less: Deferred tax assets	4,059	4,313
AIG core operating shareholders' equity	$34,664	$36,326

Total common shares outstanding	649.8	688.8

Book value per share	$68.40	$65.14
Core operating book value per share	53.35	52.74
The following tables present reconciliations of Return on equity to Adjusted return on equity, Tangible return on equity and Core operating return on equity, which are non-GAAP measures. For additional information, see Use of Non-GAAP Measures.

	Three Months Ended June 30,			Six Months Ended June 30,			Year Ended December 31,
(dollars in millions)	2024		2023	2024		2023	2023
Actual or annualized net income (loss) attributable to AIG common shareholders	$(15,908)		$5,940	$(5,566)		$3,016	$3,614
Actual or annualized adjusted after-tax income attributable to AIG common shareholders	3,100		3,108	3,286		3,080	3,181

Average AIG common shareholders' equity	$43,915		$42,401	$44,232		$41,762	$41,930
Less: Average investments AOCI	(6,355)		(14,615)	(7,304)		(15,726)	(14,836)
Average adjusted AIG common shareholders' equity	$50,270		$57,016	$51,536		$57,488	$56,766
Return on equity	NM	%	14.0%	NM	%	7.2%	8.6%
Adjusted return on equity	6.2%		5.5%	6.4%		5.4%	5.6%

	Three Months Ended June 30,			Six Months Ended June 30,			Year Ended December 31,
(dollars in millions)	2024		2023	2024		2023	2023
Actual or annualized net income (loss) attributable to AIG common shareholders	$(15,908)		$5,940	$(5,566)		$3,016	$3,614
Actual or annualized adjusted after-tax income attributable to AIG common shareholders	3,100		3,108	3,286		3,080	3,181

Average AIG common shareholders' equity	$43,915		$42,401	$44,232		$41,762	$41,930
Less: Average intangibles	3,796		4,156	3,803		4,250	4,070
Average AIG tangible common shareholders' equity	$40,119		$38,245	$40,429		$37,512	$37,860
Return on equity	NM	%	14.0%	NM	%	7.2%	8.6%
Return on tangible equity	7.7%		8.1%	8.1%		8.2%	8.4%

	Three Months Ended June 30,			Six Months Ended June 30,			Year Ended December 31,
(dollars in millions)	2024		2023	2024		2023	2023
Actual or annualized net income (loss) attributable to AIG common shareholders	$(15,908)		$5,940	$(5,566)		$3,016	$3,614
Actual or annualized adjusted after-tax income attributable to AIG common shareholders	3,100		3,108	3,286		3,080	3,181

Average AIG common shareholders' equity	$43,915		$42,401	$44,232		$41,762	$41,930
Less: Average AIG's ownership interest in Corebridge	7,580		7,812	7,299		8,104	7,376
Less: Average Investments AOCI - AIG	$(2,748)		(3,941)	(2,669)		(2,995)	(3,254)
Less: Average deferred tax assets	4,106		4,403	4,175		4,441	4,322
Average AIG core operating shareholders' equity	$34,977		$34,127	$35,427		$32,212	$33,486
Return on equity	NM	%	14.0%	NM	%	7.2%	8.6%
Core operating return on equity	8.9%		9.1%	9.3%		9.6%	9.5%

AIG | Second Quarter 2024 Form 10-Q	69

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of revenues to adjusted revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenues	$6,560	$7,436	$13,323	$14,145
Changes in the fair values of equity securities and AIG's investment in Corebridge	(59)	(41)	(147)	(62)
Other (income) expense - net	(15)	(8)	(17)	(23)
Net investment income on Fortitude Re funds withheld assets	(33)	(25)	(72)	(77)
Net realized losses on Fortitude Re funds withheld assets	1	7	20	61
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	(8)	(58)	1	82
Net realized losses(a)	188	67	240	386
Non-operating litigation reserves and settlements	—	—	—	(1)
Net impact from elimination of international reporting lag(b)	—	—	—	(4)
Adjusted revenues	$6,634	$7,378	$13,348	$14,507
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
(b)For additional information, see Note 1 to the Consolidated Financial Statements in the 2023 Annual Report.
The following table presents a reconciliation of pre-tax income (loss)/net income (loss) attributable to AIG to adjusted pre-tax income (loss)/adjusted after-tax income (loss) attributable to AIG:

Three Months Ended June 30,	2024				2023
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(d)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(d)	After Tax
Pre-tax income/net income (loss), including noncontrolling interests	$617	$142	$—	$(3,884)	$886	$45	$—	$1,691
Noncontrolling interests			(93)	(93)			(198)	(198)
Pre-tax income/net income (loss) attributable to AIG - including discontinued operations	$617	$142	$(93)	$(3,977)	$886	$45	$(198)	$1,493
Dividends on preferred stock and preferred stock redemption premiums				—				8
Net income (loss) attributable to AIG common shareholders				$(3,977)				$1,485
Changes in uncertain tax positions and other tax adjustments		2	—	(2)		228	—	(228)
Deferred income tax valuation allowance (releases) charges		1	—	(1)		(43)	—	43
Changes in the fair values of equity securities and AIG's investment in Corebridge	(59)	(12)	—	(47)	(41)	(9)	—	(32)
Loss on extinguishment of debt and preferred stock redemption premiums	1	—	—	1	—	—	—	—
Net investment income on Fortitude Re funds withheld assets	(33)	(7)	—	(26)	(25)	(5)	—	(20)
Net realized losses on Fortitude Re funds withheld assets	1	—	—	1	7	2	—	5
Net realized gains on Fortitude Re funds withheld embedded derivative	(8)	(2)	—	(6)	(58)	(12)	—	(46)
Net realized losses(a)	186	48	—	138	64	7	—	57
(Income) loss from discontinued operations				4,359				(850)
Net loss (gain) on divestitures and other	(102)	(16)	—	(86)	15	3	—	12
Non-operating litigation reserves and settlements	—	—	—	—	1	—	—	1
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	(62)	(13)	—	(49)	(18)	(4)	—	(14)
Net loss reserve discount charge	26	5	—	21	16	4	—	12
Pension expense related to lump sum payments to former employees	—	—	—	—	54	11	—	43
Integration and transaction costs associated with acquiring or divesting businesses	18	4	—	14	8	2	—	6
Restructuring and other costs(b)	426	90	—	336	125	26	—	99
Non-recurring costs related to regulatory or accounting changes	7	1	—	6	7	1	—	6
Noncontrolling interests(d)			93	93			198	198
Adjusted pre-tax income/Adjusted after-tax income attributable to AIG common shareholders	$1,018	$243	$—	$775	$1,041	$256	$—	$777
Weighted average diluted shares outstanding				667.0				730.5
Income (loss) per common share attributable to AIG common shareholders (diluted)				$(5.96)				$2.03
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)				$1.16				$1.06

70	AIG | Second Quarter 2024 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Six Months Ended June 30,	2024				2023
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(d)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(d)	After Tax
Pre-tax income/net income (loss), including noncontrolling interests	$1,675	$403	$—	$(2,284)	$1,288	$110	$—	$1,604
Noncontrolling interests			(477)	(477)			(81)	(81)
Pre-tax income/net income (loss) attributable to AIG - including discontinued operations	$1,675	$403	$(477)	$(2,761)	$1,288	$110	$(81)	$1,523
Dividends on preferred stock and preferred stock redemption premiums				22				15
Net income (loss) attributable to AIG common shareholders				$(2,783)				$1,508
Changes in uncertain tax positions and other tax adjustments		5	—	(5)		232	—	(232)
Deferred income tax valuation allowance (releases) charges		6	—	(6)		(46)	—	46
Changes in the fair values of equity securities and AIG's investment in Corebridge	(147)	(31)	—	(116)	(62)	(13)	—	(49)
Loss on extinguishment of debt and preferred stock redemption premiums	1	—	—	16	—	—	—	—
Net investment income on Fortitude Re funds withheld assets	(72)	(15)	—	(57)	(77)	(16)	—	(61)
Net realized losses on Fortitude Re funds withheld assets	20	4	—	16	61	13	—	48
Net realized losses on Fortitude Re funds withheld embedded derivative	1	—	—	1	82	17	—	65
Net realized losses(a)	241	55	—	186	383	89	—	294
(Income) loss from discontinued operations				3,556				(426)
Net loss (gain) on divestitures and other	(102)	(16)	—	(86)	12	2	—	10
Non-operating litigation reserves and settlements	—	—	—	—	—	—	—	—
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	(60)	(13)	—	(47)	(37)	(8)	—	(29)
Net loss reserve discount charge	102	21	—	81	80	17	—	63
Pension expense related to lump sum payments to former employees	—	—	—	—	54	11	—	43
Integration and transaction costs associated with acquiring or divesting businesses	15	3	—	12	8	2	—	6
Restructuring and other costs	493	104	—	389	215	45	—	170
Non-recurring costs related to regulatory or accounting changes	11	2	—	9	15	3	—	12
Net impact from elimination of international reporting lag(c)	—	—	—	—	(12)	(3)	—	(9)
Noncontrolling interests(d)			477	477			81	81
Adjusted pre-tax income (loss)/Adjusted after-tax income (loss) attributable to AIG common shareholders	$2,178	$528	$—	$1,643	$2,010	$455	$—	$1,540
Weighted average diluted shares outstanding				677.5				737.3
Income (loss) per common share attributable to AIG common shareholders (diluted)				$(4.11)				$2.05
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)				$2.43				$2.09
(a)Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.
(b)In the second quarter of 2024, Restructuring and other costs increased primarily as a result of employee-related costs, including severance, and real estate impairment charges.
(c)For additional information, see Note 1 to the Consolidated Financial Statements in the 2023 Annual Report.
(d)Noncontrolling interest primarily relates to Corebridge and is the portion of Corebridge earnings that AIG did not own. Corebridge is consolidated until June 9, 2024. The historical results of Corebridge owned by AIG are reflected in the Income (loss) from discontinued operations, net of income taxes.
PRE-TAX INCOME (LOSS) COMPARISON
Pre-tax income (loss) was $617 million and $886 million in the three months ended June 30, 2024 and 2023, respectively. Pre-tax income (loss) was $1.7 billion and $1.3 billion in the six months ended June 30, 2024 and 2023, respectively.
For the main drivers impacting AIG’s results of operations, see – Net Income (Loss) Attributable to AIG Common Shareholders above.
ADJUSTED PRE-TAX INCOME (LOSS) COMPARISON
Adjusted pre-tax income (loss) was $1.0 billion and $1.0 billion in the three months ended June 30, 2024 and 2023, respectively. Adjusted pre-tax income (loss) was $2.2 billion and $2.0 billion in the six months ended June 30, 2024 and 2023, respectively.
For the main drivers impacting AIG’s adjusted pre-tax income (loss), see Business Segment Operations.

AIG | Second Quarter 2024 Form 10-Q	71

ITEM 2 | Business Segment Operations

Business Segment Operations
Our business operations consist of General Insurance and Other Operations.
General Insurance consists of two operating segments: North America and International. Other Operations is primarily comprised of corporate and consolidation and eliminations.
The following table summarizes Adjusted pre-tax income (loss) from our business segment operations. See also Note 3 to the Condensed Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
General Insurance
North America - Underwriting income	$163	$352	$387	$651
International - Underwriting income	267	242	639	445
Net investment income	746	725	1,508	1,471
General Insurance	1,176	1,319	2,534	2,567
Other Operations
Other Operations before consolidation and eliminations	(158)	(270)	(355)	(544)
Consolidation and eliminations	—	(8)	(1)	(13)
Other Operations	(158)	(278)	(356)	(557)
Adjusted pre-tax income	$1,018	$1,041	$2,178	$2,010

72	AIG | Second Quarter 2024 Form 10-Q

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
On June 26, 2024, AIG entered into a definitive agreement to sell its global individual personal travel insurance and assistance business to Zurich Insurance Group. The agreement includes the Travel Guard business and its servicing capabilities, excluding our travel insurance businesses in Japan and our AIG joint venture arrangement in India. Travel coverages offered through AIG’s Accident & Health business are also excluded from this agreement. For additional information, see Note 4 to the Condensed Consolidated Financial Statements.
Personal Lines: Products include personal auto and personal property in selected markets, comprehensive extended warranty, device protection insurance, home warranty and related services, and insurance for high net-worth individuals offered through Private Client Select (PCS) in the U.S. that covers auto, homeowners, umbrella, yacht, fine art and collections.

AIG | Second Quarter 2024 Form 10-Q	73

ITEM 2 | Business Segment Operations | General Insurance

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

INDUSTRY AND ECONOMIC FACTORS
The results of General Insurance for the six months ended June 30, 2024 reflect continued strong performance from our Commercial Lines portfolio and focused execution on our portfolio management strategies within Personal Insurance. Across our North America and International Commercial Lines of business we have seen increased demand for our insurance products and strong growth in new business. We continue to monitor the impact of inflation and other economic factors on rate adequacy and loss cost trends. Similarly, we are monitoring monetary policy actions taken or anticipated to be taken by central banks and the corresponding impact on market interest rates.

74	AIG | Second Quarter 2024 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

General Insurance – North America
North America Commercial continues to pursue profitable growth. While market discipline continues to support price increases across most lines, we are seeing capacity move back into the market in certain segments given pricing levels which is putting pressure on rates. We have focused on retaining our best accounts which has led to strong retention across the portfolio. These retention rates are often coupled with an exposure limit management strategy to reduce volatility within the portfolio. We continue to proactively identify segment growth areas as market conditions warrant through effective portfolio management, while non-renewing unprofitable business.
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
Personal Insurance focuses on individual customers, as well as group and corporate clients. Although market competition within Personal Insurance has increased, we continue to benefit from underwriting quality and portfolio diversity.

GENERAL INSURANCE RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Underwriting results:
Net premiums written	$6,933	$7,537	(8)%	$11,445	$14,502	(21)%
(Increase) decrease in unearned premiums	(1,184)	(1,040)	(14)	90	(1,746)	NM
Net premiums earned	5,749	6,497	(12)	11,535	12,756	(10)
Losses and loss adjustment expenses incurred(a)	3,508	3,852	(9)	6,861	7,604	(10)
Acquisition expenses:
Amortization of deferred policy acquisition costs	841	931	(10)	1,669	1,843	(9)
Other acquisition expenses	258	333	(23)	533	649	(18)
Total acquisition expenses	1,099	1,264	(13)	2,202	2,492	(12)
General operating expenses	712	787	(10)	1,446	1,564	(8)
Underwriting income	430	594	(28)	1,026	1,096	(6)
Net investment income	746	725	3	1,508	1,471	3
Adjusted pre-tax income	$1,176	$1,319	(11)%	$2,534	$2,567	(1)%
Loss ratio(a)	61.0	59.3	1.7	59.5	59.6	(0.1)
Acquisition ratio	19.1	19.5	(0.4)	19.1	19.5	(0.4)
General operating expense ratio	12.4	12.1	0.3	12.5	12.3	0.2
Expense ratio	31.5	31.6	(0.1)	31.6	31.8	(0.2)
Combined ratio(a)	92.5	90.9	1.6	91.1	91.4	(0.3)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(5.7)	(3.9)	(1.8)	(3.8)	(4.0)	0.2
Prior year development, net of reinsurance and prior year premiums	0.8	1.0	(0.2)	0.6	0.9	(0.3)
Accident year loss ratio, as adjusted	56.1	56.4	(0.3)	56.3	56.5	(0.2)
Accident year combined ratio, as adjusted	87.6	88.0	(0.4)	87.9	88.3	(0.4)
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

AIG | Second Quarter 2024 Form 10-Q	75

ITEM 2 | Business Segment Operations | General Insurance

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

	Three Months Ended June 30,		Percentage Change in		Six Months Ended June 30,		Percentage Change in
(in millions)	2024	2023	U.S. dollars	Original Currency	2024	2023	U.S. dollars	Original Currency
North America	$3,360	$3,973	(15)%	(15)%	$4,694	$7,653	(39)%	(39)%
International	3,573	3,564	—	4	6,751	6,849	(1)	1
Total net premiums written	$6,933	$7,537	(8)%	(6)%	$11,445	$14,502	(21)%	(20)%
The following tables present General Insurance accident year catastrophes(a) by geography and number of events:

(dollars in millions)	# of Events	North America	International	Total
Three Months Ended June 30, 2024
Flooding, rainstorms and other	2	$2	115	117
Windstorms and hailstorms	10	154	59	213
Winter storms	2	—	—	—
Earthquakes	1	—	(5)	(5)
Reinstatement premiums		6	(1)	5
Total catastrophe-related charges	15	$162	168	330
Three Months Ended June 30, 2023
Flooding, rainstorms and other	1	$—	1	1
Windstorms and hailstorms	13	146	92	238
Winter storms	2	3	(5)	(2)
Wildfires	1	10	—	10
Earthquakes	1	—	4	4
Reinstatement premiums		—	(1)	(1)
Total catastrophe-related charges	18	$159	91	250
Six Months Ended June 30, 2024
Flooding, rainstorms and other	2	$2	$115	$117
Windstorms and hailstorms	10	$196	$59	$255
Winter storms	2	50	—	50
Earthquakes	1	—	10	10
Reinstatement premiums		6	(2)	4
Total catastrophe-related charges	15	$254	$182	$436
Six Months Ended June 30, 2023
Flooding, rainstorms and other	1	$10	$78	$88
Windstorms and hailstorms	13	213	131	344
Winter storms	2	28	17	45
Wildfires	1	10	—	10
Earthquakes	1	15	14	29
Reinstatement premiums		(1)	(1)	(2)
Total catastrophe-related charges	18	$275	$239	$514
(a)Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil unrest that exceed the $10 million threshold.

76	AIG | Second Quarter 2024 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

NORTH AMERICA RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Underwriting results:
Net premiums written	$3,360	$3,973	(15)%	$4,694	$7,653	(39)%
(Increase) decrease in unearned premiums	(890)	(778)	(14)	278	(1,478)	NM
Net premiums earned	2,470	3,195	(23)	4,972	6,175	(19)
Losses and loss adjustment expenses incurred(a)	1,610	1,949	(17)	3,182	3,757	(15)
Acquisition expenses:
Amortization of deferred policy acquisition costs	326	438	(26)	666	848	(21)
Other acquisition expenses	119	139	(14)	216	285	(24)
Total acquisition expenses	445	577	(23)	882	1,133	(22)
General operating expenses	252	317	(21)	521	634	(18)
Underwriting income	$163	$352	(54)%	$387	$651	(41)%
Loss ratio(a)	65.2	61.0	4.2	64.0	60.8	3.2
Acquisition ratio	18.0	18.1	(0.1)	17.7	18.3	(0.6)
General operating expense ratio	10.2	9.9	0.3	10.5	10.3	0.2
Expense ratio	28.2	28.0	0.2	28.2	28.6	(0.4)
Combined ratio(a)	93.4	89.0	4.4	92.2	89.4	2.8
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(6.5)	(5.0)	(1.5)	(5.1)	(4.4)	(0.7)
Prior year development, net of reinsurance and prior year premiums	1.5	3.8	(2.3)	1.2	3.2	(2.0)
Accident year loss ratio, as adjusted	60.2	59.8	0.4	60.1	59.6	0.5
Accident year combined ratio, as adjusted	88.4	87.8	0.6	88.3	88.2	0.1
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
Business and Financial Highlights
Net Premiums Written Comparison for the Three Months Ended June 30, 2024 and 2023
Net premiums written decreased by $613 million due to a decline in Commercial Lines ($660 million), primarily driven by the sale of AIG Re, partially offset by growth in Casualty and Property lines driven by pricing levels, strength of renewal retentions and new business production. This decline was partially offset by higher production in Personal Insurance ($47 million), particularly in PCS driven by positive rate change.
Net Premiums Written Comparison for the Six Months Ended June 30, 2024 and 2023
Net premiums written decreased by $3.0 billion due to a decline in Commercial Lines ($3.0 billion), driven by the sales of AIG Re and CRS.
Underwriting Income (Loss) Comparison for the Three Months Ended June 30, 2024 and 2023
Underwriting income decreased by $189 million primarily due to:
•lower net favorable prior year development (2.3 points or $73 million), primarily as a result of lower favorable development in Casualty and Programs;
•higher catastrophe losses (1.5 points or $3 million);
•the impact of the sale of AIG Re on accident year results; and
•a higher expense ratio (0.2 points) reflecting an increase in general operating expense ratio (0.3 points), partially offset by a lower acquisition ratio (0.1 points), primarily driven by changes in business mix including the impact from the sales of AIG Re and CRS.

AIG | Second Quarter 2024 Form 10-Q	77

ITEM 2 | Business Segment Operations | General Insurance

Underwriting Income (Loss) Comparison for the Six Months Ended June 30, 2024 and 2023
Underwriting income decreased by $264 million primarily due to:
•lower net favorable prior year development (2.0 points or $131 million), primarily as a result of lower favorable development in Casualty and Programs; and
•the impact of sale of AIG Re on accident year results.
This decrease was partially offset by:
•a lower expense ratio (0.4 points) reflecting a lower acquisition ratio (0.6 points), partially offset by an increase in general operating expense ratio (0.2 points), primarily driven by changes in business mix including the impact from the sales of AIG Re and CRS.
INTERNATIONAL RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Underwriting results:
Net premiums written	$3,573	$3,564	—%	$6,751	$6,849	(1)%
Increase in unearned premiums	(294)	(262)	(12)	(188)	(268)	30
Net premiums earned	3,279	3,302	(1)	6,563	6,581	—
Losses and loss adjustment expenses incurred	1,898	1,903	—	3,679	3,847	(4)
Acquisition expenses:
Amortization of deferred policy acquisition costs	515	493	4	1,003	995	1
Other acquisition expenses	139	194	(28)	317	364	(13)
Total acquisition expenses	654	687	(5)	1,320	1,359	(3)
General operating expenses	460	470	(2)	925	930	(1)
Underwriting income	$267	$242	10%	$639	$445	44%
Loss ratio	57.9	57.6	0.3	56.1	58.5	(2.4)
Acquisition ratio	19.9	20.8	(0.9)	20.1	20.7	(0.6)
General operating expense ratio	14.0	14.2	(0.2)	14.1	14.1	—
Expense ratio	33.9	35.0	(1.1)	34.2	34.8	(0.6)
Combined ratio	91.8	92.6	(0.8)	90.3	93.3	(3.0)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(5.2)	(2.7)	(2.5)	(2.8)	(3.7)	0.9
Prior year development, net of reinsurance and prior year premiums	0.3	(1.9)	2.2	0.1	(1.2)	1.3
Accident year loss ratio, as adjusted	53.0	53.0	—	53.4	53.6	(0.2)
Accident year combined ratio, as adjusted	86.9	88.0	(1.1)	87.6	88.4	(0.8)

78	AIG | Second Quarter 2024 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

Business and Financial Highlights
Net Premiums Written Comparison for the Three Months Ended June 30, 2024 and 2023
Net premiums written, excluding the impact of unfavorable foreign exchange ($125 million), increased by $134 million due to:
•growth in Commercial Lines ($90 million), notably in Property, Specialty and Casualty driven by strength of renewal retentions and new business production, partially offset by the sale of AIG Re; and
•growth in Personal Insurance ($44 million) driven by Personal Auto and Travel.
Net Premiums Written Comparison for the Six Months Ended June 30, 2024 and 2023
Net premiums written, excluding the unfavorable impact of foreign exchange ($175 million), increased by $77 million primarily due to:
•growth in Personal Insurance ($51 million) driven by Personal Auto and Travel, partially offset by lower production in Warranty and Accident & Health; and
•growth in Commercial Lines ($26 million), notably in Property and Casualty driven by strength of renewal retentions and new business production, partially offset by the sale of AIG Re and lower production in Financial Lines.
Underwriting Income (Loss) Comparison for the Three Months Ended June 30, 2024 and 2023
Underwriting income increased by $25 million primarily due to:
•net favorable prior year reserve development of $5 million in 2024 compared to net adverse prior year reserve development in 2023 of $63 million (2.2 points or $68 million), primarily as a result of higher favorable development in Casualty and Property; and
•a lower expense ratio (1.1 points) reflecting a lower acquisition ratio (0.9 points) primarily driven by changes in business mix as well as a lower general operating expense ratio (0.2 points).
This increase was partially offset by higher catastrophe losses (2.5 points or $77 million).
Underwriting Income (Loss) Comparison for the Six Months Ended June 30, 2024 and 2023
Underwriting income increased by $194 million primarily due to:
•net favorable prior year reserve development of $10 million in 2024 compared to net adverse prior year reserve development in 2023 of $84 million (1.3 points or $94 million), primarily as a result of favorable development in Casualty and Property;
•lower catastrophe losses (0.9 points or $57 million);
•a lower expense ratio (0.6 points) reflecting a lower acquisition ratio (0.6 points) primarily driven by changes in business mix and improved commission terms; and
•improvement in the accident year loss ratio, as adjusted (0.2 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions.

AIG | Second Quarter 2024 Form 10-Q	79

ITEM 2 | Business Segment Operations | Other Operations

Other Operations
Other Operations primarily consists of income and expenses from assets, including AIG's ownership of Corebridge, held by AIG Parent and other corporate subsidiaries, deferred tax assets related to tax attributes, corporate expenses and intercompany eliminations, results of our consolidated investment entities, General Insurance portfolios in run-off as well as the historical results of our legacy insurance lines ceded to Fortitude Re.

OTHER OPERATIONS RESULTS

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2024	2023	Change		2024	2023	Change
Adjusted revenues:
Premiums	$(1)	$118	NM	%	$84	$231	(64)%
Net investment income:
Interest and dividends	148	63	135		247	116	113
Other investment loss	(2)	(8)	75		(16)	(23)	30
Investment expenses	(5)	(3)	(67)		(11)	(8)	(38)
Total net investment income	141	52	171		220	85	159
Other income	4	3	33		4	3	33
Total adjusted revenues	144	173	(17)		308	319	(3)
Benefits, losses and expenses:
Losses and loss adjustment expenses incurred	(4)	113	NM		71	215	(67)
Acquisition expenses	4	14	(71)		12	26	(54)
General operating expenses:
Corporate and Other	185	173	7		343	339	1
Amortization of intangible assets	5	8	(38)		9	18	(50)
Total General operating expenses	190	181	5		352	357	(1)
Interest expense	112	135	(17)		228	265	(14)
Total benefits, losses and expenses	302	443	(32)		663	863	(23)
Adjusted pre-tax loss before consolidation and eliminations	(158)	(270)	41		(355)	(544)	35
Consolidation and eliminations	—	(8)	NM		(1)	(13)	92
Adjusted pre-tax loss	$(158)	$(278)	43%		$(356)	$(557)	36%
THREE MONTHS ENDED JUNE 30, 2024 AND 2023 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations of $158 million in 2024 compared to $270 million in 2023, an decrease of $112 million, was primarily due to:
•higher net investment income due to dividend income from Corebridge and on AIG Parent portfolio due to higher yields and higher average balance; and
•lower interest expense of $23 million primarily driven by interest savings from $2.2 billion debt repurchases, through cash tender offers and debt redemption and maturity in 2023 and 2024.
SIX MONTHS ENDED JUNE 30, 2024 AND 2023 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations of $355 million in 2024 compared to $544 million in 2023, an decrease of $189 million, was primarily due to:
•higher net investment income due to dividend income from Corebridge and on AIG Parent portfolio due to higher yields and higher average balance; and
•lower interest expense primarily driven by interest savings of $37 million from $2.6 billion debt repurchases, through cash tender offers and debt redemption and maturity in 2023 and 2024.

80	AIG | Second Quarter 2024 Form 10-Q

ITEM 2 | Investments

Investments
OVERVIEW
Our investment strategies are tailored to the specific business needs of each segment by targeting an asset allocation mix that supports estimated cash flow needs of our outstanding liabilities and provides diversification from an asset class, sector, issuer, and geographic perspective. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities.
Inflation remains elevated relative to the Federal Reserve target however it has decreased over the past several quarters. Interest rates also remain elevated although credit spreads have narrowed for most asset classes as recession concerns began to recede and the likelihood of a soft landing increased.
Our Investment Management Agreements with BlackRock, Inc.
Since April 2022, AIG insurance company subsidiaries have entered into separate investment management agreements with BlackRock, Inc. and its investment advisory affiliates (BlackRock). Substantially all investment management agreements contemplated for AIG insurance company subsidiaries have been executed. A small number of insurance companies remain under discussion and expect to be resolved in 2024. As of June 30, 2024, BlackRock manages $57 billion of our investment portfolio, consisting of liquid fixed income and certain private placement assets. In addition, liquid fixed income assets associated with the Fortitude Re funds withheld asset portfolio were separately transferred to BlackRock for management in 2022.

INVESTMENT HIGHLIGHTS IN THE SIX MONTHS ENDED JUNE 30, 2024

•Blended investment yields on new investments are higher than blended rates on investments that were sold, matured or called during this period. We continued to make investments in structured securities and other fixed maturity securities with attractive risk-adjusted return characteristics to improve yields and increase net investment income.
•Total Net investment income increased for the six months ended June 30, 2024 compared to the same period in the prior year, primarily due to our equity investment in Corebridge, higher income of available for sale fixed maturity securities, partially offset by lower returns on our alternative investments.

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

AIG | Second Quarter 2024 Form 10-Q	81

ITEM 2 | Investments

•Within the U.S., General Insurance investments are generally split between reserve backing and surplus portfolios.
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
Asset-Liability Management
The investment strategy within the General Insurance companies focuses on growth of surplus, maintenance of sufficient liquidity for unanticipated insurance claims, and preservation of capital. General Insurance invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies have an average duration of 3.8 years, with an average of 4.0 years for North America and 3.4 years for International.
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
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

June 30, 2024
(in millions)
NAIC Designation	1	2	Total Investment Grade	3	4	5	6	Total Below Investment Grade	Total
Other fixed maturity securities	$30,576	$12,788	$43,364	$1,653	$2,913	$174	$24	$4,764	$48,128
Mortgage-backed, asset-backed and collateralized	14,327	470	14,797	29	64	67	6	166	14,963
Total*	$44,903	$13,258	$58,161	$1,682	$2,977	$241	$30	$4,930	$63,091
*Excludes $8 million of fixed maturity securities for which no NAIC Designation is available.

82	AIG | Second Quarter 2024 Form 10-Q

ITEM 2 | Investments

The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

June 30, 2024
(in millions)
Composite AIG Credit Rating	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
Other fixed maturity securities	$32,301	$12,386	$44,687	$1,748	$1,360	$333	$3,441	$48,128
Mortgage-backed, asset-backed and collateralized	13,010	582	13,592	60	125	1,186	1,371	14,963
Total*	$45,311	$12,968	$58,279	$1,808	$1,485	$1,519	$4,812	$63,091
*Excludes $8 million of fixed maturity securities for which no NAIC Designation is available.
CREDIT RATINGS
At June 30, 2024, approximately 61 percent of our fixed maturity securities were held by our U.S. entities. Approximately 92 percent of these securities were rated investment grade by one or more of the principal rating agencies.
Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. We closely monitor the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At June 30, 2024, approximately 93 percent of such investments were either rated investment grade or, on the basis of analysis of our investment managers, were equivalent from a credit standpoint to securities rated investment grade. Approximately 26 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.
Composite AIG Credit Ratings
With respect to our fixed maturity securities, the credit ratings in the table below and in subsequent tables reflect: (i) a composite of the ratings of the three major rating agencies, or when agency ratings are not available, the NAIC Designation assigned by the NAIC SVO (96 percent of total fixed maturity securities), or (ii) our internal ratings when these investments have not been rated by any of the major rating agencies or the NAIC. The “Non-rated” category in those tables consists of fixed maturity securities that have not been rated by any of the major rating agencies, the NAIC or us.
For information regarding credit risks associated with investments see Part II, Item 7. MD&A – Enterprise Risk Management in the 2023 Annual Report.
The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
(in millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Rating:
Other fixed maturity securities
AAA	$5,648	$5,625	$14	$16	$5,662	$5,641
AA	12,495	12,775	146	145	12,641	12,920
A	13,888	14,758	112	73	14,000	14,831
BBB	12,276	12,992	114	96	12,390	13,088
Below investment grade	3,313	3,653	—	—	3,313	3,653
Non-rated	129	167	—	—	129	167
Total	$47,749	$49,970	$386	$330	$48,135	$50,300
Mortgage-backed, asset-backed and collateralized
AAA	$6,471	$6,650	$108	$77	$6,579	$6,727
AA	5,723	6,065	123	108	5,846	6,173
A	559	614	27	29	586	643
BBB	492	517	90	81	582	598
Below investment grade	1,336	1,426	28	30	1,364	1,456
Non-rated	3	—	4	8	7	8
Total	$14,584	$15,272	$380	$333	$14,964	$15,605
Total
AAA	$12,119	$12,275	$122	$93	$12,241	$12,368
AA	18,218	18,840	269	253	18,487	19,093

AIG | Second Quarter 2024 Form 10-Q	83

ITEM 2 | Investments

	Available for Sale		Other		Total
(in millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
A	14,447	15,372	139	102	14,586	15,474
BBB	12,768	13,509	204	177	12,972	13,686
Below investment grade	4,649	5,079	28	30	4,677	5,109
Non-rated	132	167	4	8	136	175
Total	$62,333	$65,242	$766	$663	$63,099	$65,905
Available-for-Sale Investments
The following table presents the fair value of our available-for-sale securities:

(in millions)	June 30, 2024	December 31, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$4,409	$4,395
Obligations of states, municipalities and political subdivisions	4,492	4,833
Non-U.S. governments	8,061	8,396
Corporate debt	30,787	32,346
Mortgage-backed, asset-backed and collateralized:
RMBS	5,778	6,207
CMBS	4,287	4,147
CLO/ABS	4,519	4,918
Total mortgage-backed, asset-backed and collateralized	14,584	15,272
Total bonds available for sale*	$62,333	$65,242
*At June 30, 2024 and December 31, 2023, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $4.8 billion and $5.2 billion, respectively.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

(in millions)	June 30, 2024	December 31, 2023
Canada	$1,340	$1,340
Germany	923	929
Japan	592	699
United Kingdom	449	478
France	374	430
Australia	348	314
Korea, Republic of	301	293
Israel	291	201
Denmark	209	227
Malaysia	199	183
Other	3,060	3,326
Total	$8,086	$8,420

84	AIG | Second Quarter 2024 Form 10-Q

ITEM 2 | Investments

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	June 30, 2024					December 31, 2023 Total
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products	Total
Euro-Zone countries:
Germany	$923	$230	$806	$82	$2,041	$2,042
France	374	1,119	480	13	1,986	2,068
Netherlands	152	401	311	29	893	940
Italy	11	104	313	—	428	420
Denmark	209	54	7	—	270	297
Spain	9	112	76	63	260	353
Belgium	32	139	88	—	259	276
Luxembourg	17	88	124	13	242	227
Ireland	9	30	119	54	212	231
Finland	19	52	8	1	80	95
Other Euro-Zone	133	24	47	—	204	194
Total Euro-Zone	$1,888	$2,353	$2,379	$255	$6,875	$7,143
Remainder of Europe:
United Kingdom	$449	$1,085	$1,659	$161	$3,354	$3,696
Switzerland	15	176	358	1	550	589
Sweden	132	166	31	—	329	342
Norway	78	31	21	—	130	150
Croatia	15	—	—	—	15	16
Other - Remainder of Europe	6	5	8	—	19	20
Total - Remainder of Europe	$695	$1,463	$2,077	$162	$4,397	$4,813
Total	$2,583	$3,816	$4,456	$417	$11,272	$11,956
Investments in Municipal Bonds
At June 30, 2024, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 99 percent of the portfolio rated A or higher.
The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	June 30, 2024
(in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value	December 31, 2023 Total Fair Value
California	$206	$186	$500	$892	$903
New York	42	111	541	694	746
Texas	1	253	192	446	490
Illinois	26	42	184	252	301
Florida	3	1	221	225	227
Massachusetts	52	19	131	202	209
Pennsylvania	56	2	134	192	203
New Jersey	3	2	134	139	200
Georgia	72	26	36	134	159
Connecticut	57	3	50	110	109
Washington	9	11	87	107	140
Ohio	11	—	73	84	89
Hawaii	75	1	7	83	89
All other states	124	60	748	932	968
Total	$737	$717	$3,038	$4,492	$4,833

AIG | Second Quarter 2024 Form 10-Q	85

ITEM 2 | Investments

Investments in Corporate Debt Securities
The following table presents the fair value of our available for sale corporate debt securities by industry categories:

Industry Category
(in millions)	June 30, 2024	December 31, 2023
Financial institutions:
Money center/Global bank groups	$4,903	$5,153
Regional banks – other	217	222
Life insurance	600	617
Securities firms and other finance companies	308	296
Insurance non-life	914	938
Regional banks – North America	1,956	2,029
Other financial institutions	3,135	3,152
Utilities	2,922	2,989
Communications	1,967	2,111
Consumer noncyclical	3,013	3,436
Capital goods	1,552	1,552
Energy	1,643	1,672
Consumer cyclical	2,914	3,049
Basic materials	1,024	1,141
Other	3,719	3,989
Total*	$30,787	$32,346
*At June 30, 2024 and December 31, 2023, approximately 90 percent and 90 percent, respectively, of these investments were rated investment grade.
Investments in RMBS
The following table presents the fair value of AIG’s RMBS available for sale securities:

(in millions)	June 30, 2024	December 31, 2023
Agency RMBS	$2,454	$2,827
Alt-A RMBS	1,321	1,338
Subprime RMBS	299	323
Prime non-agency	682	580
Other housing related	1,022	1,139
Total RMBS(a)(b)	$5,778	$6,207
(a)Includes approximately $1.3 billion and $1.3 billion at June 30, 2024 and December 31, 2023, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. This excludes impact of U.S. debt downgrade of Fannie Mae and Freddie Mac. For additional information on purchased credit deteriorated securities, see Note 6 to the Condensed Consolidated Financial Statements.
(b)The weighted average expected life was six years and seven years at June 30, 2024 and December 31, 2023, respectively.
Our investments guidelines for investing in RMBS, CLO and other asset-backed securities (ABS) take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.
Investments in CMBS
The following table presents the fair value of our CMBS available for sale securities:

(in millions)	June 30, 2024	December 31, 2023
CMBS (traditional)	$3,516	$3,604
Agency	740	488
Other	31	55
Total	$4,287	$4,147
The fair value of CMBS holdings remained stable during the six months ended June 30, 2024. The majority of our investments in CMBS are in tranches that contain substantial credit protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

86	AIG | Second Quarter 2024 Form 10-Q

ITEM 2 | Investments

Investments in CLO/ABS
The following table presents the fair value of our CLO/ABS available for sale securities by collateral type:

(in millions)	June 30, 2024	December 31, 2023
Collateral Type:
ABS	$2,000	$1,827
Bank loans	2,518	3,090
Other	1	1
Total	$4,519	$4,918
Unrealized Losses of Fixed Maturity Securities
The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

June 30, 2024	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)
Investment grade bonds
0-6 months	$12,141	$117	2,893	$120	$31	4	$—	$—	—	$12,261	$148	2,897
7-11 months	1,168	77	349	98	20	11	—	—	—	1,266	97	360
12 months or more	28,579	2,332	8,225	3,115	880	609	263	149	21	31,957	3,361	8,855
Total	$41,888	$2,526	11,467	$3,333	$931	624	$263	$149	21	$45,484	$3,606	12,112
Below investment grade bonds
0-6 months	$376	$9	293	$18	$6	42	$6	$4	10	$400	$19	345
7-11 months	261	21	92	22	6	3	2	2	2	285	29	97
12 months or more	1,732	115	986	110	33	74	5	5	2	1,847	153	1,062
Total	$2,369	$145	1,371	$150	$45	119	$13	$11	14	$2,532	$201	1,504
Total bonds
0-6 months	$12,517	$126	3,186	$138	$37	46	$6	$4	10	$12,661	$167	3,242
7-11 months	1,429	98	441	120	26	14	2	2	2	1,551	126	457
12 months or more	30,311	2,447	9,211	3,225	913	683	268	154	23	33,804	3,514	9,917
Total	$44,257	$2,671	12,838	$3,483	$976	743	$276	$160	35	$48,016	$3,807	13,616
(a)Represents the number of consecutive months that fair value has been less than cost by any amount.
(b)Represents the percentage by which fair value is less than cost.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
The allowance for credit losses was $1 million for investment grade bonds and $32 million for below investment grade bonds as of June 30, 2024.
Commercial Mortgage Loans
At June 30, 2024, we had direct commercial mortgage loan exposure of $3.7 billion.
The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
June 30, 2024
State:
California	21	$93	$249	$31	$57	$33	$—	$463	12%
New York	19	38	211	76	20	32	—	377	10
Texas	20	76	244	2	44	—	—	366	10
Massachusetts	9	95	144	49	7	—	—	295	8
New Jersey	22	123	8	20	48	—	10	209	6

AIG | Second Quarter 2024 Form 10-Q	87

ITEM 2 | Investments

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
Florida	11	65	—	63	9	37	—	174	5
Illinois	6	89	20	—	—	—	—	109	3
Pennsylvania	9	15	40	29	18	—	—	102	3
Ohio	6	63	3	30	—	—	—	96	3
Colorado	5	7	32	16	—	6	—	61	2
Other states	36	199	26	59	39	16	—	339	9
Foreign	46	378	218	108	204	119	110	1,137	29
Total*	210	$1,241	$1,195	$483	$446	$243	$120	$3,728	100%

December 31, 2023
State:
California	21	$89	$277	$32	$58	$33	$—	$489	13%
New York	19	43	208	77	20	32	—	380	10
Texas	21	77	255	2	44	—	—	378	10
Massachusetts	9	96	128	50	7	—	—	281	7
New Jersey	21	111	8	20	55	—	10	204	5
Florida	11	60	—	64	9	38	—	171	4
Illinois	6	88	26	—	—	—	—	114	3
Ohio	6	63	3	30	—	—	—	96	4
Pennsylvania	8	14	39	36	5	—	—	94	2
Colorado	7	17	32	32	—	6	—	87	2
Other states	37	206	20	64	40	16	—	346	9
Foreign	47	403	227	111	222	122	111	1,196	31
Total*	213	$1,267	$1,223	$518	$460	$247	$121	$3,836	100%
*Does not reflect allowance for credit losses.
For additional information on commercial mortgage loans, see Note 7 to the Condensed Consolidated Financial Statements and Note 7 to the Consolidated Financial Statements in the 2023 Annual Report.
Net Realized Gains and Losses
The following table presents the components of Net realized gains (losses):

Three Months Ended June 30,	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(168)	$(1)	$(169)	$(88)	$(7)	$(95)
Change in allowance for credit losses on fixed maturity securities	(18)	—	(18)	(30)	—	(30)
Change in allowance for credit losses on loans	(12)	3	(9)	1	1	2
Foreign exchange transactions	52	—	52	123	2	125
All other derivatives and hedge accounting	(21)	—	(21)	(89)	(3)	(92)
Sales of alternative investments	4	—	4	—	—	—
Other	(24)	(3)	(27)	18	—	18
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(187)	(1)	(188)	(65)	(7)	(72)
Net realized gains on Fortitude Re funds withheld embedded derivative	—	8	8	—	58	58
Net realized gains (losses)	$(187)	$7	$(180)	$(65)	$51	$(14)

88	AIG | Second Quarter 2024 Form 10-Q

ITEM 2 | Investments

Six Months Ended June 30,	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(254)	$(16)	$(270)	$(400)	$(59)	$(459)
Change in allowance for credit losses on fixed maturity securities	(19)	—	(19)	(24)	—	(24)
Change in allowance for credit losses on loans	(20)	1	(19)	(7)	(1)	(8)
Foreign exchange transactions	111	(3)	108	155	5	160
All other derivatives and hedge accounting	(69)	2	(67)	(113)	(6)	(119)
Sales of alternative investments	14	(1)	13	1	—	1
Other	(9)	(3)	(12)	6	—	6
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(246)	(20)	(266)	(382)	(61)	(443)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(1)	(1)	—	(82)	(82)
Net realized gains (losses)	$(246)	$(21)	$(267)	$(382)	$(143)	$(525)
Higher Net realized losses excluding Fortitude Re funds withheld assets in the three months ended June 30, 2024 were primarily due to higher losses on sales of fixed maturity securities and lower gains on foreign exchange transactions compared to the prior year period. Lower Net realized losses excluding Fortitude Re funds withheld assets in the six months ended June 30, 2024 compared to 2023 were primarily due to lower losses on sales of fixed maturity securities derivatives gains in the current period compared to the prior year period.
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
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments in the three and six months ended June 30, 2024 was primarily attributable to a change in the fair value of fixed maturity securities. For the three months ended June 30, 2024, net unrealized gains related to fixed maturity securities were $15 million due primarily to narrowing of credit spreads. For the six months ended June 30, 2024, net unrealized losses were $117 million due to higher interest rates, partially offset by tighter credit spreads.
The change in net unrealized gains and losses on investments in the three and six months ended June 30, 2023 was primarily attributable to a change in the fair value of fixed maturity securities. For the three months ended June 30, 2023, net unrealized losses related to fixed maturity securities were $180 million due primarily to an increase in interest rates. For the six months ended June 30, 2023, net unrealized gains were $829 million primarily due to widening of credit spreads.
For additional information on our investment portfolio, see Note 6 to the Condensed Consolidated Financial Statements.

AIG | Second Quarter 2024 Form 10-Q	89

ITEM 2 | Insurance Reserves

Insurance Reserves
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (LOSS RESERVES)
The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

	June 30, 2024			December 31, 2023
(in millions)	Net liability for unpaid losses and loss adjustment expenses	Reinsurance recoverable on unpaid losses and loss adjustment expenses	Gross liability for unpaid losses and loss adjustment expenses	Net liability for unpaid losses and loss adjustment expenses	Reinsurance recoverable on unpaid losses and loss adjustment expenses	Gross liability for unpaid losses and loss adjustment expenses
General Insurance:
U.S. Workers' Compensation (net of discount)	$2,580	$4,198	$6,778	$2,655	$4,099	$6,754
U.S. Excess Casualty	3,273	3,340	6,613	3,321	3,272	6,593
U.S. Other Casualty	4,397	3,786	8,183	4,112	3,676	7,788
U.S. Financial Lines	5,627	1,908	7,535	5,672	1,622	7,294
U.S. Property and Special Risks	4,249	1,609	5,858	4,403	1,494	5,897
U.S. Personal Insurance	757	2,142	2,899	767	2,163	2,930
UK/Europe Casualty and Financial Lines	7,378	1,420	8,798	7,447	1,951	9,398
UK/Europe Property and Special Risks	2,977	1,549	4,526	2,913	1,665	4,578
UK/Europe and Japan Personal Insurance	1,338	574	1,912	1,483	671	2,154
Other product lines(b)	5,364	4,881	10,245	5,416	5,182	10,598
Unallocated loss adjustment expenses(b)	1,544	898	2,442	1,298	841	2,139
Total General Insurance	39,484	26,305	65,789	39,487	26,636	66,123
Other Operations Run-Off:
U.S. run-off long tail insurance lines (net of discount)	185	3,243	3,428	283	3,360	3,643
Other run-off product lines	187	71	258	228	60	288
Blackboard U.S. Holdings, Inc.	64	115	179	91	119	210
Unallocated loss adjustment expenses	14	115	129	15	114	129
Total Other Operations Run-Off	450	3,544	3,994	617	3,653	4,270
Total	$39,934	$29,849	$69,783	$40,104	$30,289	$70,393
(a)Includes net loss reserve discount of $1.2 billion and $1.2 billion at June 30, 2024 and December 31, 2023, respectively. For information regarding loss reserve discount, see Note 12 to the Condensed Consolidated Financial Statements.
(b)Other product lines and Unallocated loss adjustment expenses includes Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense for the Fortitude Re reinsurance of $2.8 billion and $2.9 billion at June 30, 2024 and December 31, 2023, respectively.
Prior Year Development
The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
General Insurance:
North America	$(70)	$(172)	$(102)	$(254)
International	(9)	57	(11)	71
Total General Insurance*	$(79)	$(115)	$(113)	$(183)
Other Operations Run-Off	—	—	—	—
Total prior year favorable development	$(79)	$(115)	$(113)	$(183)
*Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $34 million and $41 million for the three months ended June 30, 2024 and 2023, respectively, and $68 million and $82 million for the six months ended June 30, 2024 and 2023, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $(63) million and $(33) million for the three months ended June 30, 2024 and 2023, respectively, and $(63) million and $(33) million for the six months ended June 30, 2024 and 2023, respectively. Also excludes the related changes in amortization of the deferred gain, which were $(1) million and $(16) million for the three months ended June 30, 2024 and 2023, respectively, and $(3) million and $3 million for the six months ended June 30, 2024 and 2023, respectively.

90	AIG | Second Quarter 2024 Form 10-Q

ITEM 2 | Insurance Reserves

Net Loss Development
In the three and six months ended June 30, 2024, we recognized favorable prior year loss reserve development of $79 million and $113 million, respectively. The key components of this development were:
North America
•Favorable development on our U.S. Workers' Compensation and Other Casualty business reflecting continued favorable loss experience.
•Adverse development on U.S. Excess Casualty, reflecting unfavorable loss experience, particularly in accident year 2021.
•Favorable development on U.S. Other Casualty, reflecting favorability across numerous Casualty reserving classes, partially offset by unfavorable development on Commercial Auto and Wholesale Primary General Liability.
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
International
•Unfavorable development in Casualty reflecting unfavorable loss experience in Europe.
•Unfavorable development on prior year catastrophes.

AIG | Second Quarter 2024 Form 10-Q	91

ITEM 2 | Insurance Reserves

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Three Months Ended June 30, 2024
(in millions)	Total	2023	2022 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(80)	$(26)	$(54)
U.S. Excess Casualty	22	—	22
U.S. Other Casualty	(17)	12	(29)
U.S. Financial Lines	(5)	—	(5)
U.S. Property and Special Risks	10	—	10
U.S. Personal Insurance	—	—	—
Other Product Lines	—	—	—
Total General Insurance North America	$(70)	$(14)	$(56)
General Insurance International:
UK/Europe Casualty and Financial Lines	$—	$—	$—
UK/Europe Property and Special Risks	—	4	(4)
UK/Europe and Japan Personal Insurance	—	—	—
Other Product Lines	(9)	—	(9)
Total General Insurance International	$(9)	$4	$(13)
Other Operations Run-Off	—	—	—
Total Prior Year (Favorable) Unfavorable Development	$(79)	$(10)	$(69)

Three Months Ended June 30, 2023
(in millions)	Total	2022	2021 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(49)	$1	$(50)
U.S. Excess Casualty	12	—	12
U.S. Other Casualty	(90)	26	(116)
U.S. Financial Lines	8	—	8
U.S. Property and Special Risks	(51)	27	(78)
U.S. Personal Insurance	(5)	—	(5)
Other Product Lines	3	(18)	21
Total General Insurance North America	$(172)	$36	$(208)
General Insurance International:
UK/Europe Casualty and Financial Lines	$73	$7	$66
UK/Europe Property and Special Risks	17	15	2
UK/Europe and Japan Personal Insurance	—	—	—
Other Product Lines	(33)	(27)	(6)
Total General Insurance International	$57	$(5)	$62
Other Operations Run-Off	—	—	—
Total Prior Year (Favorable) Unfavorable Development	$(115)	$31	$(146)

92	AIG | Second Quarter 2024 Form 10-Q

ITEM 2 | Insurance Reserves

Six Months Ended June 30, 2024
(in millions)	Total	2023	2022 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(91)	$(26)	$(65)
U.S. Excess Casualty	14	—	14
U.S. Other Casualty	(25)	12	(37)
U.S. Financial Lines	(10)	—	(10)
U.S. Property and Special Risks	10	—	10
U.S. Personal Insurance	—	—	—
Other Product Lines	—	—	—
Total General Insurance North America	$(102)	$(14)	$(88)
General Insurance International:
UK/Europe Casualty and Financial Lines	$—	$—	$—
UK/Europe Property and Special Risks	—	4	(4)
UK/Europe and Japan Personal Insurance	—	—	—
Other Product Lines	(11)	—	(11)
Total General Insurance International	$(11)	$4	$(15)
Other Operations Run-Off	—	—	—
Total Prior Year (Favorable) Unfavorable Development	$(113)	$(10)	$(103)

Six Months Ended June 30, 2023
(in millions)	Total	2022	2021 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(85)	$1	$(86)
U.S. Excess Casualty	2	—	2
U.S. Other Casualty	(117)	1	(118)
U.S. Financial Lines	1	—	1
U.S. Property and Special Risks	(33)	97	(130)
U.S. Personal Insurance	(8)	12	(20)
Other Product Lines	(14)	(47)	33
Total General Insurance North America	$(254)	$64	$(318)
General Insurance International:
UK/Europe Casualty and Financial Lines	$72	$11	$61
UK/Europe Property and Special Risks	28	62	(34)
UK/Europe and Japan Personal Insurance	(6)	(2)	(4)
Other Product Lines	(23)	(26)	3
Total General Insurance International	$71	$45	$26
Other Operations Run-Off	—	—	—
Total Prior Year (Favorable) Unfavorable Development	$(183)	$109	$(292)
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

AIG | Second Quarter 2024 Form 10-Q	93

ITEM 2 | Insurance Reserves

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement, the effect of discounting of loss reserves and amortization of the deferred gain.

(in millions)	June 30, 2024	December 31, 2023
Gross Covered Losses
Covered reserves before discount	$10,273	$10,849
Inception to date losses paid	30,655	30,157
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$15,928	$16,006
Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$12,742	$12,805
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	2,554	2,617
Discount on ceded losses(a)	(1,026)	(1,104)
Pre-tax deferred gain before amortization	1,528	1,513
Inception to date amortization of deferred gain at inception	(1,496)	(1,428)
Inception to date amortization attributed to changes in deferred gain(b)	111	64
Deferred gain liability reflected in AIG's balance sheet	$143	$149
(a)The accretion of discount and a reduction in effective interest rates is offset by changes in estimates of the amount and timing of future recoveries.
(b)Excluded from APTI.
The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Balance at beginning of period, net of discount	$177	$222	$149	$205
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	(63)	(33)	(63)	(33)
Amortization attributed to deferred gain at inception(b)	(34)	(41)	(68)	(82)
Amortization attributed to changes in deferred gain(c)	40	22	47	10
Changes in discount on ceded loss reserves	23	26	78	96
Balance at end of period, net of discount	$143	$196	$143	$196
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
Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our run-off operations. Those reinsurance transactions were designed to consolidate most of our insurance run-off lines into a single legal entity. As of June 30, 2024, $3.6 billion of reserves related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.

94	AIG | Second Quarter 2024 Form 10-Q

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

AIG | Second Quarter 2024 Form 10-Q	95

ITEM 2 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

SOURCES
Liquidity to AIG Parent from Subsidiaries
During the six months ended June 30, 2024, our General Insurance companies distributed dividends of $2.3 billion to AIG Parent or applicable intermediate holding companies.
Secondary Offering of Corebridge Shares by AIG(a)
In June 2024, AIG sold 30 million shares of Corebridge common stock in a secondary offering at a public offering price of $29.20 per share. The aggregate gross proceeds of the offering to AIG, before deducting underwriting discounts and commissions and other expenses payable by AIG, were approximately $876 million.

USES
General Borrowings
During the six months ended June 30, 2024, $464 million of debt categorized as general borrowings matured, was repaid or redeemed, including:
•$459 million aggregate principal amount of our 4.125% Notes due February 15, 2024.
We made interest payments on our general borrowings totaling $225 million during the six months ended June 30, 2024.
Dividends
During the six months ended June 30, 2024:
•We made a cash dividend payment of $365.625 per share on AIG’s Series A 5.85% Non-Cumulative Perpetual Preferred Stock (Series A Preferred Stock) for the three months ended March 31, 2024 totaling $7 million. On March 15, 2024, we redeemed all 20,000 outstanding shares of our Series A Preferred Stock and all 20,000,000 of the corresponding Depositary Shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock for an aggregate redemption price of $500 million, paid in cash.
•We made cash dividend payments in the amount of $0.40 per share on AIG Common Stock for the three months ended June 30, 2024 (an increase of 11 percent from prior dividend payments), and $0.36 per share for the three months ended March 31, 2024, totaling $504 million.
Repurchases of Common Stock(b)
During the six months ended June 30, 2024, AIG Parent repurchased approximately 45 million shares of AIG Common Stock, for an aggregate purchase price of approximately $3.3 billion.

(a)In July 2024, AIG sold approximately 1.9 million additional shares of Corebridge common stock pursuant to the partial exercise of the underwriter’s over-allotment option. The aggregate gross proceeds to AIG, before deducting underwriting discounts and commissions and other expenses payable by AIG, were approximately $56 million.
(b)Pursuant to a Securities Exchange Act of 1934 (the Exchange Act) Rule 10b5-1 repurchase plan, from July 1, 2024 to July 26, 2024, AIG Parent repurchased approximately 6 million shares of AIG Common Stock for an aggregate purchase price of approximately $459 million.
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
Interest payments totaled $470 million and $636 million in the six months ended June 30, 2024 and 2023, respectively. Excluding interest payments, AIG had operating cash inflows of $1.9 billion, including $104 million outflow from discontinued operations, in the six months ended June 30, 2024 compared to operating cash inflows of $1.7 billion, including $322 million outflow from discontinued operations, in the prior year period.
Investing Cash Flow Activities
Net cash used in investing activities in the six months ended June 30, 2024 was $1.3 billion, including $4.2 billion used in discontinued operations, compared to net cash used in investing activities of $641 million, including $832 million from discontinued operations, in the prior year period.

96	AIG | Second Quarter 2024 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Financing Cash Flow Activities
Net cash used in financing activities in the six months ended June 30, 2024 totaled $148 million, reflecting:
•$504 million to pay dividends of $0.40 per share in the three months ended June 30, 2024, and $0.36 per share for the three months ended March 31, 2024 on AIG Common Stock;
•$22 million to pay a first quarter dividend of $365.625 per share on AIG’s Series A Preferred Stock and redemption premiums;
•$3.3 billion to repurchase approximately 45 million shares of AIG Common Stock;
•$463 million in net outflows from the issuance and repayment of long-term debt; and
•$4.4 billion in net inflows from discontinued operations.
Net cash used in financing activities in the six months ended June 30, 2023 totaled $115 million reflecting:
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
•$3 million in net outflows from the issuance and repayment of debt of consolidated investment entities; and
•$500 million in net inflows from discontinued operations.
LIQUIDITY AND CAPITAL RESOURCES OF AIG PARENT AND SUBSIDIARIES
AIG Parent
As of June 30, 2024 and December 31, 2023, respectively, AIG Parent and applicable intermediate holding companies had approximately $9.8 billion and $12.1 billion in liquidity sources held in the form of cash, short-term investments and AIG Parent's committed, revolving syndicated credit facility of $4.5 billion. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and dividends on AIG Common Stock.
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
Our insurance companies’ liquidity resources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities. Each of our material insurance companies’ liquidity is monitored through various internal liquidity risk measures. The primary sources of liquidity are premiums, fees, reinsurance recoverables and investment income and maturities. Certain of our insurance companies have access to FHLB borrowings as an additional source of funding. The primary uses of liquidity are paid losses, reinsurance payments, interest payments, dividends, expenses, investment purchases and collateral requirements.
Our insurance companies may require additional funding to meet capital or liquidity needs under certain circumstances. For example, large catastrophes may require us to provide additional support to the affected operations of our insurance companies.
AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by AIG Parent and/or certain subsidiaries in the event of a drawdown of these letters of credit. Letters of credit issued in support of our insurance companies totaled approximately $2.2 billion at June 30, 2024.

AIG | Second Quarter 2024 Form 10-Q	97

ITEM 2 | Liquidity and Capital Resources

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
As of June 30, 2024, a total of $4.5 billion remained available under the Facility.
CONTRACTUAL OBLIGATIONS
As of June 30, 2024, other than obligations associated with Corebridge, which are no longer considered obligations of AIG as a result of deconsolidation, there have been no material changes in our contractual obligations from December 31, 2023, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Contractual Obligations in the 2023 Annual Report.
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As of June 30, 2024, other than off-balance sheet arrangements and commercial commitments associated with Corebridge, which are no longer considered obligations of AIG as a result of deconsolidation, there have been no material changes in our off-balance sheet arrangements and commercial commitments from December 31, 2023, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Off-Balance Sheet Arrangements and Commercial Commitments in the 2023 Annual Report.
DEBT
AIG expects to service and repay general borrowings through maturing investments and dispositions of invested assets, future cash flows from operations, cash flows generated from invested assets, future debt or preferred stock issuances and other financing arrangements.
The following table provides the rollforward of AIG’s total debt outstanding:

Six Months Ended June 30, 2024	Balance, Beginning of Year	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes		Balance, End of Period
(in millions)
Debt issued or guaranteed:
General borrowings:
Notes and bonds payable	$9,079	$—	$(460)	$(31)	$14		$8,602
Junior subordinated debt	992	—	(4)	(1)	—		987
AIG Japan Holdings Kabushiki Kaisha	267	—	—	(33)	—		234
Total general borrowings	10,338	—	(464)	(65)	14		9,823
Borrowings supported by assets:
Notes and bonds payable	19	—	—	—	—		19
Series AIGFP matched notes and bonds payable	18	—	—	—	—		18
Total borrowings supported by assets	37	—	—	—	—		37
Other subsidiaries' notes, bonds, loans and mortgages payable - not guaranteed by AIG	—	1	—	—	—		1
Total long-term debt	$10,375	$1	$(464)	$(65)	$14		$9,861
Debt of consolidated investment entities - not guaranteed by AIG(a)	$231	$—	—	—	(152)	(b)	$79
(a)At June 30, 2024, includes debt of consolidated investment entities primarily related to real estate investments of $79 million. At December 31, 2023, includes debt of consolidated investment entities related to real estate investments of $79 million and other securitization vehicles of $152 million.
(b)Includes the effect of consolidating previously unconsolidated partnerships.

98	AIG | Second Quarter 2024 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Debt Maturities
The following table summarizes maturing long-term debt at June 30, 2024 of AIG for the next four quarters:

	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
(in millions)	2024	2024	2025	2025	Total
General borrowings	$—	$—	$234	$146	$380

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

June 30, 2024		Year Ending
(in millions)	Total	2025	2026	2027	2028	2029	Thereafter
Debt issued or guaranteed:
General borrowings:
Notes and bonds payable	$8,602	$146	$264	$878	$340	$191	$6,783
Junior subordinated debt	987	—	—	—	—	—	987
AIG Japan Holdings Kabushiki Kaisha	234	234	—	—	—	—	—
Total general borrowings	9,823	380	264	878	340	191	7,770
Borrowings supported by assets:
Notes and bonds payable	19	12	7	—	—	—	—
Series AIGFP matched notes and bonds payable	18	—	—	—	—	—	18
Total borrowings supported by assets	37	12	7	—	—	—	18
Total debt issued or guaranteed	9,860	392	271	878	340	191	7,788
Other subsidiaries notes, bonds, loans and mortgages payable	1	—	—	—	1	—	—
Total*	$9,861	$392	$271	$878	$341	$191	$7,788
*Does not reflect $79 million of notes issued by consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.

CREDIT RATINGS
Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG Parent as of the date of this filing. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

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

AIG | Second Quarter 2024 Form 10-Q	99

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
In February 2024, S&P revised its outlook on AIG and its core General Insurance subsidiaries to positive from stable and affirmed the ‘BBB+/A-2’ issuer credit ratings on AIG and ‘A+’ financial strength ratings on AIG’s core General Insurance entities.
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
DIVIDENDS
On July 31, 2024, our Board of Directors declared a cash dividend on AIG Common Stock of $0.40 per share, payable on September 30, 2024 to shareholders of record on September 16, 2024.
The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors. For further detail on our dividends, see Note 14 to the Condensed Consolidated Financial Statements.
REPURCHASES OF AIG COMMON STOCK
Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On April 30, 2024, the Board of Directors authorized the repurchase of $10.0 billion of AIG Common Stock (inclusive of the approximately $3.9 billion remaining under the Board's prior share repurchase authorization). During the six months ended June 30, 2024, AIG Parent repurchased approximately 45 million shares of AIG Common Stock for an aggregate purchase price of $3.3 billion. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from July 1, 2024 to July 26, 2024, we repurchased approximately 6 million shares of AIG Common Stock for an aggregate purchase price of approximately $459 million. As of July 26, 2024, $8.5 billion remained under the Board's authorization.
The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors, as discussed further in Note 14 to the Condensed Consolidated Financial Statements.

100	AIG | Second Quarter 2024 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

DIVIDEND RESTRICTIONS
Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities.
For information regarding restrictions on payments of dividends by our subsidiaries, see Note 14 to the Condensed Consolidated Financial Statements.

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
For additional information on AIG’s risk management program, see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2023 Annual Report.
The scope and magnitude of our market risk exposures is managed under a robust framework that contains defined risk limits and minimum standards for managing market risk in a manner consistent with our risk appetite statement. As of June 30, 2024, other than the elimination of market risk sensitive data as a result of the deconsolidation of Corebridge, there have been no material changes in our market risk exposures, which may be found in Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2023 Annual Report. See Part I, Item 1A. Risk Factors in the 2023 Annual Report on how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

AIG | Second Quarter 2024 Form 10-Q	101

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
Book Value per share, excluding Goodwill, Value of business acquired (VOBA), Value of distribution channel acquired (VODA) and Other intangible assets (Tangible book value per share) is used to provide a useful measure of the realizable shareholder value on a per share basis. Tangible book value per share is derived by dividing Total AIG common shareholders’ equity, excluding intangible assets (AIG tangible common shareholders’ equity) by total common shares outstanding.
Book value per share, excluding Investments AOCI, deferred tax assets (DTA) and AIG’s ownership interest in Corebridge (Core operating book value per share) is used to show the amount of our net worth on a per share basis after eliminating Investments AOCI, DTA and AIG’s ownership interest in Corebridge. We believe this measure is useful to investors because it eliminates fair value of investments that can fluctuate significantly from period to period due to changes in market conditions. We also exclude only the portion of DTA representing U.S. tax attributes related to net operating loss carryforwards (NOLs) and corporate alternative minimum tax credits (CAMTCs) and foreign tax credits (FTCs) that have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As NOLs, CAMTCs and FTCs are utilized, the portion of the DTA utilized is included. We exclude AIG’s ownership interest in Corebridge since it is not a core long-term investment for AIG. Core operating book value per share is derived by dividing total AIG common shareholders’ equity, excluding Investments AOCI, DTA and AIG’s ownership interest in Corebridge (AIG core operating shareholders’ equity) by total common shares outstanding.
Book value per share, excluding investments related cumulative unrealized gains and losses in accumulated other comprehensive income (loss) (AOCI) adjusted for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets (collectively, Investments AOCI) (Adjusted book value per share) is used to show the amount of our net worth on a per share basis after eliminating the fair value of investments that can fluctuate significantly from period to period due to changes in market conditions. In addition, we adjusted for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets held by AIG in support of Fortitude Re’s reinsurance obligations to AIG (Fortitude Re funds withheld assets) since these fair value movements are economically transferred to Fortitude Re. Adjusted book value per share is derived by dividing total AIG common shareholders’ equity, excluding Investments AOCI (AIG adjusted common equity) by total common shares outstanding.
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
Expense ratio Sum of acquisition expenses and general operating expenses, divided by net premiums earned.

102	AIG | Second Quarter 2024 Form 10-Q

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
Reinsurance recoverables are comprised of paid losses recoverable, ceded loss reserves, ceded reserves for unearned premiums.
Retroactive reinsurance See Deferred gain on retroactive reinsurance.
Return on Equity – Adjusted After-tax Income, Excluding Goodwill, VOBA, VODA and Other Intangible assets (Return on tangible equity) is used to show the return on AIG tangible common shareholder’s equity, which we believe is a useful measure of realizable shareholder value. We exclude Goodwill, VOBA, VODA and Other intangible assets from AIG common shareholders’ equity to derive AIG tangible common shareholders’ equity. Return on AIG tangible common equity is derived by dividing actual or, for interim periods, annualized adjusted after-tax income attributable to AIG common shareholders by average AIG tangible common equity.
Return on equity – Adjusted after-tax income excluding Investments AOCI (Adjusted return on equity) is used to show the rate of return on common shareholders’ equity excluding Investments AOCI. We believe this measure is useful to investors because it eliminates fair value of investments which can fluctuate significantly from period to period due to changes in market conditions. Adjusted return on equity is derived by dividing actual or, for interim periods, annualized adjusted after-tax income attributable to AIG common shareholders by average AIG adjusted common shareholders’ equity.

AIG | Second Quarter 2024 Form 10-Q	103

Glossary

Return on equity – Adjusted after-tax income excluding Investments AOCI, DTA and AIG’s ownership interest in Corebridge (Core operating return on equity) is used to show the rate of return on common shareholders’ equity excluding Investments AOCI, DTA and AIG’s ownership interest in Corebridge. We believe this measure is useful to investors because it eliminates fair value of investments that can fluctuate significantly from period to period due to changes in market conditions. We also exclude only the portion of DTA representing U.S. tax attributes related to NOLs and CAMTCs and FTCs that have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As NOLs, CAMTCs and FTCs are utilized, the portion of the DTA utilized is included. We exclude AIG’s ownership interest in Corebridge since it is not a core long-term investment for AIG. This metric will provide greater insight as to the underlying profitability of our property and casualty business. Core operating return on equity is derived by dividing actual or, for interim periods, annualized adjusted after-tax income attributable to AIG common shareholders by average AIG core operating shareholders’ equity.
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

Acronyms

A&H	Accident and Health Insurance	GIC	Guaranteed Investment Contracts
ABS	Asset-Backed Securities	ISDA	International Swaps and Derivatives Association, Inc.
APTI	Adjusted pre-tax income	Moody's	Moody's Investors' Service Inc.
CDS	Credit Default Swap	NAIC	National Association of Insurance Commissioners
CLO	Collateralized Loan Obligations	NM	Not Meaningful
CMBS	Commercial Mortgage-Backed Securities	ORR	Obligor Risk Ratings
ERM	Enterprise Risk Management	RMBS	Residential Mortgage-Backed Securities
FASB	Financial Accounting Standards Board	S&P	Standard & Poor's Financial Services LLC
GAAP	Accounting Principles Generally Accepted in the United States of America	SEC	Securities and Exchange Commission
GIA	Guaranteed Investment Agreements	VIE	Variable Interest Entity

104	AIG | Second Quarter 2024 Form 10-Q

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

ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by American International Group, Inc. (AIG) management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2024. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AIG | Second Quarter 2024 Form 10-Q	105

Part II – Other Information
ITEM 1 | Legal Proceedings
For a discussion of legal proceedings, see Note 13 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A | Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the following risk factor, as well as the other risk factors discussed in Part I, Item 1A. Risk Factors in our 2023 Annual Report (the 2023 Annual Report).
We are subject to risks from our continuing equity market exposure to Corebridge. There can be no assurances that the anticipated benefits of our divestment of Corebridge stock will be achieved.
Since September of 2022 when AIG closed on the initial public offering of Corebridge’s common stock, we have continued to sell down our interest in Corebridge. On June 9, 2024, AIG met the requirements for the deconsolidation of Corebridge for accounting purposes. For a detailed discussion of the deconsolidation, see Note 4 to the Condensed Consolidated Financial Statements.
Although Corebridge has been deconsolidated from our consolidated financial results, we continue to hold a significant stake in Corebridge's common stock. At the time of deconsolidation, we elected the fair value option to account for our remaining investment in Corebridge. From that date onward, the fair value change in Corebridge’s stock and dividends received from Corebridge are recognized in net investment income. As a result, a decline in the market value of Corebridge common stock may result in a decrease in our investment income and may have a material and adverse effect on our results and financial condition. There can be no assurances given as to the price, transaction costs, or timing of further Corebridge stock sales and, as a result, we may fail to realize the expected benefits of our sales of such stock if there are adverse movements in its market value prior to, or at the time of, such sales.
Further, the sale of our remaining Corebridge stock involves a number of divestment-related risks, including (i) unanticipated developments that may delay, prevent or otherwise adversely affect our ability to continue the full divestment, including an economic downturn or unfavorable capital markets conditions; (ii) unforeseen losses, liabilities or asset impairments arising from further dispositions; and (iii) challenges associated with the valuation of Corebridge and AIG as we seek to fully divest our investment in Corebridge. Further, AIG is subject to certain sale restrictions under the stock purchase agreement with Nippon Life Insurance Company (Nippon). In addition, there can be no assurances that the closing conditions of AIG's sale of Corebridge stock to Nippon will be satisfied and that the transaction will be consummated. For a detailed discussion of the Nippon transaction, see Note 4 to the Condensed Consolidated Financial Statements.
In addition, the divestment of Corebridge, or a significant delay in our ability to continue to sell our Corebridge stock, has caused and could continue to cause the emergence or exacerbate the effects of many of the other risks discussed in our 2023 Annual Report, including: (i) the risk of indemnity claims or breach of contract claims that could be made against us in connection with divested businesses; (ii) changes in our deferred tax assets and liabilities and our ability to utilize certain tax loss and credit carryforwards to offset future taxable income; (iii) competition for employees and managing retention of key employees; and (iv) significantly decreased diversification of our insurance and other risk exposures.

106	AIG | Second Quarter 2024 Form 10-Q

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended June 30, 2024:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30	8,169,681	$75.31	8,169,681	$3,880
May 1-31	7,284,798	78.73	7,284,798	9,426
June 1-30	6,222,864	75.06	6,222,864	8,959
Total	21,677,343	$76.39	21,677,343	$8,959
*Excludes excise tax of $35 million due to the Inflation Reduction Act of 2022 for the six months ended June 30, 2024.
During the three months ended June 30, 2024, AIG Parent repurchased approximately 22 million shares of AIG Common Stock, par value $2.50 per share (AIG Common Stock) for an aggregate purchase price of $1.7 billion. From July 1, 2024 to July 26, 2024, we repurchased approximately 6 million shares of AIG Common Stock for an aggregate purchase price of approximately $459 million. On April 30, 2024, the Board of Directors authorized the repurchase of $10.0 billion of AIG Common Stock (inclusive of the approximately $3.9 billion remaining under the Board's prior share repurchase authorization).
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

ITEM 5 | Other Information
Not applicable.

AIG | Second Quarter 2024 Form 10-Q	107

ITEM 6 | Exhibits
Exhibit Index

Exhibit Number	Description	Location
3(i)	Restated Certificate of Incorporation of American International Group, Inc.	Incorporated by reference to Exhibit 3.3 to AIG’s Current Report on Form 8-K, filed with the SEC on May 17, 2024 (File No. 1-8787).
3(ii)	American International Group, Inc. Certificate of Elimination of the Participating Preferred Stock.	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K, filed with the SEC on May 17, 2024 (File No. 1-8787).
3(iii)	American International Group, Inc. Certificate of Elimination of the Series A 5.85% Non-Cumulative Perpetual Preferred Stock	Incorporated by reference to Exhibit 3.2 to AIG’s Current Report on Form 8-K, filed with the SEC on May 17, 2024 (File No. 1-8787).
10	(1) Stock Purchase Agreement, dated as of May 16, 2024, by and among American International Group, Inc., Corebridge Financial, Inc. and Nippon Life Insurance Company	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K, filed with the SEC on May 16, 2024 (File No. 1-8787).
	(2) Amendment, dated as of May 16, 2024, to Separation Agreement, by and between American International Group, Inc. and Corebridge Financial, Inc.*	Incorporated by reference to Exhibit 99.1 to AIG’s Current Report on Form 8-K, filed with the SEC on May 16, 2024 (File No. 1-8787).
	(3) Irrevocable Waiver of American International Group, Inc. Pursuant to Separation Agreement, dated June 9, 2024	Filed herewith.
22	Guaranteed Securities	None.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023 and (vi) the Notes to the Condensed Consolidated Financial Statements
Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.
*Certain schedules and other similar attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will provide a copy of such omitted documents to the Securities and Exchange Commission upon request.
** This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

108	AIG | Second Quarter 2024 Form 10-Q

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ SABRA R. PURTILL
Sabra R. Purtill
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/S/ KATHLEEN CARBONE
Kathleen Carbone
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: August 1, 2024

AIG | Second Quarter 2024 Form 10-Q	109