Form 10-Q
period 2024-09-30
AMERICAN INTERNATIONAL GROUP, INC.
filed 2024-11-07
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2024, there were 623,769,375 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

FORM 10-Q

AIG | Third Quarter 2024 Form 10-Q	1

Part I – Financial Information
Item 1. | Financial Statements

American International Group, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	September 30, 2024	December 31, 2023
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $40 in 2024 and $34 in 2023 (amortized cost: 2024 - $67,364; 2023 - $68,119)*	$65,980	$65,242
Other bond securities, at fair value (See Note 6)	763	663
Equity securities, at fair value (See Note 6)	767	665
Mortgage and other loans receivable, net of allowance for credit losses of $37,803 in 2024 and $37,776 in 2023*	4,286	4,441
Other invested assets (portion measured at fair value: 2024 - $11,780; 2023 - $4,175)	14,440	6,368
Short-term investments, including restricted cash of $72 in 2024 and $1 in 2023 (portion measured at fair value: 2024 - $8,822; 2023 - $9,363)*	11,848	12,865
Total investments	98,084	90,244
Cash	1,472	1,540
Accrued investment income*	581	580
Premiums and other receivables, net of allowance for credit losses and disputes of $133 in 2024 and $138 in 2023	11,196	9,967
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2024 and $0 in 2023	3,529	3,839
Reinsurance assets - other, net of allowance for credit losses and disputes of $223 in 2024 and $206 in 2023	36,790	35,293
Deferred income tax assets	5,278	6,186
Deferred policy acquisition costs	2,191	2,117
Goodwill	3,453	3,422
Deposit accounting assets, net of allowance for credit losses of $49 in 2024 and $49 in 2023	2,185	1,915
Other assets, including restricted cash of $15 in 2024 and $32 in 2023 (portion measured at fair value: 2024 - $231; 2023 - $374)*	4,553	5,425
Assets held for sale	137	30
Assets of discontinued operations	—	378,748
Total assets	$169,449	$539,306
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2024 and $14 in 2023	$71,066	$70,393
Unearned premiums	18,926	17,375
Future policy benefits	1,471	1,467
Other policyholder funds	455	495
Fortitude Re funds withheld payable (portion measured at fair value: 2024 - $0; 2023 - $(148))	3,477	3,527
Premiums and other related payables	6,715	6,219
Deposit accounting liabilities	2,957	2,612
Commissions and premium taxes payable	1,520	1,351
Current and deferred income tax liabilities	422	347
Other liabilities (portion measured at fair value: 2024 - $268; 2023 - $482)	7,235	7,496
Long-term debt	9,892	10,375
Debt of consolidated investment entities*	162	231
Liabilities held for sale	78	28
Liabilities of discontinued operations	—	366,089
Total liabilities	124,376	488,005
Contingencies, commitments and guarantees (See Note 13)
AIG shareholders’ equity:
Series A non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares authorized; shares issued: 2024 - 0 and 2023 - 20,000; liquidation preference $500	—	485
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2024 - 1,906,671,492 and 2023 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2024 - 1,276,381,562 shares; 2023 - 1,217,831,721 shares of common stock	(63,744)	(59,189)
Additional paid-in capital	75,310	75,810
Retained earnings	34,429	37,516
Accumulated other comprehensive loss	(5,722)	(14,037)
Total AIG shareholders’ equity	45,039	45,351
Non-redeemable noncontrolling interests	34	5,950
Total equity	45,073	51,301
Total liabilities and equity	$169,449	$539,306
*See Note 10 for details of balances associated with variable interest entities.
See accompanying Notes to Condensed Consolidated Financial Statements.

2	AIG | Third Quarter 2024 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per common share data)	2024	2023	2024	2023
Revenues:
Premiums	$5,945	$6,543	$17,564	$19,533
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	922	827	2,819	2,431
Net investment income - Fortitude Re funds withheld assets	51	29	123	106
Total net investment income	973	856	2,942	2,537
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	8	(189)	(238)	(571)
Net realized losses on Fortitude Re funds withheld assets	(18)	(3)	(38)	(64)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(157)	57	(158)	(25)
Total net realized losses	(167)	(135)	(434)	(660)
Other income	—	3	2	2
Total revenues	6,751	7,267	20,074	21,412
Benefits, losses and expenses:
Losses and loss adjustment expenses incurred	3,773	3,876	10,753	11,759
Amortization of deferred policy acquisition costs	863	922	2,543	2,894
General operating and other expenses	1,346	1,311	4,194	4,048
Interest expense	112	138	353	391
Loss on extinguishment of debt	—	21	1	21
Net (gain) loss on divestitures and other	8	(101)	(94)	(89)
Total benefits, losses and expenses	6,102	6,167	17,750	19,024
Income from continuing operations before income tax expense	649	1,100	2,324	2,388
Income tax expense	168	399	571	509
Income from continuing operations	481	701	1,753	1,879
Income (loss) from discontinued operations, net of income taxes	(24)	2,046	(3,580)	2,472
Net income (loss)	457	2,747	(1,827)	4,351
Less: Net income (loss) attributable to noncontrolling interests	(2)	720	475	801
Net income (loss) attributable to AIG	459	2,027	(2,302)	3,550
Less: Dividends on preferred stock and preferred stock redemption premiums	—	7	22	22
Net income (loss) attributable to AIG common shareholders	$459	$2,020	$(2,324)	$3,528
Income per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$0.75	$0.97	$2.62	$2.56
Income (loss) from discontinued operations	$(0.03)	$1.86	$(6.13)	$2.30
Net income (loss) attributable to AIG common shareholders	$0.72	$2.83	$(3.51)	$4.86
Diluted:
Income from continuing operations	$0.74	$0.97	$2.59	$2.54
Income (loss) from discontinued operations	$(0.03)	$1.84	$(6.07)	$2.29
Net income (loss) attributable to AIG common shareholders	$0.71	$2.81	$(3.48)	$4.83
Weighted average shares outstanding:
Basic	641,621,768	712,598,496	661,691,554	725,579,999
Diluted	647,365,442	718,727,312	667,355,069	731,033,045
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Third Quarter 2024 Form 10-Q	3

American International Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Net income (loss)	$457	$2,747	$(1,827)	$4,351
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	37	(18)	63	(1)
Change in unrealized appreciation (depreciation) of all other investments	1,349	(620)	1,074	(92)
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	46	32	(44)	18
Change in foreign currency translation adjustments	414	(232)	104	(339)
Change in retirement plan liabilities adjustment	1	45	18	123
Change in other comprehensive income (loss) related to discontinued operations	—	(4,125)	(945)	(2,452)
Corebridge Deconsolidation	—	—	7,214	—
Other comprehensive income (loss)	1,847	(4,918)	7,484	(2,743)
Comprehensive income (loss)	2,304	(2,171)	5,657	1,608
Comprehensive income (loss) attributable to noncontrolling interests	2	(712)	181	(263)
Comprehensive income (loss) attributable to AIG	$2,302	$(1,459)	$5,476	$1,871
See accompanying Notes to Condensed Consolidated Financial Statements.

4	AIG | Third Quarter 2024 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Equity (unaudited)

(in millions, except per share data)	Preferred Stock and Additional Paid-in Capital	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Three Months Ended September 30, 2024
Balance, beginning of period	$—	$4,766	$(62,255)	$75,274	$34,225	$(7,565)	$44,445	$30	$44,475
Common stock issued under stock plans	—	—	29	(4)	—	—	25	—	25
Purchase of common stock	—	—	(1,518)	—	—	—	(1,518)	—	(1,518)
Net income (loss) attributable to AIG or noncontrolling interests	—	—	—	—	459	—	459	(2)	457
Dividends on common stock ($0.40 per share)	—	—	—	—	(254)	—	(254)	—	(254)
Other comprehensive income	—	—	—	—	—	1,843	1,843	4	1,847
Net decrease due to divestitures and acquisitions	—	—	—	—	—	—	—	(6)	(6)
Other	—	—	—	40	(1)	—	39	8	47
Balance, end of period	$—	$4,766	$(63,744)	$75,310	$34,429	$(5,722)	$45,039	$34	$45,073

Three Months Ended September 30, 2023
Balance, beginning of period	$485	$4,766	$(57,408)	$77,677	$35,916	$(18,982)	$42,454	$4,037	$46,491
Common stock issued under stock plans	—	—	11	(3)	—	—	8	—	8
Purchase of common stock	—	—	(794)	—	—	—	(794)	—	(794)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	2,027	—	2,027	720	2,747
Dividends on preferred stock ($365.625 per share)	—	—	—	—	(7)	—	(7)	—	(7)
Dividends on common stock ($0.36 per share)	—	—	—	—	(254)	—	(254)	—	(254)
Other comprehensive loss	—	—	—	—	—	(3,486)	(3,486)	(1,432)	(4,918)
Net decrease due to divestitures and acquisitions	—	—	—	55	—	(61)	(6)	(42)	(48)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	8	8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(65)	(65)
Other	—	—	—	35	7	—	42	3	45
Balance, end of period	$485	$4,766	$(58,191)	$77,764	$37,689	$(22,529)	$39,984	$3,229	$43,213

AIG | Third Quarter 2024 Form 10-Q	5

American International Group, Inc.
Condensed Consolidated Statements of Equity (unaudited)(continued)

(in millions, except per share data)	Preferred Stock and Additional Paid-in Capital	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Nine Months Ended September 30, 2024
Balance, beginning of the year	$485	$4,766	$(59,189)	$75,810	$37,516	$(14,037)	$45,351	$5,950	$51,301
Common stock issued under stock plans	—	—	322	(314)	—	—	8	—	8
Redemption of preferred stock	(485)	—	—	—	—	—	(485)	—	(485)
Purchase of common stock	—	—	(4,877)	—	—	—	(4,877)	—	(4,877)
Net income (loss) attributable to AIG or noncontrolling interests	—	—	—	—	(2,302)	—	(2,302)	475	(1,827)
Dividends on preferred stock ($365.625 per share) and preferred stock redemption premiums	—	—	—	—	(22)	—	(22)	—	(22)
Dividends on common stock ($1.16 per share)	—	—	—	—	(758)	—	(758)	—	(758)
Other comprehensive income (loss)	—	—	—	—	—	7,778	7,778	(294)	7,484
Net increase (decrease) due to divestitures and acquisitions	—	—	—	(418)	—	537	119	(6,010)	(5,891)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	28	28
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(72)	(72)
Other	—	—	—	232	(5)	—	227	(43)	184
Balance, end of period	$—	$4,766	$(63,744)	$75,310	$34,429	$(5,722)	$45,039	$34	$45,073

Nine Months Ended September 30, 2023
Balance, beginning of year	$485	$4,766	$(56,473)	$79,915	$34,893	$(22,616)	$40,970	$2,484	$43,454
Common stock issued under stock plans	—	—	241	(373)	—	—	(132)	—	(132)
Purchase of common stock	—	—	(1,959)	—	—	—	(1,959)	—	(1,959)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	3,550	—	3,550	801	4,351
Dividends on preferred stock ($1,096.875 per share)	—	—	—	—	(22)	—	(22)	—	(22)
Dividends on common stock ($1.04 per share)	—	—	—	—	(748)	—	(748)	—	(748)
Other comprehensive loss	—	—	—	—	—	(1,679)	(1,679)	(1,064)	(2,743)
Net increase (decrease) due to divestitures and acquisitions	—	—	—	(1,858)	—	1,766	(92)	1,219	1,127
Contributions from noncontrolling interests	—	—	—	—	—	—	—	35	35
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(317)	(317)
Other	—	—	—	80	16	—	96	71	167
Balance, end of period	$485	$4,766	$(58,191)	$77,764	$37,689	$(22,529)	$39,984	$3,229	$43,213
See accompanying Notes to Condensed Consolidated Financial Statements.

6	AIG | Third Quarter 2024 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net income (loss)	$(1,827)	$4,351
(Income) loss from discontinued operations	3,580	(2,472)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net losses on sales of securities available for sale and other assets	132	578
Net gain on divestitures and other	(94)	(89)
Loss on extinguishment of debt	1	21
Unrealized (gains) losses in earnings - net	(4)	564
Equity in income from equity method investments, net of dividends or distributions	(57)	(4)
Depreciation and other amortization	2,607	2,893
Impairments of assets	24	14
Changes in operating assets and liabilities:
Insurance reserves	1,864	2,554
Premiums and other receivables and payables - net	(539)	122
Reinsurance assets, net	(1,199)	(1,597)
Capitalization of deferred policy acquisition costs	(2,665)	(3,319)
Current and deferred income taxes - net	(5)	176
Other, net	1,434	951
Total adjustments	1,499	2,864
Net cash provided by operating activities - continuing operations	3,252	4,743
Net cash used in operating activities - discontinued operations	(104)	(119)
Net cash provided by operating activities	3,148	4,624
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	7,323	12,969
Other securities	192	320
Other invested assets	1,298	645
Divestitures, net	6	237
Maturities of fixed maturity securities available for sale	6,887	6,096
Principal payments received on and sales of mortgage and other loans receivable	483	741
Purchases of:
Available for sale securities	(13,254)	(18,263)
Other securities	(224)	(204)
Other invested assets	(364)	(505)
Mortgage and other loans receivable	(294)	(718)
Net change in short-term investments	1,324	(1,621)
Other, net	(187)	(1,292)
Net cash provided by (used in) investing activities - continuing operations	3,190	(1,595)
Net cash used in investing activities - discontinued operations	(4,171)	(2,478)
Net cash used in investing activities	(981)	(4,073)
Cash flows from financing activities:
Proceeds from (payments for)
Issuance of long-term debt	1	742
Repayments of long-term debt	(510)	(675)
Repayments of debt of consolidated investment entities	(1)	(6)
Purchase of common stock	(4,830)	(1,927)
Redemption of preferred stock	(485)	—
Dividends on preferred stock and preferred stock redemption premiums	(22)	(22)
Dividends on common stock	(758)	(748)
Other, net	137	628
Net cash used in financing activities - continuing operations	(6,468)	(2,008)
Net cash provided by financing activities - discontinued operations	4,409	1,769
Net cash used in financing activities	(2,059)	(239)
Effect of exchange rate changes on cash and restricted cash	(37)	(37)
Net increase in cash and restricted cash	71	275
Cash and restricted cash at beginning of year	1,573	1,571
Cash and restricted cash of held for sale assets	(85)	(395)
Cash and restricted cash at end of period	$1,559	$1,451

AIG | Third Quarter 2024 Form 10-Q	7

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)(continued)
Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash	$1,472	$1,424
Restricted cash included in Short-term investments*	72	1
Restricted cash included in Other assets*	15	26
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$1,559	$1,451
Cash paid during the period for:
Interest	$581	$745
Taxes	$811	$473
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk transfer transactions	$1,316	$2,818
Fixed maturity securities and other invested assets received in connection with reinsurance transactions	$254	$—
Fixed maturity securities and other invested assets transferred in connection with reinsurance transactions	$(148)	$(825)
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$2,416	$3,217
Fee income debited to policyholder contract deposits included in financing activities	$(1,426)	$(1,567)
*Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to real estate.
See accompanying Notes to Condensed Consolidated Financial Statements.

8	AIG | Third Quarter 2024 Form 10-Q

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
In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein. Operating results for the nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2024 and prior to the issuance of these Condensed Consolidated Financial Statements. Prior year Condensed Consolidated Financial Statements have been reclassified for comparative purpose to conform with the captions presented in the current year.
AMENDED AND RESTATED CREDIT AGREEMENT
On September 27, 2024, AIG entered into the amended and restated credit agreement (Amended Credit Agreement) that amends and restates AIG's credit agreement, dated as of November 19, 2021, which provides for a syndicated, multicurrency revolving credit facility as a potential source of liquidity for general corporate purposes. The Amended Credit Agreement provides for a five-year total commitment of $3.0 billion, consisting of standby letters of credit and/or revolving credit borrowings. Under the Amended Credit Agreement, the applicable rate, commitment fee and letter of credit fee are determined by reference to the credit ratings of AIG’s senior long-term unsecured debt. The Amended Credit Agreement is scheduled to expire in September 2029.
As of September 30, 2024, there were no borrowings or letters of credit outstanding under the Amended Credit Agreement, so that a total of approximately $3.0 billion remains available under the Amended Credit Agreement.
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

AIG | Third Quarter 2024 Form 10-Q	9

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
Certain critical accounting estimates were eliminated as a result of the deconsolidation of Corebridge Financial, Inc. (Corebridge), the holding company for AIG's former Life and Retirement business, in the second quarter of 2024. There were no changes to the remaining critical accounting estimates. For further details, see Note 4.

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
Segment Reporting
In November 2023, the FASB issued an accounting standard update to address improvements to reportable segment disclosures. The standard primarily requires the following disclosure on an annual and interim basis: (i) significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss; and (ii) other segment items and description of its composition. The standard also requires current annual disclosures about a reportable segment's profits or losses and assets to be disclosed in interim periods and the title and position of the CODM with an explanation of how the CODM uses the reported measure(s) of segment profits or losses in assessing segment performance. The guidance is effective for public companies for fiscal years beginning after December 15, 2023 and interim periods in fiscal years within fiscal years beginning after December 15, 2024, with early adoption permitted. The company will adopt this guidance in our 2024 Annual Report on Form 10-K and the amendment will be applied retrospectively to all prior periods presented.

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

10	AIG | Third Quarter 2024 Form 10-Q

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
The following table presents AIG’s continuing operations by operating segment:

Three Months Ended September 30,	2024			2023
(in millions)	Adjusted Revenues	Adjusted Pre-tax Income (Loss)		Adjusted Revenues	Adjusted Pre-tax Income (Loss)
General Insurance
North America - Underwriting income	$2,638	$37	(a)	$3,079	$235	(a)
International - Underwriting income	3,309	400	(a)	3,343	376	(a)
Net investment income	773	773		756	756
Total General Insurance	6,720	1,210		7,178	1,367
Other Operations
Other Operations before consolidation and eliminations	123	(141)		171	(271)
Consolidation and eliminations	—	(2)		(22)	(7)
Total Other Operations	123	(143)		149	(278)
Total	6,843	1,067		7,327	1,089
Reconciling items:
Changes in the fair values of equity securities and AIG's investment in Corebridge	25	25		31	31
Other income (expense) - net	(1)	—		17	—
Loss on extinguishment of debt	—	—		—	(21)
Net investment income on Fortitude Re funds withheld assets	51	51		29	29
Net realized losses on Fortitude Re funds withheld assets	(18)	(18)		(3)	(3)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(157)	(157)		57	57
Net realized gains (losses)(b)	8	7		(191)	(190)
Net gain (loss) on divestitures and other	—	(8)		—	101

AIG | Third Quarter 2024 Form 10-Q	11

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Three Months Ended September 30,	2024		2023
(in millions)	Adjusted Revenues	Adjusted Pre-tax Income (Loss)	Adjusted Revenues	Adjusted Pre-tax Income (Loss)
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	(126)	—	75
Net loss reserve discount charge	—	(29)	—	(5)
Pension expense related to lump sum payments to former employees	—	—	—	(8)
Integration and transaction costs associated with acquiring or divesting businesses	—	(22)	—	(2)
Restructuring and other costs	—	(137)	—	(49)
Non-recurring costs related to regulatory or accounting changes	—	(4)	—	(4)
Revenues and pre-tax income	$6,751	$649	$7,267	$1,100

Nine Months Ended September 30,	2024			2023
(in millions)	Adjusted Revenues	Adjusted Pre-tax Income (Loss)		Adjusted Revenues	Adjusted Pre-tax Income (Loss)
General Insurance
North America - Underwriting income	$7,610	$424	(a)	$9,254	$886	(a)
International - Underwriting income	9,872	1,039	(a)	9,924	821	(a)
Net investment income	2,281	2,281		2,227	2,227
Total General Insurance	19,763	3,744		21,405	3,934
Other Operations
Other Operations before consolidation and eliminations	431	(496)		490	(815)
AIG consolidation and eliminations	(3)	(3)		(61)	(20)
Total Other Operations	428	(499)		429	(835)
Total	20,191	3,245		21,834	3,099
Reconciling items:
Changes in the fair values of equity securities and AIG's investment in Corebridge	172	172		93	93
Other income (expense) - net	16	—		40	—
Gain (loss) on extinguishment of debt	—	(1)		—	(21)
Net investment income on Fortitude Re funds withheld assets	123	123		106	106
Net realized losses on Fortitude Re funds withheld assets	(38)	(38)		(64)	(64)
Net realized losses on Fortitude Re funds withheld embedded derivative	(158)	(158)		(25)	(25)
Net realized losses(b)	(232)	(234)		(577)	(573)
Net gain (loss) on divestitures and other	—	94		—	89
Non-operating litigation reserves and settlements	—	—		1	—
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	(66)		—	112
Net loss reserve discount benefit (charge)	—	(131)		—	(85)
Pension expense related to lump sum payments to former employees	—	—		—	(62)
Integration and transaction costs associated with acquiring or divesting businesses	—	(37)		—	(10)
Restructuring and other costs(c)	—	(630)		—	(264)
Non-recurring costs related to regulatory or accounting changes	—	(15)		—	(19)
Net impact from elimination of international reporting lag(d)	—	—		4	12
Revenues and pre-tax income	$20,074	$2,324		$21,412	$2,388
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
(c)In the three and nine months ended September 30, 2024, Restructuring and other costs increased primarily as a result of employee-related costs, including severance, and real estate impairment charges.
(d)For additional information, see Note 1 to the Consolidated Financial Statements in the 2023 Annual Report.
For the three and nine months ended September 30, 2024, we recorded severance charges of $66 million and $351 million, respectively, and asset impairment of $53 million for the nine months ended September 30, 2024, as a result of restructuring activities.

12	AIG | Third Quarter 2024 Form 10-Q

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
Assets and liabilities related to a Held-For-Sale Business are reported in Assets held for sale and Liabilities held for sale, respectively, in our Condensed Consolidated Balance Sheets beginning in the period in which the business is classified as held-for-sale. At September 30, 2024, businesses and assets reported and classified as held-for-sale primarily consisted of our global personal travel insurance and assistance business, described below.
Nippon Sale
On May 16, 2024, AIG entered into a stock purchase agreement with Corebridge and Nippon Life Insurance Company (Nippon), a mutual company (sougogaisha) organized under the laws of Japan, pursuant to which AIG agreed to sell 121,956,256 shares of common stock of Corebridge, representing approximately 20 percent of the issued and outstanding common stock at signing, to Nippon for aggregate consideration of $3.8 billion in cash. The transaction is expected to close in the first quarter of 2025, subject to certain closing conditions, including the receipt of regulatory approvals. As a result, Corebridge met the criteria to be presented as held-for-sale and discontinued operations. In addition, on June 9, 2024, AIG met the requirements for the deconsolidation of Corebridge. For further details, see — Discontinued Operations Presentation below.
Global Personal Travel Business
On June 26, 2024, AIG entered into a definitive agreement to sell its global individual personal travel insurance and assistance business to Zurich Insurance Group for $600 million in cash plus additional earn-out consideration. The agreement includes the Travel Guard business and its servicing capabilities, excluding our travel insurance businesses in Japan and our AIG joint venture arrangement in India. Travel coverages offered through AIG’s Accident & Health business are also excluded from this agreement. The sale is expected to close by the end of 2024, subject to customary closing conditions, including regulatory approvals. The results of our global individual personal travel insurance and assistance business are reported in General Insurance North America and International.
DISCONTINUED OPERATIONS PRESENTATION
We present a business, or a component of an entity, as discontinued operations if a) it meets the held-for-sale criteria, or is disposed of by sale, or is disposed of other than by sale, and b) the disposal of the business, or component of an entity, represents a strategic shift that has (or will have) a major effect on AIG’s financial results.
In September 2022, AIG closed on the initial public offering of Corebridge. Since September 2022 and through June 9, 2024, AIG sold portions of its interests in Corebridge through secondary public offerings. On June 9, 2024, AIG held 48.4 percent of Corebridge common stock, waived its right to majority representation on the Corebridge Board of Directors and one of AIG's designees resigned from the Corebridge Board of Directors as of June 9, 2024 (the Deconsolidation Date). As a result, AIG met the requirements for the deconsolidation of Corebridge. The historical financial results of Corebridge, for all periods presented, are reflected in these Condensed Consolidated Financial Statements as discontinued operations.
On June 3, 2024, AIG closed on a secondary offering of 30 million shares of Corebridge common stock. The sale was recorded as an equity transaction as AIG controlled Corebridge as of the transaction date. The aggregate gross proceeds of the offering, before deducting underwriting discounts and commission and other expenses payable by AIG, were $876 million. As a result of the offering, AIG recorded an increase of $261 million in Total AIG shareholders' equity. On July 2, 2024, the underwriters exercised their option to purchase an additional 1.9 million shares, which reduced AIG's remaining investment in Corebridge reported in Other invested assets.
On August 5, 2024, AIG entered into a Share Repurchase Agreement with Corebridge. The per share purchase price was $24.90, the closing price of Corebridge’s common stock on the New York Stock Exchange on August 5, 2024. This repurchase was completed on August 7, 2024 for an aggregate purchase price of approximately $200 million.
Due to share repurchases by Corebridge and sale of shares by AIG after the Deconsolidation Date, as of September 30, 2024, AIG held 48.6 percent of the outstanding common stock of Corebridge.

AIG | Third Quarter 2024 Form 10-Q	13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Held-For-Sale Classification & Discontinued Operations Presentation

The assets and liabilities of Corebridge are classified as Assets of discontinued operations and Liabilities of discontinued operations in AIG’s Condensed Consolidated Balance Sheets as of December 31, 2023. The results of operations of Corebridge are reported as discontinued operations for all periods presented in the Condensed Consolidated Statement of Income (Loss). In the second quarter of 2024, AIG recognized a loss of $4.7 billion as a result of the deconsolidation, mainly due to the recognition of accumulated comprehensive loss of $7.2 billion. The loss is recorded as a component of discontinued operations. Corebridge was previously reported in Life and Retirement and Other Operations.
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
The following provides financial information related to Corebridge as an equity method investee as if Corebridge was an equity method investee for the periods presented. The “Equity method income (loss) related to Corebridge (based on fair value)” assumes a retained interest in Corebridge of 48.6 percent and is calculated based on the changes in Corebridge’s stock price for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Corebridge pre-tax income	$(1,594)	$2,461	$(122)	$2,703
Equity method income (loss) related to Corebridge (based on fair value)	$11	$584	$2,094	$(87)
The following table summarizes the components of assets and liabilities held-for-sale and assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
(in millions)	Assets and Liabilities Held for Sale	Assets and Liabilities Held for Sale	Corebridge (Assets and Liabilities of Discontinued Operations)
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses	$—	$14	$166,657
Other bond securities, at fair value	—	—	4,579
Equity securities, at fair value	—	—	63
Mortgage and other loans receivable, net of allowance for credit losses	—	—	46,732
Other invested assets	—	—	9,916
Short-term investments	11	1	4,346
Total investments	11	15	232,293
Cash	85	—	618
Accrued investment income	—	—	2,011
Premiums and other receivables, net of allowance for credit losses and disputes	32	9	709
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes	—	—	26,772
Reinsurance assets - other, net of allowance for credit losses and disputes		3	2,519
Deferred income taxes	(9)	—	8,307
Deferred policy acquisition costs	—	—	10,782
Market risk benefit assets, at fair value	—	—	912
Other assets, net of allowance for credit losses(a)	18	3	2,820
Separate account assets, at fair value	—	—	91,005
Total assets held for sale/assets of discontinued operations	$137	$30	$378,748

Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses	$—	$19	$—
Unearned premiums	—	7	65
Future policy benefits	—	—	57,946
Policyholder contract deposits	—	—	161,979
Market risk benefit liabilities, at fair value	—	—	5,705
Other policyholder funds	—	—	2,862
Fortitude Re funds withheld payable	—	—	25,957
Other liabilities	78	2	8,790

14	AIG | Third Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Held-For-Sale Classification & Discontinued Operations Presentation

	September 30, 2024	December 31, 2023
(in millions)	Assets and Liabilities Held for Sale	Assets and Liabilities Held for Sale	Corebridge (Assets and Liabilities of Discontinued Operations)
Short-term and long-term debt	—	—	9,420
Debt of consolidated investment entities	—	—	2,360
Separate account liabilities	—	—	91,005
Total liabilities held for sale/liabilities of discontinued operations	$78	$28	$366,089
(a)Other assets, net of allowance for credit losses includes goodwill and other intangibles of $116 million and $3 million, respectively, for Corebridge at December 31, 2023.
The following table presents the amounts related to the operations of Corebridge that have been reflected in Net income from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenues:
Premiums	$—	$701	$2,723	$5,249
Policy fees	—	702	1,269	2,094
Net investment income	—	2,705	5,238	8,125
Net realized gains (losses)	—	1,216	(923)	(464)
Other income	—	186	372	561
Total revenues	—	5,510	8,679	15,565
Benefits, losses and expenses:
Policyholder benefits and losses incurred	—	1,106	3,618	6,478
Change in the fair value of market risk benefits, net	—	(418)	(350)	(484)
Interest credited to policyholder account balances	—	1,135	2,184	3,237
Amortization of deferred policy acquisition costs	—	268	465	779
General operating and other expenses	—	805	1,350	2,317
Interest expense	—	143	249	474
Net (gain) loss on divestitures and other	—	2	(191)	(52)
Total benefits, losses and expenses	—	3,041	7,325	12,749
Income (loss) from discontinued operations before income tax expense (benefit) and loss on disposal of discontinued operations	—	2,469	1,354	2,816
Income tax expense (benefit)	—	420	226	341
Income (loss) from discontinued operations, net of income taxes before loss on disposal of discontinued operations	—	2,049	1,128	2,475
Loss on disposition of operations, net of tax	(24)	(3)	(4,708)	(3)
Income (loss) from discontinued operations, net of income taxes	(24)	2,046	(3,580)	2,472
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	(2)	720	475	801
Net income (loss) from discontinued operations attributable to AIG	$(22)	$1,326	$(4,055)	$1,671

AIG | Third Quarter 2024 Form 10-Q	15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Held-For-Sale Classification & Discontinued Operations Presentation
DISCONTINUED OPERATIONS LOSS PRESENTATION
The loss recognized in the second quarter of 2024 for the deconsolidation of Corebridge includes (i) $8.5 billion of retained investment in Corebridge (Corebridge’s quoted stock price is used for fair value measurement, which is classified as level 1 in the fair value hierarchy), (ii) $817 million of certain other investments (considered level 3 in the fair value hierarchy) which are measured based on valuation techniques (i.e., third party appraisals) that use significant inputs (i.e., terminal capital rate and discount rate), and (iii) $378 million of an unsettled receivable. For details on fair value hierarchy, see Note 5. The loss on deconsolidation of Corebridge is calculated as follows:

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

16	AIG | Third Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

September 30, 2024	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$1	$4,513	$—	$—	$—	$4,514
Obligations of states, municipalities and political subdivisions	—	4,647	4	—	—	4,651
Non-U.S. governments	181	8,545	7	—	—	8,733
Corporate debt	—	32,649	385	—	—	33,034
RMBS	—	4,324	2,095	—	—	6,419
CMBS	—	4,024	82	—	—	4,106
CLO/ABS	—	3,540	983	—	—	4,523
Total bonds available for sale	182	62,242	3,556	—	—	65,980
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	52	—	—	—	52
Non-U.S. governments	—	27	—	—	—	27
Corporate debt	—	253	46	—	—	299
RMBS	—	52	55	—	—	107
CMBS	—	44	—	—	—	44
CLO/ABS	—	87	147	—	—	234
Total other bond securities	—	515	248	—	—	763
Equity securities	739	15	13	—	—	767
Other invested assets(b)	8,143	129	158	—	—	8,430
Derivative assets(c):
Interest rate contracts	—	305	—	—	—	305
Foreign exchange contracts	—	249	—	—	—	249
Equity contracts	—	—	31	—	—	31
Credit contracts	—	—	33	—	—	33
Other contracts	—	—	1	—	—	1
Counterparty netting and cash collateral	—	—	—	(276)	(241)	(517)
Total derivative assets	—	554	65	(276)	(241)	102
Short-term investments	4,969	3,853	—	—	—	8,822
Other assets(c)	—	—	129	—	—	129
Total(d)	$14,033	$67,308	$4,169	$(276)	$(241)	$84,993
Liabilities:
Derivative liabilities(c):
Interest rate contracts	$—	$333	$—	$—	$—	$333
Foreign exchange contracts	—	255	—	—	—	255
Equity contracts	—	—	31	—	—	31
Credit contracts	—	—	34	—	—	34
Other contracts	—	—	1	—	—	1
Counterparty netting and cash collateral	—	—	—	(276)	(209)	(485)
Total derivative liabilities	—	588	66	(276)	(209)	169
Fortitude Re funds withheld payable	—	—	—	—	—	—
Other liabilities	—	—	99	—	—	99
Total	$—	$588	$165	$(276)	$(209)	$268

AIG | Third Quarter 2024 Form 10-Q	17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

December 31, 2023	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$15	$4,380	$—	$—	$—	$4,395
Obligations of states, municipalities and political subdivisions	—	4,830	3	—	—	4,833
Non-U.S. governments	233	8,156	7	—	—	8,396
Corporate debt	—	32,023	323	—	—	32,346
RMBS	—	4,415	1,792	—	—	6,207
CMBS	—	4,122	25	—	—	4,147
CLO/ABS	—	3,629	1,289	—	—	4,918
Total bonds available for sale	248	61,555	3,439	—	—	65,242
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	51	—	—	—	51
Non-U.S. governments	—	24	—	—	—	24
Corporate debt	—	210	45	—	—	255
RMBS	—	42	51	—	—	93
CMBS	—	33	—	—	—	33
CLO/ABS	—	69	138	—	—	207
Total other bond securities	—	429	234	—	—	663
Equity securities	612	39	14	—	—	665
Other invested assets (b)	—	155	221	—	—	376
Derivative assets(c):
Interest rate contracts	—	335	406	—	—	741
Foreign exchange contracts	—	450	1	—	—	451
Equity contracts	—	18	48	—	—	66
Credit contracts	—	—	33	—	—	33
Other contracts	—	—	1	—	—	1
Counterparty netting and cash collateral	—	—	—	(450)	(711)	(1,161)
Total derivative assets	—	803	489	(450)	(711)	131
Short-term investments	2,613	6,750	—	—	—	9,363
Other assets(c)	—	—	243	—	—	243
Total(d)	$3,473	$69,731	$4,640	$(450)	$(711)	$76,683
Liabilities:
Derivative liabilities(c):
Interest rate contracts	$—	$352	$—	$—	$—	$352
Foreign exchange contracts	—	561	3	—	—	564
Credit contracts	—	3	33	—	—	36
Counterparty netting and cash collateral	—	—	—	(450)	(249)	(699)
Total derivative liabilities	—	916	36	(450)	(249)	253
Fortitude Re funds withheld payable	—	—	(148)	—	—	(148)
Other liabilities	—	107	122	—	—	229
Total	$—	$1,023	$10	$(450)	$(249)	$334
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $3.4 billion and $3.8 billion as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, includes AIG's ownership interest in Corebridge of $8.1 billion on which AIG elected the fair value option.
(c)Presented as part of Other assets and Other liabilities on the Condensed Consolidated Balance Sheets.
(d)Excludes $1 million and $15 million as of September 30, 2024 and December 31, 2023, respectively, of assets reclassified to Assets held for sale on the Condensed Consolidated Balance Sheets.

18	AIG | Third Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three and nine months ended September 30, 2024 and 2023 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at September 30, 2024 and 2023:

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended September 30, 2024
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$4	$—	$—	$—	$—	$—	$—	$4	$—	$—
Non-U.S. governments	7	—	—	—	—	—	—	7	—	—
Corporate debt	359	(3)	18	4	—	—	7	385	—	14
RMBS	2,016	(1)	110	(23)	—	—	(7)	2,095	—	63
CMBS	94	(1)	1	(12)	—	—	—	82	—	—
CLO/ABS	1,275	(11)	33	(314)	—	—	—	983	—	23
Total bonds available for sale	3,755	(16)	162	(345)	—	—	—	3,556	—	100
Other bond securities:
Corporate Debt	44	—	—	—	—	—	2	46	2	—
RMBS	49	3	—	(2)	—	—	5	55	—	—
CLO/ABS	145	3	—	(1)	—	—	—	147	3	—
Total other bond securities	238	6	—	(3)	—	—	7	248	5	—
Equity securities	13	1	—	2	—	—	(3)	13	—	—
Other invested assets	145	(3)	—	5	—	—	11	158	—	—
Other assets	130	—	—	(1)	—	—	—	129	—	—
Total	$4,281	$(12)	$162	$(342)	$—	$—	$15	$4,104	$5	$100
(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Derivative liabilities, net:
Interest rate contracts	$(3)	$—	$—	$3	$—	$—	$—	$—	$—	$—
Equity contracts	(35)	—	—	(1)	—	—	36	—	2	—
Credit contracts	—	1	—	—	—	—	—	1	(1)	—
Other contracts	(1)	—	—	—	—	—	1	—	1	—
Total derivative liabilities, net(a)	(39)	1	—	2	—	—	37	1	2	—
Fortitude Re funds withheld payable	(154)	157	—	(3)	—	—	—	—	(153)	—
Other Liabilities	99	—	—	—	—	—	—	99	—	—
Total	$(94)	$158	$—	$(1)	$—	$—	$37	$100	$(151)	$—

AIG | Third Quarter 2024 Form 10-Q	19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended September 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$16	$(1)	$—	$(11)	$—	$—	$—	$4	$—	$—
Non-U.S. governments	6	—	—	(3)	—	—	—	3	—	—
Corporate debt	418	(2)	(12)	(63)	30	(16)	—	355	—	(13)
RMBS	1,868	26	(15)	(63)	—	(3)	7	1,820	—	(16)
CMBS	48	(7)	—	6	31	(24)	—	54	—	(5)
CLO/ABS	1,396	(14)	19	(27)	—	(32)	2	1,344	—	(3)
Total bonds available for sale	3,752	2	(8)	(161)	61	(75)	9	3,580	—	(37)
Other bond securities:
Corporate debt	44	1	—	—	—	—	—	45	1	—
RMBS	52	—	—	(2)	—	—	—	50	1	—
CLO/ABS	154	(2)	—	(1)	1	—	1	153	(4)	—
Total other bond securities	250	(1)	—	(3)	1	—	1	248	(2)	—
Equity securities	28	—	—	(2)	—	(12)	—	14	—	—
Other invested assets	227	3	—	(2)	10	—	—	238	3	—
Other assets	111	—	—	1	—	—	—	112	—	—
Total	$4,368	$4	$(8)	$(167)	$72	$(87)	$10	$4,192	$1	$(37)
(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Derivative liabilities, net:
Interest rate contracts	$(339)	$(174)	$—	$(20)	$—	$—	$—	$(533)	$128	$—
Foreign exchange contracts	2	(1)	—	1	—	—	—	2	—	—
Equity contracts	(399)	178	—	91	—	—	—	(130)	(65)	—
Credit contracts	—	1	—	(1)	—	—	—	—	(1)	—
Other contracts	(1)	(1)	—	1	—	—	—	(1)	1	—
Total derivative liabilities, net(a)	(737)	3	—	72	—	—	—	(662)	63	—
Fortitude Re funds withheld payable	(269)	(57)	—	(29)	—	—	—	(355)	78	—
Other liabilities	98	(6)	—	—	—	—	—	92	—	—
Total	$(908)	$(60)	$—	$43	$—	$—	$—	$(925)	$141	$—

20	AIG | Third Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Nine Months Ended September 30, 2024
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$3	$—	$—	$1	$—	$—	$—	$4	$—	$(5)
Non-U.S. governments	7	—	—	—	—	—	—	7	—	—
Corporate debt	323	(2)	16	(56)	134	(37)	7	385	—	9
RMBS	1,792	46	108	(173)	287	(2)	37	2,095	—	3
CMBS	25	(5)	7	(30)	85	—	—	82	—	—
CLO/ABS	1,289	(23)	65	(380)	44	(12)	—	983	—	49
Total bonds available for sale	3,439	16	196	(638)	550	(51)	44	3,556	—	56
Other bond securities:
Corporate debt	45	1	—	—	—	—	—	46	1	—
RMBS	51	3	—	(2)	—	(2)	5	55	2	—
CLO/ABS	138	3	—	4	2	—	—	147	1	—
Total other bond securities	234	7	—	2	2	(2)	5	248	4	—
Equity securities	14	1	—	2	—	(1)	(3)	13	1	—
Other invested assets	221	(16)	—	(34)	—	(13)	—	158	(12)	—
Other assets	243	—	—	(114)	—	—	—	129	—	—
Total	$4,151	$8	$196	$(782)	$552	$(67)	$46	$4,104	$(7)	$56
(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Derivative liabilities, net:
Interest rate contracts	$(406)	$61	$—	$345	$—	$—	$—	$—	$(3)	$—
Foreign exchange contracts	2	(2)	—	—	—	—	—	—	—	—
Equity contracts	(48)	(18)	—	30	—	—	36	—	10	—
Credit contracts	—	1	—	—	—	—	—	1	(1)	—
Other contracts	(1)	(1)	—	1	—	—	1	—	1	—
Total derivative liabilities, net(a)	(453)	41	—	376	—	—	37	1	7	—
Fortitude Re funds withheld payable	(148)	158	—	(10)	—	—	—	—	(106)	—
Other Liabilities	122	(2)	—	(21)	—	—	—	99	—	—
Total	$(479)	$197	$—	$345	$—	$—	$37	$100	$(99)	$—

AIG | Third Quarter 2024 Form 10-Q	21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Nine Months Ended September 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$20	$(1)	$1	$(16)	$—	$—	$—	$4	$—	$—
Non-U.S. governments	2	—	1	(5)	7	(2)	—	3	—	1
Corporate debt	879	(6)	5	(410)	138	(251)	—	355	—	(9)
RMBS	1,884	85	11	(81)	—	(51)	(28)	1,820	—	8
CMBS	207	(29)	(1)	7	42	(172)	—	54	—	(15)
CLO/ABS	1,483	(26)	39	(110)	17	(74)	15	1,344	—	1
Total bonds available for sale	4,475	23	56	(615)	204	(550)	(13)	3,580	—	(14)
Other bond securities:
Corporate debt	—	1	—	44	—	—	—	45	1	—
RMBS	65	2	—	(17)	—	—	—	50	(7)	—
CLO/ABS	158	(1)	—	(14)	1	(3)	12	153	(30)	—
Total other bond securities	223	2	—	13	1	(3)	12	248	(36)	—
Equity securities	13	2	—	2	10	(13)	—	14	2	—
Other invested assets	244	(4)	—	(12)	10	—	—	238	(7)	—
Other assets	107	—	—	5	—	—	—	112	—	—
Total	$5,062	$23	$56	$(607)	$225	$(566)	$(1)	$4,192	$(41)	$(14)
(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Derivative liabilities, net:
Interest rate contracts	$(311)	$(90)	$—	$(132)	$—	$—	$—	$(533)	$146	$—
Foreign exchange contracts	—	1	—	1	—	—	—	2	(2)	—
Equity contracts	(271)	109	—	32	—	—	—	(130)	(49)	—
Credit contracts	—	—	—	—	—	—	—	—	(1)	—
Other contracts	(1)	(2)	—	2	—	—	—	(1)	2	—
Total derivative liabilities, net(a)	(583)	18	—	(97)	—	—	—	(662)	96	—
Fortitude Re funds withheld payable	(41)	25	—	(339)	—	—	—	(355)	30	—
Other liabilities	112	(20)	—	—	—	—	—	92	—	—
Total	$(512)	$23	$—	$(436)	$—	$—	$—	$(925)	$126	$—
(a)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

22	AIG | Third Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Net Investment Income	Net Realized Gains (Losses)	Total
Three Months Ended September 30, 2024
Assets:
Bonds available for sale	$25	$(41)	$(16)
Other bond securities	6	—	6
Equity securities	1	—	1
Other invested assets	(3)	—	(3)
Three Months Ended September 30, 2023
Assets:
Bonds available for sale	$40	$(38)	$2
Other bond securities	(1)	—	(1)
Other invested assets	4	(1)	3
Nine Months Ended September 30, 2024
Assets:
Bonds available for sale	$65	$(49)	$16
Other bond securities	7	—	7
Equity securities	1	—	1
Other invested assets	(16)	—	(16)
Nine Months Ended September 30, 2023
Assets:
Bonds available for sale	$77	$(54)	$23
Other bond securities	2	—	2
Equity securities	2	—	2
Other invested assets	(3)	(1)	(4)

(in millions)	Net Investment Income	Net Realized (Gains) Losses	Total
Three Months Ended September 30, 2024
Liabilities:
Derivative liabilities, net	$—	$1	$1
Fortitude Re funds withheld payable	—	157	157
Three Months Ended September 30, 2023
Liabilities:
Derivative liabilities, net	$—	$3	$3
Fortitude Re funds withheld payable	—	(57)	(57)
Other Liabilities	—	(6)	(6)
Nine Months Ended September 30, 2024
Liabilities:
Derivative liabilities, net	$—	$41	$41
Fortitude Re funds withheld payable	—	158	158
Other Liabilities	—	(2)	(2)
Nine Months Ended September 30, 2023
Liabilities:
Derivative liabilities, net	$—	$18	$18
Fortitude Re funds withheld payable	—	25	25
Other Liabilities	—	(20)	(20)

AIG | Third Quarter 2024 Form 10-Q	23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three and nine months ended September 30, 2024 and 2023 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Three Months Ended September 30, 2024
Assets:
Bonds available for sale:
Corporate debt	$10	$(4)	$(2)	$4
RMBS	87	(45)	(65)	(23)
CMBS	—	(12)	—	(12)
CLO/ABS	270	(563)	(21)	(314)
Total bonds available for sale	367	(624)	(88)	(345)
Other bond securities:
RMBS	—	—	(2)	(2)
CLO/ABS	—	—	(1)	(1)
Total other bond securities	—	—	(3)	(3)
Equity securities	2	—	—	2
Other invested assets	17	—	(12)	5
Other assets	—	—	(1)	(1)
Total	$386	$(624)	$(104)	$(342)
Liabilities:
Derivative liabilities, net	$—	$—	$2	$2
Fortitude Re funds withheld payable	—	—	(3)	(3)
Total	$—	$—	$(1)	$(1)
Three Months Ended September 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$—	$(11)	$—	$(11)
Non-U.S. governments	$—	$—	$(3)	$(3)
Corporate debt	5	—	(68)	(63)
RMBS	18	(6)	(75)	(63)
CMBS	—	(7)	13	6
CLO/ABS	76	(151)	48	(27)
Total bonds available for sale	99	(175)	(85)	(161)
Other bond securities:
RMBS	—	—	(2)	(2)
CLO/ABS	—	(10)	9	(1)
Total other bond securities	—	(10)	7	(3)
Equity securities	—	(2)	—	(2)
Other invested assets	—	—	(2)	(2)
Other assets	—	—	1	1
Total	$99	$(187)	$(79)	$(167)
Liabilities:
Derivative liabilities, net	$(91)	$3	$160	$72
Fortitude Re funds withheld payable	—	—	(29)	(29)
Total	$(91)	$3	$131	$43

24	AIG | Third Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Nine Months Ended September 30, 2024
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1	$—	$—	$1
Non-U.S. governments	4	—	(4)	—
Corporate debt	21	(7)	(70)	(56)
RMBS	87	(46)	(214)	(173)
CMBS	—	(12)	(18)	(30)
CLO/ABS	336	(565)	(151)	(380)
Total bonds available for sale	449	(630)	(457)	(638)
Other bond securities:
RMBS	3	(1)	(4)	(2)
CLO/ABS	11	—	(7)	4
Total other bond securities	14	(1)	(11)	2
Equity securities	2	—	—	2
Other invested assets	18	—	(52)	(34)
Other assets	—	—	(114)	(114)
Total	$483	$(631)	$(634)	$(782)
Liabilities:
Derivative liabilities, net	$—	$—	$376	$376
Fortitude Re funds withheld payable	—	—	(10)	(10)
Other Liabilities	—	—	(21)	(21)
Total	$—	$—	$345	$345
Nine Months Ended September 30, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1	$(15)	$(2)	$(16)
Non-U.S. governments	—	—	(5)	(5)
Corporate Debt	13	—	(423)	(410)
RMBS	188	(25)	(244)	(81)
CMBS	1	(12)	18	7
CLO/ABS	183	(302)	9	(110)
Total bonds available for sale	386	(354)	(647)	(615)
Other bond securities:
Corporate debt	20	—	24	44
RMBS	—	—	(17)	(17)
CLO/ABS	14	(10)	(18)	(14)
Total other bond securities	34	(10)	(11)	13
Equity securities	5	(2)	(1)	2
Other invested assets	1	—	(13)	(12)
Other assets	—	—	5	5
Total	$426	$(366)	$(667)	$(607)
Liabilities:
Derivative liabilities, net	$(407)	$7	$303	$(97)
Fortitude Re funds withheld payable	—	—	(339)	(339)
Total	$(407)	$7	$(36)	$(436)
(a)There were no issuances during the three and nine months ended September 30, 2024 and 2023.
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2024 and 2023 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

AIG | Third Quarter 2024 Form 10-Q	25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Transfers of Level 3 Assets and Liabilities
The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) (OCI) as shown in the table above excludes $0 million and $(27) million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three and nine months ended September 30, 2024, respectively, and includes $0 million and $1 million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three and nine months ended September 30, 2024, respectively.
The Net realized and unrealized gains (losses) included in income (loss) or OCI as shown in the table above excludes $(5) million and $(4) million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three and nine months ended September 30, 2023, respectively, and includes $0 million and $(9) million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three and nine months ended September 30, 2023, respectively.
Transfers of Level 3 Assets
There were no transfers into Level 3 assets during the three months ended September 30, 2024. During the nine months ended September 30, 2024 and three and nine months ended September 30, 2023, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS), collateralized loan obligations (CLO)/asset-backed securities (ABS) and equity securities. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, RMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
There were no transfers out of Level 3 assets during the three months ended September 30, 2024. During the nine months ended September 30, 2024 and three and nine months ended September 30, 2023, transfers out of Level 3 assets primarily included certain investments in private placement corporate debt, CMBS, RMBS, CLO/ABS, municipal bonds and equity securities. Transfers of private placement corporate debt out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three and nine months ended September 30, 2024 and 2023.

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

(in millions)	Fair Value at September 30, 2024	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$3	Discounted cash flow	Yield	4.60% - 4.82% (4.71%)
Corporate debt	128	Discounted cash flow	Yield	5.71% - 10.24% (7.98%)
RMBS(a)	1,365	Discounted cash flow	Constant prepayment rate	4.21% - 8.90% (6.55%)
			Loss severity	41.59% - 77.42% (59.51%)
			Constant default rate	0.80% - 2.38% (1.59%)
			Yield	5.23% - 6.40% (5.81%)
CLO/ABS(a)	1,003	Discounted cash flow	Yield	3.10% - 7.82% (5.46%)
CMBS	19	Discounted cash flow	Yield	5.07% - 15.74% (10.41%)

26	AIG | Third Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$3	Discounted cash flow	Yield	5.00% - 5.50% (5.23%)
Corporate debt	332	Discounted cash flow	Yield	5.16% - 9.62% (7.39%)
RMBS(a)	1,341	Discounted cash flow	Constant prepayment rate	4.43% - 10.30% (7.36%)
			Loss severity	43.21% - 76.65% (59.93%)
			Constant default rate	0.82% - 2.64% (1.73%)
			Yield	6.18% - 7.42% (6.80%)
CLO/ABS(a)	1,100	Discounted cash flow	Yield	5.31% - 8.56% (6.94%)
CMBS	22	Discounted cash flow	Yield	9.84% - 17.24% (13.54%)
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

AIG | Third Quarter 2024 Form 10-Q	27

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

		September 30, 2024		December 31, 2023
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,219	$783	$1,171	$558
Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	693	337	870	344
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	102	92	67	50
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	205	—	196	9
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	101	91	140	56
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi- strategy, and other strategies	842	165	944	64
Total private equity funds		3,162	1,468	3,388	1,081
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	12	—	13	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	168	—	389	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	8	—	9	—
Total hedge funds		188	—	411	—
Total		$3,350	$1,468	$3,799	$1,081
Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one-year or two-year increments.

28	AIG | Third Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended September 30,		Gain (Loss) Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Other bond securities(a)	$20	$(5)	$27	$4
Alternative investments(b)	76	41	184	171
Retained investment in Corebridge(c)	(35)	—	30	—
Total gain (loss)	$61	$36	$241	$175
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
FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2024
Assets:
Mortgage and other loans receivable	$—	$341	$3,935	$4,276	$4,286
Other invested assets	—	583	5	588	588
Short-term investments(a)	—	3,026	—	3,026	3,026
Cash(b)	1,472	—	—	1,472	1,472
Other assets	15	—	—	15	15
Liabilities:
Fortitude Re funds withheld payable	—	—	3,477	3,477	3,477
Long-term debt	—	9,343	264	9,607	9,892
Debt of consolidated investment entities	—	—	162	162	162

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets:
Mortgage and other loans receivable	$—	$242	$4,113	$4,355	$4,441
Other invested assets	—	645	6	651	651
Short-term investments	—	3,502	—	3,502	3,502
Cash	1,540	—	—	1,540	1,540
Other assets	32	—	—	32	32
Liabilities:
Fortitude Re funds withheld payable	—	—	3,675	3,675	3,675
Long-term debt	—	9,623	267	9,890	10,375
Debt of consolidated investment entities	—	—	231	231	231
(a)Excludes $10 million at September 30, 2024 reclassified to Assets held for sale on the Condensed Consolidated Balance Sheets.
(b)Excludes $85 million at September 30, 2024 reclassified to Assets held for sale on the Condensed Consolidated Balance Sheets.

AIG | Third Quarter 2024 Form 10-Q	29

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

6. Investments
SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost and fair value of our available for sale securities:

(in millions)	Amortized Cost	Allowance for Credit Losses(a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024
Bonds available for sale:
U.S. government and government sponsored entities	$4,488	$—	$95	$(69)	$4,514
Obligations of states, municipalities and political subdivisions	4,661	—	87	(97)	4,651
Non-U.S. governments	9,187	(2)	92	(544)	8,733
Corporate debt	33,903	(25)	808	(1,652)	33,034
Mortgage-backed, asset-backed and collateralized:
RMBS	6,462	(6)	256	(293)	6,419
CMBS	4,127	(7)	69	(83)	4,106
CLO/ABS	4,536	—	43	(56)	4,523
Total mortgage-backed, asset-backed and collateralized	15,125	(13)	368	(432)	15,048
Total bonds available for sale(b)	$67,364	$(40)	$1,450	$(2,794)	$65,980
December 31, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$4,444	$—	$40	$(89)	$4,395
Obligations of states, municipalities and political subdivisions	4,930	—	60	(157)	4,833
Non-U.S. governments	8,973	(1)	94	(670)	8,396
Corporate debt	34,013	(20)	606	(2,253)	32,346
Mortgage-backed, asset-backed and collateralized:
RMBS	6,423	(9)	219	(426)	6,207
CMBS	4,326	(4)	23	(198)	4,147
CLO/ABS	5,010	—	31	(123)	4,918
Total mortgage-backed, asset-backed and collateralized	15,759	(13)	273	(747)	15,272
Total bonds available for sale(b)	$68,119	$(34)	$1,073	$(3,916)	$65,242
(a)Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(b)At September 30, 2024 and December 31, 2023, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $3.1 billion or 5 percent and $5.2 billion or 8 percent, respectively.

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

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2024
Bonds available for sale:
U.S. government and government sponsored entities	$533	$2	$502	$67	$1,035	$69
Obligations of states, municipalities and political subdivisions	1,779	15	25	82	1,804	97
Non-U.S. governments	1,286	34	3,896	507	5,182	541
Corporate debt	10,953	100	7,554	1,533	18,507	1,633
RMBS	2,454	24	443	266	2,897	290
CMBS	1,568	6	121	75	1,689	81
CLO/ABS	1,389	12	45	44	1,434	56
Total bonds available for sale	$19,962	$193	$12,586	$2,574	$32,548	$2,767

30	AIG | Third Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$1,027	$10	$804	$79	$1,831	$89
Obligations of states, municipalities and political subdivisions	850	24	1,602	133	2,452	157
Non-U.S. governments	1,431	87	4,503	583	5,934	670
Corporate debt	4,089	171	18,612	2,070	22,701	2,241
RMBS	1,456	114	2,385	300	3,841	414
CMBS	1,024	54	1,622	137	2,646	191
CLO/ABS	1,371	33	1,509	90	2,880	123
Total bonds available for sale	$11,248	$493	$31,037	$3,392	$42,285	$3,885
At September 30, 2024, we held 10,479 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 8,111 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2023, we held 13,052 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 10,027 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at September 30, 2024 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available for Sale
The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

September 30, 2024	Total Fixed Maturity Securities Available for Sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
Due in one year or less	$4,626	$4,608
Due after one year through five years	25,918	25,593
Due after five years through ten years	16,595	16,180
Due after ten years	5,073	4,551
Mortgage-backed, asset-backed and collateralized	15,112	15,048
Total	$67,324	$65,980
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$11	$95	$3	$159	$54	$408	$121	$736
For the three and nine months ended September 30, 2024, the aggregate fair value of available for sale securities sold was $1.9 billion and $6.9 billion, respectively, which resulted in net realized gains (losses) of $(84) million and $(354) million, respectively. Included within the net realized gains (losses) are $(18) million and $(34) million of net realized gains (losses) for the three and nine months ended September 30, 2024, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.

AIG | Third Quarter 2024 Form 10-Q	31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

For the three and nine months ended September 30, 2023, the aggregate fair value of available for sale securities sold was $2.5 billion and $13.2 billion, respectively, which resulted in net realized gains (losses) of $(156) million and $(615) million, respectively. Included within the net realized gains (losses) are $(4) million and $(63) million of net realized gains (losses) for the three and nine months ended September 30, 2023, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

(in millions)	September 30, 2024		December 31, 2023
	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
Obligations of states, municipalities and political subdivisions	$52	3%	$51	4%
Non-U.S. governments	27	2	24	2
Corporate debt	299	20	255	19
Mortgage-backed, asset-backed and collateralized:
RMBS	107	7	93	7
CMBS	44	3	33	2
CLO/ABS and other collateralized securities	234	15	207	16
Total mortgage-backed, asset-backed and collateralized	385	25	333	25
Total fixed maturity securities	763	50	663	50
Equity securities	767	50	665	50
Total	$1,530	100%	$1,328	100%
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	September 30, 2024	December 31, 2023
Alternative investments(a)	$4,334	$4,345
Retained investment in Corebridge using fair value option	8,143	—
All other investments(b)	1,963	2,023
Total	$14,440	$6,368
(a)At September 30, 2024, includes hedge funds of $187 million and private equity funds of $3.9 billion. At December 31, 2023, included hedge funds of $411 million and private equity funds of $3.7 billion. Private equity funds investments include limited partnerships, direct equities and real estate partnerships. Also includes investments in real estate, net of accumulated depreciation. At September 30, 2024 and December 31, 2023, the accumulated depreciation was $167 million and $161 million, respectively.
(b)All other investments include mainly bank deposits with a maturity greater than one year and investments in joint ventures with strategic partners.

32	AIG | Third Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

NET INVESTMENT INCOME
The following table presents the components of Net investment income:

Three Months Ended September 30,	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$746	$25	$771	$731	$22	$753
Other fixed maturity securities	4	16	20	(1)	(4)	(5)
Equity securities	60	—	60	31	—	31
Interest on mortgage and other loans	52	9	61	73	10	83
Alternative investments(a)	42	—	42	19	—	19
Other investments(b)	63	1	64	43	1	44
Total investment income	967	51	1,018	896	29	925
Investment expenses	45	—	45	69	—	69
Net investment income	$922	$51	$973	$827	$29	$856

Nine Months Ended September 30,	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$2,234	$67	$2,301	$2,085	$72	$2,157
Other fixed maturity securities	—	27	27	1	3	4
Equity securities	144	—	144	93	—	93
Interest on mortgage and other loans	185	26	211	212	28	240
Alternative investments(a)	129	(1)	128	158	—	158
Other investments(b)	262	4	266	51	3	54
Total investment income	2,954	123	3,077	2,600	106	2,706
Investment expenses	135	—	135	169	—	169
Net investment income	$2,819	$123	$2,942	$2,431	$106	$2,537
(a)Includes income from hedge funds, private equity funds and real estate investments. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.
(b)Includes dividends received from Corebridge and changes in its stock price of $65 million and $(35) million, respectively, for the three months ended September 30, 2024, and $133 million and $30 million, respectively, for the nine months ended September 30, 2024.
NET REALIZED GAINS AND LOSSES
The following table presents the components of Net realized gains (losses):

Three Months Ended September 30,	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(66)	$(18)	$(84)	$(152)	$(4)	$(156)
Change in allowance for credit losses on fixed maturity securities	1	(1)	—	(7)	—	(7)
Change in allowance for credit losses on loans	(3)	(1)	(4)	(16)	3	(13)
Foreign exchange transactions	65	1	66	(30)	(5)	(35)
All other derivatives and hedge accounting	7	(2)	5	(20)	6	(14)
Sales of alternative investments	(18)	—	(18)	25	—	25
Other	22	3	25	11	(3)	8
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	8	(18)	(10)	(189)	(3)	(192)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(157)	(157)	—	57	57
Net realized gains (losses)	$8	$(175)	$(167)	$(189)	$54	$(135)

AIG | Third Quarter 2024 Form 10-Q	33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Nine Months Ended September 30,	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(320)	$(34)	$(354)	$(552)	$(63)	$(615)
Change in allowance for credit losses on fixed maturity securities	(18)	(1)	(19)	(31)	—	(31)
Change in allowance for credit losses on loans	(23)	—	(23)	(23)	2	(21)
Foreign exchange transactions	176	(2)	174	125	—	125
All other derivatives and hedge accounting	(62)	—	(62)	(133)	—	(133)
Sales of alternative investments	(4)	(1)	(5)	26	—	26
Other	13	—	13	17	(3)	14
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(238)	(38)	(276)	(571)	(64)	(635)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(158)	(158)	—	(25)	(25)
Net realized gains (losses)	$(238)	$(196)	$(434)	$(571)	$(89)	$(660)

CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$1,616	$(670)	$1,499	$159
Other investments	(19)	—	(58)	—
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$1,597	$(670)	$1,441	$159
*Excludes net unrealized gains and losses attributable to businesses held for sale or reclassified to discontinued operations at September 30, 2024 and 2023.
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other investments still held at the reporting date:

Three Months Ended September 30,	2024			2023
(in millions)	Equities	Other Invested Assets*	Total	Equities	Other Invested Assets	Total
Net gains recognized during the period on equity securities and other investments	$60	$42	$102	$31	$46	$77
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	8	—	8	12	(8)	4
Unrealized gains recognized during the reporting period on equity securities and other investments still held at the reporting date	$52	$42	$94	$19	$54	$73

Nine Months Ended September 30,	2024			2023
(in millions)	Equities	Other Invested Assets*	Total	Equities	Other Invested Assets	Total
Net gains recognized during the period on equity securities and other investments	$144	$234	$378	$93	$189	$282
Less: Net gains recognized during the period on equity securities and other investments sold during the period	51	24	75	88	1	89
Unrealized gains recognized during the reporting period on equity securities and other investments still held at the reporting date	$93	$210	$303	$5	$188	$193
*Includes unrealized gains (losses) on AIG’s ownership interest in Corebridge of $(35) million and $30 million in the three and nine months ended September 30, 2024, respectively.
EVALUATING INVESTMENTS FOR AN ALLOWANCE FOR CREDIT LOSSES AND IMPAIRMENTS
For a discussion of our policy for evaluating investments for an allowance for credit losses, see Note 6 to the Consolidated Financial Statements in the 2023 Annual Report.

34	AIG | Third Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Three Months Ended September 30,	2024			2023
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Balance, beginning of period	$6	$27	$33	$7	$27	$34
Additions:
Securities for which allowance for credit losses was not previously recorded	2	—	2	2	19	21
Reductions:
Securities sold during the period	—	—	—	(1)	(6)	(7)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	4	(6)	(2)	2	(16)	(14)
Write-offs charged against the allowance	—	—	—	—	(2)	(2)
Other	—	7	7	1	(3)	(2)
Balance, end of period	$12	$28	$40	$11	$19	$30

Nine Months Ended September 30,	2024			2023
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Balance, beginning of year	$13	$21	$34	$20	$17	$37
Additions:
Securities for which allowance for credit losses was not previously recorded	3	9	12	4	47	51
Reductions:
Securities sold during the period	—	—	—	(3)	(9)	(12)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	(4)	11	7	(1)	(19)	(20)
Write-offs charged against the allowance	—	(22)	(22)	(10)	(13)	(23)
Other	—	9	9	1	(4)	(3)
Balance, end of period	$12	$28	$40	$11	$19	$30
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
We did not purchase securities with more than insignificant credit deterioration since their origination during the nine months ended September 30, 2024 and 2023.

AIG | Third Quarter 2024 Form 10-Q	35

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
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	September 30, 2024	December 31, 2023
Fixed maturity securities available for sale	$—	$106
At September 30, 2024 and December 31, 2023, amounts borrowed under repurchase and securities lending agreements totaled $0 million and $107 million, respectively.
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
The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	September 30, 2024	December 31, 2023
Securities collateral pledged to us	$957	$1,200
At September 30, 2024 and December 31, 2023, the carrying value of reverse repurchase agreements totaled $965 million and $1.1 billion, respectively.
All secured financing transactions are collateralized and margined on a daily basis consistent with market standards and subject to enforceable master netting arrangements with rights of set off. We do not currently offset any such transactions.

36	AIG | Third Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance contracts, was $8.2 billion and $8.4 billion at September 30, 2024 and December 31, 2023, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $13 million and $15 million of stock in FHLBs at September 30, 2024 and December 31, 2023, respectively. In addition, our subsidiaries have pledged securities available for sale with a fair value of $1.7 billion at September 30, 2024 and $1.7 billion at December 31, 2023.
Investments held in escrow accounts or otherwise subject to restriction as to their use were $164 million and $164 million, comprised of bonds available for sale and short-term investments at September 30, 2024 and December 31, 2023, respectively.
Reinsurance transactions between AIG and Fortitude Re were structured as modified coinsurance (modco) and loss portfolio transfer arrangements with funds withheld.

7. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	September 30, 2024	December 31, 2023
Commercial mortgages(a)	$3,696	$3,836
Life insurance policy loans	6	7
Commercial loans, other loans and notes receivable(b)	751	738
Total mortgage and other loans receivable(c)	4,453	4,581
Allowance for credit losses(c)(d)	(167)	(140)
Mortgage and other loans receivable, net(c)	$4,286	$4,441
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in California and New York representing the largest geographic concentrations (aggregating approximately 12 percent and 10 percent, respectively, at September 30, 2024 and 13 percent and 10 percent, respectively, at December 31, 2023).
(b)There were no loans that were held-for-sale carried at lower of cost or market as of September 30, 2024 and December 31, 2023.
(c)Excludes $37.6 billion at both September 30, 2024 and December 31, 2023 of loans receivable from AIG Financial Products Corp. (AIGFP), which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1 to the Consolidated Financial Statements in the 2023 Annual Report.
(d)Does not include allowance for credit losses of $5 million and $9 million, respectively, at September 30, 2024 and December 31, 2023, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of September 30, 2024 and December 31, 2023, $296 million and $73 million, respectively, of commercial mortgage loans were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, accrued interest receivable was $21 million and $21 million, respectively, associated with commercial mortgage loans.
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

AIG | Third Quarter 2024 Form 10-Q	37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

September 30, 2024	2024	2023	2022	2021	2020	Prior	Total
(in millions)
>1.2X	$34	$500	$246	$559	$164	$1,766	$3,269
1.00 - 1.20X	20	10	15	14	—	80	139
<1.00X	—	—	—	32	—	256	288
Total commercial mortgages	$54	$510	$261	$605	$164	$2,102	$3,696

December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
(in millions)
>1.2X	$398	$167	$394	$135	$156	$1,784	$3,034
1.00 - 1.20X	5	71	254	56	21	298	705
<1.00X	—	11	—	—	—	86	97
Total commercial mortgages	$403	$249	$648	$191	$177	$2,168	$3,836
The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

September 30, 2024	2024	2023	2022	2021	2020	Prior	Total
(in millions)
Less than 65%	$34	$411	$169	$493	$156	$1,368	$2,631
65% to 75%	13	42	48	77	—	302	482
76% to 80%	—	—	—	35	—	113	148
Greater than 80%	7	57	44	—	8	319	435
Total commercial mortgages	$54	$510	$261	$605	$164	$2,102	$3,696

December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
(in millions)
Less than 65%	$359	$159	$492	$177	$156	$1,385	$2,728
65% to 75%	10	15	137	—	21	367	550
76% to 80%	—	32	10	—	—	—	42
Greater than 80%	34	43	9	14	—	416	516
Total commercial mortgages	$403	$249	$648	$191	$177	$2,168	$3,836
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9x and 1.8x at September 30, 2024 and December 31, 2023, respectively. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 64 percent and 62 percent at September 30, 2024 and December 31, 2023, respectively. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
The following table presents supplementary credit quality information related to commercial mortgages:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
September 30, 2024
Past Due Status:
In good standing	197	$1,198	$1,057	$361	$444	$272	$127	$3,459	94%
90 days or less delinquent	3	—	—	36	—	—	—	36	1
>90 days delinquent or in process of foreclosure	4	—	137	64	—	—	—	201	5
Total*	204	$1,198	$1,194	$461	$444	$272	$127	$3,696	100%
Allowance for credit losses		$5	$102	$35	$9	$13	$1	$165	4%

38	AIG | Third Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2023
Past Due Status:
In good standing	211	$1,267	$1,212	$476	$460	$247	$121	$3,783	99%
90 days or less delinquent	1	—	11	—	—	—	—	11	—
>90 days delinquent or in process of foreclosure	1	—	—	42	—	—	—	42	1
Total*	213	$1,267	$1,223	$518	$460	$247	$121	$3,836	100%
Allowance for credit losses		$9	$75	$36	$7	$9	$2	$138	4%
*Does not reflect allowance for credit losses.
METHODOLOGY USED TO ESTIMATE THE ALLOWANCE FOR CREDIT LOSSES
For a discussion of our accounting policy for evaluating Mortgage and other loans receivable for impairment, see Note 7 to the Consolidated Financial Statements in the 2023 Annual Report.
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a)(b):

Three Months Ended September 30,	2024			2023
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of period	$162	$1	$163	$116	$3	$119
Addition to (release of) allowance for loan losses	3	1	4	17	—	17
Allowance, end of period	$165	$2	$167	$133	$3	$136

Nine Months Ended September 30,	2024			2023
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of year	$138	$2	$140	$109	$8	$117
Loans charged off	—	—	—	(2)	—	(2)
Net charge-offs	—	—	—	(2)	—	(2)
Addition to (release of) allowance for loan losses	27	—	27	26	(5)	21
Allowance, end of period	$165	$2	$167	$133	$3	$136
(a)Does not include allowance for credit losses of $5 million and $9 million at September 30, 2024 and 2023, respectively, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
(b)Excludes $37.6 billion of loan receivable from AIGFP, which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1 to the Consolidated Financial Statements in the 2023 Annual Report.
Our expectations and models used to estimate the allowance for losses on commercial mortgage loans are regularly updated to reflect the current economic environment.
LOAN MODIFICATIONS
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. We use a probability of default/loss given default model to determine the allowance for credit losses for our commercial mortgage loans. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.
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

AIG | Third Quarter 2024 Form 10-Q	39

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
During the nine months ended September 30, 2024, commercial mortgage loans with an amortized cost of $5 million supporting the funds withheld arrangements with Fortitude Re were granted term extensions.
There were no loans that had defaulted during the nine months ended September 30, 2024 and 2023, that had been previously modified with borrowers experiencing financial difficulties.
AIG closely monitors the performance of the loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans with borrowers experiencing financial difficulty that have been modified in the 12 months prior to September 30, 2024 are current and performing in conjunction with their modified terms.

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
As of September 30, 2024, $3.5 billion of reserves related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	September 30, 2024		December 31, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$2,148	$2,148	$2,180	$2,180	Fair value through other comprehensive income (loss)
Fixed maturity securities - fair value option	749	749	655	655	Fair value through net investment income
Commercial mortgage loans	475	456	543	528	Amortized cost
Short-term investments	21	21	46	46	Fair value through net investment income
Funds withheld investment assets	3,393	3,374	3,424	3,409
Derivative assets, net(b)	—	—	—	—	Fair value through net realized gains (losses)
Other(c)	103	103	118	118	Amortized cost
Total	$3,496	$3,477	$3,542	$3,527
(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $31 million ($25 million after-tax) and $(60) million ($(47) million after-tax), respectively for the nine months ended September 30, 2024 and 2023.
(b)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $3 million and $27 million, respectively, as of September 30, 2024. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $1 million and $28 million, respectively, as of December 31, 2023. These derivative assets and liabilities are fully collateralized either by cash or securities.
(c)Primarily comprised of Cash and Accrued investment income.

40	AIG | Third Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 8. Reinsurance

The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net investment income - Fortitude Re funds withheld assets	$51	$29	$123	$106
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized losses - Fortitude Re funds withheld assets	(18)	(3)	(38)	(64)
Net realized gains (losses) - Fortitude Re funds withheld embedded derivative	(157)	57	(158)	(25)
Net realized gains (losses) on Fortitude Re funds withheld assets	(175)	54	(196)	(89)
Income (loss) from continuing operations before income tax expense (benefit)	(124)	83	(73)	17
Income tax expense (benefit)(a)	(26)	18	(15)	4
Net income (loss)	(98)	65	(58)	13
Change in unrealized appreciation (depreciation) of all other investments(a)	67	(63)	25	(47)
Comprehensive income (loss)	$(31)	$2	$(33)	$(34)
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
The total reinsurance recoverables as of September 30, 2024 were $42.8 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 82 percent of the reinsurance recoverables were investment grade; (ii) approximately 15 percent of the reinsurance recoverables were non-investment grade and (iii) approximately 3 percent of the reinsurance recoverables related to entities that were not rated by AIG.
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
As of September 30, 2024 and December 31, 2023, approximately 81 percent and 85 percent, respectively, of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.

AIG | Third Quarter 2024 Form 10-Q	41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 8. Reinsurance

Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Balance, beginning of period	$260	$254	$255	$260
Addition to (release of) allowance for expected credit losses and disputes, net	9	1	9	(3)
Write-offs charged against the allowance for credit losses and disputes	—	—	(1)	(1)
Other changes	3	(1)	9	(2)
Balance, end of period	$272	$254	$272	$254
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
The following table presents a rollforward of DAC:

Nine Months Ended September 30,
(in millions)	2024	2023
Balance, beginning of year	$2,117	$2,343
Capitalization	2,665	3,319
Amortization expense	(2,543)	(2,894)
Other, including foreign exchange	(48)	(76)
Reclassified to held for sale	—	(623)
Balance, end of period	$2,191	$2,069

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

42	AIG | Third Quarter 2024 Form 10-Q

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

(in millions)	September 30, 2024	December 31, 2023
Assets:
Bonds available for sale	$29	$72
Mortgage and other loans receivable	—	122
Short-term investments	—	5
Accrued investment income	1	2
Other assets	1	1
Total*	$31	$202
Liabilities:
Debt of consolidated investment entities	$—	$38
Total	$—	$38
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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(c)	Off-Balance Sheet		Total
September 30, 2024
Real estate and investment entities(a)	$361,397	$3,677	$1,175	(d)	$4,852
Other(b)	1,027	—	748	(e)	748
Total	$362,424	$3,677	$1,923		$5,600
December 31, 2023
Real estate and investment entities(a)	$355,003	$4,107	$1,492	(d)	$5,599
Other(b)	1,027	—	748	(e)	748
Total	$356,030	$4,107	$2,240		$6,347
(a)Comprised primarily of hedge funds and private equity funds.
(b)At September 30, 2024 and December 31, 2023, excludes approximately $1,925 million and $1,971 million, respectively, of VIE assets related to AIGFP and its consolidated subsidiaries, with maximum off-balance sheet exposure to loss of $1,894 million and $1,941 million, respectively. For additional information, see Note 1 to the Consolidated Financial Statements in the 2023 Annual Report.
(c)At September 30, 2024 and December 31, 2023, $3.7 billion and $4.1 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.
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
For additional information on VIEs, see Note 10 to the Consolidated Financial Statements in the 2023 Annual Report.

AIG | Third Quarter 2024 Form 10-Q	43

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
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2024				December 31, 2023
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Foreign exchange contracts	$460	$56	$1,045	$106	$933	$58	$1,296	$164
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	905	305	982	333	14,657	741	1,165	352
Foreign exchange contracts	2,820	193	2,659	149	4,019	393	8,008	400
Equity contracts	45	31	45	31	36,045	66	—	—
Credit contracts(b)	57	33	218	34	1,804	33	504	36
Other contracts(c)	2,130	1	2,130	1	2,131	1	—	—
Total derivatives, gross	$6,417	$619	$7,079	$654	$59,589	$1,292	$10,973	$952
Counterparty netting(d)		(276)		(276)		(450)		(450)
Cash collateral(e)		(241)		(209)		(711)		(249)
Total derivatives on Condensed Consolidated Balance Sheets(f)		$102		$169		$131		$253
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)As of September 30, 2024 and December 31, 2023, included CDSs on super senior multi-sector CLO with a net notional amount of $53 million and $50 million (fair value liability of $33 million and $32 million, respectively). The net notional amount represents the maximum exposure to loss on the portfolio.
(c)Consists primarily of stable value wraps and contracts with multiple underlying exposures.
(d)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(e)Represents cash collateral posted and received that is eligible for netting.
(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was $3.4 billion at September 30, 2024 and $3.4 billion at December 31, 2023. Fair value of liabilities related to bifurcated embedded derivatives was zero at both September 30, 2024 and December 31, 2023. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to the funds withheld arrangement with Fortitude Re. For additional information, see Note 8.
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

44	AIG | Third Quarter 2024 Form 10-Q

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
Collateral posted by us to third parties for derivative transactions was $574 million and $593 million at September 30, 2024 and December 31, 2023, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $456 million and $856 million at September 30, 2024 and December 31, 2023, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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
We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three and nine months ended September 30, 2024, we recognized gains (losses) of $(41) million and $(7) million, respectively, and for the three and nine months ended September 30, 2023, we recognized gains (losses) of $38 million and $7 million, respectively, included in Change in foreign currency translation adjustments in OCI related to the net investment hedge relationships.
A qualitative methodology is utilized to assess hedge effectiveness.
The following table presents the gain (loss) recognized in income on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Income for:
(in millions)	Hedging Derivatives(a)	Excluded Components(b)	Hedged Items	Net Impact
Three Months Ended September 30, 2024
Foreign exchange contracts:
Net realized gains/(losses)	$53	$6	$(53)	$6
Three Months Ended September 30, 2023
Foreign exchange contracts:
Net realized gains/(losses)	$8	$(6)	$(8)	$(6)
Nine Months Ended September 30, 2024
Foreign exchange contracts:
Net realized gains/(losses)	$(62)	$(21)	$62	$(21)
Nine Months Ended September 30, 2023
Foreign exchange contracts:
Net realized gains/(losses)	$(183)	$(8)	$183	$(8)
(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in income on a mark-to-market basis.

AIG | Third Quarter 2024 Form 10-Q	45

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Derivatives and Hedge Accounting

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
By Derivative Type:
Interest rate contracts	$(1)	$(32)	$(3)	$(34)
Foreign exchange contracts	3	369	(62)	243
Equity contracts	—	442	—	443
Commodity contracts	—	(1)	—	7
Credit contracts	3	—	3	(1)
Other contracts	—	(792)	—	(792)
Embedded derivatives	(157)	57	(158)	(25)
Total	$(152)	$43	$(220)	$(159)
By Classification:
Net investment income - excluding Fortitude Re funds withheld assets	$—	$—	$—	$—
Net investment income - Fortitude Re funds withheld assets	—	1	—	—
Net realized gains (losses) - excluding Fortitude Re funds withheld assets	7	(21)	(62)	(134)
Net realized gains (losses) on Fortitude Re funds withheld assets*	(159)	63	(158)	(25)
Total	$(152)	$43	$(220)	$(159)
*Includes over-the-counter derivatives supporting the funds withheld arrangements with Fortitude Re and the embedded derivative contained within the funds withheld payable with Fortitude Re.
CREDIT RISK-RELATED CONTINGENT FEATURES
We estimate that at September 30, 2024, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $6 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $33 million and $32 million at September 30, 2024 and December 31, 2023, respectively. The aggregate fair value of assets posted as collateral under these contracts at September 30, 2024 and December 31, 2023, was approximately $33 million and $34 million, respectively.
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
We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair value of these hybrid securities was under $1 million at both September 30, 2024 and December 31, 2023, respectively. These securities have par amounts of $17 million at both September 30, 2024 and December 31, 2023, respectively, and have remaining stated maturity dates that extend to 2052.

46	AIG | Third Quarter 2024 Form 10-Q

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
Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.8 billion and $12.1 billion at September 30, 2024 and December 31, 2023, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At September 30, 2024 and December 31, 2023 we held collateral of approximately $8.6 billion and $8.7 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both September 30, 2024 and December 31, 2023.
The following table presents the rollforward of activity in loss reserves:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Liability for unpaid loss and loss adjustment expenses, beginning of period	$69,783	$70,284	$70,393	$75,167
Reinsurance recoverable	(29,849)	(30,226)	(30,289)	(32,102)
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	39,934	40,058	40,104	43,065
Losses and loss adjustment expenses incurred:
Current year	3,749	3,922	10,660	11,651
Prior years, excluding discount and amortization of deferred gain	187	(246)	79	(380)
Prior years, discount charge (benefit)	49	52	217	200
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(212)	27	(277)	(58)
Total losses and loss adjustment expenses incurred	3,773	3,755	10,679	11,413
Losses and loss adjustment expenses paid:
Current year	(1,169)	(1,190)	(2,310)	(2,360)
Prior years	(2,285)	(2,561)	(7,739)	(9,104)
Total losses and loss adjustment expenses paid	(3,454)	(3,751)	(10,049)	(11,464)
Other changes:
Foreign exchange effect	891	(583)	237	(211)
Losses and loss adjustment expenses recognized within gain on divestitures	—	316	—	316
Retroactive reinsurance adjustment (net of discount)(b)	(107)	121	71	180
Dispositions	(5)	—	(5)	—
Reclassified to held for sale, net of reinsurance recoverables(c)	5	(159)	—	(3,542)
Total other changes	784	(305)	303	(3,257)
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	41,037	39,757	41,037	39,757
Reinsurance recoverable(d)	30,029	30,066	30,029	30,066
Total	$71,066	$69,823	$71,066	$69,823

AIG | Third Quarter 2024 Form 10-Q	47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

(a)Includes $3 million and $9 million for the retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), covering U.S. asbestos exposures for the three months ended September 30, 2024 and 2023, respectively, and $47 million and $22 million for the nine months ended September 30, 2024 and 2023, respectively.
(b)Includes benefit (charge) from change in discount on retroactive reinsurance of $22 million and $24 million for the three months ended September 30, 2024 and 2023 respectively, and $100 million and $120 million for the nine months ended September 30, 2024 and 2023, respectively.
(c)Represents change in loss reserves included in Liabilities held for sale for the three months ended September 30, 2024 and 2023. For additional information, see Note 4.
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
Prior Year Development
During the three months ended September 30, 2024, we recognized unfavorable prior year loss reserve development of $187 million which does not reflect the benefit of recoveries under a retroactive adverse development cover, and excludes discount and amortization of deferred gain. The development in this period was largely driven by adverse development in U.S. Excess Casualty and UK/Europe Casualty and Financial Lines, offset by favorable development in Global Specialty and U.S. Property and Special Risks. During the nine months ended September 30, 2024, we recognized unfavorable prior year loss reserve development of $79 million excluding discount and amortization of deferred gain. The development in this period was largely driven by adverse development in U.S. Excess Casualty and UK/Europe Casualty and Financial Lines, offset by favorable development in Global Specialty, U.S. Property and Special Risks and on our loss sensitive U.S. Workers' Compensation business.
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
Discounting of Loss Reserves
At September 30, 2024 and December 31, 2023, the loss reserves reflect a net loss reserve discount of $1.2 billion and $1.2 billion, respectively, including tabular and non-tabular calculations based upon the following assumptions:
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
At September 30, 2024 and December 31, 2023, the discount consists of $280 million and $294 million of tabular discount, respectively, and $922 million and $939 million of non-tabular discount for workers’ compensation, respectively. During the nine months ended September 30, 2024 and 2023, the benefit / (charge) from changes in discount of $(131) million and $(85) million, respectively, were recorded as part of Policyholder benefits and losses incurred in the Condensed Consolidated Statements of Income (Loss).

48	AIG | Third Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

The following table presents the components of the loss reserve discount discussed above:

(in millions)	September 30, 2024	December 31, 2023
U.S. workers' compensation	$2,206	$2,337
Retroactive reinsurance	(1,004)	(1,104)
Total reserve discount(a)(b)	$1,202	$1,233
(a)Excludes $197 million and $196 million of discount related to certain long-tail liabilities in the UK at September 30, 2024 and December 31, 2023, respectively.
(b)Includes gross discount of $665 million and $687 million, which was 100 percent ceded to Fortitude Re at September 30, 2024 and December 31, 2023, respectively.
The following table presents the net loss reserve discount benefit (charge):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Current accident year	$20	$47	$86	$115
Accretion and other adjustments to prior year discount	(49)	(52)	(217)	(200)
Net reserve discount benefit (charge)	(29)	(5)	(131)	(85)
Change in discount on loss reserves ceded under retroactive reinsurance	22	24	100	120
Net change in total reserve discount*	$(7)	$19	$(31)	$35
*Excludes $1 million and $7 million discount related to certain long-tail liabilities in the UK for the three months ended September 30, 2024 and 2023, respectively, and excludes $1 million and $15 million discount related to certain long-tail liabilities in the UK for the nine months ended September 30, 2024 and 2023, respectively.
Amortization of Deferred Gain on Retroactive Reinsurance
Amortization of the deferred gain on retroactive reinsurance includes $209 million and $(36) million related to the adverse development reinsurance cover with NICO for the three months ended September 30, 2024 and 2023, respectively, and $230 million and $36 million related to the adverse development reinsurance cover with NICO for the nine months ended September 30, 2024 and 2023, respectively.
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
The following tables present the balances and changes in the liability for future policy benefits and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Condensed Consolidated Balance Sheets:

Nine Months Ended September 30,
(in millions, except for liability durations)	2024	2023
Present value of expected net premiums
Balance, beginning of year	$1,702	$1,929
Effect of changes in discount rate assumptions (AOCI)	339	262
Beginning balance at original discount rate	2,041	2,191
Effect of actual variances from expected experience	(7)	(44)
Adjusted beginning of year balance	2,034	2,147
Issuances	75	100
Interest accrual	22	22
Net premium collected	(268)	(160)
Foreign exchange impact	(87)	(62)
Other	—	(63)
Ending balance at original discount rate	1,776	1,984
Effect of changes in discount rate assumptions (AOCI)	(193)	(354)
Balance, end of period	$1,583	$1,630

AIG | Third Quarter 2024 Form 10-Q	49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

Nine Months Ended September 30,
(in millions, except for liability durations)	2024	2023
Present value of expected future policy benefits
Balance, beginning of year	$2,149	$2,380
Effect of changes in discount rate assumptions (AOCI)	441	362
Beginning balance at original discount rate	2,590	2,742
Effect of actual variances from expected experience	(8)	(43)
Adjusted beginning of year balance	2,582	2,699
Issuances	79	104
Interest accrual	27	27
Benefit payments	(273)	(153)
Foreign exchange impact	(107)	(93)
Other	—	(74)
Ending balance at original discount rate	2,308	2,510
Effect of changes in discount rate assumptions (AOCI)	(264)	(461)
Balance, end of period	$2,044	$2,049
Net liability for future policy benefits, end of period	$461	$419
Deferred profit liability	1	1
Other reconciling items(a)	1,009	891
Future policy benefits	1,471	1,311
Less: Reinsurance recoverable	(813)	(712)
Net liability for future policy benefits after reinsurance recoverable	$658	$599

Weighted average liability duration of the liability for future policy benefits(b)	9.8	9.5
(a)Other reconciling items primarily include Accident & Health (short-duration) contracts of $776 million and $661 million at September 30, 2024 and 2023, respectively, of certain long-duration contracts that are 100 percent ceded.
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
The following table presents the amount of undiscounted expected future benefit payments and undiscounted and discounted expected gross premiums for future policy benefits for nonparticipating contracts:

Nine Months Ended September 30,
(in millions)	2024	2023
Undiscounted expected future benefits and expense	$2,820	$3,099
Undiscounted expected future gross premiums	3,881	4,275
Discounted expected future gross premiums (at current discount rate)	2,905	2,963
The following table presents the amount of revenue and interest recognized in the Condensed Consolidated Statements of Income (Loss) for future policy benefits for nonparticipating contracts:

Nine Months Ended September 30,
(in millions)	2024	2023
Gross premiums	$326	$338
Interest accretion	$5	$5
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

Nine Months Ended September 30,	2024	2023
Weighted-average interest rate, original discount rate	1.83%	1.84%
Weighted-average interest rate, current discount rate	3.30%	3.92%
The weighted average interest rates are calculated using projected future net liability cash flows that are aggregated to the segment level, and are represented as an annual rate.

50	AIG | Third Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 13. Contingencies, Commitments and Guarantees

13. Contingencies, Commitments and Guarantees
In the normal course of business, we enter into various contingent liabilities and commitments. In addition, AIG Parent guarantees various obligations of certain subsidiaries.
Although we cannot currently quantify our ultimate liability for unresolved litigation and investigation matters, including those referred to below, it is possible that such liability could have a material adverse effect on our consolidated financial condition or consolidated results of operations or consolidated cash flows for an individual reporting period.
LEGAL CONTINGENCIES
In the normal course of business, we are subject to regulatory and government investigations and actions, and litigation and other forms of dispute resolution in a large number of proceedings pending in various domestic and foreign jurisdictions. Certain of these matters involve potentially significant risk of loss due to potential for significant jury awards and settlements, punitive damages or other penalties. Many of these matters are also highly complex and may seek recovery on behalf of a class or similarly large number of plaintiffs. It is therefore inherently difficult to predict the size or scope of potential future losses arising from these matters. In our insurance and reinsurance operations, litigation and arbitration concerning the scope of coverage under insurance and reinsurance contracts, and litigation and arbitration in which our subsidiaries defend or indemnify their insureds under insurance contracts, are generally considered in the establishment of our loss reserves. Separate and apart from the foregoing matters involving insurance and reinsurance coverage, AIG Parent, our subsidiaries and their respective officers and directors are subject to a variety of additional types of legal proceedings brought by holders of AIG securities, customers, employees and others, alleging, among other things, breach of contractual or fiduciary duties, bad faith, indemnification and violations of federal and state statutes and regulations. With respect to these other categories of matters not arising out of claims for insurance or reinsurance coverage, we establish reserves for loss contingencies when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. In many instances, we are unable to determine whether a loss is probable or to reasonably estimate the amount of such a loss and, therefore, the potential future losses arising from legal proceedings may exceed the amount of liabilities that we have recorded in our financial statements covering these matters. While such potential future charges could be material, based on information currently known to management, management does not believe that any such charges are likely to have a material adverse effect on our financial position or results of operation.
Additionally, from time to time, various regulatory and governmental agencies review our transactions and practices in connection with industry-wide and other inquiries or examinations into, among other matters, the business practices of current and former operating insurance subsidiaries. Such investigations, inquiries or examinations could develop into administrative, civil or criminal proceedings or enforcement actions, in which remedies could include fines, penalties, restitution or alterations in our business practices, and could result in additional expenses, limitations on certain business activities and reputational damage.
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $1.5 billion and $1.7 billion at September 30, 2024 and December 31, 2023, respectively.
GUARANTEES
Subsidiaries
We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and certain of its subsidiaries. We have also issued guarantees of all present and future payment obligations and liabilities of AIG Markets, Inc.
Due to the deconsolidation of AIGFP and its subsidiaries, as of September 30, 2024, a $100 million guarantee related to the obligations of AIGFP and certain of its subsidiaries was recognized, and is reported in Other liabilities.
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

AIG | Third Quarter 2024 Form 10-Q	51

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
Common Stock
The following table presents a rollforward of outstanding shares:

Nine Months Ended September 30, 2024	Common Stock Issued	Treasury Stock	Common Stock Outstanding
(in millions)
Shares, beginning of year	1,906.7	(1,217.9)	688.8
Shares issued	—	6.7	6.7
Shares repurchased	—	(65.2)	(65.2)
Shares, end of period	1,906.7	(1,276.4)	630.3
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

52	AIG | Third Quarter 2024 Form 10-Q

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
Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from October 1, 2024 to October 30, 2024, we repurchased approximately 7 million shares of AIG Common Stock for an aggregate purchase price of approximately $500 million.
DIVIDENDS DECLARED
On November 4, 2024, our Board of Directors declared a cash dividend on AIG Common Stock of $0.40 per share, payable on December 30, 2024 to shareholders of record on December 16, 2024.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, June 30, 2024, net of tax	$(38)	$(3,422)	$—	$22	$(3,322)	$(805)	$(7,565)
Change in unrealized appreciation (depreciation) of investments*	45	1,581	—	—	—	—	1,626
Change in other	—	17	—	—	—	—	17
Change in discount rates	—	—	—	(12)	—	—	(12)
Change in foreign currency translation adjustments	—	—	—	—	427	—	427
Change in net actuarial loss	—	—	—	—	—	2	2
Change in prior service cost	—	—	—	—	—	(1)	(1)
Change in deferred tax asset (liability)	(8)	(249)	—	58	(13)	—	(212)
Total other comprehensive income	37	1,349	—	46	414	1	1,847
Noncontrolling interests	—	—	—	—	4	—	4
Balance, September 30, 2024, net of tax	$(1)	$(2,073)	$—	$68	$(2,912)	$(804)	$(5,722)

Balance, June 30, 2023, net of tax	$(60)	$(16,655)	$(315)	$2,067	$(3,174)	$(845)	$(18,982)
Change in unrealized appreciation (depreciation) of investments*	(69)	(7,025)	—	—	—	—	(7,094)
Change in other	(11)	17	—	—	—	—	6
Change in fair value of market risk benefits, net	—	—	(104)	—	—	—	(104)
Change in discount rates	—	—	—	1,470	—	—	1,470
Change in future policy benefits	—	173	—	—	—	—	173
Change in foreign currency translation adjustments	—	—	—	—	(279)	—	(279)
Change in net actuarial loss	—	—	—	—	—	62	62
Change in prior service cost	—	—	—	—	—	1	1
Change in deferred tax asset (liability)	14	1,141	23	(323)	10	(18)	847
Total other comprehensive income (loss)	(66)	(5,694)	(81)	1,147	(269)	45	(4,918)
Corebridge noncontrolling interests	(1)	(72)	(2)	14	—	—	(61)
Noncontrolling interests	(17)	(1,760)	(29)	387	(13)	—	(1,432)
Balance, September 30, 2023, net of tax	$(110)	$(20,661)	$(369)	$2,841	$(3,430)	$(800)	$(22,529)

AIG | Third Quarter 2024 Form 10-Q	53

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Equity

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, December 31, 2023, net of tax	$(106)	$(10,888)	$(476)	$1,233	$(2,979)	$(821)	$(14,037)
Change in unrealized appreciation (depreciation) of investments*	98	(729)	—	—	—	—	(631)
Change in other	—	13	—	—	—	—	13
Change in fair value of market risk benefits, net	—	—	130	—	—	—	130
Change in discount rates	—	—	—	947	—	—	947
Change in future policy benefits	—	(59)	—	—	—	—	(59)
Change in foreign currency translation adjustments	—	—	—	—	173	—	173
Change in net actuarial loss	—	—	—	—	—	19	19
Change in prior service cost	—	—	—	—	—	2	2
Change in deferred tax asset (liability)	(20)	(92)	(28)	(166)	(14)	(4)	(324)
Corebridge deconsolidation, net of tax	42	8,513	330	(1,583)	(88)	—	7,214
Total other comprehensive income	120	7,646	432	(802)	71	17	7,484
Corebridge noncontrolling interests	2	610	33	(105)	(3)	—	537
Noncontrolling interests	17	(559)	(11)	258	1	—	(294)
Balance, September 30, 2024, net of tax	$(1)	$(2,073)	$—	$68	$(2,912)	$(804)	$(5,722)

Balance, December 31, 2022, net of tax	$(136)	$(20,675)	$(284)	$2,459	$(3,056)	$(924)	$(22,616)
Change in unrealized appreciation (depreciation) of investments*	44	(4,412)	—	—	—	—	(4,368)
Change in other	(11)	(36)	—	—	—	—	(47)
Change in fair value of market risk benefits, net	—	—	(250)	—	—	—	(250)
Change in discount rates	—	—	—	1,474	—	—	1,474
Change in future policy benefits	—	210	—	—	—	—	210
Change in foreign currency translation adjustments	—	—	—	—	(323)	—	(323)
Change in net actuarial loss	—	—	—	—	—	167	167
Change in prior service cost	—	—	—	—	—	3	3
Change in deferred tax asset (liability)	(9)	798	54	(374)	(33)	(45)	391
Total other comprehensive income (loss)	24	(3,440)	(196)	1,100	(356)	125	(2,743)
Corebridge noncontrolling interests	3	2,053	52	(331)	(10)	(1)	1,766
Noncontrolling interests	1	(1,401)	(59)	387	8	—	(1,064)
Balance, September 30, 2023, net of tax	$(110)	$(20,661)	$(369)	$2,841	$(3,430)	$(800)	$(22,529)
*Includes net unrealized gains and losses attributable to businesses held for sale or reclassified to discontinued operations at September 30, 2024 and 2023.
The following table presents the other comprehensive income (loss) reclassification adjustments for the three and nine months ended September 30, 2024 and 2023, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Three Months Ended September 30, 2024
Unrealized change arising during period	$45	$1,514	$—	$(12)	$427	$(7)	$1,967
Less: Reclassification adjustments included in net income	—	(84)	—	—	—	(8)	(92)
Total other comprehensive income (loss), before income tax expense (benefit)	45	1,598	—	(12)	427	1	2,059
Less: Income tax expense (benefit)	8	249	—	(58)	13	—	212
Total other comprehensive income (loss), net of income tax expense (benefit)	$37	$1,349	$—	$46	$414	$1	$1,847

Three Months Ended September 30, 2023
Unrealized change arising during period	$(80)	$(6,998)	$(104)	$1,470	$(279)	$57	$(5,934)
Less: Reclassification adjustments included in net income	—	(163)	—	—	—	(6)	(169)
Total other comprehensive income (loss), before income tax expense (benefit)	(80)	(6,835)	(104)	1,470	(279)	63	(5,765)
Less: Income tax expense (benefit)	(14)	(1,141)	(23)	323	(10)	18	(847)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(66)	$(5,694)	$(81)	$1,147	$(269)	$45	$(4,918)

54	AIG | Third Quarter 2024 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Equity

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Nine Months Ended September 30, 2024
Unrealized change arising during period	$98	$(1,129)	$130	$947	$173	$(2)	$217
Less: Reclassification adjustments included in net income	(42)	(8,867)	(330)	1,583	88	(23)	(7,591)
Total other comprehensive income (loss), before of income tax expense (benefit)	140	7,738	460	(636)	85	21	7,808
Less: Income tax expense (benefit)	20	92	28	166	14	4	324
Total other comprehensive income (loss), net of income tax expense (benefit)	$120	$7,646	$432	$(802)	$71	$17	$7,484

Nine Months Ended September 30, 2023
Unrealized change arising during period	$10	$(5,171)	$(250)	$1,474	$(323)	$147	$(4,113)
Less: Reclassification adjustments included in net income	(23)	(933)	—	—	—	(23)	(979)
Total other comprehensive income (loss), before income tax expense (benefit)	33	(4,238)	(250)	1,474	(323)	170	(3,134)
Less: Income tax expense (benefit)	9	(798)	(54)	374	33	45	(391)
Total other comprehensive income (loss), net of income tax expense (benefit)	$24	$(3,440)	$(196)	$1,100	$(356)	$125	$(2,743)
The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Condensed Consolidated Statements of Income (Loss)(a):

	Amount Reclassified from AOCI		Affected Line Item in the
	Three Months Ended September 30,		Condensed Consolidated
(in millions)	2024	2023	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$—	$—	Net realized gains (losses)
Total	—	—
Unrealized appreciation (depreciation) of all other investments
Investments	(84)	(163)	Net realized gains (losses)
Total	(84)	(163)
Change in retirement plan liabilities adjustment
Prior-service credit	—	(1)	(b)
Actuarial losses	(8)	(5)	(b)
Total	(8)	(6)
Total reclassifications for the period	$(92)	$(169)
	Amount Reclassified from AOCI		Affected Line Item in the
	Nine Months Ended September 30,		Condensed Consolidated
(in millions)	2024	2023	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$—	$(23)	Net realized gains (losses)
Total	—	(23)
Unrealized appreciation (depreciation) of all other investments
Investments	(354)	(933)	Net realized gains (losses)
Total	(354)	(933)
Change in retirement plan liabilities adjustment
Prior-service credit	(1)	(2)	(b)
Actuarial losses	(22)	(21)	(b)
Total	(23)	(23)
Corebridge deconsolidation, net of tax	(7,214)	—	(c)
Total reclassifications for the period	$(7,591)	$(979)
(a)The following items are not reclassified out of AOCI and included in the Condensed Consolidated Statements of Income (Loss) and thus have been excluded from the table: (a) Change in fair value of market risk benefits attributable to changes in our own credit risk and (b) Change in the discount rates used to measure traditional and limited-payment long-duration insurance contracts.
(b)These AOCI components are included in the computation of net periodic pension cost.
(c)Represents adjustments related to the deconsolidation of Corebridge which is reflected in Income (loss) from discontinued operations, net of taxes. See the rollforward of Accumulated other comprehensive income (loss) above for further details.

AIG | Third Quarter 2024 Form 10-Q	55

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
The following table presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per common share data)	2024	2023	2024	2023
Numerator for EPS:
Income from continuing operations	$481	$701	$1,753	$1,879
Less: Preferred stock dividends and preferred stock redemption premiums	—	7	22	22
Income attributable to AIG common shareholders from continuing operations	481	694	1,731	1,857

Income (loss) from discontinued operations, net of income tax expense	(24)	2,046	(3,580)	2,472
Less: Net income (loss) attributable to noncontrolling interests	(2)	720	475	801
Income (loss) from discontinued operations, net of noncontrolling interest	(22)	1,326	(4,055)	1,671
Net income (loss) attributable to AIG common shareholders	$459	$2,020	$(2,324)	$3,528
Denominator for EPS:
Weighted average common shares outstanding - basic	641,621,768	712,598,496	661,691,554	725,579,999
Dilutive common shares	5,743,674	6,128,816	5,663,515	5,453,046
Weighted average common shares outstanding - diluted(a)	647,365,442	718,727,312	667,355,069	731,033,045
Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$0.75	$0.97	$2.62	$2.56
Income (loss) from discontinued operations	$(0.03)	$1.86	$(6.13)	$2.30
Income (loss) attributable to AIG common shareholders	$0.72	$2.83	$(3.51)	$4.86
Diluted:
Income from continuing operations	$0.74	$0.97	$2.59	$2.54
Income (loss) from discontinued operations	$(0.03)	$1.84	$(6.07)	$2.29
Income (loss) attributable to AIG common shareholders	$0.71	$2.81	$(3.48)	$4.83
(a)Potential dilutive common shares are primarily due to our share-based employee compensation plans. The number of potential common shares excluded from diluted shares outstanding was 0.1 million and 0.1 million for the three and nine months ended September 30, 2024, respectively, and 5.1 million and 5.4 million for the three and nine months ended September 30, 2023, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.
For information regarding our repurchases of AIG Common Stock, see Note 14.

16. Income Taxes
U.S. TAX LAW CHANGES
The Inflation Reduction Act of 2022 (H.R. 5376) includes a 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period. While the U.S. Treasury and Internal Revenue Service (IRS) issued proposed regulations for CAMT during the third quarter of 2024, there are still certain details and specifics of application of the CAMT that remain unclear and we continue to evaluate the impact of the proposed regulations along with prior guidance.
BASIS OF PRESENTATION
We file a consolidated U.S. federal income tax return with our eligible U.S. subsidiaries. Income earned by subsidiaries operating outside the U.S. is taxed, and income tax expense is recorded, based on applicable U.S. and foreign laws.

56	AIG | Third Quarter 2024 Form 10-Q

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
INTERIM TAX EXPENSE (BENEFIT)
For the three months ended September 30, 2024, the effective tax rate on income from continuing operations was 25.9 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, state and local income taxes and certain non-deductible expenses, partially offset by tax benefits related to the dividends received deduction applicable to post-deconsolidation Corebridge dividends and tax exempt income. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the nine months ended September 30, 2024, the effective tax rate on income from continuing operations was 24.6 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, state and local income taxes and certain non-deductible expenses, partially offset by tax benefits related to the dividends received deduction applicable to post-deconsolidation Corebridge dividends, tax exempt income and excess tax benefits related to share-based compensation payments recorded through the income statement. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the three months ended September 30, 2023, the effective tax rate on income from continuing operations was 36.3 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with tax adjustments related to prior year returns, the effect of foreign operations, and state and local income taxes. These tax charges were partially offset by tax benefits related to tax implications related to the announced sale of Validus Re and tax exempt income. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the nine months ended September 30, 2023, the effective tax rate on income from continuing operations was 21.3 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with tax adjustments related to prior year returns, the effect of foreign operations, tax implications related to the announced sale of Validus Re, foreign valuation allowance changes, and state and local income taxes. These tax charges were partially offset by tax benefits related to the potential resolution of an IRS audit matter, net of an increase in associated uncertain tax benefits, tax exempt income and excess tax benefits related to share-based compensation payments recorded through the income statement. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
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

AIG | Third Quarter 2024 Form 10-Q	57

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Income Taxes

During the third quarter, taxable income projections were updated to reflect the latest projections of income for our insurance and non-insurance companies, the filing of our 2023 U.S. federal consolidated income tax return, 2024 transactions, and projections of taxable income generated from prudent and feasible tax planning strategies. Given there is a shorter carryforward period to utilize remaining net operating losses, we continue to consider multiple data points and stresses. Additionally, significant market volatility continues to impact actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the net operating losses and foreign tax credit carryforwards, we have considered forecasts of future income for each of our businesses, including assumptions about future macroeconomic and AIG-specific conditions and events, and any impact these conditions and events may have on our prudent and feasible tax planning strategies. We also subjected the forecasts to a variety of stresses of key assumptions and evaluated the effect on tax attribute utilization.
To the extent that the valuation allowance is attributed to changes in forecast of current year taxable income, the impact is included in our estimated annualized effective tax rate. A valuation allowance related to changes in forecasts of income in future periods as well as other items not related to the current year is recorded discretely.
After factoring in multiple data points and assessing the relative weight of all positive and negative evidence, we concluded that a valuation allowance of $300 million should remain on a portion of AIG's U.S. federal consolidated income tax group tax attribute carryforwards that are not more likely than not to be realized. Accordingly, during the nine months ended September 30, 2024, we recorded no change in valuation allowance.
For the nine months ended September 30, 2024, recent changes in market conditions, including changes in interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of our general insurance and non-insurance companies, resulting in a decrease to deferred tax assets related to net unrealized tax capital losses. The deferred tax assets relate to the unrealized tax capital losses for which the carryforward period has not yet begun. As of September 30, 2024, based on all available evidence, we concluded that a valuation allowance of $369 million is necessary on a portion of the deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized. For the three and nine months ended September 30, 2024, we recorded a decrease in valuation allowance of $204 million and $181 million, respectively, associated with the unrealized tax capital losses in AIG's available for sale securities portfolio. The valuation allowance decrease was allocated to other comprehensive income.
For the nine months ended September 30, 2024, we recognized a net $15 million decrease in deferred tax asset valuation allowance associated with certain foreign jurisdictions.
TAX EXAMINATIONS
We are currently under examination by the IRS for the tax years 2011 through 2019, and are engaging in the Appeals process for certain disagreed issues related to tax years 2007 through 2010.
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
At both September 30, 2024 and December 31, 2023, our unrecognized tax benefits, excluding interest and penalties, were $1.4 billion. At both September 30, 2024 and December 31, 2023, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.4 billion. Unrecognized tax benefits that would not affect the effective tax rate generally relate to such factors as the timing, rather than the permissibility of the deduction.
Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At September 30, 2024 and December 31, 2023, we had accrued liabilities of $53 million and $52 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the nine months ended September 30, 2024 and September 30, 2023, we accrued expense of $1 million and benefit of $5 million, respectively, for the payment of interest and penalties.
Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

17. Subsequent Events
DEBT REDEMPTION
On October 21, 2024, AIG announced that we will redeem all of our outstanding Zero Coupon Callable Notes Due 2047 (the Notes) on November 22, 2024 (the Redemption Date) for a redemption price equal to 135.631% of the face amount of the Notes outstanding on such Redemption Date. As of October 21, 2024, $400,000,000 face amount of the Notes was outstanding.

58	AIG | Third Quarter 2024 Form 10-Q

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

Cautionary Statement Regarding Forward-Looking Information and Factors That May Affect Future Results
This Quarterly Report on Form 10-Q and other publicly available documents may include, and members of management may from time to time make and discuss, statements which, to the extent they are not statements of historical or present fact, may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward‑looking statements are intended to provide management’s current expectations or plans for future operating and financial performance, based on assumptions currently believed to be valid and accurate. Forward-looking statements are often preceded by, followed by or include words such as “will,” “believe,” “anticipate,” “expect,” “expectations,” “intend,” “plan,” “strategy,” “prospects,” “project,” “anticipate,” “should,” “guidance,” “outlook,” “confident,” “focused on achieving,” “view,” “target,” “goal,” “estimate” and other words of similar meaning in connection with a discussion of future operating or financial performance. These statements may include, among other things, projections, goals and assumptions that relate to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expense reduction efforts, the outcome of contingencies such as legal proceedings, anticipated organizational, business or regulatory changes, the effect of catastrophic events, both natural and man-made, and macroeconomic and/or geopolitical events, anticipated dispositions, monetization and/or acquisitions of businesses or assets, the successful integration of acquired businesses, management succession and retention plans, exposure to risk, trends in operations and financial results, and other statements that are not historical facts.

AIG | Third Quarter 2024 Form 10-Q	59

All forward-looking statements involve risks, uncertainties and other factors that may cause actual results and financial condition to differ, possibly materially, from the results and financial condition expressed or implied in the forward-looking statements. Factors that could cause actual results to differ, possibly materially, from those in specific projections, targets, goals, plans, assumptions and other forward-looking statements include, without limitation:
•the impact of adverse developments affecting economic conditions in the markets in which we operate in the U.S. and globally, including adverse developments related to financial market conditions, macroeconomic trends, fluctuations in interest rates and foreign currency exchange rates, inflationary pressures, including social inflation, pressures on the commercial real estate market, an economic slowdown or recession, any potential U.S. federal government shutdown and geopolitical events or conflicts, including the conflict between Russia and Ukraine and the conflict in Israel and the surrounding areas;
•the occurrence of catastrophic events, both natural and man-made, including the effects of climate change, geopolitical events and conflicts and civil unrest;
•disruptions in the availability or accessibility of our or a third party’s information technology systems, including hardware and software, infrastructure or networks, and the inability to safeguard the confidentiality and integrity of customer, employee or company data due to cyberattacks, data security breaches, or infrastructure vulnerabilities;
•our ability to effectively implement restructuring initiatives and potential cost-savings opportunities;
•our ability to effectively implement technological advancements, including the use of artificial intelligence (AI), and respond to competitors' AI and other technology initiatives;
•the effectiveness of strategies to retain and recruit key personnel and to implement effective succession plans;
•our ability to successfully dispose of, monetize and/or acquire businesses or assets or successfully integrate acquired businesses, and the anticipated benefits thereof;
•concentrations in our investment portfolios, including our continuing equity market exposure to Corebridge Financial, Inc. (Corebridge);
•our reliance on third-party investment managers;
•changes in the valuation of our investments, including Corebridge common stock;
•our reliance on third parties to provide certain business and administrative services;
•availability of adequate reinsurance or access to reinsurance on acceptable terms;
•changes in judgments or assumptions concerning insurance underwriting and insurance liabilities;

•concentrations of our insurance, reinsurance and other risk exposures;
•nonperformance or defaults by counterparties;
•our ability to adequately assess risk and estimate related losses as well as the effectiveness of our enterprise risk management policies and procedures, including with respect to business continuity and disaster recovery plans;
•difficulty in marketing and distributing products through current and future distribution channels;
•actions by rating agencies with respect to our credit and financial strength ratings as well as those of its businesses and subsidiaries;
•changes in judgments concerning the recognition of deferred tax assets and the impairment of goodwill;
•the effects of sanctions, including those related to the conflict in the Middle East and between Russia and Ukraine, and the failure to comply with those sanctions;
•our ability to address evolving stakeholder expectations and regulatory requirements with respect to environmental, social and governance matters;
•changes to sources of or access to liquidity;
•changes in accounting principles and financial reporting requirements or their applicability to us;
•the effects of changes in laws and regulations, including those relating to cybersecurity and data privacy, and the regulation of insurance, in the U.S. and other countries in which we operate;
•changes to tax laws in the U.S. and other countries in which we operate;
•the outcome of significant legal, regulatory or governmental proceedings;
•our ability to effectively execute on sustainability targets and standards;
•the impact of epidemics, pandemics and other public health crises and responses thereto; and
•such other factors discussed in:
–Part I, Item 2. MD&A of this Quarterly Report on Form 10‑Q;
–Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of the 2023 Annual Report; and
–our other filings with the Securities and Exchange Commission (SEC).
Forward-looking statements speak only as of the date of this report, or in the case of any document incorporated by reference, the date of that document. We are not under any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in any forward-looking statements is disclosed from time to time in other filings with the SEC.

60	AIG | Third Quarter 2024 Form 10-Q

AIG | Third Quarter 2024 Form 10-Q	61

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

62	AIG | Third Quarter 2024 Form 10-Q

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
Results from discontinued operations, including Corebridge, are excluded from all of these measures.

AIG | Third Quarter 2024 Form 10-Q	63

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
OPERATING STRUCTURE
In September 2022, AIG closed on the initial public offering of Corebridge. Since September 2022 and through June 9, 2024, AIG sold portions of its interests in Corebridge through secondary public offerings. On June 9, 2024, AIG held 48.4 percent of Corebridge common stock, waived its right to majority representation on the Corebridge Board of Directors and one of AIG's designees resigned from the Corebridge Board of Directors as of June 9, 2024 (the Deconsolidation Date). As a result, AIG met the requirements for the deconsolidation of Corebridge. The historical financial results of Corebridge, for all periods presented, are reflected in these Condensed Consolidated Financial Statements as discontinued operations.
Due to share repurchases by Corebridge and sale of shares by AIG after the Deconsolidation Date, as of September 30, 2024, AIG held 48.6 percent of the outstanding common stock of Corebridge.
As a result of the Corebridge deconsolidation, we no longer present a Life and Retirement segment and no longer include asset management and Corebridge Life Holdings, Inc. interest and general expenses within the Other Operations segment. Historical results of Other Operations have been revised to reflect these changes. Previously reported results for the General Insurance segment were not impacted by the deconsolidation of Corebridge. As of September 30, 2024, AIG reports the results of its businesses through two segments – General Insurance and Other Operations. General Insurance consists of two operating segments – North America and International. Other Operations is primarily comprised of corporate and consolidation and eliminations.

64	AIG | Third Quarter 2024 Form 10-Q

ITEM 2 | Executive Summary

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

REGULATORY, INDUSTRY AND ECONOMIC FACTORS
Regulatory Environment
Our operations around the world are subject to regulation by many different types of regulatory authorities, including insurance and securities in the United States and abroad. The insurance and financial services industries are generally subject to close regulatory scrutiny and supervision.
For example, on March 6, 2024, the SEC adopted its climate-related disclosure rules, which require registrants to provide detailed climate-related disclosures in registration statements and periodic reports, but the rules have been stayed pending the completion of judicial review. Other jurisdictions in which we operate, including the European Union, have adopted or are considering similar (and in some cases more stringent) climate- and sustainability-related reporting requirements, including through the Corporate Sustainability Reporting Directive. In addition, the Corporate Sustainability Due Diligence Directive imposes due diligence requirements for identifying and mitigating potential environmental and human rights impacts of covered entities and their value chains, along with requirements to adopt and disclose a climate transition plan.
In the European Union, the EU Digital Operational Resilience Act (DORA) will require covered entities, including insurance intermediaries, reinsurance intermediaries and ancillary insurance intermediaries, other than micro-, small, or medium enterprises, to comply with a wide range of organizational and technical requirements to identify, manage and mitigate operational risk arising from use of network and information systems and, in particular, the use of third party information and communication technology service providers. Covered entities will be required to comply with DORA by January 2025.
Our insurance subsidiaries are subject to regulation and supervision by the states and jurisdictions in which they do business. We expect that the domestic and international regulations applicable to us and our regulated entities will continue to evolve for the foreseeable future.
For information regarding our regulation and supervision by different regulatory authorities in the United States and abroad, see Part I, Item 1. Business – Regulation and Part I, Item 1A. Risk Factors – Regulation in the 2023 Annual Report and Note 16 to the Condensed Consolidated Financial Statements.

AIG | Third Quarter 2024 Form 10-Q	65

ITEM 2 | Executive Summary

Impact of Changes in the Interest Rate Environment
Certain U.S. benchmark rates continued to fluctuate in 2024 as markets reacted to change in inflation trends, geopolitical risk and the decisions of the Board of Federal Reserve System. Our Net investment income is impacted by market interest rates as well as the deployment of asset allocation strategies to enhance yield, manage duration and interest rate risk. The change in interest rates and credit spreads impact our ability to reinvest future cash flows at rates equal or greater than the rates on sales and maturities. For additional information on our investment and asset-liability management strategies, see Investments.
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
General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
Rate for 1 USD	2024	2023	Change	2024	2023	Change
Major Currency:
GBP	0.78	0.79	(1)%	0.79	0.81	(2)%
EUR	0.92	0.91	1%	0.92	0.92	—%
JPY	153.68	142.47	8%	151.18	136.68	11%
Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three and nine months ended September 30, 2024 and 2023. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.
For information regarding the critical accounting estimates that affect our results of operations, see Critical Accounting Estimates above and Part II, Item 7. MD&A – Critical Accounting Estimates in the 2023 Annual Report.
The following table presents our consolidated results of operations and other key financial metrics:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
(in millions)	2024	2023		2024	2023
Revenues:
Premiums	$5,945	$6,543	(9)%	$17,564	$19,533	(10)%
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	922	827	11	2,819	2,431	16
Net investment income - Fortitude Re funds withheld assets	51	29	76	123	106	16
Total net investment income	973	856	14	2,942	2,537	16
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	8	(189)	NM	(238)	(571)	58
Net realized losses on Fortitude Re funds withheld assets	(18)	(3)	NM	(38)	(64)	41
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(157)	57	NM	(158)	(25)	NM
Total net realized losses	(167)	(135)	(24)	(434)	(660)	34

66	AIG | Third Quarter 2024 Form 10-Q

ITEM 2 | Consolidated Results of Operations

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
(in millions)	2024	2023		2024	2023
Other income	—	3	NM	2	2	—
Total revenues	6,751	7,267	(7)	20,074	21,412	(6)
Benefits, losses and expenses:
Losses and loss adjustment expenses incurred	3,773	3,876	(3)	10,753	11,759	(9)
Amortization of deferred policy acquisition costs	863	922	(6)	2,543	2,894	(12)
General operating and other expenses	1,346	1,311	3	4,194	4,048	4
Interest expense	112	138	(19)	353	391	(10)
Loss on extinguishment of debt	—	21	NM	1	21	(95)
Net (gain) loss on divestitures and other	8	(101)	NM	(94)	(89)	(6)
Total benefits, losses and expenses	6,102	6,167	(1)	17,750	19,024	(7)
Income from continuing operations before income tax expense	649	1,100	(41)	2,324	2,388	(3)
Income tax expense	168	399	(58)	571	509	12
Income from continuing operations	481	701	(31)	1,753	1,879	(7)
Income (loss) from discontinued operations, net of income taxes	(24)	2,046	NM	(3,580)	2,472	NM
Net income (loss)	457	2,747	(83)	(1,827)	4,351	NM
Less: Net income (loss) attributable to noncontrolling interests	(2)	720	NM	475	801	(41)
Net income (loss) attributable to AIG	459	2,027	(77)	(2,302)	3,550	NM
Less: Dividends on preferred stock and preferred stock redemption premiums	—	7	NM	22	22	—
Net income (loss) attributable to AIG common shareholders	$459	$2,020	(77)%	$(2,324)	$3,528	NM	%

(in millions, except per share data)	September 30, 2024	December 31, 2023
Balance sheet data:
Total assets	$169,449	$539,306
Long-term debt	9,892	10,375
Debt of consolidated investment entities	162	231
Total AIG shareholders’ equity	45,039	45,351
Book value per share	71.46	65.14
Adjusted book value per share	73.90	78.50
Tangible book value per share	65.37	59.60
Core operating book value per share	54.68	52.74
NET INCOME (LOSS) ATTRIBUTABLE TO AIG COMMON SHAREHOLDERS
Three Months Ended September 30, 2024 and 2023 Comparison
Net income (loss) attributable to AIG common shareholders decreased $1.6 billion due to the following:
•a decrease in Income (loss) from discontinued operations, net of income taxes of $2.1 billion primarily as a result of the inclusion of Corebridge net income in 2023; and
•a decrease in underwriting income driven by unfavorable prior year loss reserve development of $187 million which does not reflect the benefit of recoveries under a retroactive adverse development cover, as well as the sale of AIG Re and the impact of mix change, partially offset by portfolio growth.
The decrease in Net income (loss) attributable to AIG common shareholders was partially offset by the following, on a pre-tax basis:
•an increase in Net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $197 million, primarily driven by a $95 million increase in foreign exchange gains and lower losses on sales of securities of $86 million and higher derivative and hedge activity gains of $27 million, partially offset by lower sales on alternative investments of $43 million;
•an increase in Net investment income of $117 million primarily driven by dividends received from Corebridge of $65 million, an increase in the fair value of equity securities of $29 million, an increase in the fair value of fixed maturity securities where we elected the fair value option of $25 million as a result of the higher interest rate environment and higher returns on our alternative investments of $23 million, partially offset by changes in Corebridge stock price of $(35) million;
•a decrease in income attributable to noncontrolling interest of $722 million primarily driven by the deconsolidation of Corebridge; and
•a decrease in income tax expense of $231 million as a result of lower income from continuing operations.

AIG | Third Quarter 2024 Form 10-Q	67

ITEM 2 | Consolidated Results of Operations

Nine Months Ended September 30, 2024 and 2023 Comparison
Net income (loss) attributable to AIG common shareholders decreased $5.9 billion due to the following:
•a decrease in Income (loss) from discontinued operations, net of income taxes of $6.1 billion primarily as a result of the loss on deconsolidation of Corebridge of $4.7 billion and Corebridge net income in 2023;
•a decrease in underwriting income driven by unfavorable prior year reserve development of $79 million, which does not reflect the benefit of recoveries under a retroactive adverse development cover, as well as the sales of AIG Re and Crop Risk Services, partially offset by improved portfolio performance and growth; and
•an increase in income tax expense of $62 million as a result of prior year discrete items.
The decrease in Net income (loss) attributable to AIG common shareholders was partially offset by the following, on a pre-tax basis:
•an increase in Net investment income of $405 million primarily driven by dividends received from Corebridge of $133 million and changes in its stock price of $30 million, higher income on available for sale fixed maturity securities of $144 million and an increase in the fair value of equity securities of $51 million, partially offset by lower returns on our alternative investments of $30 million;
•an increase in Net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $333 million, primarily driven by a $232 million decrease in losses from sales of securities, lower derivative and hedge activity losses of $71 million and a $51 million increase in foreign exchange gains, partially offset by lower sales on alternative investments of $30 million; and
•a decrease in net income attributable to noncontrolling interest of $326 million primarily driven by the deconsolidation of Corebridge.
INCOME TAX EXPENSE ANALYSIS
For the three months ended September 30, 2024 and 2023, the effective tax rate on income (loss) from continuing operations was 25.9 percent and 36.3 percent, respectively. For the nine months ended September 30, 2024 and 2023, the effective tax rate on income (loss) from continuing operations was 24.6 percent and 21.3 percent, respectively.
For additional information, see Note 16 to the Condensed Consolidated Financial Statements.
NON-GAAP RECONCILIATIONS
The following table presents reconciliations of Book value per share to Adjusted book value per share, Tangible book value per share and Core operating book value per share, which are non-GAAP measures. For additional information, see Use of Non-GAAP Measures.

	September 30,	December 31,
(in millions, except per share data)	2024	2023
Total AIG shareholders' equity	$45,039	$45,351
Preferred equity	—	485
Total AIG common shareholders' equity	45,039	44,866
Less: Investments related AOCI	(2,074)	(10,994)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(531)	(1,791)
Subtotal: Investments AOCI	(1,543)	(9,203)
Adjusted common shareholders' equity	$46,582	$54,069

Total AIG common shareholders' equity	$45,039	$44,866
Less Intangible Assets:
Goodwill	3,453	3,422
Value of distribution channel acquired	132	145
Other intangibles	249	249
Total intangibles assets	3,834	3,816
AIG tangible common shareholders' equity	$41,205	$41,050

Total AIG common shareholders' equity	$45,039	$44,866
Less: AIG's ownership interest in Corebridge	8,143	6,738
Less: Investments related AOCI - AIG	(2,074)	(3,084)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets - AIG	(531)	(573)
Subtotal: Investments AOCI - AIG	(1,543)	(2,511)
Less: Deferred tax assets	3,975	4,313
AIG core operating shareholders' equity	$34,464	$36,326

68	AIG | Third Quarter 2024 Form 10-Q

ITEM 2 | Consolidated Results of Operations

	September 30,	December 31,
(in millions, except per share data)	2024	2023

Total common shares outstanding	630.3	688.8

Book value per share	$71.46	$65.14
Adjusted book value per share	73.90	78.50
Tangible book value per share	65.37	59.60
Core operating book value per share	54.68	52.74
The following table presents reconciliations of Return on equity to Adjusted return on equity, Tangible return on equity and Core operating return on equity, which are non-GAAP measures. For additional information, see Use of Non-GAAP Measures.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(dollars in millions)	2024	2023	2024	2023	2023
Actual or annualized net income (loss) attributable to AIG common shareholders	$1,836	$8,080	$(3,099)	$4,704	$3,614

Actual or annualized adjusted after-tax income attributable to AIG common shareholders	$3,192	$2,984	$3,255	$3,048	$3,181

Average AIG common shareholders' equity	$44,742	$40,734	$44,434	$41,196	$41,930
Less: Average investments AOCI	(2,194)	(16,091)	(5,864)	(16,244)	(14,836)
Average AIG adjusted common shareholders' equity	$46,936	$56,825	$50,298	$57,440	$56,766

Average AIG common shareholders' equity	$44,742	$40,734	$44,434	$41,196	$41,930
Less: Average intangibles	3,813	3,824	3,811	4,134	4,070
Average AIG tangible common shareholders' equity	$40,929	$36,910	$40,623	$37,062	$37,860

Average AIG common shareholders' equity	$44,742	$40,734	$44,434	$41,196	$41,930
Less: Average AIG's ownership interest in Corebridge	8,355	6,591	7,510	7,536	7,376
Less: Average Investments AOCI - AIG	(2,194)	(4,495)	(2,387)	(3,440)	(3,254)
Less: Average deferred tax assets	4,017	4,119	4,125	4,325	4,322
Average AIG core operating shareholders' equity	$34,564	$34,519	$35,186	$32,775	$33,486

Return on equity	4.1%	19.8%	(7.0)%	11.4%	8.6%
Adjusted return on equity	6.8	5.3	6.5	5.3	5.6
Return on tangible equity	7.8	8.1	8.0	8.2	8.4
Core operating return on equity	9.2	8.6	9.3	9.3	9.5
The following table presents a reconciliation of revenues to adjusted revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenues	$6,751	$7,267	$20,074	$21,412
Changes in the fair values of equity securities and AIG's investment in Corebridge	(25)	(31)	(172)	(93)
Other (income) expense - net	1	(17)	(16)	(40)
Net investment income on Fortitude Re funds withheld assets	(51)	(29)	(123)	(106)
Net realized losses on Fortitude Re funds withheld assets	18	3	38	64
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	157	(57)	158	25
Net realized (gains) losses(a)	(8)	191	232	577
Non-operating litigation reserves and settlements	—	—	—	(1)
Net impact from elimination of international reporting lag(b)	—	—	—	(4)
Adjusted revenues	$6,843	$7,327	$20,191	$21,834
(a)Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.
(b)For additional information, see Note 1 to the Consolidated Financial Statements in the 2023 Annual Report.

AIG | Third Quarter 2024 Form 10-Q	69

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income (loss)/net income (loss) attributable to AIG to adjusted pre-tax income (loss)/adjusted after-tax income (loss) attributable to AIG:

Three Months Ended September 30,	2024				2023
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(c)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(c)	After Tax
Pre-tax income/net income, including noncontrolling interests	$649	$168	$—	$457	$1,100	$399	$—	$2,747
Noncontrolling interests			2	2			(720)	(720)
Pre-tax income/net income attributable to AIG - including discontinued operations	$649	$168	$2	$459	$1,100	$399	$(720)	$2,027
Dividends on preferred stock and preferred stock redemption premiums				—				7
Net income attributable to AIG common shareholders				$459				$2,020
Changes in uncertain tax positions and other tax adjustments		3	—	(3)		(57)	—	57
Deferred income tax valuation allowance (releases) charges		9	—	(9)		(5)	—	5
Changes in the fair values of equity securities and AIG's investment in Corebridge	(25)	(5)	—	(20)	(31)	(6)	—	(25)
Loss on extinguishment of debt and preferred stock redemption premiums	—	—	—	—	21	4	—	17
Net investment income on Fortitude Re funds withheld assets	(51)	(11)	—	(40)	(29)	(6)	—	(23)
Net realized losses on Fortitude Re funds withheld assets	18	4	—	14	3	—	—	3
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	157	33	—	124	(57)	(12)	—	(45)
Net realized (gains) losses(a)	(7)	(27)	—	20	190	42	—	148
(Income) loss from discontinued operations				24				(2,046)
Net gain on divestitures and other	8	28	—	(20)	(101)	(21)	—	(80)
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	126	27	—	99	(75)	(16)	—	(59)
Net loss reserve discount charge	29	6	—	23	5	1	—	4
Pension expense related to lump sum payments to former employees	—	—	—	—	8	2	—	6
Integration and transaction costs associated with acquiring or divesting businesses	22	5	—	17	2	—	—	2
Restructuring and other costs	137	28	—	109	49	10	—	39
Non-recurring costs related to regulatory or accounting changes	4	1	—	3	4	1	—	3
Noncontrolling interests(c)			(2)	(2)			720	720
Adjusted pre-tax income/Adjusted after-tax income attributable to AIG common shareholders	$1,067	$269	$—	$798	$1,089	$336	$—	$746
Weighted average diluted shares outstanding				647.4				718.7
Income per common share attributable to AIG common shareholders (diluted)				$0.71				$2.81
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)				$1.23				$1.04

Nine Months Ended September 30,	2024				2023
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(c)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(c)	After Tax
Pre-tax income/net income (loss), including noncontrolling interests	$2,324	$571	$—	$(1,827)	$2,388	$509	$—	$4,351
Noncontrolling interests			(475)	(475)			(801)	(801)
Pre-tax income/net income (loss) attributable to AIG - including discontinued operations	$2,324	$571	$(475)	$(2,302)	$2,388	$509	$(801)	$3,550
Dividends on preferred stock and preferred stock redemption premiums				22				22
Net income (loss) attributable to AIG common shareholders				$(2,324)				$3,528
Changes in uncertain tax positions and other tax adjustments		8	—	(8)		175	—	(175)
Deferred income tax valuation allowance (releases) charges		15	—	(15)		(51)	—	51
Changes in the fair values of equity securities and AIG's investment in Corebridge	(172)	(36)	—	(136)	(93)	(19)	—	(74)
Loss on extinguishment of debt and preferred stock redemption premiums	1	—	—	16	21	4	—	17
Net investment income on Fortitude Re funds withheld assets	(123)	(26)	—	(97)	(106)	(22)	—	(84)
Net realized losses on Fortitude Re funds withheld assets	38	8	—	30	64	13	—	51
Net realized losses on Fortitude Re funds withheld embedded derivative	158	33	—	125	25	5	—	20
Net realized losses(a)	234	28	—	206	573	131	—	442
(Income) loss from discontinued operations				3,580				(2,472)
Net gain on divestitures and other	(94)	12	—	(106)	(89)	(19)	—	(70)
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	66	14	—	52	(112)	(24)	—	(88)
Net loss reserve discount charge	131	27	—	104	85	18	—	67
Pension expense related to lump sum payments to former employees	—	—	—	—	62	13	—	49
Integration and transaction costs associated with acquiring or divesting businesses	37	8	—	29	10	2	—	8
Restructuring and other costs(d)	630	132	—	498	264	55	—	209
Non-recurring costs related to regulatory or accounting changes	15	3	—	12	19	4	—	15
Net impact from elimination of international reporting lag(b)	—	—	—	—	(12)	(3)	—	(9)
Noncontrolling interests(c)			475	475			801	801
Adjusted pre-tax income (loss)/Adjusted after-tax income (loss) attributable to AIG common shareholders	$3,245	$797	$—	$2,441	$3,099	$791	$—	$2,286

70	AIG | Third Quarter 2024 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Nine Months Ended September 30,	2024				2023
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(c)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(c)	After Tax
Weighted average diluted shares outstanding				667.4				731.0
Income (loss) per common share attributable to AIG common shareholders (diluted)				$(3.48)				$4.83
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)				$3.66				$3.13
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
(b)For additional information, see Note 1 to the Consolidated Financial Statements in the 2023 Annual Report.
(c)Noncontrolling interest primarily relates to Corebridge and is the portion of Corebridge earnings that AIG did not own. Corebridge is consolidated until June 9, 2024. The historical results of Corebridge owned by AIG are reflected in the Income (loss) from discontinued operations, net of income taxes.
(d)In the three and nine months ended September 30, 2024, Restructuring and other costs increased primarily as a result of employee-related costs, including severance, and real estate impairment charges.
PRE-TAX INCOME (LOSS) COMPARISON
Pre-tax income was $649 million and $1.1 billion in the three months ended September 30, 2024 and 2023, respectively. Pre-tax income was $2.3 billion and $2.4 billion in the nine months ended September 30, 2024 and 2023, respectively.
For the main drivers impacting AIG’s results of operations, see – Net Income (Loss) Attributable to AIG Common Shareholders above.
ADJUSTED PRE-TAX INCOME (LOSS) COMPARISON
Adjusted pre-tax income was $1.1 billion and $1.1 billion in the three months ended September 30, 2024 and 2023, respectively. Adjusted pre-tax income was $3.2 billion and $3.1 billion in the nine months ended September 30, 2024 and 2023, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
General Insurance
North America - Underwriting income	$37	$235	$424	$886
International - Underwriting income	400	376	1,039	821
Net investment income	773	756	2,281	2,227
General Insurance	1,210	1,367	3,744	3,934
Other Operations
Other Operations before consolidation and eliminations	(141)	(271)	(496)	(815)
Consolidation and eliminations	(2)	(7)	(3)	(20)
Other Operations	(143)	(278)	(499)	(835)
Adjusted pre-tax income	$1,067	$1,089	$3,245	$3,099

AIG | Third Quarter 2024 Form 10-Q	71

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

72	AIG | Third Quarter 2024 Form 10-Q

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

INDUSTRY AND ECONOMIC FACTORS
The results of General Insurance for the nine months ended September 30, 2024 reflect continued strong performance from our Commercial Lines portfolio and focused execution on our portfolio management strategies within Personal Insurance. Across our North America and International Commercial Lines of business we have seen increased demand for our insurance products and strong growth in new business. We continue to monitor the impact of inflation and other economic factors on rate adequacy and loss cost trends. Similarly, we are monitoring monetary policy actions taken or anticipated to be taken by central banks and the corresponding impact on market interest rates.

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

AIG | Third Quarter 2024 Form 10-Q	73

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

GENERAL INSURANCE RESULTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Underwriting results:
Net premiums written	$6,380	$6,462	(1)%	$17,825	$20,964	(15)%
Increase in unearned premiums	(433)	(40)	NM	(343)	(1,786)	81
Net premiums earned	5,947	6,422	(7)	17,482	19,178	(9)
Losses and loss adjustment expenses incurred(a)	3,611	3,828	(6)	10,472	11,432	(8)
Acquisition expenses:
Amortization of deferred policy acquisition costs	863	918	(6)	2,532	2,761	(8)
Other acquisition expenses	292	308	(5)	825	957	(14)
Total acquisition expenses	1,155	1,226	(6)	3,357	3,718	(10)
General operating expenses	744	757	(2)	2,190	2,321	(6)
Underwriting income	437	611	(28)	1,463	1,707	(14)
Net investment income	773	756	2	2,281	2,227	2
Adjusted pre-tax income	$1,210	$1,367	(11)%	$3,744	$3,934	(5)%
Loss ratio(a)	60.7	59.6	1.1	59.9	59.6	0.3
Acquisition ratio	19.4	19.1	0.3	19.2	19.4	(0.2)
General operating expense ratio	12.5	11.8	0.7	12.5	12.1	0.4
Expense ratio	31.9	30.9	1.0	31.7	31.5	0.2
Combined ratio(a)	92.6	90.5	2.1	91.6	91.1	0.5
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(6.9)	(6.9)	—	(4.9)	(5.0)	0.1
Prior year development, net of reinsurance and prior year premiums	2.6	2.7	(0.1)	1.4	1.6	(0.2)
Accident year loss ratio, as adjusted	56.4	55.4	1.0	56.4	56.2	0.2
Accident year combined ratio, as adjusted	88.3	86.3	2.0	88.1	87.7	0.4
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

	Three Months Ended September 30,		Percentage Change in		Nine Months Ended September 30,		Percentage Change in
(in millions)	2024	2023	U.S. dollars	Original Currency	2024	2023	U.S. dollars	Original Currency
North America	$3,077	$3,151	(2)%	(2)%	$7,771	$10,804	(28)%	(28)%
International	3,303	3,311	—	2	10,054	10,160	(1)	2
Total net premiums written	$6,380	$6,462	(1)%	—%	$17,825	$20,964	(15)%	(14)%

74	AIG | Third Quarter 2024 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

The following tables present General Insurance accident year catastrophes(a) by geography and number of events:

(dollars in millions)	# of Events	North America	International	Total
Three Months Ended September 30, 2024
Flooding, rainstorms and other	3	$—	$15	$15
Windstorms and hailstorms	16	280	76	356
Winter storms	2	2	2	4
Wildfires	1	36	—	36
Earthquakes	1	—	—	—
Reinstatement premiums		6	—	6
Total catastrophe-related charges	23	$324	$93	$417
Three Months Ended September 30, 2023
Flooding, rainstorms and other	2	$—	$7	$7
Windstorms and hailstorms	23	188	70	258
Winter storms	2	(1)	(2)	(3)
Wildfires	2	139	19	158
Earthquakes	1	5	—	5
Reinstatement premiums		36	1	37
Total catastrophe-related charges	30	$367	$95	$462
Nine Months Ended September 30, 2024
Flooding, rainstorms and other	3	$2	$130	$132
Windstorms and hailstorms	16	476	135	611
Winter storms	2	52	2	54
Wildfires	1	36	—	36
Earthquakes	1	—	10	10
Reinstatement premiums		12	(2)	10
Total catastrophe-related charges	23	$578	$275	$853
Nine Months Ended September 30, 2023
Flooding, rainstorms and other	2	$10	$85	$95
Windstorms and hailstorms	23	401	201	602
Winter storms	2	27	15	42
Wildfires	2	149	19	168
Earthquakes	1	20	14	34
Reinstatement premiums		35	—	35
Total catastrophe-related charges	30	$642	$334	$976
(a)Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil unrest that exceed the $10 million threshold.
NORTH AMERICA RESULTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Underwriting results:
Net premiums written	$3,077	$3,151	(2)%	$7,771	$10,804	(28)%
Increase in unearned premiums	(439)	(72)	NM	(161)	(1,550)	90
Net premiums earned	2,638	3,079	(14)	7,610	9,254	(18)
Losses and loss adjustment expenses incurred(a)	1,847	1,975	(6)	5,029	5,732	(12)
Acquisition expenses:
Amortization of deferred policy acquisition costs	352	445	(21)	1,018	1,293	(21)
Other acquisition expenses	119	118	1	335	403	(17)
Total acquisition expenses	471	563	(16)	1,353	1,696	(20)
General operating expenses	283	306	(8)	804	940	(14)
Underwriting income	$37	$235	(84)%	$424	$886	(52)%
Loss ratio(a)	70.0	64.1	5.9	66.1	61.9	4.2
Acquisition ratio	17.9	18.3	(0.4)	17.8	18.3	(0.5)
General operating expense ratio	10.7	9.9	0.8	10.6	10.2	0.4
Expense ratio	28.6	28.2	0.4	28.4	28.5	(0.1)
Combined ratio(a)	98.6	92.3	6.3	94.5	90.4	4.1

AIG | Third Quarter 2024 Form 10-Q	75

ITEM 2 | Business Segment Operations | General Insurance

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(12.2)	(11.3)	(0.9)	(7.5)	(6.7)	(0.8)
Prior year development, net of reinsurance and prior year premiums	2.4	5.6	(3.2)	1.6	4.0	(2.4)
Accident year loss ratio, as adjusted	60.2	58.4	1.8	60.2	59.2	1.0
Accident year combined ratio, as adjusted	88.8	86.6	2.2	88.6	87.7	0.9
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
Business and Financial Highlights
Net Premiums Written Comparison for the Three Months Ended September 30, 2024 and 2023
Net premiums written decreased by $74 million due to a decline in Commercial Lines ($99 million), primarily driven by the sale of AIG Re, partially offset by growth in Casualty driven by pricing levels and new business production. This decline in Commercial Lines was partially offset by higher production in Personal Insurance ($25 million), particularly in PCS driven by positive rate change and new business production.
Net Premiums Written Comparison for the Nine Months Ended September 30, 2024 and 2023
Net premiums written decreased by $3.0 billion due to a decline in Commercial Lines ($3.1 billion), driven by the sales of AIG Re and CRS.
Underwriting Income (Loss) Comparison for the Three Months Ended September 30, 2024 and 2023
Underwriting income decreased by $198 million primarily due to:
•lower net favorable prior year development (3.2 points or $128 million), with higher favorable development from Property and Financial Lines, while Casualty turned unfavorable driven by a large settlement of a legacy mass tort claim with most of the gross loss in accident years covered under the Adverse Development Cover; and
•the sale of AIG Re.
This decrease was partially offset by portfolio growth.
Underwriting Income (Loss) Comparison for the Nine Months Ended September 30, 2024 and 2023
Underwriting income decreased by $462 million primarily due to:
•lower net favorable prior year development (2.4 points or $259 million), primarily from Casualty development which turned unfavorable driven by a large settlement of a legacy mass tort claim with most of the gross loss in accident years covered under the Adverse Development Cover; and
•the sales of AIG Re and Crop Risk Services.
This decrease was partially offset by improved portfolio performance and growth.
INTERNATIONAL RESULTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Underwriting results:
Net premiums written	$3,303	$3,311	—%	$10,054	$10,160	(1)%
(Increase) decrease in unearned premiums	6	32	(81)	(182)	(236)	23
Net premiums earned	3,309	3,343	(1)	9,872	9,924	(1)
Losses and loss adjustment expenses incurred	1,764	1,853	(5)	5,443	5,700	(5)
Acquisition expenses:
Amortization of deferred policy acquisition costs	511	473	8	1,514	1,468	3
Other acquisition expenses	173	190	(9)	490	554	(12)
Total acquisition expenses	684	663	3	2,004	2,022	(1)
General operating expenses	461	451	2	1,386	1,381	—
Underwriting income	$400	$376	6%	$1,039	$821	27%

76	AIG | Third Quarter 2024 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Loss ratio	53.3	55.4	(2.1)	55.1	57.4	(2.3)
Acquisition ratio	20.7	19.8	0.9	20.3	20.4	(0.1)
General operating expense ratio	13.9	13.5	0.4	14.0	13.9	0.1
Expense ratio	34.6	33.3	1.3	34.3	34.3	—
Combined ratio	87.9	88.7	(0.8)	89.4	91.7	(2.3)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(2.8)	(2.8)	—	(2.8)	(3.3)	0.5
Prior year development, net of reinsurance and prior year premiums	2.9	0.1	2.8	1.1	(0.8)	1.9
Accident year loss ratio, as adjusted	53.4	52.7	0.7	53.4	53.3	0.1
Accident year combined ratio, as adjusted	88.0	86.0	2.0	87.7	87.6	0.1
Business and Financial Highlights
Net Premiums Written Comparison for the Three Months Ended September 30, 2024 and 2023
Net premiums written, excluding the impact of unfavorable foreign exchange ($76 million), increased by $68 million due to:
•growth in Commercial Lines ($34 million), notably in Specialty and Property driven by strength of renewal retentions and new business production, partially offset by the sale of AIG Re and lower production in Financial Lines; and
•growth in Personal Insurance ($34 million) driven by Personal Auto.
Net Premiums Written Comparison for the Nine Months Ended September 30, 2024 and 2023
Net premiums written, excluding the unfavorable impact of foreign exchange ($250 million), increased by $144 million primarily due to:
•growth in Personal Insurance ($85 million) driven by Personal Auto and Travel, partially offset by lower production in Warranty; and
•growth in Commercial Lines ($59 million), notably in Property, Specialty and Casualty driven by strength of renewal retentions and new business production, partially offset by the sale of AIG Re and lower production in Financial Lines.
Underwriting Income (Loss) Comparison for the Three Months Ended September 30, 2024 and 2023
Underwriting income increased by $24 million primarily due to:
•net favorable prior year reserve development of $102 million in 2024 compared to net favorable prior year reserve development in 2023 of $19 million (2.8 points or $83 million), with higher favorable development in Specialty, and Property development which turned favorable, partially offset by Financial Lines development which turned unfavorable, and higher unfavorable development within Casualty driven by claim-specific emergence in European Excess Casualty on accident year 2016.
This increase was partially offset by a higher expense ratio (1.3 points) reflecting a higher acquisition ratio (0.9 points) and general operating expense ratio (0.4 points) primarily driven by changes in business mix.
Underwriting Income (Loss) Comparison for the Nine Months Ended September 30, 2024 and 2023
Underwriting income increased by $218 million primarily due to:
•net favorable prior year reserve development of $112 million in 2024 compared to net unfavorable prior year reserve development in 2023 of $65 million (1.9 points or $177 million), primarily as a result of higher favorable development in Specialty, and Property which turned favorable, partially offset by Financial Lines development which turned unfavorable, and higher unfavorable development within Casualty driven by claim-specific emergence in European Excess Casualty on accident year 2016; and
•lower catastrophe losses (0.5 points or $59 million).

AIG | Third Quarter 2024 Form 10-Q	77

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

OTHER OPERATIONS RESULTS

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2024	2023	Change		2024	2023	Change
Adjusted revenues:
Premiums	$(1)	$123	NM	%	$83	$354	(77)%
Net investment income:
Interest and dividends	77	67	15		256	183	40
Other investment income (loss)	54	(9)	NM		106	(32)	NM
Investment expenses	(6)	(13)	54		(17)	(21)	19
Total net investment income	125	45	178		345	130	165
Other income	(1)	3	NM		3	6	(50)
Total adjusted revenues	123	171	(28)		431	490	(12)
Benefits, losses and expenses:
Losses and loss adjustment expenses incurred	7	114	(94)		78	329	(76)
Acquisition expenses	(4)	16	NM		8	42	(81)
General operating expenses:
Corporate and Other	146	175	(17)		489	514	(5)
Amortization of intangible assets	4	4	—		13	22	(41)
Total general operating expenses	150	179	(16)		502	536	(6)
Interest expense	111	133	(17)		339	398	(15)
Total benefits, losses and expenses	264	442	(40)		927	1,305	(29)
Adjusted pre-tax loss before consolidation and eliminations	(141)	(271)	48		(496)	(815)	39
Consolidation and eliminations	(2)	(7)	71		(3)	(20)	85
Adjusted pre-tax loss	$(143)	$(278)	49%		$(499)	$(835)	40%
THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations was $141 million in 2024 compared to $271 million in 2023, a decrease of $130 million, primarily due to:
•higher net investment income of $80 million due to dividend income from Corebridge in 2024 compared to $0 in 2023 and on AIG Parent portfolio due to higher yields and higher average balance; and
•lower interest expense of $22 million primarily driven by interest savings from $2.2 billion debt reduction, through cash tender offers and debt redemption and maturity in 2023 and 2024.
NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations was $496 million in 2024 compared to $815 million in 2023, a decrease of $319 million, primarily due to:
•higher net investment income of $215 million due to dividend income from Corebridge in 2024 compared to $0 in 2023 and on AIG Parent portfolio due to higher yields and higher average balance; and
•lower interest expense of $59 million primarily driven by interest savings from $2.6 billion debt repurchases, through cash tender offers and debt redemption and maturity in 2023 and 2024.

78	AIG | Third Quarter 2024 Form 10-Q

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
Our Investment Management Agreements with BlackRock, Inc.
Since April 2022, AIG insurance company subsidiaries have entered into separate investment management agreements with BlackRock, Inc. and its investment advisory affiliates (BlackRock). As of September 30, 2024, BlackRock manages $64 billion of our investment portfolio, consisting of liquid fixed income, certain private placements and private equity assets. In addition, liquid fixed income assets associated with the Fortitude Re funds withheld asset portfolio were separately transferred to BlackRock for management in 2022.

INVESTMENT HIGHLIGHTS IN THE NINE MONTHS ENDED SEPTEMBER 30, 2024

•Blended investment yields on new investments are higher than blended rates on investments that were sold, matured or called during this period. We continued to make investments in structured securities and other fixed maturity securities with attractive risk-adjusted return characteristics to improve yields and increase net investment income.
•Total Net investment income increased for the nine months ended September 30, 2024 compared to the same period in the prior year, primarily due to dividend income from AIG's equity in Corebridge, higher income on available for sale fixed maturity securities and short term instruments, partially offset by lower income from alternative investments and mortgage loans.

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

AIG | Third Quarter 2024 Form 10-Q	79

ITEM 2 | Investments

•Outside of the U.S., fixed maturity securities held by our insurance companies consist primarily of investment-grade securities generally denominated in the currencies of the countries in which we operate.
•We also utilize derivatives to manage our asset and liability duration as well as currency exposures.
Asset-Liability Management
The investment strategy within the General Insurance companies focuses on growth of surplus, maintenance of sufficient liquidity for unanticipated insurance claims, and preservation of capital. General Insurance invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies have an average duration of 3.7 years, with an average of 4.0 years for North America and 3.1 years for International.
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
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

September 30, 2024
(in millions)
NAIC Designation	1	2	Total Investment Grade	3	4	5	6	Total Below Investment Grade	Total
Other fixed maturity securities	$34,497	$13,478	$47,975	$1,946	$1,147	$168	$36	$3,297	$51,272
Mortgage-backed, asset-backed and collateralized	14,851	492	15,343	18	63	4	5	90	15,433
Total*	$49,348	$13,970	$63,318	$1,964	$1,210	$172	$41	$3,387	$66,705
*Excludes $38 million of fixed maturity securities for which no NAIC Designation is available.
The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

September 30, 2024
(in millions)
Composite AIG Credit Rating	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
Other fixed maturity securities	$34,564	$13,417	$47,981	$1,783	$1,323	$185	$3,291	$51,272
Mortgage-backed, asset-backed and collateralized	13,526	606	14,132	49	117	1,135	1,301	15,433
Total*	$48,090	$14,023	$62,113	$1,832	$1,440	$1,320	$4,592	$66,705
*Excludes $38 million of fixed maturity securities for which no NAIC Designation is available.

80	AIG | Third Quarter 2024 Form 10-Q

ITEM 2 | Investments

CREDIT RATINGS
At September 30, 2024, approximately 64 percent of our fixed maturity securities were held by our U.S. entities. Approximately 93 percent of these securities were rated investment grade by one or more of the principal rating agencies.
Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. We closely monitor the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At September 30, 2024, approximately 83 percent of such investments were either rated investment grade or, on the basis of analysis of our investment managers, were equivalent from a credit standpoint to securities rated investment grade. Approximately 30 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.
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
For information regarding credit risks associated with investments see Part II, Item 7. MD&A – Enterprise Risk Management in the 2023 Annual Report.
The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
(in millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Rating:
Other fixed maturity securities
AAA	$6,131	$5,625	$15	$16	$6,146	$5,641
AA	12,673	12,775	122	145	12,795	12,920
A	15,502	14,758	121	73	15,623	14,831
BBB	13,299	12,992	118	96	13,417	13,088
Below investment grade	3,272	3,653	2	—	3,274	3,653
Non-rated	55	167	—	—	55	167
Total	$50,932	$49,970	$378	$330	$51,310	$50,300
Mortgage-backed, asset-backed and collateralized
AAA	$7,781	$6,650	$137	$77	$7,918	$6,727
AA	4,904	6,065	92	108	4,996	6,173
A	578	614	34	29	612	643
BBB	517	517	89	81	606	598
Below investment grade	1,268	1,426	33	30	1,301	1,456
Non-rated	—	—	—	8	—	8
Total	$15,048	$15,272	$385	$333	$15,433	$15,605
Total
AAA	$13,912	$12,275	$152	$93	$14,064	$12,368
AA	17,577	18,840	214	253	17,791	19,093
A	16,080	15,372	155	102	16,235	15,474
BBB	13,816	13,509	207	177	14,023	13,686
Below investment grade	4,540	5,079	35	30	4,575	5,109
Non-rated	55	167	—	8	55	175
Total	$65,980	$65,242	$763	$663	$66,743	$65,905

AIG | Third Quarter 2024 Form 10-Q	81

ITEM 2 | Investments

Available-for-Sale Investments
The following table presents the fair value of our available-for-sale securities:

(in millions)	September 30, 2024	December 31, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$4,514	$4,395
Obligations of states, municipalities and political subdivisions	4,651	4,833
Non-U.S. governments	8,733	8,396
Corporate debt	33,034	32,346
Mortgage-backed, asset-backed and collateralized:
RMBS	6,419	6,207
CMBS	4,106	4,147
CLO/ABS	4,523	4,918
Total mortgage-backed, asset-backed and collateralized	15,048	15,272
Total bonds available for sale*	$65,980	$65,242
*At September 30, 2024 and December 31, 2023, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $3.1 billion and $5.2 billion, respectively.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

(in millions)	September 30, 2024	December 31, 2023
Canada	$1,466	$1,340
Germany	964	929
Japan	655	699
United Kingdom	469	478
France	401	430
Australia	384	314
Israel	340	201
Korea, Republic of	311	293
Malaysia	248	183
Denmark	230	227
Other	3,292	3,326
Total	$8,760	$8,420
The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	September 30, 2024					December 31, 2023 Total
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products	Total
Euro-Zone countries:
France	$401	$1,241	$518	$13	$2,173	$2,068
Germany	964	249	855	63	2,131	2,042
Netherlands	161	497	278	35	971	940
Ireland	10	64	133	454	661	231
Italy	23	112	276	—	411	420
Spain	10	126	108	62	306	353
Denmark	230	49	8	—	287	297
Belgium	35	110	94	14	253	276
Luxembourg	19	64	70	—	153	227
Finland	20	75	7	1	103	95
Other Euro-Zone	144	26	40	—	210	194
Total Euro-Zone	$2,017	$2,613	$2,387	$642	$7,659	$7,143
Remainder of Europe:
United Kingdom	$469	$1,276	$1,501	$164	$3,410	$3,696
Switzerland	16	177	298	—	491	589
Sweden	143	152	33	—	328	342
Norway	85	39	16	—	140	150

82	AIG | Third Quarter 2024 Form 10-Q

ITEM 2 | Investments

	September 30, 2024					December 31, 2023 Total
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products	Total
Jersey (Channel Islands)	3	12	10	52	77	5
Other - Remainder of Europe	20	3	9	2	34	31
Total - Remainder of Europe	$736	$1,659	$1,867	$218	$4,480	$4,813
Total	$2,753	$4,272	$4,254	$860	$12,139	$11,956
Investments in Municipal Bonds
At September 30, 2024, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 99 percent of the portfolio rated A or higher.
The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	September 30, 2024
(in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value	December 31, 2023 Total Fair Value
California	$215	$186	$480	$881	$903
New York	43	115	544	702	746
Texas	1	253	189	443	490
Illinois	27	43	191	261	301
Massachusetts	53	20	163	236	209
Florida	4	—	227	231	227
Pennsylvania	58	1	141	200	203
Connecticut	58	3	88	149	109
New Jersey	3	2	135	140	200
Georgia	67	26	38	131	159
Ohio	12	—	75	87	89
Hawaii	79	—	7	86	89
Oregon	20	40	25	85	83
All other states	118	32	869	1,019	1,025
Total	$758	$721	$3,172	$4,651	$4,833
Investments in Corporate Debt Securities
The following table presents the fair value of our available for sale corporate debt securities by industry categories:

Industry Category
(in millions)	September 30, 2024	December 31, 2023
Financial institutions:
Money center/Global bank groups	$4,553	$5,153
Regional banks – other	216	222
Life insurance	717	617
Securities firms and other finance companies	654	296
Insurance non-life	419	938
Regional banks – North America	1,999	2,029
Other financial institutions	4,598	3,152
Utilities	2,873	2,989
Communications	1,992	2,111
Consumer noncyclical	3,067	3,436
Capital goods	1,762	1,552
Energy	1,658	1,672
Consumer cyclical	3,430	3,049
Basic materials	1,749	1,141
Other	3,347	3,989
Total*	$33,034	$32,346
*At September 30, 2024 and December 31, 2023, approximately 91 percent and 90 percent, respectively, of these investments were rated investment grade.

AIG | Third Quarter 2024 Form 10-Q	83

ITEM 2 | Investments

Investments in RMBS
The following table presents the fair value of AIG’s RMBS available for sale securities:

(in millions)	September 30, 2024	December 31, 2023
Agency RMBS	$3,026	$2,827
Alt-A RMBS	1,421	1,338
Subprime RMBS	308	323
Prime non-agency	793	580
Other housing related	871	1,139
Total RMBS(a)(b)	$6,419	$6,207
(a)Includes approximately $1.3 billion and $1.3 billion at September 30, 2024 and December 31, 2023, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. This excludes impact of U.S. debt downgrade of Fannie Mae and Freddie Mac. For additional information on purchased credit deteriorated securities, see Note 6 to the Condensed Consolidated Financial Statements.
(b)The weighted average expected life was six years and seven years at September 30, 2024 and December 31, 2023, respectively.
Our investments guidelines for investing in RMBS, CLO and other asset-backed securities (ABS) take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.
Investments in CMBS
The following table presents the fair value of our CMBS available for sale securities:

(in millions)	September 30, 2024	December 31, 2023
CMBS (traditional)	$3,075	$3,604
Agency	766	488
Other	265	55
Total	$4,106	$4,147
The fair value of CMBS holdings remained stable during the nine months ended September 30, 2024. The majority of our investments in CMBS are in tranches that contain substantial credit protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.
Investments in CLO/ABS
The following table presents the fair value of our CLO/ABS available for sale securities by collateral type:

(in millions)	September 30, 2024	December 31, 2023
Collateral Type:
ABS	$2,469	$1,827
Bank loans	2,054	3,090
Other	—	1
Total	$4,523	$4,918

84	AIG | Third Quarter 2024 Form 10-Q

ITEM 2 | Investments

Unrealized Losses of Fixed Maturity Securities
The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

September 30, 2024	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)
Investment grade bonds
0-6 months	$5,257	$68	1,610	$24	$6	6	$—	$—	2	$5,281	$74	1,618
7-11 months	957	44	307	96	24	2	—	—	1	1,053	68	310
12 months or more	25,009	1,790	6,982	1,836	575	363	240	135	17	27,085	2,500	7,362
Total	$31,223	$1,902	8,899	$1,956	$605	371	$240	$135	20	$33,419	$2,642	9,290
Below investment grade bonds
0-6 months	$725	$25	448	$29	$9	31	$4	$3	13	$758	$37	492
7-11 months	70	3	32	—	—	—	—	—	—	70	3	32
12 months or more	1,347	84	727	66	19	26	10	9	7	1,423	112	760
Total	$2,142	$112	1,207	$95	$28	57	$14	$12	20	$2,251	$152	1,284
Total bonds
0-6 months	$5,982	$93	2,058	$53	$15	37	$4	$3	15	$6,039	$111	2,110
7-11 months	1,027	47	339	96	24	2	—	—	1	1,123	71	342
12 months or more	26,356	1,874	7,709	1,902	594	389	250	144	24	28,508	2,612	8,122
Total	$33,365	$2,014	10,106	$2,051	$633	428	$254	$147	40	$35,670	$2,794	10,574
(a)Represents the number of consecutive months that fair value has been less than cost by any amount.
(b)Represents the percentage by which fair value is less than cost.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
The allowance for credit losses was $3 million for investment grade bonds and $37 million for below investment grade bonds as of September 30, 2024.
Commercial Mortgage Loans
At September 30, 2024, we had direct commercial mortgage loan exposure of $3.7 billion.
The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
September 30, 2024
State:
California	21	$94	$245	$30	$56	$33	$—	$458	12%
Texas	20	78	243	2	31	22	—	376	10
New York	19	40	212	70	20	32	—	374	10
Massachusetts	9	94	149	49	7	—	—	299	8
New Jersey	21	125	7	—	50	—	10	192	5
Florida	11	67	—	63	—	38	—	168	5
Illinois	6	89	20	—	—	—	—	109	3
Pennsylvania	9	17	43	29	18	—	—	107	3
Ohio	5	62	—	30	—	—	—	92	2
Washington	5	49	—	—	—	11	—	60	2
Other states	34	153	47	74	47	12	—	333	9
Foreign	44	330	228	114	215	124	117	1,128	31
Total*	204	$1,198	$1,194	$461	$444	$272	$127	$3,696	100%

AIG | Third Quarter 2024 Form 10-Q	85

ITEM 2 | Investments

December 31, 2023
State:
California	21	$89	$277	$32	$58	$33	$—	$489	13%
New York	19	43	208	77	20	32	—	380	10
Texas	21	77	255	2	44	—	—	378	10
Massachusetts	9	96	128	50	7	—	—	281	7
New Jersey	21	111	8	20	55	—	10	204	5
Florida	11	60	—	64	9	38	—	171	4
Illinois	6	88	26	—	—	—	—	114	3
Ohio	6	63	3	30	—	—	—	96	4
Pennsylvania	8	14	39	36	5	—	—	94	2
Colorado	7	17	32	32	—	6	—	87	2
Other states	37	206	20	64	40	16	—	346	9
Foreign	47	403	227	111	222	122	111	1,196	31
Total*	213	$1,267	$1,223	$518	$460	$247	$121	$3,836	100%
*Does not reflect allowance for credit losses.
For additional information on commercial mortgage loans, see Note 7 to the Condensed Consolidated Financial Statements and Note 7 to the Consolidated Financial Statements in the 2023 Annual Report.
Net Realized Gains and Losses
The following table presents the components of Net realized gains (losses):

Three Months Ended September 30,	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(66)	$(18)	$(84)	$(152)	$(4)	$(156)
Change in allowance for credit losses on fixed maturity securities	1	(1)	—	(7)	—	(7)
Change in allowance for credit losses on loans	(3)	(1)	(4)	(16)	3	(13)
Foreign exchange transactions	65	1	66	(30)	(5)	(35)
All other derivatives and hedge accounting	7	(2)	5	(20)	6	(14)
Sales of alternative investments	(18)	—	(18)	25	—	25
Other	22	3	25	11	(3)	8
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	8	(18)	(10)	(189)	(3)	(192)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(157)	(157)	—	57	57
Net realized gains (losses)	$8	$(175)	$(167)	$(189)	$54	$(135)

Nine Months Ended September 30,	2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(320)	$(34)	$(354)	$(552)	$(63)	$(615)
Change in allowance for credit losses on fixed maturity securities	(18)	(1)	(19)	(31)	—	(31)
Change in allowance for credit losses on loans	(23)	—	(23)	(23)	2	(21)
Foreign exchange transactions	176	(2)	174	125	—	125
All other derivatives and hedge accounting	(62)	—	(62)	(133)	—	(133)
Sales of alternative investments	(4)	(1)	(5)	26	—	26
Other	13	—	13	17	(3)	14
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(238)	(38)	(276)	(571)	(64)	(635)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(158)	(158)	—	(25)	(25)
Net realized gains (losses)	$(238)	$(196)	$(434)	$(571)	$(89)	$(660)
Higher Net realized gains excluding Fortitude Re funds withheld assets in the three months ended September 30, 2024 were primarily due to lower losses on sales of fixed maturity securities, higher gains on foreign exchange transactions and all other derivatives and hedge accounting compared to the prior year period. Lower Net realized losses excluding Fortitude Re funds withheld assets in the nine months ended September 30, 2024 compared to 2023 were primarily due to lower losses on sales of fixed maturity securities and higher derivatives gains compared to the prior year period.

86	AIG | Third Quarter 2024 Form 10-Q

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
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments in the three and nine months ended September 30, 2024 was primarily attributable to a change in the fair value of fixed maturity securities. For the three months ended September 30, 2024, net unrealized gains related to fixed maturity securities were $1.6 billion due primarily to lower interest rates and narrowing of credit spreads. For the nine months ended September 30, 2024, net unrealized gains were $1.5 billion due to lower interest rates and narrowing of credit spreads.
The change in net unrealized gains and losses on investments in the three and nine months ended September 30, 2023 was primarily attributable to a change in the fair value of fixed maturity securities. For the three months ended September 30, 2023, net unrealized losses related to fixed maturity securities were $670 million due primarily to an increase in interest rates. For the nine months ended September 30, 2023, net unrealized gains were $159 million primarily due to widening of credit spreads.
For additional information on our investment portfolio, see Note 6 to the Condensed Consolidated Financial Statements.

Insurance Reserves
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (LOSS RESERVES)
The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

	September 30, 2024			December 31, 2023
(in millions)	Net liability for unpaid losses and loss adjustment expenses	Reinsurance recoverable on unpaid losses and loss adjustment expenses	Gross liability for unpaid losses and loss adjustment expenses	Net liability for unpaid losses and loss adjustment expenses	Reinsurance recoverable on unpaid losses and loss adjustment expenses	Gross liability for unpaid losses and loss adjustment expenses
General Insurance:
U.S. Workers' Compensation (net of discount)	$2,598	$4,087	$6,685	$2,655	$4,099	$6,754
U.S. Excess Casualty	3,241	3,258	6,499	3,321	3,272	6,593
U.S. Other Casualty	4,289	3,599	7,888	4,112	3,676	7,788
U.S. Financial Lines	5,519	1,729	7,248	5,672	1,622	7,294
U.S. Property and Special Risks	4,218	1,357	5,575	4,403	1,494	5,897
U.S. Personal Insurance	838	2,098	2,936	767	2,163	2,930
UK/Europe Casualty and Financial Lines	8,021	2,075	10,096	7,447	1,951	9,398
UK/Europe Property and Special Risks	3,095	1,819	4,914	2,913	1,665	4,578
UK/Europe and Japan Personal Insurance	1,432	692	2,124	1,483	671	2,154
Other product lines(b)	5,512	5,134	10,646	5,416	5,182	10,598
Unallocated loss adjustment expenses(b)	1,711	659	2,370	1,298	841	2,139
Total General Insurance	40,474	26,507	66,981	39,487	26,636	66,123
Other Operations Run-Off:
U.S. run-off long tail insurance lines (net of discount)	277	3,229	3,506	283	3,360	3,643
Other run-off product lines	225	64	289	228	60	288
Blackboard U.S. Holdings, Inc.	50	115	165	91	119	210
Unallocated loss adjustment expenses	11	114	125	15	114	129
Total Other Operations Run-Off	563	3,522	4,085	617	3,653	4,270
Total	$41,037	$30,029	$71,066	$40,104	$30,289	$70,393
(a)Includes net loss reserve discount of $1.2 billion and $1.2 billion at September 30, 2024 and December 31, 2023, respectively. For information regarding loss reserve discount, see Note 12 to the Condensed Consolidated Financial Statements.
(b)Other product lines and Unallocated loss adjustment expenses includes Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense for the Fortitude Re reinsurance of $2.7 billion and $2.9 billion at September 30, 2024 and December 31, 2023, respectively.

AIG | Third Quarter 2024 Form 10-Q	87

ITEM 2 | Insurance Reserves

Prior Year Development
The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
General Insurance:
North America	$(63)	$(154)	$(165)	$(408)
International	(90)	15	(101)	86
Total General Insurance*	$(153)	$(139)	$(266)	$(322)
Other Operations Run-Off	2	(3)	2	(3)
Total prior year favorable development	$(151)	$(142)	$(264)	$(325)
*Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $34 million and $41 million for the three months ended September 30, 2024 and 2023, respectively, and $102 million and $123 million for the nine months ended September 30, 2024 and 2023, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $304 million and $(145) million for the three months ended September 30, 2024 and 2023, respectively, and $241 million and $(178) million for the nine months ended September 30, 2024 and 2023, respectively. Also excludes the related changes in amortization of the deferred gain, which were $178 million and $(68) million for the three months ended September 30, 2024 and 2023, respectively, and $175 million and $(65) million for the nine months ended September 30, 2024 and 2023, respectively.
Net Loss Development
In the three months ended September 30, 2024, we recognized favorable prior year loss reserve development of $151 million. The key components of this development were:
North America
•Favorable development on U.S. Property and Special Risks reflecting favorable loss experience in Retail and Wholesale Property.
•Favorable development on Financial Lines in U.S. and Canada, reflecting favorable experience across most reserving classes, offset by unfavorable development in M&A and High Excess classes.
•Amortization benefit related to the deferred gain on the adverse development cover.
•Adverse development on U.S. Excess Casualty driven by a large settlement of a legacy mass tort claim with most of the gross loss in accident years covered under the Adverse Development Cover.
International
•Favorable development on Other Product Lines, primarily driven by Global Specialty which saw favorable development in Energy, Marine and Aviation lines.
•Adverse development on UK/Europe Casualty and Financial Lines driven by unfavorable development in UK Financial Lines partially offset by favorable development in EMEA Financial Lines, and unfavorable development in European Excess Casualty driven by claim-specific emergence on accident year 2016.
•Favorable development on UK/Europe Property and Special Risks reflecting favorable development across a majority of regions.
•Favorable development on UK/Europe and Japan Personal Insurance primarily driven by Japan A&H and Auto, partially offset by unfavorable Personal Auto in EMEA.
In the nine months ended September 30, 2024, we recognized favorable prior year loss reserve development of $264 million. The key components of this development were:
North America
•Favorable development on our U.S. Workers' Compensation reflecting continued favorable loss experience.
•Adverse development on U.S. Excess Casualty driven by a large settlement of a legacy mass tort claim with most of the gross loss in accident years covered under the Adverse Development Cover.
•Favorable development on U.S. Property and Special Risks reflecting favorable loss experience in Retail and Wholesale Property.
•Favorable development on Financial Lines in U.S. and Canada, reflecting favorable experience across most reserving classes, offset by unfavorable development in M&A and High Excess classes.
•Favorable development on U.S. Other Casualty, reflecting favorability across numerous Casualty reserving classes, partially offset by unfavorable development on Commercial Auto and Wholesale Primary General Liability.
•Amortization benefit related to the deferred gain on the adverse development cover.

88	AIG | Third Quarter 2024 Form 10-Q

ITEM 2 | Insurance Reserves

International
•Favorable development on Other Product Lines, primarily driven by Global Specialty which saw favorable development across multiple lines.
•Adverse development on UK/Europe Casualty and Financial Lines driven by unfavorable development in UK Financial Lines partially offset by favorable development in EMEA Financial Lines, and unfavorable development in European Excess Casualty driven by claim-specific emergence on accident year 2016.
•Favorable development on UK/Europe Property and Special Risks reflecting favorable development across a majority of regions.
•Favorable development on UK/Europe and Japan Personal Insurance primarily driven by Japan A&H and Auto, partially offset by unfavorable Personal Auto in EMEA.
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
The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Three Months Ended September 30, 2024
(in millions)	Total	2023	2022 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(11)	$—	$(11)
U.S. Excess Casualty	72	4	68
U.S. Other Casualty	(2)	—	(2)
U.S. Financial Lines	(32)	—	(32)
U.S. Property and Special Risks	(53)	(51)	(2)
U.S. Personal Insurance	(1)	(10)	9
Other Product Lines	(36)	13	(49)
Total General Insurance North America	$(63)	$(44)	$(19)
General Insurance International:
UK/Europe Casualty and Financial Lines	$181	$(4)	$185
UK/Europe Property and Special Risks	(44)	(3)	(41)
UK/Europe and Japan Personal Insurance	(33)	2	(35)
Other Product Lines	(194)	(40)	(154)
Total General Insurance International	$(90)	$(45)	$(45)
Other Operations Run-Off	2	—	2
Total Prior Year (Favorable) Unfavorable Development	$(151)	$(89)	$(62)

AIG | Third Quarter 2024 Form 10-Q	89

ITEM 2 | Insurance Reserves

Three Months Ended September 30, 2023
(in millions)	Total	2022	2021 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(81)	$(8)	$(73)
U.S. Excess Casualty	(40)	—	(40)
U.S. Other Casualty	(5)	2	(7)
U.S. Financial Lines	24	—	24
U.S. Property and Special Risks	10	(43)	53
U.S. Personal Insurance	(10)	(9)	(1)
Other Product Lines	(52)	(9)	(43)
Total General Insurance North America	$(154)	$(67)	$(87)
General Insurance International:
UK/Europe Casualty and Financial Lines	$104	$(45)	$149
UK/Europe Property and Special Risks	(28)	43	(71)
UK/Europe and Japan Personal Insurance	(38)	(28)	(10)
Other Product Lines	(23)	114	(137)
Total General Insurance International	$15	$84	$(69)
Other Operations Run-Off	(3)	—	(3)
Total Prior Year (Favorable) Unfavorable Development	$(142)	$17	$(159)

Nine Months Ended September 30, 2024
(in millions)	Total	2023	2022 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(102)	$(26)	$(76)
U.S. Excess Casualty	86	4	82
U.S. Other Casualty	(27)	12	(39)
U.S. Financial Lines	(42)	—	(42)
U.S. Property and Special Risks	(43)	(51)	8
U.S. Personal Insurance	(1)	(10)	9
Other Product Lines	(36)	13	(49)
Total General Insurance North America	$(165)	$(58)	$(107)
General Insurance International:
UK/Europe Casualty and Financial Lines	$181	$(4)	$185
UK/Europe Property and Special Risks	(44)	1	(45)
UK/Europe and Japan Personal Insurance	(33)	2	(35)
Other Product Lines	(205)	(40)	(165)
Total General Insurance International	$(101)	$(41)	$(60)
Other Operations Run-Off	2	—	2
Total Prior Year (Favorable) Unfavorable Development	$(264)	$(99)	$(165)

Nine Months Ended September 30, 2023
(in millions)	Total	2022	2021 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(166)	$(7)	$(159)
U.S. Excess Casualty	(38)	—	(38)
U.S. Other Casualty	(122)	3	(125)
U.S. Financial Lines	25	—	25
U.S. Property and Special Risks	(23)	54	(77)
U.S. Personal Insurance	(18)	3	(21)
Other Product Lines	(66)	(56)	(10)
Total General Insurance North America	$(408)	$(3)	$(405)
General Insurance International:
UK/Europe Casualty and Financial Lines	$176	$(34)	$210
UK/Europe Property and Special Risks	—	105	(105)
UK/Europe and Japan Personal Insurance	(44)	(30)	(14)
Other Product Lines	(46)	88	(134)
Total General Insurance International	$86	$129	$(43)
Other Operations Run-Off	(3)	—	(3)
Total Prior Year (Favorable) Unfavorable Development	$(325)	$126	$(451)

90	AIG | Third Quarter 2024 Form 10-Q

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

(in millions)	September 30, 2024	December 31, 2023
Gross Covered Losses
Covered reserves before discount	$10,127	$10,849
Inception to date losses paid	31,181	30,157
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$16,308	$16,006
Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,046	$12,805
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	2,858	2,617
Discount on ceded losses(a)	(1,004)	(1,104)
Pre-tax deferred gain before amortization	1,854	1,513
Inception to date amortization of deferred gain at inception	(1,530)	(1,428)
Inception to date amortization attributed to changes in deferred gain(b)	(64)	64
Deferred gain liability reflected in AIG's balance sheet	$260	$149
(a)The accretion of discount and a reduction in effective interest rates is offset by changes in estimates of the amount and timing of future recoveries.
(b)Excluded from APTI.
The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Balance at beginning of period, net of discount	$143	$196	$149	$205
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	304	(145)	241	(178)
Amortization attributed to deferred gain at inception(b)	(34)	(41)	(102)	(123)
Amortization attributed to changes in deferred gain(c)	(175)	77	(128)	87
Changes in discount on ceded loss reserves	22	24	100	120
Balance at end of period, net of discount	$260	$111	$260	$111
(a)Prior year reserve development ceded to NICO under the retroactive reinsurance agreement is deferred under GAAP.
(b)Represents amortization of the deferred gain recognized in APTI.
(c)Excluded from APTI.

AIG | Third Quarter 2024 Form 10-Q	91

ITEM 2 | Insurance Reserves

The lines of business subject to this agreement include those with longer tails, which carry a higher degree of uncertainty. Since inception, there have been periods of both favorable and unfavorable prior year development. This agreement will continue to reduce the impact of volatility in the development on our ultimate loss estimates over time.
Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our run-off operations. Those reinsurance transactions were designed to consolidate most of our insurance run-off lines into a single legal entity. As of September 30, 2024, $3.5 billion of reserves related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.

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

92	AIG | Third Quarter 2024 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

SOURCES
Liquidity to AIG Parent from Subsidiaries
During the nine months ended September 30, 2024, our General Insurance companies distributed dividends of $2.9 billion to AIG Parent or applicable intermediate holding companies.
Sales of Corebridge Shares by AIG
In June and July 2024, we sold an aggregate of approximately 31.9 million shares of Corebridge common stock in a secondary offering at a public offering price of $29.20 per share, which included 30 million shares initially offered and the partial exercise by the underwriters of their option to purchase additional shares. The aggregate gross proceeds to AIG Parent were approximately $932 million.
In August 2024, we sold approximately 8 million shares of Corebridge common stock to Corebridge at the per share purchase price of $24.90. The aggregate proceeds to AIG Parent were $200 million.
In September 2024, we sold 5 million shares of Corebridge common stock in a Rule 144 transaction at the per share purchase price of $26.86. The aggregate proceeds to AIG Parent were approximately $134 million.

USES
General Borrowings(a)
During the nine months ended September 30, 2024, $509 million of debt categorized as general borrowings matured, was repaid or redeemed, including:
•Repayment of $459 million aggregate principal amount of our 4.125% Notes due February 15, 2024.
•Redemption of €41.55 million aggregate principal amount of our Series A-3 Junior Subordinated Debentures, equivalent to approximately $46 million at the time of repayment.
We made interest payments on our general borrowings totaling $335 million during the nine months ended September 30, 2024.
Dividends
During the nine months ended September 30, 2024:
•We made a cash dividend payment of $365.625 per share on our Series A 5.85% Non-Cumulative Perpetual Preferred Stock (Series A Preferred Stock) for the three months ended March 31, 2024 totaling $7 million. On March 15, 2024, we redeemed all 20,000 outstanding shares of our Series A Preferred Stock and all 20,000,000 of the corresponding Depositary Shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock for an aggregate redemption price of $500 million, paid in cash.
•We made cash dividend payments in the amount of $0.40 per share on AIG Common Stock for each of the three month periods ended September 30, 2024 and June 30, 2024 (an increase of 11 percent from prior dividend payments), and $0.36 per share for the three months ended March 31, 2024, totaling $758 million.
Repurchases of Common Stock(b)
During the nine months ended September 30, 2024, AIG Parent repurchased approximately 65 million shares of AIG Common Stock, for an aggregate purchase price of approximately $4.8 billion.

(a)On October 21, 2024, we announced that we will redeem all of our outstanding Zero Coupon Callable Notes Due 2047 (the Notes) on November 22, 2024 (the Redemption Date) for a redemption price equal to 135.631% of the face amount of the Notes outstanding on such Redemption Date. As of October 21, 2024, $400,000,000 face amount of the Notes was outstanding.
(b)Pursuant to a Securities Exchange Act of 1934 (the Exchange Act) Rule 10b5-1 repurchase plan, from October 1, 2024 to October 30, 2024, AIG Parent repurchased approximately 7 million shares of AIG Common Stock for an aggregate purchase price of approximately $500 million.

AIG | Third Quarter 2024 Form 10-Q	93

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
Interest payments totaled $581 million and $745 million in the nine months ended September 30, 2024 and 2023, respectively. Excluding interest payments, AIG had operating cash inflows of $3.7 billion, including $104 million outflow from discontinued operations, in the nine months ended September 30, 2024 compared to operating cash inflows of $5.4 billion, including $119 million outflow from discontinued operations, in the prior year period.
Investing Cash Flow Activities
Net cash used in investing activities in the nine months ended September 30, 2024 was $1.0 billion, including $4.2 billion used in discontinued operations, compared to net cash used in investing activities of $4.1 billion, including $2.5 billion from discontinued operations, in the prior year period.
Financing Cash Flow Activities
Net cash used in financing activities in the nine months ended September 30, 2024 totaled $2.1 billion, reflecting:
•$758 million to pay dividends of $0.40 per share in each of the three month periods ended September 30, 2024 and June 30, 2024, and $0.36 per share for the three months ended March 31, 2024 on AIG Common Stock;
•$22 million to pay a first quarter dividend of $365.625 per share on AIG’s Series A Preferred Stock and redemption premiums;
•$4.8 billion to repurchase approximately 65 million shares of AIG Common Stock;
•$509 million in net outflows from the issuance and repayment of long-term debt; and
•$4.4 billion in net inflows from discontinued operations.
Net cash used in financing activities in the nine months ended September 30, 2023 totaled $239 million reflecting:
•$748 million to pay dividends of $0.36 per share in the three months ended September 30, 2023 and June 30, 2023, and $0.32 per share for the three months ended March 31, 2023 on AIG Common Stock;
•$22 million to pay quarterly dividends of $365.625 per share on AIG’s Series A Preferred Stock;
•$1.9 billion to repurchase approximately 35 million shares of AIG Common Stock;
•$67 million in net inflows from the issuance and repayment of long-term debt;
•$6 million in net outflows from the issuance and repayment of debt of consolidated investment entities; and
•$1.8 billion in net inflows from discontinued operations.
LIQUIDITY AND CAPITAL RESOURCES OF AIG PARENT AND SUBSIDIARIES
AIG Parent
As of September 30, 2024 and December 31, 2023, respectively, AIG Parent and applicable intermediate holding companies had approximately $7.2 billion and $12.1 billion in liquidity sources held in the form of cash, short-term investments and AIG Parent's committed, revolving syndicated credit facility of $3.0 billion as of September 30, 2024 and $4.5 billion as of December 31, 2023. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and dividends on AIG Common Stock.
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

94	AIG | Third Quarter 2024 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Our insurance companies’ liquidity resources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities. Each of our material insurance companies’ liquidity is monitored through various internal liquidity risk measures. The primary sources of liquidity are premiums, fees, reinsurance recoverables and investment income and maturities. Certain of our insurance companies have access to Federal Home Loan Bank (FHLB) borrowings as an additional source of funding. The primary uses of liquidity are paid losses, reinsurance payments, interest payments, dividends, expenses, investment purchases and collateral requirements.
Our insurance companies may require additional funding to meet capital or liquidity needs under certain circumstances. For example, large catastrophes may require us to provide additional support to the affected operations of our insurance companies.
We are party to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by us in the event of a drawdown of these letters of credit. Letters of credit issued in support of our insurance companies totaled approximately $2.3 billion at September 30, 2024.
CREDIT FACILITIES
We maintain a syndicated, multicurrency revolving credit facility as a potential source of liquidity for general corporate purposes. On September 27, 2024, we amended and restated the five-year syndicated credit facility that was entered into on November 19, 2021 (the Previous Facility). The amended and restated five-year syndicated credit facility (the Facility) provides for aggregate commitments by the bank syndicate to provide AIG Parent with unsecured revolving loans and/or standby letters of credit of up to $3.0 billion (the Previous Facility was up to $4.5 billion). The Facility is scheduled to expire in September 2029 (the Previous Facility was scheduled to expire in November 2026).
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
As of September 30, 2024, a total of $3.0 billion remained available under the Facility.
CONTRACTUAL OBLIGATIONS
As of September 30, 2024, other than obligations associated with Corebridge, which are no longer considered obligations of AIG as a result of deconsolidation, there have been no material changes in our contractual obligations from December 31, 2023, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Contractual Obligations in the 2023 Annual Report.
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As of September 30, 2024, other than off-balance sheet arrangements and commercial commitments associated with Corebridge, which are no longer considered obligations of AIG as a result of deconsolidation, there have been no material changes in our off-balance sheet arrangements and commercial commitments from December 31, 2023, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Off-Balance Sheet Arrangements and Commercial Commitments in the 2023 Annual Report.
DEBT
We expect to service and repay general borrowings through maturing investments and dispositions of invested assets, future cash flows from operations, cash flows generated from invested assets, future debt or preferred stock issuances and other financing arrangements.
The following table provides the rollforward of our total debt outstanding:

Nine Months Ended September 30, 2024	Balance, Beginning of Year	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes	Balance, End of Period
(in millions)
Debt issued or guaranteed:
General borrowings:
Notes and bonds payable	$9,079	$—	$(459)	$9	$20	$8,649
Junior subordinated debt	992	—	(50)	—	—	942
AIG Japan Holdings Kabushiki Kaisha	267	—	—	(4)	—	263
Total general borrowings	10,338	—	(509)	5	20	9,854

AIG | Third Quarter 2024 Form 10-Q	95

ITEM 2 | Liquidity and Capital Resources

Nine Months Ended September 30, 2024	Balance, Beginning of Year	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes		Balance, End of Period
(in millions)
Borrowings supported by assets:
Notes and bonds payable	19	—	—	—	—		19
Series AIGFP matched notes and bonds payable	18	—	—	—	—		18
Total borrowings supported by assets	37	—	—	—	—		37
Other subsidiaries' notes, bonds, loans and mortgages payable - not guaranteed by AIG	—	1	—	—	—		1
Total long-term debt	$10,375	$1	$(509)	$5	$20		$9,892
Debt of consolidated investment entities - not guaranteed by AIG(a)	$231	$—	(1)	—	(68)	(b)	$162
(a)At September 30, 2024, includes debt of consolidated investment entities primarily related to real estate investments of $162 million. At December 31, 2023, includes debt of consolidated investment entities related to real estate investments of $79 million and other securitization vehicles of $152 million.
(b)Includes the effect of consolidating previously unconsolidated partnerships.
Debt Maturities
The following table summarizes maturing long-term debt at September 30, 2024 of AIG for the next four quarters:

	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
(in millions)	2024	2025	2025	2025	Total
General borrowings	$—	$263	$146	$—	$409

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

September 30, 2024		Year Ending
(in millions)	Total	2025	2026	2027	2028	2029	Thereafter
Debt issued or guaranteed:
General borrowings:
Notes and bonds payable(a)	$8,649	$146	$267	$914	$340	$191	$6,791
Junior subordinated debt	942	—	—	—	—	—	942
AIG Japan Holdings Kabushiki Kaisha	263	263	—	—	—	—	—
Total general borrowings	9,854	409	267	914	340	191	7,733
Borrowings supported by assets:
Notes and bonds payable	19	12	7	—	—	—	—
Series AIGFP matched notes and bonds payable	18	—	—	—	—	—	18
Total borrowings supported by assets	37	12	7	—	—	—	18
Total debt issued or guaranteed	9,891	421	274	914	340	191	7,751
Other subsidiaries notes, bonds, loans and mortgages payable	1	—	—	—	1	—	—
Total(b)	$9,892	$421	$274	$914	$341	$191	$7,751
(a)On October 21, 2024, AIG announced that we will redeem all of our outstanding Zero Coupon Callable Notes Due 2047 (the Notes) on November 22, 2024 (the Redemption Date) for a redemption price equal to 135.631% of the face amount of the Notes outstanding on such Redemption Date. As of October 21, 2024, $400,000,000 face amount of the Notes was outstanding.
(b)Does not reflect $162 million of notes issued by consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.
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

96	AIG | Third Quarter 2024 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

	Short-Term Debt		Senior Long-Term Debt
	Moody's	S&P	Moody's(a)	S&P(b)	Fitch(c)
American International Group, Inc.	P-2 (2nd of 4)	A-2 (2nd of 5)	Baa 2 (4th of 9) / Positive	BBB+ (4th of 9) / Positive	BBB+ (4th of 9) / Stable
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
In the event of a downgrade of our long-term senior debt ratings, certain AIG entities would be required to post additional collateral under some derivative and other transactions, or certain of the counterparties of such entities would be permitted to terminate such transactions early.
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
In February 2024, S&P revised its outlook on AIG Parent and its core General Insurance subsidiaries to positive from stable and affirmed the ‘BBB+/A-2’ issuer credit ratings on AIG Parent and ‘A+’ financial strength ratings on the core General Insurance entities.
On January 26, 2024, A.M. Best upgraded the Long-Term Issuer Credit Ratings (Long-Term ICR) of AIG General Insurance subsidiaries to ‘a+’ from ‘a’, the Long-Term ICR of AIG Parent to ‘bbb+’ from ‘bbb’, and revised the outlook of the Long-Term ICRs to stable from positive. A.M. Best also affirmed the 'A' Financial Strength Rating of the AIG General Insurance subsidiaries with stable outlook.
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

AIG | Third Quarter 2024 Form 10-Q	97

ITEM 2 | Liquidity and Capital Resources

DIVIDENDS
On November 4, 2024, our Board of Directors declared a cash dividend on AIG Common Stock of $0.40 per share, payable on December 30, 2024 to shareholders of record on December 16, 2024.
The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors. For further detail on our dividends, see Note 14 to the Condensed Consolidated Financial Statements.
REPURCHASES OF AIG COMMON STOCK
Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On April 30, 2024, the Board of Directors authorized the repurchase of $10.0 billion of AIG Common Stock (inclusive of the approximately $3.9 billion remaining under the Board's prior share repurchase authorization). During the nine months ended September 30, 2024, AIG Parent repurchased approximately 65 million shares of AIG Common Stock for an aggregate purchase price of $4.8 billion. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from October 1, 2024 to October 30, 2024, we repurchased approximately 7 million shares of AIG Common Stock for an aggregate purchase price of approximately $500 million. As of October 30, 2024, $7.0 billion remained under the Board's authorization.
The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors, as discussed further in Note 14 to the Condensed Consolidated Financial Statements.
DIVIDEND RESTRICTIONS
Payments of dividends to AIG Parent or intermediate holding companies by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities.
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
OVERVIEW
Risk management is an integral part of our business strategy and a key element of our approach to corporate governance. We have an integrated process for managing risks throughout our organization in accordance with our firm-wide risk appetite. Our Board of Directors has oversight responsibility for the management of risk. Our Enterprise Risk Management (ERM) Department oversees and integrates the risk management functions in each of our business units, providing senior management with a consolidated view of AIG’s major risk positions. ERM embeds risk management in our key day-to-day business processes. Nevertheless, our risk management efforts may not always be successful and material adverse effects on our business, results of operations, cash flows, liquidity or financial condition may occur. For further information regarding the risks associated with our business and operations, see Part II, Item 1A. Risk Factors.
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
For additional information on AIG’s risk management program, see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2023 Annual Report.
The scope and magnitude of our market risk exposures is managed under a robust framework that contains defined risk limits and minimum standards for managing market risk in a manner consistent with our risk appetite statement. As of September 30, 2024, other than the elimination of market risk sensitive data as a result of the deconsolidation of Corebridge, there have been no material changes in our market risk exposures, which may be found in Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2023 Annual Report. See Part I, Item 1A. Risk Factors in the 2023 Annual Report on how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

98	AIG | Third Quarter 2024 Form 10-Q

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
Expense ratio Sum of acquisition expenses and general operating expenses, divided by net premiums earned.

AIG | Third Quarter 2024 Form 10-Q	99

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

100	AIG | Third Quarter 2024 Form 10-Q

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

Acronyms

A&H	Accident and Health Insurance	ISDA	International Swaps and Derivatives Association, Inc.
ABS	Asset-Backed Securities	Moody's	Moody's Investors' Service Inc.
APTI	Adjusted pre-tax income	NAIC	National Association of Insurance Commissioners
CDS	Credit Default Swap	NM	Not Meaningful
CLO	Collateralized Loan Obligations	ORR	Obligor Risk Ratings
CMBS	Commercial Mortgage-Backed Securities	RMBS	Residential Mortgage-Backed Securities
ERM	Enterprise Risk Management	S&P	Standard & Poor's Financial Services LLC
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
GAAP	Accounting Principles Generally Accepted in the United States of America	VIE	Variable Interest Entity

AIG | Third Quarter 2024 Form 10-Q	101

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is set forth in the Enterprise Risk Management section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by American International Group, Inc. (AIG) management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2024. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

102	AIG | Third Quarter 2024 Form 10-Q

Part II – Other Information
ITEM 1 | Legal Proceedings
For a discussion of legal proceedings, see Note 13 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A | Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2023 Annual Report and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2024.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended September 30, 2024:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1-31	6,991,177	$76.73	6,991,177	$8,423
August 1-31	6,975,234	73.43	6,975,234	7,911
September 1-30	6,181,836	73.53	6,181,836	7,456
Total	20,148,247	$74.60	20,148,247	$7,456
*Excludes excise tax of $50 million due to the Inflation Reduction Act of 2022 for the nine months ended September 30, 2024.
During the three months ended September 30, 2024, AIG Parent repurchased approximately 20 million shares of AIG Common Stock, par value $2.50 per share (AIG Common Stock) for an aggregate purchase price of $1.5 billion. From October 1, 2024 to October 30, 2024, we repurchased approximately 7 million shares of AIG Common Stock for an aggregate purchase price of approximately $500 million. On April 30, 2024, the Board of Directors authorized the repurchase of $10.0 billion of AIG Common Stock (inclusive of the approximately $3.9 billion remaining under the Board's prior share repurchase authorization).
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

ITEM 5 | Other Information
Not applicable.

AIG | Third Quarter 2024 Form 10-Q	103

ITEM 6 | Exhibits
Exhibit Index

Exhibit Number	Description	Location
10	(1) Letter Agreement including Non-Solicitation and Non-Disclosure Agreement, effective September 13, 2024, between AIG and Keith Walsh*	Filed herewith.

(2) Credit Agreement, dated as of September 27, 2024, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, Bank of America, N.A., as Administrative Agent, and each Several L/C Agent party thereto.
Filed herewith.
	(3) Amendment Letter, dated October 4, 2024, to the Letter Agreement, effective September 13, 2024, between AIG and Keith Walsh*	Filed herewith.
22	Guaranteed Securities	None.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023 and (vi) the Notes to the Condensed Consolidated Financial Statements
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

104	AIG | Third Quarter 2024 Form 10-Q

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ SABRA R. PURTILL
Sabra R. Purtill
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/S/ KATHLEEN CARBONE
Kathleen Carbone
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: November 7, 2024

AIG | Third Quarter 2024 Form 10-Q	105