Form 10-K
period 2024-12-31
AMERICAN INTERNATIONAL GROUP, INC.
filed 2025-02-13
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2024, the aggregate market value of the registrant's voting and nonvoting common equity held by nonaffiliates was approximately $42,903,000,000.
As of February 7, 2025, 593,332,964 shares of the registrant's Common Stock, $2.50 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Shareholders	Part III, Items 10, 11, 12, 13 and 14

AMERICAN INTERNATIONAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

FORM 10-K

AIG | 2024 Form 10-K	1

Part I
ITEM 1 | Business

Sustaining Industry Leadership Momentum	Creating Value through Profitable Growth and a Culture of Underwriting and Operational Excellence

American International Group, Inc. (NYSE: AIG)
is a leading global insurance organization. AIG provides insurance solutions that help businesses and individuals in over 200 countries and jurisdictions protect their assets and manage risks through AIG operations, licenses and authorizations as well as network partners.
AIG is building on its industry leadership and is positioned to become a top-performing company recognized for the value it provides stakeholders in an environment of profound, complex and dynamic risk. AIG's achievements in 2024 demonstrate continued strength in executing multiple, complex initiatives simultaneously and with quality. With the deconsolidation of Corebridge Financial, Inc. (Corebridge) complete, a strong underwriting portfolio and culture, and excellent financial strength, AIG enters 2025 with strong momentum.

In this Annual Report, unless otherwise mentioned or unless the context indicates otherwise, we use the terms “AIG,” the “Company,” “we,” “us” and “our” to refer to American International Group, Inc., a Delaware corporation, and its consolidated subsidiaries. We use the term “AIG Parent” to refer solely to American International Group, Inc., and not to any of its consolidated subsidiaries.
About AIG

World-Class Underwriting and Claims Expertise executed through franchises that are among the leaders in their geographies and segments, providing differentiated service.
Global Reach and Breadth of Loyal Customers
including millions of clients in over 200 countries and jurisdictions, ranging from individuals to small and medium-sized businesses to multi-national Fortune 500 companies.
Broad and Long-Standing Distribution Relationships with brokers, agents, advisors, marketplaces and other distributors strengthened through AIG’s dedication to quality.

Global Workforce of more than 22,000 colleagues committed to taking ownership, setting the standard, winning together, being allies and doing what's right.	Balance Sheet Strength and Financial Flexibility with approximately $43 billion in shareholders’ equity and AIG Parent liquidity sources of $10.7 billion as of December 31, 2024.

2	AIG | 2024 Form 10-K

ITEM 1 | Business

AIG's global team is both results oriented and focused on how we achieve positive outcomes. This balance creates an aligned and inclusive culture that enables further progress. Unifying under our Purpose and Values empowers AIG colleagues to be conduits of positive change – delivering exceptional client service, enhanced shareholder value and a better experience for all stakeholders.
AIG’s five Values guide colleagues' actions:
•Take ownership: we set clear expectations, we are proactive, we are accountable
•Set the standard: we deliver quality—always, we are client-centric, we lead the industry
•Win together: we are stronger together, we are aligned, we are one team
•Be an ally: we strive for inclusion, we listen and learn, we speak with our actions
•Do what’s right: we act with integrity, we lead by example, we lift up our communities
2025 Priorities
Deliver Sustainable Underwriting Results and Profitability Growth - Continue to focus on a culture of underwriting excellence and prudent expense management to support profitable growth.
Unlock the Full Potential of AIG’s Less Complex Operating Structure - Continue to refine our new operating structure to operate efficiently as a lean, agile and high-performing company.
Invest in our Talent for the Future AIG - Foster a performance-driven culture built on quality, excellence and continuous improvement through ongoing education and workplace learning opportunities.
Expand our Data and Digital Strategies - Responsibly scale the use of generative artificial intelligence (AI), focus on continued enhancement of data quality to inform decision making and further strengthen workflow capabilities across the company to accelerate our strategic business objectives.
Preserve and Harness Balance Sheet Strength and Financial Flexibility - Execute on our balanced capital management plan in order to deliver shareholder value and support AIG's strategic flexibility.
2024 Highlights
Delivered Strong Financial Performance Driven by Underwriting Excellence
•Produced strong combined ratio of 91.8 and accident year combined ratio, as adjusted(a) of 88.2.
•Delivered $1.9 billion of underwriting income, which contributed to over $7 billion of cumulative underwriting income 2021-2024.
•Generated net premiums written of $23.9 billion, supported by new business growth, strong retention and rate discipline.
•Achieved 23 percent Net investment income growth year-over-year.
•Expanded capabilities in the non-admitted ultra and high-net-worth market through exclusive wholesale distribution partnership between Private Client Select (PCS) and Ryan Specialty.
Completed Multi-Year Strategies to Direct Focus to AIG’s Core Businesses
•Deconsolidated Corebridge from AIG and reduced AIG’s ownership of Corebridge common stock to 22.7 percent as of December 31, 2024 for aggregate gross proceeds of $6.0 billion through various sale transactions.
•Divested global individual personal travel insurance and assistance business for $600 million plus additional earn-out consideration, further enhancing AIG’s financial flexibility and sculpting our portfolio of businesses.
•Led the launch of Lloyd’s syndicate 2478 through multi-year Blackstone Inc. strategic relationship as part of AIG’s outwards reinsurance program.
Continued Balanced Capital Management Supporting Financial Strength, Growth and Shareholder Return
•Reduced general borrowings by $1.6 billion, which resulted in a debt-to-capital ratio of 17.0 percent.
•Repurchased $6.6 billion of AIG common stock, reducing outstanding shares by 12 percent.
•Paid $1.0 billion in AIG common stock dividends and increased quarterly common stock dividend amount by double digit percentage for the second consecutive year.
•Ended 2024 with parent liquidity of $7.7 billion.
(a)Non-GAAP measure – for reconciliation of non-GAAP to GAAP measure, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

AIG | 2024 Form 10-K	3

ITEM 1 | Business

Operating Structure
In the fourth quarter of 2024, the Company realigned its organizational structure and the composition of its reportable segments to reflect changes in how the Company manages its operations, specifically the level at which its chief operating decision makers (CODMs) regularly review operating results and allocate resources.
As of December 31, 2024, AIG reports the results of its businesses through three segments and Other Operations. The three segments are North America Commercial, International Commercial and Global Personal. Other Operations predominantly consists of Net Investment Income from our AIG Parent liquidity portfolio, Corebridge dividend income, corporate General operating expenses, and Interest expense. Prior years’ presentations have been recast to conform to the new reportable segments. Our General Insurance business (General Insurance) consists of our three segments and the Net investment income related to our insurance operations.
In September 2022, AIG closed on the initial public offering of Corebridge. Since then and through June 9, 2024, AIG has sold portions of its interests in Corebridge through secondary public offerings. On June 9, 2024, AIG held 48.4 percent of Corebridge common stock, waived its right to majority representation on the Corebridge Board of Directors and one of AIG's designees resigned from the Corebridge Board of Directors as of June 9, 2024 (the Deconsolidation Date). As a result, AIG met the requirements for the deconsolidation of Corebridge. The historical financial results of Corebridge, for all periods presented, are reflected in these Consolidated Financial Statements as discontinued operations.
For additional information on our segments, see Part II, Item 7. MD&A – Business Segment Operations and Note 3 to the Consolidated Financial Statements, and for information regarding the separation of Life and Retirement and our global individual personal travel insurance and assistance business, see Notes 1 and 4 to the Consolidated Financial Statements.

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

How We Generate Revenues and Profitability
We earn revenues primarily from insurance premiums and income from investments.
Our expenses consist of losses and loss adjustment expenses incurred, commissions and other costs of selling and servicing our products, interest expense and general operating expenses.
Our profitability is dependent on our ability to properly price and manage risk on insurance products, including establishing loss reserves, to manage our portfolio of investments effectively and to control costs through expense discipline.
For additional information on loss reserves and prior year loss development, see Part II, Item 7. MD&A – Critical Accounting Estimates – Loss Reserves, Part II, Item 7. MD&A – Insurance Reserves – Liability for Unpaid Losses and Loss Adjustment Expenses (Loss Reserves), and Note 13 to the Consolidated Financial Statements.
For additional information on investment strategies, see Part II, Item 7. MD&A – Investments – Investment Strategies.

4	AIG | 2024 Form 10-K

ITEM 1 | Business

Human Capital Management
Our talented and dedicated colleagues are our greatest asset and support our culture of underwriting expertise and excellence. To this end, we place significant focus on human capital management; namely retaining, developing and attracting high caliber talent.
Our Compensation and Management Resources Committee of the Board of Directors (CMRC) is responsible for overseeing human capital management practices and programs, including retention, talent development and compensation and benefits. Management periodically reports to the CMRC on our various human capital management initiatives and metrics, including succession planning for key roles.
At December 31, 2024, we had approximately 22,200 employees based in approximately 46 countries, of which 47 percent are located in North America, 26 percent are in the Asia Pacific region and the remaining 27 percent are in the European, Middle East and Africa (EMEA region) and Latin America.
We believe that we foster a constructive and healthy work environment for our employees. The key programs and initiatives that are designed to attract, develop and retain our workforce include:
Competitive Compensation and Benefits. We seek to align compensation with individual and Company performance and provide the appropriate market-competitive incentives to attract, retain and motivate employees to achieve outstanding results.
Management and the CMRC engage the services of third-party compensation consultants to help monitor the competitiveness of our incentive programs. We provide a performance-driven compensation structure that consists of base salary and, for eligible employees, short- and long-term incentives. We also offer comprehensive benefits to support the health, wellness, work-life balance and retirement preparedness/savings needs of our employees, including, for eligible employees, subsidized health care plans, life and disability insurance, wellness and mental health benefits, legal assistance plan, paid time off, 16 hours of paid volunteer time off, 2:1 matching grants for eligible charitable donations, parental and bonding leave and both matching and Company 401(k) contributions for eligible employees.
Health and Wellness. The health, safety and wellness of our employees is a priority. We offer numerous benefits and wellness programs focused on the physical, social and financial wellness of our employees. Nearly every country in which we operate has an Employee Assistance Program (EAP), which provides employees with confidential counselling, mental health resources and information to help employees and their dependents through times of stress and anxiety. In many countries where local market and regulations permit, our EAP and other programs also offer work-life balance assistance, eldercare advice, bereavement support, and legal and financial guidance.
We also maintain the AIG Compassionate Colleagues Fund (the Fund), which enables the Company and its employees to provide direct relief to help eligible colleagues overcome unforeseen financial hardships and disasters. Since its inception in 2021, the Fund has helped approximately 2,500 employees in 17 countries.
Talent Development. Equipping our people with the skills and capabilities to be successful and contribute to AIG is another priority. We do this by giving our employees access to meaningful tools and resources to assist in their professional development no matter where they are in their career paths.
We offer numerous learning opportunities to support the development of our employees. All online learning programs are accessible through a global learning management system, Your Learning Journey. Through these programs, employees can increase their insurance and business knowledge, build critical job skills and earn continuing education credits.
Alongside online courses, we offer a series of live, interactive learning opportunities designed to reinforce our culture of excellence. These programs focus on providing employees with a strong foundation of core skills including communication, collaboration, coaching, change agility and problem solving. In addition to live courses and online training, we also offer tuition and certification training reimbursement to encourage employees to enhance their education and skills.
Additionally, we focus on building managerial capability for people managers through a series of interactive learning experiences focused on skills needed to lead teams effectively and achieve business priorities. To assess leadership skills and capabilities, we use distinct leadership assessment tools, including 360 degree feedback, which develops self-awareness and builds personalized leadership development goals.
We also place significant importance on promoting internal talent and succession planning. Accordingly, we use a globally consistent streamlined process to support succession planning and talent development. This approach helps identify a pipeline of talent for positions at all levels of the organization and the actions needed to support their development. In 2024, 39 percent of all our open positions were filled with internal talent.

AIG | 2024 Form 10-K	5

ITEM 1 | Business

Culture of Inclusion. We strive to create an inclusive workplace that provides equal opportunities for all colleagues. We believe in building a culture where everyone is valued and where all perspectives are welcome.

Regulation
GENERAL
Our insurance subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which our insurance businesses are located or operate. Insurance regulatory authorities in those jurisdictions are the primary regulators for those businesses; however, our operations are subject to regulation by many different types of regulatory authorities, including insurance, securities and derivatives regulators in the United States and abroad.
Insurance regulators, other regulatory authorities, law enforcement agencies, and other governmental authorities from time to time make inquiries and conduct examinations or investigations regarding our compliance, as well as compliance by other companies in our industry, with applicable laws. In addition, regulation, legislation and administrative policies that are not limited in application solely to the insurance market may significantly affect the insurance industry and certain of our operations, including regulation, legislation and administrative policies related to privacy, cybersecurity, government sanctions, anti-discrimination, financial services, securities, taxation and climate change. See Item 1A. Risk Factors – Regulation – "Our businesses are heavily regulated and changes in laws and regulations may affect our operations, increase our insurance subsidiary capital requirements or reduce our profitability".
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
FINANCIAL, MARKET CONDUCT & CORPORATE GOVERNANCE OVERSIGHT
The method of insurance regulation of our insurance subsidiaries varies, but generally has its source in statutes that delegate regulatory and supervisory powers to a state insurance official (in the United States) or another governmental agency (outside the United States). The regulation and supervision relate primarily to the financial condition of the insurers, corporate conduct and market conduct activities. In general, such regulation is for the protection of policyholders rather than the creditors or equity owners of these companies. Financial, market conduct and corporate conduct oversight varies by jurisdiction, but can include activities such as:
(a)approval of policy language and rates;
(b)advertising practices;
(c)establishing minimum capital and liquidity requirements;
(d)licensing of insurers and their agents;
(e)requiring registration and periodic reporting by insurance companies that are licensed in the jurisdiction;
(f)evaluating and, in some cases, requiring regulatory approval of, certain transactions between insurance company subsidiaries and their affiliates;
(g)imposing restrictions and limitations on the amount of dividends or other distributions payable by an insurance company;
(h)enforcing rules related to outsourcing of material functions;
(i)requiring deposits of securities for the benefit of policyholders;
(j)establishing requirements for acceptability of reinsurers and credit for reinsurance;
(k)establishing requirements for reserves; and
(l)enterprise risk management (including technology risk management) and corporate governance requirements.
Our insurance subsidiaries are generally subject to laws and regulations that prescribe the type, quality and concentration of investments they can make and permissible investment practices, such as derivatives, securities lending and repurchase transactions. In non-U.S. jurisdictions, our insurance subsidiaries may also be subject to laws requiring certain amounts and types of local investment.
Insurance laws in many jurisdictions also provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in (or prescribed percentage of capital of) any direct or indirect parent company of an insurance company, without the prior approval of, or notice to, such insurance company’s domiciliary insurance regulator.

6	AIG | 2024 Form 10-K

ITEM 1 | Business

As a holding company with no significant business operations of its own, AIG Parent depends on dividends from our subsidiaries to meet our obligations. U.S. state insurance laws typically provide that dividends in excess of certain prescribed limits are considered to be extraordinary dividends and require prior approval or non- disapproval from the applicable insurance regulator.. Outside the U.S., insurers, subject to certain exceptions, are permitted to pay dividends subject to maintaining prescribed capital and solvency requirements and ensuring that dividends are made out of profits/retained earnings.
Further, as part of their regulatory oversight processes, insurance regulators conduct periodic examinations of our insurance subsidiaries. Such examinations can cover a broad scope of the insurance subsidiary’s operations, including the financial strength of the insurance subsidiary; sales, marketing and claims handling practices; risk management; capital and liquidity management; and information technology operations (including emerging technology risks).
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
REGULATORY REGIMES
United States
States
At the state-level, the National Association of Insurance Commissioners (NAIC) is a standard-setting and regulatory support organization created and governed by the chief insurance regulators from the 50 states, the District of Columbia and five U.S. territories. The NAIC is not a regulator, but it assists state insurance regulators in establishing standards and best practices, conducting peer reviews and coordinating regulatory oversight. Model laws and regulations promulgated by the NAIC only become effective in a state once formally adopted by such state and are subject to revision by each state. Examples of NAIC models adopted in substantial part by all states include:
•The Risk-Based Capital (RBC) for Insurers Model Act, which incorporates an RBC formula calculated in accordance with instructions updated annually by the NAIC that is designed to measure the adequacy of an insurer’s total adjusted capital, as calculated pursuant to the RBC formula, in relation to certain risks inherent in its business, and authorizes certain regulatory actions regarding insurers whose RBC levels fall below specific thresholds. The NAIC has adopted certain changes, and is considering others, regarding how RBC is calculated, including initiatives aimed at a comprehensive review of the RBC investment framework. The RBC levels of each of our U.S. domiciled insurance companies exceeded each of these specific thresholds as of December 31, 2024. In addition to RBC requirements, the insurance laws of our domiciliary states prescribe certain minimum capital and surplus requirements for insurance companies. If any of our insurance entities fell below prescribed levels of statutory capital and surplus, it would be our intention to provide appropriate capital or other types of support to that entity. For additional information, see Part II, Item 7. MD&A – Liquidity and Capital Resources – Liquidity and Capital Resources of AIG Parent and Subsidiaries – Insurance Companies.
•The Insurance Holding Company System Regulatory Act and the Insurance Holding Company System Model Regulation (together, the Holding Company Models) include: provisions authorizing insurance commissioners to act as global group-wide supervisors for internationally active insurance groups and participate in supervisory colleges; standards for transactions between a domestic insurance company and its affiliates and regulatory approval requirements for certain of such transactions; requirements for obtaining regulatory approval for acquiring control of a domestic insurance company; and the requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with its lead state regulator identifying risks likely to have a material adverse effect upon the financial condition or liquidity of its licensed insurers or the insurance holding company system as a whole, among other requirements. The New York State Department of Financial Services (NYDFS) is AIG’s lead U.S.-state regulator, and leads AIG’s Supervisory College meetings, which consist of AIG’s key global regulators.
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
The NAIC also provides standardized insurance industry accounting and reporting guidance through the NAIC Accounting Manual, which establishes statutory accounting principles applicable to insurance companies. Statutory accounting principles promulgated by the NAIC may be modified by individual state laws, regulations and permitted practices granted by our domiciliary insurance regulators.

AIG | 2024 Form 10-K	7

ITEM 1 | Business

The NAIC has undertaken a multi-pronged effort to determine whether additional standards, safeguards or disclosures are required in connection with certain investments by U.S. insurance companies, including related party investments, structured securities and other complex assets.
In December 2020, the NAIC amended the Holding Company Models to incorporate a Group Capital Calculation (GCC) requirement, which requires the ultimate controlling person of every U.S. insurer to submit GCC reports to the insurance group’s lead state insurance regulator on an annual basis unless an exemption applies. These GCC provisions were incorporated in New York State laws in August 2023, making AIG formally subject to the GCC beginning in 2024. The GCC is intended to serve as an analytical tool for evaluating a firm’s capital position at the group level and is not intended as a prescribed group capital requirement.
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
Title V of Dodd-Frank authorizes the United States to enter into covered agreements with foreign governments or regulatory entities regarding the business of insurance and reinsurance. On September 22, 2017, the U.S. and the European Union (EU) entered into such an agreement, and on December 18, 2018, the U.S. signed a covered agreement with the United Kingdom (UK), which is similar to the agreement with the EU. Under the agreements, AIG is subject to consolidated group supervision by its relevant U.S. insurance supervisors only, and generally does not have to satisfy EU Solvency II capital, reporting and governance requirements at the consolidated group level. The covered agreements also required various U.S. reinsurance collateral reforms, which were adopted by all U.S. states.
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
International
In the UK, the Prudential Regulation Authority (PRA) is the lead prudential supervisor for our UK insurance operations and the Financial Conduct Authority has oversight of AIG’s insurance operations for consumer protection and competition matters. The Society of Lloyd’s also provides regulatory oversight of AIG’s Lloyd’s Managing Agent, Talbot Underwriting Limited.

8	AIG | 2024 Form 10-K

ITEM 1 | Business

In the EU, various Directives and Regulations affect our international insurance operations. The Luxembourg insurance regulator, the Commissariat aux Assurances, is the insurance regulator for AIG Europe SA, which serves our European Economic Area (EEA) and Swiss policyholders. In addition, financial companies that operate in the EU are subject to a range of regulations enforced by the national regulators in each member state in which that firm operates. Solvency II governs the insurance industry’s solvency framework for the EU, including minimum capital and solvency requirements, governance requirements, risk management and public reporting standards applicable to AIG’s subsidiaries operating in the EU.
AIG’s operating insurance subsidiaries in Bermuda are regulated by the Bermuda Monetary Authority (BMA). Bermuda’s Insurance Act 1978, the applicable Codes of Conduct and related regulations impose solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grant the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. A variety of requirements and restrictions are imposed on our Bermuda operating insurance subsidiaries including: periodic financial reporting; corporate governance framework; solvency and financial performance; compliance with minimum enhanced capital requirements; minimum solvency margins and liquidity ratios; and limitations on dividends and distributions.
The Monetary Authority of Singapore (MAS) supervises AIG’s insurance subsidiary in Singapore. It has broad authority under the Insurance Act 1966 to regulate insurance business in Singapore as well as insurers, insurance intermediaries and related institutions. Our Singapore insurance operations are subject to minimum capital and solvency requirements as well as financial reporting, corporate governance and conduct of business requirements. The MAS has authority to conduct inspections and investigations on insurers and to administer sanctions for regulatory non-compliance. Our Singapore insurance subsidiary holds insurance entities in the Asia Pacific region. The MAS holds the Chief Executive Officer of the Singapore insurance subsidiary principally responsible for the management and conduct of the business of the subsidiary, including the business of its subsidiaries and overseas branches.
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
The International Association of Insurance Supervisors (IAIS) represents insurance regulators and supervisors of more than 200 jurisdictions (including regions and states) in nearly 140 countries and seeks to promote globally consistent insurance industry supervision. The IAIS is not a regulator, but one of its activities is to develop insurance regulatory standards for use by local authorities across the globe. For example, the IAIS has adopted a Common Framework (ComFrame) for the Supervision of Internationally Active Insurance Groups (IAIGs). ComFrame assists regulators in addressing an IAIG’s risks by providing supervisory standards for areas such as group supervision, governance and internal controls, enterprise risk management, and recovery and resolution planning. We currently meet the criteria set forth to identify an IAIG, and the NYDFS, as our group-wide supervisor, has publicly disclosed us as an IAIG on the IAIS’ register of IAIGs.
While the FSB no longer identifies global systemically important insurers (G-SIIs); in its place the IAIS has adopted an enhanced set of supervisory policy measures for the assessment and mitigation of systemic risk in the insurance sector (Holistic Framework). The Holistic Framework recognizes that systemic risk can emanate from specific activities and exposures arising from either sector-wide trends or concentrations in individual insurers. The FSB has also been engaging with member jurisdictions in order to encourage greater adherence to its “Key Attributes for Effective Resolution Regimes for the Insurance Sector” to ensure that large, internationally active insurers can exit the market in an orderly fashion and avoid the need for taxpayer bailouts. Starting in December 2024 the FSB began publishing an annual list of insurers, including AIG, that are subject to resolution planning requirements.
As part of ComFrame, the IAIS also developed a risk-based global Insurance Capital Standard (ICS) applicable to IAIGs. The IAIS formally adopted the ICS at its annual general meeting in December 2024. The ICS is intended to be applied as a group-wide prescribed capital requirement, defined as a solvency control level above which the supervisor does not intervene on capital adequacy grounds. In parallel, the United States developed the Aggregation Method (AM) as an alternative approach to the consolidated ICS group-capital calculation. Following a comparability assessment, the IAIS determined in November 2024 that the AM delivers comparable outcomes to the ICS and therefore provides the basis for implementation of the ICS. The AM will be implemented in the United States through the GCC.

AIG | 2024 Form 10-K	9

ITEM 1 | Business

The standards issued by the FSB and/or the IAIS are not binding on the United States or other jurisdictions around the world unless and until the appropriate local governmental bodies or regulators adopt laws or regulations implementing such standards.
PRIVACY, DATA PROTECTION, CYBERSECURITY AND ARTIFICIAL INTELLIGENCE REQUIREMENTS
We are subject to various laws and regulations that require financial institutions and other businesses to protect and safeguard personal and other sensitive information and provide notice of their practices relating to the collection, disclosure and other processing of personal information. We also are subject to U.S. federal and state laws and regulations requiring notification to affected individuals and regulators of a data breach. Below we highlight a few key applicable privacy, data protection, cybersecurity and artificial intelligence (AI) laws and regulations.
In the European Union, the EU Digital Operational Resilience Act (DORA) will require covered entities, including insurance intermediaries, reinsurance intermediaries and ancillary insurance intermediaries to comply with a wide range of organizational and technical requirements to identify, manage and mitigate operational risk arising from use of network and information systems and, in particular, the use of third party information and communication technology service providers. Covered entities were required to comply with DORA by January 17, 2025.
In October 2017, the NAIC adopted the Insurance Data Security Model Law (NAIC Data Security Model Law), which, among other things, requires insurers, insurance producers and other entities required to be licensed under state insurance laws to develop and maintain a written information security program, conduct risk assessments, and oversee the data security practices of third-party service providers. As of December 31, 2024, more than 20 jurisdictions had adopted the NAIC Data Security Model Law. In addition, on March 1, 2019, the NYDFS’s cybersecurity regulation became fully effective, requiring covered financial institutions, including insurance entities licensed in New York, to, among other things, implement a cybersecurity program designed to protect information systems. On November 1, 2023, the NYDFS published amendments to this cybersecurity regulation, which include additional obligations for large insurers including enhanced and updated governance, risk assessment, and technology requirements, new notification obligations, and clarifying changes regarding enforcement.
The State of California enacted the California Consumer Privacy Act of 2018 (CCPA), which went into effect as of January 1, 2020, and imposes significant privacy obligations on businesses handling data related to California residents. The law has a number of exceptions; it does not apply to personal information collected, processed, sold, or disclosed pursuant to the federal Gramm-Leach-Bliley Act (GLBA) and implementing regulations or the California Financial Information Privacy Act (FIPA). The California Privacy Rights Act (CPRA) passed in November 2020 became effective January 1, 2023 and amends the CCPA to create additional privacy rights and obligations in California. A number of other states, including Colorado, Connecticut, Texas and Virginia also enacted comprehensive consumer data privacy laws and many other states have proposed similar laws, albeit with similar exemptions for entities and/or data governed by the GLBA.
These privacy laws impose requirements on covered businesses that are similar to those imposed by the CCPA with respect to privacy notices, data subject rights and data security standards.
The Securities and Exchange Commission (SEC) requires that registrants disclose any material cybersecurity incident on Form 8-K within four business days of determining that the incident the registrant has experienced is material. Periodic disclosures of, among other things, (i) details on the company’s cybersecurity policies and procedures, and (ii) cybersecurity governance and oversight policies, including the board of directors’ oversight of any material incidents (individually or in the aggregate) are also required.
The EU General Data Protection Regulation (GDPR) scope extends to entities established within the EEA (i.e., EU member states plus Iceland, Liechtenstein and Norway) and to certain entities not established in the EEA (in certain instances, if they solicit or target individuals in the EU by offering goods or services to EEA data subjects or monitoring the personal behavior of EEA data subjects (e.g., in an online context)). The GDPR was also onshored in the UK through the European Union (Withdrawal) Act 2018, with adjustments as provided in the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019. Sanctions for non-compliance with the GDPR are onerous, with the potential for fines of up to 4 percent of global revenue for the most serious infringements of the GDPR.
We have sought to address the GDPR’s requirements by demonstrating accountability for compliance with the GDPR’s principles relating to processing of personal data, maintaining records of processing and completing mandatory Data Protection Impact Assessments in connection with higher risk data processing activities.
The GDPR imposes requirements on the transfer of personal data outside of the EEA, including via standard contractual clauses supplemented by an assessment and due diligence of the legal and regulatory landscape of the jurisdiction of the data importer, the channels used to transmit personal data and the processors or subprocessors of personal data.

10	AIG | 2024 Form 10-K

ITEM 1 | Business

The NAIC and certain U.S. states have adopted or are considering regulations and guidance relating to the use of “big data,” AI, machine learning and other technology innovations in the insurance marketplace. For example, in December 2023, the NAIC adopted a model bulletin on the use of AI by insurers that sets forth governance, risk management and other requirements that insurers using AI are expected to establish. In addition, state insurance regulators in the United States have issued and will continue to consider regulations or proposed guidelines in the use of external data, algorithms and AI in insurance practices, including underwriting, marketing, and claims practices.
The EEA and the UK have also taken steps to regulate the use of data and algorithms used for the purpose of AI and automated decision-making. The European Union Artificial Intelligence Act, which entered into force on August 1, 2024, and will be effective from August 2, 2026, will broadly regulate the use of AI within the European Union. European countries, and supranational political organizations like the EU and the Council of Europe, are expected to continue taking an active role in regulating AI in ways that may impact the insurance industry.
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
CLIMATE CHANGE
In recent years, federal- and state-level lawmakers and regulators in the United States and in other major countries in which we operate have increased their scrutiny on financial institutions’ and other companies’ governance, risk oversight, disclosures, plans, policies and practices in connection with climate change. There have been active and significant regulatory developments on these issues in the form of newly proposed, issued or implemented laws, rules, regulations, guidance and frameworks regarding climate change that impose, or will impose if and when effective, new requirements and expectations, including in connection with climate- related governance, risk management, disclosures, stress testing and scenario analysis. Regulators in several jurisdictions are considering the so-called protection gap as it relates to climate – instances in which populations are under-insured or there is insufficient coverage to protect policyholders against the risks associated with climate change. In March 2024, the SEC adopted final rules on climate-related disclosure, which have been stayed pending completion of judicial review in the U.S. Court of Appeals for the Eighth Circuit, and which may be reconsidered by the new U.S. administration. We continue to actively monitor the regulatory landscape surrounding these issues.

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

AIG | 2024 Form 10-K	11

ITEM 1A | Risk Factors
ITEM 1A | Risk Factors

Risk Factor Summary
The following is a summary of the material risks and uncertainties that could adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.
Market Conditions
•Deterioration of economic conditions, geopolitical tensions, changes in market conditions or weakening in global capital markets have and may continue to materially affect our businesses, results of operations, financial condition and liquidity.
Reserves and Exposures
•The amount and timing of insurance liability claims are difficult to predict and such claims may exceed the related liability for unpaid losses and loss adjustment expenses.
•Reinsurance may be unavailable or too expensive relative to its benefit and may not be adequate to protect us against losses.
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
•We rely on investment management and advisory arrangements with third-party investment managers for the majority of our investment portfolio. The historical performance of any investment manager we engage should not be considered as indicative of the future results of our investment portfolio, our future results or any returns expected on our Common Stock.
•Our valuation of investments involves the application of methodologies and assumptions to derive estimates, which may differ from actual experience and could result in changes to investment valuations that may materially adversely affect our business, results of operations, financial condition and liquidity or lead to volatility in our net income.
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

12	AIG | 2024 Form 10-K

ITEM 1A | Risk Factors
•We may experience difficulty in marketing and distributing products through our current and future distribution channels and the use of third parties may result in additional liabilities.
•Our restructuring initiatives may not yield expected reductions in expenses and/or improvements in operational and organizational efficiency.
•Business or asset acquisitions and dispositions may expose us to certain risks.
•We are subject to risks from our continuing equity market exposure to Corebridge. There can be no assurances that the anticipated benefits of our sales of Corebridge stock will be achieved.
•Significant legal or regulatory proceedings may adversely affect our business, results of operations or financial condition.
•Increasing scrutiny and evolving expectations from investors, customers, regulators, policymakers and other stakeholders regarding environmental, social, governance and sustainability matters, including governmental responses to such matters, may adversely affect our reputation or otherwise adversely impact our business and results of operations.
•An epidemic, pandemic or other health crisis could materially and adversely affect our business, results of operations, financial condition or liquidity.
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
•New and proposed changes to tax laws could increase our corporate taxes.
Estimates and Assumptions
•Estimates or assumptions used in the preparation of financial statements and modeled results used in various areas of our business may differ materially from actual experience.
•Changes in accounting principles and financial reporting requirements may impact our consolidated results of operations and financial condition.
•If our businesses do not perform well and/or their estimated fair values decline, we may be required to recognize an impairment of our goodwill or establish an additional valuation allowance against the related deferred income tax assets, which could have a material adverse effect on our results of operations and financial condition.
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
•We face intense competition in each of our business lines, and technological changes may present new and intensified challenges to our businesses.

AIG | 2024 Form 10-K	13

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
MARKET CONDITIONS
Deterioration of economic conditions, geopolitical tensions, changes in market conditions or weakening in global capital markets have and may continue to materially affect our businesses, results of operations, financial condition and liquidity.
Our businesses are highly dependent on global economic and market conditions. Weaknesses in economic conditions, including a recessionary environment, poor capital markets performance, market volatility, volatility in interest rate levels and inflation have in the past led to, and may in the future lead to, among other consequences, a poor operating environment, erosion of consumer and investor confidence, reduced business volumes, deteriorating liquidity and declines in asset valuations.
Key ways in which we have been, and could be, negatively affected by economic conditions include:
•increased loss payments and loss costs due to inflation;
•increased challenges to insurance policy terms and conditions, such as standard exclusions;
•increases in costs associated with third-party reinsurance, or decreased ability to obtain reinsurance on acceptable terms;
•the increased likelihood of, or increased magnitude of, asset impairments caused by market fluctuations, deterioration in collateral values or credit deterioration of borrowers; and
•reduced premiums.
Adverse economic conditions may result from a variety of factors including domestic and global economic and political developments, including changes in interest rate levels, plateauing or decreasing economic growth and business activity, recessions, social inflation, inflationary or deflationary pressures in developed economies, including the United States, civil unrest, pandemics, geopolitical tensions, changes to international trade and/or tariff policies, foreign investment restrictions, or military action, such as the armed conflict between Ukraine and Russia and corresponding sanctions imposed by the United States and other countries, or the conflict in Israel and the surrounding areas, and new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains.
These and other market, economic, regulatory and political factors, including the effects of inflation, macroeconomic uncertainty, domestic and international political tensions, disruption to our business operations in countries exposed to geopolitical risk, natural disasters and the increased costs associated with meeting customer needs in such regions, adverse impacts resulting from changes to international trade and tariff policies, and any potential U.S. government shutdown, have had and could continue to have a material adverse effect on our businesses, results of operations, financial condition, capital and liquidity in many ways, including:
•lower levels of consumer demand for and ability to afford our products and commercial business activities that have decreased and may continue to decrease revenues and profitability and thus impair goodwill, deferred tax assets or other long-term assets;
•increased credit impairments, downgrades and losses across single or numerous asset classes due to lower collateral values or deteriorating cash flow and profitability by borrowers that could lead to higher defaults on the Company’s investment portfolio, especially in geographic, industry or investment sectors where the Company has higher concentrations of exposure, and widening of credit spreads that could reduce investment asset valuations and increase statutory capital requirements;
•increased market volatility and uncertainty that could decrease liquidity, increase borrowing costs and limit access to capital markets;
•the reduction of investment income generated by, or the market value of, our investment portfolio;
•increased costs related to our direct and third-party support services, labor and financing, increased credit risk and decreased sales as a result of inflationary pressures; and
•limitations on business activities and increased compliance risks with respect to economic sanctions regulations relating to jurisdictions in which our businesses operate or we have operations.

14	AIG | 2024 Form 10-K

ITEM 1A | Risk Factors
We are exposed to certain risks arising from or exacerbated by fluctuations in interest rates, such as the mismatch between the expected duration of our liabilities and our assets, changes in certain statutory reserve or capital requirements that are based on formulas or models that consider interest rates or prescribed interest rates, increased financing and refinancing costs, in particular with respect to our corporate debt instruments; and lower investment income on our floating rate investments that will adjust to lower coupons if short-term rates decrease. Changes in interest rates have had and could continue to have a material adverse effect on the value of our investment portfolio. For example, increases in interest rates have impacted, and may continue to impact, our investment portfolio by decreasing the estimated fair values of the fixed income securities that constitute a substantial portion of our investment portfolio as well as the alternative investments in our investment portfolio. This in turn has increased and could continue to increase the unrealized loss positions in our portfolio which could materially and adversely affect our business, results of operations, financial condition and liquidity. Should a low interest rate environment return, it could in the future negatively affect the performance of our investments and reduce the level of investment income earned on our investment portfolios.
In addition, if our investment managers fail to react appropriately to difficult market or economic conditions, our investment portfolio could incur material losses.
RESERVES AND EXPOSURES
The amount and timing of insurance liability claims are difficult to predict and such claims may exceed the related liability for unpaid losses and loss adjustment expenses.
We regularly review the adequacy of the established liability for unpaid losses and loss adjustment expenses. We also conduct extensive analyses of our reserves during the year. Our liability for unpaid losses and loss adjustment expenses, however, has and may develop adversely and materially impact our businesses, results of operations, financial condition and liquidity.
Estimation of ultimate net losses, loss expenses and the liability for unpaid losses and loss adjustment expenses is a complex process, particularly for both long-tail and medium-tail liability lines of business. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business involving recently introduced product lines. In these cases, there is less historical experience or knowledge and less data upon which the actuaries can rely. Estimating reserves is further complicated by unexpected claims or unintended coverages that emerge due to unexpected events, such as pandemics or geopolitical conflicts. These emerging issues may increase the size or number of claims beyond our intent at the time of underwriting and may not become apparent for many years after a policy is issued.
While we use a number of analytical reserve development techniques to project future loss development, the liability for unpaid losses and loss adjustment expenses has been and may continue to be significantly affected by changes in loss cost trends or loss development factors that we relied upon in setting the liability for unpaid losses and loss adjustment expenses. These changes in loss cost trends or loss development factors could be due to changes in actual versus expected claims and losses, difficulties in predicting changes, such as changes in inflation, unemployment, or other social or economic factors affecting claims, including judicial and legislative actions, and changes in the tort environment. Any deviation in loss cost trends or in loss development factors might not be identified for an extended period of time after we record the initial loss reserve estimates for any accident year or number of years.
We review and update actuarial assumptions at least annually, typically in the third quarter for reserves. If actual experience or revised future expectations result in projected future losses, we may be required to record additional liabilities through a charge to net realized gains or losses in the then-current period, which could negatively affect our business, results of operations, financial condition and liquidity. For additional information on reserve development, see Part II, Item 7. MD&A – Insurance Reserves.
For additional information on our loss reserves, see Part II, Item 7. MD&A – Critical Accounting Estimates – Loss Reserves and Note 13 to the Consolidated Financial Statements.
Reinsurance may be unavailable or too expensive relative to its benefit and may not be adequate to protect us against losses.
Our subsidiaries are major purchasers of third-party reinsurance and we use reinsurance as part of our overall risk management strategy. While reinsurance does not discharge our subsidiaries from their obligation to pay claims for losses insured under our policies, it makes the reinsurer liable to our subsidiaries for the reinsured portion of the risk. Market conditions beyond our control have impacted and may in the future impact the availability and cost of reinsurance and could have a material adverse effect on our business, results of operations and financial condition. For example, reinsurance is typically more difficult or costly to obtain after a year or consecutive years with a large number of major catastrophes, the severity and frequency of which have increased in recent years, and likelihood of which may be further exacerbated by climate change. We have been and may, at certain times be, (i) forced to incur additional costs for reinsurance, (ii) unable to obtain sufficient reinsurance on acceptable terms, or (iii) unable to obtain reinsurance for certain parts of our business. In instances where reinsurance is more costly, insufficient on acceptable terms or unavailable, we have had to, and will in the future have to accept an increase in exposure to risk, reduce or stop writing certain lines of business written by our subsidiaries or seek alternatives in line with our risk limits, or a combination thereof.

AIG | 2024 Form 10-K	15

ITEM 1A | Risk Factors
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
Moreover, the use of reinsurance placed in the capital markets or placed with alternative market reinsurers supported by capital market institutions, like private equity houses that fund single purpose reinsurance capital vehicles, may not provide the same levels of protection as traditional reinsurance transactions. Any disruption, volatility and uncertainty in these markets or with respect to these capital market participants or these types of alternative reinsurance structures may impact the protection provided by this type of reinsurance or may limit our ability to access such markets on terms favorable to us or at all. Also, to the extent that we intend to use structures based on an industry loss index or other non-indemnity trigger rather than on actual losses incurred by us, we could be subject to residual risk.
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
Catastrophic events, and legislative or regulatory responses thereto, have in the past and could in the future result in losses in any business in which we operate, and could expose us to:
•widespread claim costs associated with property, casualty, general liability, bodily injury, workers’ compensation, accident and health, travel, business interruption and cyber claims, among others;
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
•significant disruptions to our physical infrastructure, systems and operations; and
•widespread loss or corruption of personal or sensitive business data.
Natural and man-made catastrophic events are generally unpredictable. Our exposure to catastrophe-related loss depends on various factors, including the frequency and severity of the catastrophes, the availability of reinsurance, the rate of inflation and the value and geographic or other concentrations of insured companies and individuals. Vendor models and proprietary assumptions and processes that we use to manage catastrophe exposure may prove to be ineffective due to incorrect assumptions or estimates. For example, modeling for the more unpredictable and infrequent types of catastrophes, such as terrorism, cyber incidents and pandemics, is even more difficult and may be less reliable.
In addition, legislative and regulatory initiatives and court decisions following major catastrophes (both natural and man-made), as well as mass torts, have required and could in the future require us to pay the insured beyond the provisions of the original insurance policy and may prohibit the application of a deductible, resulting in inflated and unanticipated claims; or impose other restrictions, which would reduce our ability to mitigate exposure. These initiatives could impair our cash flows and, without regulatory relief, could adversely impact our subsidiaries’ capital ratios.

16	AIG | 2024 Form 10-K

ITEM 1A | Risk Factors
For additional information on potential catastrophic events, including a sensitivity analysis of our exposure to certain catastrophes, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks.
For information regarding the effects of climate change on our business, see “Climate change may adversely affect our business and financial condition” below.
Climate change may adversely affect our business and financial condition.
Climate change, indicated by higher concentrations of greenhouse gases, a warming atmosphere and ocean, wildfires, diminished snow and ice, and a rise in sea levels, appears to have contributed to an increase in the frequency and severity of natural disasters and the creation of uncertainty as to future trends and exposures. As such, climate change presents significant financial implications for us in areas such as underwriting, claims and investments, as well as risk capacity, financial reserving and operations.
Climate change presents challenges to our ability to effectively underwrite, model and price catastrophe risk particularly if the frequency and severity of catastrophic events such as pandemics, hurricanes, tornadoes, heatwaves, floods, wildfires and windstorms and other natural disasters continues to increase. For example, losses resulting from actual policy experience may be adverse as compared to the assumptions made in product pricing and our ability to mitigate our exposure may be reduced.
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
In addition, lawmakers and regulators at the federal, state and local levels have imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate change-related risks and efforts undertaken in response thereto. Additional actions by foreign governments, regulators and international standard setters have and could result in substantial expansions of the regulations, guidance or expectations to which we may be subject. It is also possible that the laws, regulations and guidance adopted in U.S. local, state, U.S. federal or foreign jurisdictions regarding climate change-related risks will differ from one another, and that they could be inconsistent with the laws and regulations of other jurisdictions in which we operate. This could result in us having to comply with differing or inconsistent laws, regulations and guidance across jurisdictions.
Additionally, litigation related to climate change has increased in recent years. Many lawsuits center on enforcement or interpretation of environmental laws and regulations, often seeking to use litigation as a tool to influence governmental and corporate climate policies. Other cases seek damages for contribution to climate change or for insufficient disclosure around material financial risks, which could cause us to experience increased claims under liability policies, such as casualty and directors’ and officers’ insurance policies, increase our liabilities and affect the viability of certain of our business lines.
In addition, severe weather and other effects of climate change result in more frequent and more severe damages, leading to lawsuits against our insureds. Indirect climate change effects are also seen in litigation over flooding, mudslides and other severe weather that results in injury or damage, as well as in construction defect litigation, chemical release lawsuits, and workers’ compensation claims. Litigation related to climate change may, through increased claims from our customers and adverse impacts to the value of the securities that we hold, adversely impact our business and results of operations.
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
We are exposed to risks as a result of concentrations in our insurance policies, investments, derivatives and other obligations that we undertake for customers and counterparties. Further, any risk management arrangements we employ to manage concentration risks, whether directly or through third parties, may not be available on acceptable terms or may prove to be ineffective. Our risk exposures under insurance policies, derivatives and other obligations are, from time to time, compounded by risk exposure assumed in the management of our investment portfolio. Also, our exposure for certain single risk coverages and other coverages may be so large that adverse experience compared to our expectations may have a material adverse effect on our consolidated results of operations or result in additional statutory capital requirements for our subsidiaries.
In addition, the deconsolidation for accounting purposes and ongoing divestment of our stake in Corebridge, could increase the materiality of these potential concentrations in the remaining portfolio. For additional information on risks associated with our continuing equity market exposure to Corebridge, see Business Operations – “We are subject to risks from our continuing equity market exposure to Corebridge. There can be no assurances that the anticipated benefits of our sales of Corebridge stock will be achieved” below.

AIG | 2024 Form 10-K	17

ITEM 1A | Risk Factors
Also see Part II, Item 7. MD&A – Business Segment Operations – General Insurance – Business Strategy and – Industry and Economic Factors.
Losses due to nonperformance or defaults by counterparties may materially and adversely affect the value of our investments, our profitability and sources of liquidity.
We are exposed to credit risk arising from exposures to various counterparties related to investments, derivatives, premiums receivable, certain businesses and reinsurance recoverables. These counterparties include, but are not limited to, issuers of fixed income and equity securities we hold, borrowers of loans we hold, customers, plan sponsors, trading counterparties, counterparties under swaps and other derivatives instruments, reinsurers, corporate and governmental entities whose payments or performance we insure, joint venture partners, clearing agents, exchanges, clearing houses, custodians, brokers and dealers, commercial banks, investment banks, intra-group counterparties with respect to derivatives and other third parties, financial intermediaries and institutions and guarantors. These counterparties may default on their obligations to us due to bankruptcy, insolvency, receivership, financial distress, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention and other reasons. In addition, for exchange-traded derivatives, such as futures, options as well as "cleared" over-the-counter derivatives, we are generally exposed to the credit risk of the relevant central counterparty clearing house and futures commission merchants through which we clear derivatives. Defaults by these counterparties on their obligations to us could have a material adverse effect on the value of our investments, business, financial condition, results of operations and liquidity.
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
Our results of operations and financial condition have in the past been, and may in the future be, adversely affected by the degree of concentration in our consolidated investment portfolio. For example, we have significant holdings of real estate and real estate-related investments, including residential mortgage- backed securities (both U.S. government-sponsored enterprise-issued and Non-Agency issued), and commercial mortgage-backed securities and whole loans. We also have significant exposures to domestic and global financial institutions certain industries, such as consumer discretionary and non-discretionary, the U.S. federal, state and local government issuers and authorities, and various governments globally. Events or developments that have a negative effect on any particular industry, asset class, group of related industries or geographic region may adversely affect the valuation of our investments to the extent they are concentrated in such segments. Our ability to sell assets in such segments may be limited.
Our investments are also subject to market risks and uncertainties, including, in addition to interest rate risk, changes in the level of credit spreads, currency rates, and equity prices, each of which has affected and will continue to affect the value of investments in our investment portfolio as well as the performance of, and returns generated by, such investments. For information regarding risks associated with interest rate volatility, see Market Conditions above.
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
We rely on investment management and advisory arrangements with third-party investment managers for the majority of our investment portfolio. The historical performance of any investment manager we engage should not be considered as indicative of the future results of our investment portfolio, our future results or any returns expected on our Common Stock.
We rely on external investment managers to manage the majority of our investment portfolio, consisting of liquid fixed income, certain private placement credit, certain private equity investments, commercial real estate-related equity investments and commercial mortgage loans.
Our investment managers are generally compensated based on the size of the investment portfolios that they manage, rather than based on investment profits or income; as a result, these investment managers are not directly incentivized to maximize investment returns. Our investment portfolio’s returns have benefited historically from investment opportunities and general market conditions that may not currently exist and may not be repeated. There can be no guarantee that any investment manager we engage will be able to achieve any particular returns or generate investment opportunities with attractive, risk-adjusted returns for our investment portfolio in the future. If any of our investment managers becomes unable to effectively manage our portfolio investments, the concentration of assets in our portfolio that are managed by it could adversely affect our business, results of operations, financial condition and liquidity.

18	AIG | 2024 Form 10-K

ITEM 1A | Risk Factors
In addition, we have become more reliant on our external asset managers, and such increased dependence has and may reduce our internal capabilities and expertise or expose us to greater risk, including the risk that external asset managers may fail to meet our performance expectations or otherwise experience disruptions or losses.
Our valuation of investments involves the application of methodologies and assumptions to derive estimates, which may differ from actual experience and could result in changes to investment valuations that may materially adversely affect our business, results of operations, financial condition and liquidity or lead to volatility in our net income.
It has been and may continue to be difficult to value those of our investments or derivatives that are not actively traded. There also may be cases where, due to the financial environment or market conditions, normally active markets become inactive or less active, which can result in insufficient observable data. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. These values may not be realized in a market transaction, may not reflect the value of the asset and may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value and/or an inability to realize that value in a market transaction or other disposition may have a material adverse effect on our business, results of operations, financial condition and liquidity.
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
We have investments in certain securities, including certain fixed income structured and privately placed securities as well as investments in private equity funds and hedge funds, mortgage loans and real estate, that are less liquid than other investments. If it became necessary to sell such assets in a stressed market environment, the prices achieved in any sale may be lower than their carrying value, which could cause a material adverse effect on our business, financial condition, results of operations and cash flows. Adverse changes in the valuation of real estate and real estate-linked assets, volatility or deterioration of capital markets and widening

AIG | 2024 Form 10-K	19

ITEM 1A | Risk Factors
credit spreads have in the past, and may in the future, materially adversely affect the liquidity and the value of our investment portfolios.
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
Downgrades of the Insurer Financial Strength (IFS) ratings of our insurance companies could (i) prevent these companies from selling, or make it more difficult for them to succeed in selling, products and services, (ii) make it more difficult for them to obtain new reinsurance or obtain it on reasonable pricing terms, and/or (iii) result in increased policy cancellations or return of premiums. A downgrade of the IFS ratings of our insurance companies could result in a downgrade of AIG Parent’s credit ratings. In the event of a downgrade of AIG Parent’s credit ratings, our financing costs will increase and the availability of financing could be limited. A downgrade could also cause our derivative counterparties to limit or reduce their exposure to us and thus reduce our ability to manage our market risk exposures effectively.
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
We have developed and continue to enhance enterprise-wide risk management policies, standards and procedures to identify, monitor and mitigate risk to which we are exposed. Our risk management policies, standards and procedures may not be sufficiently comprehensive and may not identify or adequately protect us from every risk to which we are exposed. Many of our methods of identifying, measuring, underwriting and managing risks are based upon our study and use of historical market, applicant, customer, employee and bad actor behavior or statistics based on historical models. As a result, these methods may not accurately predict future exposures from events such as a major financial market disruption as the result of a natural or man-made catastrophe, that could be significantly different than the historical measures indicate, and which could also result in claims levels not previously observed. We have and will continue to enhance our underwriting processes, including, from time to time, considering and integrating newly available sources of data to confirm and refine our traditional underwriting methods. Our efforts at implementing these improvements may not, however, be fully successful, which may adversely affect our competitive position. We have also introduced new product features designed to limit our risk and taken actions on in-force business, which may not be fully successful in limiting or eliminating risk. Moreover, our hedging programs and reinsurance strategies that are designed to manage risk rely on assumptions regarding our assets, liabilities, general market factors and the creditworthiness of our counterparties that could prove to be incorrect or inadequate. Our hedging programs utilize various derivative instruments, including but not limited to interest rate swaps, credit default swaps and foreign exchange forwards, as well as other hedging instruments, which may not effectively or completely reduce our risk. Assumptions underlying models used to measure accumulations and support reinsurance purchases may prove inaccurate and could leave us exposed to larger than expected catastrophe losses in any given period. In addition, our current business continuity and disaster recovery plans may not be sufficient to reduce the impact of pandemics, a major cyber-attack, including ransomware, and other natural or man-made catastrophic events. Other risk management methods depend upon the evaluation of information regarding markets, clients, or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events in each jurisdiction in which we operate. Further, various jurisdictions have unique requirements with respect to AI and environmental, social and governance matters, which may impact the efficacy of our standardized risk management tools and techniques; therefore, our policies and procedures may not be fully effective. Accordingly, our risk management policies and procedures may not adequately mitigate the risks to our business, results of operations, financial condition and liquidity.
If our risk management policies and procedures are ineffective, we may suffer unexpected losses and could be materially adversely affected. As our businesses change and the markets in which we operate evolve, new risks emerge, including risks posed by the rapidly developing technology associated with AI and the implementation thereof within our operations, by our third-party vendors and by competitors, and unanticipated challenges with respect thereto. As a result, new products or new business strategies may present risks that are not appropriately identified, monitored or managed. The effectiveness of our risk management strategies may be limited, resulting in losses, because of market stress or unanticipated financial market movements. In addition, there can be no assurance

20	AIG | 2024 Form 10-K

ITEM 1A | Risk Factors
that we can effectively review and monitor all risks or that all of our employees will understand, follow and comply with our risk management policies and procedures.
Pricing for our products is subject to our ability to adequately assess risks and estimate related losses.
Our business is dependent on our ability to price our products effectively and charge appropriate premiums and other charges. Pricing adequacy depends on a number of factors and assumptions, including proper evaluation of insurance risks, our expense levels, net investment income expected to be realized, our response to rate actions taken by competitors, legal and regulatory developments, the ability to obtain regulatory approval for rate changes and inflation. Management establishes target returns for each product based upon the factors described above, certain underwriting assumptions and capital requirements, including statutory, GAAP and economic capital models. We monitor and manage pricing and sales to achieve target returns on new business, but we may not be able to achieve those returns, including due to the factors discussed above. Additionally, the property and casualty insurance markets are historically cyclical and experience periods of relatively strong premium rates followed by periods of increased competition that push premium rates down. Inadequate pricing and the difference between estimated results and actual results could have a material adverse effect on the profitability of our operations and our financial condition.
We are exposed to certain risks if we are unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data, which could compromise our ability to conduct business and adversely affect our consolidated business, results of operations, financial condition and liquidity.
We use information technology systems, infrastructure, including energy supply, and networks and other operational systems to store, retrieve, evaluate and use customer, employee and company data and information. Our business is highly dependent on our ability to access these systems and networks to perform necessary business functions. In the event of a natural disaster, unauthorized access, a terrorist attack, a major cyber-attack or other disruption, our systems, networks, and data may be inaccessible to our employees, customers or business partners for an extended period of time, and we may be unable to meet our business obligations and regulatory requirements for an extended period of time if our data or systems are disabled, manipulated, destroyed or otherwise compromised. Additionally, some of our technology systems are older, legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade, and in some cases may not be able to be fully protected or to implement the latest security patches. Supply chain disruptions or delays could prevent us from maintaining and implementing changes, updates and upgrades to our systems and networks in a timely manner or at all. System and network failures or outages, including with respect to third parties, have and could compromise our ability to perform business functions in a timely manner, which could harm our ability to conduct business, hurt our relationships with our business partners and customers and expose us to legal claims as well as regulatory investigations and sanctions, any of which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Some of these technology systems also rely upon third-party systems and services, which themselves may rely on the systems and services of other third parties. Problems caused by, or occurring in relation to, our third-party providers’ systems and services, including those resulting from breakdowns or other disruptions in information technology services provided by our third-party providers and the other third parties on which they rely, our inability to acquire third-party services on commercially acceptable terms, failure of a third-party provider to perform as anticipated or in compliance with applicable laws or regulations, inability of a third-party provider to provide the required volumes of services or our third-party providers experiencing cyberattacks or data breaches, could materially and adversely affect our business, results of operations, financial condition and liquidity.
Like other global companies, the systems and networks we maintain and third-party systems and networks we or our vendors use are currently, and may in the future continue to be, subject to or targets of unauthorized or fraudulent access, including physical or electronic break-ins or unauthorized tampering, as well as attempted cybersecurity threats such as “denial of service” attacks, phishing, automated attacks, and other disruptive attacks, including ransomware. Cyber threats are constantly evolving and the techniques used in these attacks change, develop and evolve rapidly, including the use of emerging technologies, such as advancing forms of artificial intelligence and quantum computing by nation state threat actors and criminal organizations. The new cyber risks introduced by these changes in technology, such as deepfake schemes, require us to devote significant attention to identification, assessment and analysis of the risks and implementation of corresponding preventative measures. Additionally, the frequency and sophistication of such threats continue to increase and often become further heightened in connection with geopolitical tensions. Also, like other global companies, we have an increasing challenge of retaining and attracting highly qualified personnel to assist us in combatting these security threats.
There is no assurance that our cybersecurity measures, including information security and technology policies and standards, administrative, technical and physical controls and other actions by us or contracted third-parties designed as preventative, will provide fully effective protection from threats to our data, systems and networks, including malware and computer virus attacks, ransomware, unauthorized access, business e-mail compromise, misuse, denial-of-service attacks, system failures and other disruptions. We maintain insurance to cover operational risks, such as cyber risk and technology outages, but this insurance may not cover all costs associated with the consequences of information systems or personal, confidential or proprietary information being compromised. In the case of a successful ransomware attack in which our data and information systems are compromised and

AIG | 2024 Form 10-K	21

ITEM 1A | Risk Factors
applicable processes to restore access are not effective, our information could be held hostage until a ransom, which may be significant, is paid. In some cases, such a compromise may not be immediately detected which may make it difficult to restore critical services, mitigate damage to assets and maintain the integrity and security of data including our policyholder, employee, agent, and other confidential information processed through our systems and networks.
Additionally, since we rely heavily on information technology and systems (which is expected to increasingly include the use of artificial intelligence) and on the integrity and timeliness of data to run our businesses and service our customers, any such security event and resulting compromise of systems or data have and may impede or interrupt our business operations and our ability to service our customers, and may materially and adversely affect our business, results of operations, financial condition and liquidity.
There can be no assurance that any actions taken by us to evaluate and enhance our information security and technology systems and processes, including third-party systems and services on which we rely, as well as changes designed to update and enhance our protective measures to address new threats, will decrease the risk of a system or process failure; further, such changes may create a gap in the associated security measures during the change period. Any such system or process failure or security measures gap could materially and adversely affect our business, results of operations, financial condition and liquidity.
We routinely transmit, receive and store personal, confidential and proprietary information by secured email and other electronic means. Although we attempt to keep such information confidential and secure, we have been, and in the future may be, unable to do so in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have or use appropriate controls to protect personal, confidential or proprietary information. Failure to secure or appropriately handle personal, confidential or proprietary information could cause a loss of data or compromised data integrity, give rise to remediation or other expenses, expose us to liability under U.S. and international laws and regulations, subject us to litigation, investigations, sanctions, and regulatory and law enforcement action, and result in reputational harm and loss of business, any of which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Furthermore, certain of our businesses are subject to compliance with laws and regulations enacted by U.S. federal and state governments, the EU or other jurisdictions or enacted by various regulatory organizations or exchanges relating to the privacy and security of the information of clients, employees or others. The variety of applicable privacy and information security laws and regulations exposes us to heightened regulatory scrutiny, requires us to incur significant technical, legal and other expenses in an effort to ensure and maintain compliance and will continue to impact our business in the future by increasing legal, operational and compliance costs. While we have taken steps to comply with privacy and information security laws, we cannot guarantee that our efforts will meet the evolving standards imposed by data protection authorities. If we are found not to be in compliance with these privacy and security laws and regulations, we may be subject to additional potential private consumer, business partner or securities litigation, regulatory inquiries, and governmental investigations and proceedings, including class-actions. Any such developments may damage our reputation and subject us to material fines and other monetary penalties and damages, divert management’s time and attention, and lead to further enhanced regulatory oversight, any of which could have a material adverse effect on our business, results of operations, financial condition and liquidity. Additionally, we expect that developments in privacy and cybersecurity worldwide will increase the financial and reputational implications in the event of a significant breach of our or our third-party suppliers’ information technology systems. For additional information on data protection and cybersecurity regulations, see Item 1. Business – Regulation – Privacy, Data Protection, Cybersecurity and Artificial Intelligence Requirements, and Part II, Item 7. MD&A – Enterprise Risk Management – Operational Risk Management – Cybersecurity Risk.
Our foreign operations expose us to risks that may affect our operations.
Through our operations, licenses and authorizations and network partners, we provide insurance solutions that help businesses and individuals in approximately 200 countries and jurisdictions protect their assets and manage risks. A substantial portion of our business is conducted outside the United States, and we intend to continue to grow our business in strategic markets. Operations outside the United States have in the past been, and may in the future be, affected by elevated climate risks, regional economic downturns, changes in foreign currency exchange rates and foreign interest rates, political events or upheaval, sanctions policies, nationalization and other restrictive government or regulatory actions, which could also affect our other operations.
Our subsidiaries operating in foreign jurisdictions must satisfy local regulatory requirements and it is possible that these local licenses may require AIG Parent to meet certain conditions. Licenses issued by foreign authorities to our subsidiaries are subject to modification and revocation. Consequently, our insurance subsidiaries could be prevented from conducting future business in some of the jurisdictions where they currently operate. Adverse actions from any single country could adversely affect our results of operations, depending on the magnitude of the event and our financial exposure at that time in that country.
We are subject to myriad regulations which govern items such as sanctions, bribery and anti-money laundering, for which failure to comply could expose us to significant penalties. Laws and regulations aimed at preventing money laundering, which in some jurisdictions apply to insurance companies, create obligations to know certain information about clients and take steps to monitor for suspicious activities. The Foreign Corrupt Practices Act makes it unlawful for certain classes of persons and entities to make payments to foreign government officials to assist in obtaining or retaining business. Also, the Department of the Treasury’s Office of Foreign Assets Control administers regulations that restrict or prohibit dealings involving certain organizations, individuals and

22	AIG | 2024 Form 10-K

ITEM 1A | Risk Factors
countries. The UK, the EU, Japan and other jurisdictions maintain similar laws and regulations. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, if those controls are ineffective and/or an employee or third party fails to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including disgorgement, and our business and our reputation could be adversely affected.
Third parties we rely upon to provide certain business and administrative services on our behalf may not perform as anticipated, which could have an adverse effect on our business and results of operations.
We have used and will continue to use outsourcing strategies and third-party providers to transform operational and back office processes and deliver contracted services in a broad range of areas. Such areas include, but are not limited to, administration or servicing of certain policies and contracts, finance, actuarial, information technology services related to infrastructure, and investment advisory and management services. The implementation of any technological advancements may be comprised of multiple workstreams that are complex and, have in the past and may in the future, require significant time and resource prioritization and result in delays due to the lack of sufficient resources to execute on a timely basis, inefficiencies stemming from changes that may be required to the program or sequencing, failure to meet operational and financial targets due to additional priorities or other factors. These risks may impair our ability to achieve anticipated improvements in our businesses may disrupt or may otherwise harm our operations which could materially and adversely affect our businesses, financial condition and operations.
Further, third-party investment managers manage the majority of our investment assets. For information regarding our reliance on third-party investment managers, see Investment Portfolio and Concentration of Investments – “We rely on investment management and advisory arrangements with third-party investment managers for the majority of our investment portfolio. The historical performance of any investment manager we engage should not be considered as indicative of the future results of our investment portfolio, our future results or any returns expected on our Common Stock” above.
Some of the third-party providers we use are located outside the U.S., which exposes us to business disruptions and political risks inherent to conducting business outside of the U.S. We periodically negotiate the terms of the provisions and renewal of these relationships, and there can be no assurance that such terms will remain acceptable to us, such third parties or regulators. If such third-party providers experience disruptions, fail to meet applicable licensure requirements, do not perform as anticipated or in compliance with applicable laws and regulations, terminate or fail to renew our relationships, or such third-party providers in turn rely on services from another third-party provider, who experiences such disruptions, licensure failures, nonperformance or noncompliance, termination or non- renewal of its contractual relationships, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, contractual, legal, regulatory or policyholder obligations), a loss of business, increased costs or reputational harm, compromises to our data integrity, or suffer other negative consequences, all of which may have a material adverse effect on our business, consolidated results of operations, liquidity and financial condition. Third parties performing regulated activities on our behalf, such as sales and servicing of insurance products, pose a heightened risk as we may be held accountable for third-party conduct that fails to comply with applicable law.
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

AIG | 2024 Form 10-K	23

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
In addition, we can, in certain circumstances, be held responsible for the actions of our third-party distributors, including registered representatives, insurance agents and agencies, marketing organizations, and their respective employees, agents and representatives, in connection with the marketing and sale of our products by such parties, including the security of their operations and their handling of confidential information and personal data, in a manner that is deemed not compliant with applicable laws and regulations. This is particularly acute with respect to unaffiliated distributors where we may not be able to directly monitor or control the manner in which our products are sold through third-party firms despite our risk assessment, training and compliance programs. Further, misconduct by employees and agents in the sale of our products could also result in violations of laws by us or our subsidiaries, regulatory sanctions and serious reputational or financial harm to us. The precautions we take to prevent and detect the foregoing activities may not be effective. If our products are distributed in a manner alleged to be inappropriate, or third-party distributors experience a security or data breach due to deficient operational controls, we could suffer reputational and/or other financial harm to our business.
Our restructuring initiatives may not yield expected reductions in expenses and/or improvements in operational and organizational efficiency.
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
Once we complete acquisitions or dispositions, there can be no assurance that we will realize the anticipated economic, strategic or other benefits of any transaction. For example, the integration of businesses we acquire may not be as successful as we anticipate or there may be undisclosed risks present in such businesses. Additionally, difficulties or delays in separating a divested business from our existing infrastructure, systems and operations could reduce the anticipated economic, strategic or other benefits of such transaction. Acquisitions and dispositions involve a number of risks, including operational, strategic, financial, accounting, legal, compliance and tax risks. Difficulties integrating an acquired business may result in the acquired business performing differently than we expected (including due to the loss of customers) or in our failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by acquisitions. Risks resulting from future acquisitions may have a material adverse effect on our results of operations and financial condition. In connection with a business or asset disposition, we may also hold a concentrated position in securities of the acquirer as part of the consideration, which subjects us to risks related to the price of equity securities and our ability to monetize such securities. We have also provided and may provide financial guarantees and indemnities in connection with the businesses we have sold or may sell, as described in greater detail in Note 15 to the Consolidated Financial Statements. While we do not currently believe that claims under these indemnities will be material, it is possible that significant indemnity claims could be made against us. If such a claim or claims were successful, it could have a material adverse effect on our results of operations, cash flows and liquidity.
For additional information regarding the risks associated with our continuing equity market exposure to Corebridge, see Business and Operations – “We are subject to risks from our continuing equity market exposure to Corebridge. There can be no assurances that the anticipated benefits of our sales of Corebridge stock will be achieved” above.

24	AIG | 2024 Form 10-K

ITEM 1A | Risk Factors
We are subject to risks from our continuing equity market exposure to Corebridge. There can be no assurances that the anticipated benefits of our sales of Corebridge stock will be achieved.
Since September of 2022 when we closed on the initial public offering of Corebridge’s common stock, we have continued to sell down our interest in Corebridge. On June 9, 2024, we met the requirements for the deconsolidation of Corebridge for accounting purposes. For a detailed discussion of the deconsolidation, see Note 4 to the Consolidated Financial Statements.
Although Corebridge has been deconsolidated from our consolidated financial results, we continue to hold a significant stake in Corebridge's common stock. At the time of deconsolidation, we elected the fair value option to account for our remaining investment in Corebridge. From that date onward, the fair value change in Corebridge’s stock, and dividends received from Corebridge, are recognized in net investment income. As a result, a decline in the market value of Corebridge common stock may result in a decrease in our investment income and may have a material and adverse effect on our results and financial condition. There can be no assurances given as to the price, transaction costs, or timing of further Corebridge stock sales and, as a result, we may fail to realize the expected benefits of our sales of such stock if there are adverse movements in its market value prior to, or at the time of, such sales.
Further, the sale of our remaining Corebridge stock involves a number of divestment-related risks, including (i) unanticipated developments that may delay, prevent or otherwise adversely affect our ability to continue the full divestment, including an economic downturn or unfavorable capital markets conditions; (ii) unforeseen losses, liabilities or asset impairments arising from further dispositions; and (iii) challenges associated with the valuation of Corebridge and the Company as we seek to fully divest our investment in Corebridge.
In addition, the divestment of Corebridge, or a significant delay in our ability to continue to sell our Corebridge stock, has caused and could continue to cause the emergence, or exacerbate the effects of, many of the other risks discussed herein, including changes in our deferred tax assets and liabilities and our ability to utilize certain tax loss and credit carryforwards to offset future taxable income.
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
Additionally, from time to time, various regulatory and governmental agencies review the transactions and practices of the Company and our subsidiaries in connection with company-specific matters, or industry-wide and other inquiries into, among other matters, the business practices of current and former operating insurance subsidiaries. Such reviews, investigations, inquiries or examinations have and could lead to extended delays to, or prohibitions of, such transactions or practices, or develop into administrative, civil or criminal proceedings or enforcement actions, in which remedies could include fines, penalties, restitution or alterations to our business practices, and could result in additional expenses, limitations on certain business activities and reputational damage.
We, our subsidiaries and their respective officers and directors are also subject to, or may become subject to, a variety of additional types of legal disputes brought by holders of our securities, customers, employees and others, alleging, among other things, breach of contractual or fiduciary duties, bad faith, indemnification and violations of federal and state statutes and regulations. Certain of these matters may also involve potentially significant risk of loss due to the possibility of significant jury awards and settlements, punitive damages or other penalties. Many of these matters are also highly complex and seek recovery on behalf of a class or similarly large number of plaintiffs. It is therefore inherently difficult to predict the size or scope of potential future losses arising from them, and developments in these matters could have a material adverse effect on our consolidated financial condition or consolidated results of operations.
For information regarding certain legal proceedings, see Notes 15 and 21 to the Consolidated Financial Statements.
Increasing scrutiny and evolving expectations from investors, customers, regulators, policymakers and other stakeholders regarding environmental, social, governance and sustainability matters, including governmental responses to such matters, may adversely affect our reputation or otherwise adversely impact our business and results of operations.
There is increasing scrutiny and evolving expectations from investors, customers, regulators, policymakers and other stakeholders on companies’ governance, risk oversight, disclosures, plans, policies and practices regarding environmental, social, governance and sustainability matters, including those related to environmental stewardship, climate change, racial justice and workplace conduct. The requirements, standards and expectations of such stakeholders may also, as a whole, reflect diverging or conflicting values or policy objectives.
Governmental actions to mitigate climate and other risks related to environmental, social, governance and sustainability matters, or, conversely, to restrict actions companies may take in response to such risks, could have an adverse effect on our business and results of operations. Internationally and at the U.S. federal, state and local levels, regulators have imposed and likely will continue to impose requirements and guidance related to environmental, social, governance and sustainability matters, which will continue to

AIG | 2024 Form 10-K	25

ITEM 1A | Risk Factors
evolve and may conflict with one another, impose additional costs on us and expose us to new or additional risks, including financial, regulatory, litigation, reputational and operational risks. See Item 1. Business – Regulation – Climate Change.
Furthermore, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to different environmental, social and governance matters, and unfavorable ratings of our company or our industries may lead to negative investor sentiment and the diversion of investment to other companies or industries.
We may not be able to meet the requirements, standards or expectations of our various stakeholders on environmental, social, governance and sustainability issues, including with respect to any current or future targets, goals, plans, standards or expectations (including any previously announced climate target, goal or plan) on these matters, whether established or set by us or third parties, due to a variety of factors, including regulatory or other developments, changes to the methodologies, assumptions and estimates that underlie our climate- and other sustainability-related targets, goals and strategy, or the actions of or information provided by third parties outside of our control, who may apply standards, methodologies, practices and policies that differ from ours. If we are unable to meet such targets, goals, plans, standards or expectations, it could result in adverse publicity, reputational harm, or loss of customer and/ or investor confidence, which could adversely affect our business and results of operations. Conversely, actions we may take toward meeting such targets, goals, plans, standards or expectations could expose us to negative investor sentiment, regulatory scrutiny, adverse publicity or reputational harm.
For information on the effects of climate change on our business, see Reserves and Exposures – “Climate change may adversely affect our business and financial condition” above.
An epidemic, pandemic or other health crisis could materially and adversely affect our business, results of operations, financial condition or liquidity.
Public health crises and related governmental response measures, for example related to the COVID-19 pandemic, have resulted in significant societal disruption, economic uncertainty, volatility in business and consumer confidence and global economic slowdowns, which have adversely impacted our business and may again do so.
For example, we have experienced increased claim volumes; adverse effects resulting from our exposure to certain industries, and difficulties in arriving at accurate valuations thereof, which has caused or may cause impairment of the estimates and assumptions used to run our businesses or resulting in greater variability and subjectivity in our investment decisions; and increased difficulty and cost in obtaining reinsurance coverage.
If a public health crisis emerges the markets and economies in which we operate may experience heightened stress and further volatility, which may materially adversely affect our business, results of operations and financial condition. Legal proceedings, including class actions, could also be filed against us, our insureds, or others, seeking coverage for epidemic or pandemic-related losses or alleging bad faith denial of such coverage. In addition, remote or hybrid work may negatively impact our compliance efforts, culture and employees’ morale, which could result in greater turnover, lower productivity and greater operational risks.
We may not be able to protect our intellectual property and may be subject to infringement claims.
Effective intellectual property rights protection, including in the form of contractual rights, copyright, trademark, patent and trade secret laws, may be unavailable, limited, or subject to change in some countries where we do or plan to do business. Third parties may infringe or misappropriate our intellectual property. We have, and may in the future, litigate to protect our intellectual property. Any such litigation may be costly and may not be successful. Additionally, third parties may have patents or other protections that could be infringed by our products, methods, processes or services or which could limit our ability to offer certain product features. Consequently, we have in the past been and may in the future be subject to costly litigation in the event that another party alleges that we infringe upon their intellectual property rights. Any such intellectual property litigation could prove to be both costly and unsuccessful, result in significant expense, damages, and in some circumstances, we could be enjoined from providing certain products or services to our customers. Alternatively, we could be required to enter into costly licensing arrangements with third parties to resolve infringement or contractual disputes. The loss of intellectual property protection or the inability to secure or protect our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete.
REGULATION
Our businesses are heavily regulated and changes in laws and regulations may affect our operations, increase our insurance subsidiary capital requirements or reduce our profitability.
Our operations generally, and our insurance subsidiaries in particular, are subject to extensive and potentially conflicting laws and regulations in the jurisdictions in which we operate. Our business and financial condition are also subject to supervision and regulation by authorities in the various jurisdictions in which we do business. Federal, state and foreign regulators also periodically review and investigate our insurance businesses, including Company-specific and industry-wide practices. The primary purpose of insurance regulation is the protection of insurance and reinsurance contract holders. The extent of regulation on our insurance business varies across the jurisdictions in which we operate, but generally is governed by laws that delegate regulatory, supervisory and

26	AIG | 2024 Form 10-K

ITEM 1A | Risk Factors
administrative authority to insurance departments and similar regulatory agencies. The laws and regulations that apply to our business and operations generally grant regulatory agencies and/or self-regulatory organizations broad rulemaking and enforcement powers, including the power to regulate the issuance, marketing, sale and distribution of our products, the manner in which we underwrite our policies, the delivery of our services, the nature or extent of disclosures that we give our customers, the compensation of our distribution partners, the manner in which we handle claims on our policies and the administration of our policies and contracts, as well as the power to limit or restrict our business for failure to comply with applicable laws and regulations.
We strive to comply with laws and regulations applicable to our businesses, operations and legal entities, including maintenance of all required licenses and approvals. The application of and compliance with such laws and regulations may be subject to interpretation, evolving industry practices and regulatory expectations that could result in increased compliance costs. The relevant authorities may not agree with our interpretation of these laws and regulations or with our policies and procedures adopted to address evolving industry practices or meet regulatory expectations. Such authorities’ interpretations and views may also change from time to time. It is also possible that the laws, regulations and interpretations across various jurisdictions in which we do business may conflict with one another, or affect how we do business beyond such jurisdictions’ borders, including in the United States and/or globally. If we are found not to have complied with applicable legal or regulatory requirements, these authorities could preclude or temporarily suspend us from carrying on some or all of our activities, impose substantial administrative penalties such as fines or require corrective actions, which individually or in the aggregate could interrupt our operations and materially and adversely affect our reputation, business, results of operations and financial condition. Additionally, in instances where such authorities’ interpretation of new or revised requirements related to capital, accounting treatment, valuation or reserving has materially differed, or may in the future materially differ from ours, we have incurred, and may again incur, higher operating costs, and sales of products subject to such requirements or treatment have been and may again be affected.
Regulators in jurisdictions in which we do business have adopted RBC, solvency and liquidity standards applicable to insurers operating in their jurisdiction. Failure to comply with such capital (including, in the U.S., RBC), solvency, liquidity and similar requirements, or as otherwise may be agreed by us or one of our insurance company subsidiaries with an insurance regulator, would generally permit the insurance regulator to take certain regulatory actions that could materially impact the affected company’s operations. Those actions range from requiring an insurer to submit a plan describing how it would regain a specified RBC or solvency ratio to a mandatory regulatory takeover of the company. The NAIC has adopted methodologies for assessing group-wide regulatory capital, which could evolve into more formal group-wide prescribed capital requirements on certain insurance companies and/or their holding companies that may augment jurisdictional RBC or solvency standards that apply at the legal entity level, and the basis for such capital calculations may differ, in whole or in part, from the statutory statements of our insurance subsidiaries used to calculate RBC. Furthermore, efforts to address systemic risks within the financial services industry, including insurance services, may lead regulators to apply new or heightened standards and safeguards for activities or practices that we and other insurers or other nonbank financial services companies engage in. The Financial Stability Oversight Council has authority under Dodd-Frank to determine that certain nonbank financial companies, including insurers, be designated as nonbank SIFIs subject to supervision by the Board of Governors of the Federal Reserve System and enhanced prudential standards, and has in place guidance and procedures intended to govern any such designations. We cannot predict the effect that any such initiatives or heightened standards may have on our business, results of operations, liquidity and financial condition.
There has also been increased regulatory scrutiny of the use of data, machine learning, predictive models and artificial intelligence, including in the insurance industry. Certain insurance regulators have developed, and others are developing, regulations or guidance applicable to insurance companies that use artificial intelligence, data analytics, machine learning and predictive models in their operations. We cannot predict the impact of the regulatory actions that have been or may in the future be taken with regard to data analytics, artificial intelligence, machine learning or predictive models, but any limitations or restrictions could have a material impact on our business, processes, results of operations and financial condition.
We also cannot predict the impact that laws and regulations adopted in foreign jurisdictions may have on our businesses, results of operations or cash flows, or on the financial markets generally. It is possible such laws, regulations or standards, including, without limitation, Solvency II and European Data Protection Board Cross Border Data Transfer, Corporate Sustainability Reporting Directive (CSRD), and Corporate Sustainability Due Diligence Directive (CSDDD) in the EU, and standard-setting initiatives by the FSB and the IAIS, including, but not limited to, the IAIS’ Common Framework for the Supervision of IAIGs, its global Insurance Capital Standard, which was recently adopted as a group-level prescribed capital requirement, and its holistic framework for the assessment and mitigation of systemic risk, may significantly alter our business practices. For example, regulators have imposed and may continue to impose new requirements, and regulators and other international organizations may continue to issue guidance, aimed at addressing or mitigating climate change-related risks. They may also limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome requirements and additional costs. It is also possible that the laws and regulations adopted in foreign jurisdictions will differ from one another, and that they could be inconsistent with the laws and regulations of other jurisdictions in which we operate, including the United States.
For additional information on our regulatory environment, see Item 1. Business – Regulation.

AIG | 2024 Form 10-K	27

ITEM 1A | Risk Factors
For information regarding the effects of regulations related to climate change on our business, see Reserves and Exposures – “Climate change may adversely affect our business and financial condition” above.
For information regarding the regulatory response to the COVID-19 pandemic, see Business and Operations – “An epidemic, pandemic or other health crisis could materially and adversely affect our business, results of operations, financial condition or liquidity” above.
New laws and regulations or new interpretations of current laws and regulations, both domestically and internationally, may affect our businesses, results of operations, financial condition and ability to compete effectively.
Legislators, regulators, self-regulatory and other organizations have in the past, and may in the future, periodically consider various proposals that, if enacted, may affect or restrict, among other things, our business practices and activities, product designs and distribution relationships, how we market, sell or service certain products we offer, the investment assets we hold and our investment management practices, our capital, reserving and accounting requirements, or the profitability of certain of our businesses.
Further, new laws, regulations or guidance may affect or significantly limit our ability to conduct certain businesses at all, including restrictions on the type of activities in which financial institutions are permitted to engage. Changes in legislation or regulation could also impose additional taxes on a limited subset of financial institutions and insurance companies (either based on size, activities, geography or other criteria), limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome requirements and additional costs. It is uncertain whether and how these and other changes in legislation or regulation would apply to us, those who sell or service our products, or our competitors or how they could impact our ability to compete effectively, as well as our business, consolidated results of operations, liquidity and financial condition.
An “ownership change” could limit our ability to utilize tax loss and credit carryforwards to offset future taxable income.
Our ability to use U.S. federal net operating loss carryforwards to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code. In general, an ownership change will occur when the percentage of AIG Parent's ownership (measured by value) by one or more “5-percent shareholders” (as defined in Section 382 of the Internal Revenue Code) has increased by more than 50 percentage points over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally will be subject to an annual limitation on its utilization of pre-ownership change tax loss and credit carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate posted monthly by the Internal Revenue Service (AFR) (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation on our ability to utilize tax loss and credit carryforwards arising from an ownership change under Section 382 of the Internal Revenue Code would be dependent on the value of our equity and the AFR at the time of any ownership change. If we were to experience an “ownership change,” it is possible that a significant portion of our tax loss carryforwards could expire before we would be able to use them to offset future taxable income.
New and proposed changes to tax laws could increase our corporate taxes.
The Inflation Reduction Act of 2022 includes a 15 percent corporate alternative minimum tax (CAMT) on adjusted financial statement income for corporations with average profits over $1 billion over a three-year period. While the U.S. Treasury and the Internal Revenue Service issued proposed regulations for CAMT during the third quarter of 2024, there are still certain details regarding the application of the CAMT that remain unclear and we continue to evaluate the impact of the proposed regulations along with any other guidance.
New tax laws outside the U.S., in particular those enacted in response to proposals by the Organisation for Economic Co-operation and Development, could make substantive changes to the global international tax regime. Such changes could increase our global tax costs. We continue to monitor and assess the impact of such proposals.
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
For additional information, see Note 21 to the Consolidated Financial Statements.

28	AIG | 2024 Form 10-K

ITEM 1A | Risk Factors
ESTIMATES AND ASSUMPTIONS
Estimates or assumptions used in the preparation of financial statements and modeled results used in various areas of our business may differ materially from actual experience.
Our consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the application of accounting policies that often involve a significant degree of judgment. The accounting policies that we consider most dependent on the application of estimates and assumptions, and therefore may be viewed as critical accounting estimates, are described in Part II, Item 7. MD&A – Critical Accounting Estimates and in Note 1 to the Consolidated Financial Statements. These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation. These estimates are based on judgment, current facts and circumstances, and, when applicable, models developed internally or with inputs from third parties. Therefore, actual results may differ from these estimates and models, possibly in the near term, and could have a material effect on our financial statements.
In addition, we employ models to price products, calculate reserves and value assets and execute hedging strategies, as well as to assess risk and determine statutory capital requirements, among other uses. These models are complex and rely on estimates and projections that are inherently uncertain, may use incomplete, outdated or incorrect data or assumptions and may not operate as intended. To the extent that any of our operating practices and procedures do not accurately produce, or reproduce, data that we use to conduct any or all aspects of our business, such differences may negatively impact our business, reputation, results of operations, and financial condition. Additionally, if any of our modeling practices do not accurately produce, or reproduce, data that we use to conduct any or all aspects of our business, such errors may negatively impact our business, reputation, results of operations and financial condition.
Changes in accounting principles and financial reporting requirements may impact our consolidated results of operations and financial condition.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which are periodically revised. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (FASB). The adoption of new or revised accounting standards has in the past, and may in the future impact, our reported consolidated results of operations, liquidity and reported financial condition and may cause investors to perceive greater volatility in our financial results, negatively impacting our level of investor interest and investment.
For information regarding the impact of accounting pronouncements that have been issued but are not yet required to be implemented, see Note 2 to the Consolidated Financial Statements.
If our businesses do not perform well and/or their estimated fair values decline, we may be required to recognize an impairment of our goodwill or establish an additional valuation allowance against the related deferred income tax assets, which could have a material adverse effect on our results of operations and financial condition.
Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment and conduct interim qualitative assessments on a periodic basis. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. In 2024, for substantially all of the reporting units we elected to bypass the qualitative assessment of whether goodwill impairment may exist and, therefore, performed quantitative assessments that supported a conclusion that the fair value of all of the reporting units tested exceeded their book value. If it is determined that goodwill has been impaired, we must write down goodwill by the amount of the impairment, with a corresponding charge to net income (loss). These write-downs could have a material adverse effect on our consolidated results of operations, liquidity and financial condition. For additional information on goodwill impairment, see Part II, Item 7. MD&A – Critical Accounting Estimates – Goodwill Impairment and Note 12 to the Consolidated Financial Statements.
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

AIG | 2024 Form 10-K	29

ITEM 1A | Risk Factors
EMPLOYEES AND COMPETITION
Employee error and misconduct may be difficult to detect and prevent and may result in reputational damage and significant losses.
We are exposed to the risk that employee fraud or misconduct could occur despite extensive training for employees and fraud monitoring. Instances of fraud, illegal acts, errors, failure to document transactions properly or to obtain proper internal authorization, misuse of customer or proprietary/confidential information, or failure to comply with regulatory requirements or our internal policies may result in losses and/or reputational damage.
Competition for employees in our industry is intense, and managing key employee succession is critical to our success. We may not be able to attract and retain the key employees and other highly skilled employees we need to support our businesses.
Our success depends, in large part, on our ability to attract and retain key and other highly skilled employees. Due to the intense competition in our industry for key employees, we may be unable to retain or hire such employees. In addition, we may experience higher than expected employee turnover and difficulty attracting new employees as a result of uncertainty from strategic actions and organizational and operational changes. Losing any of our key employees also could have a material adverse effect on our operations given their skills, knowledge of our business, years of industry experience and the potential difficulty of promptly finding qualified replacements. Our business and consolidated results of operations could be materially adversely affected if we are unsuccessful in retaining and attracting key employees.
In addition, we would be adversely affected if we fail to adequately plan for the succession of our Chief Executive Officer, other members of senior management and other key employees. While we have long-term compensation plans designed to retain our employees and succession plans, our compensation plans cannot guarantee that the services of these employees will continue to be available to us and our succession plans may not operate effectively.
We face intense competition in each of our business lines, and technological changes may present new and intensified challenges to our businesses.
Our businesses operate in highly competitive environments, both domestically and overseas. Our principal competitors are other property and casualty insurance organizations.
We compete through a combination of risk acceptance criteria, product pricing, and terms and conditions. Reductions of our credit ratings or IFS ratings or negative publicity may make it more difficult to compete to retain existing customers and to maintain our historical levels of business with existing customers, counterparties and distribution relationships. A decline in our position as to any one or more of these factors could adversely affect our profitability.
Technological advancements and innovation in the insurance industry, including those related to evolving customer preferences, the digitization of insurance products and services, data ingestion and exchange with trading partners, acceleration of automated underwriting, and use of artificial intelligence and electronic processes present competitive risks. Technological advancements and innovation are occurring in distribution, underwriting, recordkeeping, advisory, marketing, claims and operations at a rapid pace, and that pace may increase, particularly as companies increasingly use data analytics and technology as part of their business strategy. If we are unable to effectively implement these technological advancements in our business, including the use of artificial intelligence, in a way that matches or exceeds our competitors, we may suffer competitive harm as a result, which could adversely impact our reputation, results of operations and financial condition. For further discussion on regulatory developments with respect to emerging technologies, see Regulation above.
Further, additional costs may also be incurred in order to implement changes to automate and digitize procedures critical to our distribution channels in order to increase flexibility of access to our services and products. While we seek opportunities to leverage technological advancements and innovation for our customers’ benefit, our business and results of operations could be materially and adversely affected if external technological advancements or innovation, or the regulation of technological advancements or innovation, limit our ability to retain existing business, write new business at adequate rates or on appropriate terms, or impact our ability to adapt or deploy current products as quickly and effectively as our competitors.

ITEM 1B | Unresolved Staff Comments
There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to periodic or current reports under the Exchange Act.

30	AIG | 2024 Form 10-K

ITEM 1C | Cybersecurity

ITEM 1C | Cybersecurity
CYBERSECURITY RISK MANAGEMENT
We maintain a documented Information Security Program (the Program) that is informed by industry standards, frameworks and best practices and is designed to protect the confidentiality, integrity, and availability of our information assets and systems that store, process or transmit information.
Our Chief Information Security Officer (CISO) oversees and directs the Program, including implementing adjustments in response to changes in technology, internal and external threats, business processes, and regulatory or statutory requirements and communicates our information security risk posture to senior management and the Board of Directors (the Board).
The Program includes the following key elements:
•Network, Systems and Data Security – Technical and organizational safeguards that are designed to protect our networks, systems, and data from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls.
•Threat and Vulnerability Management – A threat and vulnerability management program that leverages continuous threat intelligence to seek to proactively identify, assess, and mitigate evolving cybersecurity risks. This program incorporates vulnerability scanning, remediation management, bug bounty, penetration testing, and threat response capabilities, all designed to safeguard our information assets and ensure business continuity.
•Cybersecurity Incident Monitoring and Response – Incident response plans that address our response to a cybersecurity incident, utilizing a cross-functional approach.
•Third-Party Assessment and Oversight – A third-party risk management program designed to identify and manage cybersecurity risks from third-party service providers, including initial due diligence as well as initial and periodic re-assessments of the service provider’s control environment.
•Security Training and Awareness – Annual cybersecurity and awareness training for employees and contractors.
The Program is evaluated on an ongoing basis, both internally and through third-party audit firms, to address and protect against the evolving cyber threat landscape. The Program seeks to align to industry standards such as the National Institute of Standards and Technology Cybersecurity Framework, as well as applicable legal and regulatory guidance and mandates applicable to all of our stakeholders, including investors, customers, and employees. Control adequacy and design are reviewed at least annually. Independent audits and penetration tests assist in identifying areas for continued focus, improvement and/or inclusion, and are designed to provide assurance that controls are appropriately designed and operating effectively. Additionally, our Internal Audit group performs independent testing of our control environment, including key components of the Program. We also operate a bug bounty program through a crowdsourced security platform to incentivize responsible disclosure of software defects. These independent evaluations help uncover potential security vulnerabilities for remediation by our cybersecurity team.
Board Oversight
Our Board oversees the Program and the management of risks from cybersecurity threats. The Board reviews and monitors our business and technology strategy, including the policies, processes, and practices that management implements to address risks from cybersecurity threats. The Board believes that all directors are responsible for oversight of these matters given the increasing importance of cybersecurity to our risk profile, as well as the significant role our technology strategy plays in our strategic priorities. The Chief Information Officer (CIO), CISO, and Chief Risk Officer provide updates to the Board as appropriate.
Global Committees
Group Risk Committee (GRC): The GRC is a committee comprised of senior management and is responsible for assessing significant risk issues on a global basis to protect our financial strength, optimize our intrinsic value, and protect our reputation. The risks considered by the GRC include those relating to cybersecurity.
Technology Risk and Controls Committee (TRCC): The TRCC is used as a platform to assess risk and controls components across the information technology (IT) landscape including cybersecurity. It manages the risk assessment process, escalation, and implementation of risk acceptance thresholds with the help of the GRC.
In addition, there are regional and country risk and IT risk committees, including in Asia Pacific, Europe, the Middle East and Africa, the United Kingdom, Latin America and the Caribbean. These committees engage with relevant IT leaders and functional leaders within Enterprise Risk Management, Legal, Compliance, and Internal Audit.

AIG | 2024 Form 10-K	31

ITEM 1C | Cybersecurity

Reporting and Governance
The Board and regional and country leadership boards may receive periodic presentations and reports on cybersecurity risks. We have an established issue escalation protocol for technology incidents, including cyber related incidents. In the event of a material cybersecurity incident, the Board will receive prompt information and ongoing updates about the incident. Our technology incidents and risks are tracked and rated. Items that are rated as "critical" are discussed in the TRCC, and escalated to the GRC as appropriate. At least once each year, the Board discusses our approach to cybersecurity risk management with the CISO. The CISO and regional/country information security officers regularly present to the Company’s regional and country leadership boards on material cyber risks and our information security posture and strategy.
The CISO works collaboratively with business and functional colleagues to implement a program designed to protect our information systems from cybersecurity threats and promptly respond to potential cybersecurity incidents. Multidisciplinary teams are deployed to respond to cybersecurity incidents in accordance with our incident response plans. Through ongoing communication with these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity incidents in real time, and reports such incidents to senior management, who escalate to the Board as appropriate.
The CISO reports to the CIO and is principally responsible for overseeing the Program, in partnership with other business leaders across the Company including regional information security and technology officers. Our cybersecurity personnel maintain current knowledge through specific training programs, professional certifications, and participation in industry groups (e.g., Financial Services Sector Coordinating Council, Financial Services Information Sharing and Analysis Center, Analysis and Resilience Center, Securities Industry and Financial Markets Association, Cybersecurity and Infrastructure Security Agency, etc.).
Our CISO has extensive cybersecurity experience, maintains multiple professional certifications and has served in various roles in information technology and information security for over 25 years.
There have been no material cybersecurity incidents that have affected the Company for the period covered by this annual report. For a discussion regarding risks associated with cybersecurity threats, see Part I, Item 1A. Risk Factors – Business and Operations – "Our risk management policies, standards and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses, results of operations, financial condition and liquidity" and “We are exposed to certain risks if we are unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data, which could compromise our ability to conduct business and adversely affect our consolidated business, results of operations, financial condition and liquidity.”

ITEM 2 | Properties
We lease our corporate headquarters located at 1271 Avenue of the Americas, New York, New York. We operate from approximately 50 offices in the United States and approximately 230 offices in approximately 40 foreign countries. We own 3 offices in the United States and 43 offices in 10 foreign countries. The remainder of the office space we use is leased. We believe that our leases and properties are sufficient for our current purposes.
For additional information on geographic locations, see Note 3 to the Consolidated Financial Statements.

ITEM 3 | Legal Proceedings
For a discussion of legal proceedings, see Note 15 to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4 | Mine Safety Disclosures
Not applicable.

32	AIG | 2024 Form 10-K

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Part II
ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
AIG’s common stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG). There were approximately 17,624 shareholders of record of AIG Common Stock as of February 7, 2025.

Equity Compensation Plans
See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Purchases of Equity Securities
The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended December 31, 2024:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1-31	6,851,580	$76.29	6,851,580	$6,934
November 1-30	7,260,664	75.91	7,260,664	6,382
December 1-31	10,166,225	73.15	10,166,225	5,639
Total	24,278,469	$74.86	24,278,469	$5,639
*Excludes excise tax of $69 million due to the Inflation Reduction Act of 2022 for the year ended December 31, 2024.
On April 30, 2024, the Board of Directors authorized the repurchase of $10.0 billion of AIG Common Stock (inclusive of the approximately $3.9 billion remaining under the Board's prior share repurchase authorization). As of December 31, 2024, approximately $5.6 billion remained under the authorization.
For additional information on our share purchases, see Note 16 to the Consolidated Financial Statements.

AIG | 2024 Form 10-K	33

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Performance Graph
The following performance graph compares the cumulative total shareholder return on AIG Common Stock for a five-year period (December 31, 2019 to December 31, 2024) with the cumulative total return of the S&P’s 500 stock index (which includes AIG) and the S&P Property and Casualty Insurance Index.
Value of $100 Invested on December 31, 2019
(All $ as of December 31st)
Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization.

	As of December 31,
	2019	2020	2021	2022	2023	2024
AIG	$100.00	$76.75	$118.13	$134.37	$147.43	$161.81
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P 500 Property & Casualty Insurance Index	100.00	106.96	127.58	151.65	168.05	227.67

ITEM 6 | [Reserved]

34	AIG | 2024 Form 10-K

ITEM 7 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information and Factors That May Affect Future Results
This Annual Report on Form 10-K and other publicly available documents may include, and members of management may from time to time make and discuss, statements which, to the extent they are not statements of historical or present fact, may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward‑looking statements are intended to provide management’s current expectations or plans for future operating and financial performance, based on assumptions currently believed to be valid and accurate. Forward-looking statements are often preceded by, followed by or include words such as “will,” “believe,” “anticipate,” “expect,” “expectations,” “intend,” “plan,” “strategy,” “prospects,” “project,” “anticipate,” “should,” “guidance,” “outlook,” “confident,” “focused on achieving,” “view,” “target,” “goal,” “estimate” and other words of similar meaning in connection with a discussion of future operating or financial performance. These statements may include, among other things, projections, goals and assumptions that relate to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expense reduction efforts, the outcome of contingencies such as legal proceedings, anticipated organizational, business or regulatory changes, the effect of catastrophic events, both natural and man-made, and macroeconomic and/or geopolitical events, anticipated dispositions, monetization and/or acquisitions of businesses or assets, the successful integration of acquired businesses, management succession and retention plans, exposure to risk, trends in operations and financial results, and other statements that are not historical facts.

AIG | 2024 Form 10-K	35

All forward-looking statements involve risks, uncertainties and other factors that may cause actual results and financial condition to differ, possibly materially, from the results and financial condition expressed or implied in the forward-looking statements. Factors that could cause actual results to differ, possibly materially, from those in specific projections, targets, goals, plans, assumptions and other forward-looking statements include, without limitation:
•the impact of adverse developments affecting economic conditions in the markets in which we operate in the U.S. and globally, including financial market conditions, macroeconomic trends, fluctuations in interest rates and foreign currency exchange rates, inflationary pressures, including social inflation, pressures on the commercial real estate market, and an economic slowdown or recession and geopolitical events or conflicts;
•the occurrence of catastrophic events, both natural and man-made, which may be exacerbated by the effects of climate change;
•disruptions in the availability or accessibility of our or a third party’s information technology systems, including hardware and software, infrastructure or networks, and the inability to safeguard the confidentiality and integrity of customer, employee or company data due to cyberattacks, data security breaches or infrastructure vulnerabilities;
•our ability to effectively implement technological advancements, including the use of artificial intelligence (AI), and respond to competitors' AI and other technology initiatives;
•the effects of changes in laws and regulations, including those relating to privacy, data protection, cybersecurity and AI, and the regulation of insurance, in the U.S. and other countries in which we operate;
•our ability to successfully dispose of, monetize and/or acquire businesses or assets or successfully integrate acquired businesses, and the anticipated benefits thereof;
•concentrations in our investment portfolios, including our continuing equity market exposure to Corebridge Financial, Inc. (Corebridge);
•our reliance on third-party investment managers;
•changes in the valuation of our investments;
•our reliance on third parties to provide certain business and administrative services;
•availability of adequate reinsurance or access to reinsurance on acceptable terms;
•our ability to adequately assess risk and estimate related losses as well as the effectiveness of our enterprise risk management policies and procedures;
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
•our ability to address evolving global stakeholder expectations and regulatory requirements with respect to environmental, social and governance matters;
•the effects of sanctions and the failure to comply with those sanctions;
•our ability to effectively implement restructuring initiatives and potential cost-savings opportunities;
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
–Part I, Item 1A. Risk Factors of this Annual Report;
–this Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of this Annual Report; and
–our other filings with the Securities and Exchange Commission (SEC).

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

36	AIG | 2024 Form 10-K

Throughout the MD&A, we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.
We have incorporated into this discussion a number of cross-references to additional information included throughout this Annual Report to assist readers seeking additional information related to a particular subject.

AIG | 2024 Form 10-K	37

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
We use the following operating performance measures because we believe they enhance the understanding of the underlying profitability of continuing operations and trends of our segments. We believe they also allow for more meaningful comparisons with our insurance competitors. When we use these measures, reconciliations to the most comparable GAAP measure are provided on a consolidated basis in the Consolidated Results of Operations section of this MD&A.
Book value per share, excluding investments related cumulative unrealized gains and losses recorded in Accumulated other comprehensive income (loss) (AOCI) adjusted for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets (collectively, Investments AOCI) (Adjusted book value per share) is used to show the amount of our net worth on a per share basis after eliminating the fair value of investments that can fluctuate significantly from period to period due to changes in market conditions. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets held by AIG in support of Fortitude Re’s reinsurance obligations to AIG (Fortitude Re funds withheld assets) since these fair value movements are economically transferred to Fortitude Re. Adjusted book value per share is derived by dividing total AIG common shareholders’ equity, excluding Investments AOCI (AIG adjusted common shareholders' equity) by total common shares outstanding.
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
Book Value per share, excluding Investments AOCI, Goodwill, VOBA, VODA and Other intangible assets (Adjusted tangible book value per share) is used to provide a useful measure of the realizable shareholder value on a per share basis after eliminating the fair value of investments that can fluctuate significantly from period to period due to changes in market conditions and Fortitude Re funds withheld assets since these fair value movements are economically transferred to Fortitude Re. Adjusted tangible book value per share is derived by dividing AIG adjusted common equity, excluding intangible assets, (AIG adjusted tangible common shareholders’ equity) by total common shares outstanding.
Book value per share, excluding Investments AOCI, deferred tax assets (DTA) and AIG’s ownership interest in Corebridge (Core operating book value per share) is used to show the amount of our net worth on a per share basis after eliminating Investments AOCI, DTA and AIG’s ownership interest in Corebridge. We believe this measure is useful to investors because it eliminates the fair value of investments that can fluctuate significantly from period to period due to changes in market conditions. We also exclude the portion of DTA representing U.S. tax attributes related to net operating loss carryforwards (NOLs), corporate alternative minimum tax credits (CAMTCs) and foreign tax credits (FTCs) that have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As NOLs, CAMTCs and FTCs are utilized, the corresponding portion of the DTA utilized is included. We exclude AIG’s ownership interest in Corebridge since it is not a core long-term investment for AIG. Core operating book value per share is derived by dividing total AIG common shareholders’ equity, excluding Investments AOCI, DTA and AIG’s ownership interest in Corebridge (AIG core operating shareholders’ equity) by total common shares outstanding.
Return on equity – Adjusted after-tax income excluding Investments AOCI (Adjusted return on equity) is used to show the rate of return on common shareholders’ equity excluding Investments AOCI. We believe this measure is useful to investors because it eliminates the fair value of investments which can fluctuate significantly from period to period due to changes in market conditions. Adjusted return on equity is derived by dividing actual or, for interim periods, annualized adjusted after-tax income attributable to AIG common shareholders by average AIG adjusted common shareholders’ equity.
Return on Equity – Adjusted After-tax Income, Excluding Goodwill, VOBA, VODA and Other Intangible assets (Return on tangible equity) is used to show the return on AIG tangible common shareholder’s equity, which we believe is a useful measure of realizable shareholder value. We exclude Goodwill, VOBA, VODA and Other intangible assets from AIG common shareholders’ equity to derive AIG tangible common shareholders’ equity. Return on AIG tangible common equity is derived by dividing actual or, for interim periods, annualized adjusted after-tax income attributable to AIG common shareholders by average AIG tangible common shareholders' equity.

38	AIG | 2024 Form 10-K

ITEM 7 | Use of Non-GAAP Measures

Return on equity – Adjusted after-tax income excluding Investments AOCI, DTA and AIG’s ownership interest in Corebridge (Core operating return on equity) is used to show the rate of return on common shareholders’ equity excluding Investments AOCI, DTA and AIG’s ownership interest in Corebridge. We believe this measure is useful to investors because it eliminates the fair value of investments that can fluctuate significantly from period to period due to changes in market conditions. We also exclude the portion of DTA representing U.S. tax attributes related to NOLs, CAMTCs and FTCs that have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As NOLs, CAMTCs and FTCs are utilized, the corresponding portion of the DTA utilized is included. We exclude AIG’s ownership interest in Corebridge since it is not a core long-term investment for AIG. We believe this metric will provide investors with greater insight as to the underlying profitability of our property and casualty business. Core operating return on equity is derived by dividing actual or, for interim periods, annualized adjusted after-tax income attributable to AIG common shareholders by average AIG core operating shareholders’ equity.
Adjusted pre-tax income (APTI) is derived by excluding the items set forth below from income from continuing operations before income tax:
•changes in the fair values of equity securities, AIG's investment in Corebridge and gain on sale of shares;
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
•net results of businesses in run-off;
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
Adjusted after-tax income attributable to AIG common shareholders is derived by excluding the tax effected APTI adjustments described above, dividends on preferred stock and preferred stock redemption premiums, noncontrolling interest on net realized gains (losses), other non-operating expenses and the following tax items from net income attributable to AIG:
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

AIG | 2024 Form 10-K	39

ITEM 7 | Use of Non-GAAP Measures

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
•income taxes, in particular the recoverability of our deferred tax asset and establishment of provisions for uncertain tax positions; and
•goodwill impairment.

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

40	AIG | 2024 Form 10-K

ITEM 7 | Critical Accounting Estimates

Overview of Loss Reserving Process and Methods
Our loss reserves can generally be categorized into two distinct groups: short-tail reserves and long-tail reserves. Short-tail reserves consist principally of U.S. Property and Special Risks, UK/Europe Property and Special Risks, U.S. Personal Insurance, and UK/Europe and Japan Personal Insurance. Long-tail reserves include U.S. Workers’ Compensation, U.S. Excess Casualty, U.S. Other Casualty, U.S. Financial Lines, and UK/Europe Casualty and Financial Lines.
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

AIG | 2024 Form 10-K	41

ITEM 7 | Critical Accounting Estimates

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

42	AIG | 2024 Form 10-K

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

AIG | 2024 Form 10-K	43

ITEM 7 | Critical Accounting Estimates

Key Assumptions of our Actuarial Methods by Line of Business

Line of Business or Category	Key Assumptions
U.S. Workers’ Compensation
We generally use a combination of loss development and expected loss ratio methods for U.S. Workers’ Compensation as this is a long-tail line of business.
The tail factor is typically the most critical assumption, and small changes in the selected tail factor can have a material effect on our carried reserves. For example, the tail factors beyond twenty years for guaranteed cost business could vary by 1 percentage point below to 2.5 percentage points above those indicated in the 2024 detailed valuation review. For excess of deductible business, in our judgment, it is reasonably possible that tail factors beyond twenty years could vary by 1.5 percentage points below to 3 percentage points above those indicated in the 2024 detailed valuation review.

U.S. Excess Casualty
We utilize various loss cost trend assumptions for different segments of the portfolio. In our judgment, after evaluating the historical loss cost trends from prior accident years since the early 1990s, it is reasonably possible that actual loss cost trends applicable to the year-end 2024 detailed valuation review for U.S. Excess Casualty may range 5 percentage points lower or higher than this estimated loss trend. The loss cost trend assumption is critical for the U.S. Excess Casualty line of business due to the long-tail nature of the losses, and it is applied across many accident years. Thus, there is the potential for the loss reserves with respect to a number of accident years (the expected loss ratio years) to be significantly affected by changes in loss cost trends that were initially relied upon in setting the loss reserves. These changes in loss trends could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting losses.
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
In our judgment, after evaluating the historical loss development factors from prior accident years since the early 1990s, it is reasonably possible that the actual loss development factors could vary by an amount equivalent to a six month shift from those actually utilized in the year-end 2024 detailed valuation review. This would impact projections both for accident years where the selections were directly based on loss development methods as well as the a priori loss ratio assumptions for accident years with selections based on Bornhuetter Ferguson or Cape Cod methods. Similar to loss cost trends, these changes in loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting losses.
Given the very long-tail nature of this business, the tail factor selection can also have material impact on our carried reserves. The sensitivity around tail selection may also be a proxy for the sensitivity of a calendar year impact of monetary inflation on unpaid losses. It is reasonably possible for the tail factors for Excess Casualty could vary by 2 percentage points below to 3.5 percentage points above those indicated in the 2024 detailed valuation review.

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

U.S. Financial Lines
The loss cost trends for U.S. D&O liability business vary by year and subset. After evaluating the historical loss cost levels from prior accident years since the early 1990s, including the potential effect of losses relating to the credit crisis, in our judgment, it is reasonably possible that the actual variation in loss cost levels for these subsets could vary by approximately 10 percentage points lower or higher on a year-over-year basis than the assumptions actually utilized in the year-end 2024 reserve review. Because the U.S. D&O business has exhibited highly volatile loss trends from one accident year to the next, there is the possibility of an exceptionally high deviation. In our analysis, the effects of loss cost trend assumptions affect the results through the a priori loss ratio assumptions used for the Bornhuetter Ferguson and Cape Cod methods, which impact the projections for the more recent accident years.
The selected loss development factors are also an important assumption, but are less critical than for U.S. Excess Casualty. Because these lines are written on a claims made basis, the loss reporting and development tail is much shorter than for U.S. Excess Casualty. However, the high severity nature of the losses does create the potential for significant deviations in loss development patterns from one year to the next. Similar to U.S. Excess Casualty, after evaluating the historical loss development factors from prior accident years since the early 1990s, in our judgment, it is reasonably possible that actual loss development factors could change by an amount equivalent to a shift by six months from those actually utilized in the year-end 2024 reserve review.

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

44	AIG | 2024 Form 10-K

ITEM 7 | Critical Accounting Estimates

The following sensitivity analysis table summarizes the effect on the loss reserve position of using certain alternative loss cost trend (for accident years where we use expected loss ratio methods) or loss development factor assumptions rather than the assumptions actually used in determining our estimates in the year-end loss reserve analyses in 2024:

December 31, 2024	Increase (Decrease) to Loss Reserves		Increase (Decrease) to Loss Reserves
(in millions)
Loss cost trends:		Loss development factors:
U.S. Excess Casualty:		U.S. Excess Casualty:
5.0 percentage points increase	$850	3.5 percentage points tail factor increase	$1,200
5.0 percentage points decrease	(600)	2.0 percentage points tail factor decrease	(750)
		U.S. Excess Casualty:
		6-months slower	600
		6-months faster	(550)
U.S. Financial Lines (D&O)		U.S. Financial Lines (D&O)
10.0 percentage points increase	850	6-months slower	600
10.0 percentage points decrease	(600)	6-months faster	(500)
		U.S. Workers' Compensation:
		Tail factor increase(a)	900
		Tail factor decrease(b)	(550)
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

AIG | 2024 Form 10-K	45

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
GOODWILL IMPAIRMENT
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment annually, or more frequently if circumstances indicate an impairment may have occurred. A qualitative assessment may be performed, considering whether events or circumstances exist that lead to a determination that it is not more likely than not that the fair value of a segment is less than its carrying value. If management elects to perform a quantitative assessment to determine recoverability of carrying value or is compelled to do so based on the results of a qualitative assessment, the estimate of fair value involves applying one or a combination of common valuation approaches. These include discounted expected future cash flows, market-based earnings multiples and external appraisals, among other methods, all of which require management judgment and are subject to uncertainty, primarily as it relates to assumptions around business growth, earnings projections, and cost of capital.
For additional information on goodwill impairment, see Part I, Item 1A. Risk Factors – Estimates and Assumptions and Note 12 to the Consolidated Financial Statements.

46	AIG | 2024 Form 10-K

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
REGULATORY, INDUSTRY AND ECONOMIC FACTORS
Regulatory Environment
Our operations around the world are subject to regulation by many different types of regulatory authorities, including insurance and securities regulators in the United States and abroad. The insurance and financial services industries are generally subject to close regulatory scrutiny and supervision.
For information regarding our regulation and supervision by different regulatory authorities in the United States and abroad, see Part I, Item 1. Business – Regulation and Part I, Item 1A. Risk Factors – Regulation and Note 21 to the Consolidated Financial Statements.
Impact of Changes in the Interest Rate Environment
Certain U.S. benchmark rates continued to fluctuate in 2024 as markets reacted to change in inflation trends, geopolitical risk and the decisions of the Board of Federal Reserve System. Our Net investment income is impacted by market interest rates as well as the deployment of asset allocation strategies to enhance yield, manage duration and interest rate risk. The changes in interest rates and credit spreads impact our ability to reinvest future cash flows at rates equal or greater than the rates on sales and maturities. For additional information on our investment and asset-liability management strategies, see Investments.
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
General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

Years Ended December 31,				Percentage Change
Rate for 1 USD	2024	2023	2022	2024 vs 2023	2023 vs 2022
Major Currency:
GBP	0.78	0.81	0.81	(4)%	—%
EUR	0.92	0.93	0.95	(1)%	(2)%
JPY	150.61	139.79	129.67	8%	8%
Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

AIG | 2024 Form 10-K	47

ITEM 7 | Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three-year period ended December 31, 2024. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.
For information regarding the critical accounting estimates that affect our results of operations, see Critical Accounting Estimates above.
The following table presents our consolidated results of operations and other key financial metrics:

Years Ended December 31,				Percentage Change
(in millions)	2024	2023	2022	2024 vs 2023		2023 vs 2022
Revenues:
Premiums	$23,537	$25,564	$26,765	(8)%		(4)%
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	4,111	3,266	2,317	26		41
Net investment income - Fortitude Re funds withheld assets	144	180	53	(20)		240
Total net investment income	4,255	3,446	2,370	23		45
Net realized gains (losses):
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(434)	(734)	(207)	41		(255)
Net realized losses on Fortitude Re funds withheld assets	(39)	(71)	(99)	45		28
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(75)	(273)	1,133	73		NM
Total net realized gains (losses)	(548)	(1,078)	827	49		NM
Other income	7	6	34	17		(82)
Total revenues	27,251	27,938	29,996	(2)		(7)
Benefits, losses and expenses:
Losses and loss adjustment expenses incurred	14,567	15,393	15,461	(5)		—
Amortization of deferred policy acquisition costs	3,425	3,771	3,545	(9)		6
General operating and other expenses	5,529	5,399	6,159	2		(12)
Interest expense	462	516	603	(10)		(14)
(Gain) loss on extinguishment of debt	14	(37)	303	NM		NM
Net (gain) loss on divestitures and other	(616)	29	153	NM		(81)
Total benefits, losses and expenses	23,381	25,071	26,224	(7)		(4)
Income from continuing operations before income tax expense	3,870	2,867	3,772	35		(24)
Income tax expense:
Current	657	176	(452)	273		NM
Deferred	513	(50)	1,334	NM		NM
Income tax expense	1,170	126	882	NM		(86)
Income from continuing operations	2,700	2,741	2,890	(1)		(5)
Income (loss) from discontinued operations, net of income taxes	(3,626)	1,137	8,383	NM		(86)
Net income (loss)	(926)	3,878	11,273	NM		(66)
Less: Net income attributable to noncontrolling interests	478	235	1,046	103		(78)
Net income (loss) attributable to AIG	(1,404)	3,643	10,227	NM		(64)
Less: Dividends on preferred stock and preferred stock redemption premiums	22	29	29	(24)		—
Net income (loss) attributable to AIG common shareholders	$(1,426)	$3,614	$10,198	NM	%	(65)%

Years Ended December 31,	2024	2023	2022
Return on equity	(3.2)%	8.6%	20.7%
Adjusted return on equity	6.6	5.6	3.6
Return on tangible equity	8.1	8.5	N/A
Core operating return on equity	9.1	9.6	N/A

48	AIG | 2024 Form 10-K

ITEM 7 | Consolidated Results of Operations

(in millions, except per share data)	December 31, 2024	December 31, 2023
Balance sheet data:
Total assets	$161,322	$539,306
Long-term debt	8,764	10,375
Debt of consolidated investment entities	158	231
Total AIG shareholders’ equity	42,521	45,351
Book value per share	70.16	65.14
Adjusted book value per share	73.79	78.50
Tangible book value per share	63.98	59.60
Adjusted tangible book value per share	67.62	72.96
Core operating book value per share	61.75	52.74
NET INCOME (LOSS) ATTRIBUTABLE TO AIG COMMON SHAREHOLDERS
Years Ended December 31, 2024 and 2023 Comparison
Net income (loss) attributable to AIG common shareholders decreased $5.0 billion due to the following:
•a decrease in Income (loss) from discontinued operations, net of income taxes of $4.8 billion as a result of the deconsolidation of Corebridge;
•a decrease in underwriting income driven by unfavorable prior year reserve development of $254 million, which does not reflect the benefit of recoveries under a retroactive adverse development cover, as well as the sales of AIG Re and Crop Risk Services, Inc. (CRS), partially offset by improved portfolio performance and growth;
•an increase in net income attributable to noncontrolling interest of $243 million primarily driven by Corebridge; and
•an increase in income tax expense of $1.0 billion as a result of higher income before taxes and discrete tax benefits in the prior year primarily related to a reduction in the valuation allowance and developments related to the potential resolution of an IRS audit matter.
The decrease in Net income (loss) attributable to AIG common shareholders was partially offset by the following:
•an increase in Net investment income of $809 million primarily driven by dividends received from Corebridge of $162 million and changes in its stock price and gain on sale of shares of $439 million, higher income on available for sale fixed maturity securities of $121 million and an increase in the fair value of equity securities of $96 million; and
•an increase in Net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $300 million, primarily driven by a $85 million decrease in losses from sales of securities, lower derivative and hedge activity losses of $103 million and a $132 million increase in foreign exchange gains, partially offset by lower sales on alternative investments of $45 million.
Years Ended December 31, 2023 and 2022 Comparison
Net income (loss) attributable to AIG common shareholders decreased $6.6 billion due to the following:
•decrease in Income (loss) from discontinued operations, net of income taxes of $7.2 billion as a result of the decrease in net income of Corebridge;
•decrease in Net realized gains on Fortitude Re funds withheld embedded derivative of $1.4 billion driven by interest rate movements;
•decrease in Net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $527 million, driven by $324 million decrease in other derivative and hedge accounting, $142 million decrease in foreign exchange transactions and losses on sales of securities of $103 million; and
•decrease in Income tax expense of $756 million primarily attributable to lower income from continuing operations.
The decrease in Net income (loss) attributable to AIG common shareholders was partially offset by the following:
•higher net investment income of $1.1 billion primarily driven by higher income on available for sale fixed maturity securities of $884 million and an increase in fair value of fixed maturity securities where we elected the fair value option of $420 million as a result of the higher rate environment;
•lower income attributable to noncontrolling interest of $811 million driven by the decline in net income at Corebridge; and
•higher underwriting income in General Insurance of $387 million, including $86 million attributable to eliminating the international reporting lag, reflecting the continued earn-in of positive rate change, strong renewal retentions and new business production, as well as increased favorable prior year development and lower catastrophe losses. Underwriting income was negatively impacted by unfavorable movements in foreign exchange. For additional information on the elimination of the international reporting lag, see Note 1 to the to the Consolidated Financial Statements.

AIG | 2024 Form 10-K	49

ITEM 7 | Consolidated Results of Operations

INCOME TAX EXPENSE ANALYSIS
For the years ended December 31, 2024, 2023 and 2022, the effective tax rate on income (loss) from continuing operations was 30.2 percent, 4.4 percent and 23.4 percent, respectively.
For additional information, see Note 21 to the Consolidated Financial Statements.
NON-GAAP RECONCILIATIONS
The following table presents reconciliations of Book value per share to Adjusted book value per share, Tangible book value per share and Core operating book value per share, which are non-GAAP measures. For additional information, see Use of Non-GAAP Measures.

	December 31,
(in millions, except per share data)	2024	2023	2022
Total AIG shareholders' equity	$42,521	$45,351	$40,970
Preferred equity	—	485	485
Total AIG common shareholders' equity	42,521	44,866	40,485
Less: Investments related AOCI	(2,872)	(10,994)	(20,811)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(667)	(1,791)	(2,862)
Subtotal: Investments AOCI	(2,205)	(9,203)	(17,949)
AIG adjusted common shareholders' equity	$44,726	$54,069	$58,434

Total AIG common shareholders' equity	$42,521	$44,866	$40,485
Less Intangible Assets:
Goodwill	3,373	3,422	3,751
Value of distribution channel acquired	127	145	273
Other intangibles	243	249	415
Total intangibles assets	3,743	3,816	4,439
AIG tangible common shareholders' equity	$38,778	$41,050	$36,046

AIG adjusted common shareholders' equity	$44,726	$54,069	$58,434
Total intangibles assets	3,743	3,816	4,439
AIG adjusted tangible common shareholders' equity	$40,983	$50,253	$53,995

Total AIG common shareholders' equity	$42,521	$44,866	$40,485
Less: AIG's ownership interest in Corebridge	3,810	6,738	8,690
Less: Investments related AOCI - AIG	(2,872)	(3,084)	(1,693)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets - AIG	(667)	(573)	(682)
Subtotal: Investments AOCI - AIG	(2,205)	(2,511)	(1,011)
Less: Deferred tax assets	3,489	4,313	4,518
AIG core operating shareholders' equity	$37,427	$36,326	$28,288

Total common shares outstanding	606.1	688.8	734.1

Book value per share	$70.16	$65.14	$55.15
Adjusted book value per share	73.79	78.50	79.60
Tangible book value per share	63.98	59.60	49.10
Adjusted tangible book value per share	67.62	72.96	73.55
Core operating book value per share	61.75	52.74	38.53

50	AIG | 2024 Form 10-K

ITEM 7 | Consolidated Results of Operations

The following table presents reconciliations of Return on equity to Adjusted return on equity, Tangible return on equity and Core operating return on equity, which are non-GAAP measures. For additional information, see Use of Non-GAAP Measures.

Years Ended December 31,
(dollars in millions)	2024	2023	2022
Actual or annualized net income (loss) attributable to AIG common shareholders	$(1,426)	$3,614	$10,198

Actual or annualized adjusted after-tax income attributable to AIG common shareholders	$3,254	$3,205	$2,121

Average AIG common shareholders' equity	$44,051	$41,930	$49,338
Less: Average investments AOCI	(5,132)	(14,836)	(9,003)
Average AIG adjusted common shareholders' equity	$49,183	$56,766	$58,341

Average AIG common shareholders' equity	$44,051	$41,930
Less: Average intangibles	3,797	4,070
Average AIG tangible common shareholders' equity	$40,254	$37,860

Average AIG common shareholders' equity	$44,051	$41,930
Less: Average AIG's ownership interest in Corebridge	6,770	7,376
Less: Average Investments AOCI - AIG	(2,351)	(3,254)
Less: Average deferred tax assets	3,998	4,322
Average AIG core operating shareholders' equity	$35,634	$33,486

Return on equity	(3.2)%	8.6%	20.7%
Adjusted return on equity	6.6	5.6	3.6
Return on tangible equity	8.1	8.5	N/A
Core operating return on equity	9.1	9.6	N/A
The following table presents a reconciliation of pre-tax income (loss)/net income (loss) attributable to AIG to adjusted pre-tax income (loss)/adjusted after-tax income (loss) attributable to AIG:

Years Ended December 31,	2024				2023				2022
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(a)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(a)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(a)	After Tax
Pre-tax income/net income (loss), including noncontrolling interests	$3,870	$1,170	$—	$(926)	$2,867	$126	$—	$3,878	$3,772	$882	$—	$11,273
Noncontrolling interests(a)			(478)	(478)			(235)	(235)			(1,046)	(1,046)
Pre-tax income/net income (loss) attributable to AIG - including discontinued operations	$3,870	$1,170	$(478)	$(1,404)	$2,867	$126	$(235)	$3,643	$3,772	$882	$(1,046)	$10,227
Dividends on preferred stock and preferred stock redemption premiums				22				29				29
Net income (loss) attributable to AIG common shareholders				$(1,426)				$3,614				$10,198
Changes in uncertain tax positions and other tax adjustments		(239)	—	239		176	—	(176)		(147)	—	147
Deferred income tax valuation allowance releases(b)		30	—	(30)		365	—	(365)		174	—	(174)
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain on sale of shares	(586)	(123)	—	(463)	(53)	(11)	—	(42)	(29)	(6)	—	(23)
(Gain) loss on extinguishment of debt and preferred stock redemption premiums	14	3	—	26	(37)	(8)	—	(29)	303	64	—	239
Net investment income on Fortitude Re funds withheld assets	(144)	(30)	—	(114)	(180)	(38)	—	(142)	(53)	(11)	—	(42)
Net realized losses on Fortitude Re funds withheld assets	39	8	—	31	71	15	—	56	99	21	—	78
Net realized losses on Fortitude Re funds withheld embedded derivative	75	16	—	59	273	57	—	216	(1,133)	(238)	—	(895)
Net realized losses(c)	428	95	—	333	743	128	—	615	268	56	—	212
(Income) loss from discontinued operations				3,626				(1,137)				(8,383)
Net gain on divestitures and other	(616)	(128)	—	(488)	29	149	—	(120)	153	32	—	121
Non-operating litigation reserves and settlements	—	—	—	—	1	—	—	1	(16)	(3)	—	(13)
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	105	22	—	83	(62)	(13)	—	(49)	(160)	(34)	—	(126)
Net loss reserve discount (benefit) charge	226	47	—	179	195	41	—	154	(703)	(148)	—	(555)
Net results of businesses in run-off(d)	111	24	—	87	31	7	—	24	(25)	(5)	—	(20)

AIG | 2024 Form 10-K	51

ITEM 7 | Consolidated Results of Operations

Years Ended December 31,	2024				2023				2022
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(a)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(a)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(a)	After Tax
Pension expense related to lump sum payments to former employees	—	—	—	—	71	15	—	56	59	12	—	47
Integration and transaction costs associated with acquiring or divesting businesses	39	8	—	31	6	1	—	5	12	3	—	9
Restructuring and other costs(e)	745	156	—	589	356	75	—	281	423	89	—	334
Non-recurring costs related to regulatory or accounting changes	18	4	—	14	22	5	—	17	26	5	—	21
Net impact from elimination of international reporting lag(f)	—	—	—	—	(12)	(3)	—	(9)	(127)	(27)	—	(100)
Noncontrolling interests(a)			478	478			235	235			1,046	1,046
Adjusted pre-tax income/Adjusted after-tax income attributable to AIG common shareholders	$4,324	$1,063	$—	$3,254	$4,321	$1,087	$—	$3,205	$2,869	$719	$—	$2,121
Weighted average diluted shares outstanding				657.3				725.2				787.9
Income (loss) per common share attributable to AIG common shareholders (diluted)				$(2.17)				$4.98				$12.94
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)				$4.95				$4.42				$2.69
(a)Noncontrolling interest primarily relates to Corebridge and is the portion of Corebridge earnings that AIG did not own. Corebridge is consolidated until June 9, 2024. The historical results of Corebridge owned by AIG are reflected in the Income (loss) from discontinued operations, net of income taxes.
(b)The year ended December 31, 2023 includes a valuation allowance release related to a portion of certain tax attribute carryforwards of AIG's U.S. federal consolidated income tax group, as well as valuation allowance changes in certain foreign jurisdictions.
(c)Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.
(d)In the fourth quarter of 2024, AIG realigned and began excluding the net results of run-off businesses previously reported in Other Operations from Adjusted pre-tax income. Historical results have been recast to reflect these changes.
(e)In the year ended December 31, 2024, Restructuring and other costs increased primarily as a result of employee-related costs, including severance, and real estate impairment charges.
(f)For additional information, see Note 1 to the Consolidated Financial Statements.
PRE-TAX INCOME (LOSS) COMPARISON
Pre-tax income (loss) was $3.9 billion, $2.9 billion and $3.8 billion in the years ended December 31, 2024, 2023 and 2022, respectively.
For the main drivers impacting AIG’s results of operations, see – Net Income (Loss) Attributable to AIG Common Shareholders above.
ADJUSTED PRE-TAX INCOME (LOSS) COMPARISON
Adjusted pre-tax income (loss) was $4.3 billion, $4.3 billion and $2.9 billion in the years ended December 31, 2024, 2023 and 2022, respectively.
For the main drivers impacting AIG’s adjusted pre-tax income (loss), see Business Segment Operations.

52	AIG | 2024 Form 10-K

ITEM 7 | Consolidated Results of Operations

The following table presents a reconciliation of General Insurance and Other Operations Net investment income and other/pre-tax income (loss) to Net investment income and other, APTI basis/adjusted pre-tax income (loss):

Years Ended December 31,	2024				2023				2022
	General Insurance		Other Operations		General Insurance		Other Operations		General Insurance		Other Operations
(in millions)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)
Net investment income and other/Pre-tax income (loss)	$3,215	$4,474	$1,047	$(604)	$3,150	$4,308	$302	$(1,441)	$2,474	$5,175	$(70)	$(1,403)
Consolidation and Eliminations	—	—	—	—	—	—	13	—	—	—	(14)	—
Other income (expense) - net	(31)	—	18	—	(49)	—	39	—	(51)	—	1	—
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain on sale of shares	(73)	(73)	(513)	(513)	(84)	(84)	31	31	(9)	(9)	(20)	(20)
(Gain) loss on extinguishment of debt	—	—	—	14	—	—	—	(37)	—	—	—	303
Net investment income on Fortitude Re funds withheld assets	(44)	(44)	(100)	(100)	(4)	(4)	(176)	(176)	(6)	(6)	(47)	(47)
Net realized losses on Fortitude Re funds withheld assets	—	8	—	31	—	1	—	70	—	—	—	99
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	—	—	—	75	—	(18)	—	291	—	(70)	—	(1,063)
Net realized (gains) losses	(7)	330	(1)	98	10	731	2	12	15	136	46	132
Net loss (gain) on divestitures and other	—	(522)	—	(94)	—	18	—	11	—	15	—	138
Non-operating litigation reserves and settlements	—	—	—	—	—	—	—	1	—	(14)	—	(2)
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	101	—	4	—	(42)	—	(20)	—	(197)	—	37
Net loss reserve discount (benefit) charge	—	226	—	—	—	195	—	—	—	(703)	—	—
Net results of businesses in run-off	—	—	(17)	111	—	—	(21)	31	—	—	(6)	(25)
Pension expense related to lump sum payments to former employees	—	—	—	—	—	60	—	11	—	31	—	28
Integration and transaction costs associated with acquiring or divesting businesses	—	—	—	39	—	1	—	5	—	1	—	11
Restructuring and other costs	—	459	—	286	—	195	—	161	—	172	—	251
Non-recurring costs related to regulatory or accounting changes	—	18	—	—	—	22	—	—	—	26	—	—
Net impact from elimination of international reporting lag	—	—	—	—	(1)	(12)	—	—	(41)	(127)	—	—
Net investment income and other, APTI basis/Adjusted pre-tax income (loss)	$3,060	$4,977	$434	$(653)	$3,022	$5,371	$190	$(1,050)	$2,382	$4,430	$(110)	$(1,561)

Business Segment Operations
In the fourth quarter of 2024, the Company realigned its organizational structure and the composition of its reportable segments to reflect changes in how the Company manages its operations, specifically the level at which its chief operating decision makers (CODMs) regularly review operating results and allocate resources. Our CODMs are the chief executive officer (CEO) and chief financial officer (CFO). The CODMs evaluate performance of the segments based on underwriting income (loss). The CODMs use this measure to benchmark AIG’s performance, assessing performance of the segments and in establishing management’s compensation.
As of December 31, 2024, AIG reports the results of its businesses through three segments and Other Operations. The three segments are North America Commercial, International Commercial and Global Personal. Other Operations predominantly consists of Net Investment Income from our AIG Parent liquidity portfolio, Corebridge dividend income, corporate General operating expenses, and Interest expense. Prior years’ presentations have been recast to conform to the new reportable segments. Our General Insurance business (General Insurance) consists of our three segments and the Net investment income related to our insurance operations.

AIG | 2024 Form 10-K	53

ITEM 7 | Business Segment Operations | General Insurance

General Insurance
Commercial Lines is managed by our geographic markets of North America and International, while Personal Insurance is managed globally. Our global presence is underpinned by our multinational capabilities to provide Commercial Lines and Personal Insurance products within these geographic markets.
PRODUCTS AND DISTRIBUTION

North America Commercial consists of insurance businesses in the United States, Canada and Bermuda.
International Commercial consists of insurance businesses in Japan, the United Kingdom, Europe, Middle East and Africa (EMEA region), Asia Pacific, Latin America and Caribbean, and China. International Commercial also includes the results of Talbot Holdings Ltd. (Talbot) as well as AIG’s Global Specialty business.

Global Personal consists primarily of insurance businesses in the United States as well as Japan, the United Kingdom, Europe, Middle East and Africa (EMEA region), Asia Pacific, Latin America and Caribbean, and China.

Commercial Lines
Property & Short Tail: Products include commercial and industrial property, including business interruption, as well as package insurance products and services that cover exposures to man-made and natural disasters.
Casualty: Products include general liability, environmental, commercial automobile liability, workers’ compensation, excess casualty and crisis management insurance products. Casualty also includes risk-sharing and other customized structured programs for large corporate and multinational customers.
Financial Lines: Products include professional liability insurance for a range of businesses and risks, including directors and officers, mergers and acquisitions, fidelity, employment practices, fiduciary liability, cyber risk, kidnap and ransom, and errors and omissions insurance.
Global Specialty: Products include marine, energy-related property insurance products, aviation, political risk, trade credit, trade finance and portfolio solutions.
On July 3, 2023, AIG completed the sale of CRS to American Financial Group, Inc. and in substance, AIG exited the crop business. For periods prior to the sale of CRS, the underwriting results are included in adjusted pre-tax income of General Insurance – North America Commercial.
On November 1, 2023, AIG completed the sale of Validus Reinsurance, Ltd. (Validus Re), including AlphaCat Managers Ltd. and Talbot Treaty reinsurance business to RenaissanceRe Holdings Ltd. (RenaissanceRe). For periods prior to the sale of Validus Re, the underwriting results are included in adjusted pre-tax income of General Insurance – North America Commercial.
For additional information, see Note 1 to the Consolidated Financial Statements.
Personal Insurance
Global Accident & Health: Products include group personal accident and business travel products for employees, associations and other organizations, and voluntary and sponsor-paid personal accident and supplemental health products for individuals.
On December 2, 2024, AIG completed the sale of its global individual personal travel insurance and assistance business to Zurich Insurance Group. The agreement includes the Travel Guard business and its servicing capabilities, excluding our travel insurance businesses in Japan and our AIG joint venture arrangement in India. Travel coverages offered through AIG’s Global Accident & Health business are also excluded from this agreement. For additional information, see Note 4 to the Consolidated Financial Statements.

54	AIG | 2024 Form 10-K

ITEM 7 | Business Segment Operations | General Insurance

Personal Lines: Products include personal auto and homeowners in selected markets, comprehensive extended warranty, device protection insurance, home warranty and related services, and insurance for high net-worth individuals offered through Private Client Select (PCS) in the U.S. that covers auto, homeowners, umbrella, yacht, fine art and collections.

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

INDUSTRY AND ECONOMIC FACTORS
The results of General Insurance for the year ended December 31, 2024 reflect continued strong performance from our Commercial Lines portfolio and focused execution on our portfolio management strategies within Personal Insurance. Across North America Commercial and International Commercial we have seen increased demand for our insurance products and strong growth in new business. We continue to monitor the impact of inflation and other economic factors on rate adequacy and loss cost trends. Similarly, we are monitoring monetary policy actions taken or anticipated to be taken by central banks and the corresponding impact on market interest rates.

AIG | 2024 Form 10-K	55

ITEM 7 | Business Segment Operations | General Insurance

General Insurance – North America Commercial
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

General Insurance – International Commercial
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

General Insurance – Global Personal
Global Personal serves individuals as well as group and corporate clients across a broad range of products, markets, and client profiles. Amid competitive market conditions, we continue to benefit from improved underwriting quality and portfolio diversity, as well as investment in expanded capabilities and strategic distribution partnerships.

GENERAL INSURANCE RESULTS

Years Ended December 31,				Change
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Underwriting results:
Net premiums written	$23,902	$26,719	$25,512	(11)%	5%
Increase in unearned premiums	(445)	(1,628)	(172)	73	NM
Net premiums earned	23,457	25,091	25,340	(7)	(1)
Losses and loss adjustment expenses incurred(a)	14,038	14,775	15,407	(5)	(4)
Acquisition expenses:
Amortization of deferred policy acquisition costs	3,413	3,623	3,533	(6)	3
Other acquisition expenses	1,137	1,279	1,365	(11)	(6)
Total acquisition expenses	4,550	4,902	4,898	(7)	—
General operating expenses	2,952	3,065	2,987	(4)	3
Underwriting income	1,917	2,349	2,048	(18)	15
Net investment income	3,060	3,022	2,382	1	27
Adjusted pre-tax income	$4,977	$5,371	$4,430	(7)%	21%
Loss ratio(a)	59.8	58.9	60.8	0.9	(1.9)
Acquisition ratio	19.4	19.5	19.3	(0.1)	0.2
General operating expense ratio	12.6	12.2	11.8	0.4	0.4
Expense ratio	32.0	31.7	31.1	0.3	0.6
Combined ratio(a)	91.8	90.6	91.9	1.2	(1.3)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(5.0)	(4.3)	(5.0)	(0.7)	0.7
Prior year development, net of reinsurance and prior year premiums	1.4	1.4	1.8	—	(0.4)
Accident year loss ratio, as adjusted	56.2	56.0	57.6	0.2	(1.6)
Accident year combined ratio, as adjusted	88.2	87.7	88.7	0.5	(1.0)
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

56	AIG | 2024 Form 10-K

ITEM 7 | Business Segment Operations | General Insurance

The following table presents General Insurance net premiums written by segment, showing change on both reported and constant dollar basis:

Years Ended December 31,				Percentage Change in U.S. dollars		Percentage Change in Original Currency
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022	2024 vs 2023	2023 vs 2022
North America Commercial	$8,452	$11,432	$10,899	(26)%	5%	(26)%	5%
International Commercial	8,364	8,168	7,877	2	4	3	5
Global Personal	7,086	7,119	6,736	—	6	2	10
Total net premiums written	$23,902	$26,719	$25,512	(11)%	5%	(10)%	6%
The following tables present General Insurance accident year catastrophes(a) by segment and number of events:

(dollars in millions)	# of Events		North America Commercial	International Commercial	Global Personal	Total
Years Ended December 31, 2024
Flooding, rainstorms and other	3		$2	$98	$—	$100
Windstorms and hailstorms	17		700	133	135	968
Winter storms	2		44	1	7	52
Wildfires	1		41	—	—	41
Earthquakes	1		—	7	—	7
Reinstatement premiums			12	(2)	—	10
Total catastrophe-related charges	24		$799	$237	$142	$1,178
Years Ended December 31, 2023
Flooding, rainstorms and other	3		$10	$72	$20	$102
Windstorms and hailstorms	26		396	186	126	708
Winter storms	2		24	4	17	45
Wildfires	2		131	19	13	163
Earthquakes	1		20	29	—	49
Reinstatement premiums			31	(1)	1	31
Total catastrophe-related charges	34		$612	$309	$177	$1,098
Years Ended December 31, 2022
Flooding, rainstorms and other	3		$53	$103	$2	$158
Windstorms and hailstorms	18		484	137	116	737
Winter storms	5		141	21	45	207
Earthquakes	1		—	16	3	19
Russia / Ukraine	N/A	(b)	10	97	—	107
Reinstatement premiums			51	31	2	84
Total catastrophe-related charges	27		$739	$405	$168	$1,312
(a)Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil unrest that exceed the $10 million threshold.
(b)As the Russia/Ukraine conflict continues to evolve the number of events is yet to be determined.
NORTH AMERICA COMMERCIAL RESULTS

Years Ended December 31,				Change
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Underwriting results:
Net premiums written	$8,452	$11,432	$10,899	(26)%	5%
Increase in unearned premiums	(280)	(1,199)	(455)	77	(164)
Net premiums earned	8,172	10,233	10,444	(20)	(2)
Losses and loss adjustment expenses incurred(a)	5,713	6,323	7,218	(10)	(12)
Acquisition expenses:
Amortization of deferred policy acquisition costs	824	1,371	1,381	(40)	(1)
Other acquisition expenses	222	231	174	(4)	33
Total acquisition expenses	1,046	1,602	1,555	(35)	3
General operating expenses	865	953	927	(9)	3
Underwriting income	$548	$1,355	$744	(60)%	82%

AIG | 2024 Form 10-K	57

ITEM 7 | Business Segment Operations | General Insurance

Years Ended December 31,				Change
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Loss ratio(a)	69.9	61.8	69.1	8.1	(7.3)
Acquisition ratio	12.8	15.7	14.9	(2.9)	0.8
General operating expense ratio	10.6	9.3	8.9	1.3	0.4
Expense ratio	23.4	25.0	23.8	(1.6)	1.2
Combined ratio(a)	93.3	86.8	92.9	6.5	(6.1)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(9.7)	(5.9)	(6.9)	(3.8)	1.0
Prior year development, net of reinsurance and prior year premiums	1.5	3.7	0.7	(2.2)	3.0
Accident year loss ratio, as adjusted	61.7	59.6	62.9	2.1	(3.3)
Accident year combined ratio, as adjusted	85.1	84.6	86.7	0.5	(2.1)
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
Business and Financial Highlights
Net Premiums Written Comparison for the Years Ended December 31, 2024 and 2023
Net premiums written decreased by $3.0 billion driven by the sales of AIG Re and CRS, partially offset by growth in Casualty.
Net Premiums Written Comparison for the Years Ended December 31, 2023 and 2022
Net premiums written increased by $533 million, particularly in AIG Re and Property driven by continued positive rate change, higher renewal retentions and strong new business production, partially offset by decreases in Crop as a consequence of the CRS sale and Financial Lines.
Underwriting Income (Loss) Comparison for the Years Ended December 31, 2024 and 2023
Underwriting income decreased by $807 million primarily due to:
•lower net favorable prior year development (2.2 points or $252 million), primarily from Casualty which turned unfavorable driven by a large settlement of a legacy mass tort claim with most of the gross loss in accident years covered under the adverse development cover, partially offset by Financial Lines which turned favorable and higher favorable development in Property;
•higher Catastrophe losses (3.8 points or $187 million); and
•the sales of AIG Re and CRS.
This decrease was partially offset by a lower expense ratio (1.6 points) reflecting a lower acquisition ratio (2.9 points), partially offset by an increase in general operating expense ratio (1.3 points), primarily driven by changes in business mix including the impact from the sales of AIG Re and CRS.
Underwriting Income (Loss) Comparison for the Years Ended December 31, 2023 and 2022
Underwriting income increased by $611 million primarily due to:
•improvement in the accident year loss ratio, as adjusted (3.3 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions;
•higher net favorable prior year reserve development (3.0 points or $327 million), primarily due to lower unfavorable development in Financial Lines, partially offset by lower favorable development in Casualty; and
•lower catastrophe losses (1.0 points or $127 million).
This increase was partially offset by:
•a higher expense ratio (1.2 points) reflecting a higher acquisition ratio (0.8 points) primarily driven by changes in business mix as well as an increase in general operating expense ratio (0.4 points).

58	AIG | 2024 Form 10-K

ITEM 7 | Business Segment Operations | General Insurance

INTERNATIONAL COMMERCIAL RESULTS

Years Ended December 31,				Change
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Underwriting results:
Net premiums written	$8,364	$8,168	$7,877	2%	4%
Increase in unearned premiums	(219)	(204)	(176)	(7)	(16)
Net premiums earned	8,145	7,964	7,701	2	3
Losses and loss adjustment expenses incurred	4,463	4,641	4,301	(4)	8
Acquisition expenses:
Amortization of deferred policy acquisition costs	1,018	943	938	8	1
Other acquisition expenses	342	350	378	(2)	(7)
Total acquisition expenses	1,360	1,293	1,316	5	(2)
General operating expenses	1,095	1,028	945	7	9
Underwriting income	$1,227	$1,002	$1,139	22%	(12)%
Loss ratio	54.8	58.3	55.8	(3.5)	2.5
Acquisition ratio	16.7	16.2	17.1	0.5	(0.9)
General operating expense ratio	13.4	12.9	12.3	0.5	0.6
Expense ratio	30.1	29.1	29.4	1.0	(0.3)
Combined ratio	84.9	87.4	85.2	(2.5)	2.2
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(2.9)	(3.9)	(5.0)	1.0	1.1
Prior year development, net of reinsurance and prior year premiums	1.0	(1.8)	1.6	2.8	(3.4)
Accident year loss ratio, as adjusted	52.9	52.6	52.4	0.3	0.2
Accident year combined ratio, as adjusted	83.0	81.7	81.8	1.3	(0.1)
Business and Financial Highlights
Net Premiums Written Comparison for the Years Ended December 31, 2024 and 2023
Net premiums written, excluding the unfavorable impact of foreign exchange ($16 million), increased by $212 million primarily due to growth in Property, Specialty and Casualty driven by strength of renewal retentions and new business production, partially offset by the sale of AIG Re and lower production in Financial Lines.
Net Premiums Written Comparison for the Years Ended December 31, 2023 and 2022
Net premiums written, excluding the unfavorable impact of foreign exchange ($79 million), increased by $370 million primarily due to growth in Property and Specialty driven by continued positive rate change and strong new business production, partially offset by a decrease in Financial Lines.
Underwriting Income (Loss) Comparison for the Years Ended December 31, 2024 and 2023
Underwriting income increased by $225 million primarily due to:
•net favorable prior year reserve development of $73 million in 2024 compared to net unfavorable prior year reserve development of $140 million in 2023 (2.8 points or $213 million), primarily as a result of Specialty and Property which turned favorable and lower unfavorable development within Casualty, partially offset by Financial Lines development which turned unfavorable; and
•lower catastrophe losses (1.0 points or $72 million).
This increase was partially offset by:
•a higher expense ratio (1.0 points) reflecting an acquisition ratio (0.5 points) and general operating expense ratio (0.5 points) primarily driven by changes in business mix; and
•a higher accident year loss ratio, as adjusted (0.3 points) due to changes in business mix.
Underwriting Income (Loss) Comparison for the Years Ended December 31, 2023 and 2022
Underwriting income decreased by $137 million primarily due to:
•net unfavorable prior year reserve development of $140 million in 2023 compared to net favorable development in 2022 of $135 million (3.4 points or $275 million), primarily as a result of lower favorable development in Specialty, unfavorable development in Property and higher unfavorable development in Casualty, partially offset by favorable development in Financial Lines; and
•a higher accident year loss ratio, as adjusted (0.2 points) due to changes in business mix.

AIG | 2024 Form 10-K	59

ITEM 7 | Business Segment Operations | General Insurance

This decrease was partially offset by:
•lower catastrophe losses (1.1 points or $96 million); and
•a lower expense ratio (0.3 points) reflecting a lower acquisition ratio (0.9 points) primarily driven by changes in business mix and improved commission terms, partially offset by an increase in the general operating expense ratio (0.6 points).
GLOBAL PERSONAL RESULTS

Years Ended December 31,				Change
(in millions)	2024	2023	2022	2024 vs 2023		2023 vs 2022
Underwriting results:
Net premiums written	$7,086	$7,119	$6,736	—%		6%
(Increase) decrease in unearned premiums	54	(225)	459	NM		NM
Net premiums earned	7,140	6,894	7,195	4		(4)
Losses and loss adjustment expenses incurred	3,862	3,811	3,888	1		(2)
Acquisition expenses:
Amortization of deferred policy acquisition costs	1,571	1,309	1,214	20		8
Other acquisition expenses	573	698	813	(18)		(14)
Total acquisition expenses	2,144	2,007	2,027	7		(1)
General operating expenses	992	1,084	1,115	(8)		(3)
Underwriting income (loss)	$142	$(8)	$165	NM	%	NM	%
Loss ratio	54.1	55.3	54.0	(1.2)		1.3
Acquisition ratio	30.0	29.1	28.2	0.9		0.9
General operating expense ratio	13.9	15.7	15.5	(1.8)		0.2
Expense ratio	43.9	44.8	43.7	(0.9)		1.1
Combined ratio	98.0	100.1	97.7	(2.1)		2.4
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(2.0)	(2.6)	(2.3)	0.6		(0.3)
Prior year development, net of reinsurance and prior year premiums	1.6	1.8	3.8	(0.2)		(2.0)
Accident year loss ratio, as adjusted	53.7	54.5	55.5	(0.8)		(1.0)
Accident year combined ratio, as adjusted	97.6	99.3	99.2	(1.7)		0.1
Business and Financial Highlights
Net Premiums Written Comparison for the Years Ended December 31, 2024 and 2023
Net premiums written, excluding the unfavorable impact of foreign exchange ($199 million), increased by $166 million primarily due to Personal Auto and PCS, partially offset by lower production in Warranty.
Net Premiums Written Comparison for the Years Ended December 31, 2023 and 2022
Net premiums written, excluding the unfavorable impact of foreign exchange ($240 million), increased by $623 million primarily due to PCS resulting from changes in our reinsurance program.
Underwriting Income (Loss) Comparison for the Years Ended December 31, 2024 and 2023
Underwriting income increased by $150 million primarily due to:
•improvement in the accident year loss ratio, as adjusted (0.8 points) primarily driven by changes in business mix along with continued positive rate change;
•a lower expense ratio (0.9 points) reflecting a lower general operating expense ratio (1.8 points), partially offset by higher acquisition ratio (0.9 points) primarily driven by change in business mix; and
•lower catastrophe losses (0.6 points or $35 million).
Underwriting Income (Loss) Comparison for the Years Ended December 31, 2023 and 2022
Underwriting income decreased by $173 million primarily due to:
•lower net favorable prior year reserve development (2.0 points or $156 million), primarily in Personal Auto;
•a higher expense ratio of (1.1 points) reflecting a higher acquisition ratio (0.9 points) as well as increase in general operating expense ratio (0.2 points) primarily driven by changes in business mix; and
•higher catastrophe losses (0.3 points or $9 million).

60	AIG | 2024 Form 10-K

ITEM 7 | Business Segment Operations | General Insurance

This decrease was partially offset by:
•improvement in the accident year loss ratio, as adjusted (1.0 points) primarily driven by changes in business mix along with continued positive rate change, focused risk selection and improved terms and conditions.

Other Operations
Other Operations predominantly consists of Net Investment Income from our AIG Parent liquidity portfolio, Corebridge dividend income, corporate General operating expenses, and Interest expense.

OTHER OPERATIONS RESULTS

Years Ended December 31,				Change
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Net investment income and other	$434	$190	$(110)	128%	NM	%
Benefits, losses and expenses:
Corporate and other general operating expenses	623	698	850	(11)	(18)
Amortization of intangible assets	18	27	40	(33)	(33)
Interest expense	445	498	624	(11)	(20)
Total benefits, losses and expenses	1,086	1,223	1,514	(11)	(19)
Adjusted pre-tax loss before consolidation and eliminations	(652)	(1,033)	(1,624)	37	36
Consolidation and eliminations	(1)	(17)	63	94	NM
Adjusted pre-tax loss*	$(653)	$(1,050)	$(1,561)	38%	33%
*In the fourth quarter of 2024, AIG realigned and began excluding the net results of run-off businesses previously reported in Other Operations from Adjusted pre-tax income. Historical results have been recast to reflect these changes.
YEARS ENDED DECEMBER 31, 2024 AND 2023 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations was $652 million in 2024 compared to $1.0 billion in 2023, a decrease of $381 million, primarily due to:
•higher net investment income and other of $244 million due to dividend income from Corebridge in 2024 compared to $0 in 2023 and on AIG Parent portfolio due to higher yields and higher average balance;
•lower corporate general operating expenses of $75 million primarily driven by employee related costs and other operating expenses; and
•lower interest expense of $53 million primarily driven by interest savings from $3.5 billion debt repurchases, through cash tender offers and debt redemption and maturity in 2023 and 2024, offset by interest expense of $10 million on $750 million Senior unsecured debt issued in the first quarter of 2023.
YEARS ENDED DECEMBER 31, 2023 AND 2022 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations of $1.0 billion in 2023 compared to $1.6 billion in 2022, a decrease of $591 million, was primarily due to:
•higher net investment income and other of $300 million primarily driven by AIG Parent portfolio due to higher yields and higher average balance;
•lower corporate general operating expenses of $152 million primarily driven by a reduction in employee related costs and other operating expenses; and
•lower interest expense of $126 million primarily driven by interest savings from $11.0 billion debt repurchases, through cash tender offers and debt redemption and maturity in 2022 and 2023.

AIG | 2024 Form 10-K	61

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
Our Investment Management Agreements with BlackRock, Inc.
Since April 2022, AIG insurance company subsidiaries have entered into separate investment management agreements with BlackRock, Inc. and its investment advisory affiliates (BlackRock). As of December 31, 2024, BlackRock manages $62 billion of our investment portfolio, consisting of liquid fixed income, certain private placements and private equity assets. In addition, liquid fixed income assets associated with the Fortitude Re funds withheld asset portfolio were separately transferred to BlackRock for management in 2022.

INVESTMENT HIGHLIGHTS IN 2024

•Blended investment yields on new investments are higher than blended rates on investments that were sold, matured or called during this period. We continued to make investments in structured securities and other fixed maturity securities with attractive risk-adjusted return characteristics to improve yields and increase net investment income.
•Total Net investment income increased for the year ended December 31, 2024 compared to the same period in the prior year, primarily due to dividend income from AIG's equity in Corebridge, higher income on available for sale fixed maturity securities and short term instruments, partially offset by mortgage loans.

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

62	AIG | 2024 Form 10-K

ITEM 7 | Investments

•Outside of the U.S., fixed maturity securities held by our insurance companies consist primarily of investment-grade securities generally denominated in the currencies of the countries in which we operate.
•We also utilize derivatives to manage our asset and liability duration as well as currency exposures.
Asset-Liability Management
The investment strategy within the General Insurance companies focuses on growth of surplus, maintenance of sufficient liquidity for unanticipated insurance claims, and preservation of capital. General Insurance invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies have an average duration of 3.8 years, with an average of 4.2 years for North America and 3.0 years for International.
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
Available-for-Sale Investments
The following table presents the fair value of our available-for-sale securities:

(in millions)	December 31, 2024	December 31, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$3,267	$4,395
Obligations of states, municipalities and political subdivisions	3,143	4,833
Non-U.S. governments	8,107	8,396
Corporate debt	31,826	32,346
Mortgage-backed, asset-backed and collateralized:
RMBS	8,604	6,207
CMBS	3,926	4,147
CLO/ABS	5,133	4,918
Total mortgage-backed, asset-backed and collateralized	17,663	15,272
Total bonds available for sale*	$64,006	$65,242
*At December 31, 2024 and 2023, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $3.6 billion and $5.2 billion, respectively.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

(in millions)	December 31, 2024	December 31, 2023
Canada	$1,384	$1,340
Germany	834	929
Japan	555	699
United Kingdom	416	478
France	360	430
Australia	335	314
Israel	312	201
Korea, Republic of	268	293
Malaysia	220	183
Denmark	205	227
Other	3,242	3,326
Total	$8,131	$8,420

AIG | 2024 Form 10-K	63

ITEM 7 | Investments

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	December 31, 2024					December 31, 2023 Total
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products	Total
Euro-Zone countries:
France	$360	$1,136	$481	$12	$1,989	$2,068
Germany	834	223	750	56	1,863	2,042
Netherlands	164	448	297	26	935	940
Ireland	9	57	112	406	584	231
Italy	21	88	260	—	369	420
Spain	9	149	110	53	321	353
Denmark	205	45	7	—	257	297
Belgium	33	123	73	13	242	276
Luxembourg	17	60	80	—	157	227
Finland	9	63	6	1	79	95
Other Euro-Zone	226	24	35	14	299	194
Total Euro-Zone	$1,887	$2,416	$2,211	$581	$7,095	$7,143
Remainder of Europe:
United Kingdom	$416	$1,228	$1,379	$239	$3,262	$3,696
Switzerland	15	186	283	—	484	589
Sweden	117	144	30	—	291	342
Norway	64	37	9	—	110	150
Jersey (Channel Islands)	3	11	9	71	94	5
Other - Remainder of Europe	37	3	8	2	50	31
Total - Remainder of Europe	$652	$1,609	$1,718	$312	$4,291	$4,813
Total	$2,539	$4,025	$3,929	$893	$11,386	$11,956
Investments in Municipal Bonds
At December 31, 2024, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 98 percent of the portfolio rated A or higher.
The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	December 31, 2024
(in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value	December 31, 2023 Total Fair Value
California	$196	$135	$385	$716	$903
New York	37	72	313	422	746
Texas	1	138	126	265	490
Massachusetts	50	13	136	199	209
Florida	1	—	142	143	227
Pennsylvania	51	—	82	133	203
Connecticut	42	3	80	125	109
Illinois	5	33	72	110	301
Georgia	50	4	25	79	159
Hawaii	68	—	6	74	89
Oregon	13	41	17	71	83
Washington	5	11	45	61	140
New Jersey	1	2	55	58	200
All other states	54	20	613	687	974
Total	$574	$472	$2,097	$3,143	$4,833

64	AIG | 2024 Form 10-K

ITEM 7 | Investments

Investments in Corporate Debt Securities
The following table presents the fair value of our available for sale corporate debt securities by industry categories:

Industry Category
(in millions)	December 31, 2024	December 31, 2023
Financial institutions:
Money center/Global bank groups	$3,642	$5,153
Regional banks – other	2,129	222
Life insurance	728	617
Securities firms and other finance companies	669	296
Insurance non-life	494	938
Regional banks – North America	1,314	2,029
Other financial institutions	4,116	3,152
Utilities	2,659	2,989
Communications	1,844	2,111
Consumer noncyclical	2,715	3,436
Capital goods	1,715	1,552
Energy	1,702	1,672
Consumer cyclical	3,284	3,049
Basic materials	1,838	1,141
Other	2,977	3,989
Total*	$31,826	$32,346
*At December 31, 2024 and 2023, approximately 88 percent and 90 percent, respectively, of these investments were rated investment grade.
Investments in RMBS
The following table presents the fair value of AIG’s RMBS available for sale securities:

(in millions)	December 31, 2024	December 31, 2023
Agency RMBS	$4,978	$2,827
Alt-A RMBS	1,620	1,338
Subprime RMBS	291	323
Prime non-agency	850	580
Other housing related	865	1,139
Total RMBS(a)(b)	$8,604	$6,207
(a)Includes approximately $1.3 billion at both December 31, 2024 and 2023, of certain RMBS that had experienced deterioration in credit quality since their origination. This excludes impact of U.S. debt downgrade of Fannie Mae and Freddie Mac. For additional information on purchased credit deteriorated securities, see Note 6 to the Consolidated Financial Statements.
(b)The weighted average expected life was six years and seven years at December 31, 2024 and December 31, 2023, respectively.
Our investments guidelines for investing in RMBS, collateralized loan obligations (CLO) and other asset-backed securities (ABS) take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.
Investments in CMBS
The following table presents the fair value of our CMBS available for sale securities:

(in millions)	December 31, 2024	December 31, 2023
CMBS (traditional)	$3,102	$3,604
Agency	574	488
Other	250	55
Total	$3,926	$4,147
The fair value of CMBS holdings remained stable during the year ended December 31, 2024. The majority of our investments in CMBS are in tranches that contain substantial credit protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

AIG | 2024 Form 10-K	65

ITEM 7 | Investments

Investments in CLO/ABS
The following table presents the fair value of our CLO/ABS available for sale securities by collateral type:

(in millions)	December 31, 2024	December 31, 2023
Collateral Type:
ABS	$2,445	$1,827
Bank loans	2,688	3,090
Other	—	1
Total	$5,133	$4,918
Unrealized Losses of Fixed Maturity Securities
The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

December 31, 2024	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)
Investment grade bonds
0-6 months	$19,725	$343	5,027	$100	$26	5	$—	$—	1	$19,825	$369	5,033
7-11 months	399	13	159	29	7	4	—	—	—	428	20	163
12 months or more	17,254	1,537	4,879	2,970	854	537	294	171	24	20,518	2,562	5,440
Total	$37,378	$1,893	10,065	$3,099	$887	546	$294	$171	25	$40,771	$2,951	10,636
Below investment grade bonds
0-6 months	$2,078	$36	1,179	$3	$1	7	$2	$2	11	$2,083	$39	1,197
7-11 months	57	3	34	2	1	5	1	1	2	60	5	41
12 months or more	998	79	572	121	32	38	8	7	6	1,127	118	616
Total	$3,133	$118	1,785	$126	$34	50	$11	$10	19	$3,270	$162	1,854
Total bonds
0-6 months	$21,803	$379	6,206	$103	$27	12	$2	$2	12	$21,908	$408	6,230
7-11 months	456	16	193	31	8	9	1	1	2	488	25	204
12 months or more	18,252	1,616	5,451	3,091	886	575	302	178	30	21,645	2,680	6,056
Total	$40,511	$2,011	11,850	$3,225	$921	596	$305	$181	44	$44,041	$3,113	12,490
(a)Represents the number of consecutive months that fair value has been less than cost by any amount.
(b)Represents the percentage by which fair value is less than cost.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
The allowance for credit losses was $4 million for investment grade bonds and $34 million for below investment grade bonds as of December 31, 2024.
Commercial Mortgage Loans
At December 31, 2024, we had direct commercial mortgage loan exposure of $3.3 billion.
The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2024
State:
California	21	$97	$247	$30	$56	$32	$—	$462	14%
New York	19	43	217	70	20	32	—	382	12
Texas	19	78	201	2	31	22	—	334	10
Massachusetts	9	94	156	49	7	—	—	306	9
Florida	11	68	—	62	8	38	—	176	5
New Jersey	18	78		—	43	—	10	131	4

66	AIG | 2024 Form 10-K

ITEM 7 | Investments

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
Pennsylvania	10	18	52	29	18	—		117	4
Illinois	6	88	20	—	—	—	—	108	3
Ohio	5	62	—	29	—	—	—	91	3
Washington	5	49	—	—	—	11	—	60	2
Other states	31	134	33	63	49	6	—	285	8
Foreign	36	278	182	98	69	117	109	853	26
Total*	190	$1,087	$1,108	$432	$301	$258	$119	$3,305	100%

December 31, 2023
State:
California	21	$89	$277	$32	$58	$33	$—	$489	13%
New York	19	43	208	77	20	32	—	380	10
Texas	21	77	255	2	44	—	—	378	10
Massachusetts	9	96	128	50	7	—	—	281	7
New Jersey	21	111	8	20	55	—	10	204	5
Florida	11	60	—	64	9	38	—	171	4
Illinois	6	88	26	—	—	—	—	114	3
Ohio	6	63	3	30	—	—	—	96	4
Pennsylvania	8	14	39	36	5	—	—	94	2
Colorado	7	17	32	32	—	6	—	87	2
Other states	37	206	20	64	40	16	—	346	9
Foreign	47	403	227	111	222	122	111	1,196	31
Total*	213	$1,267	$1,223	$518	$460	$247	$121	$3,836	100%
*Does not reflect allowance for credit losses.
For additional information on commercial mortgage loans, see Note 7 to the Consolidated Financial Statements.
Net Realized Gains and Losses
The following table presents the components of Net realized gains (losses):

Years Ended December 31,	2024			2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(583)	$(36)	$(619)	$(668)	$(67)	$(735)	$(565)	$(83)	$(648)
Intent to sell	—	—	—	—	—	—	(66)	—	(66)
Change in allowance for credit losses on fixed maturity securities	(25)	—	(25)	(44)	—	(44)	(72)	—	(72)
Change in allowance for credit losses on loans	(23)	—	(23)	(28)	3	(25)	19	(3)	16
Foreign exchange transactions	256	(9)	247	124	5	129	266	(10)	256
All other derivatives and hedge accounting	(62)	7	(55)	(165)	(8)	(173)	159	(3)	156
Sales of alternative investments	(16)	—	(16)	29	—	29	15	—	15
Other	19	(1)	18	18	(4)	14	37	—	37
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(434)	(39)	(473)	(734)	(71)	(805)	(207)	(99)	(306)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(75)	(75)	—	(273)	(273)	—	1,133	1,133
Net realized gains (losses)	$(434)	$(114)	$(548)	$(734)	$(344)	$(1,078)	$(207)	$1,034	$827
Lower Net realized losses excluding Fortitude Re funds withheld assets in the year ended December 31, 2024 compared to 2023 were primarily due to lower losses on sales of fixed maturity securities and lower derivatives losses compared to the prior year period. Higher Net realized losses excluding Fortitude Re funds withheld assets in the year ended December 31, 2023 compared to 2022 were primarily due to lower derivative gains in 2023 compared to 2022.

AIG | 2024 Form 10-K	67

ITEM 7 | Investments

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
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments in the year ended December 31, 2024 was primarily attributable to a change in the fair value of fixed maturity securities. For the year ended December 31, 2024, net unrealized gains were $692 million due to lower interest rates and narrowing of credit spreads.
The change in net unrealized gains and losses on investments in the year ended December 31, 2023 was primarily attributable to a change in the fair value of fixed maturity securities. For the year ended December 31, 2023, net unrealized gains were $2.5 billion primarily due to widening of credit spreads.
For additional information on our investment portfolio, see Note 6 to the Consolidated Financial Statements.
CREDIT RATINGS
At December 31, 2024, approximately 61 percent of our fixed maturity securities were held by our U.S. entities. Approximately 90 percent of these securities were rated investment grade by one or more of the principal rating agencies.
Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. We closely monitor the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At December 31, 2024, approximately 94 percent of such investments were either rated investment grade or, on the basis of analysis of our investment managers, were equivalent from a credit standpoint to securities rated investment grade. Approximately 24 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.
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
For information regarding credit risks associated with Investments, see Enterprise Risk Management – Credit Risk Management.
The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
(in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Rating:
Other fixed maturity securities
AAA	$5,254	$5,625	$13	$16	$5,267	$5,641
AA	9,599	12,775	80	145	9,679	12,920
A	14,420	14,758	114	73	14,534	14,831
BBB	12,839	12,992	145	96	12,984	13,088
Below investment grade	4,171	3,653	4	—	4,175	3,653
Non-rated	60	167	—	—	60	167
Total	$46,343	$49,970	$356	$330	$46,699	$50,300
Mortgage-backed, asset-backed and collateralized
AAA	$8,757	$6,650	$134	$77	$8,891	$6,727
AA	6,765	6,065	89	108	6,854	6,173
A	482	614	49	29	531	643

68	AIG | 2024 Form 10-K

ITEM 7 | Investments

	Available for Sale		Other		Total
(in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
BBB	470	517	88	81	558	598
Below investment grade	1,189	1,426	29	30	1,218	1,456
Non-rated	—	—	—	8	—	8
Total	$17,663	$15,272	$389	$333	$18,052	$15,605
Total
AAA	$14,011	$12,275	$147	$93	$14,158	$12,368
AA	16,364	18,840	169	253	16,533	19,093
A	14,902	15,372	163	102	15,065	15,474
BBB	13,309	13,509	233	177	13,542	13,686
Below investment grade	5,360	5,079	33	30	5,393	5,109
Non-rated	60	167	—	8	60	175
Total	$64,006	$65,242	$745	$663	$64,751	$65,905
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
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

December 31, 2024
(in millions)
NAIC Designation	1	2	Total Investment Grade	3	4	5	6	Total Below Investment Grade	Total
Other fixed maturity securities	$29,357	$13,063	$42,420	$2,430	$1,552	$171	$65	$4,218	$46,638
Mortgage-backed, asset-backed and collateralized	17,249	535	17,784	102	128	—	38	268	18,052
Total*	$46,606	$13,598	$60,204	$2,532	$1,680	$171	$103	$4,486	$64,690
*Excludes $61 million of fixed maturity securities for which no NAIC Designation is available.
The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

December 31, 2024
(in millions)
Composite AIG Credit Rating	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
Other fixed maturity securities	$29,481	$12,983	$42,464	$2,208	$1,765	$201	$4,174	$46,638
Mortgage-backed, asset-backed and collateralized	16,275	558	16,833	48	103	1,068	1,219	18,052
Total*	$45,756	$13,541	$59,297	$2,256	$1,868	$1,269	$5,393	$64,690
*Excludes $61 million of fixed maturity securities for which no NAIC Designation is available.

AIG | 2024 Form 10-K	69

ITEM 7 | Insurance Reserves

Insurance Reserves
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (LOSS RESERVES)
The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

	December 31, 2024			December 31, 2023
(in millions)	Net Loss Reserves	Reinsurance Recoverable	Gross Loss Reserves	Net Loss Reserves	Reinsurance Recoverable	Gross Loss Reserves
General Insurance:
North America Commercial:
U.S. Workers' Compensation (net of discount)	$2,293	$3,916	$6,209	$2,655	$4,099	$6,754
U.S. Excess Casualty	3,208	3,139	6,347	3,321	3,272	6,593
U.S. Other Casualty	4,387	3,416	7,803	4,112	3,676	7,788
U.S. Financial Lines	5,422	1,614	7,036	5,672	1,622	7,294
U.S. Property and Special Risks	4,297	1,233	5,530	4,403	1,494	5,897
Other product lines(b)	3,747	2,947	6,694	2,776	2,656	5,432
Total North America Commercial	23,354	16,265	39,619	22,939	16,819	39,758
International Commercial:
UK/Europe Casualty and Financial Lines	7,280	1,952	9,232	7,447	1,951	9,398
UK/Europe Property and Special Risks	2,355	1,761	4,116	2,913	1,665	4,578
Other product lines(b)	1,630	1,230	2,860	1,726	1,652	3,378
Total International Commercial	11,265	4,943	16,208	12,086	5,268	17,354
Global Personal:
U.S. Personal Insurance	836	2,048	2,884	767	2,163	2,930
UK/Europe and Japan Personal Insurance	1,269	670	1,939	1,483	671	2,154
Other product lines(b)	983	776	1,759	914	874	1,788
Total Global Personal	3,088	3,494	6,582	3,164	3,708	6,872
Unallocated loss adjustment expenses(b)	1,804	744	2,548	1,298	841	2,139
Total General Insurance	39,511	25,446	64,957	39,487	26,636	66,123
Other Operations	631	3,580	4,211	617	3,653	4,270
Total	$40,142	$29,026	$69,168	$40,104	$30,289	$70,393
(a)Includes net loss reserve discount of $1.2 billion and $1.2 billion at December 31, 2024 and 2023, respectively. For information regarding loss reserve discount, see Note 13 to the Consolidated Financial Statements.
(b)Other product lines and Unallocated loss adjustment expenses includes Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense for the Fortitude Re reinsurance of $2.7 billion and $2.9 billion at December 31, 2024 and 2023, respectively.
Prior Year Development
The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment and major lines of business:

Years Ended December 31,
(in millions)	2024	2023	2022
General Insurance:
North America Commercial:
U.S. Workers' Compensation	$(261)	$(190)	$(419)
U.S. Excess Casualty	228	(48)	(8)
U.S. Other Casualty	(25)	(134)	(167)
U.S. Financial Lines	(43)	37	658
U.S. Property and Special Risks	8	(7)	(106)
Other Product Lines	(63)	(65)	(94)
Total North America Commercial	$(156)	$(407)	$(136)
International Commercial:
UK/Europe Casualty and Financial Lines	$170	$165	$82
UK/Europe Property and Special Risks	(35)	81	(153)
Other Product Lines	(234)	(98)	(38)
Total International Commercial	$(99)	$148	$(109)

70	AIG | 2024 Form 10-K

ITEM 7 | Insurance Reserves

Years Ended December 31,
(in millions)	2024	2023	2022
Global Personal:
U.S. Personal Insurance	$(27)	$(66)	$(33)
UK/Europe and Japan Personal Insurance	(47)	(57)	(111)
Other Product Lines	(39)	(9)	(129)
Total Global Personal	$(113)	$(132)	$(273)
Total General Insurance*	$(368)	$(391)	$(518)
Other Operations Run-Off	1	(7)	(5)
Total prior year favorable development	$(367)	$(398)	$(523)
*Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $136 million, $164 million and $167 million for the years ended December 31, 2024, 2023 and 2022, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $289 million, $(158) million and $(174) million for the years ended December 31, 2024, 2023 and 2022, respectively. Also excludes the related changes in amortization of the deferred gain, which were $268 million, $(83) million and $85 million over those same periods.
Net Loss Development – 2024
In the year ended December 31, 2024, we recognized favorable prior year loss reserve development of $367 million. The key components of this development were:
North America Commercial
•Favorable development on our U.S. Workers' Compensation reflecting continued favorable loss experience.
•Adverse development on U.S. Excess Casualty driven by a large settlement of a legacy mass tort claim with the gross loss in accident years covered under the Adverse Development Cover and increased reserves related to claims emergence.
•Adverse development on U.S. Property and Special Risks reflecting development on prior year catastrophes offset by favorable loss experience in Retail and Wholesale Property.
•Favorable development on U.S. Financial Lines, reflecting favorable experience across most reserving classes, offset by unfavorable development in M&A and High Excess classes.
•Favorable development on U.S. Other Casualty, reflecting favorability across numerous Casualty reserving classes, partially offset by unfavorable development on Commercial Auto and Wholesale Primary General Liability.
•Amortization benefit related to the deferred gain on the adverse development cover.
International Commercial
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
•Favorable development on UK/Europe Property and Special Risks reflecting favorable development across most segments and geographies.
Global Personal
•Favorable development on UK/Europe and Japan Personal Insurance primarily driven by Japan A&H and Auto, partially offset by unfavorable development in Personal Auto in EMEA.
•Favorable development in U.S. Personal Insurance and Other Product Lines due to favorable development on prior year catastrophes across several events, primarily in the 2019-2023 accident years.
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
Net Loss Development – 2023
In the year ended December 31, 2023, we recognized favorable prior year loss reserve development of $398 million. The key components of this development were:

AIG | 2024 Form 10-K	71

ITEM 7 | Insurance Reserves

North America Commercial
•Favorable development on U.S.. Workers' Compensation business reflecting a continuation of favorable loss cost trends in guaranteed cost and excess segments across most accident years.
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
International Commercial
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
•Favorable development in Other product lines driven primarily by Global Specialty.
Global Personal
•Favorable development, primarily in U.S. Personal Insurance, due to favorable development on prior year catastrophes across several events, primarily in the 2017-2020 accident years.
•Favorable development on Japan Personal Insurance driven by personal auto and A&H business.
Net Loss Development – 2022
In the year ended December 31, 2022, we recognized favorable prior year loss reserve development of $523 million. The key components of this development were:
North America Commercial
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
International Commercial
•Favorable development on Global Specialty across all products in all regions.
•Unfavorable development in Casualty in Europe Excess Casualty and French Auto as well as large loss experience in the UK, partially offset by favorable experience in Asia Pacific Casualty.
•Unfavorable development in Financial Lines primarily in the UK for M&A, Commercial PI and Commercial D&O.
Global Personal
•Favorable development in International Personal Lines, particularly with Auto and A&H coverages in Japan, as well as favorable experience recognized in Europe and the UK.
•Favorable development, primarily in U.S. Personal Insurance, due to favorable development on prior year catastrophes across several events, primarily in the 2017-2019 accident years.
We note that for certain categories of claims (e.g., construction defect claims and environmental claims) and for reinsurance recoverable, losses may sometimes be reclassified to an earlier or later accident year as more information about the date of occurrence becomes available to us.

72	AIG | 2024 Form 10-K

ITEM 7 | Insurance Reserves

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
For a description of AIG’s catastrophe reinsurance protection for 2024, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Natural Catastrophe Risk.
The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement, the effect of discounting of loss reserves and amortization of the deferred gain.

(in millions)	December 31, 2024	December 31, 2023	December 31, 2022
Gross Covered Losses
Covered reserves before discount	$9,823	$10,849	$12,537
Inception to date losses paid	31,545	30,157	28,667
Attachment point	(25,000)	(25,000)	(25,000)
Covered losses above attachment point	$16,368	$16,006	$16,204
Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,094	$12,805	$12,963
Consideration paid including interest	(10,188)	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	2,906	2,617	2,775
Discount on ceded losses(a)	(936)	(1,104)	(1,254)
Pre-tax deferred gain before amortization	1,970	1,513	1,521
Inception to date amortization of deferred gain at inception	(1,564)	(1,428)	(1,264)
Inception to date amortization attributed to changes in deferred gain(b)	(122)	64	(52)
Deferred gain liability reflected in AIG's balance sheet	$284	$149	$205
(a)The accretion of discount and a reduction in effective interest rates is offset by changes in estimates of the amount and timing of future recoveries.
(b)Excluded from APTI.
The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

Years Ended December 31,
(in millions)	2024	2023	2022
Balance at beginning of year, net of discount	$149	$205	$869
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	289	(158)	(174)
Amortization attributed to deferred gain at inception(b)	(136)	(164)	(167)
Amortization attributed to changes in deferred gain(c)	(186)	116	(22)
Changes in discount on ceded loss reserves	168	150	(301)
Balance at end of year, net of discount	$284	$149	$205
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
Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our run-off operations. Those reinsurance transactions were designed to consolidate most of our insurance run-off lines into a single legal entity. As of December 31, 2024, $3.4 billion of reserves related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.

AIG | 2024 Form 10-K	73

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
For information regarding our liquidity risk framework, see Enterprise Risk Management – Liquidity Risk Management.
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
LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

SOURCES
Liquidity to AIG Parent from Subsidiaries
During the year ended December 31, 2024, our General Insurance companies distributed dividends of $4.1 billion to AIG Parent or applicable intermediate holding companies.
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
In November 2024, we sold 30 million shares of Corebridge common stock in a secondary offering at a public offering price of $31.20 per share. The aggregate gross proceeds to AIG Parent were approximately $936 million.
In December 2024, we sold approximately 120 million shares of Corebridge common stock to Nippon Life Insurance Company at the per share purchase price of $31.47 per share. The aggregate proceeds to AIG Parent were approximately $3.8 billion.
Senior Notes Offering
In November 2024, AIG issued ¥77.1 billion aggregate principal amount of 1.580% Notes Due 2028, ¥10.3 billion aggregate principal amount of 1.757% Notes Due 2029 and ¥12.6 billion aggregate principal amount of 2.137% Notes Due 2034, which was equivalent to approximately $660 million at the time of the offering.
Sale of AIG's Travel Business
On December 2, 2024, AIG completed the sale of its global individual personal travel insurance and assistance business to Zurich Insurance Group and received $600 million cash, plus additional earn-out consideration.

74	AIG | 2024 Form 10-K

ITEM 7 | Liquidity and Capital Resources

USES
General Borrowings
During the year ended December 31, 2024, $2.0 billion of debt categorized as general borrowings matured, was repaid or redeemed, including:
•Repayment of $459 million aggregate principal amount of our 4.125% Notes due February 15, 2024.
•Redemption of €41.55 million aggregate principal amount of our Series A-3 Junior Subordinated Debentures, equivalent to approximately $46 million at the time of repayment.
•Redemption of $400 million face amount of our Zero Coupon Callable Notes Due 2047, for a redemption price of 135.631 percent of the face amount, which totaled approximately $543 million.
•Repurchased, through cash tender offers, approximately $1.13 billion aggregate principal amount of certain notes and debentures issued by AIG for an aggregate purchase price of approximately $1.14 billion.
We made interest payments on our general borrowings totaling $611 million during the year ended December 31, 2024.
Dividends
During the year ended December 31, 2024:
•We made a cash dividend payment of $365.625 per share on our Series A 5.85% Non-Cumulative Perpetual Preferred Stock (Series A Preferred Stock) for the three months ended March 31, 2024 totaling $7 million.
•We made cash dividend payments in the amount of $0.40 per share on AIG Common Stock for each of the three month periods ended December 31, 2024, September 30, 2024 and June 30, 2024 (an increase of 11 percent from prior dividend payments), and $0.36 per share for the three months ended March 31, 2024, totaling $1.0 billion.
Repurchases of Common Stock(a) and Redemption of Preferred Stock
During the year ended December 31, 2024, AIG Parent repurchased approximately 89 million shares of AIG Common Stock, for an aggregate purchase price of approximately $6.6 billion.
On March 15, 2024, we redeemed all 20,000 outstanding shares of our Series A Preferred Stock and all 20,000,000 of the corresponding Depositary Shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock for an aggregate redemption price of $500 million, paid in cash.

(a)Pursuant to a Securities Exchange Act of 1934 (the Exchange Act) Rule 10b5-1 repurchase plan, from January 1, 2025 to February 7, 2025, AIG Parent repurchased approximately 13 million shares of AIG Common Stock for an aggregate purchase price of approximately $952 million.
ANALYSIS OF SOURCES AND USES OF CASH
Operating Cash Flow Activities
Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates, effective management of their investment portfolio and operating expense discipline.
Interest payments totaled $858 million, $1.1 billion and $1.1 billion in the years ended December 31, 2024, 2023 and 2022, respectively. Excluding interest payments, AIG had operating cash inflows of $4.1 billion, $7.3 billion and $5.3 billion in the years ended December 31, 2024, 2023 and 2022, respectively, including outflows of $104 million, $710 million and $488 million from discontinued operations in the years ended December 31, 2024, 2023 and 2022, respectively.
Investing Cash Flow Activities
Net cash provided by investing activities in the year ended December 31, 2024 was $1.7 billion, including $4.2 billion used in discontinued operations, compared to net cash used in investing activities of $7.0 billion, including $4.5 billion from discontinued operations, in 2023 and $3.6 billion, including $6.5 billion from discontinued operations, in 2022.
Financing Cash Flow Activities
Net cash used in financing activities in the year ended December 31, 2024 totaled $5.1 billion, reflecting:
•$1.0 billion to pay dividends of $0.40 per share in each of the three month periods ended December 31, 2024, September 30, 2024 and June 30, 2024, and $0.36 per share for the three months ended March 31, 2024 on AIG Common Stock;
•$22 million to pay a first quarter dividend of $365.625 per share on AIG’s Series A Preferred Stock and redemption premiums;
•$6.7 billion to repurchase approximately 90 million shares of AIG Common Stock;
•$1.4 billion in net outflows from the issuance and repayment of long-term debt; and

AIG | 2024 Form 10-K	75

ITEM 7 | Liquidity and Capital Resources

•$3.9 billion in net inflows from discontinued operations.
Net cash provided by financing activities in the year ended December 31, 2023 totaled $782 million reflecting:
•$997 million to pay dividends of $0.36 per share in the three months ended December 31, 2023, September 30, 2023 and June 30, 2023, and $0.32 per share for the three months ended March 31, 2023 on AIG Common Stock;
•$29 million to pay quarterly dividends of $365.625 per share on AIG’s Series A Preferred Stock;
•$3.0 billion to repurchase approximately 51 million shares of AIG Common Stock;
•$1.6 billion in net outflows from the issuance and repayment of long-term debt;
•$45 million in net outflows from the issuance and repayment of debt of consolidated investment entities; and
•$3.5 billion in net inflows from discontinued operations.
Net cash used in financing activities in the year ended December 31, 2022 totaled $602 million reflecting:
•$982 million to pay quarterly dividends of $0.32 per share on AIG Common Stock;
•$29 million to pay quarterly dividends of $365.625 per share on AIG’s Series A Preferred Stock;
•$5.2 billion to repurchase approximately 90 million shares of AIG Common Stock;
•$9.4 billion in net outflows from the issuance, repayment and cash tender of long-term debt;
•$234 million in net outflows from the issuance and repayment of debt of consolidated investment entities; and
•$13.9 billion in net inflows from discontinued operations.
LIQUIDITY AND CAPITAL RESOURCES OF AIG PARENT AND SUBSIDIARIES
AIG Parent
As of December 31, 2024 and 2023, respectively, AIG Parent and applicable intermediate holding companies had approximately $10.7 billion and $12.1 billion in liquidity sources held in the form of cash, short-term investments and AIG Parent's committed, revolving syndicated credit facility of $3.0 billion as of December 31, 2024 and $4.5 billion as of December 31, 2023. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and dividends on AIG Common Stock.
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
We are party to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by us in the event of a drawdown of these letters of credit. Letters of credit issued in support of our insurance companies totaled approximately $2.3 billion at December 31, 2024.

76	AIG | 2024 Form 10-K

ITEM 7 | Liquidity and Capital Resources

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
As of December 31, 2024, a total of $3.0 billion remained available under the Facility.
CONTRACTUAL OBLIGATIONS
The following table summarizes material contractual obligations in total, and by remaining maturity:

December 31, 2024		Payments due by Period
(in millions)	Total Payments	2025	2026 - 2027	Thereafter
Loss reserves(a)	$71,279	$19,667	$20,308	$31,304
Long-term debt(b)	8,764	398	1,120	7,246
Interest payments on long-term debt	4,924	369	697	3,858
Total	$84,967	$20,434	$22,125	$42,408
(a)Represents loss reserves, undiscounted and gross of reinsurance.
(b)Does not reflect $158 million of debt of consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.
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
For additional information on loss reserves, see Critical Accounting Estimates – Loss Reserves and Note 13 to the Consolidated Financial Statements.
Long-Term Debt and Interest Payments on Long-Term Debt
The amounts presented in the above table represent AIG's total long-term debt outstanding and associated future interest payments due on such debt.
For additional information on outstanding debt, see – Debt.

AIG | 2024 Form 10-K	77

ITEM 7 | Liquidity and Capital Resources

OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
In the normal course of business, AIG and our subsidiaries enter into commitments under which we may be required to make payments in the future on a contingent basis.
The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

December 31, 2024	Total Amounts Committed
(in millions)		2025	2026 - 2027	Thereafter
Commitments:
Investment commitments	$1,773	$1,084	$592	$97
Commitments to extend credit	258	125	102	31
Letters of credit	295	91	—	204
Total(a)(b)	$2,326	$1,300	$694	$332
(a)Excludes guarantees, CMAs or other support arrangements between AIG consolidated entities.
(b)Excludes commitments with respect to pension plans. The annual pension contribution for 2025 is expected to be approximately $53 million.
Investment commitments
We enter into investment commitments in the normal course of business that are aligned with and support our investment strategies. These represent commitments to investment in private equity funds as well as commitments to purchase and develop real estate in the United States and abroad. The commitments to invest are called at the discretion of each fund, as needed for funding new investments or expenses of the fund, the timing of which is estimated based on the expected life cycle of the related funds, consistent with past trends of requirements for funding. These commitments are primarily made by insurance subsidiaries of the Company.
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
Indemnification agreements
For information regarding our indemnification agreements, see Note 15 to the Consolidated Financial Statements.

78	AIG | 2024 Form 10-K

ITEM 7 | Liquidity and Capital Resources

DEBT
We expect to service and repay general borrowings through maturing investments and dispositions of invested assets, future cash flows from operations, cash flows generated from invested assets, future debt or preferred stock issuances and other financing arrangements.
The following table provides the rollforward of our total debt outstanding:

Year Ended December 31, 2024	Balance, Beginning of Year	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes		Balance, End of Year
(in millions)
General borrowings:
Notes and bonds payable	$9,079	$660	$(1,653)	$(85)	$(116)		$7,885
Junior subordinated debt	992	—	(393)	—	3		602
AIG Japan Holdings Kabushiki Kaisha	267	—	—	(28)	—		239
Total general borrowings	10,338	660	(2,046)	(113)	(113)		8,726
Borrowings supported by assets	37	—	(1)	—	1		37
Other subsidiaries' notes, bonds, loans and mortgages payable - not guaranteed by AIG	—	1	—	—	—		1
Total long-term debt	$10,375	$661	$(2,047)	$(113)	$(112)		$8,764
Debt of consolidated investment entities - not guaranteed by AIG(a)	$231	$—	(1)	—	(72)	(b)	$158
(a)At December 31, 2024, includes debt of consolidated investment entities primarily related to real estate investments of $158 million. At December 31, 2023, includes debt of consolidated investment entities related to real estate investments of $79 million and other securitization vehicles of $152 million.
(b)Includes the effect of consolidating previously unconsolidated partnerships.
Debt Maturities
The following table summarizes maturing long-term debt at December 31, 2024 of AIG for the next four quarters:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions)	2025	2025	2025	2025	Total
General borrowings	$239	$146	$—	$—	$385
Borrowings supported by assets	—	—	—	12	12
Other subsidiaries' notes, bonds, loans and mortgages payable	—	—	—	1	1
Total	$239	$146	$—	$13	$398

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

AIG | 2024 Form 10-K	79

ITEM 7 | Liquidity and Capital Resources

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
DIVIDENDS
On February 11, 2025, our Board of Directors declared a cash dividend on AIG Common Stock of $0.40 per share, payable on March 31, 2025 to shareholders of record on March 17, 2025.
The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors. For further detail on our dividends, see Note 16 to the Consolidated Financial Statements.
REPURCHASES OF AIG COMMON STOCK
Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On April 30, 2024, the Board of Directors authorized the repurchase of $10.0 billion of AIG Common Stock (inclusive of the approximately $3.9 billion remaining under the Board's prior share repurchase authorization). During the year ended December 31, 2024, AIG Parent repurchased approximately 89 million shares of AIG Common Stock for an aggregate purchase price of $6.6 billion. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from January 1, 2025 to February 7, 2025, we repurchased approximately 13 million shares of AIG Common Stock for an aggregate purchase price of approximately $952 million. As of February 7, 2025, $4.7 billion remained under the Board's authorization.
The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors, as discussed further in Note 16 to the Consolidated Financial Statements.

80	AIG | 2024 Form 10-K

ITEM 7 | Liquidity and Capital Resources

DIVIDEND RESTRICTIONS
Payments of dividends to AIG Parent or intermediate holding companies by insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities.
For information regarding restrictions on payments of dividends by our subsidiaries, see Note 16 to the Consolidated Financial Statements.

Enterprise Risk Management
OVERVIEW
Risk management is an integral part of our business strategy and a key element of our approach to corporate governance. We have an integrated process for managing risks throughout our organization in accordance with our firm-wide risk appetite. Our Board of Directors has oversight responsibility for the management of risk. Our ERM Department oversees and integrates the risk management functions in our business entities and embeds risk management in our day-to-day business processes, providing senior management with a consolidated view of AIG’s major risk positions. Nevertheless, our risk management efforts may not always be successful and material adverse effects on our business, results of operations, cash flows, liquidity or financial condition may occur. For further information regarding the risks associated with our business and operations, see Part I, Item 1A. Risk Factors.
AIG employs a Three Lines model. AIG’s business leaders assume full accountability for the risks and controls in their segments, and ERM performs a review, challenge and oversight function. The third line consists of our Internal Audit Group that provides independent assurance to AIG’s Board of Directors.
RISK GOVERNANCE STRUCTURE
Our risk governance structure is designed to foster the development and maintenance of a risk and control culture that encompasses all significant risk categories impacting our lines of business and functions. Accountability for the implementation and oversight of risk policies is aligned with individual business leaders, with the risk committees' oversight.
Our Board of Directors oversees the management of risk through its Risk Committee and Audit Committee. Our Chief Risk Officer (CRO), a member of the Executive Leadership team, reports to both the Risk Committee and our Chairman and Chief Executive Officer. The AIG CRO chairs the Group Risk Committee (GRC), the senior management group responsible for assessing all significant risks on a global basis. The GRC is supported by management committees and Legal Entity Risk Committees.
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
Risk Limits
A key component of our Risk Appetite Framework is the establishment and maintenance of tolerances and limits on material risks to meet AIG’s objectives. As part of AIG's Risk Appetite Framework, AIG has defined, where relevant, a set of risk tolerances to ensure appropriate support of aggregate risk-taking. This includes identifying the appropriate set of metrics, and calibrating a specific tolerance level for each metric, as appropriate.
Risk Identification and Measurement
We conduct risk identification through multiple processes at the business entity and corporate level focused on capturing our material risks. A key initiative is our integrated bottom-up risk identification and assessment process which is conducted down to the product-line level. In addition, we perform an annual top-down risk assessment to identify top risks and assign owners to ensure these risks are appropriately addressed and managed. These processes are used as critical input to enhance and develop our analytics for measuring and assessing risks across the organization.

AIG | 2024 Form 10-K	81

ITEM 7 | Enterprise Risk Management

The internal capital framework quantifies our aggregate economic risk at a given confidence interval, after considering diversification benefits between risk factors and business lines. The stress testing framework assesses our aggregate exposure to our most significant financial and insurance risks. We use this information to support the assessment of resources needed by us to support our subsidiaries and capital resources required to maintain consolidated company target capitalization levels.

We evaluate and manage risk in material topics as discussed below.
•Credit Risk Management	•Liquidity Risk Management	•Business and Strategy Risks
•Market Risk Management	•Operational Risk Management	•Insurance Risks
CREDIT RISK MANAGEMENT
Credit risk is defined as the risk that our customers or counterparties are unable or unwilling to repay their contractual obligations when they become due. Credit risk may also result from a downgrade of a counterparty’s credit ratings or a widening of its credit spreads.
Direct and indirect credit exposures may arise from, but are not limited to, fixed income investments, equity securities, deposits, commercial paper investments, securities purchased under agreements to resell and repurchase agreements, corporate and consumer loans, leases, reinsurance and retrocessional insurance recoverables, counterparty risk arising from derivatives activities, collateral extended to counterparties, insurance risk cessions to third parties, financial guarantees, letters of credit, and certain General Insurance businesses. AIG's credit risk management framework defines credit risk processes to identify, evaluate, risk rate, measure, manage and govern credit risk across the enterprise and to ensure the consistency of those processes.
We monitor and control our company-wide credit risk concentrations and attempt to avoid unwanted or excessive risk accumulations, whether funded or unfunded. To minimize the level of credit risk in some circumstances, we may require mitigants, such as parental or third-party guarantees, simultaneous payment provisions or collateral, including commercial bank-issued letters of credit, funds withheld accounts and cash or securities held in trust collateral accounts.
For additional information on our credit concentrations and credit exposures, see Investments – Investment Strategies – Available-for-Sale Investments.
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
MARKET RISK MANAGEMENT
Market risk is defined as the risk of adverse impact due to systemic movements in one or more of the following market risk drivers: interest rates, credit spreads, foreign exchange, equity and commodity prices, residential and commercial real estate values, inflation, and their respective levels of uncertainty. It can also be brought on by political turmoil, natural disasters, and terrorist attacks. We are exposed to market risks primarily within our insurance and capital markets activities, on both the asset and the liability sides of our balance sheet through on- and off-balance sheet exposures.
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

82	AIG | 2024 Form 10-K

ITEM 7 | Enterprise Risk Management

Market Risk Sensitivities
Most of our fixed income portfolio is reported as available-for-sale. Therefore, fair value changes will have a direct impact on Accumulated Other Comprehensive Income (Loss) (AOCI), but do not impact our net investment income revenue unless the assets are sold. Our short-term and long-term debt is reported at amortized cost and thus changes in interest rates do not impact the debt values reported on our financial statements. Their fair value, however, is sensitive to interest rates.
The following table provides estimates of sensitivity to changes in yield curves, equity prices and foreign exchange (FX) rates on our financial instruments. We aim to manage interest rate exposure of the investment portfolio such that valuation changes from interest rates are partially offset by changes in the economic value of insurance reserves. These exposures are regularly reviewed as part of AIG’s governance structure and limits are set accordingly. The table excludes $3.1 billion of interest rate sensitive assets supporting the Fortitude Re funds withheld arrangements as the contractual returns related to the assets are transferred to Fortitude Re, as well as $3.2 billion of related funds withheld payables.

	Balance Sheet Exposure		Economic Effect
(dollars in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Sensitivity factor			100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	$61,408	$62,522	$(2,248)	$(2,246)
Mortgage and other loans receivable(a)	3,057	3,670	(61)	(87)
Total interest rate sensitive assets(b)	$64,465	$66,192	$(2,309)	$(2,333)
Interest rate sensitive liabilities:
Long-term debt(a)(c)	(8,525)	(10,108)	628	840
Total interest rate sensitive liabilities	$(8,525)	$(10,108)	$628	$840
Sensitivity factor			20% decline in equity prices and alternative investments
Equity and alternative investments:
Real estate investments	$259	$211	$(52)	$(42)
Private equity	3,586	3,723	(717)	(745)
Hedge funds	187	411	(37)	(82)
Common equity	704	665	(141)	(133)
Other investments	5,796	2,022	(1,159)	(404)
Total equity and alternative investments	$10,532	$7,032	$(2,106)	$(1,406)
Sensitivity factor			10% depreciation of all FX rates against the U.S. dollar
Foreign currency-denominated net asset position:
British pound	$1,233	$1,350	$(123)	$(135)
Japan Yen	627	1,105	(63)	(110)
Euro	1,165	1,101	(116)	(110)
All other foreign currencies	2,941	2,328	(294)	(233)
Total foreign currency-denominated net asset position(d)	$5,966	$5,884	$(596)	$(588)
(a)The economic effect is the difference between the estimated fair value with and without a 100 bps parallel increase in all yield curves. The estimated fair values for Mortgage and other loans receivable and Long-term debt, excluding assets supporting Fortitude Re funds withheld assets, were $2.8 billion and $8.2 billion at December 31, 2024, respectively. The estimated fair values for Mortgage and other loans receivable and Long-term debt, excluding assets supporting Fortitude Re funds withheld assets, were $4.1 billion and $9.6 billion at December 31, 2023, respectively.
(b)At December 31, 2024, $568 million of Fixed maturity securities and $492 million of Mortgage and other loans receivable were excluded due to modeling limitations. At December 31, 2023, this amount was $566 million for Fixed maturity securities and $459 million for Mortgage and other loans receivable.
(c)At December 31, 2024 and 2023 the analysis excluded $239 million and $267 million, respectively, of AIG Japan Holdings Kabushiki Kaisha loans.
(d)Most of the foreign currency exposure is reported on a one quarter lag. Foreign currency-denominated net asset position reflects our aggregated non-U.S. dollar assets less our aggregated non-U.S. dollar liabilities on a GAAP basis.
Interest rate sensitivity is defined as the change in value with respect to a 100 basis point parallel shift up in the interest rate environment, calculated as: scenario value minus base value, where base value is the value under the yield curves as of the period end and scenario value is the value reflecting a 100 basis point parallel increase in all yield curves. The hypothetical change is assumed to be instantaneous. This therefore also assumes that the interest rate risk profile of the company remains constant and doesn't reflect the impact of any potential portfolio duration repositioning while interest rates rise.
As a global company, AIG conducts business in multiple currencies. In general, we aim to match liabilities with assets of the same currency. For regulated insurance subsidiaries, we also try to mitigate statutory surplus or capital injection risk and capital surplus volatility in accordance with the entity’s statutory accounting framework. This often requires us to allocate capital in the liability’s currency mix or the functional currency of the entity. Derivatives may also be used.

AIG | 2024 Form 10-K	83

ITEM 7 | Enterprise Risk Management

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
Liquidity risk is monitored through comprehensive cash flow projections over varying time horizons that incorporate all relevant liquidity sources and uses and include known and likely cash inflows and outflows. We use several approaches to measure liquidity risk exposure including coverage flow forecasts and stress testing.
OPERATIONAL RISK MANAGEMENT
Operational risk is defined as the risk of loss, or other adverse consequences, resulting from inadequate or failed internal processes, people, systems, or from external events. Operational risk includes legal, regulatory, technology, compliance, third-party and business continuity risks, but excludes business and strategy risks.
Operational risk is inherent in our business entities and can have many impacts, including but not limited to, unexpected economic losses or gains, reputational harm due to negative publicity, regulatory action from supervisory agencies and operational and business disruptions, and/or damage to customer relationships.
ERM, working together with other control and assurance functions and first line Risk Control Owners through the risk and control framework, provides an independent view of operational risks for each of the business areas.
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
BUSINESS AND STRATEGY RISKS
Business and strategy risk encompasses those risks that stem from strategy risk, risk of legal and regulatory actions, risk of rating agency actions, reputational risk and intercompany dependencies. The major AIG strategy risks capture risk of losses due to the inability to implement appropriate business plans and strategies, make decisions, allocate resources or adapt to changes in the business environment. These risks include, but are not limited to pricing, distribution channels, acquisitions, and dispositions. The risk of legal and regulatory actions is defined as the risk that legal action or a change in regulation in the regions in which AIG does business will materially impact business operations, financial performance, and/or capital requirements. Risk drivers include, but are not limited to, adverse actions in legal or regulatory environment, and adverse actions or added complexity of accounting/tax standards. A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of AIG’s insurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, results of operations, financial condition, and liquidity. Reputational risk events are typically linked to risk incidents, whether internal (e.g., data privacy breaches, fraud, etc.) or external (e.g., non-AIG insurance losses). The reputational impact may magnify the financial consequences of the original risk event (e.g., reduced sales in addition to fines).

84	AIG | 2024 Form 10-K

ITEM 7 | Enterprise Risk Management

AIG generates multiple connections and dependencies among its affiliates and legal entities. Financial interconnections are utilized by AIG to support the funding requirements of the business units, optimize group capital deployment within the organization, offer comfort to policyholders, regulators, and rating agencies, provide credit support for higher financial strength ratings, manage exposures, distribute risk appropriately, and meet client or regulatory requirements. To conduct its businesses, AIG relies on operational capabilities of several AIG affiliates and corporate functions. The operational interconnections can be categorized as employees, management information systems, real estate, shared services, and intellectual property.
AIG monitors and reports on the above-mentioned risks through ongoing risk reporting to various committees, monitoring of capital positions, regular interaction with AIG businesses and functions, regulators, and rating agencies. AIG reputational risk protocols are incorporated into the overall risk management framework. On a regular basis, ERM performs Second Line Review and Challenge on many of these processes and approaches, including, but not limited to, budget and expense assumptions, pricing and reserving models, assumptions, and results. The Internal Audit Group performs audits on key processes and provides continuous monitoring on remediation of audit findings. Processes and controls are designed to respond proactively and in some cases, reactively, in an effective and consistent way.
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

AIG | 2024 Form 10-K	85

ITEM 7 | Enterprise Risk Management

Risk Measurement, Monitoring and Limits
We use several approaches to measure our insurance risk exposure including sensitivity and scenario analyses, stochastic methods, and experience studies. Additionally, there are risk-specific assessment tools in place to appropriately manage the variety of insurance risks to which we are exposed.
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
The table below details our modeled estimates of PML, net of reinsurance, on an annual aggregate basis. The 1-in-100 and 1-in-250 PMLs are the annual aggregate probable maximum losses with probability of 1 percent and 0.4 percent in a year, respectively. Estimates as of December 31, 2024 reflect our in-force portfolio for exposures as of July 1, 2024, and all inuring reinsurance covers as of December 31, 2024, except for the catastrophe reinsurance programs, which are as of January 1, 2025 and reflected as of such date.
The following table presents an overview of annual aggregate modeled losses for world-wide all perils and exposures arising from our largest primarily modeled perils:

At December 31, 2024	Net of Reinsurance	Net of Reinsurance, After Tax(f)	Percent of Total Shareholders' Equity	Percent of Total Shareholders' Equity Excluding AOCI
(in millions)
Exposures:
World-wide all peril (1-in-250)(a)	$2,535	$2,002	4.7%	4.0%
U.S. Hurricane (1-in-100)(b)	932	736	1.7	1.5
U.S. Earthquake (1-in-250)(c)	830	655	1.5	1.3
Japanese Typhoon (1-in-100)(d)	278	220	0.5	0.4
Japanese Earthquake (1-in-250)(e)	242	191	0.4	0.4
(a)The world-wide all peril loss estimate includes wildfire exposure.
(b)The U.S. hurricane loss estimate includes losses to Commercial and Personal Property from hurricane hazards of wind and storm surge.
(c)The U.S. earthquake loss estimates represent exposure to Commercial and Personal Property, U.S. Workers’ Compensation and A&H lines of business.
(d)Japan Typhoon loss estimate represents exposure to Commercial and Personal Property.
(e)Japan Earthquake loss estimate represents exposure to Commercial and Personal Property and A&H lines of business.
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
Our 2025 property catastrophe reinsurance program is a worldwide program providing both aggregate and per occurrence protection, with differing per occurrence and aggregate retentions for North America, Japan, and rest of world. In 2025, for North America Commercial portfolio, we maintained the $500 million retention and increased the vertical limit purchased by $500 million. For the North America Personal Lines portfolio, as a consequence of increasing the US personal lines portfolio’s contribution to the aggregate cover, we increased the retention to $200 million. We also increased vertical limit purchased and achieved several coverage

86	AIG | 2024 Form 10-K

ITEM 7 | Enterprise Risk Management

enhancements. For the International portfolio, we retained our core attachment points for Japan of $200 million and $125 million for rest of world.
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
Reinsurance is used primarily to manage overall capital adequacy and mitigate the insurance loss exposure related to certain events, such as natural and man-made catastrophes, death events, or single policy level events. Our subsidiaries operate worldwide primarily by underwriting and accepting risks for their direct account on a gross basis and reinsuring a portion of the exposure on either an individual risk or an aggregate basis to the extent those risks exceed the desired retention level. In addition, as a condition of certain direct underwriting transactions, we may be required by clients, agents or regulation to cede all or a portion of risks to specified reinsurance entities, such as captives, other insurers, local reinsurers and compulsory pools.
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
At December 31, 2024, total reinsurance recoverable assets were $38.0 billion. These assets include general reinsurance paid losses recoverable of $3.8 billion, ceded loss reserves of $29.1 billion including reserves for IBNR claims, and ceded reserves for unearned premiums of $4.3 billion, as well as life reinsurance recoverable of $0.8 billion. The methods used to estimate IBNR and to establish the resulting ultimate losses involve projecting the frequency and severity of losses over multiple years. These methods are continually reviewed and updated by management. Any adjustments are reflected in income. We believe that the amount recorded for ceded loss reserves at December 31, 2024 reflects a reasonable estimate of the ultimate losses recoverable. Actual losses may, however, differ from the reserves currently ceded.
At December 31, 2024, we held $20.1 billion of collateral, in the form of funds withheld, securities in reinsurance trust accounts and/or irrevocable letters of credit, in support of reinsurance recoverable assets from unaffiliated reinsurers.
At December 31, 2024, we had no significant reinsurance recoverable due from any individual reinsurer that was financially troubled. Reduced profitability associated with lower interest rates, market volatility and catastrophe losses (including COVID-19), could potentially result in reduced capacity or rating downgrades for some reinsurers. The Reinsurance Credit Department, in conjunction with the credit executives within ERM, reviews these developments, monitors compliance with credit triggers that may require AIG's reinsurer to post collateral, and seeks to use other appropriate means to mitigate any material risks arising from these developments.
For additional information on reinsurance recoverable, see Critical Accounting Estimates – Reinsurance Assets.

AIG | 2024 Form 10-K	87

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
Book value per share, excluding Investments AOCI, deferred tax assets (DTA) and AIG’s ownership interest in Corebridge (Core operating book value per share) is used to show the amount of our net worth on a per share basis after eliminating Investments AOCI, DTA and AIG’s ownership interest in Corebridge. We believe this measure is useful to investors because it eliminates the fair value of investments that can fluctuate significantly from period to period due to changes in market conditions. We also exclude the portion of DTA representing U.S. tax attributes related to net operating loss carryforwards (NOLs), corporate alternative minimum tax credits (CAMTCs) and foreign tax credits (FTCs) that have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As NOLs, CAMTCs and FTCs are utilized, the corresponding portion of the DTA utilized is included. We exclude AIG’s ownership interest in Corebridge since it is not a core long-term investment for AIG. Core operating book value per share is derived by dividing total AIG common shareholders’ equity, excluding Investments AOCI, DTA and AIG’s ownership interest in Corebridge (AIG core operating shareholders’ equity) by total common shares outstanding.
Book Value per share, excluding Investments AOCI, Goodwill, VOBA, VODA and Other intangible assets (Adjusted tangible book value per share) is used to provide a useful measure of the realizable shareholder value on a per share basis after eliminating the fair value of investments that can fluctuate significantly from period to period due to changes in market conditions and Fortitude Re funds withheld assets since these fair value movements are economically transferred to Fortitude Re. Adjusted tangible book value per share is derived by dividing AIG adjusted common equity, excluding intangible assets, (AIG adjusted tangible common shareholders’ equity) by total common shares outstanding.
Book value per share, excluding investments related cumulative unrealized gains and losses recorded in Accumulated other comprehensive income (loss) (AOCI) adjusted for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets (collectively, Investments AOCI) (Adjusted book value per share) is used to show the amount of our net worth on a per share basis after eliminating the fair value of investments that can fluctuate significantly from period to period due to changes in market conditions. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets held by AIG in support of Fortitude Re’s reinsurance obligations to AIG (Fortitude Re funds withheld assets) since these fair value movements are economically transferred to Fortitude Re. Adjusted book value per share is derived by dividing total AIG common shareholders’ equity, excluding Investments AOCI (AIG adjusted common shareholders' equity) by total common shares outstanding.
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

88	AIG | 2024 Form 10-K

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
Return on Equity – Adjusted After-tax Income, Excluding Goodwill, VOBA, VODA and Other Intangible assets (Return on tangible equity) is used to show the return on AIG tangible common shareholder’s equity, which we believe is a useful measure of realizable shareholder value. We exclude Goodwill, VOBA, VODA and Other intangible assets from AIG common shareholders’ equity to derive AIG tangible common shareholders’ equity. Return on AIG tangible common equity is derived by dividing actual or, for interim periods, annualized adjusted after-tax income attributable to AIG common shareholders by average AIG tangible common shareholders' equity.

AIG | 2024 Form 10-K	89

Glossary

Return on equity – Adjusted after-tax income excluding Investments AOCI (Adjusted return on equity) is used to show the rate of return on common shareholders’ equity excluding Investments AOCI. We believe this measure is useful to investors because it eliminates the fair value of investments which can fluctuate significantly from period to period due to changes in market conditions. Adjusted return on equity is derived by dividing actual or, for interim periods, annualized adjusted after-tax income attributable to AIG common shareholders by average AIG adjusted common shareholders’ equity.
Return on equity – Adjusted after-tax income excluding Investments AOCI, DTA and AIG’s ownership interest in Corebridge (Core operating return on equity) is used to show the rate of return on common shareholders’ equity excluding Investments AOCI, DTA and AIG’s ownership interest in Corebridge. We believe this measure is useful to investors because it eliminates the fair value of investments that can fluctuate significantly from period to period due to changes in market conditions. We also exclude the portion of DTA representing U.S. tax attributes related to NOLs, CAMTCs and FTCs that have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As NOLs, CAMTCs and FTCs are utilized, the corresponding portion of the DTA utilized is included. We exclude AIG’s ownership interest in Corebridge since it is not a core long-term investment for AIG. We believe this metric will provide investors with greater insight as to the underlying profitability of our property and casualty business. Core operating return on equity is derived by dividing actual or, for interim periods, annualized adjusted after-tax income attributable to AIG common shareholders by average AIG core operating shareholders’ equity.
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

90	AIG | 2024 Form 10-K

Part II
ITEM 8 | Financial Statements and Supplementary Data
AMERICAN INTERNATIONAL GROUP, INC.
REFERENCE TO FINANCIAL STATEMENTS AND SCHEDULES

AIG | 2024 Form 10-K	91

ITEM 8 | Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of American International Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American International Group, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

92	AIG | 2024 Form 10-K

ITEM 8 | Report of Independent Registered Public Accounting Firm

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Insurance Liabilities - Unpaid Losses and Loss Adjustment Expenses (Loss Reserves), Net of Reinsurance
As described in Note 13 to the consolidated financial statements, loss reserves represent the accumulation of estimates of unpaid claims, including estimates for claims incurred but not reported and loss adjustment expenses, less applicable discount. As of December 31, 2024, the Company’s net liability for unpaid losses and loss adjustment expenses was $40.1 billion. As disclosed by management, the estimate of the loss reserves relies on several key judgments, including (i) actuarial methods, (ii) relative weights given to these methods by product line, (iii) underlying actuarial assumptions, and (iv) groupings of similar product lines. Actuarial assumptions include (i) expected loss ratios and (ii) loss development factors. During management’s actuarial reviews, various factors are considered, including economic conditions; the legal, regulatory, judicial and social environment; medical cost trends; policy pricing, terms and conditions; changes in the claims handling process; and the impact of reinsurance. As described in Note 13 to the consolidated financial statements, management uses a combination of actuarial methods to project ultimate losses for both long-tail and short-tail exposures.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 13, 2025

We have served as the Company’s auditor since 1980.

AIG | 2024 Form 10-K	93

American International Group, Inc.
Consolidated Balance Sheets

(in millions, except for share data)	December 31, 2024	December 31, 2023
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $38 in 2024 and $34 in 2023 (amortized cost: 2024 - $66,195; 2023 - $68,119)*	$64,006	$65,242
Other bond securities, at fair value (See Note 6)	745	663
Equity securities, at fair value (See Note 6)	704	665
Mortgage and other loans receivable, net of allowance for credit losses of $37,800 in 2024 and $37,776 in 2023*	3,868	4,441
Other invested assets (portion measured at fair value: 2024 - $7,384; 2023 - $4,175)	9,828	6,368
Short-term investments, including restricted cash of $55 in 2024 and $1 in 2023 (portion measured at fair value: 2024 - $9,789; 2023 - $9,363)*	14,462	12,865
Total investments	93,613	90,244
Cash	1,302	1,540
Accrued investment income*	599	580
Premiums and other receivables, net of allowance for credit losses and disputes of $127 in 2024 and $138 in 2023	10,463	9,967
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2024 and $0 in 2023	3,427	3,839
Reinsurance assets - other, net of allowance for credit losses and disputes of $220 in 2024 and $206 in 2023	34,618	35,293
Deferred income tax assets	4,956	6,186
Deferred policy acquisition costs	2,065	2,117
Goodwill	3,373	3,422
Deposit accounting assets, net of allowance for credit losses of $49 in 2024 and $49 in 2023	2,171	1,915
Other assets, including restricted cash of $15 in 2024 and $32 in 2023 (portion measured at fair value: 2024 - $179; 2023 - $374)*	4,735	5,425
Assets held for sale	—	30
Assets of discontinued operations	—	378,748
Total assets	$161,322	$539,306
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2024 and $14 in 2023	$69,168	$70,393
Unearned premiums	17,232	17,375
Future policy benefits	1,317	1,467
Other policyholder funds	418	495
Fortitude Re funds withheld payable (portion measured at fair value: 2024 - $(128); 2023 - $(148))	3,207	3,527
Premiums and other related payables	6,052	6,219
Deposit accounting liabilities	3,005	2,612
Commissions and premium taxes payable	1,522	1,351
Current and deferred income tax liabilities	426	347
Other liabilities (portion measured at fair value: 2024 - $251; 2023 - $482)	7,503	7,496
Long-term debt	8,764	10,375
Debt of consolidated investment entities*	158	231
Liabilities held for sale	—	28
Liabilities of discontinued operations	—	366,089
Total liabilities	118,772	488,005
Contingencies, commitments and guarantees (See Note 15)
AIG shareholders’ equity:
Series A non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares authorized; shares issued: 2024 - 0 and 2023 - 20,000; liquidation preference $500	—	485
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2024 - 1,906,671,492 and 2023 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2024 - 1,300,512,040 shares; 2023 - 1,217,831,721 shares of common stock	(65,573)	(59,189)
Additional paid-in capital	75,348	75,810
Retained earnings	35,079	37,516
Accumulated other comprehensive loss	(7,099)	(14,037)
Total AIG shareholders’ equity	42,521	45,351
Non-redeemable noncontrolling interests	29	5,950
Total equity	42,550	51,301
Total liabilities and equity	$161,322	$539,306
*See Note 10 for details of balances associated with variable interest entities.
See accompanying Notes to Consolidated Financial Statements.

94	AIG | 2024 Form 10-K

American International Group, Inc.
Consolidated Statements of Income (Loss)

	Years Ended December 31,
(dollars in millions, except per common share data)	2024	2023	2022
Revenues:
Premiums	$23,537	$25,564	$26,765
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	4,111	3,266	2,317
Net investment income - Fortitude Re funds withheld assets	144	180	53
Total net investment income	4,255	3,446	2,370
Net realized gains (losses):
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(434)	(734)	(207)
Net realized losses on Fortitude Re funds withheld assets	(39)	(71)	(99)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(75)	(273)	1,133
Total net realized gains (losses)	(548)	(1,078)	827
Other income	7	6	34
Total revenues	27,251	27,938	29,996
Benefits, losses and expenses:
Losses and loss adjustment expenses incurred	14,567	15,393	15,461
Amortization of deferred policy acquisition costs	3,425	3,771	3,545
General operating and other expenses	5,529	5,399	6,159
Interest expense	462	516	603
(Gain) loss on extinguishment of debt	14	(37)	303
Net (gain) loss on divestitures and other	(616)	29	153
Total benefits, losses and expenses	23,381	25,071	26,224
Income from continuing operations before income tax expense	3,870	2,867	3,772
Income tax expense:
Current	657	176	(452)
Deferred	513	(50)	1,334
Income tax expense	1,170	126	882
Income from continuing operations	2,700	2,741	2,890
Income (loss) from discontinued operations, net of income taxes	(3,626)	1,137	8,383
Net income (loss)	(926)	3,878	11,273
Less: Net income attributable to noncontrolling interests	478	235	1,046
Net income (loss) attributable to AIG	(1,404)	3,643	10,227
Less: Dividends on preferred stock and preferred stock redemption premiums	22	29	29
Net income (loss) attributable to AIG common shareholders	$(1,426)	$3,614	$10,198
Income per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$4.11	$3.77	$3.67
Income (loss) from discontinued operations	$(6.30)	$1.25	$9.43
Net income (loss) attributable to AIG common shareholders	$(2.19)	$5.02	$13.10
Diluted:
Income (loss) from continuing operations	$4.07	$3.74	$3.63
Income (loss) from discontinued operations	$(6.24)	$1.24	$9.31
Net income (loss) attributable to AIG common shareholders	$(2.17)	$4.98	$12.94
Weighted average shares outstanding:
Basic	651,448,307	719,506,291	778,621,118
Diluted	657,283,160	725,233,068	787,941,750
See accompanying Notes to Consolidated Financial Statements.

AIG | 2024 Form 10-K	95

American International Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in millions)	2024	2023	2022
Net income (loss)	$(926)	$3,878	$11,273
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	60	—	(30)
Change in unrealized appreciation (depreciation) of all other investments	279	2,369	(6,499)
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	(44)	(60)	202
Change in foreign currency translation adjustments	(507)	118	(714)
Change in retirement plan liabilities adjustment	48	112	(21)
Change in other comprehensive income (loss) related to discontinued operations	(945)	3,401	(25,235)
Change in fair value of liabilities under fair value option attributable to changes in our own credit risk	—	—	(6)
Corebridge Deconsolidation	7,214	—	—
Other comprehensive income (loss)	6,105	5,940	(32,303)
Comprehensive income (loss)	5,179	9,818	(21,030)
Less: Comprehensive income (loss) attributable to noncontrolling interests	182	1,534	(1,454)
Comprehensive income (loss) attributable to AIG	$4,997	$8,284	$(19,576)
See accompanying Notes to Consolidated Financial Statements.

96	AIG | 2024 Form 10-K

American International Group, Inc.
Consolidated Statements of Equity

(in millions, except per share data)	Preferred Stock and Additional Paid-in Capital	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Balance, January 1, 2022	$485	$4,766	$(51,618)	$81,669	$25,695	$5,071	$66,068	$2,966	$69,034
Common stock issued under stock plans	—	—	294	(368)	—	—	(74)	—	(74)
Purchase of common stock	—	—	(5,149)	—	—	—	(5,149)	—	(5,149)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	10,227	—	10,227	1,046	11,273
Dividends on preferred stock ($1,462.50 per share)	—	—	—	—	(29)	—	(29)	—	(29)
Dividends on common stock ($1.28 per share)	—	—	—	—	(982)	—	(982)	—	(982)
Other comprehensive loss	—	—	—	—	—	(29,803)	(29,803)	(2,500)	(32,303)
Net increase (decrease) due to divestitures and acquisitions	—	—	—	(1,619)	—	2,116	497	1,117	1,614
Contributions from noncontrolling interests	—	—	—	—	—	—	—	133	133
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(284)	(284)
Other	—	—	—	233	(18)	—	215	6	221
Balance, December 31, 2022	$485	$4,766	$(56,473)	$79,915	$34,893	$(22,616)	$40,970	$2,484	$43,454
Common stock issued under stock plans	—	—	298	(423)	—	—	(125)	—	(125)
Purchase of common stock	—	—	(3,014)	—	—	—	(3,014)	—	(3,014)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	3,643	—	3,643	235	3,878
Dividends on preferred stock ($1,462.5 per share)	—	—	—	—	(29)	—	(29)	—	(29)
Dividends on common stock ($1.40 per share)	—	—	—	—	(997)	—	(997)	—	(997)
Other comprehensive income	—	—	—	—	—	4,641	4,641	1,299	5,940
Net increase (decrease) due to divestitures and acquisitions	—	—	—	(3,793)	—	3,938	145	2,524	2,669
Contributions from noncontrolling interests	—	—	—	—	—	—	—	49	49
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(710)	(710)
Other	—	—	—	111	5	—	116	69	185
Balance, December 31, 2023	$485	$4,766	$(59,189)	$75,810	$37,516	$(14,037)	$45,351	$5,950	$51,301
Common stock issued under stock plans	—	—	329	(324)	—	—	5	—	5
Redemption of preferred stock	(485)	—	—	—	—	—	(485)	—	(485)
Purchase of common stock	—	—	(6,713)	—	—	—	(6,713)	—	(6,713)
Net income (loss) attributable to AIG or noncontrolling interests	—	—	—	—	(1,404)	—	(1,404)	478	(926)
Dividends on preferred stock ($365.625 per share) and preferred stock redemption premiums	—	—	—	—	(22)	—	(22)	—	(22)
Dividends on common stock ($1.56 per share)	—	—	—	—	(1,002)	—	(1,002)	—	(1,002)
Other comprehensive income (loss)	—	—	—	—	—	6,401	6,401	(296)	6,105
Net increase (decrease) due to divestitures and acquisitions	—	—	—	(418)	—	537	119	(6,015)	(5,896)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	28	28
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(72)	(72)
Other	—	—	—	280	(9)	—	271	(44)	227
Balance, December 31, 2024	$—	$4,766	$(65,573)	$75,348	$35,079	$(7,099)	$42,521	$29	$42,550
See accompanying Notes to Consolidated Financial Statements.

AIG | 2024 Form 10-K	97

American International Group, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(926)	$3,878	$11,273
(Income) loss from discontinued operations	3,626	(1,137)	(8,383)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net losses on sales of securities available for sale and other assets	637	662	637
Net (gain) loss on divestitures and other	(616)	29	153
(Gain) loss on extinguishment of debt	14	(37)	303
Unrealized (gains) losses in earnings - net	(571)	1,075	2,123
Equity in income from equity method investments, net of dividends or distributions	(54)	(15)	(67)
Depreciation and other amortization	3,597	3,841	3,861
Impairments of assets	27	21	2
Changes in operating assets and liabilities:
Insurance reserves	341	823	(4,486)
Premiums and other receivables and payables - net	(571)	544	(1,681)
Reinsurance assets, net	727	(204)	2,794
Capitalization of deferred policy acquisition costs	(3,519)	(4,157)	(3,732)
Current and deferred income taxes - net	468	(338)	199
Other, net	197	1,968	1,626
Total adjustments	677	4,212	1,732
Net cash provided by operating activities - continuing operations	3,377	6,953	4,622
Net cash used in operating activities - discontinued operations	(104)	(710)	(488)
Net cash provided by operating activities	3,273	6,243	4,134
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	14,063	15,242	11,106
Other securities	263	360	2,347
Other invested assets	6,588	960	1,004
Divestitures, net	587	2,568	—
Maturities of fixed maturity securities available for sale	9,223	9,083	8,945
Principal payments received on and sales of mortgage and other loans receivable	1,007	1,265	1,886
Purchases of:
Available for sale securities	(22,990)	(22,020)	(19,396)
Other securities	(267)	(242)	(804)
Other invested assets	(557)	(1,017)	(684)
Mortgage and other loans receivable	(470)	(1,021)	(612)
Net change in short-term investments	(1,538)	(5,911)	218
Other, net	(66)	(1,754)	(1,097)
Net cash provided by (used in) investing activities - continuing operations	5,843	(2,487)	2,913
Net cash used in investing activities - discontinued operations	(4,171)	(4,534)	(6,539)
Net cash provided by (used in) investing activities	1,672	(7,021)	(3,626)
Cash flows from financing activities:
Proceeds from (payments for)
Issuance of long-term debt	661	742	26
Issuance of debt of consolidated investment entities	—	—	71
Repayments of long-term debt	(2,047)	(2,304)	(9,455)
Repayments of debt of consolidated investment entities	(1)	(45)	(305)
Purchase of common stock	(6,652)	(2,961)	(5,200)
Redemption of preferred stock	(485)	—	—
Dividends on preferred stock and preferred stock redemption premiums	(22)	(29)	(29)
Dividends on common stock	(1,002)	(997)	(982)
Other, net	605	2,846	1,369
Net cash used in financing activities - continuing operations	(8,943)	(2,748)	(14,505)
Net cash provided by financing activities - discontinued operations	3,880	3,530	13,903
Net cash provided by (used in) financing activities	(5,063)	782	(602)
Effect of exchange rate changes on cash and restricted cash	(83)	(13)	(117)
Net decrease in cash and restricted cash	(201)	(9)	(211)
Cash and restricted cash at beginning of year	1,573	1,571	1,877
Cash and restricted cash of held for sale assets	—	11	(95)
Cash and restricted cash at end of year	$1,372	$1,573	$1,571

98	AIG | 2024 Form 10-K

American International Group, Inc.
Consolidated Statements of Cash Flows (continued)
Supplementary Disclosure of Consolidated Cash Flow Information

	Years Ended December 31,
(in millions)	2024	2023	2022
Cash	$1,302	$1,540	$1,482
Restricted cash included in Short-term investments*	55	1	70
Restricted cash included in Other assets*	15	32	19
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$1,372	$1,573	$1,571
Cash paid during the period for:
Interest	$858	$1,059	$1,127
Taxes	$708	$984	$746
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk transfer transactions attributed to discontinued operations	$1,316	$4,317	$1,121
Fixed maturity securities and other invested assets received in connection with reinsurance transactions	$256	$110	$110
Fixed maturity securities and other invested assets transferred in connection with reinsurance transactions	$(148)	$(838)	$(224)
Non-cash consideration received from sale of Validus Re	$—	$290	$—
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$2,416	$4,501	$3,676
Fee income debited to policyholder contract deposits included in financing activities	$(1,426)	$(2,122)	$(1,694)
*Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to real estate.
See accompanying Notes to Consolidated Financial Statements.

AIG | 2024 Form 10-K	99

ITEM 8 | Notes to Consolidated Financial Statements | 1. Basis of Presentation

1. Basis of Presentation
American International Group, Inc. is a leading global insurance organization. AIG provides insurance solutions that help businesses and individuals in over 200 countries and jurisdictions protect their assets and manage risks through AIG operations, licenses and authorizations as well as network partners. Unless the context indicates otherwise, the terms “AIG,” “we,” “us,” “our” or "the Company" mean American International Group, Inc. and its consolidated subsidiaries, and the term “AIG Parent” means American International Group, Inc. and not any of its consolidated subsidiaries.
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
SALES/DISPOSALS OF ASSETS AND BUSINESSES
Crop Risk Services
On July 3, 2023, AIG closed the sale of Crop Risk Services, Inc. (CRS) to American Financial Group, Inc. (AFG) and in substance, AIG exited the crop business. The gross proceeds, before deducting commissions, were $234 million, resulting in a pre-tax gain of $72 million for the year ended December 31, 2023.
Validus Re
On November 1, 2023, AIG completed the sale of Validus Reinsurance, Ltd. (Validus Re), including AlphaCat Managers Ltd. and the Talbot Treaty reinsurance business, to RenaissanceRe Holdings Ltd. (RenaissanceRe) and received cash proceeds of $2.7 billion from RenaissanceRe and 1.3 million shares of RenaissanceRe common stock valued at $290 million as of the closing date, resulting in a pre-tax loss of $78 million for the year ended December 31, 2023. The results of Validus Re are reported in North America Commercial and International Commercial segments.
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

100	AIG | 2024 Form 10-K

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
Global Personal Travel Business
On December 2, 2024, AIG concluded the sale of its global individual personal travel insurance and assistance business to Zurich Insurance Group (Zurich) for $600 million in cash plus additional earn-out consideration, resulting in a pre-tax gain of $511 million for the year ended December 31, 2024. The global individual personal travel insurance and assistance business is reported in Global Personal segment. AIG has also agreed to provide transition services to Zurich for 30 months after the transaction date. Additionally, AIG has fronting agreements in place to front 100 percent of all new travel business produced by Zurich; whereby all of the economics of the new travel business will pass to Zurich through the fronting arrangements which is recognized as a component of Net gain (loss) on divestitures and other.
OTHER EVENTS
On December 14, 2022, AIG announced that its wholly-owned subsidiary, AIG Financial Products Corp. (AIGFP), filed a voluntary petition to reorganize under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware and filed a proposed plan of reorganization. The reorganization will not have a material impact on the consolidated balance sheets of AIG or our respective businesses. AIGFP has no material operations or businesses and no employees. In conjunction with the bankruptcy filing, AIGFP and its consolidated subsidiaries were deconsolidated from the results of AIG, resulting in a pre-tax loss of $114 million for the year ended December 31, 2022, reported in Net gain (loss) on divestitures and other. In addition, AIGFP and its subsidiaries were determined to be an unconsolidated variable interest entity.
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
•income taxes, in particular the recoverability of our deferred tax asset and establishment of provisions for uncertain tax positions; and
•goodwill impairment.
These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of operations and cash flows could be materially affected.

AIG | 2024 Form 10-K	101

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
•Legal contingencies
Note 17. Earnings Per Common Share (EPS)
Note 21. Income Taxes

OTHER SIGNIFICANT ACCOUNTING POLICIES
Premiums are presented net of reinsurance, as applicable. Premiums for short-duration contracts are recorded as written on the inception date of the policy. Premiums are earned primarily on a pro rata basis over the term of the related coverage. Sales of extended services contracts are reflected as premiums written and earned on a pro rata basis over the term of the related coverage. In addition, certain miscellaneous income is included as premiums written and earned. The reserve for unearned premiums includes the portion of premiums written relating to the unexpired terms of coverage. Reinsurance premiums are typically earned over the same period as the underlying policies or risks covered by the contract. As a result, the earnings pattern of a reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies throughout the year. Premiums from long-duration life products, other than universal and variable life contracts, are recognized as revenues when due.
Reinsurance premiums for assumed business are estimated based on information received from ceding companies and reinsurers. Any subsequent differences that arise regarding such estimates are recorded in the periods in which they are determined.
Cash represents cash on hand and demand deposits.
Short-term investments include interest bearing investments and time deposits. Securities included within short-term investments are stated at estimated fair value.
Premiums and other receivables – net of allowance for credit losses and disputes include premium balances receivable, amounts due from agents and brokers and policyholders, receivables resulting from sales of securities that had not yet settled, cash collateral posted to derivative counterparties that is not eligible to be netted against derivative liabilities and other receivables.
Deposit assets and liabilities We have entered into certain insurance and reinsurance contracts that do not contain sufficient insurance risk to be accounted for as insurance or reinsurance. When we receive premiums on such contracts, the premiums received, after deduction for certain related expenses, are recorded as deposits within Deposit accounting liabilities in the Consolidated Balance Sheets. Net proceeds of these deposits are invested and generate Net investment income. When we pay premiums on such contracts, the premiums paid are recorded as deposits within Deposit accounting assets in the Consolidated Balance Sheets. The deposit asset or liability is adjusted as amounts are paid, consistent with the underlying contracts. Deferred gains on retroactive reinsurance agreements are also reflected within deposit accounting liabilities.
Other assets consist of prepaid expenses, deposits, other deferred charges, real estate, other fixed assets, capitalized software costs, goodwill, intangible assets other than goodwill, restricted cash, derivative assets, and accrued interest income.

102	AIG | 2024 Form 10-K

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
Other liabilities consist of other funds on deposit, other payables, securities sold under agreements to repurchase, securities sold but not yet purchased, liabilities resulting from purchases of securities that have not yet settled, derivative liabilities, cash collateral received from derivative counterparties that contractually cannot be netted against derivative assets and allowance for credit losses in relation to off-balance sheet commitments.
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
Segment Reporting
In November 2023, the FASB issued an accounting standard update to address improvements to reportable segment disclosures. The standard primarily requires the following disclosure on an annual and interim basis: (i) significant segment expenses that are regularly provided to the chief operating decision makers (CODMs) and included within each reported measure of segment profit or loss; and (ii) other segment items and description of its composition. The standard also requires current annual disclosures about a reportable segment's profits or losses and assets to be disclosed in interim periods and the title and position of the CODMs with an explanation of how the CODMs uses the reported measure(s) of segment profits or losses in assessing segment performance. The Company adopted the standard for its 2024 Annual Report on Form 10-K, retrospectively. For additional detail, see Note 3
FUTURE APPLICATION OF ACCOUNTING STANDARDS
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
Disaggregation of Income Statement Expenses
On November 4, 2024, the FASB issued new guidance requiring additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. We are assessing the impact of the standard.

AIG | 2024 Form 10-K	103

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

3. Segment Information
In the fourth quarter of 2024, the Company realigned its organizational structure and the composition of its reportable segments to reflect changes in how the Company manages its operations, specifically the level at which its chief operating decision makers (CODMs) regularly review operating results and allocate resources. Our CODMs are the chief executive officer (CEO) and chief financial officer (CFO). The CODMs evaluate performance of the segments based on underwriting income (loss). The CODMs use this measure to benchmark AIG’s performance, assessing performance of the segments and in establishing management’s compensation.
AIG has three reportable segments: North America Commercial, International Commercial and Global Personal. Prior years’ presentations have been recast to conform to the new reportable segments. Our General Insurance business (General Insurance) consists of our three segments and the Net investment income related to our insurance operations.
NORTH AMERICA COMMERCIAL
North America Commercial consists of insurance businesses in the United States, Canada and Bermuda.
INTERNATIONAL COMMERCIAL
International Commercial consists of insurance businesses in Japan, the United Kingdom, Europe, Middle East and Africa (EMEA region), Asia Pacific, Latin America and Caribbean, and China. International also includes the results of Talbot Underwriting Ltd. as well as AIG’s Global Specialty business.
GLOBAL PERSONAL
Global Personal consists primarily of insurance businesses in the United States as well as Japan, the United Kingdom, Europe, Middle East and Africa (EMEA region), Asia Pacific, Latin America and Caribbean, and China.
PRODUCTS
The segments consist of the following products:
–North America and International Commercial consists of Property & Short Tail, Casualty, Financial Lines and Global Specialty.
–Global Personal consists of Global Accident & Health and Personal Lines.
For further discussion on recent activity in the General Insurance business, see Note 1.
OTHER OPERATIONS
Other Operations predominantly consists of Net Investment Income from our AIG Parent liquidity portfolio, Corebridge dividend income, corporate General operating expenses, and Interest expense.
SEGMENT RESULTS
Management uses Underwriting income (loss) as the basis for the segment performance reviews. AIG calculates Underwriting income (loss) by subtracting Losses and loss adjustment expense incurred, Amortization of DAC, Other acquisition cost, and General operating expense from Net premiums earned. Assets by reportable segment are not used by the CODMs for purposes of making decisions about allocating resources to the segment and assessing its performance.

104	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

The following table presents AIG’s continuing operations by segment:

(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Income (Loss) from Continuing Operations Before Income Tax Expense
2024
North America Commercial	$8,452	$8,172	$5,713	$824	$222	$865	$548
International Commercial	8,364	8,145	4,463	1,018	342	1,095	1,227
Global Personal	7,086	7,140	3,862	1,571	573	992	142
Total General Insurance	$23,902	$23,457	$14,038	$3,413	$1,137	$2,952	$1,917	$3,060	$4,977
Interest expense								—	(445)
Other Operations								424	(207)
Elimination and consolidations								—	(1)
Total								3,484	4,324
Reconciling items:
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain on sale of shares								586	586
Other income (expense) - net								16	—
Gain (loss) on extinguishment of debt								—	(14)
Net investment income on Fortitude Re funds withheld assets								144	144
Net realized losses on Fortitude Re funds withheld assets								—	(39)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative								—	(75)
Net realized gains (losses)(c)								8	(428)
Net gain (loss) on divestitures and other								—	616
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	(105)
Net loss reserve discount benefit (charge)								—	(226)
Net results of businesses in run-off(d)								17	(111)
Integration and transaction costs associated with acquiring or divesting businesses								—	(39)
Restructuring and other costs(e)								—	(745)
Non-recurring costs related to regulatory or accounting changes								—	(18)
Total AIG Consolidated								$4,255	$3,870

2023
North America Commercial	$11,432	$10,233	$6,323	$1,371	$231	$953	$1,355
International Commercial	8,168	7,964	4,641	943	350	1,028	1,002
Global Personal	7,119	6,894	3,811	1,309	698	1,084	(8)
Total General Insurance	$26,719	$25,091	$14,775	$3,623	$1,279	$3,065	$2,349	$3,022	$5,371
Interest expense								—	(498)
Other Operations								186	(535)
Elimination and consolidations								(13)	(17)
Total								3,195	4,321
Reconciling items:
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain on sale of shares								53	53
Other income (expense) - net								8	—
Gain (loss) on extinguishment of debt								—	37
Net investment income on Fortitude Re funds withheld assets								180	180
Net realized losses on Fortitude Re funds withheld assets								—	(71)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative								—	(273)
Net realized gains (losses)(c)								(12)	(743)
Net gain (loss) on divestitures and other								—	(29)
Non-operating litigation reserves and settlements								—	(1)
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	62
Net loss reserve discount benefit (charge)								—	(195)
Net results of businesses in run-off(d)								21	(31)
Pension expense related to lump sum payments to former employees								—	(71)
Integration and transaction costs associated with acquiring or divesting businesses								—	(6)
Restructuring and other costs(e)								—	(356)
Non-recurring costs related to regulatory or accounting changes								—	(22)
Net impact from elimination of international reporting lag(f)								1	12
Total AIG Consolidated								$3,446	$2,867

AIG | 2024 Form 10-K	105

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Income (Loss) from Continuing Operations Before Income Tax Expense
2022
North America Commercial	$10,899	$10,444	$7,218	$1,381	$174	$927	$744
International Commercial	7,877	7,701	4,301	938	378	945	1,139
Global Personal	6,736	7,195	3,888	1,214	813	1,115	165
Total General Insurance	$25,512	$25,340	$15,407	$3,533	$1,365	$2,987	$2,048	$2,382	$4,430
Interest expense								—	(624)
Other Operations								(122)	(1,000)
Elimination and consolidations								14	63
Total								2,274	2,869
Reconciling items:
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain on sale of shares								29	29
Other income (expense) - net								28	—
Gain (loss) on extinguishment of debt								—	(303)
Net investment income on Fortitude Re funds withheld assets								53	53
Net realized losses on Fortitude Re funds withheld assets								—	(99)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative								—	1,133
Net realized gains (losses)(c)								(61)	(268)
Net gain (loss) on divestitures and other								—	(153)
Non-operating litigation reserves and settlements								—	16
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	160
Net loss reserve discount benefit (charge)								—	703
Net results of businesses in run-off(d)								6	25
Pension expense related to lump sum payments to former employees								—	(59)
Integration and transaction costs associated with acquiring or divesting businesses								—	(12)
Restructuring and other costs(e)								—	(423)
Non-recurring costs related to regulatory or accounting changes								—	(26)
Net impact from elimination of international reporting lag(f)								41	127
Total AIG Consolidated								$2,370	$3,772
(a)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODMs.
(b)General operating expenses primarily comprised of employee compensation and benefits, as well as professional fees.
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
(d)In the fourth quarter of 2024, AIG realigned and began excluding the net results of run-off businesses previously reported in Other Operations from Adjusted pre-tax income. Historical results have been recast to reflect these changes.
(e)In the year ended December 31, 2024, Restructuring and other costs increased primarily as a result of employee-related costs, including severance, and real estate impairment charges.
(f)For additional information, see Note 1.
For the year ended December 31, 2024, we recorded severance charges of $353 million and asset impairment of $53 million as a result of restructuring activities.
The following table presents AIG’s consolidated total revenues and real estate and other fixed assets, net of accumulated depreciation, by major geographic area:

	Total Revenues*
(in millions)	2024	2023	2022
North America Commercial	$8,172	$10,233	$10,444
International Commercial	8,145	7,964	7,701
Global Personal	7,140	6,894	7,195
Net investment income	4,255	3,446	2,370
Net realized gains (losses)	(548)	(1,078)	827
Other income	7	6	34
Net results of businesses in run-off	83	475	478
Net impact from elimination of international reporting lag	—	3	937
Elimination and consolidations	(3)	(5)	10
Total Revenue	$27,251	$27,938	$29,996

106	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

	Total Revenues*
(in millions)	2024	2023	2022
North America	$13,031	$14,701	$15,163
International	14,220	13,237	14,833
Consolidated	$27,251	$27,938	$29,996

	Real Estate and Other Fixed Assets, Net of Accumulated Depreciation
(in millions)	2024	2023	2022
North America	$804	$760	$768
International	312	372	385
Consolidated	$1,116	$1,132	$1,153
*Revenues are generally reported according to the geographic location of the segment. International revenues consists of revenues from our General Insurance International operations.

4. Discontinued Operations Presentation
DISCONTINUED OPERATIONS PRESENTATION
We present a business, or a component of an entity, as discontinued operations if a) it meets the held-for-sale criteria, or is disposed of by sale, or is disposed of other than by sale, and b) the disposal of the business, or component of an entity, represents a strategic shift that has (or will have) a major effect on AIG’s financial results.
Pre-Deconsolidation of Corebridge
Corebridge completed its initial public offering in September 2022 and AIG continued to sell its interest in Corebridge through secondary offerings. On May 16, 2024, AIG entered into a stock purchase agreement with Corebridge and Nippon Life Insurance Company (Nippon). On June 3, 2024, AIG closed on a secondary offering of 30 million shares of Corebridge common stock. The sale was recorded as an equity transaction as AIG controlled Corebridge as of the transaction date. The aggregate gross proceeds of the offering, before deducting underwriting discounts and commission and other expenses payable by AIG, were $876 million. As a result of the offering, AIG recorded an increase of $261 million in Total AIG shareholders' equity.
Deconsolidation of Corebridge
On June 9, 2024, AIG held 48.4 percent of Corebridge common stock, waived its right to majority representation on the Corebridge Board of Directors and one of AIG's designees resigned from the Corebridge Board of Directors as of June 9, 2024 (the Deconsolidation Date). As a result, AIG met the requirements for the deconsolidation of Corebridge.
In the second quarter of 2024, AIG recognized a loss of $4.8 billion as a result of the deconsolidation, mainly due to the recognition of an accumulated comprehensive loss of $7.2 billion. The loss is recorded as a component of discontinued operations.
The historical financial results of Corebridge, for all periods presented, are reflected in these Consolidated Financial Statements as discontinued operations. In addition, the assets and liabilities of Corebridge are classified as Assets of discontinued operations and Liabilities of discontinued operations in AIG’s Consolidated Balance Sheets as of December 31, 2023.
Post Deconsolidation of Corebridge
Subsequent to the Deconsolidation Date, AIG elected the fair value option and reflects its retained interest in Corebridge as an equity method investment in Other invested assets using Corebridge’s stock price as its fair value. Dividends received from Corebridge and changes in its stock price are recognized in Net investment income.
From August 2024 to November 2024, AIG sold approximately 43 million shares of Corebridge common stocks. The aggregate proceeds received from these transactions were approximately $1.3 billion.
On December 9, 2024, AIG completed the sale of approximately 120 million shares of its Corebridge common stock, representing a 21.6 percent ownership stake, to Nippon for $31.47 per share for an aggregate purchase price of $3.8 billion, which resulted in a $282 million gain recognized in Net investment income in the fourth quarter of 2024.
Due to share repurchases by Corebridge and sale of shares by AIG after the Deconsolidation Date, as of December 31, 2024, AIG held 22.7 percent of the outstanding common stock of Corebridge.

AIG | 2024 Form 10-K	107

ITEM 8 | Notes to Consolidated Financial Statements | 4. Discontinued Operations Presentation
The following provides Corebridge's pre-tax income for the period June 10, 2024 to December 31, 2024, as well as our equity method income (representing the sum of dividends received and changes in its stock price since June 9, 2024).

(in millions)
Corebridge pre-tax income	$1,574
Equity method income (loss) related to Corebridge (based on fair value)	$601
The following table summarizes the components of assets and liabilities of discontinued operations on the Consolidated Balance Sheets at December 31, 2023:

December 31, 2023
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses	$166,657
Other bond securities, at fair value	4,579
Equity securities, at fair value	63
Mortgage and other loans receivable, net of allowance for credit losses	46,732
Other invested assets	9,916
Short-term investments	4,346
Total investments	232,293
Cash	618
Accrued investment income	2,011
Premiums and other receivables, net of allowance for credit losses and disputes	709
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes	26,772
Reinsurance assets - other, net of allowance for credit losses and disputes	2,519
Deferred income taxes	8,307
Deferred policy acquisition costs	10,782
Market risk benefit assets, at fair value	912
Other assets, net of allowance for credit losses(a)	2,820
Separate account assets, at fair value	91,005
Total assets held for sale/assets of discontinued operations	$378,748

Liabilities:
Unearned premiums	$65
Future policy benefits	57,946
Policyholder contract deposits	161,979
Market risk benefit liabilities, at fair value	5,705
Other policyholder funds	2,862
Fortitude Re funds withheld payable	25,957
Other liabilities	8,790
Short-term and long-term debt	9,420
Debt of consolidated investment entities	2,360
Separate account liabilities	91,005
Total liabilities held for sale/liabilities of discontinued operations	$366,089
(a)Other assets, net of allowance for credit losses includes goodwill and other intangibles of $116 million and $3 million, respectively, at December 31, 2023.

108	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 4. Discontinued Operations Presentation
The following table presents the amounts related to the operations of Corebridge that have been reflected in Net income from discontinued operations:

	Years Ended December 31,
(in millions)	2024	2023	2022
Revenues:
Premiums	$2,723	$7,690	$5,091
Policy fees	1,269	2,797	2,913
Net investment income	5,238	11,146	9,398
Net realized gains (losses)	(923)	(3,530)	6,236
Other income	372	761	816
Total revenues	8,679	18,864	24,454
Benefits, losses and expenses:
Policyholder benefits and losses incurred	3,618	9,362	6,715
Change in the fair value of market risk benefits, net	(350)	2	(960)
Interest credited to policyholder account balances	2,184	4,424	3,746
Amortization of deferred policy acquisition costs	465	1,037	1,013
General operating and other expenses	1,350	3,100	2,962
Interest expense	249	620	522
Net (gain) loss on divestitures and other	(191)	(672)	(71)
Total benefits, losses and expenses	7,325	17,873	13,927
Income (loss) from discontinued operations before income tax expense (benefit) and loss on disposal of discontinued operations	1,354	991	10,527
Income tax expense (benefit)	226	(146)	2,144
Income (loss) from discontinued operations, net of income taxes before loss on disposal of discontinued operations	1,128	1,137	8,383
Loss on disposition of operations, net of tax	(4,754)	—	—
Income (loss) from discontinued operations, net of income taxes	(3,626)	1,137	8,383
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	478	235	1,046
Net income (loss) from discontinued operations attributable to AIG	$(4,104)	$902	$7,337
DISCONTINUED OPERATIONS LOSS PRESENTATION
The loss recognized in the second quarter of 2024 for the deconsolidation of Corebridge includes (i) $8.5 billion of retained investment in Corebridge (Corebridge’s quoted stock price is used for fair value measurement, which is classified as level 1 in the fair value hierarchy), (ii) $817 million of certain other investments (considered level 3 in the fair value hierarchy) which are measured based on valuation techniques (i.e., third-party appraisals) that use significant inputs (i.e., terminal capital rate and discount rate), and (iii) $378 million of an unsettled receivable. For details on fair value hierarchy, see Note 5. The loss on deconsolidation of Corebridge, as of December 31, 2024, is calculated as follows:

(in millions)
Corebridge retained investment (294.2 million shares at $28.90 per share at June 9, 2024)	$8,502
Retained interest in certain investment entities and other assets	1,180
Net fair value of assets retained	9,682

Corebridge book value	12,409
Less: Noncontrolling interests	5,732
Corebridge book value excluding noncontrolling interests	6,677

Pre-tax gain on sale	3,005
Tax expense	545
Subtotal: After tax gain on sale before reclassification adjustment	2,460
Reclassification adjustment of Accumulated other comprehensive loss	(7,214)
After-tax loss on sale of Corebridge	$(4,754)

AIG | 2024 Form 10-K	109

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

110	AIG | 2024 Form 10-K

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

AIG | 2024 Form 10-K	111

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
Other Invested Assets
We initially estimate the fair value of investments in certain hedge funds, private equity funds and other investment partnerships by reference to the transaction price. Subsequently, we generally obtain the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are generally audited annually. We consider observable market data and perform certain control procedures to validate the appropriateness of using the net asset value as a fair value measurement. The fair values of other investments carried at fair value, such as direct private equity holdings, are initially determined based on transaction price and are subsequently estimated based on available evidence such as market transactions in similar instruments, other financing transactions of the issuer and other available financial information for the issuer, with adjustments made to reflect illiquidity as appropriate. AIG's retained investments in Corebridge, for which we have elected the fair value option, is determined using Corebridge's stock price as its fair value.
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

112	AIG | 2024 Form 10-K

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

December 31, 2024	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$36	$3,231	$—	$—	$—	$3,267
Obligations of states, municipalities and political subdivisions	—	3,140	3	—	—	3,143
Non-U.S. governments	161	7,939	7	—	—	8,107
Corporate debt	—	31,586	240	—	—	31,826
RMBS	—	6,710	1,894	—	—	8,604
CMBS	—	3,900	26	—	—	3,926
CLO/ABS	—	4,293	840	—	—	5,133
Total bonds available for sale	197	60,799	3,010	—	—	64,006
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	50	—	—	—	50
Non-U.S. governments	—	24	—	—	—	24
Corporate debt	—	281	1	—	—	282
RMBS	—	50	50	—	—	100
CMBS	—	43	—	—	—	43
CLO/ABS	—	133	113	—	—	246
Total other bond securities	—	581	164	—	—	745
Equity securities	689	—	15	—	—	704
Other invested assets(b)	3,810	119	163	—	—	4,092
Derivative assets(c):
Interest rate contracts	—	277	—	—	—	277
Foreign exchange contracts	—	296	—	—	—	296
Equity contracts	—	—	20	—	—	20
Credit contracts	—	—	31	—	—	31
Counterparty netting and cash collateral	—	—	—	(270)	(304)	(574)
Total derivative assets	—	573	51	(270)	(304)	50
Short-term investments	7,942	1,847	—	—	—	9,789
Other assets(c)	—	—	129	—	—	129
Total(d)	$12,638	$63,919	$3,532	$(270)	$(304)	$79,515

AIG | 2024 Form 10-K	113

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

December 31, 2024	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Liabilities:
Derivative liabilities(c):
Interest rate contracts	$—	$304	$—	$—	$—	$304
Foreign exchange contracts	—	267	—	—	—	267
Equity contracts	—	—	20	—	—	20
Credit contracts	—	—	31	—	—	31
Counterparty netting and cash collateral	—	—	—	(270)	(201)	(471)
Total derivative liabilities	—	571	51	(270)	(201)	151
Fortitude Re funds withheld payable	—	—	(128)	—	—	(128)
Other liabilities	—	—	100	—	—	100
Total	$—	$571	$23	$(270)	$(201)	$123

December 31, 2023	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$15	$4,380	$—	$—	$—	$4,395
Obligations of states, municipalities and political subdivisions	—	4,830	3	—	—	4,833
Non-U.S. governments	233	8,156	7	—	—	8,396
Corporate debt	—	32,023	323	—	—	32,346
RMBS	—	4,415	1,792	—	—	6,207
CMBS	—	4,122	25	—	—	4,147
CLO/ABS	—	3,629	1,289	—	—	4,918
Total bonds available for sale	248	61,555	3,439	—	—	65,242
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	51	—	—	—	51
Non-U.S. governments	—	24	—	—	—	24
Corporate debt	—	210	45	—	—	255
RMBS	—	42	51	—	—	93
CMBS	—	33	—	—	—	33
CLO/ABS	—	69	138	—	—	207
Total other bond securities	—	429	234	—	—	663
Equity securities	612	39	14	—	—	665
Other invested assets (b)	—	155	221	—	—	376
Derivative assets(c):
Interest rate contracts	—	335	406	—	—	741
Foreign exchange contracts	—	450	1	—	—	451
Equity contracts	—	18	48	—	—	66
Credit contracts	—	—	33	—	—	33
Other contracts	—	—	1	—	—	1
Counterparty netting and cash collateral	—	—	—	(450)	(711)	(1,161)
Total derivative assets	—	803	489	(450)	(711)	131
Short-term investments	2,613	6,750	—	—	—	9,363
Other assets(c)	—	—	243	—	—	243
Total(d)	$3,473	$69,731	$4,640	$(450)	$(711)	$76,683
Liabilities:
Derivative liabilities(c):
Interest rate contracts	$—	$352	$—	$—	$—	$352
Foreign exchange contracts	—	561	3	—	—	564
Credit contracts	—	3	33	—	—	36
Counterparty netting and cash collateral	—	—	—	(450)	(249)	(699)
Total derivative liabilities	—	916	36	(450)	(249)	253
Fortitude Re funds withheld payable	—	—	(148)	—	—	(148)
Other liabilities	—	107	122	—	—	229
Total	$—	$1,023	$10	$(450)	$(249)	$334
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.

114	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

(b)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $3.3 billion and $3.8 billion as of December 31, 2024 and 2023, respectively. As of December 31, 2024, includes AIG's ownership interest in Corebridge of $3.8 billion on which AIG elected the fair value option.
(c)Presented as part of Other assets and Other liabilities on the Consolidated Balance Sheets.
(d)Excludes $15 million of assets reclassified to Assets held for sale on the Consolidated Balance Sheets at December 31, 2023.
CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the years ended December 31, 2024 and 2023 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Consolidated Balance Sheets at December 31, 2024 and 2023:

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
December 31, 2024
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$3	$—	$—	$—	$—	$—	$—	$3	$—	$(5)
Non-U.S. governments	7	—	—	—	—	—	—	7	—	—
Corporate debt	323	(1)	(3)	(71)	232	(245)	5	240	—	(6)
RMBS	1,792	53	32	(238)	308	(89)	36	1,894	—	(43)
CMBS	25	(11)	13	(32)	108	(78)	1	26	—	1
CLO/ABS	1,289	(22)	54	(441)	43	(83)	—	840	—	37
Total bonds available for sale	3,439	19	96	(782)	691	(495)	42	3,010	—	(16)
Other bond securities:
Corporate debt	45	—	—	—	1	(45)	—	1	—	—
RMBS	51	1	—	(3)	—	(3)	4	50	2	—
CLO/ABS	138	1	—	4	2	(32)	—	113	(1)	—
Total other bond securities	234	2	—	1	3	(80)	4	164	1	—
Equity securities	14	1	—	4	11	(13)	(2)	15	1	—
Other invested assets	221	(16)	—	(35)	—	(13)	6	163	(11)	—
Other assets	243	—	—	(114)	—	—	—	129	—	—
Total	$4,151	$6	$96	$(926)	$705	$(601)	$50	$3,481	$(9)	$(16)
(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
Liabilities:
Derivative liabilities, net:
Interest rate contracts	$(406)	$61	$—	$345	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	2	(2)	—	—	—	—	—	—	—	—
Equity contracts	(48)	(18)	—	31	—	—	35	—	—	—
Credit contracts	—	1	—	—	—	—	(1)	—	(1)	—
Other contracts	(1)	(1)	—	1	—	—	1	—	—	—
Total derivative liabilities, net(a)	(453)	41	—	377	—	—	35	—	(1)	—
Fortitude Re funds withheld payable	(148)	75	—	(55)	—	—	—	(128)	(26)	—
Other Liabilities	122	(2)	—	(20)	—	—	—	100	—	—
Total	$(479)	$114	$—	$302	$—	$—	$35	$(28)	$(27)	$—

AIG | 2024 Form 10-K	115

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
December 31, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$20	$(1)	$1	$(16)	$—	$(1)	$—	$3	$—	$—
Non-U.S. governments	2	—	1	(5)	11	(2)	—	7	—	1
Corporate debt	879	(8)	11	(537)	236	(258)	—	323	—	(5)
RMBS	1,884	114	(10)	(142)	—	(54)	—	1,792	—	(17)
CMBS	207	(31)	4	(6)	44	(193)	—	25	—	(11)
CLO/ABS	1,483	(39)	66	(179)	17	(75)	16	1,289	—	3
Total bonds available for sale	4,475	35	73	(885)	308	(583)	16	3,439	—	(29)
Other bond securities:
Corporate debt	—	1	—	44	—	—	—	45	1	—
RMBS	65	4	—	(18)	—	—	—	51	(7)	—
CLO/ABS	158	4	—	(34)	1	(3)	12	138	(25)	—
Total other bond securities	223	9	—	(8)	1	(3)	12	234	(31)	—
Equity securities	13	1	—	3	10	(13)	—	14	1	—
Other invested assets	244	3	—	(36)	10	—	—	221	(1)	—
Other assets	107	—	—	136	—	—	—	243	—	—
Total	$5,062	$48	$73	$(790)	$329	$(599)	$28	$4,151	$(31)	$(29)
(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
Liabilities:
Derivative liabilities, net:
Interest rate contracts	$(311)	$(44)	$—	$(51)	$—	$—	$—	$(406)	$37	$—
Foreign exchange contracts	—	2	—	—	—	—	—	2	(2)	—
Equity contracts	(271)	72	—	151	—	—	—	(48)	19	—
Credit contracts	—	—	—	—	—	—	—	—	(1)	—
Other contracts	(1)	(2)	—	2	—	—	—	(1)	2	—
Total derivative liabilities, net(a)	(583)	28	—	102	—	—	—	(453)	55	—
Fortitude Re funds withheld payable	(41)	273	—	(380)	—	—	—	(148)	(151)	—
Other liabilities	112	10	—	—	—	—	—	122	—	—
Total	$(512)	$311	$—	$(278)	$—	$—	$—	$(479)	$(96)	$—
(a)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Consolidated Statements of Income (Loss) as follows:

(in millions)	Net Investment Income	Net Realized Gains (Losses)	Total
December 31, 2024
Assets:
Bonds available for sale	$75	$(56)	$19
Other bond securities	2	—	2
Equity securities	1	—	1
Other invested assets	(16)	—	(16)
December 31, 2023
Assets:
Bonds available for sale	$104	$(69)	$35
Other bond securities	9	—	9
Equity securities	1	—	1
Other invested assets	4	(1)	3

116	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

(in millions)	Net Investment Income	Net Realized (Gains) Losses	Total
December 31, 2024
Liabilities:
Derivative liabilities, net	$—	$41	$41
Fortitude Re funds withheld payable	—	75	75
Other Liabilities	—	(2)	(2)
December 31, 2023
Liabilities:
Derivative liabilities, net	$—	$28	$28
Fortitude Re funds withheld payable	—	273	273
Other Liabilities	—	10	10

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the years ended December 31, 2024 and 2023 related to Level 3 assets and liabilities in the Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
December 31, 2024
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1	$—	$(1)	$—
Non-U.S. governments	4	—	(4)	—
Corporate debt	43	(29)	(85)	(71)
RMBS	89	(53)	(274)	(238)
CMBS	—	(15)	(17)	(32)
CLO/ABS	447	(681)	(207)	(441)
Total bonds available for sale	584	(778)	(588)	(782)
Other bond securities:
RMBS	3	(1)	(5)	(3)
CLO/ABS	13	—	(9)	4
Total other bond securities	16	(1)	(14)	1
Equity securities	6	(2)	—	4
Other invested assets	3	—	(38)	(35)
Other assets	—	—	(114)	(114)
Total	$609	$(781)	$(754)	$(926)
Liabilities:
Derivative liabilities, net	$—	$—	$377	$377
Fortitude Re funds withheld payable	—	—	(55)	(55)
Other Liabilities	—	—	(20)	(20)
Total	$—	$—	$302	$302
December 31, 2023
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1	$(15)	$(2)	$(16)
Non-U.S. governments	—	—	(5)	(5)
Corporate Debt	21	(4)	(554)	(537)
RMBS	228	(25)	(345)	(142)
CMBS	1	(23)	16	(6)
CLO/ABS	291	(437)	(33)	(179)
Total bonds available for sale	542	(504)	(923)	(885)
Other bond securities:
Corporate debt	20	—	24	44
RMBS	—	—	(18)	(18)
CLO/ABS	14	(10)	(38)	(34)
Total other bond securities	34	(10)	(32)	(8)

AIG | 2024 Form 10-K	117

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Equity securities	6	(2)	(1)	3
Other invested assets	1	—	(37)	(36)
Other assets	130	—	6	136
Total	$713	$(516)	$(987)	$(790)
Liabilities:
Derivative liabilities, net	$(481)	$7	$576	$102
Fortitude Re funds withheld payable	—	—	(380)	(380)
Total	$(481)	$7	$196	$(278)
(a)There were no issuances during the years ended December 31, 2024 and 2023.
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at December 31, 2024 and 2023 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) (OCI) as shown in the table above excludes $(35) million and $2 million of net gains (losses) related to assets and liabilities transferred into Level 3 during the years ended December 31, 2024 and 2023, respectively, and includes $(13) million and $(11) million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the years ended December 31, 2024 and 2023, respectively.
Transfers of Level 3 Assets
During the years ended December 31, 2024 and 2023, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS), collateralized loan obligations (CLO)/asset-backed securities (ABS) and equity securities. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, RMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the years ended December 31, 2024 and 2023, transfers out of Level 3 assets primarily included certain investments in private placement corporate debt, CMBS, RMBS, CLO/ABS, municipal bonds and equity securities. Transfers of private placement corporate debt out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the years ended December 31, 2024 and 2023.

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

(in millions)	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$3	Discounted cash flow	Yield	5.09% - 5.57% (5.33%)
Corporate debt	177	Discounted cash flow	Yield	6.83% - 11.61% (9.22%)
RMBS(a)	1,321	Discounted cash flow	Constant prepayment rate	4.10% - 9.26% (6.68%)
			Loss severity	40.81% - 76.72% (58.76%)

118	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

(in millions)	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
			Constant default rate	0.57% - 2.48% (1.52%)
			Yield	5.89% - 6.98% (6.44%)
CLO/ABS(a)	760	Discounted cash flow	Yield	4.24% - 8.42% (6.33%)
CMBS	25	Discounted cash flow	Yield	7.04% - 10.12% (8.70%)

(in millions)	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$3	Discounted cash flow	Yield	5.00% - 5.50% (5.23%)
Corporate debt	332	Discounted cash flow	Yield	5.16% - 9.62% (7.39%)
RMBS(a)	1,341	Discounted cash flow	Constant prepayment rate	4.43% - 10.30% (7.36%)
			Loss severity	43.21% - 76.65% (59.93%)
			Constant default rate	0.82% - 2.64% (1.73%)
			Yield	6.18% - 7.42% (6.80%)
CLO/ABS(a)	1,100	Discounted cash flow	Yield	5.31% - 8.56% (6.94%)
CMBS	22	Discounted cash flow	Yield	9.84% - 17.24% (13.54%)
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

AIG | 2024 Form 10-K	119

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

		December 31, 2024		December 31, 2023
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,126	$375	$1,171	$558
Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	782	261	870	344
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	83	40	67	50
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	175	1	196	9
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	120	58	140	56
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi- strategy, and other strategies	819	57	944	64
Total private equity funds		3,105	792	3,388	1,081
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	11	—	13	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	168	—	389	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	8	—	9	—
Total hedge funds		187	—	411	—
Total		$3,292	$792	$3,799	$1,081
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
For additional information on securities and other invested assets for which we have elected the fair value option, see Note 6.

120	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Years Ended December 31,	Gain (Loss)
(in millions)	2024	2023	2022
Other bond securities(a)	$19	$46	$(374)
Alternative investments(b)	257	220	32
Retained investment in Corebridge(c)	439	—	—
Total gain (loss)	$715	$266	$(136)
(a)Includes certain securities supporting the funds withheld arrangements with Fortitude Re. For additional information regarding the gains and losses for Other bond securities, see Note 6. For additional information regarding the funds withheld arrangements with Fortitude Re, see Note 8.
(b)Includes certain hedge funds, private equity funds and real estate investments.
(c)Represents the impact of changes in Corebridge stock price on the value of AIG's ownership interest in Corebridge and gain on sale of Corebridge shares.
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
•Long-term debt and Debt of consolidated investment entities: Fair values of these obligations were determined by reference to quoted market prices, when available and appropriate, or discounted cash flow calculations based upon our current market‑observable implicit‑credit‑spread rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

AIG | 2024 Form 10-K	121

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets:
Mortgage and other loans receivable	$—	$339	$3,413	$3,752	$3,868
Other invested assets	—	578	5	583	583
Short-term investments	—	4,673	—	4,673	4,673
Cash	1,302	—	—	1,302	1,302
Other assets	15	—	—	15	15
Liabilities:
Fortitude Re funds withheld payable	—	—	3,335	3,335	3,335
Long-term debt	—	7,981	240	8,221	8,764
Debt of consolidated investment entities	—	—	158	158	158

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets:
Mortgage and other loans receivable	$—	$242	$4,113	$4,355	$4,441
Other invested assets	—	645	6	651	651
Short-term investments	—	3,502	—	3,502	3,502
Cash	1,540	—	—	1,540	1,540
Other assets	32	—	—	32	32
Liabilities:
Fortitude Re funds withheld payable	—	—	3,675	3,675	3,675
Long-term debt	—	9,623	267	9,890	10,375
Debt of consolidated investment entities	—	—	231	231	231

6. Investments
FIXED MATURITY SECURITIES
Bonds held to maturity are carried at amortized cost when we have the ability and positive intent to hold these securities until maturity. When we do not have the ability or positive intent to hold bonds until maturity, these securities are classified as available for sale or the fair value option has been elected. None of our fixed maturity securities met the criteria for held to maturity classification at December 31, 2024 or 2023.
Unrealized gains and losses from available for sale investments in fixed maturity securities carried at fair value were reported as a separate component of AOCI, net of deferred income taxes, in shareholders’ equity. Realized and unrealized gains and losses from fixed maturity securities for which the fair value option has been elected are reflected in Net investment income. Investments in fixed maturity securities are recorded on a trade-date basis.
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

122	AIG | 2024 Form 10-K

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
SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost and fair value of our available for sale securities:

(in millions)	Amortized Cost	Allowance for Credit Losses(a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Bonds available for sale:
U.S. government and government sponsored entities	$3,346	$—	$20	$(99)	$3,267
Obligations of states, municipalities and political subdivisions	3,223	—	32	(112)	3,143
Non-U.S. governments	8,644	(1)	54	(590)	8,107
Corporate debt	33,031	(28)	581	(1,758)	31,826
Mortgage-backed, asset-backed and collateralized:
RMBS	8,820	(6)	209	(419)	8,604
CMBS	3,988	(3)	32	(91)	3,926
CLO/ABS	5,143	—	34	(44)	5,133
Total mortgage-backed, asset-backed and collateralized	17,951	(9)	275	(554)	17,663
Total bonds available for sale(b)	$66,195	$(38)	$962	$(3,113)	$64,006
December 31, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$4,444	$—	$40	$(89)	$4,395
Obligations of states, municipalities and political subdivisions	4,930	—	60	(157)	4,833
Non-U.S. governments	8,973	(1)	94	(670)	8,396
Corporate debt	34,013	(20)	606	(2,253)	32,346
Mortgage-backed, asset-backed and collateralized:
RMBS	6,423	(9)	219	(426)	6,207
CMBS	4,326	(4)	23	(198)	4,147
CLO/ABS	5,010	—	31	(123)	4,918
Total mortgage-backed, asset-backed and collateralized	15,759	(13)	273	(747)	15,272
Total bonds available for sale(b)	$68,119	$(34)	$1,073	$(3,916)	$65,242
(a)Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(b)At December 31, 2024 and 2023, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $3.6 billion or 6 percent and $5.2 billion or 8 percent, respectively.

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

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2024
Bonds available for sale:
U.S. government and government sponsored entities	$1,718	$21	$358	$78	$2,076	$99
Obligations of states, municipalities and political subdivisions	1,502	33	586	79	2,088	112
Non-U.S. governments	1,964	55	3,446	534	5,410	589
Corporate debt	10,347	234	10,907	1,515	21,254	1,749
RMBS	3,711	58	2,147	343	5,858	401
CMBS	1,052	18	992	71	2,044	89
CLO/ABS	1,368	9	315	35	1,683	44
Total bonds available for sale	$21,662	$428	$18,751	$2,655	$40,413	$3,083

AIG | 2024 Form 10-K	123

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2023
Bonds available for sale:
U.S. government and government sponsored entities	$1,027	$10	$804	$79	$1,831	$89
Obligations of states, municipalities and political subdivisions	850	24	1,602	133	2,452	157
Non-U.S. governments	1,431	87	4,503	583	5,934	670
Corporate debt	4,089	171	18,612	2,070	22,701	2,241
RMBS	1,456	114	2,385	300	3,841	414
CMBS	1,024	54	1,622	137	2,646	191
CLO/ABS	1,371	33	1,509	90	2,880	123
Total bonds available for sale	$11,248	$493	$31,037	$3,392	$42,285	$3,885
At December 31, 2024, we held 12,274 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 5,984 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2023, we held 13,052 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 10,027 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at December 31, 2024 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available for Sale
The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

December 31, 2024	Total Fixed Maturity Securities Available for Sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
Due in one year or less	$4,070	$3,980
Due after one year through five years	22,194	22,163
Due after five years through ten years	15,712	15,010
Due after ten years	6,239	5,190
Mortgage-backed, asset-backed and collateralized	17,942	17,663
Total	$66,157	$64,006
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Years Ended December 31,
	2024		2023		2022
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$81	$700	$130	$865	$281	$929
For the years ended December 31, 2024, 2023 and 2022, the aggregate fair value of available for sale securities sold was $13.7 billion, $15.7 billion and $10.5 billion, respectively, which resulted in net realized gains (losses) of $(619) million, $(735) million and $(648) million, respectively. Included within the net realized gains (losses) are $(36) million, $(67) million and $(83) million of net realized gains (losses) for the years ended December 31, 2024, 2023 and 2022, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.

124	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

(in millions)	December 31, 2024		December 31, 2023
	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
Obligations of states, municipalities and political subdivisions	$50	3%	$51	4%
Non-U.S. governments	24	2	24	2
Corporate debt	282	19	255	19
Mortgage-backed, asset-backed and collateralized:
RMBS	100	7	93	7
CMBS	43	3	33	2
CLO/ABS and other collateralized securities	246	17	207	16
Total mortgage-backed, asset-backed and collateralized	389	27	333	25
Total fixed maturity securities	745	51	663	50
Equity securities	704	49	665	50
Total	$1,449	100%	$1,328	100%
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	December 31, 2024	December 31, 2023
Alternative investments(a)	$4,032	$4,345
Retained investment in Corebridge using fair value option	3,810	—
All other investments(b)	1,986	2,023
Total	$9,828	$6,368
(a)At December 31, 2024, includes hedge funds of $187 million and private equity funds of $3.6 billion. At December 31, 2023, included hedge funds of $411 million and private equity funds of $3.7 billion. Private equity funds investments include limited partnerships, direct equities and real estate partnerships. Also includes investments in real estate, net of accumulated depreciation. At December 31, 2024 and 2023, the accumulated depreciation was $161 million and $161 million, respectively.
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
Other Invested Assets – Equity Method Investments
We account for hedge funds, private equity funds and other investment partnerships using the equity method of accounting unless our interest is so minor that we may have virtually no influence over partnership operating and financial policies, or we have elected the fair value option. Under the equity method of accounting, our carrying amount generally is our share of the net asset value of the funds or the partnerships, and changes in our share of the net asset values are recorded in Net investment income. In applying the equity method of accounting, we consistently use the most recently available financial information provided by the general partner or manager of each of these investments. Hedge funds are reported as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag. The financial statements of these investees are generally audited annually. The carrying amount of equity method investments totaled $6.6 billion and $3.0 billion as of December 31, 2024 and 2023, respectively.

AIG | 2024 Form 10-K	125

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

Summarized Financial Information of Equity Method Investees
The following is the aggregated summarized financial information of our equity method investees, including those for which the fair value option has been elected:

Years Ended December 31,
(in millions)	2024*	2023	2022
Operating results:
Total revenues	$21,860	$2,320	$6,486
Total expenses	(18,557)	(1,668)	(1,832)
Income before income taxes	$3,303	$652	$4,654
At December 31,
(in millions)		2024*	2023
Balance sheet:
Total assets		$418,639	$28,264
Total liabilities		$(383,643)	$(5,196)
*2024 includes investment in Corebridge.
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
•Earnings from alternative investments.
•Prepayment premiums.
The following table presents the components of Net investment income:

Years Ended December 31,	2024			2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$2,989	$89	$3,078	$2,862	$95	$2,957	$1,960	$113	$2,073
Other fixed maturity securities(a)	—	19	19	3	43	46	(282)	(92)	(374)
Equity securities	149	—	149	53	—	53	29	—	29
Interest on mortgage and other loans	229	32	261	283	38	321	264	27	291
Alternative investments(b)	196	—	196	199	—	199	315	—	315
Other investments(c)(d)	727	4	731	101	4	105	211	5	216
Total investment income	4,290	144	4,434	3,501	180	3,681	2,497	53	2,550
Investment expenses	179	—	179	235	—	235	180	—	180
Net investment income	$4,111	$144	$4,255	$3,266	$180	$3,446	$2,317	$53	$2,370
(a)Included in the year ended December 31, 2022 was losses of $195 million related to fixed maturity securities measured at fair value that economically hedge liabilities described in (c) below.
(b)Includes income from hedge funds, private equity funds and real estate investments. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.
(c)Included in the year ended December 31, 2022 was income of $186 million related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above.
(d)Includes dividends received from Corebridge, changes in its stock price and gain on sale of shares of $162 million and $439 million, respectively, for the year ended December 31, 2024.

126	AIG | 2024 Form 10-K

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
•Foreign exchange gains and losses resulting from foreign currency transactions.
•Changes in fair value of the embedded derivative related to the Fortitude Re funds withheld assets.
The following table presents the components of Net realized gains (losses):

Years Ended December 31,	2024			2023			2022
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(583)	$(36)	$(619)	$(668)	$(67)	$(735)	$(565)	$(83)	$(648)
Intent to sell	—	—	—	—	—	—	(66)	—	(66)
Change in allowance for credit losses on fixed maturity securities	(25)	—	(25)	(44)	—	(44)	(72)	—	(72)
Change in allowance for credit losses on loans	(23)	—	(23)	(28)	3	(25)	19	(3)	16
Foreign exchange transactions	256	(9)	247	124	5	129	266	(10)	256
All other derivatives and hedge accounting	(62)	7	(55)	(165)	(8)	(173)	159	(3)	156
Sales of alternative investments	(16)	—	(16)	29	—	29	15	—	15
Other	19	(1)	18	18	(4)	14	37	—	37
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(434)	(39)	(473)	(734)	(71)	(805)	(207)	(99)	(306)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(75)	(75)	—	(273)	(273)	—	1,133	1,133
Net realized gains (losses)	$(434)	$(114)	$(548)	$(734)	$(344)	$(1,078)	$(207)	$1,034	$827

CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Years Ended December 31,
(in millions)	2024	2023
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$692	$2,463
Other investments	—	—
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$692	$2,463
*Excludes net unrealized gains and losses attributable to businesses held for sale or reclassified to discontinued operations at December 31, 2024 and 2023.

AIG | 2024 Form 10-K	127

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other investments still held at the reporting date:

Years Ended December 31,	2024			2023
(in millions)	Equities	Other Invested Assets*	Total	Equities	Other Invested Assets	Total
Net gains recognized during the period on equity securities and other investments	$149	$696	$845	$53	$249	$302
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	45	461	506	90	(20)	70
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$104	$235	$339	$(37)	$269	$232
*Includes unrealized gains (losses) on AIG’s ownership interest in Corebridge and gain on sale of shares of $439 million in the year ended December 31, 2024.
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

128	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Years Ended December 31,	2024			2023			2022
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Balance, beginning of year	$13	$21	$34	$20	$17	$37	$2	$19	$21
Additions:
Securities for which allowance for credit losses was not previously recorded	5	10	15	6	46	52	32	99	131
Reductions:
Securities sold during the period	(4)	(2)	(6)	(3)	(9)	(12)	—	(45)	(45)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	(3)	13	10	(1)	(7)	(8)	(13)	(46)	(59)
Write-offs charged against the allowance	—	(24)	(24)	(11)	(26)	(37)	—	(6)	(6)
Other	(1)	10	9	2	—	2	(1)	(4)	(5)
Balance, end of year	$10	$28	$38	$13	$21	$34	$20	$17	$37
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
We did not purchase securities with more than insignificant credit deterioration since their origination during the years ended December 31, 2024, 2023 and 2022.
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

AIG | 2024 Form 10-K	129

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
The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	December 31, 2024	December 31, 2023
Fixed maturity securities available for sale	$—	$106
At December 31, 2024 and 2023, amounts borrowed under repurchase and securities lending agreements totaled $0 million and $107 million, respectively.
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
The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	December 31, 2024	December 31, 2023
Securities collateral pledged to us	$2,853	$1,200
At December 31, 2024 and 2023, the carrying value of reverse repurchase agreements totaled $2.8 billion and $1.1 billion, respectively.
All secured financing transactions are collateralized and margined on a daily basis consistent with market standards and subject to enforceable master netting arrangements with rights of set off. We do not currently offset any such transactions.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements and certain reinsurance contracts, was $7.8 billion and $8.4 billion at December 31, 2024 and 2023, respectively.

130	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $13 million and $15 million of stock in FHLBs at December 31, 2024 and 2023, respectively. In addition, our subsidiaries have pledged securities available for sale with a fair value of $1.6 billion at December 31, 2024 and $1.7 billion at December 31, 2023.
Investments held in escrow accounts or otherwise subject to restriction as to their use were $73 million and $164 million, comprised of bonds available for sale and short-term investments at December 31, 2024 and 2023, respectively.
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
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	December 31, 2024	December 31, 2023
Commercial mortgages(a)	$3,305	$3,836
Life insurance policy loans	6	7
Commercial loans, other loans and notes receivable(b)	721	738
Total mortgage and other loans receivable(c)	4,032	4,581
Allowance for credit losses(c)(d)	(164)	(140)
Mortgage and other loans receivable, net(c)	$3,868	$4,441
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in California and New York representing the largest geographic concentrations (aggregating approximately 14 percent and 12 percent, respectively, at December 31, 2024 and 13 percent and 10 percent, respectively, at December 31, 2023).
(b)There were no loans that were held-for-sale carried at lower of cost or market as of December 31, 2024 and 2023.
(c)Excludes $37.6 billion at both December 31, 2024 and 2023 of loans receivable from AIGFP, which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1.
(d)Does not include allowance for credit losses of $8 million and $9 million, respectively, at December 31, 2024 and 2023, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of December 31, 2024 and 2023, $252 million and $73 million, respectively, of commercial mortgage loans were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, accrued interest receivable was $15 million and $21 million, respectively, associated with commercial mortgage loans.
A significant majority of commercial mortgages in the portfolio are non-recourse loans and, accordingly, the only guarantees are for specific items that are exceptions to the non-recourse provisions. It is therefore extremely rare for us to have cause to enforce the provisions of a guarantee on a commercial real estate or mortgage loan.

AIG | 2024 Form 10-K	131

ITEM 8 | Notes to Consolidated Financial Statements | 7. Lending Activities

Nonperforming loans are generally those loans where payment of contractual principal or interest is more than 90 days past due. Nonperforming loans were not significant for any of the periods presented.
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
(in millions)
>1.2X	$120	$484	$185	$563	$79	$1,482	$2,913
1.00 - 1.20X	26	10	15	17	—	49	117
<1.00X	—	—	—	32	—	243	275
Total commercial mortgages	$146	$494	$200	$612	$79	$1,774	$3,305

December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
(in millions)
>1.2X	$398	$167	$394	$135	$156	$1,784	$3,034
1.00 - 1.20X	5	71	254	56	21	298	705
<1.00X	—	11	—	—	—	86	97
Total commercial mortgages	$403	$249	$648	$191	$177	$2,168	$3,836
The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
(in millions)
Less than 65%	$107	$433	$177	$485	$71	$1,012	$2,285
65% to 75%	—	40	—	54	—	317	411
76% to 80%	—	—	—	31	—	51	82
Greater than 80%	39	21	23	42	8	394	527
Total commercial mortgages	$146	$494	$200	$612	$79	$1,774	$3,305

December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
(in millions)
Less than 65%	$359	$159	$492	$177	$156	$1,385	$2,728
65% to 75%	10	15	137	—	21	367	550
76% to 80%	—	32	10	—	—	—	42
Greater than 80%	34	43	9	14	—	416	516
Total commercial mortgages	$403	$249	$648	$191	$177	$2,168	$3,836
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.8x at both periods ended at December 31, 2024 and December 31, 2023. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 65 percent and 62 percent at December 31, 2024 and December 31, 2023, respectively. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
The following table presents supplementary credit quality information related to commercial mortgages:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2024
Past Due Status:
In good standing	186	$1,087	$971	$370	$301	$258	$119	$3,106	94%
90 days or less delinquent	1	—	25	—	—	—	—	25	1
>90 days delinquent or in process of foreclosure	3	—	112	62	—	—	—	174	5
Total*	190	$1,087	$1,108	$432	$301	$258	$119	$3,305	100%
Allowance for credit losses		$5	$99	$34	$11	$13	$1	$163	5%

132	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 7. Lending Activities

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2023
Past Due Status:
In good standing	211	$1,267	$1,212	$476	$460	$247	$121	$3,783	99%
90 days or less delinquent	1	—	11	—	—	—	—	11	—
>90 days delinquent or in process of foreclosure	1	—	—	42	—	—	—	42	1
Total*	213	$1,267	$1,223	$518	$460	$247	$121	$3,836	100%
Allowance for credit losses		$9	$75	$36	$7	$9	$2	$138	4%
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
The allowances for the commercial mortgage loans are estimated utilizing a probability of default and loss given default model. Loss rate factors are determined based on historical data and adjusted for current and forecasted information. The loss rates are applied based on individual loan attributes and considering such data points as loan-to-value ratios, Fair Isaac Corporation scores, and debt service coverage.
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
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a)(b):

Years Ended December 31,	2024			2023			2022
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of year	$138	$2	$140	$109	$8	$117	$123	$11	$134
Loans charged off	—	—	—	(2)	—	(2)	(4)	—	(4)
Net charge-offs	—	—	—	(2)	—	(2)	(4)	—	(4)
Addition to (release of) allowance for loan losses	25	(1)	24	31	(6)	25	(10)	(3)	(13)
Allowance, end of year	$163	$1	$164	$138	$2	$140	$109	$8	$117
(a)Does not include allowance for credit losses of $8 million, $9 million and $9 million, respectively, at December 31, 2024, 2023 and 2022 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
(b)Excludes $37.6 billion of loan receivable from AIGFP, which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1.
Our expectations and models used to estimate the allowance for losses on commercial mortgage loans are regularly updated to reflect the current economic environment.

AIG | 2024 Form 10-K	133

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
During the year ended December 31, 2024, commercial mortgage loans with an amortized cost of $5 million supporting the funds withheld arrangements with Fortitude Re were granted term extensions.
There were no loans that had defaulted during the years ended December 31, 2024 and 2023, that had been previously modified with borrowers experiencing financial difficulties.
AIG closely monitors the performance of the loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans with borrowers experiencing financial difficulty that were modified in the 12 months prior to December 31, 2024 are current and performing in conjunction with their modified terms.

8. Reinsurance
In the ordinary course of business, our insurance companies purchase both treaty and facultative reinsurance to limit potential losses, provide additional capacity for growth, minimize exposure to significant risks or to facilitate greater diversification of our businesses. In addition, certain of our General Insurance subsidiaries sell reinsurance to other insurance companies. We determine the portion of our ultimate net loss that will be recoverable under our reinsurance contracts by reference to the terms of the reinsurance protection purchased. This determination involves an estimate of incurred but not reported (IBNR) loss. Reinsurance recoverables for contracts which are accounted for as deposits are subject to similar judgments and uncertainties and reported in Deposit accounting assets.
Reinsurance assets include the balances due for paid losses and expenses, reserves for losses and expenses reported and outstanding, reserves for IBNR, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and reserved losses and expenses and benefits with respect to these reinsurance agreements are sometimes collateralized. We remain liable to our policyholders regardless of whether our reinsurers meet their obligations under the reinsurance contracts, and as such, we regularly evaluate the financial condition of our reinsurers and monitor concentration of our credit risk. The estimation of the allowance for unrecoverable reinsurance from reinsurers who are unwilling and/or unable to pay amounts due to us requires judgment for which key inputs typically include historical collection rates when amounts due are in dispute or where the reinsurer has suffered a credit event as well as specific reviews of balances in dispute or subject to credit impairment. The allowance for credit losses and disputes on reinsurance assets was $220 million and $206 million at December 31, 2024 and 2023, respectively. Changes in the allowance for credit losses and disputes on reinsurance assets are reflected in Losses and loss adjustment expenses incurred within the Consolidated Statements of Income (Loss).

134	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 8. Reinsurance

The following table provides supplemental information for loss and benefit reserves, gross and net of ceded reinsurance:

At December 31,	2024		2023
(in millions)	As Reported	Net of Reinsurance	As Reported	Net of Reinsurance
Liability for unpaid losses and loss adjustment expenses	$(69,168)	$(40,032)	$(70,393)	$(39,994)
Future policy benefits	(1,317)	(591)	(1,467)	(644)
Reserve for unearned premiums	(17,232)	(12,928)	(17,375)	(13,105)
Other policyholder funds	(418)	(418)	(495)	(495)
Reinsurance assets*	34,166		35,492
*Reinsurance assets excludes (i) allowance for credit losses and disputes of $220 million and $206 million (of which $110 million and $110 million pertains to CECL reserve for Liability for unpaid losses and loss adjustment expenses) for the years ended December 31, 2024 and 2023, respectively, (ii) paid loss recoveries of $4,068 million and $3,819 million for the years ended December 31, 2024 and 2023, respectively, and (iii) policy and contract claims recoverable of $31 million and $27 million for the years ended December 31, 2024 and 2023, respectively.
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
The following table presents short-duration insurance premiums written and earned:

	Years Ended December 31,
(in millions)	2024	2023	2022
Premiums written:
Direct	$31,743	$31,445	$32,025
Assumed	3,950	7,951	7,385
Ceded	(11,791)	(12,190)	(12,650)
Net	$23,902	$27,206	$26,760
Premiums earned:
Direct	$31,208	$30,781	$32,053
Assumed	3,947	7,050	7,137
Ceded	(11,618)	(12,267)	(12,425)
Net	$23,537	$25,564	$26,765
Percent of amount assumed to net	16.8%	27.6%	26.7%
For the years ended December 31, 2024, 2023 and 2022, reinsurance recoveries, which reduced losses and loss adjustment expenses incurred, amounted to $5.2 billion, $8.1 billion and $7.1 billion, respectively.

AIG | 2024 Form 10-K	135

ITEM 8 | Notes to Consolidated Financial Statements | 8. Reinsurance

Retroactive reinsurance agreements are reinsurance agreements under which our reinsurer agrees to reimburse us as a result of past insurable events. For these agreements, the excess of the amounts ultimately collectible under the agreement over the consideration paid is recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves. The amount of the deferral is recalculated each period based on loss payments and updated estimates. If the consideration paid exceeds the ultimate losses collectible under the agreement, the net loss on the agreement is recognized in income immediately. Ceded loss reserves under retroactive agreements were $11.5 billion and $12.4 billion, and the deferred gain liability was $725 million and $585 million, as of December 31, 2024 and 2023, respectively. The effect on income from amortization of the deferred gain was $406 million, $82 million and $252 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
As of December 31, 2024, $3.4 billion of reserves related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	December 31, 2024		December 31, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$1,918	$1,918	$2,180	$2,180	Fair value through other comprehensive income (loss)
Fixed maturity securities - fair value option	721	721	655	655	Fair value through net investment income
Commercial mortgage loans	450	437	543	528	Amortized cost
Short-term investments	15	15	46	46	Fair value through net investment income
Funds withheld investment assets	3,104	3,091	3,424	3,409
Derivative assets, net(b)	1	1	—	—	Fair value through net realized gains (losses)
Other(c)	115	115	118	118	Amortized cost
Total	$3,220	$3,207	$3,542	$3,527
(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $(35) million ($(28) million after-tax) and $116 million ($92 million after-tax), respectively for the years ended December 31, 2024 and 2023.
(b)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $9 million and $2 million, respectively, as of December 31, 2024. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $1 million and $28 million, respectively, as of December 31, 2023. These derivative assets and liabilities are fully collateralized either by cash or securities.
(c)Primarily comprised of Cash and Accrued investment income.

136	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 8. Reinsurance

The impact of the funds withheld arrangements with Fortitude Re was as follows:

Years Ended December 31,
(in millions)	2024	2023	2022
Net investment income - Fortitude Re funds withheld assets	$144	$180	$53
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized losses - Fortitude Re funds withheld assets	(39)	(71)	(99)
Net realized gains (losses) - Fortitude Re funds withheld embedded derivative	(75)	(273)	1,133
Net realized gains (losses) on Fortitude Re funds withheld assets	(114)	(344)	1,034
Income (loss) from continuing operations before income tax expense (benefit)	30	(164)	1,087
Income tax expense (benefit)(a)	6	(34)	228
Net income (loss)	24	(130)	859
Change in unrealized appreciation (depreciation) on available for sale securities(a)	(28)	92	(848)
Comprehensive income (loss)	$(4)	$(38)	$11
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
Reinsurance Security
Our third-party reinsurance arrangements do not relieve us from our direct obligations to our beneficiaries. Thus, a credit exposure exists with respect to both short-duration and long-duration reinsurance ceded to the extent that any reinsurer fails to meet the obligations assumed under any reinsurance agreement. We hold substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit. A provision has been recorded for estimated unrecoverable reinsurance. In light of collateral held, we believe that no exposure to a single reinsurer represents an inappropriate concentration of credit risk to AIG. Gross reinsurance assets due from reinsurers exceeding 5 percent of our total reinsurance assets were approximately $15.2 billion and $16.5 billion at December 31, 2024 and 2023, respectively, of which approximately $2.1 billion and $2.3 billion at December 31, 2024 and 2023, respectively, was not secured by collateral.
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
The total reinsurance recoverables as of December 31, 2024 were $40.5 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 83 percent of the reinsurance recoverables were investment grade; (ii) approximately 15 percent of the reinsurance recoverables were non-investment grade and (iii) approximately 2 percent of the reinsurance recoverables related to entities that were not rated by AIG.

AIG | 2024 Form 10-K	137

ITEM 8 | Notes to Consolidated Financial Statements | 8. Reinsurance

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
As of December 31, 2024 and December 31, 2023, approximately 81 percent and 85 percent, respectively, of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

Years Ended December 31,
(in millions)	2024	2023	2022
Balance, beginning of period	$255	$260	$281
Addition to (release of) allowance for expected credit losses and disputes, net	11	(5)	(22)
Write-offs charged against the allowance for credit losses and disputes	(1)	—	(5)
Recoveries of amounts previously written off	—	—	2
Other changes	4	—	4
Balance, end of year	$269	$255	$260
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

138	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 9. Deferred Policy Acquisition Costs

The following table presents a rollforward of DAC:

Years Ended December 31,
(in millions)	2024	2023	2022
Balance, beginning of year	$2,117	$2,343	$2,473
Capitalization	3,519	4,157	3,732
Amortization expense	(3,425)	(3,771)	(3,545)
Other, including foreign exchange	(146)	(34)	(317)
Dispositions*	—	(578)	—
Balance, end of year	$2,065	$2,117	$2,343
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
At December 31, 2024, there were no assets and liabilities associated with our variable interests in consolidated VIEs.

(in millions)	December 31, 2023
Assets:
Bonds available for sale	$72
Mortgage and other loans receivable	122
Short-term investments	5
Accrued investment income	2
Other assets	1
Total*	$202
Liabilities:
Debt of consolidated investment entities	$38
Total	$38
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

AIG | 2024 Form 10-K	139

ITEM 8 | Notes to Consolidated Financial Statements | 10. Variable Interest Entities

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(c)	Off-Balance Sheet		Total
December 31, 2024
Real estate and investment entities(a)	$367,661	$2,723	$839	(d)	$3,562
Other(b)	4,639	255	754	(e)	1,009
Total	$372,300	$2,978	$1,593		$4,571
December 31, 2023
Real estate and investment entities(a)	$355,003	$4,107	$1,492	(d)	$5,599
Other(b)	1,027	—	748	(e)	748
Total	$356,030	$4,107	$2,240		$6,347
(a)Comprised primarily of hedge funds and private equity funds.
(b)At December 31, 2024 and 2023, excludes approximately $1,925 million and $1,971 million, respectively, of VIE assets related to AIGFP and its consolidated subsidiaries, with maximum off-balance sheet exposure to loss of $1,894 million and $1,941 million, respectively. For additional information, see Note 1.
(c)At December 31, 2024 and 2023, $2.9 billion and $4.1 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.
(d)These amounts represent our unfunded commitments to invest in private equity funds.
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

140	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 11. Derivatives and Hedge Accounting

Interest rate, currency, equity swaps, credit contracts, swaptions, options and forward transactions are accounted for as derivatives, recorded on a trade-date basis and carried at fair value. Unrealized gains and losses are reflected in income, when appropriate. Aggregate asset or liability positions are netted on the Consolidated Balance Sheets only to the extent permitted by qualifying master netting arrangements in place with each respective counterparty. Cash collateral posted with counterparties in conjunction with transactions supported by qualifying master netting arrangements is reported as a reduction of the corresponding net derivative liability, while cash collateral received in conjunction with transactions supported by qualifying master netting arrangements is reported as a reduction of the corresponding net derivative asset.
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
For additional information on embedded derivatives, see Notes 5 and 13.
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Consolidated Balance Sheets:

	December 31, 2024				December 31, 2023
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Foreign exchange contracts	$879	$66	$906	$109	$933	$58	$1,296	$164
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	841	277	913	304	14,657	741	1,165	352
Foreign exchange contracts	3,095	230	1,707	158	4,019	393	8,008	400
Equity contracts	29	20	29	20	36,045	66	—	—
Credit contracts(b)	52	31	147	31	1,804	33	504	36
Other contracts(c)	—	—	—	—	2,131	1	—	—
Total derivatives, gross	$4,896	$624	$3,702	$622	$59,589	$1,292	$10,973	$952
Counterparty netting(d)		(270)		(270)		(450)		(450)
Cash collateral(e)		(304)		(201)		(711)		(249)
Total derivatives on Consolidated Balance Sheets(f)		$50		$151		$131		$253
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)As of December 31, 2024 and 2023, included CDSs on super senior multi-sector CLO with a net notional amount of $48 million and $50 million (fair value liability of $30 million and $32 million, respectively). The net notional amount represents the maximum exposure to loss on the portfolio.
(c)Consists primarily of stable value wraps and contracts with multiple underlying exposures.
(d)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(e)Represents cash collateral posted and received that is eligible for netting.
(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was $3.2 billion at December 31, 2024 and $3.4 billion at December 31, 2023. Fair value of liabilities related to bifurcated embedded derivatives was zero at both December 31, 2024 and 2023. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets. Embedded derivatives are primarily related to the funds withheld arrangement with Fortitude Re. For additional information, see Note 8.
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

AIG | 2024 Form 10-K	141

ITEM 8 | Notes to Consolidated Financial Statements | 11. Derivatives and Hedge Accounting

collateral required to be posted to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade.
Collateral posted by us to third parties for derivative transactions was $601 million and $593 million at December 31, 2024 and 2023, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $595 million and $856 million at December 31, 2024 and 2023, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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
We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the years ended December 31, 2024, 2023 and 2022, we recognized gains (losses) of $86 million, $(42) million and $305 million, respectively, included in Change in foreign currency translation adjustments in OCI related to the net investment hedge relationships.
A qualitative methodology is utilized to assess hedge effectiveness.
The following table presents the gain (loss) recognized in income on our derivative instruments in fair value hedging relationships in the Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Income for:
(in millions)	Hedging Derivatives(a)	Excluded Components(b)	Hedged Items	Net Impact
Year Ended December 31, 2024
Foreign exchange contracts:
Net realized gains/(losses)	$(85)	$(19)	$85	$(19)
Year Ended December 31, 2023
Foreign exchange contracts:
Net realized gains/(losses)	$(177)	$(25)	$177	$(25)
Year Ended December 31, 2022
Foreign exchange contracts:
Net realized gains/(losses)	(78)	73	78	73
(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in income on a mark-to-market basis.

142	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 11. Derivatives and Hedge Accounting

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Consolidated Statements of Income (Loss):

Years Ended December 31,	Gains (Losses) Recognized in Income
(in millions)	2024	2023	2022
By Derivative Type:
Interest rate contracts	$(6)	$(12)	$37
Foreign exchange contracts	(52)	(175)	143
Equity contracts	—	1	(9)
Commodity contracts	—	8	(12)
Credit contracts	3	(2)	(3)
Other contracts	—	—	(1)
Embedded derivatives	(75)	(273)	1,134
Total	$(130)	$(453)	$1,289
By Classification:
Net investment income - excluding Fortitude Re funds withheld assets	$—	$—	$4
Net investment income - Fortitude Re funds withheld assets	1	—	(1)
Net realized gains (losses) - excluding Fortitude Re funds withheld assets	(63)	(172)	156
Net realized gains (losses) on Fortitude Re funds withheld assets*	(68)	(281)	1,130
Total	$(130)	$(453)	$1,289
*Includes over-the-counter derivatives supporting the funds withheld arrangements with Fortitude Re and the embedded derivative contained within the funds withheld payable with Fortitude Re.
CREDIT RISK-RELATED CONTINGENT FEATURES
We estimate that at December 31, 2024, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $5 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $30 million and $32 million at December 31, 2024 and 2023, respectively. The aggregate fair value of assets posted as collateral under these contracts at December 31, 2024 and 2023, was approximately $30 million and $34 million, respectively.

12. Goodwill and Other Intangible Assets
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment at the reporting unit level, which is defined as a segment or one level below, and the test is performed annually, or more frequently if circumstances indicate an impairment may have occurred. At December 31, 2024, goodwill is reported within North America Commercial, International Commercial and Global Personal segments, and within Other Operations. When a business is transferred from one reporting unit to another, goodwill from the original reporting unit is allocated among reporting units based on the fair value of business transferred, relative to business retained by a reporting unit.
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

AIG | 2024 Form 10-K	143

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
The following table presents the changes in goodwill:

	General Insurance
(in millions)	North America Commercial	International Commercial	Global Personal	Other Operations	Total
Balance at January 1, 2023:
Goodwill - gross	$4,654	$1,989	$499	$19	$7,161
Accumulated impairments	(2,216)	(947)	(237)	(10)	(3,410)
Net goodwill	2,438	1,042	262	9	3,751
Increase (decrease) due to:
Dispositions*	(369)	—	—	—	(369)
Other	—	39	3	(2)	40
Balance at December 31, 2023:
Goodwill - gross	4,285	2,028	502	17	6,832
Accumulated impairments	(2,216)	(947)	(237)	(10)	(3,410)
Net goodwill	2,069	1,081	265	7	3,422
Increase (decrease) due to:
Dispositions	—	—	(22)	—	(22)
Other	—	(25)	(2)	—	(27)
Balance at December 31, 2024:
Goodwill - gross	4,285	2,003	478	17	6,783
Accumulated impairments	(2,216)	(947)	(237)	(10)	(3,410)
Net goodwill	$2,069	$1,056	$241	$7	$3,373
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
The Other intangible assets and Value of distribution network acquired (VODA) were $370 million and $394 million at December 31, 2024 and 2023, respectively.

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
Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.1 billion at both December 31, 2024 and 2023. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured

144	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At December 31, 2024 and 2023 we held collateral of approximately $8.6 billion and $8.7 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both December 31, 2024 and 2023.
The following table presents the rollforward of activity in loss reserves:

Years Ended December 31,
(in millions)	2024	2023	2022
Liability for unpaid loss and loss adjustment expenses, beginning of year	$70,393	$75,167	$79,026
Reinsurance recoverable	(30,289)	(32,102)	(35,213)
Net Liability for unpaid loss and loss adjustment expenses, beginning of year	40,104	43,065	43,813
Losses and loss adjustment expenses incurred:
Current year	14,363	15,100	16,434
Prior years, excluding discount and amortization of deferred gain	254	(392)	(530)
Prior years, discount charge (benefit)	354	307	(605)
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(404)	(81)	(252)
Total losses and loss adjustment expenses incurred	14,567	14,934	15,047
Losses and loss adjustment expenses paid:
Current year	(3,694)	(3,836)	(4,011)
Prior years	(9,849)	(11,868)	(11,066)
Total losses and loss adjustment expenses paid	(13,543)	(15,704)	(15,077)
Other changes:
Foreign exchange effect	(996)	606	(1,463)
Losses and loss adjustment expenses recognized within gain on divestitures	—	569	—
Retroactive reinsurance adjustment (net of discount)(b)	15	158	745
Dispositions(c)	(5)	(3,505)	—
Reclassified to held for sale, net of reinsurance recoverables	—	(19)	—
Total other changes	(986)	(2,191)	(718)
Liability for unpaid loss and loss adjustment expenses, end of year:
Net liability for unpaid losses and loss adjustment expenses	40,142	40,104	43,065
Reinsurance recoverable	29,026	30,289	32,102
Total	$69,168	$70,393	$75,167
(a)Includes $82 million, $33 million and $63 million for the retroactive reinsurance agreement with NICO covering U.S. asbestos exposures for the years ended December 31, 2024, 2023 and 2022, respectively.
(b)Includes benefit (charge) from change in discount on retroactive reinsurance in the amount of $168 million, $150 million and $(301) million for the years ended December 31, 2024, 2023 and 2022, respectively.
(c)Includes amounts related to the sale of Validus Re through the date of disposition.
The following table presents the reconciliation of the net liability for unpaid losses and loss adjustment expenses in the following tables to Loss Reserves in the Consolidated Balance Sheets for the year ended December 31, 2024:

(in millions)	Net liability for unpaid losses and loss adjustment expenses as presented in the disaggregated tables below	Reinsurance recoverable on unpaid losses and loss adjustment expenses included in the disaggregated tables below	Gross liability for unpaid losses and loss adjustment expenses
U.S. Workers' Compensation (before discount)	$3,468	$4,852	$8,320
U.S. Excess Casualty	3,208	3,139	6,347
U.S. Other Casualty	4,387	3,416	7,803
U.S. Financial Lines	5,422	1,614	7,036
U.S. Property and Special Risks	4,297	1,233	5,530
U.S. Personal Insurance	836	2,048	2,884
UK/Europe Casualty and Financial lines	7,280	1,952	9,232
UK/Europe Property and Special Risks	2,355	1,761	4,116
UK/Europe and Japan Personal Insurance	1,269	670	1,939
Total	$32,522	$20,685	$53,207
Reconciling Items
Discount on workers' compensation lines			(2,111)
Other product lines*			15,384
Unallocated loss adjustment expenses			2,688
Total Loss Reserves			$69,168
*Reinsurance recoverable for other product lines of $8.4 billion resulted in a net liability for unpaid losses and loss adjustment expenses of $7.0 billion for the year ended December 31, 2024.

AIG | 2024 Form 10-K	145

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
The following table presents the reconciliation of net prior year development before the ADC cessions from the tables below to the net prior year development after ADC cessions and amortization of deferred gain for the year ended December 31, 2024:

(in millions)	Prior Year Development Net of External Reinsurance Before ADC Cessions	Prior Year Development Net of External Reinsurance After ADC Cessions(a)	Re-Attribution of ADC Recovery(b)	Amortization of Deferred Gain at Inception	Prior Year Development After Amortization and Re-attribution
U.S. Workers' Compensation	$(273)	$(205)	$(14)	$(42)	$(261)
U.S. Excess Casualty	545	238	22	(32)	228
U.S. Other Casualty	12	44	(38)	(31)	(25)
U.S. Financial Lines	51	(40)	20	(23)	(43)
U.S. Property and Special Risks	(44)	4	11	(7)	8
U.S. Personal Insurance	(23)	(25)	(1)	(1)	(27)
UK/Europe Casualty and Financial lines	170	170	—	—	170
UK/Europe Property and Special Risks	(35)	(35)	—	—	(35)
UK/Europe and Japan Personal Insurance	(47)	(47)	—	—	(47)
Other Operations	1	1	—	—	1
Other product lines	(299)	(336)	—	—	(336)
Subtotal, adjusted pre-tax basis	$58	$(231)	$—	$(136)	$(367)
Businesses in run-off	196	111	—	—	111
Subtotal	$254	$(120)	$—	$(136)	$(256)
Remove impact of Retroactive Reinsurance
Amortization of deferred gain at inception					136
Prior year development ceded under the Asbestos LPT					85
Prior year development ceded under the ADC					289
Total, prior years, excluding discount and amortization of deferred gain					$254
(a)Change in net ultimate loss and loss adjustment expenses excludes the portion of prior year development we have ceded under the Asbestos Loss Portfolio Transfer (LPT) and the ADC, both of which are provided by NICO and are considered retroactive reinsurance under U.S. GAAP.
(b)Reattribution of the ADC recovery takes place annually as we model the future payments on the subject reserves. ADC recoverables are then reallocated by line based on payments expected to be made.
During 2024, we recognized unfavorable prior year loss reserve development of $254 million excluding discount and amortization of deferred gain. The development was primarily driven by:
•Favorable development on U.S. Workers’ Compensation of $273 million, net of external reinsurance but before ADC cessions reflecting continued favorable loss experience;
•Unfavorable development on U.S. Excess Casualty of $545 million, net of external reinsurance but before ADC cessions, driven by a large settlement of a legacy mass tort claim with the gross loss in accident years covered under the ADC and increased reserves related to claims emergence;
•Unfavorable development on U.S Other Casualty of $12 million, net of external reinsurance but before ADC cessions, reflecting unfavorable development on Commercial Auto and Wholesale Primary General Liability, partially offset by favorability across numerous Casualty reserving classes;
•Unfavorable development in U.S. Financial Lines of $51 million, net of external reinsurance but before ADC cessions, due to unfavorable development in M&A and High Excess classes, offset by favorable experience across most reserving classes;
•Favorable development on U.S Property and Special Risks of $44 million, net of external reinsurance but before ADC cessions, reflecting favorable loss experience in Retail and Wholesale Property, offset by development on prior year catastrophes;

146	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

•Favorable development in U.S. Personal Insurance of $23 million driven by favorable development on prior year catastrophes across several events primarily in the 2019-2023 accident years;
•Unfavorable development in UK/Europe Casualty and Financial Lines of $170 million driven by unfavorable development in UK Financial Lines partially offset by favorable development in EMEA Financial Lines, and unfavorable development in European Excess Casualty driven by claim-specific emergence on accident year 2016;
•Favorable development on UK/Europe Property and Special Risks of $35 million reflecting favorable development across most segments and geographies;
•Favorable development on UK/Europe and Japan Personal Insurance of $47 million primarily driven by Japan A&H and Auto, partially offset by unfavorable Personal Auto in EMEA;
•Favorable development of $299 million in total on other product lines, net of external reinsurance but before ADC cessions, primarily driven by Global Specialty which saw favorable development across multiple lines; and
•Unfavorable development on Businesses in run-off of $196 million, net of external reinsurance but before ADC cessions, is primarily attributed to Asbestos development of $85 million, which is entirely ceded under the LPT, and development on the Blackboard insurance portfolio of $112 million due to increased reported loss activity in general liability.
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
•Unfavorable development in U.S. Financial Lines of $94 million, net of external reinsurance but before ADC cessions, due to unfavorable development on High Attaching Excess Directors and Officers (D&O), M&A, Primary National D&O, Cyber data privacy claims, and Architects & Engineers, partially offset by favorable development on Primary Private Not for Profit D&O and Financial Institutions D&O;
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
•Unfavorable development in U.S. Financial Lines of $939 million, net of external reinsurance but before ADC cessions, due to higher severity trends particularly in Excess & Primary D&O and Excess & Financial Institutions Errors and Omissions (E&O). This was partially offset by favorable development in Employment Practices Liability Insurance (EPLI);

AIG | 2024 Form 10-K	147

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

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
Loss Development Information
The following is information about incurred and paid loss developments as of December 31, 2024, net of reinsurance. The cumulative number of reported claims, the total of IBNR liabilities and expected development on reported loss included within the net incurred loss amounts are presented in the following section.
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

148	AIG | 2024 Form 10-K

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
•Foreign exchange: The loss development for operations outside of the U.S. is presented for all accident years using the current exchange rate at December 31, 2024. Although this approach requires restating all prior accident year information, the changes in exchange rates do not impact incurred and paid loss development trends.
•Acquisitions: We include acquisitions from all accident years presented in the tables. For purposes of this disclosure, we have applied the retrospective method for the acquired reserves, including incurred and paid claim development histories throughout the relevant tables. It should be noted that historical reserves for the acquired businesses were established by the acquired companies

AIG | 2024 Form 10-K	149

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

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
Supplemental Information: The information about incurred and paid loss development for all periods preceding the year ended December 31, 2024 and the related historical claims payout percentage disclosure is unaudited and is presented as supplementary information.
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
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2024 Prior Year Development Excluding the Impact of ADC	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of ADC	IBNR Impact of ADC	2024 (Net of Impact of ADC)	Total of IBNR Liabilities Net of Impact of ADC
	Unaudited
2015	$1,708	$1,864	$1,866	$1,814	$1,722	$1,675	$1,634	$1,612	$1,592	$1,464	$(128)	$179	37,763	$(317)	$(144)	$1,147	$35
2016		1,299	1,346	1,318	1,140	1,090	1,075	1,036	1,025	986	(39)	178	32,178	—	—	986	178
2017			789	850	776	763	731	712	705	673	(32)	176	28,057	—	—	673	176
2018				998	1,021	961	911	896	875	786	(89)	200	22,484	—	—	786	200
2019					887	873	812	801	788	730	(58)	218	17,292	—	—	730	218
2020						597	573	521	477	434	(43)	104	14,124	—	—	434	104
2021							597	570	545	514	(31)	212	11,293	—	—	514	212
2022								523	493	464	(29)	209	9,829	—	—	464	209
2023									500	465	(35)	273	8,954	—	—	465	273
2024										567		455	6,285	—	—	567	455
Total										$7,083	$(484)			$(317)		$6,766
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(3,806)	—			71		(3,735)
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2015, net of reinsurance										4,145	(187)			(3,708)		437
Unallocated loss adjustment expense prior year development											398
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$7,422	$(273)			$(3,954)		$3,468

150	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	Prior Year Development
	Unaudited
2015	$1,279	$1,279	$1,318	$1,134	$1,105	$1,041	$1,092	$1,154	$1,147	$(7)
2016	1,299	1,346	1,318	1,140	1,090	1,075	1,036	1,025	986	(39)
2017		789	850	776	763	731	712	705	673	(32)
2018			998	1,021	961	911	896	875	786	(89)
2019				887	873	812	801	788	730	(58)
2020					597	573	521	477	434	(43)
2021						597	570	545	514	(31)
2022							523	493	464	(29)
2023								500	465	(35)
2024									567
Total	$2,578	$3,414	$4,484	$4,958	$5,389	$5,740	$6,151	$6,562	$6,766	$(363)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below									(3,735)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2015, net of reinsurance									437	(26)
Unallocated loss adjustment expense prior year adjustment										184
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance									$3,468	$(205)
The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	Prior Year Development
	Unaudited
2015	$(585)	$(587)	$(496)	$(588)	$(570)	$(593)	$(520)	$(438)	$(317)	$121
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—	—	—
2023	—	—	—	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	—	—	—	—
Total	$(585)	$(587)	$(496)	$(588)	$(570)	$(593)	$(520)	$(438)	$(317)	$121
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below									71
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2015, net of reinsurance									(3,708)	161
Unallocated loss adjustment expense prior year development										(214)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance									$(3,954)	$68
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)										Paid Impact of ADC
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
2015	$234	$524	$725	$854	$925	$979	$1,013	$1,038	$1,058	$1,080	$(71)
2016		147	378	521	584	630	662	686	694	708	—
2017			93	224	294	333	367	389	395	402	—
2018				85	215	296	359	388	409	448	—
2019					93	219	301	347	389	417	—
2020						64	159	205	245	259	—
2021							60	128	171	211	—
2022								45	102	143	—
2023									38	103	—
2024										35	—
Total										$3,806	$(71)

AIG | 2024 Form 10-K	151

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
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2024 Prior Year Development Excluding the Impact of ADC	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of ADC	IBNR Impact of ADC	2024 (Net of Impact of ADC)	Total of IBNR Liabilities Net of Impact of ADC
	Unaudited
2015	$989	$1,463	$1,440	$1,603	$1,656	$1,694	$1,721	$1,686	$1,658	$1,723	$65	$258	3,269	$(534)	$(131)	$1,189	$127
2016		898	1,146	1,162	1,171	1,274	1,250	1,263	1,276	1,317	41	343	2,970	—	—	1,317	343
2017			856	1,002	1,097	1,153	1,157	1,200	1,182	1,228	46	227	2,252	—	—	1,228	227
2018				648	646	721	769	769	779	779	—	149	1,613	—	—	779	149
2019					577	583	597	612	600	604	4	279	1,469	—	—	604	279
2020						406	413	410	420	404	(16)	194	1,438	—	—	404	194
2021							278	277	274	358	84	154	1,039	—	—	358	154
2022								305	305	333	28	156	690	—	—	333	156
2023									345	348	3	210	567	—	—	348	210
2024										315		302	235	—	—	315	302
Total										$7,409	$255			$(534)		$6,875
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(4,350)	—			197		(4,153)
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2015, net of reinsurance										2,104	217			(1,618)		486
Unallocated loss adjustment expense prior year development											73
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$5,163	$545			$(1,955)		$3,208
Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	Prior Year Development
	Unaudited
2015	$1,027	$1,015	$1,139	$1,163	$1,211	$1,231	$1,174	$1,196	$1,189	$(7)
2016	898	1,146	1,162	1,171	1,274	1,250	1,263	1,276	1,317	41
2017		856	1,002	1,097	1,153	1,157	1,200	1,182	1,228	46
2018			648	646	721	769	769	779	779	—
2019				577	583	597	612	600	604	4
2020					406	413	410	420	404	(16)
2021						278	277	274	358	84
2022							305	305	333	28
2023								345	348	3
2024									315
Total	$1,925	$3,017	$3,951	$4,654	$5,348	$5,695	$6,010	$6,377	$6,875	$183
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below									(4,153)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2015, net of reinsurance									486	39
Unallocated loss adjustment expense prior year adjustment										16
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance									$3,208	$238

152	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	Prior Year Development
	Unaudited
2015	$(436)	$(425)	$(464)	$(493)	$(483)	$(490)	$(512)	$(462)	$(534)	$(72)
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—	—	—
2023	—	—	—	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	—	—	—	—
Total	$(436)	$(425)	$(464)	$(493)	$(483)	$(490)	$(512)	$(462)	$(534)	$(72)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below									197
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2015, net of reinsurance									(1,618)	(178)
Unallocated loss adjustment expense prior year development										(57)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance									$(1,955)	$(307)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)										Paid Impact of ADC
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
2015	$9	$210	$391	$718	$935	$1,061	$1,124	$1,253	$1,291	$1,325	$(197)
2016		28	80	204	388	502	566	670	798	851	—
2017			1	45	156	505	585	676	781	860	—
2018				1	125	227	315	414	494	527	—
2019					7	43	79	157	216	253	—
2020						4	15	33	128	188	—
2021							4	43	62	161	—
2022								14	51	96	—
2023									1	89	—
2024										—	—
Total										$4,350	$(197)

AIG | 2024 Form 10-K	153

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
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2024 Prior Year Development Excluding the Impact of ADC	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of ADC	IBNR Impact of ADC	2024 (Net of Impact of ADC)	Total of IBNR Liabilities Net of Impact of ADC
	Unaudited
2015	$1,329	$1,762	$1,829	$1,736	$1,794	$1,834	$1,824	$1,815	$1,796	$1,770	$(26)	$6	35,881	$(273)	$(3)	$1,497	$3
2016		1,339	1,343	1,321	1,391	1,340	1,323	1,293	1,297	1,264	(33)	69	29,391	—	—	1,264	69
2017			602	629	738	674	668	643	654	662	8	14	21,382	—	—	662	14
2018				802	845	837	870	824	810	841	31	154	17,096	—	—	841	154
2019					1,059	1,058	1,053	1,062	1,039	1,024	(15)	469	21,383	—	—	1,024	469
2020						524	576	538	540	519	(21)	223	11,622	—	—	519	223
2021							795	793	790	818	28	470	11,249	—	—	818	470
2022								793	819	827	8	530	13,636	—	—	827	530
2023									933	955	22	781	13,687	—	—	955	781
2024										840		754	9,070	—	—	840	754
Total										$9,520	$2			$(273)		$9,247
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(5,435)	—			194		(5,241)
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2015, net of reinsurance										1,300	(14)			(919)		381
Unallocated loss adjustment expense prior year development											24
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$5,385	$12			$(998)		$4,387
Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	Prior Year Development
	Unaudited
2015	$1,361	$1,373	$1,423	$1,493	$1,553	$1,562	$1,563	$1,514	$1,497	$(17)
2016	1,339	1,343	1,321	1,391	1,340	1,323	1,293	1,297	1,264	(33)
2017		602	629	738	674	668	643	654	662	8
2018			802	845	837	870	824	810	841	31
2019				1,059	1,058	1,053	1,062	1,039	1,024	(15)
2020					524	576	538	540	519	(21)
2021						795	793	790	818	28
2022							793	819	827	8
2023								933	955	22
2024									840
Total	$2,700	$3,318	$4,175	$5,526	$5,986	$6,847	$7,509	$8,396	$9,247	$11
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below									(5,241)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2015, net of reinsurance									381	37
Unallocated loss adjustment expense prior year adjustment										(4)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance									$4,387	$44

154	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	Prior Year Development
	Unaudited
2015	$(401)	$(456)	$(313)	$(301)	$(281)	$(262)	$(252)	$(282)	$(273)	$9
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—	—	—
2023	—	—	—	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	—	—	—	—
Total	$(401)	$(456)	$(313)	$(301)	$(281)	$(262)	$(252)	$(282)	$(273)	$9
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below									194
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2015, net of reinsurance									(919)	51
Unallocated loss adjustment expense prior year development										(28)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance									$(998)	$32
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)										Paid Impact of ADC
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
2015	$105	$309	$769	$1,087	$1,351	$1,485	$1,603	$1,680	$1,707	$1,717	$(194)
2016		77	298	489	703	846	938	1,018	1,074	1,144	—
2017			51	111	216	314	455	527	592	613	—
2018				43	122	227	360	470	565	636	—
2019					53	138	226	321	410	474	—
2020						26	73	139	198	252	—
2021							32	87	169	265	—
2022								38	112	195	—
2023									36	102	—
2024										37	—
Total										$5,435	$(194)

AIG | 2024 Form 10-K	155

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
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2024 Prior Year Development Excluding the Impact of ADC	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of ADC	IBNR Impact of ADC	2024 (Net of Impact of ADC)	Total of IBNR Liabilities Net of Impact of ADC
	Unaudited
2015	$1,737	$1,762	$1,743	$1,788	$1,830	$1,874	$1,959	$2,044	$2,048	$2,039	$(9)	$63	16,263	$(485)	$(50)	$1,554	$13
2016		1,605	1,855	1,993	2,064	2,139	2,281	2,325	2,308	2,322	14	112	16,138	—	—	2,322	112
2017			1,564	1,675	1,756	1,846	1,898	1,987	1,957	1,969	12	121	15,287	—	—	1,969	121
2018				1,640	1,766	1,882	2,063	2,225	2,322	2,282	(40)	354	14,857	—	—	2,282	354
2019					1,503	1,536	1,627	1,926	1,912	1,945	33	358	13,381	—	—	1,945	358
2020						1,213	1,252	1,408	1,457	1,470	13	260	10,461	—	—	1,470	260
2021							1,430	1,408	1,388	1,316	(72)	700	7,226	—	—	1,316	700
2022								1,130	1,108	1,105	(3)	857	5,939	—	—	1,105	857
2023									1,043	1,041	(2)	800	6,997	—	—	1,041	800
2024										942		851	7,258	—	—	942	851
Total										$16,431	$(54)			$(485)		$15,946
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(10,922)	—			367		(10,555)
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2015, net of reinsurance										427	92			(396)		31
Unallocated loss adjustment expense prior year development											13
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$5,936	$51			$(514)		$5,422
Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	Prior Year Development
	Unaudited
2015	$1,429	$1,430	$1,462	$1,552	$1,550	$1,595	$1,605	$1,553	$1,554	$1
2016	1,605	1,855	1,993	2,064	2,139	2,281	2,325	2,308	2,322	14
2017		1,564	1,675	1,756	1,846	1,898	1,987	1,957	1,969	12
2018			1,640	1,766	1,882	2,063	2,225	2,322	2,282	(40)
2019				1,503	1,536	1,627	1,926	1,912	1,945	33
2020					1,213	1,252	1,408	1,457	1,470	13
2021						1,430	1,408	1,388	1,316	(72)
2022							1,130	1,108	1,105	(3)
2023								1,043	1,041	(2)
2024									942
Total	$3,034	$4,849	$6,770	$8,641	$10,166	$12,146	$14,014	$15,048	$15,946	$(44)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below									(10,555)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2015, net of reinsurance									31	4
Unallocated loss adjustment expense prior year adjustment										—
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance									$5,422	$(40)

156	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	Prior Year Development
	Unaudited
2015	$(333)	$(313)	$(326)	$(278)	$(324)	$(364)	$(439)	$(495)	$(485)	$10
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—	—	—
2023	—	—	—	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	—	—	—	—
Total	$(333)	$(313)	$(326)	$(278)	$(324)	$(364)	$(439)	$(495)	$(485)	$10
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below									367
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2015, net of reinsurance									(396)	(88)
Unallocated loss adjustment expense prior year development										(13)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance									$(514)	$(91)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)										Paid Impact of ADC
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
2015	$63	$390	$791	$1,055	$1,282	$1,488	$1,686	$1,818	$1,914	$1,929	$(367)
2016		73	499	1,002	1,358	1,659	1,826	1,903	2,039	2,115	—
2017			64	391	761	1,118	1,396	1,515	1,653	1,777	—
2018				86	486	835	1,126	1,415	1,601	1,776	—
2019					94	367	642	953	1,204	1,423	—
2020						84	356	648	915	1,063	—
2021							43	151	315	468	—
2022								30	109	177	—
2023									46	150	—
2024										44	—
Total										$10,922	$(367)

AIG | 2024 Form 10-K	157

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
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2024 Prior Year Development Excluding the Impact of ADC	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of ADC	IBNR Impact of ADC	2024 (Net of Impact of ADC)	Total of IBNR Liabilities Net of Impact of ADC
	Unaudited
2015	$2,567	$2,506	$2,489	$2,492	$2,466	$2,471	$2,479	$2,490	$2,493	$2,484	$(9)	$4	59,598	$(97)	$(3)	$2,387	$1
2016		2,674	2,748	2,690	2,697	2,707	2,694	2,700	2,713	2,727	14	8	54,893	—	—	2,727	8
2017			4,569	4,239	4,127	4,153	4,173	4,212	4,175	4,187	12	12	79,846	—	—	4,187	12
2018				2,978	2,993	2,992	3,229	3,201	3,210	3,204	(6)	49	70,122	—	—	3,204	49
2019					2,177	2,146	2,211	2,222	2,177	2,198	21	34	78,995	—	—	2,198	34
2020						3,391	3,320	3,280	3,238	3,269	31	645	68,891	—	—	3,269	645
2021							2,339	2,213	2,160	2,190	30	122	82,226	—	—	2,190	122
2022								3,171	3,281	3,240	(41)	504	86,499	—	—	3,240	504
2023									2,528	2,440	(88)	431	99,114	—	—	2,440	431
2024										1,844		537	25,410	—	—	1,844	537
Total										$27,783	$(36)			$(97)		$27,686
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(23,702)	—			70		(23,632)
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2015, net of reinsurance										395	(8)			(152)		243
Unallocated loss adjustment expense prior year development											—
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$4,476	$(44)			$(179)		$4,297
Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	Prior Year Development
	Unaudited
2015	$2,365	$2,391	$2,405	$2,372	$2,372	$2,372	$2,375	$2,393	$2,387	$(6)
2016	2,674	2,748	2,690	2,697	2,707	2,694	2,700	2,713	2,727	14
2017		4,569	4,239	4,127	4,153	4,173	4,212	4,175	4,187	12
2018			2,978	2,993	2,992	3,229	3,201	3,210	3,204	(6)
2019				2,177	2,146	2,211	2,222	2,177	2,198	21
2020					3,391	3,320	3,280	3,238	3,269	31
2021						2,339	2,213	2,160	2,190	30
2022							3,171	3,281	3,240	(41)
2023								2,528	2,440	(88)
2024									1,844
Total	$5,039	$9,708	$12,312	$14,366	$17,761	$20,338	$23,374	$25,875	$27,686	$(33)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below									(23,632)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2015, net of reinsurance									243	38
Unallocated loss adjustment expense prior year adjustment										(1)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance									$4,297	$4

158	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	Prior Year Development
	Unaudited
2015	$(141)	$(98)	$(87)	$(94)	$(99)	$(107)	$(115)	$(100)	$(97)	$3
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—	—	—
2023	—	—	—	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	—	—	—	—
Total	$(141)	$(98)	$(87)	$(94)	$(99)	$(107)	$(115)	$(100)	$(97)	$3
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below									70
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2015, net of reinsurance									(152)	46
Unallocated loss adjustment expense prior year development										(1)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance									$(179)	$48
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)										Paid Impact of ADC
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
2015	$844	$1,572	$1,878	$2,121	$2,240	$2,308	$2,344	$2,391	$2,457	$2,462	$(70)
2016		821	1,747	2,076	2,296	2,464	2,539	2,616	2,647	2,679	—
2017			1,137	2,625	3,281	3,638	3,897	3,999	4,055	4,129	—
2018				977	2,162	2,509	2,715	2,863	2,994	3,094	—
2019					1,039	1,673	1,906	2,037	2,083	2,124	—
2020						844	1,613	1,874	2,190	2,414	—
2021							878	1,743	1,983	2,004	—
2022								1,208	2,207	2,437	—
2023									1,173	1,692	—
2024										667	—
Total										$23,702	$(70)

AIG | 2024 Form 10-K	159

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
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2024 Prior Year Development Excluding the Impact of ADC	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of ADC	IBNR Impact of ADC	2024 (Net of Impact of ADC)	Total of IBNR Liabilities Net of Impact of ADC
	Unaudited
2015	$1,511	$1,498	$1,494	$1,483	$1,482	$1,485	$1,487	$1,488	$1,487	$1,488	$1	$12	261,309	$(9)	$—	$1,479	$12
2016		1,536	1,533	1,533	1,540	1,542	1,544	1,544	1,541	1,541	—	16	247,696	—	—	1,541	16
2017			1,878	2,137	2,011	2,057	1,924	1,916	1,896	1,899	3	15	220,270	—	—	1,899	15
2018				2,188	2,193	2,154	1,937	1,936	1,920	1,927	7	37	102,483	—	—	1,927	37
2019					1,593	1,664	1,646	1,596	1,578	1,569	(9)	44	93,909	—	—	1,569	44
2020						954	906	913	894	890	(4)	33	55,713	—	—	890	33
2021							748	765	762	752	(10)	73	57,288	—	—	752	73
2022								517	529	525	(4)	100	55,394	—	—	525	100
2023									677	668	(9)	122	47,201	—	—	668	122
2024										604		294	29,007	—	—	604	294
Total										$11,863	$(25)			$(9)		$11,854
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(10,979)	—			9		(10,970)
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2015, net of reinsurance										(48)	3			—		(48)
Unallocated loss adjustment expense prior year development											(1)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$836	$(23)			$—		$836
Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	Prior Year Development
	Unaudited
2015	$1,476	$1,475	$1,472	$1,476	$1,480	$1,482	$1,481	$1,479	$1,479	$—
2016	1,536	1,533	1,533	1,540	1,542	1,544	1,544	1,541	1,541	—
2017		1,878	2,137	2,011	2,057	1,924	1,916	1,896	1,899	3
2018			2,188	2,193	2,154	1,937	1,936	1,920	1,927	7
2019				1,593	1,664	1,646	1,596	1,578	1,569	(9)
2020					954	906	913	894	890	(4)
2021						748	765	762	752	(10)
2022							517	529	525	(4)
2023								677	668	(9)
2024									604
Total	$3,012	$4,886	$7,330	$8,813	$9,851	$10,187	$10,668	$11,276	$11,854	$(26)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below									(10,970)
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2015, net of reinsurance									(48)	2
Unallocated loss adjustment expense prior year adjustment										(1)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance									$836	$(25)

160	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	Prior Year Development
	Unaudited
2015	$(22)	$(19)	$(11)	$(6)	$(5)	$(5)	$(7)	$(8)	$(9)	$(1)
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—	—	—
2023	—	—	—	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	—	—	—	—
Total	$(22)	$(19)	$(11)	$(6)	$(5)	$(5)	$(7)	$(8)	$(9)	$(1)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below									9
Liabilities for losses and allocated loss adjustment expenses and prior year development before 2015, net of reinsurance									—	(1)
Unallocated loss adjustment expense prior year development										—
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance									$—	$(2)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)										Paid Impact of ADC
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
2015	$931	$1,320	$1,411	$1,439	$1,455	$1,461	$1,463	$1,468	$1,471	$1,474	$(9)
2016		857	1,344	1,422	1,460	1,501	1,512	1,518	1,521	1,521	—
2017			941	1,672	1,896	1,789	1,826	1,852	1,861	1,878	—
2018				1,227	1,939	1,973	1,789	1,832	1,849	1,881	—
2019					884	1,295	1,379	1,416	1,491	1,516	—
2020						667	679	725	824	846	—
2021							488	650	658	662	—
2022								372	401	406	—
2023									400	522	—
2024										273	—
Total										$10,979	$(9)

AIG | 2024 Form 10-K	161

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
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (in millions)											December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2024 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2015	$1,043	$1,177	$1,166	$1,187	$1,265	$1,184	$1,191	$1,210	$1,221	$1,215	$(6)	$63	113,532
2016		1,251	1,342	1,421	1,426	1,539	1,536	1,548	1,547	1,618	71	143	142,423
2017			1,282	1,221	1,151	1,263	1,323	1,311	1,351	1,398	47	171	149,728
2018				1,286	1,316	1,416	1,455	1,554	1,596	1,686	90	229	151,718
2019					1,189	1,204	1,276	1,291	1,282	1,307	25	210	142,854
2020						1,163	1,215	1,161	1,154	1,114	(40)	353	86,254
2021							1,316	1,275	1,279	1,261	(18)	566	77,499
2022								1,243	1,203	1,197	(6)	681	74,390
2023									1,233	1,230	(3)	803	69,733
2024										1,240		1,052	60,687
Total										$13,266	$160
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(6,843)	—
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2015, net of reinsurance										857	10
Unallocated loss adjustment expense prior year development											—
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$7,280	$170
*The losses reported in the table are not covered by the ADC.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (in millions)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
2015	$69	$230	$416	$546	$656	$828	$914	$955	$1,004	$1,023
2016		115	363	563	746	896	1,022	1,127	1,214	1,253
2017			93	269	428	578	724	862	924	1,025
2018				109	359	549	711	867	1,085	1,172
2019					95	297	458	632	728	842
2020						57	218	351	484	572
2021							49	224	331	434
2022								55	177	282
2023									35	183
2024										57
Total										$6,843
*The losses reported in the table are not covered by the ADC.

162	AIG | 2024 Form 10-K

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
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (in millions)											December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2024 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2015	$1,516	$1,472	$1,457	$1,431	$1,410	$1,400	$1,388	$1,421	$1,407	$1,399	$(8)	$3	54,684
2016		1,494	1,636	1,661	1,635	1,632	1,626	1,563	1,558	1,553	(5)	17	57,353
2017			1,609	1,598	1,576	1,582	1,567	1,533	1,533	1,535	2	15	53,528
2018				1,547	1,514	1,493	1,481	1,429	1,427	1,422	(5)	25	44,342
2019					1,112	1,073	1,076	1,064	1,062	1,065	3	45	33,930
2020						1,282	1,223	1,181	1,200	1,190	(10)	94	26,280
2021							995	958	914	923	9	85	22,968
2022								1,098	1,253	1,238	(15)	95	24,972
2023									1,034	1,038	4	179	23,267
2024										1,081		542	17,451
Total										$12,444	$(25)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(10,174)	—
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2015, net of reinsurance										85	(10)
Unallocated loss adjustment expense prior year development											—
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$2,355	$(35)
*The losses reported in the table are not covered by the ADC.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (in millions)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
2015	$336	$895	$1,163	$1,263	$1,298	$1,321	$1,329	$1,331	$1,373	$1,377
2016		441	1,080	1,327	1,457	1,501	1,528	1,546	1,520	1,522
2017			345	916	1,193	1,333	1,388	1,426	1,439	1,446
2018				308	952	1,131	1,254	1,267	1,301	1,325
2019					258	632	798	884	922	953
2020						245	657	805	896	1,004
2021							185	489	672	748
2022								190	650	1,100
2023									150	504
2024										195
Total										$10,174
*The losses reported in the table are not covered by the ADC.

AIG | 2024 Form 10-K	163

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
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (in millions)											December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2024 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2015	$2,153	$2,134	$2,135	$2,127	$2,126	$2,126	$2,126	$2,123	$2,127	$2,128	$1	$2	1,777,959
2016		2,113	2,112	2,099	2,094	2,092	2,090	2,082	2,086	2,084	(2)	3	1,795,415
2017			2,070	1,995	1,982	1,978	1,995	1,960	1,990	1,989	(1)	4	1,719,018
2018				2,372	2,283	2,279	2,251	2,296	2,274	2,272	(2)	1	1,917,173
2019					1,915	1,871	1,834	1,853	1,825	1,827	2	(1)	1,676,687
2020						1,757	1,627	1,580	1,563	1,552	(11)	5	1,392,905
2021							1,626	1,554	1,555	1,555	—	13	1,394,112
2022								1,710	1,752	1,716	(36)	67	2,072,754
2023									1,557	1,552	(5)	101	1,435,789
2024										1,416		177	1,260,923
Total										$18,091	$(54)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below										(16,861)	—
Liabilities for losses and loss adjustment expenses and prior year development before accident year 2015, net of reinsurance										39	7
Unallocated loss adjustment expense prior year development											—
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance										$1,269	$(47)
*The losses reported in the table are not covered by the ADC.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (in millions)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
2015	$1,155	$1,751	$1,927	$2,020	$2,055	$2,079	$2,096	$2,104	$2,112	$2,117
2016		1,154	1,723	1,894	1,976	2,019	2,043	2,057	2,065	2,070
2017			1,130	1,682	1,830	1,896	1,930	1,949	1,949	1,960
2018				1,426	1,913	2,062	2,139	2,180	2,226	2,250
2019					1,120	1,576	1,690	1,746	1,777	1,798
2020						937	1,350	1,446	1,485	1,513
2021							920	1,306	1,408	1,465
2022								1,006	1,440	1,550
2023									881	1,290
2024										848
Total										$16,861
*The losses reported in the table are not covered by the ADC.
Claims Payout Patterns
The following table presents the historical average annual percentage claims payout on an accident year basis at the same level of disaggregation as presented in the claims development table.

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
U.S. Workers' compensation	11.9%	17.5%	11.0%	7.5%	4.5%	3.3%	2.7%	1.2%	1.4%	1.5%
U.S. Excess casualty	1.1	10.1	8.9	19.5	10.8	7.2	6.1	7.9	3.1	2.0
U.S. Other casualty	5.2	9.7	13.8	14.0	13.3	8.7	7.8	4.0	3.5	0.6
U.S. Financial Lines	3.9	14.0	16.0	15.0	12.3	8.5	6.9	6.2	4.0	0.7
U.S. Property and Special Risks	35.6	31.1	10.9	7.1	5.1	2.8	2.2	1.6	1.9	0.2
U.S. Personal Insurance	60.3	22.9	4.7	0.5	2.5	1.0	0.7	0.5	0.1	0.2
UK/Europe Casualty and Financial Lines	5.4	13.6	11.5	10.8	8.9	10.7	5.8	5.3	3.2	1.6
UK/Europe Property and Special Risks	20.9	37.5	18.7	8.2	3.7	2.2	1.1	(0.4)	1.6	0.3
UK/Europe and Japan Personal Insurance	58.5	25.8	7.0	3.5	1.8	1.3	0.6	0.4	0.3	0.2

164	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

DISCOUNTING OF LOSS RESERVES
At December 31, 2024 and 2023, the loss reserves reflect a net loss reserve discount of $1.2 billion and $1.2 billion, respectively, including tabular and non-tabular calculations based upon the following assumptions:
•The non-tabular workers’ compensation discount is calculated separately for companies domiciled in New York, Pennsylvania and Delaware, and follows the statutory regulations (prescribed or historically permitted) for each state.
–For New York companies, the discount is based on a 5 percent interest rate and the companies’ own payout patterns.
–The Pennsylvania and Delaware regulators have historically approved use of a consistent benchmark discount rate and spread (U.S. Treasury rate plus a liquidity premium) to all of our workers’ compensation reserves in our Pennsylvania domiciled and Delaware domiciled companies, as well as our use of updated payout patterns specific to our primary and excess workers compensation portfolios. Delaware stipulates that the maximum allowable rate is 4.5 percent. We have sought approval to apply a discount rate of 4.5 percent for National Union Fire Insurance Company of Pittsburgh, Pa. and Lexington Insurance Company. In 2020, the regulators also approved that the discount rate will be updated on an annual basis.
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
At December 31, 2024 and 2023, the discount consists of $107 million and $294 million of tabular discount, respectively, and $1.1 billion and $939 million of non-tabular discount for workers’ compensation, respectively. During the years ended December 31, 2024, 2023 and 2022, the benefit / (charge) from changes in discount of $(226) million, $(195) million and $703 million, respectively, were recorded as part of Losses and loss adjustment expenses incurred in the Consolidated Statements of Income (Loss).
The following table presents the components of the loss reserve discount discussed above:

(in millions)	December 31, 2024	December 31, 2023
U.S. workers' compensation	$2,111	$2,337
Retroactive reinsurance	(936)	(1,104)
Total reserve discount(a)(b)	$1,175	$1,233
(a)Excludes $184 million and $196 million of discount related to certain long-tail liabilities in the UK at December 31, 2024 and 2023, respectively.
(b)Includes gross discount of $627 million and $687 million, which was 100 percent ceded to Fortitude Re at December 31, 2024 and 2023, respectively.
The following table presents the net loss reserve discount benefit (charge):

Years Ended December 31,
(in millions)	2024	2023	2022
Current accident year	$128	$112	$98
Accretion and other adjustments to prior year discount	(303)	(264)	(239)
Effect of interest rate changes	(51)	(43)	844
Net reserve discount benefit (charge)	(226)	(195)	703
Change in discount on loss reserves ceded under retroactive reinsurance	168	150	(301)
Net change in total reserve discount*	$(58)	$(45)	$402
*Excludes $(12) million, $61 million and $19 million of discount related to certain long-tail liabilities in the UK for the years ended December 31, 2024, 2023 and 2022, respectively.
During 2024, net change in total reserve discount was impacted by updates to future payouts, and despite increases in U.S. Treasury rates, the updated discount rate resulted in a decrease in the total reserve discount due to the implementation of a statutory cap.
During 2023, net change in total reserve discount was impacted by updates to future payouts, along with a decrease in the discount rate due to an increase in U.S. Treasury rates being offset by a decrease in the discount spread.
During 2022, effective interest rates increased due to an increase in the forward yield curve component of the discount rates reflecting an increase in U.S. Treasury rates along with changes in payout pattern assumptions.
Amortization of Deferred Gain on Retroactive Reinsurance
Amortization of the deferred gain on retroactive reinsurance includes $322 million, $48 million and $189 million related to the adverse development reinsurance cover with NICO for the years ended December 31, 2024, 2023 and 2022, respectively.

AIG | 2024 Form 10-K	165

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

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
The following tables present the balances and changes in the liability for future policy benefits and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits in the Consolidated Balance Sheets:

Years Ended December 31,
(in millions, except for liability durations)	2024	2023
Present value of expected net premiums
Balance, beginning of year	$1,702	$1,929
Effect of changes in discount rate assumptions (AOCI)	339	262
Beginning balance at original discount rate	2,041	2,191
Effect of changes in cash flow assumptions	12	(2)
Effect of actual variances from expected experience	(12)	(16)
Adjusted beginning of year balance	2,041	2,173
Issuances	88	122
Interest accrual	39	43
Net premium collected	(254)	(283)
Foreign exchange impact	(165)	(14)
Ending balance at original discount rate	1,749	2,041
Effect of changes in discount rate assumptions (AOCI)	(203)	(339)
Balance, end of year	$1,546	$1,702

Present value of expected future policy benefits
Balance, beginning of year	$2,149	$2,380
Effect of changes in discount rate assumptions (AOCI)	441	362
Beginning balance at original discount rate	2,590	2,742
Effect of changes in cash flow assumptions	3	(13)
Effect of actual variances from expected experience	(12)	(18)
Adjusted beginning of year balance	2,581	2,711
Issuances	93	130
Interest accrual	48	52
Benefit payments	(262)	(276)
Foreign exchange impact	(211)	(27)
Ending balance at original discount rate	2,249	2,590
Effect of changes in discount rate assumptions (AOCI)	(273)	(441)
Balance, end of year	$1,976	$2,149
Net liability for future policy benefits, end of year	$430	$447
Deferred profit liability	1	1
Other reconciling items(a)	886	1,019
Future policy benefits	1,317	1,467
Less: Reinsurance recoverable	(726)	(823)
Net liability for future policy benefits after reinsurance recoverable	$591	$644

Weighted average liability duration of the liability for future policy benefits(b)	9.1	9.3
(a)Other reconciling items primarily include Global Accident & Health (short-duration) contracts and certain long-duration contracts that are 100 percent ceded of $691 million and $785 million at December 31, 2024 and 2023, respectively.
(b)The weighted average liability durations are calculated as the modified duration using projected future net liability cash flows that are aggregated at the segment level, utilizing the segment level weighted average interest rates and current discount rate, which can be found in the table below.

166	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table presents the amount of undiscounted expected future benefit payments and undiscounted and discounted expected gross premiums for future policy benefits for nonparticipating contracts*:

Years Ended December 31,
(in millions)	2024	2023	2022
Undiscounted expected future benefits and expense	$2,816	$3,194	$3,325
Undiscounted expected future gross premiums	3,911	4,403	4,558
*Discounted expected future gross premiums (at current discount rate) for 2024 and 2023 were $2.8 billion and $3.0 billion, respectively.
The following table presents the amount of revenue and interest recognized in the Consolidated Statements of Income (Loss) for future policy benefits for nonparticipating contracts:

Years Ended December 31,
(in millions)	2024	2023	2022
Gross premiums	$409	$477	$487
Interest accretion	$9	$9	$8
The following table presents the weighted-average interest rate for future policy benefits for nonparticipating contracts:

Years Ended December 31,	2024	2023	2022
Weighted-average interest rate, original discount rate	1.83%	1.82%	1.77%
Weighted-average interest rate, current discount rate	3.22%	3.78%	3.21%
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
The following table lists our total debt outstanding at December 31, 2024 and 2023. The interest rates presented in the following table are the range of contractual rates in effect at December 31, 2024, including fixed and variable-rates:

At December 31, 2024	Range of Interest Rate(s)	Maturity Date(s)	Balance at December 31, 2024	Balance at December 31, 2023
(in millions)
General borrowings:
Notes and bonds payable	1.58% - 6.82%	2025 - 2055	$7,885	$9,079
Junior subordinated debt	5.75% - 8.18%	2037 - 2058	602	992
AIG Japan Holdings Kabushiki Kaisha	0.27% - 0.73%	2025	239	267
Total general borrowings			8,726	10,338
Borrowings supported by assets	4.48% - 7.05%	2025 - 2046	37	37
Other subsidiaries' notes, bonds, loans and mortgages payable - not guaranteed by AIG	9.96% - 10.46%	2027 - 2028	1	—
Total long-term debt			8,764	10,375
Debt of consolidated investment entities - not guaranteed by AIG*	4.15% - 4.48%	2026 - 2028	158	231
Total debt			$8,922	$10,606
*At December 31, 2024, includes debt of consolidated investment entities primarily related to real estate investments of $158 million. At December 31, 2023, includes debt of consolidated investment entities related to real estate investments of $79 million and other securitization vehicles of $152 million.

AIG | 2024 Form 10-K	167

ITEM 8 | Notes to Consolidated Financial Statements | 14. Debt

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

December 31, 2024		Year Ending
(in millions)	Total	2025	2026	2027	2028	2029	Thereafter
General borrowings:
Notes and bonds payable	$7,885	$146	$265	$848	$830	$257	$5,539
Junior subordinated debt	602	—	—	—	—	—	602
AIG Japan Holdings Kabushiki Kaisha	239	239	—	—	—	—	—
Total general borrowings	8,726	385	265	848	830	257	6,141
Borrowings supported by assets	37	12	7	—	—	—	18
Other subsidiaries notes, bonds, loans and mortgages payable	1	1	—	—	—	—	—
Total long-term debt*	$8,764	$398	$272	$848	$830	$257	$6,159
*Does not reflect $158 million of notes issued by consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.
DEBT ISSUANCE
In November 2024, AIG issued ¥77.1 billion aggregate principal amount of 1.580% Notes Due 2028, ¥10.3 billion aggregate principal amount of 1.757% Notes Due 2029 and ¥12.6 billion aggregate principal amount of 2.137% Notes Due 2034, which was equivalent to approximately $660 million at the time of the offering.
DEBT CASH TENDER OFFERS AND REDEMPTIONS
In 2024, we repaid, redeemed and repurchased $2.0 billion aggregate principal amount of certain notes and debentures issued or guaranteed by AIG, for an aggregate purchase price of $2.1 billion, resulting in a total loss on extinguishment of debt of $14 million. This includes the following:
•Repayment of $459 million aggregate principal amount of our 4.125% Notes due February 15, 2024.
•Redemption of €41.55 million aggregate principal amount of our Series A-3 Junior Subordinated Debentures, equivalent to approximately $46 million at the time of repayment.
•Redemption of $400 million aggregate principal amount of our Zero Coupon Callable Notes Due 2047, for a purchase price of approximately $543 million.
•Repurchased, through cash tender offers, approximately $1.13 billion aggregate principal amount of certain notes and debentures issued by AIG for an aggregate purchase price of approximately $1.14 billion.
CREDIT FACILITIES
On September 27, 2024, AIG entered into the amended and restated credit agreement (Amended Credit Agreement) that amends and restates AIG's credit agreement, dated as of November 19, 2021, which provides for a syndicated, multicurrency revolving credit facility as a potential source of liquidity for general corporate purposes. The Amended Credit Agreement provides for a five-year total commitment of $3.0 billion, consisting of standby letters of credit and/or revolving credit borrowings. Under circumstances described in the Amended Credit Agreement, the aggregate commitments may be increased by up to $1.5 billion, for a total commitment of up to $4.5 billion. Under the Amended Credit Agreement, the applicable rate, commitment fee and letter of credit fee are determined by reference to the credit ratings of AIG’s senior long-term unsecured debt. The Amended Credit Agreement is scheduled to expire in September 2029.
As of December 31, 2024, there were no borrowings or letters of credit outstanding under the Amended Credit Agreement, so that a total of approximately $3.0 billion remains available under the Amended Credit Agreement.

168	AIG | 2024 Form 10-K

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
LEASE COMMITMENTS
We lease office space and equipment in various locations across jurisdictions in which the Company operates. The majority of the resulting obligation arising from these contracts is generated by our real estate portfolio, which only includes contracts classified as operating leases. The lease liability and corresponding right of use asset reflected in Other liabilities and Other assets were $868 million and $696 million, respectively, at December 31, 2024, and $894 million and $744 million, respectively, at December 31, 2023. We made cash payments of $177 million and $179 million in 2024 and 2023, respectively, in connection with these leases. The liability includes non-lease components, such as property taxes and insurance for our gross leases. Some of these leases contain options to renew after a specified period of time at the prevailing market rate; however, renewal options that have not been exercised as of December 31, 2024 are excluded until management attains a reasonable level of certainty. Some leases also include termination options at specified times and term; however, termination options are not reflected in the lease asset and liability balances until they have been exercised.
The weighted average discount rate and lease term assumptions used in determining the liability are 3.36 percent and 10.1 years, respectively. The primary assumption used to determine the discount rate is the cost of funding for the Company, which is based on the secured borrowing rate for terms similar to the lease term, and for the major financial markets in which AIG operates.
Rent expense was $164 million, $162 million and $174 million for the years ended December 31, 2024, 2023 and 2022, respectively.

AIG | 2024 Form 10-K	169

ITEM 8 | Notes to Consolidated Financial Statements | 15. Contingencies, Commitments and Guarantees

The following table presents the future undiscounted cash flows under operating leases at December 31, 2024:

(in millions)
2025	$143
2026	95
2027	88
2028	76
2029	78
Remaining years after 2029	578
Total undiscounted lease payments	1,058
Less: Present value adjustment	190
Net lease liabilities	$868
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $1.8 billion and $1.7 billion at December 31, 2024 and 2023, respectively.
GUARANTEES
Subsidiaries
We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and certain of its subsidiaries. We have also issued guarantees of all present and future payment obligations and liabilities of AIG Markets, Inc.
Due to the deconsolidation of AIGFP and its subsidiaries, as of December 31, 2024, a $100 million guarantee related to the obligations of AIGFP and certain of its subsidiaries was recognized, and is reported in Other liabilities.
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
Other
•For additional information on commitments and guarantees associated with VIEs, see Note 10.
•For additional information on derivatives, see Note 11.

170	AIG | 2024 Form 10-K

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
On March 15, 2024, we redeemed all 20,000 outstanding shares of our Series A Preferred Stock and all 20,000,000 of the corresponding Depositary Shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock, for a redemption price of $25,000 per share (equivalent to $25.00 per Depositary Share) for an aggregate redemption price of $500 million, paid in cash. The $15 million difference between the aggregate redemption price and the outstanding par and additional paid in capital amount of $485 million was recorded as a reduction of retained earnings and is presented on Dividends on preferred stock and preferred stock redemption premiums on the Consolidated Statements of Income.
Common Stock
The following table presents a rollforward of outstanding shares:

Years Ended December 31,	2024			2023			2022
(in millions)	Common Stock Issued	Treasury Stock	Common Stock Outstanding	Common Stock Issued	Treasury Stock	Common Stock Outstanding	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Shares, beginning of year	1,906.7	(1,217.9)	688.8	1,906.7	(1,172.6)	734.1	1,906.7	(1,088.0)	818.7
Shares issued	—	6.8	6.8	—	5.5	5.5	—	5.5	5.5
Shares repurchased	—	(89.5)	(89.5)	—	(50.8)	(50.8)	—	(90.1)	(90.1)
Shares, end of year	1,906.7	(1,300.6)	606.1	1,906.7	(1,217.9)	688.8	1,906.7	(1,172.6)	734.1
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
Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from January 1, 2025 to February 7, 2025, we repurchased approximately 13 million shares of AIG Common Stock for an aggregate purchase price of approximately $952 million.
DIVIDENDS DECLARED
On February 11, 2025, our Board of Directors declared a cash dividend on AIG Common Stock of $0.40 per share, payable on March 31, 2025 to shareholders of record on March 17, 2025.

AIG | 2024 Form 10-K	171

ITEM 8 | Notes to Consolidated Financial Statements | 16. Equity

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Our Own Credit Risk	Total
Balance, January 1, 2022, net of tax	$(48)	$12,125	$(1,496)	$(2,167)	$(2,446)	$(903)	$6	$5,071
Change in unrealized appreciation (depreciation) of investments	(119)	(47,647)	—	—	—	—	—	(47,766)
Change in other	—	(12)	—	—	—	—	—	(12)
Change in fair value of market risk benefits, net	—	—	1,635	—	—	—	—	1,635
Change in discount rates	—	—	—	6,993	—	—	—	6,993
Change in future policy benefits	—	1,805	—	—	—	—	—	1,805
Change in foreign currency translation adjustments	—	—	—	—	(593)	—	—	(593)
Change in net actuarial loss	—	—	—	—	—	(31)	—	(31)
Change in prior service cost	—	—	—	—	—	8	—	8
Change in deferred tax asset (liability)	25	7,446	(341)	(1,449)	(20)	3	—	5,664
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	—	—	—	—	—	—	(6)	(6)
Total other comprehensive loss	(94)	(38,408)	1,294	5,544	(613)	(20)	(6)	(32,303)
Add: Corebridge noncontrolling interests	—	2,485	11	(393)	14	(1)	—	2,116
Less: Noncontrolling interests	(6)	(3,123)	93	525	11	—	—	(2,500)

Balance, December 31, 2022, net of tax	$(136)	$(20,675)	$(284)	$2,459	$(3,056)	$(924)	$—	$(22,616)
Change in unrealized appreciation (depreciation) of investments*	30	8,410	—	—	—	—	—	8,440
Change in other	(10)	52	—	—	—	—	—	42
Change in fair value of market risk benefits, net	—	—	(695)	—	—	—	—	(695)
Change in discount rates	—	—	—	(1,045)	—	—	—	(1,045)
Change in future policy benefits	—	(254)	—	—	—	—	—	(254)
Change in foreign currency translation adjustments	—	—	—	—	137	—	—	137
Change in net actuarial loss	—	—	—	—	—	143	—	143
Change in prior service cost	—	—	—	—	—	4	—	4
Change in deferred tax asset (liability)	(6)	(1,074)	151	174	(35)	(42)	—	(832)
Total other comprehensive income	14	7,134	(544)	(871)	102	105	—	5,940
Add: Corebridge noncontrolling interests	13	4,524	153	(732)	(18)	(2)	—	3,938
Less: Noncontrolling interests	(3)	1,871	(199)	(377)	7	—	—	1,299

Balance, December 31, 2023, net of tax	$(106)	$(10,888)	$(476)	$1,233	$(2,979)	$(821)	$—	$(14,037)
Change in unrealized appreciation (depreciation) of investments*	95	(1,551)	—	—	—	—	—	(1,456)
Change in other	—	18	—	—	—	—	—	18
Change in fair value of market risk benefits, net	—	—	130	—	—	—	—	130
Change in discount rates	—	—	—	946	—	—	—	946
Change in future policy benefits	—	(59)	—	—	—	—	—	(59)
Change in foreign currency translation adjustments	—	—	—	—	(407)	—	—	(407)
Change in net actuarial loss	—	—	—	—	—	63	—	63
Change in prior service cost	—	—	—	—	—	2	—	2
Change in deferred tax asset (liability)	(20)	(70)	(28)	(165)	(45)	(18)	—	(346)
Corebridge deconsolidation, net of tax	42	8,513	330	(1,583)	(88)	—	—	7,214
Total other comprehensive income (loss)	117	6,851	432	(802)	(540)	47	—	6,105
Add: Corebridge noncontrolling interests	2	610	33	(105)	(3)	—	—	537
Less: Noncontrolling interests	17	(559)	(11)	258	(1)	—	—	(296)
Balance, December 31, 2024, net of tax	$(4)	$(2,868)	$—	$68	$(3,521)	$(774)	$—	$(7,099)
*Includes net unrealized gains and losses attributable to businesses held for sale or reclassified to discontinued operations at December 31, 2024 and 2023.

172	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 16. Equity

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2024, 2023 and 2022, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Fair Value of Liabilities Under Fair Value Option Attributable to Changes in Our Own Credit Risk	Total
Year Ended December 31, 2024
Unrealized change arising during year	$95	$(2,211)	$130	$946	$(407)	$34	$—	$(1,413)
Less: Reclassification adjustments included in net income	(42)	(9,132)	(330)	1,583	88	(31)	—	(7,864)
Total other comprehensive income (loss), before of income tax expense (benefit)	137	6,921	460	(637)	(495)	65	—	6,451
Less: Income tax expense (benefit)	20	70	28	165	45	18	—	346
Total other comprehensive income (loss), net of income tax expense (benefit)	$117	$6,851	$432	$(802)	$(540)	$47	$—	$6,105

Year Ended December 31, 2023
Unrealized change arising during year	$(6)	$7,172	$(695)	$(1,045)	$137	$118	$—	$5,681
Less: Reclassification adjustments included in net income	(26)	(1,036)	—	—	—	(29)	—	(1,091)
Total other comprehensive income (loss), before income tax expense (benefit)	20	8,208	(695)	(1,045)	137	147	—	6,772
Less: Income tax expense (benefit)	6	1,074	(151)	(174)	35	42	—	832
Total other comprehensive income (loss), net of income tax expense (benefit)	$14	$7,134	$(544)	$(871)	$102	$105	$—	$5,940

Year Ended December 31, 2022
Unrealized change arising during year	$(112)	$(47,043)	$1,635	$6,993	$(593)	$(53)	$(6)	$(39,179)
Less: Reclassification adjustments included in net income	7	(1,189)	—	—	—	(30)	—	(1,212)
Total other comprehensive income (loss), before income tax expense (benefit)	(119)	(45,854)	1,635	6,993	(593)	(23)	(6)	(37,967)
Less: Income tax expense (benefit)	(25)	(7,446)	341	1,449	20	(3)	—	(5,664)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(94)	$(38,408)	$1,294	$5,544	$(613)	$(20)	$(6)	$(32,303)
The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Consolidated Statements of Income (Loss)(a):

	Amount Reclassified from AOCI			Affected Line Item in the
	Years Ended December 31,			Consolidated
(in millions)	2024	2023	2022	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$—	$(26)	$7	Net realized gains (losses)
Total	—	(26)	7
Unrealized appreciation (depreciation) of all other investments
Investments	(619)	(1,036)	(1,189)	Net realized gains (losses)
Total	(619)	(1,036)	(1,189)
Change in retirement plan liabilities adjustment
Prior-service credit	(2)	(2)	(2)	(b)
Actuarial losses	(29)	(27)	(28)	(b)
Total	(31)	(29)	(30)
Corebridge deconsolidation, net of tax	(7,214)	—	—	(c)
Total reclassifications for the year	$(7,864)	$(1,091)	$(1,212)
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

AIG | 2024 Form 10-K	173

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
The following table presents the computation of basic and diluted EPS:

Years Ended December 31,
(dollars in millions, except per common share data)	2024	2023	2022
Numerator for EPS:
Income (loss) from continuing operations	$2,700	$2,741	$2,890
Less: Preferred stock dividends and preferred stock redemption premiums	22	29	29
Income (loss) attributable to AIG common shareholders from continuing operations	2,678	2,712	2,861

Income (loss) from discontinued operations, net of income tax expense	(3,626)	1,137	8,383
Less: Net income attributable to noncontrolling interests	478	235	1,046
Income (loss) from discontinued operations, net of noncontrolling interest	(4,104)	902	7,337
Net income (loss) attributable to AIG common shareholders	$(1,426)	$3,614	$10,198
Denominator for EPS:
Weighted average common shares outstanding - basic	651,448,307	719,506,291	778,621,118
Dilutive common shares	5,834,853	5,726,777	9,320,632
Weighted average common shares outstanding - diluted(a)	657,283,160	725,233,068	787,941,750
Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$4.11	$3.77	$3.67
Income (loss) from discontinued operations	$(6.30)	$1.25	$9.43
Income (loss) attributable to AIG common shareholders	$(2.19)	$5.02	$13.10
Diluted:
Income (loss) from continuing operations	$4.07	$3.74	$3.63
Income (loss) from discontinued operations	$(6.24)	$1.24	$9.31
Income (loss) attributable to AIG common shareholders	$(2.17)	$4.98	$12.94
(a)Potential dilutive common shares are primarily due to our share-based employee compensation plans. The number of potential common shares excluded from diluted shares outstanding was 0.1 million, 4.4 million and 24.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.
For information regarding our repurchases of AIG Common Stock, see Note 16.

174	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 18. Statutory Financial Data and Restrictions

18. Statutory Financial Data and Restrictions
The following table presents statutory net income (loss) and capital and surplus for our General Insurance companies in accordance with statutory accounting practices:

(in millions)	2024	2023	2022
Years Ended December 31,
Statutory net income (loss)(a)(b):
General Insurance companies:
Domestic	$1,594	$1,912	$2,272
Foreign	1,741	1,867	1,047
Total General Insurance companies	$3,335	$3,779	$3,319
At December 31,
Statutory capital and surplus(a)(b):
General Insurance companies:
Domestic	$17,001	$18,703
Foreign	12,299	11,527
Total General Insurance companies	$29,300	$30,230
Aggregate minimum required statutory capital and surplus:
General Insurance companies:
Domestic	$3,763	$3,625
Foreign	5,741	6,041
Total General Insurance companies	$9,504	$9,666
(a)Excludes discontinued operations and other divested businesses.
(b)The 2024 statutory net income and capital and surplus reflect our best estimate as of the date of AIG’s Form 10-K filing.
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
For domestic insurance subsidiaries, aggregate minimum required statutory capital and surplus is based on the greater of the Risk-Based Capital (RBC) level that would trigger regulatory action or minimum requirements per state insurance regulation. Capital and surplus requirements of our foreign subsidiaries differ from those prescribed in the U.S., and can vary significantly by jurisdiction. At both December 31, 2024 and 2023, all domestic and foreign insurance subsidiaries individually exceeded the minimum required statutory capital and surplus requirements and all domestic insurance subsidiaries individually exceeded RBC minimum required levels.
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
SUBSIDIARY DIVIDEND RESTRICTIONS
Payments of dividends to us by our insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. With respect to our domestic insurance subsidiaries, the payment of any dividend requires formal notice to the insurance department in which the particular insurance subsidiary is domiciled. For example, unless permitted by the Superintendent of Financial Services, property casualty companies domiciled in New York generally may not pay dividends to shareholders that, in any 12-month period, exceed the lesser of 10 percent of such company’s statutory policyholders’ surplus or 100 percent of its “adjusted net investment income,” for the previous year, as defined. Generally, less severe restrictions applicable to property casualty companies exist in most of the other states in which our insurance subsidiaries are domiciled. Under state insurance laws, an insurer may pay a dividend without prior approval of the insurance regulator when the amount of the dividend is below certain regulatory thresholds. Other foreign jurisdictions may restrict the ability of our foreign insurance subsidiaries to pay dividends. Various other regulatory restrictions also limit cash loans and advances to us by our subsidiaries.

AIG | 2024 Form 10-K	175

ITEM 8 | Notes to Consolidated Financial Statements | 18. Statutory Financial Data and Restrictions

The amount of dividends available to be paid in 2025 from our insurance subsidiaries without prior regulatory approval was $2.5 billion at December 31, 2024.
To our knowledge, no AIG insurance company is currently on any regulatory or similar “watch list” with regard to solvency.
PARENT COMPANY DIVIDEND RESTRICTIONS
At December 31, 2024, our ability to pay dividends is not subject to any significant contractual restrictions, but remains subject to regulatory restrictions.
For additional information about our ability to pay dividends to our shareholders, see Note 16.

19. Share-Based Compensation Plans
The following table presents our total share-based compensation expense:

Years Ended December 31,
(in millions)	2024	2023	2022
Share-based compensation expense - pre-tax(a)	$211	$199	$288
Share-based compensation expense - after tax(b)	167	157	228
(a)As a result of accelerated vesting events, such as retirement eligibility in the year of grant and involuntary terminations, we recognized $52 million, $58 million and $67 million in 2024, 2023 and 2022, respectively, prior to the end of the specified vesting periods. It is our policy to reverse compensation expense for forfeited awards when they occur.
(b)We also recognized $16 million of tax benefit due to share settlements occurring in 2024.
EMPLOYEE PLANS
The Company sponsors several stock compensation programs under the AIG Long Term Incentive Plan (LTIP) (as amended) and its predecessor plan from which performance share units (PSUs), restricted stock units (RSUs), stock options and deferred stock units (DSUs) (collectively units) are issued. In addition, off-cycle grants are made from time to time during the year generally as sign-on awards to new hires or as a result of a change in employee status. The LTIP is governed by the AIG 2021 Omnibus Incentive Plan (2021 Omnibus Plan), which was adopted at the annual shareholders’ meeting in May 2021, replacing the AIG 2013 Omnibus Incentive Plan (2013 Plan).
Our share-settled awards are settled with previously acquired shares held in AIG’s treasury.
AIG Omnibus Incentive Plan
The 2021 Omnibus Plan provided for the grants of share-based awards to our employees and non-employee directors. The total number of shares granted under the 2021 Plan (the reserve) was the sum of 1) 8.1 million shares of AIG Common Stock, plus 2) the number of authorized shares that remained available for issuance under the 2013 Plan when the 2021 Omnibus Plan became effective, plus 3) the number of shares of AIG Common Stock relating to outstanding awards under the 2013 Plan at the time the 2021 Omnibus Plan became effective that subsequently were forfeited, expired, terminated or otherwise lapse or are settled in cash. Each share-based unit granted under the Omnibus Plan reduces the number of shares available for future grants by one share. However, shares with respect to awards that are forfeited, expired or settled for cash are returned to the reserve. As of December 31, 2024, 23,168,953 shares are available for future grants.
AIG Long Term Incentive Plan
Long-Term Incentive (LTI) Awards
The LTIP provides for an annual award to certain employees, including our senior executive officers and other highly compensated employees that may be comprised of a combination of one or more of the following units: PSUs, RSUs or stock options.
The number of PSUs issued on the grant date (the target) provides the opportunity for LTIP participants (usually senior management) to receive shares of AIG Common Stock based on AIG achieving specified performance goals at the end of a three-year performance period. These performance goals are pre-established by AIG’s Compensation and Management Resources Committee (CMRC) for each annual grant and may differ from year to year. The actual number of PSUs earned can vary from zero to 200 percent of the target for the 2024, 2023 and 2022 LTI awards, depending on AIG’s performance relative to a specified peer group and/or the outcome of pre-established financial goals, as applicable.

176	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 19. Share-Based Compensation Plans

RSUs and stock options are earned based solely on continued service by the participant. In addition, PSUs and RSUs accrue dividend equivalent rights (DERs) during the specified service period as AIG’s dividends are declared. These DERs are settled in cash only if the underlying units’ vesting conditions are met.
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
The following table presents the assumptions used to estimate the fair value of PSUs that vest based on AIG’s TSR:

	2024	2023	2022
Expected dividend yield(a)	—%	—%	—%
Expected volatility(b)	28.72%	37.98%	47.60%
Risk-free interest rate(c)	4.36%	4.42%	1.71%
(a)The award agreement provides that TSR for AIG and each member of the Peer Group will be calculated assuming dividends distributed are reinvested on the ex‑dividend date.
(b)We used the historical volatility over the most recent 2.86-year period for AIG and the members of the Peer Group, commensurate with the remaining Performance Period as of the valuation date.
(c)We converted the semi-annual zero-coupon U.S. Treasury rates as of the valuation date to continuously compounded rates. We then chose the continuously compounded risk-free rate that is commensurate with the length of the remaining performance period as of the valuation date and interpolated between the yields of the two-year and the three-year continuously compounded rates to determine the yield.
The following table summarizes outstanding share-settled LTI awards(a):

	Number of Units				Weighted Average Grant-Date Fair Value
Year Ended December 31, 2024(b)	2024 LTI	2023 LTI	2022 LTI	2021 LTI	2024 LTI	2023 LTI	2022 LTI	2021 LTI
Unvested, beginning of year	—	1,734,969	1,108,153	1,727,851	$—	$60.02	$61.95	$45.08
Granted	2,140,298	—	—	—	68.31	—	—	—
Vested(c)	(675,495)	(652,758)	(743,117)	(1,721,506)	68.27	59.86	62.13	45.08
Forfeited	(99,414)	(111,860)	(55,994)	(6,345)	68.19	59.89	65.07	44.10
Unvested, end of year(d)	1,365,389	970,351	309,042	—	$68.34	$60.14	$60.94	$—
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
(d)At December 31, 2024, the total unrecognized compensation cost for outstanding RSUs and PSUs was $96 million and the weighted-average and expected period of years over which that cost is expected to be recognized are 1.00 year and 2.25 years.
Stock Options
Stock options were issued as part of the 2024, 2023 and 2022 LTI awards, and to certain newly hired senior executives in 2017 and 2018. Option awards are generally granted with an exercise price equal to the market price of the company’s stock on the grant date and are exercisable up to 10 years from the date of grant, or 3 years from the date of an involuntary termination or the option's expiration date, if earlier. The fair value of the options was estimated on the grant date using the Black-Scholes model for the time-vesting options, and a Monte Carlo simulation for the hurdle-vesting options.

AIG | 2024 Form 10-K	177

ITEM 8 | Notes to Consolidated Financial Statements | 19. Share-Based Compensation Plans

The following weighted-average assumptions were used for stock options granted:

	2024		2023		2022
Expected annual dividend yield(a)	2.11%		2.14%		2.08%
Expected volatility(b)	25.27%		25.17%		32.13%
Risk-free interest rate(c)	4.21%		4.06%		1.92%
Expected term(d)	6.00	years	6.00	years	6.00	years
(a)The dividend yield is the last dividend from Bloomberg times 4 divided by stock price based on Bloomberg Professional service as of the valuation date.
(b)The expected volatility is based on the implied volatility of 24 months stock option estimated by the Bloomberg Professional service as of the valuation date.
(c)We converted the semi-annual zero-coupon U.S. Treasury rates as of the valuation date to continuously compounded rates. We then chose the continuously compounded risk-free rate that is commensurate with the length of the remaining performance period as of the valuation date and interpolated between the yields of the two-year and the three-year continuously compounded rates to determine the yield.
(d)The contractual term is 10 years from the date of grant.
The following table provides a rollforward of stock option activity:

As of or for the Year Ended December 31, 2024	Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Values (in millions)
Outstanding, beginning of year	12,295,661	$50.69	6.81
Granted	1,080,790	68.19
Exercised	(3,071,453)	52.62
Forfeited or expired	(1,287,410)	62.82
Outstanding, end of year	9,017,588	$50.40	6.61	$202
Exercisable, end of year	7,263,927	$46.94	5.87	$188
The weighted average grant-date fair value of stock options granted during 2024, 2023 and 2022 was $12.51, $11.43 and $10.77, respectively. As of December 31, 2024, we recognized $18 million of expense, while $13 million was unrecognized and is expected to be amortized up to 2.25 years. We received $162 million in cash from the exercise of stock options during 2024.
Other RSU Grants
The Company may issue time-vesting RSUs for various reasons including, as a sign-on bonus, retention grant or replacement award in an acquisition. Vesting for these awards ranges from 1 to 5 years and is contingent on continuous service.
The following table summarizes outstanding share-settled Other RSU grants.

	Number of Units			Weighted Average Grant-Date Fair Value
Years Ended December 31,	2024	2023	2022	2024	2023	2022
Unvested, beginning of year	1,361,714	1,488,248	728,340	$57.79	$54.77	$42.82
Granted	241,536	208,641	1,070,458	73.78	62.42	60.16
Vested	(264,588)	(252,635)	(290,037)	52.82	49.42	44.59
Forfeited	(20,382)	(82,540)	(20,513)	64.03	40.70	55.89
Unvested, end of year	1,318,280	1,361,714	1,488,248	$61.62	$57.79	$54.77
We recognized $29 million of expense related to these RSU grants in 2024. Total unrecognized compensation cost related to these grants was $42 million and the weighted-average and expected period of years over which that cost is expected to be recognized are 1.09 years and 4.25 years at December 31, 2024.
NON-EMPLOYEE PLAN
Our non-employee directors, who serve on our Board of Directors, receive share-based compensation in the form of fully vested DSUs with delivery deferred until retirement from the Board of Directors. DSUs granted in 2024, 2023 and 2022 accrue dividend equivalents in the form of additional DSUs equal to the amount of any regular quarterly dividend that would have been paid by AIG if the shares of AIG Common Stock underlying the DSUs had been outstanding. In 2024, 2023 and 2022, we granted to non-employee directors 33,940, 47,344 and 46,273 DSUs, respectively, and recognized expense of $2.6 million, $2.6 million and $2.7 million, respectively.

178	AIG | 2024 Form 10-K

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
Postretirement benefits are offered in certain non-U.S. countries and vary by geographic location.
The following table presents the funded status of the plans reconciled to the amount reported in the Consolidated Balance Sheets.

As of or for the Years Ended	Pension				Postretirement
December 31,	U.S. Plans(a)		Non-U.S. Plans(a)		U.S. Plans		Non-U.S. Plans
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Change in projected benefit obligation:
Benefit obligation, beginning of year	$3,301	$3,475	$804	$810	$97	$99	$31	$32
Service cost	4	5	14	16	—	—	—	—
Interest cost	154	168	20	20	4	5	2	2
Actuarial (gain) loss(b)	(200)	75	14	(8)	(4)	3	—	(2)
Benefits paid:
AIG assets	(17)	(16)	(9)	(10)	(10)	(10)	(1)	(1)
Plan assets	(280)	(171)	(28)	(31)	—	—	—	—
Plan amendment	—	—	1	(1)	—	—	—	—
Settlements	—	(234)	(9)	(1)	—	—	—	—
Foreign exchange effect	—	—	(60)	9	—	—	(2)	—
Other	—	(1)	—	—	—	—	—	—
Projected benefit obligation, end of year	$2,962	$3,301	$747	$804	$87	$97	$30	$31

AIG | 2024 Form 10-K	179

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

As of or for the Years Ended	Pension				Postretirement
December 31,	U.S. Plans(a)		Non-U.S. Plans(a)		U.S. Plans		Non-U.S. Plans
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Change in plan assets:
Fair value of plan assets, beginning of year	$3,228	$3,345	$734	$709	$—	$—	$—	$—
Actual return on plan assets, net of expenses	28	288	35	15	—	—	—	—
AIG contributions	17	16	42	47	10	10	1	1
Benefits paid:
AIG assets	(17)	(16)	(9)	(10)	(10)	(10)	(1)	(1)
Plan assets	(280)	(171)	(28)	(31)	—	—	—	—
Settlements	—	(234)	(9)	(1)	—	—	—	—
Foreign exchange effect	—	—	(61)	5	—	—	—	—
Fair value of plan assets, end of year	$2,976	$3,228	$704	$734	$—	$—	$—	$—
Funded status, end of year	$14	$(73)	$(43)	$(70)	$(87)	$(97)	$(30)	$(31)
Amounts recognized in the balance sheet:
Assets	$184	$110	$122	$97	$—	$—	$—	$—
Liabilities	(170)	(183)	(165)	(167)	(87)	(97)	(30)	(31)
Total amounts recognized	$14	$(73)	$(43)	$(70)	$(87)	$(97)	$(30)	$(31)
Pre-tax amounts recognized in AOCI:
Net gain (loss)	$(1,082)	$(1,142)	$(72)	$(79)	$28	$28	$21	$23
Prior service (cost) credit	—	—	(18)	(21)	—	—	—	1
Total amounts recognized	$(1,082)	$(1,142)	$(90)	$(100)	$28	$28	$21	$24
(a)Includes non-qualified unfunded plans of which the aggregate projected benefit obligation was $170 million and $184 million for the U.S. at December 31, 2024 and 2023, respectively, and $139 million and $140 million for the non-U.S. at December 31, 2024 and 2023, respectively.
(b)The primary reason for the significant gain in 2024 is due to a change in the discount rate for the U.S. AIG Retirement Plan.
The following table presents the accumulated benefit obligations for U.S. and non-U.S. pension benefit plans:

At December 31,
(in millions)	2024	2023
U.S. pension benefit plans	$2,962	$3,301
Non-U.S. pension benefit plans	$735	$792
Defined benefit plan obligations in which the projected benefit obligation (PBO) was in excess of the related plan assets and the accumulated benefit obligation (ABO) was in excess of the related plan assets were as follows:

At December 31,	PBO Exceeds Fair Value of Plan Assets				ABO Exceeds Fair Value of Plan Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Projected benefit obligation	$170	$184	$287	$287	$—	$—	$—	$—
Accumulated benefit obligation	—	—	—	—	170	184	245	245
Fair value of plan assets	—	—	91	88	—	—	91	88

180	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

Years Ended December 31,	Pension						Postretirement
	U.S. Plans			Non-U.S. Plans			U.S. Plans			Non-U.S. Plans
(in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost:
Service cost*	$4	$5	$6	$14	$16	$18	$—	$—	$1	$—	$—	$—
Interest cost	154	168	109	20	20	9	4	5	3	2	2	1
Expected return on assets	(201)	(193)	(213)	(19)	(21)	(16)	—	—	—	—	—	—
Amortization of prior service cost (credit)	—	—	—	2	3	3	—	—	—	(1)	(1)	(1)
Amortization of net (gain) loss	33	33	24	2	2	4	(4)	(5)	—	(2)	(3)	(1)
Net periodic benefit cost (credit)	$(10)	$13	$(74)	$19	$20	$18	$—	$—	$4	$(1)	$(2)	$(1)
Settlement loss	—	71	59	1	—	—	—	—	—	—	—	—
Net benefit cost (credit)	$(10)	$84	$(15)	$20	$20	$18	$—	$—	$4	$(1)	$(2)	$(1)
Total recognized in AOCI	$60	$137	$(117)	$11	$6	$54	$(1)	$(8)	$33	$(2)	$(2)	$13
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$70	$53	$(102)	$(9)	$(14)	$36	$(1)	$(8)	$29	$(1)	$—	$14
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
A 100 basis point increase in the expected long-term rate of return would decrease the 2025 pension expense by approximately $35 million with all other items remaining the same. A 100 basis point increase in the discount rate would increase the 2025 pension expense by approximately $2 million. Conversely, a 100 basis point decrease in the discount rate would decrease the 2024 pension expense by approximately $3 million while a 100 basis point decrease in the expected long-term rate of return would increase the 2025 pension expense by approximately $35 million, with all other items remaining the same.
ASSUMPTIONS
The following table summarizes the weighted average assumptions used to determine the benefit obligations:

	Pension				Postretirement
	U.S. Plans		Non-U.S. Plans(a)		U.S. Plans	Non-U.S. Plans(a)
December 31, 2024
Discount rate	5.57%		2.87%		5.53%	4.97%
Interest crediting rate	4.37%		1.36%	(b)	N/A	N/A
Rate of compensation increase	N/A	(c)	2.43%		N/A	N/A
December 31, 2023
Discount rate	4.98%		2.85%		4.97%	5.37%
Interest crediting rate	4.94%		1.40%	(b)	N/A	N/A
Rate of compensation increase	N/A	(c)	2.42%		N/A	N/A
(a)The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.
(b)Represents the weighted average interest crediting rate of non-U.S. cash balance plans primarily in Japan and Switzerland.
(c)Compensation increases are no longer applicable as the plan is frozen effective January 1, 2016.

AIG | 2024 Form 10-K	181

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

The following table summarizes assumed health care cost trend rates for the U.S. plans:

At December 31,	2024	2023
Following year:
Medical (before age 65)	—%	5.78%
Medical (age 65 and older)	6.67%	4.93%
Ultimate rate to which cost increase is assumed to decline	4.00%	4.00%
Year in which the ultimate trend rate is reached:
Medical (before age 65)	2048	2046
Medical (age 65 and older)	2048	2046
The following table presents the weighted average assumptions used to determine the net periodic benefit costs:

	Pension			Postretirement
	U.S. Plans	Non-U.S. Plans(a)		U.S. Plans	Non-U.S. Plans(a)
For the Year Ended December 31, 2024
Discount rate	4.98%	2.85%		4.96%	5.37%
Interest crediting rate	4.94%	1.40%	(b)	N/A	N/A
Rate of compensation increase	N/A	2.42%		N/A	N/A
Expected return on assets	6.50%	2.77%		N/A	N/A
For the Year Ended December 31, 2023
Discount rate	5.22%	2.51%		5.19%	5.23%
Interest crediting rate	4.02%	1.07%	(b)	—%	N/A
Rate of compensation increase	N/A	2.38%		N/A	N/A
Expected return on assets	6.25%	2.67%		—%	N/A
For the Year Ended December 31, 2022
Discount rate	2.75%	1.09%		2.87%	2.89%
Interest crediting rate	2.06%	0.70%	(b)	N/A	N/A
Rate of compensation increase	N/A	2.40%		N/A	N/A
Expected return on assets	4.65%	1.84%		N/A	N/A
(a)The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.
(b)Represents the weighted average interest crediting rate of non-U.S. cash balance plans primarily in Japan and Switzerland.
Discount Rate Methodology
The projected benefit cash flows under the U.S. AIG Retirement Plan were discounted using the spot rates derived from the Mercer U.S. Pension Discount Yield Curve (Mercer Yield Curve) at December 31, 2024 and 2023, which resulted in a single discount rate that would produce the same liability at the respective measurement dates. The discount rates were 5.57 percent at December 31, 2024 and 4.98 percent at December 31, 2023. The methodology was consistently applied for the respective years in determining the discount rates for the other U.S. pension plans.
In general, the discount rates for the non-U.S. plans were developed using a similar methodology to the U.S. AIG Retirement Plan, by using country-specific Mercer Yield Curves.
The projected benefit obligation for AIG’s Japan pension plans represents approximately 50 percent and 54 percent of the total projected benefit obligations for our non-U.S. pension plans at December 31, 2024 and 2023, respectively. The weighted average discount rate of 1.81 percent and 1.48 percent at December 31, 2024 and 2023, respectively, was selected by reference to the Mercer Yield Curve for Japan.
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
There were no shares of AIG Common Stock included in the U.S. and non-U.S. pension plans assets at December 31, 2024 or 2023.

182	AIG | 2024 Form 10-K

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
The following table presents the asset allocation percentage by major asset class for the U.S. qualified plan and the target allocation for 2025 based on the plan’s funded status at December 31, 2024:

At December 31,	Target 2025	Actual 2024	Actual 2023
Asset class:
Equity securities	9%	13%	8%
Fixed maturity securities	80	72	77
Other investments	11	15	15
Total	100%	100%	100%
The expected weighted average long-term rate of return for the plan was 6.50 percent and 6.25 percent for 2024 and 2023, respectively. The expected weighted average rate of return is an aggregation of expected returns within each asset class category, weighted for the investment mix of the assets. The combination of the expected asset return and any contributions made by us are expected to maintain the plan’s ability to meet all required benefit obligations. The expected asset return for each asset class was developed based on an approach that considers key fundamental drivers of the asset class returns in addition to historical returns, current market conditions, asset volatility and the expectations for future market returns.
Non-U.S. Pension Plans
The assets of the non-U.S. pension plans are held in various trusts in multiple countries and are invested primarily in equities and fixed maturity securities to maximize the long-term return on assets for a given level of risk.
The following table presents the asset allocation percentage by major asset class for non-U.S. pension plans and the target allocation:

At December 31,	Target 2025	Actual 2024	Actual 2023
Asset class:
Equity securities	20%	20%	19%
Fixed maturity securities	58	47	45
Other investments	18	24	21
Cash and cash equivalents	4	9	15
Total	100%	100%	100%
The assets of AIG’s Japan pension plans represent approximately 66 percent and 67 percent of total non-U.S. pension plan assets at December 31, 2024 and 2023, respectively. The expected long-term rate of return was 1.85 percent for both 2024 and 2023, and is evaluated by the Japanese Pension Investment Committee on a quarterly and annual basis along with various investment managers and is revised to achieve the optimal allocation to meet targeted funding levels if necessary. In addition, the funding policy is revised in accordance with local regulation every five years.
The expected weighted average long-term rate of return for all our non-U.S. pension plans was 2.77 percent and 2.67 percent for the years ended December 31, 2024 and 2023, respectively. It is an aggregation of expected returns within each asset class that was generally developed based on the building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns.

AIG | 2024 Form 10-K	183

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

	U.S. Plans				Non-U.S. Plans
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets:
Cash and cash equivalents	$52	$—	$—	$52	$66	$—	$—	$66
Equity securities:
U.S.(a)	163	—	—	163	—	—	—	—
International(b)	4	—	—	4	82	55	—	137
Fixed maturity securities:
U.S. investment grade(c)	22	1,996	5	2,023	—	—	—	—
International investment grade(c)	—	101	—	101	—	146	—	146
U.S. and international high yield(d)	—	(40)	—	(40)	—	185	—	185
Mortgage and other asset-backed securities	—	54	1	55	—	—	—	—
Other fixed maturity securities	—	9	—	9	—	—	—	—
Other investment types(e):
Futures	(7)	—	—	(7)	—	—	—	—
Insurance contracts	—	8	—	8	—	—	161	161
Mutual funds(f)	—	—	—	—	—	9	—	9
Total	$234	$2,128	$6	$2,368	$148	$395	$161	$704
December 31, 2023
Assets:
Cash and cash equivalents	$54	$—	$—	$54	$108	$—	$—	$108
Equity securities:
U.S.(a)	140	—	—	140	—	—	—	—
International(b)	4	—	—	4	104	35	—	139
Fixed maturity securities:
U.S. investment grade(c)	24	2,230	10	2,264	—	—	—	—
International investment grade(c)	—	125	—	125	—	138	—	138
U.S. and international high yield(d)	—	33	—	33	—	192	—	192
Mortgage and other asset-backed securities	—	59	1	60	—	—	—	—
Other fixed maturity securities	—	12	—	12	—	—	—	—
Other investment types(e):
Futures	10	—	—	10	—	—	—	—
Insurance contracts	—	9	—	9	—	—	138	138
Mutual funds(f)	—	—	—	—	—	19	—	19
Total	$232	$2,468	$11	$2,711	$212	$384	$138	$734
(a)Includes passive and active U.S. equity strategies.
(b)Includes passive and active international equity strategies.
(c)Includes investments in U.S. and non-U.S. government issued bonds, U.S. government agency or sponsored agency bonds, and investment grade corporate bonds.
(d)Consists primarily of investments in securities or debt obligations that have a rating below investment grade.
(e)Excludes investments that are measured at fair value using the NAV per share (or its equivalent), which totaled $608 million and $517 million at December 31, 2024 and 2023, respectively.
(f)Comprised of mutual fund investing in variety of equity, derivatives, and bonds.
The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we had no significant concentrations of risks at December 31, 2024.

184	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

Changes in Level 3 Fair Value Measurements
The following table presents changes in our U.S. and non-U.S. Level 3 plan assets measured at fair value:

December 31, 2024	Balance Beginning of year	Net Realized and Unrealized Gains (Losses)	Purchases	Sales	Issuances	Settlements	Transfers In	Transfers Out	Balance at End of Year	Changes in Unrealized Gains (Losses) on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) included in other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
(in millions)
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$10	$(1)	$—	$(3)	$—	$—	$—	$(1)	$5	$—	$—
Mortgage and other asset backed securities	1	—	—	—	—	—	—	—	1	—	—
Total	$11	$(1)	$—	$(3)	$—	$—	$—	$(1)	$6	$—	$—
Non-U.S. Plan Assets:
Insurance contracts	$138	$21	$2	$—	$—	$—	$—	$—	$161	$—	$—
Total	$138	$21	$2	$—	$—	$—	$—	$—	$161	$—	$—
December 31, 2023
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$10	$1	$—	$(1)	$—	$—	$—	$—	$10	$1	$—
Mortgage and other asset backed securities	5	—	—	(4)	—	—	—	—	1	1	—
Direct private equity	5	(5)	—	—	—	—	—	—	—	(5)	—
Total	$20	$(4)	$—	$(5)	$—	$—	$—	$—	$11	$(3)	$—
Non-U.S. Plan Assets:
Insurance contracts	$132	$6	$—	$—	$—	$—	$—	$—	$138	$—	$—
Total	$132	$6	$—	$—	$—	$—	$—	$—	$138	$—	$—
EXPECTED CASH FLOWS
Funding for the qualified plan ranges from the minimum amount required by ERISA to the maximum amount that would be deductible for U.S. tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible under the Internal Revenue Code. There are no minimum required cash contributions in 2024 for the U.S. AIG Retirement Plan. The non-qualified and postretirement plans’ benefit payments are deductible when paid to participants.
Our annual pension contribution in 2025 is expected to be approximately $53 million for our U.S. and non-U.S. pension plans. This estimate is subject to change, since contribution decisions are affected by various factors including our liquidity, market performance and management’s discretion.
The expected future benefit payments, net of participants’ contributions, with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement
(in millions)	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2025	$261	$39	$8	$1
2026	254	43	7	1
2027	262	44	7	2
2028	255	49	7	2
2029	259	47	7	2
2030-2034	1,138	235	32	9
DEFINED CONTRIBUTION PLANS
AIG Parent sponsors several defined contribution plans for U.S. employees that provide for pre-tax salary reduction contributions by employees. The most significant plan is the AIG Incentive Savings Plan (ISP), for which the matching contribution is 100 percent of the first 6% of a participant’s contributions, subject to the IRS-imposed limitations. Participants in the AIG ISP receive an additional fully vested, non-elective, non-discretionary contribution equal to 3% of the participant’s eligible compensation for the plan year, paid each pay period regardless of whether the participant currently contributes to the plan, and subject to the IRS-imposed limitations. Our pre-tax expenses associated with these plans were $87 million,$95 million and $100 million in 2024, 2023 and 2022, respectively.

AIG | 2024 Form 10-K	185

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
EFFECTIVE TAX RATE
The following table presents income (loss) from continuing operations before income tax expense (benefit) by U.S. and foreign location in which such pre-tax income (loss) was earned or incurred:

Years Ended December 31,
(in millions)	2024	2023	2022
U.S.	$1,818	$900	$1,950
Foreign	2,052	1,967	1,822
Total	$3,870	$2,867	$3,772
The following table presents the income tax expense (benefit) attributable to pre-tax income (loss) from continuing operations:

Years Ended December 31,
(in millions)	2024	2023	2022
Foreign and U.S. components of actual income tax expense (benefit):
U.S.:
Current	$283	$(246)	$(713)
Deferred	416	(110)	1,173
Foreign:
Current	374	422	261
Deferred	97	60	161
Total	$1,170	$126	$882

186	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 21. Income Taxes

Our actual income tax expense (benefit) from continuing operations differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

Years Ended December 31,	2024			2023			2022
(dollars in millions)	Pre-Tax Income (Loss)	Tax Expense (Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income (Loss)	Tax Expense (Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income (Loss)	Tax Expense (Benefit)	Percent of Pre-Tax Income (Loss)
U.S. federal income tax at statutory rate	$3,870	$813	21.0%	$2,867	$602	21.0%	$3,772	$792	21.0%
Adjustments:
Tax exempt interest		(8)	(0.2)		(14)	(0.5)		(18)	(0.5)
Uncertain tax positions(a)		17	0.4		169	5.9		(12)	(0.3)
Dispositions of subsidiaries(b)		(1)	—		(143)	(5.0)		—	—
Non-deductible transfer pricing charges		13	0.3		16	0.6		15	0.4
Effect of foreign operations(c)		110	2.8		176	6.1		150	4.0
Share-based compensation payments excess tax effect		(16)	(0.4)		(21)	(0.7)		(13)	(0.3)
State and local income taxes		26	0.7		23	0.8		(42)	(1.1)
Developments related to prior tax years under IRS review(a)		240	6.2		(467)	(16.3)		—	—
Other(d)		9	0.3		150	5.2		184	4.8
Valuation allowance(e)		(33)	(0.9)		(365)	(12.7)		(174)	(4.6)
Consolidated total amounts	$3,870	$1,170	30.2%	$2,867	$126	4.4%	$3,772	$882	23.4%
(a)2024 includes an update related to the estimated impact of potential resolution for prior tax years under IRS Appeals review. Refer to the Tax Examinations section below for further discussion on developments related to prior tax years under IRS review. For 2023, refer to the Accounting for Uncertainty in Income Taxes section below for further discussion on tax audit resolution activity.
(b)This primarily includes tax implications of the sales of Validus Re for year 2023.
(c)Effect of foreign operations is primarily related to income and losses in our foreign operations taxed at statutory tax rates different than 21 percent, and foreign income subject to U.S. taxation.
(d)Primarily includes tax charges associated with tax adjustments related to prior year returns.
(e)Primarily due to 2023 and 2022 reductions in valuation allowance related to AIG’s U.S. federal consolidated income tax group tax attribute carryforwards.
DEFERRED TAX ASSET
The following table presents the components of the net deferred tax assets (liabilities):

December 31,
(in millions)	2024	2023
Deferred tax assets:
Losses and tax credit carryforwards	$4,636	$5,655
Basis differences on investments	30	75
Accruals not currently deductible, and other	150	273
Investments in foreign subsidiaries	19	16
Loss reserve discount	443	424
Loan loss and other reserves	37	51
Unearned premium reserve reduction	46	87
Fixed assets and intangible assets	293	159
Unrealized losses related to available for sale debt securities	618	783
Employee benefits	192	271
Other	39	156
Total deferred tax assets	6,503	7,950
Deferred tax liabilities:
Deferred policy acquisition costs	(278)	(316)
Life policy reserves	(45)	(49)
Total deferred tax liabilities	(323)	(365)
Net deferred tax assets before valuation allowance	6,180	7,585
Valuation allowance	(1,650)	(1,746)
Net deferred tax assets (liabilities)	$4,530	$5,839

AIG | 2024 Form 10-K	187

ITEM 8 | Notes to Consolidated Financial Statements | 21. Income Taxes

The following table presents AIG's U.S. consolidated federal income tax group tax losses and credits carryforwards.

December 31, 2024		Tax	Carryforward Period Ending Tax Year(b)				Unlimited Carryforward Period and Carryforward Periods(b)
(in millions)	Gross	Effected	2028	2029	2030	2031	2032 - After
Net operating loss carryforwards	$18,046	$3,790	$1,836	$178	$—	$930	$846
Other carryforwards		—	—	—	—	—	—
Total AIG U.S. consolidated federal income tax group tax losses and credits carryforwards on a U.S. GAAP basis(a)		$3,790	$1,836	$178	$—	$930	$846
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
During the fourth quarter, taxable income projections were updated to reflect the latest projections of income for our insurance and non-insurance companies, 2024 transactions, and projections of taxable income generated from prudent and feasible tax planning strategies. Given there is a shorter carryforward period to utilize remaining net operating losses, we continue to consider multiple data points and stresses. Additionally, significant market volatility continues to impact actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the net operating losses and foreign tax credit carryforwards, we have considered forecasts of future income for each of our businesses, including assumptions about future macroeconomic and AIG-specific conditions and events, and any impact these conditions and events may have on our prudent and feasible tax planning strategies. We also subjected the forecasts to a variety of stresses of key assumptions and evaluated the effect on tax attribute utilization.
After factoring in multiple data points and assessing the relative weight of all positive and negative evidence, we concluded that a valuation allowance of $300 million should remain on a portion of AIG's U.S. federal consolidated income tax group tax attribute carryforwards that are not more likely than not to be realized. Accordingly, during the year ended December 31, 2024, we recorded no change in valuation allowance.
For the year ended December 31, 2024, recent changes in market conditions, including changes in interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of our general insurance and non-insurance companies, resulting in a decrease to deferred tax assets related to net unrealized tax capital losses. The deferred tax assets relate to the unrealized tax capital losses for which the carryforward period has not yet begun. As of December 31, 2024, based on all available evidence, we concluded that a valuation allowance of $509 million is necessary on deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized. For the year ended December 31, 2024, we recorded a decrease in valuation allowance of $41 million associated with the unrealized tax capital losses in AIG's available for sale securities portfolio. The valuation allowance decrease was allocated to other comprehensive income.
For the year ended December 31, 2024, we recognized a net $31 million decrease in deferred tax asset valuation allowance associated with certain foreign and state jurisdictions.
The following table presents the net deferred tax assets (liabilities) at December 31, 2024 and 2023 on a U.S. GAAP basis:

December 31,
(in millions)	2024	2023
Net U.S. deferred tax assets	$4,922	$5,992
Net deferred tax assets (liabilities) in AOCI	421	509
Valuation allowance	(798)	(840)
Subtotal	4,545	5,661
Net foreign, state and local deferred tax assets	1,263	1,431
Valuation allowance	(852)	(906)
Subtotal	411	525
Subtotal - Net U.S., foreign, state and local deferred tax assets	4,956	6,186
Net foreign, state and local deferred tax liabilities	(426)	(347)
Total AIG net deferred tax assets (liabilities)	$4,530	$5,839

188	AIG | 2024 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 21. Income Taxes

TAX EXAMINATIONS
We are currently under examination by the IRS for the tax years 2011 through 2019. We continue to engage in the IRS Appeals process for certain disagreed issues related to tax years 2007-2010. These tax years are still subject to ongoing computational review by IRS Appeals.
Listed below are the tax years that remain subject to examination by major tax jurisdictions:

At December 31, 2024	Open Tax Years
Major Tax Jurisdiction
United States	2007-2023
Australia	2020-2023
Canada	2020-2023
France	2022-2023
Japan	2018-2023
Korea	2019-2023
Singapore	2020-2023
United Kingdom	2022-2023
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
The following table presents a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, excluding interest and penalties:

Years Ended December 31,
(in millions)	2024	2023	2022
Gross unrecognized tax benefits, beginning of year	$1,387	$1,191	$1,157
Increases in tax positions for prior years	3	200	29
Decreases in tax positions for prior years	(20)	(4)	(33)
Increases in tax positions for current year	15	—	59
Lapse in statute of limitations	(1)	—	(21)
Gross unrecognized tax benefits, end of year	$1,384	$1,387	$1,191
The activity in unrecognized tax benefits for the year ended December 31, 2023 is primarily attributable to the potential resolution of an IRS audit matter. There was no significant activity in unrecognized tax benefits for the years ended December 31, 2024 and December 31, 2022.
At December 31, 2024 and 2023 and 2022, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.4 billion, $1.4 billion and $1.2 billion, respectively. Unrecognized tax benefits that would not affect the effective tax rate generally relate to such factors as the timing, rather than the permissibility of the deduction.
Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2024, 2023 and 2022, we had accrued liabilities of $53 million, $52 million and $63 million, respectively for the payment of interest (net of the federal benefit) and penalties. For the years ended December 31, 2024, 2023, and 2022, we accrued expense (benefit) of $1 million, $(11) million, and $(2) million, respectively, for the payment of interest and penalties. There was no significant activity in interest and penalties related to unrecognized tax benefit for the years 2024, 2023 or 2022.
Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

AIG | 2024 Form 10-K	189

ITEM 8 | Notes to Consolidated Financial Statements | 22. Quarterly Financial Information (Unaudited)

22. Quarterly Financial Information (Unaudited)
During the second quarter of 2024, AIG met the requirements for the deconsolidation of Corebridge and Corebridge to be presented as discontinued operations. The results of operations of Corebridge are reported as discontinued operations for all periods presented in the Consolidated Statements of Income (Loss). The financial information for the quarterly periods has been restated to reflect Corebridge as discontinued operations. For further details, see Note 4.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
(dollars in millions, except per common share data)	2024	2023	2024	2023	2024	2023	2024	2023
Total revenues	$6,763	$6,709	$6,560	$7,436	$6,751	$7,267	$7,177	$6,526
Net income from continuing operations	797	337	475	841	481	701	947	862
Income (loss) from discontinued operations, net of income taxes	803	(424)	(4,359)	850	(24)	2,046	(46)	(1,335)
Net income (loss)	1,600	(87)	(3,884)	1,691	457	2,747	901	(473)
Net income (loss) attributable to AIG	1,216	30	(3,977)	1,493	459	2,027	898	93
Net income (loss) attributable to AIG common shareholders	1,194	23	(3,977)	1,485	459	2,020	898	86
Income per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$1.14	$0.45	$0.72	$1.15	$0.75	$0.97	$1.53	$1.22
Income (loss) from discontinuing operations	$0.61	$(0.42)	$(6.74)	$0.90	$(0.03)	$1.86	$(0.08)	$(1.10)
Diluted:
Income from continuing operations	$1.13	$0.44	$0.71	$1.14	$0.74	$0.97	$1.51	$1.21
Income (loss) from discontinuing operations	$0.61	$(0.41)	$(6.67)	$0.89	$(0.03)	$1.84	$(0.08)	$(1.09)
Weighted average shares outstanding:
Basic	682,576,848	738,661,428	661,092,967	725,754,549	641,621,768	712,598,496	620,940,268	701,485,716
Diluted	687,961,518	744,099,186	666,955,168	730,547,112	647,365,442	718,727,312	627,289,135	708,033,686

23. Subsequent Events
CALIFORNIA WILDFIRES
In January 2025, wildfires impacted parts of southern California resulting in damage to commercial and residential structures. While too early to determine the full impact of these wildfires, we estimate the net loss for AIG to be approximately $500 million, before consideration of reinstatement premiums and barring any unforeseen additional developments.

190	AIG | 2024 Form 10-K

Part II
ITEM 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by AIG management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2024. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
AIG management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
AIG management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control – Integrated Framework issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AIG | 2024 Form 10-K	191

ITEM 9B | Other Information
Our officers and directors (as defined in Rule 16a-1 under the Exchange Act) may, with our Board of Directors' approval, enter into plans for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Other than as described below, during the three months ended December 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
•Peter Zaffino, our Chairman & CEO, entered into a new trading plan on November 7, 2024. The plan’s maximum duration is until March 1, 2026, and the first trade may not occur prior to February 18, 2025, at the earliest. The trading plan is intended to permit Mr. Zaffino to exercise up to 325,000 stock options and immediately sell the acquired shares.
The Rule 10b5-1 trading arrangement described above was adopted and precleared in accordance with AIG’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC.

ITEM 9C | Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

192	AIG | 2024 Form 10-K

Part III
ITEM 10 | Directors, Executive Officers and Corporate Governance
Other information required by Items 10, 11, 12, 13 and 14 of this Form 10-K but not included herein is incorporated by reference from the definitive proxy statement for AIG’s 2025 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Our Executive Officers

Name	Current Title and Other Business Experience Since 2020

Peter Zaffino Age: 58 Served as an executive officer since 2017
•Chairman, President & Chief Executive Officer (since 2022)
•President (since 2020) and Chief Executive Officer (since 2021)
•Executive Vice President & Global Chief Operating Officer and Chief Executive Officer, General Insurance (2017-2019)
•Executive Vice President & Global Chief Operating Officer (2017-2021)

Don Bailey Age: 59 Served as an executive officer since 2023
•Executive Vice President and Chief Executive Officer, North America Insurance (since 2024)
•Executive Vice President, Global Head of Distribution and Field Operations (2023)
•Partner, Bristlecone Partners (2017-2023)

Ed Dandridge Age: 60 Served as an executive officer since 2023	•Executive Vice President and Chief Marketing & Communications Officer (since 2023) •President, ScaleWith (2023) •Senior Vice President, Chief Communications Officer, Boeing (2020-2022)

Christopher Flatt Age: 56 Served as an executive officer since 2025	•Executive Vice President, Global Chief Underwriting Officer (since 2025)

Charlie Fry Age: 52 Served as an executive officer since 2022	•Executive Vice President, Reinsurance and Risk Capital Optimization (since 2022) •Chief Executive Officer of Acacia Holdings Ltd. (2020-2022)

Rose Marie Glazer Age: 58 Served as an executive officer since 2022
•Executive Vice President, General Counsel (since 2024)
•Executive Vice President, General Counsel and Interim Chief Human Resources & Diversity Officer (2023-2024)
•Executive Vice President, Chief Human Resources & Diversity Officer (2023)
•Executive Vice President, Chief Human Resources Officer (2022)
•Executive Vice President, Chief Human Resources Officer & Corporate Secretary (2022)
•Senior Vice President, Deputy General Counsel & Corporate Secretary (2019-2021)

Jon Hancock Age: 59 Served as an executive officer since 2024
•Executive Vice President, Chief Executive Officer, International Commercial and Global Personal Insurance (since 2025)
•Executive Vice President, Chief Executive Officer, International Insurance (2024-2025)
•Chief Executive Officer, International General Insurance (2020-2023)

Kelly Lafnitzegger Age: 58 Served as an executive officer since 2024	•Executive Vice President, Chief Human Resources Officer (since 2024) •Company Officer, General Electric (1989-2024)

Roshan Navagamuwa Age: 47 Served as an executive officer since 2024	•Executive Vice President, Chief Information Officer (since 2024) •Executive Vice President and Chief Information Officer, CVS Health (2012-2023)

AIG | 2024 Form 10-K	193

Name	Current Title and Other Business Experience Since 2020

Chris Schaper Age: 60 Served as an executive officer since 2023
•Executive Vice President, Chief Risk Officer (since 2024)
•Executive Vice President, Global Chief Underwriting Officer and Interim Chief Risk Officer (2023-2024)
•Senior Vice President, General Insurance and Chief Executive Officer, AIG Re (2019-2023)

Melissa Twiningdavis Age: 55 Served as an executive officer since 2024	•Executive Vice President, Chief Administrative Officer (since 2024) •Senior Managing Director, Accenture (2022-2024) •Division President, Precision Castparts (2018-2022)

Claude Wade Age: 57 Served as an executive officer since 2021
•Executive Vice President, Chief Digital Officer and Global Head of Business Operations (since 2023)
•Executive Vice President, Global Head of Operations & Shared Services and Chief Digital Officer (2021-2023)
•Head of Client Experience & Atlanta Innovation Hub Leader, BlackRock Inc. (2017-2021)

Keith Walsh Age: 50 Served as an executive officer since 2024	•Executive Vice President, Chief Financial Officer (since 2024) •Executive Vice President, Chief Financial Officer, Marsh & McLennan Companies (2017-2024)

Insider Trading Policies and Procedures
We have insider trading policies and procedures that govern the purchase, sale and other dispositions of our securities by our directors, officers and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11 | Executive Compensation
See Item 10 herein.

ITEM 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See Item 10 herein.

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence
See Item 10 herein.

ITEM 14 | Principal Accountant Fees and Services
See Item 10 herein.

194	AIG | 2024 Form 10-K

Part IV
ITEM 15 | Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedules. See accompanying Index to Financial Statements.
Exhibit Index

Exhibit Number	Description	Location

3	Articles of incorporation and by laws
3(i)	Amended and Restated Certificate of Incorporation of AIG, amended and restated May 15, 2024	Incorporated by reference to Exhibit 3.3 to AIG’s Current Report on Form 8-K, filed with the SEC on May 17, 2024 (File No. 1-8787).
3(ii)	AIG By-laws, amended and restated December 9, 2020	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 9, 2020 (File No. 1-8787).
3(iii)	American International Group, Inc. Certificate of Elimination of the Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K, filed with the SEC on May 17, 2024 (File No. 1-8787).
3(iv)	American International Group, Inc. Certificate of Elimination of the Series A 5.85% Non-Cumulative Perpetual Preferred Stock	Incorporated by reference to Exhibit 3.2 to AIG’s Current Report on Form 8-K, filed with the SEC on May 17, 2024 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures	Certain instruments defining the rights of holders of long-term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.
	(1) Description of Registrant’s Securities	Filed herewith.
	(2) Forty-Second Supplemental Indenture, dated March 27, 2023, between AIG and The Bank of New York Mellon, as Trustee, relating to the 5.125% Notes due 2033 (2033 Notes)	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K, filed with the SEC on March 27, 2023 (File No. 1-8787).
	(3) Form of the 2033 Notes (included in Exhibit 4.2)	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K, filed with the SEC on March 27, 2023 (File No. 1-8787).
	(4) Forty-Third Supplemental Indenture, dated November 27, 2024, between AIG and The Bank of New York Mellon, as Trustee, relating to the 2028 Notes	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K, filed with the SEC on November 27, 2024 (File No. 1-8787).
	(5) Forty-Fourth Supplemental Indenture, dated November 27, 2024, between AIG and The Bank of New York Mellon, as Trustee, relating to the 2029 Notes	Incorporated by reference to Exhibit 4.2 to AIG's Current Report on Form 8-K, filed with the SEC on November 27, 2024 (File No. 1-8787).
	(6) Forty-Fifth Supplemental Indenture, dated November 27, 2024, between AIG and The Bank of New York Mellon, as Trustee, relating to the 2034 Notes	Incorporated by reference to Exhibit 4.3 to AIG's Current Report on Form 8-K, filed with the SEC on November 27, 2024 (File No. 1-8787).
	(7) Form of the 2028 Notes (included in Exhibit 4.4)	Incorporated by reference to Exhibit 4.4 to AIG's Current Report on Form 8-K, filed with the SEC on November 27, 2024 (File No. 1-8787).
	(8) Form of the 2029 Notes (included in Exhibit 4.5)	Incorporated by reference to Exhibit 4.5 to AIG's Current Report on Form 8-K, filed with the SEC on November 27, 2024 (File No. 1-8787).
	(9) Form of the 2034 Notes (included in Exhibit 4.6)	Incorporated by reference to Exhibit 4.6 to AIG's Current Report on Form 8-K, filed with the SEC on November 27, 2024 (File No. 1-8787).
10	Material contracts
	(1) American International Group, Inc. 2010 Stock Incentive Plan*	Incorporated by reference to Appendix B in AIG’s Definitive Proxy Statement, dated April 12, 2010 (Filed No. 1-8787).
	(2) AIG 2010 Stock Incentive Plan Non-Employee Director Deferred Stock Units (DSU) Award Agreement*	Incorporated by reference to Exhibit 10.14 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-8787).
	(3) Executive Officer Form of Release and Restrictive Covenant Agreement*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-8787).

AIG | 2024 Form 10-K	195

Exhibit Number	Description	Location

(4) Master Transaction Agreement, dated as of April 19, 2011, by and among American Home Assurance Company, Chartis Casualty Company (f/k/a American International South Insurance Company), Chartis Property Casualty Company (f/k/a AIG Casualty Company), Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company, The Insurance Company of the State of Pennsylvania, Chartis Select Insurance Company (f/k/a AIG Excess Liability Insurance Company Ltd.), Chartis Specialty Insurance Company (f/k/a American International Specialty Lines Insurance Company), Landmark Insurance Company, Lexington Insurance Company, AIU Insurance Company, American International Reinsurance Company, Ltd. and American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and Chartis Overseas Limited acting as members of the Chartis Overseas Association as respects business written or assumed by or from affiliated companies of Chartis Inc. (collectively, the Reinsureds), Eaglestone Reinsurance Company and National Indemnity Company
Incorporated by reference to Exhibit 10.6 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
	(5) AIG Clawback Policy (as amended and restated effective December 1, 2023)*	Incorporated by Reference to Exhibit 10.7 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 14, 2024 (File No. 1-8787).
	(6) AIG 2013 Omnibus Incentive Plan*	Incorporated by reference to Appendix B in AIG’s Definitive Proxy Statement on Schedule 14A, dated April 4, 2013 (File No. 1-8787).
	(7) Form of AIG 2013 Omnibus Incentive Plan Non-Employee Director DSU Award Agreement*	Incorporated by reference to Exhibit 10.52 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-8787).

(8) Aggregate Excess of Loss Reinsurance Agreement, dated January 20, 2017, by and between AIG Assurance Company, AIG Property Casualty Company, AIG Specialty Insurance Company, AIU Insurance Company, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company Of The State Of Pennsylvania and National Indemnity Company (portions of this exhibit have been redacted pursuant to a request for confidential treatment)
Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).

(9) Trust Agreement, dated January 20, 2017, by and among National Union Fire Insurance Company of Pittsburgh, Pa., National Indemnity Company, and Wells Fargo Bank, National Association (portions of this exhibit have been redacted pursuant to a request for confidential treatment)
Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
	(10) Parental Guarantee Agreement, dated January 20, 2017, by Berkshire Hathaway Inc. in favor of National Union Fire Insurance Company of Pittsburgh, Pa.	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
	(11) Description of Non-Management Director Compensation*	Incorporated by reference to “Compensation of Directors” in AIG’s Definitive Proxy Statement on Schedule 14A, dated April 2, 2024 (File No. 1-8787).
	(12) Form of AIG Long Term Incentive Award Agreement (as of January 2020)*	Incorporated by reference to Exhibit 10.49 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 21, 2020 (File No. 1-8787).
	(13) AIG 2012 Executive Severance Plan (as amended and restated February 2021)*	Incorporated by reference to Exhibit 10.35 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021 (File No. 1-8787).
	(14) AIG Non-Qualified Retirement Income Plan (as amended and restated February 2021)*	Incorporated by reference to Exhibit 10.37 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021 (File No. 1-8787).
	(15) American International Group, Inc. 2021 Omnibus Incentive Plan	Incorporated by reference to Appendix B to AIG’s Definitive Proxy Statement filed with the Commission on March 30, 2021 (File No. 001-08787).
	(16) AIG Long Term Incentive Plan Form of Award Agreement (April 2021)*	Incorporated by reference to Exhibit 10.7 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021 (File No. 1-8787).
	(17) AIG Long Term Incentive Plan Form of Award Agreement (September 2021)*	Incorporated by reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2021 (File No. 1-8787).
	(18) Form of AIG 2021 Omnibus Incentive Plan Non-Employee Director DSU Award Agreement*	Incorporated by Reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2022.
	(19) Form of Long-Term Incentive Award Agreement (as of March 2022)*	Incorporated by reference to Exhibit 10.41 to AIG's Annual Report on Form 10-K, filed with the SEC on February 17, 2022 (File No. 1-8787).
	(20) Separation Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Incorporated by Reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).
	(21) Registration Rights Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Incorporated by Reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).

196	AIG | 2024 Form 10-K

Exhibit Number	Description	Location

	(22) Employment Agreement, dated as of November 10, 2022, by and between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.55 on AIG’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023 (File No. 1-8787).
	(23) RSU Award Agreement, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.56 on AIG’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023 (File No. 1-8787).
	(24) Letter Agreement, dated June 19, 2023, between AIG and Sabra Purtill*	Incorporated by Reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2023 (File No. 1-8787).
	(25) Form of AIG 2021 Omnibus Incentive Plan Non-Employee Director Deferred Stock Units Award Agreement*	Incorporated by Reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2023 (File No. 1-8787).
	(26) Financial Restatement Compensation Recoupment Policy (effective as of September 11, 2023)	Incorporated by Reference to Exhibit 10.49 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 14, 2024 (File No. 1-8787).
	(27) AIG Long Term Incentive Plan (as amended and restated effective February 1, 2024)*	Incorporated by Reference to Exhibit 10.50 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 14, 2024 (File No. 1-8787).
	(28) AIG Annual Short-Term Incentive Plan (as amended and restated effective February 1, 2024)*	Incorporated by Reference to Exhibit 10.51 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 14, 2024 (File No. 1-8787).
	(29) Stock Purchase Agreement, dated as of May 16, 2024, by and among American International Group, Inc., Corebridge Financial, Inc. and Nippon Life Insurance Company	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K, filed with the SEC on May 16, 2024 (File No. 1-8787).
	(30) Amendment, dated as of May 16, 2024, to Separation Agreement, by and between American International Group, Inc. and Corebridge Financial, Inc.	Incorporated by reference to Exhibit 99.1 to AIG’s Current Report on Form 8-K, filed with the SEC on May 16, 2024 (File No. 1-8787)
	(31) Letter Agreement including Non-Solicitation and Non-Disclosure Agreement, effective September 13, 2024, between AIG and Keith Walsh*	Incorporated by Reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2024 (File No. 1-8787).
	(32) Amendment Letter, dated October 4, 2024, to the Letter Agreement, effective September 13, 2024, between AIG and Keith Walsh*	Incorporated by Reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2024 (File No. 1-8787).

(33) Credit Agreement, dated as of September 27, 2024, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, Bank of America, N.A., as Administrative Agent, and each Several L/C Agent party thereto.
Incorporated by Reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2024 (File No. 1-8787).
	(34) Form of AIG Long Term Incentive Stock Award Agreement (as of December 2024)*	Filed herewith.
	(35) Form of AIG Long Term Incentive Restricted Stock Unit Award Agreement (as of December 2024)*	Filed herewith.
	(36) Form of AIG Long Term Incentive Performance Share Unit Award Agreement (as of December 2024)*	Filed herewith.
19	Insider Trading Policy	Filed herewith.
21	Subsidiaries of Registrant	Filed herewith.
22	Guaranteed Securities	None.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24	Powers of attorney	Included on signature page and filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, (ii) the Consolidated Statements of Income (Loss) for the three years ended December 31, 2024, (iii) the Consolidated Statements of Equity for the three years ended December 31, 2024, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2024, (v) the Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2024 and (vi) the Notes to the Consolidated Financial Statements.
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

ITEM 16 | Form 10-K Summary
None.

AIG | 2024 Form 10-K	197

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th of February, 2025.

AMERICAN INTERNATIONAL GROUP, INC.

By	/S/ PETER ZAFFINO
(Peter Zaffino, Chairman and Chief Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Zaffino and Keith Walsh, and each of them severally, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th of February, 2025.

SIGNATURE	TITLE
/S/ PETER ZAFFINO	Chairman and Chief Executive Officer and Director
(Peter Zaffino)
/S/ KEITH WALSH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
(Keith Walsh)
/S/ KATHLEEN CARBONE	Vice President and Chief Accounting Officer (Principal Accounting Officer)
(Kathleen Carbone)
/S/ PAOLA BERGAMASCHI	Director
(Paola Bergamaschi)
/S/ JAMES COLE JR.	Director
(James Cole Jr.)
/S/ JAMES DUNNE III	Director
(James Dunne III)
/S/ JOHN C. INGLIS	Director
(John C. Inglis)
/S/ COURTNEY LEIMKUHLER	Director
(Courtney Leimkuhler)
/S/ LINDA A. MILLS	Director
(Linda A. Mills)
/S/ DIANA M. MURPHY	Director
(Diana M. Murphy)
/S/ PETER R. PORRINO	Director
(Peter R. Porrino)
/S/ JOHN G. RICE	Director
(John G. Rice)
/S/ VANESSA A. WITTMAN	Director
(Vanessa A. Wittman)

198	AIG | 2024 Form 10-K

Summary of Investments – Other than Investments in Related Parties

			Schedule I
At December 31, 2024			Amount at which shown in the Balance sheet
(in millions)	Cost(a)	Fair value
Fixed maturities:
U.S. government and government sponsored entities	$3,346	$3,267	$3,267
Obligations of states, municipalities and political subdivisions	3,273	3,193	3,193
Non-U.S. governments	8,668	8,131	8,131
Public utilities	3,253	3,053	3,053
All other corporate debt securities	30,059	29,055	29,055
Mortgage-backed, asset-backed and collateralized	18,341	18,052	18,052
Total fixed maturity securities	66,940	64,751	64,751
Equity securities and mutual funds:
Common stock:
Public utilities	1	1	1
Banks, trust and insurance companies	489	489	489
Industrial, miscellaneous and all other	36	36	36
Total common stock	526	526	526
Mutual funds	178	178	178
Total equity securities and mutual funds	704	704	704
Mortgage and other loans receivable, net of allowance	3,868	3,752	3,868
Other invested assets	9,995	9,828	9,828
Short-term investments, at cost (approximates fair value)	14,462	14,462	14,462
Derivative assets(b)	50	50	50
Total investments	$96,019	$93,547	$93,663
(a)Original cost of fixed maturities is reduced by repayments and adjusted for amortization of premiums or accretion of discounts.
(b)The balance is reported in Other assets.

AIG | 2024 Form 10-K	199

Condensed Financial Information of Registrant
Balance Sheets – Parent Company Only

		Schedule II
December 31,
(in millions)	2024	2023
Assets:
Short-term investments	$8,360	$7,782
Retained investment in Corebridge using fair value option	3,810	—
Other investments	393	758
Total investments	12,563	8,540
Cash	4	10
Due from affiliates - net(a)	1,931	1,317
Intercompany tax receivable(a)	288	379
Deferred income taxes	3,380	4,566
Investment in consolidated subsidiaries(a)	35,312	36,544
Assets of discontinued operations - net	—	6,111
Other assets	755	1,335
Total assets	$54,233	$58,802
Liabilities:
Due to affiliates(a)	$1,031	$682
Intercompany tax payable(a)	551	767
Notes and bonds payable	7,904	9,098
Junior subordinated debt	602	992
Series AIGFP matched notes and bonds payable	18	18
Loans from subsidiaries(a)	462	443
Other liabilities	1,144	1,451
Total liabilities	11,712	13,451
AIG Shareholders’ equity:
Preferred stock	—	485
Common stock	4,766	4,766
Treasury stock	(65,573)	(59,189)
Additional paid-in capital	75,348	75,810
Retained earnings	35,079	37,516
Accumulated other comprehensive income	(7,099)	(14,037)
Total AIG shareholders’ equity	42,521	45,351
Total liabilities and equity	$54,233	$58,802
(a)Eliminated in consolidation.
See accompanying Notes to Condensed Financial Information of Registrant.

200	AIG | 2024 Form 10-K

Condensed Financial Information of Registrant (Continued)
Statements of Income – Parent Company Only

			Schedule II
Years Ended December 31,
(in millions)	2024	2023	2022
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(957)	$(4,313)	$1,319
Dividend income from consolidated subsidiaries(a)	4,631	7,312	2,202
Interest income(b)	288	226	936
Net realized losses	(13)	(74)	(433)
Other income	606	5	22
Expenses:
Interest expense	468	525	631
Net (gain) loss on extinguishment of debt	14	(58)	301
Net (gain) loss on divestitures and other	1	5	111
Other expenses	949	778	960
Income (loss) from continuing operations before income tax benefit	3,123	1,906	2,043
Income tax expense (benefit)	85	(859)	(838)
Net income	3,038	2,765	2,881
Income (loss) from discontinued operations	(4,442)	878	7,346
Net income (loss) attributable to AIG Parent Company	$(1,404)	$3,643	$10,227
(a)Eliminated in consolidation.
(b)Includes interest income on intercompany borrowings of $1 million, $1 million and $767 million on December 31, 2024, 2023 and 2022, respectively, eliminated in consolidation.
See accompanying Notes to Condensed Financial Information of Registrant.

Condensed Financial Information of Registrant (Continued)
Statements of Comprehensive Income – Parent Company Only

		Schedule II
Years Ended December 31,
(in millions)	2024	2023	2022
Net income (loss)	$(1,404)	$3,643	$10,227
Other comprehensive income (loss) related to continued operations	132	1,240	(4,568)
Other comprehensive income (loss) related to discontinued operations	(945)	3,401	(25,235)
Corebridge deconsolidation	7,214	—	—
Total comprehensive income attributable to AIG	$4,997	$8,284	$(19,576)
See accompanying Notes to Condensed Financial Information of Registrant.

AIG | 2024 Form 10-K	201

Condensed Financial Information of Registrant (Continued)
Statements of Cash Flows – Parent Company Only

			Schedule II
Years Ended December 31,
(in millions)	2024	2023	2022
Net cash provided by (used in) operating activities	$3,367	$4,309	$(562)
Cash flows from investing activities:
Sales and maturities of investments	6,018	3,367	13,505
Purchase of investments	(353)	(2,070)	(90)
Net change in short-term investments	(523)	(4,393)	945
Contributions from (to) subsidiaries - net	(12)	(47)	(330)
Loans to subsidiaries - net	—	84	127
Other, net	278	1,025	798
Net cash provided by (used in) investing activities	5,408	(2,034)	14,955
Cash flows from financing activities:
Issuance of long-term debt	660	742	—
Repayments of long-term debt	(2,047)	(2,037)	(9,364)
Redemption of preferred stock	(485)	—	—
Dividends on preferred stock and preferred stock redemption premiums	(22)	(29)	(29)
Cash dividends paid on common stock	(1,002)	(997)	(982)
Loans from subsidiaries - net	—	(97)	(224)
Purchase of common stock	(6,652)	(2,961)	(5,200)
Other, net	822	3,108	1,408
Net cash provided by (used in) financing activities	(8,726)	(2,271)	(14,391)
Change in cash and restricted cash	49	4	2
Cash and restricted cash at beginning of year	10	6	4
Cash and restricted cash at end of year	$59	$10	$6

Supplementary disclosure of cash flow information:
	Years Ended December 31,
(in millions)	2024	2023	2022
Cash	$4	$10	$5
Restricted cash included in Short-term investments	55	—	—
Restricted cash included in Other assets	—	—	1
Total cash and restricted cash shown in Statements of Cash Flows – Parent Company Only	$59	$10	$6

Cash (paid) received during the period for:
Interest:
Third party	$(611)	$(455)	$(653)
Intercompany	1	(3)	—
Taxes:
Income tax authorities	(231)	(109)	(348)
Intercompany	248	399	92
Intercompany non-cash financing and investing activities:
Capital contributions	371	861	473
Dividends received in the form of securities	—	314	494
See accompanying Notes to Condensed Financial Information of Registrant.

202	AIG | 2024 Form 10-K

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
American International Group, Inc.’s (the Registrant) investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto of American International Group, Inc. and subsidiaries included in the Registrant’s 2024 Annual Report on Form 10-K for the year ended December 31, 2024 (Annual Report on Form 10-K) filed with the Securities and Exchange Commission on February 13, 2025.
The Registrant includes in its Statement of Income dividends from its subsidiaries and equity in undistributed income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.
The five-year debt maturity schedule is incorporated by reference from Note 14 to the Consolidated Financial Statements.
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
Under the U.S. federal tax laws, AIGFP will continue to join in filing of AIG’s consolidated U.S. federal income tax return and AIGFP’s net operating losses continue to be available to offset taxable income of AIG’s consolidated U.S. federal income tax group. Accordingly, deferred tax assets related to AIGFP’s net operating losses remain part of AIG’s deferred tax assets as of December 31, 2024. No additional valuation allowance is required in connection with AIGFP’s reorganization.
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
For additional information, see Note 21 to the Consolidated Financial Statements.

AIG | 2024 Form 10-K	203

Supplementary Insurance Information

				Schedule III
At December 31, 2024, 2023

Segment (in millions)	Deferred Policy Acquisition Costs	Liability for Unpaid Losses and Loss Adjustment Expenses, Future Policy Benefits	Unearned Premiums	Policy and Contract Claims
2024
North America Commercial	$379	$39,619	$5,936	$—
International Commercial	718	16,208	5,773	—
Global Personal	1,063	7,899	5,340	—
Other Operations(a)	(95)	6,759	183	31
	$2,065	$70,485	$17,232	$31
2023
North America Commercial	$317	$39,758	$5,660	$—
International Commercial	691	17,354	5,789	—
Global Personal	1,170	8,339	5,650	—
Other Operations(a)	(61)	6,409	276	23
	$2,117	$71,860	$17,375	$23

For the years ended December 31, 2024, 2023, and 2022

Segment (in millions)	Premiums		Net Investment Income	Losses and Loss Expenses Incurred	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
2024
North America Commercial	$8,172	$	(b)	$5,713	$824	$1,087	$8,452
International Commercial	8,145		(b)	4,463	1,018	1,437	8,364
Global Personal	7,140		(b)	3,862	1,571	1,565	7,086
Other Operations(a)	80		1,195	529	12	1,440	—
	$23,537		$4,255	$14,567	$3,425	$5,529	$23,902
2023
North America Commercial	$10,233	$	(b)	$6,323	$1,371	$1,184	$11,432
International Commercial	7,964		(b)	4,641	943	1,378	8,168
Global Personal	6,894		(b)	3,811	1,309	1,782	7,119
Other Operations(a)	473		424	618	148	1,055	487
	$25,564		$3,446	$15,393	$3,771	$5,399	$27,206
2022
North America Commercial	$10,444	$	(b)	$7,218	$1,381	$1,101	$10,899
International Commercial	7,701		(b)	4,301	938	1,323	7,877
Global Personal	7,195		(b)	3,888	1,214	1,928	6,736
Other Operations(a)	1,425		(12)	54	12	1,807	1,248
	$26,765		$2,370	$15,461	$3,545	$6,159	$26,760
(a)Includes consolidation and elimination entries and reconciling items from adjusted pre-tax income to pre-tax income. See Note 3 to the Consolidated Financial Statements.
(b)North America Commercial, International Commercial and Global Personal does not include Net investment income as the investment portfolio results are managed at the General Insurance level. Net investment income for General Insurance were $3,060 million, $3,022 million and $2,382 million for the years ended December 31, 2024, 2023 and 2022, respectively.

204	AIG | 2024 Form 10-K

Reinsurance

					Schedule IV
For the years ended December 31, 2024, 2023, and 2022

(in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percent of Amount Assumed to Net
2024
Premiums earned:
Accident and health	$2,507	$104	$30	$2,433	1.2%
Property and liability	28,701	11,514	3,917	21,104	18.6
Total	$31,208	$11,618	$3,947	$23,537	16.8%
2023
Premiums earned:
Accident and health	$2,612	$107	$35	$2,540	1.4%
Property and liability	28,169	12,160	7,015	23,024	30.5
Total	$30,781	$12,267	$7,050	$25,564	27.6%
2022
Premiums earned:
Accident and health	$2,687	$111	$75	$2,651	2.8%
Property and liability	29,366	12,314	7,062	24,114	29.3
Total	$32,053	$12,425	$7,137	$26,765	26.7%
Valuation and Qualifying Accounts

				Schedule V
For the years ended December 31, 2024, 2023, and 2022

(in millions)	Balance, Beginning of year	Charged to Costs and Expenses	Write Offs	Other Changes(a)	Balance, End of year
2024
Allowance for premiums and insurances balances receivable	$138	$1	$(12)	$—	$127
Federal and foreign valuation allowance for deferred tax assets	1,745	(31)	—	(64)	1,650
2023
Allowance for premiums and insurances balances receivable	$168	$(7)	$(28)	$5	$138
Federal and foreign valuation allowance for deferred tax assets	2,594	(365)	—	(484)	1,745
2022
Allowance for premiums and insurances balances receivable	$184	$—	$(15)	$(1)	$168
Federal and foreign valuation allowance for deferred tax assets	1,890	(174)	—	878	2,594
(a)Includes recoveries of amounts previously charged off and reclassifications to/from other accounts.

AIG | 2024 Form 10-K	205