Form 10-Q
period 2025-03-31
AMERICAN INTERNATIONAL GROUP, INC.
filed 2025-05-02
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 25, 2025, there were 576,330,260 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

FORM 10-Q

AIG | First Quarter 2025 Form 10-Q	1

Part I – Financial Information
Item 1. | Financial Statements

American International Group, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	March 31, 2025	December 31, 2024
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $30 in 2025 and $38 in 2024 (amortized cost: 2025 - $67,886; 2024 - $66,195)	$66,027	$64,006
Other bond securities, at fair value	754	745
Equity securities, at fair value	733	704
Mortgage and other loans receivable, net of allowance for credit losses of $37,791 in 2025 and $37,800 in 2024	3,737	3,868
Other invested assets (portion measured at fair value: 2025 - $7,713; 2024 - $7,384)	9,987	9,828
Short-term investments, including restricted cash of $2 in 2025 and $55 in 2024 (portion measured at fair value: 2025 - $6,212; 2024 - $9,789)	10,601	14,462
Total investments	91,839	93,613
Cash	1,393	1,302
Accrued investment income	631	599
Premiums and other receivables, net of allowance for credit losses and disputes of $129 in 2025 and $127 in 2024	11,684	10,463
Reinsurance assets - Fortitude Re	3,285	3,427
Reinsurance assets - other, net of allowance for credit losses and disputes of $230 in 2025 and $220 in 2024	35,481	34,618
Deferred income tax assets	4,962	4,956
Deferred policy acquisition costs	2,009	2,065
Goodwill	3,398	3,373
Deposit accounting assets, net of allowance for credit losses of $49 in 2025 and $49 in 2024	2,458	2,171
Other assets, including restricted cash of $13 in 2025 and $15 in 2024 (portion measured at fair value: 2025 - $183; 2024 - $179)	4,724	4,735
Total assets	$161,864	$161,322
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2025 and $14 in 2024	$68,896	$69,168
Unearned premiums	18,090	17,232
Future policy benefits	1,342	1,317
Other policyholder funds	395	418
Fortitude Re funds withheld payable (portion measured at fair value: 2025 - $(79); 2024 - $(128))	3,215	3,207
Premiums and other related payables	7,343	6,052
Deposit accounting liabilities	3,270	3,005
Commissions and premium taxes payable	1,761	1,522
Current and deferred income tax liabilities	481	426
Other liabilities (portion measured at fair value: 2025 - $181; 2024 - $251)	6,859	7,503
Long-term debt	8,596	8,764
Debt of consolidated investment entities	157	158
Total liabilities	120,405	118,772
Contingencies, commitments and guarantees (See Note 13)
AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2025 - 1,906,671,492 and 2024 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2025 - 1,326,291,552 shares; 2024 - 1,300,512,040 shares of common stock	(67,662)	(65,573)
Additional paid-in capital	75,251	75,348
Retained earnings	35,540	35,079
Accumulated other comprehensive loss	(6,464)	(7,099)
Total AIG shareholders’ equity	41,431	42,521
Non-redeemable noncontrolling interests	28	29
Total equity	41,459	42,550
Total liabilities and equity	$161,864	$161,322
See accompanying Notes to Condensed Consolidated Financial Statements.

2	AIG | First Quarter 2025 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended March 31,
(dollars in millions, except per common share data)	2025	2024
Revenues:
Premiums	$5,770	$5,871
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	1,065	940
Net investment income - Fortitude Re funds withheld assets	40	39
Total net investment income	1,105	979
Net realized losses:
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(60)	(59)
Net realized losses on Fortitude Re funds withheld assets	(2)	(19)
Net realized losses on Fortitude Re funds withheld embedded derivative	(41)	(9)
Total net realized losses	(103)	(87)
Other income	11	—
Total revenues	6,783	6,763
Benefits, losses and expenses:
Losses and loss adjustment expenses incurred	3,794	3,513
Amortization of deferred policy acquisition costs	825	838
General operating and other expenses	1,115	1,238
Interest expense	92	116
Net (gain) loss on divestitures and other	(3)	—
Total benefits, losses and expenses	5,823	5,705
Income from continuing operations before income tax expense	960	1,058
Income tax expense	262	261
Income from continuing operations	698	797
Income from discontinued operations, net of income taxes	—	803
Net income	698	1,600
Less: Net income attributable to noncontrolling interests	—	384
Net income attributable to AIG	698	1,216
Less: Dividends on preferred stock and preferred stock redemption premiums	—	22
Net income attributable to AIG common shareholders	$698	$1,194
Income per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$1.18	$1.14
Income from discontinued operations	$—	$0.61
Net income attributable to AIG common shareholders	$1.18	$1.75
Diluted:
Income from continuing operations	$1.16	$1.13
Income from discontinued operations	$—	$0.61
Net income attributable to AIG common shareholders	$1.16	$1.74
Weighted average shares outstanding:
Basic	593,839,665	682,576,848
Diluted	599,240,046	687,961,518
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2025 Form 10-Q	3

American International Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Net income	$698	$1,600
Other comprehensive income (loss), net of tax
Change in unrealized appreciation of fixed maturity securities on which allowance for credit losses was taken	4	21
Change in unrealized appreciation (depreciation) of all other investments	425	(115)
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	6	2
Change in foreign currency translation adjustments	194	(345)
Change in retirement plan liabilities adjustment	7	7
Change in other comprehensive income (loss) related to discontinued operations	—	(627)
Other comprehensive income (loss)	636	(1,057)
Comprehensive income	1,334	543
Less: Comprehensive income attributable to noncontrolling interests	1	86
Comprehensive income attributable to AIG	$1,333	$457
See accompanying Notes to Condensed Consolidated Financial Statements.

4	AIG | First Quarter 2025 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Equity (unaudited)

(in millions, except per share data)	Preferred Stock and Additional Paid-in Capital	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Three Months Ended March 31, 2025
Balance, beginning of the year	$—	$4,766	$(65,573)	$75,348	$35,079	$(7,099)	$42,521	$29	$42,550
Common stock issued under stock plans	—	—	161	(168)	—	—	(7)	—	(7)
Purchase of common stock	—	—	(2,251)	—	—	—	(2,251)	—	(2,251)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	698	—	698	—	698
Dividends on common stock ($0.40 per share)	—	—	—	—	(234)	—	(234)	—	(234)
Other comprehensive income	—	—	—	—	—	635	635	1	636
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Other	—	—	1	71	(3)	—	69	(1)	68
Balance, end of period	$—	$4,766	$(67,662)	$75,251	$35,540	$(6,464)	$41,431	$28	$41,459

Three Months Ended March 31, 2024
Balance, beginning of year	$485	$4,766	$(59,189)	$75,810	$37,516	$(14,037)	$45,351	$5,950	$51,301
Common stock issued under stock plans	—	—	268	(295)	—	—	(27)	—	(27)
Redemption of preferred stock	(485)	—	—	—	—	—	(485)	—	(485)
Purchase of common stock	—	—	(1,682)	—	—	—	(1,682)	—	(1,682)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	1,216	—	1,216	384	1,600
Dividends on preferred stock ($365.625 per share) and preferred stock redemption premiums	—	—	—	—	(22)	—	(22)	—	(22)
Dividends on common stock ($0.36 per share)	—	—	—	—	(243)	—	(243)	—	(243)
Other comprehensive loss	—	—	—	—	—	(759)	(759)	(298)	(1,057)
Net decrease due to divestitures and acquisitions	—	—	—	(10)	—	(73)	(83)	(202)	(285)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	11	11
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(70)	(70)
Other	—	—	—	120	(1)	—	119	(50)	69
Balance, end of period	$—	$4,766	$(60,603)	$75,625	$38,466	$(14,869)	$43,385	$5,725	$49,110
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2025 Form 10-Q	5

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Cash flows from operating activities:
Net income	$698	$1,600
Income from discontinued operations	—	(803)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net losses on sales of securities available for sale and other assets	260	83
Net (gain) loss on divestitures and other	(3)	—
Unrealized gains in earnings - net	(317)	(196)
Equity in income from equity method investments, net of dividends or distributions	(3)	(17)
Depreciation and other amortization	866	851
Changes in operating assets and liabilities:
Insurance reserves	(319)	998
Premiums and other receivables and payables - net	392	676
Reinsurance assets, net	(537)	(1,937)
Capitalization of deferred policy acquisition costs	(761)	(882)
Current and deferred income taxes - net	165	176
Other, net	(497)	(293)
Total adjustments	(754)	(541)
Net cash provided by (used in) operating activities - continuing operations	(56)	256
Net cash provided by operating activities - discontinued operations	—	265
Net cash provided by (used in) operating activities	(56)	521
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	4,762	2,861
Other securities	18	72
Other invested assets	316	237
Maturities of fixed maturity securities available for sale	2,060	2,137
Principal payments received on and sales of mortgage and other loans receivable	254	134
Purchases of:
Available for sale securities	(7,951)	(4,001)
Other securities	(40)	(134)
Other invested assets	(256)	(123)
Mortgage and other loans receivable	(75)	(129)
Net change in short-term investments	3,877	1,973
Other, net	(214)	(47)
Net cash provided by investing activities - continuing operations	2,751	2,980
Net cash used in investing activities - discontinued operations	—	(2,674)
Net cash provided by investing activities	2,751	306
Cash flows from financing activities:
Proceeds from (payments for)
Repayments of long-term debt	(247)	(459)
Repayments of debt of consolidated investment entities	(1)	(1)
Purchase of common stock	(2,229)	(1,640)
Redemption of preferred stock	—	(485)
Dividends on preferred stock and preferred stock redemption premiums	—	(22)
Dividends on common stock	(234)	(243)
Other, net	34	(232)
Net cash used in financing activities - continuing operations	(2,677)	(3,082)
Net cash provided by financing activities - discontinued operations	—	1,938
Net cash used in financing activities	(2,677)	(1,144)
Effect of exchange rate changes on cash and restricted cash	18	(29)
Net increase (decrease) in cash and restricted cash	36	(346)
Cash and restricted cash at beginning of year	1,372	1,573
Cash and restricted cash of held for sale assets	—	210
Cash and restricted cash at end of period	$1,408	$1,437

6	AIG | First Quarter 2025 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)(continued)
Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Three Months Ended March 31,
(in millions)	2025	2024
Cash	$1,393	$1,406
Restricted cash included in Short-term investments*	2	1
Restricted cash included in Other assets*	13	30
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$1,408	$1,437
Cash paid during the period for:
Interest	$72	$181
Taxes	$96	$84
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk transfer transactions attributed to discontinued operations	$—	$1,316
Fixed maturity securities and other invested assets received in connection with reinsurance transactions	$—	$40
Fixed maturity securities and other invested assets transferred in connection with reinsurance transactions	$(17)	$(163)
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$—	$1,146
Fee income debited to policyholder contract deposits included in financing activities	$—	$(529)
*Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to real estate.
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2025 Form 10-Q	7

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
These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) and should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the 2024 Annual Report). The condensed consolidated financial information as of December 31, 2024 included herein has been derived from the audited Consolidated Financial Statements in the 2024 Annual Report.
In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein. Results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2025 and prior to the issuance of these Condensed Consolidated Financial Statements.
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
OUT OF PERIOD ADJUSTMENTS
During the three months ended March 31, 2025, we recorded out of period adjustments relating to prior years that increased Net income attributable to AIG by $51 million and increased Income from continuing operations before income tax expense by $140 million. The out of period adjustments are primarily related to the recognition of gains on intercompany investment transactions and the settlement of derivative and collateral transactions. We evaluated the aggregate impact of these out of period adjustments and concluded they were not material to any previously issued interim and annual Consolidated Financial Statements and that the adjustments are not expected to be material to AIG’s Consolidated Financial Statements for the year ending December 31, 2025. Had these adjustments, which were determined not to be material, been recorded in their appropriate periods, Income from continuing operations before income tax expense for the year ended December 31, 2024 would have decreased by $79 million and would have increased for the years ended December 31, 2023 and 2022 by $34 million and $42 million (and all prior years by $143 million), respectively. Had these adjustments, which were determined not to be material, been recorded in their appropriate periods, Net income attributable to AIG for the year ended December 31, 2024 would have decreased by $68 million and would have increased for the years ended December 31, 2023 and 2022 by $19 million and $23 million (and all prior years by $77 million), respectively.

8	AIG | First Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

2. Summary of Significant Accounting Policies
FUTURE APPLICATION OF ACCOUNTING STANDARDS
Income Tax
In December 2023, the Financial Accounting Standards Board (FASB) issued an accounting standard update to address improvements to income tax disclosures. The standard requires disaggregated information about a company’s effective tax rate reconciliation as well as information on income taxes paid. The standard is effective for public companies for annual periods beginning after December 15, 2024, with early adoption permitted. The standard should be applied on a prospective basis, but retrospective application is permitted. We are assessing the impact of this standard.
Disaggregation of Income Statement Expenses
On November 4, 2024, the FASB issued new guidance that is intended to improve disclosures regarding the nature of expenses included in the income statement. The standard will require companies to disaggregate certain expense captions into specified categories in disclosures within notes to the financial statements and provide qualitative descriptions for those that are not separately disclosed. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements can be applied prospectively or retrospectively for prior periods presented when adopted. We are assessing the impact of the standard.

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
AIG has three reportable segments: North America Commercial, International Commercial and Global Personal. Prior year's presentations have been recast to conform to the new reportable segments. Our General Insurance business (General Insurance) consists of our three segments and the Net investment income related to our insurance operations.
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
GLOBAL PERSONAL
Global Personal consists primarily of insurance businesses in the United States as well as Japan, the United Kingdom, Europe, EMEA region, Asia Pacific, Latin America and Caribbean, and China.
PRODUCTS
The segments consist of the following products:
–North America and International Commercial consists of Property & Short Tail, Casualty, Financial Lines and Global Specialty.
–Global Personal consists of Global Accident & Health and Personal Lines.

AIG | First Quarter 2025 Form 10-Q	9

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

OTHER OPERATIONS
Other Operations predominantly consists of Net Investment Income from our AIG Parent liquidity portfolio, Corebridge Financial, Inc. (Corebridge) dividend income, corporate General operating expenses, and Interest expense.
SEGMENT RESULTS
Management uses Underwriting income (loss) as the basis for the segment performance reviews. AIG calculates Underwriting income (loss) by subtracting Losses and loss adjustment expense incurred, Amortization of deferred policy acquisition costs (DAC), Other acquisition cost, and General operating expense from Net premiums earned. Assets by reportable segment are not used by the CODMs for purposes of making decisions about allocating resources to the segment and assessing its performance.
The following table presents AIG’s continuing operations by segment:

Three Months Ended March 31, 2025
(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Income (Loss) from Continuing Operations Before Income Tax Expense
North America Commercial	$1,174	$2,124	$1,526	$227	$47	$195	$129
International Commercial	2,027	2,051	1,178	245	94	294	240
Global Personal	1,325	1,594	1,062	353	91	214	(126)
Total General Insurance	$4,526	$5,769	$3,766	$825	$232	$703	$243	$736	$979
Interest expense								—	(91)
Other Operations								108	21
Elimination and consolidations								1	—
Total								845	909
Reconciling items:
Changes in the fair values of equity securities and AIG's investment in Corebridge								217	217
Net investment income on Fortitude Re funds withheld assets								40	40
Net realized losses on Fortitude Re funds withheld assets								—	(2)
Net realized losses on Fortitude Re funds withheld embedded derivative								—	(41)
Net realized gains (losses)(c)								(2)	(66)
Net gain on divestitures and other								—	3
Non-operating litigation reserves and settlements								—	11
Unfavorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	(9)
Net loss reserve discount charge								—	(17)
Net results of businesses in run-off(d)								5	5
Non-operating pension expense								—	(5)
Integration and transaction costs associated with acquiring or divesting businesses								—	(5)
Restructuring and other costs								—	(76)
Non-recurring costs related to regulatory or accounting changes								—	(4)
Total AIG Consolidated								$1,105	$960

10	AIG | First Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Three Months Ended March 31, 2024
(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Income (Loss) from Continuing Operations Before Income Tax Expense
North America Commercial	$1,033	$1,983	$1,270	$220	$37	$220	$236
International Commercial	1,939	2,011	1,088	244	89	260	330
Global Personal	1,540	1,792	995	364	149	254	30
Total General Insurance	$4,512	$5,786	$3,353	$828	$275	$734	$596	$762	$1,358
Interest expense								—	(115)
Other Operations								76	(89)
Elimination and consolidations								3	(1)
Total								841	1,153
Reconciling items:
Changes in the fair values of equity securities and AIG's investment in Corebridge								88	88
Other income (expense) - net								1	—
Net investment income on Fortitude Re funds withheld assets								39	39
Net realized losses on Fortitude Re funds withheld assets								—	(19)
Net realized losses on Fortitude Re funds withheld embedded derivative								—	(9)
Net realized gains (losses)(c)								7	(55)
Unfavorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	(2)
Net loss reserve discount charge								—	(76)
Net results of businesses in run-off(d)								3	7
Integration and transaction costs associated with acquiring or divesting businesses								—	3
Restructuring and other costs								—	(67)
Non-recurring costs related to regulatory or accounting changes								—	(4)
Total AIG Consolidated								$979	$1,058
(a)These represent our significant expense categories of which amounts align with the segment-level information that is regularly provided to the CODMs.
(b)General operating expenses are primarily comprised of employee compensation and benefits, as well as professional fees.
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
In the second quarter of 2024, AIG recognized a loss of $4.8 billion as a result of the deconsolidation, mainly due to the recognition of an accumulated comprehensive loss of $7.2 billion. The loss was recorded as a component of discontinued operations.
The historical financial results of Corebridge are reflected in these Condensed Consolidated Financial Statements as discontinued operations.

AIG | First Quarter 2025 Form 10-Q	11

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Discontinued Operations Presentation
Post Deconsolidation of Corebridge
Subsequent to the Deconsolidation Date, AIG elected the fair value option and reflects its retained interest in Corebridge as an equity method investment in Other invested assets using Corebridge’s stock price as its fair value. Dividends received from Corebridge and changes in its stock price are recognized in Net investment income.
Due to share repurchases by Corebridge and sale of shares by AIG after the Deconsolidation Date, as of March 31, 2025, AIG held 23.0 percent of the outstanding common stock of Corebridge.
The following provides Corebridge's pre-tax income as well as our equity method income (representing the sum of dividends received and changes in its stock price).

Three Months Ended March 31,
(in millions)	2025
Corebridge pre-tax loss	$(862)
Equity method income related to Corebridge (based on fair value)	$240
The following table presents the amounts related to the operations of Corebridge that have been reflected in Net income from discontinued operations:

Three Months Ended March 31,
(in millions)	2024
Revenues:
Premiums	$2,295
Policy fees	714
Net investment income	2,924
Net realized losses	(336)
Other income	217
Total revenues	5,814
Benefits, losses and expenses:
Policyholder benefits and losses incurred	2,807
Change in the fair value of market risk benefits, net	(370)
Interest credited to policyholder account balances	1,204
Amortization of deferred policy acquisition costs	266
General operating and other expenses	776
Interest expense	143
Net gain on divestitures and other	(5)
Total benefits, losses and expenses	4,821
Income from discontinued operations before income tax expense and loss on disposal of discontinued operations	993
Income tax expense	190
Income from discontinued operations, net of income taxes before loss on disposal of discontinued operations	803
Loss on disposition of operations, net of tax	—
Loss from discontinued operations, net of income taxes	803
Less: Net income from discontinued operations attributable to noncontrolling interests	384
Net loss from discontinued operations attributable to AIG	$419

12	AIG | First Quarter 2025 Form 10-Q

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

March 31, 2025	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$76	$3,101	$—	$—	$—	$3,177
Obligations of states, municipalities and political subdivisions	—	3,028	3	—	—	3,031
Non-U.S. governments	76	6,644	7	—	—	6,727
Corporate debt	—	34,698	115	—	—	34,813
RMBS	—	7,396	1,656	—	—	9,052
CMBS	—	3,539	26	—	—	3,565
CLO/ABS	—	4,747	915	—	—	5,662
Total bonds available for sale	152	63,153	2,722	—	—	66,027
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	51	—	—	—	51
Non-U.S. governments	—	22	—	—	—	22
Corporate debt	—	283	1	—	—	284
RMBS	—	50	50	—	—	100
CMBS	—	42	—	—	—	42
CLO/ABS	—	135	120	—	—	255
Total other bond securities	—	583	171	—	—	754
Equity securities	693	5	35	—	—	733
Other invested assets(b)	4,018	185	76	—	—	4,279
Derivative assets(c)	—	459	46	(225)	(226)	54
Short-term investments	3,916	2,296	—	—	—	6,212
Other assets(c)	—	—	129	—	—	129
Total	$8,779	$66,681	$3,179	$(225)	$(226)	$78,188

AIG | First Quarter 2025 Form 10-Q	13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

March 31, 2025	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Liabilities:
Derivative liabilities(c)	—	500	46	(225)	(240)	81
Fortitude Re funds withheld payable	—	—	(79)	—	—	(79)
Other liabilities	—	—	100	—	—	100
Total	$—	$500	$67	$(225)	$(240)	$102

December 31, 2024	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$36	$3,231	$—	$—	$—	$3,267
Obligations of states, municipalities and political subdivisions	—	3,140	3	—	—	3,143
Non-U.S. governments	161	7,939	7	—	—	8,107
Corporate debt	—	31,586	240	—	—	31,826
RMBS	—	6,710	1,894	—	—	8,604
CMBS	—	3,900	26	—	—	3,926
CLO/ABS	—	4,293	840	—	—	5,133
Total bonds available for sale	197	60,799	3,010	—	—	64,006
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	50	—	—	—	50
Non-U.S. governments	—	24	—	—	—	24
Corporate debt	—	281	1	—	—	282
RMBS	—	50	50	—	—	100
CMBS	—	43	—	—	—	43
CLO/ABS	—	133	113	—	—	246
Total other bond securities	—	581	164	—	—	745
Equity securities	689	—	15	—	—	704
Other invested assets (b)	3,810	119	163	—	—	4,092
Derivative assets(c)	—	573	51	(270)	(304)	50
Short-term investments	7,942	1,847	—	—	—	9,789
Other assets(c)	—	—	129	—	—	129
Total	$12,638	$63,919	$3,532	$(270)	$(304)	$79,515
Liabilities:
Derivative liabilities(c)	—	571	51	(270)	(201)	151
Fortitude Re funds withheld payable	—	—	(128)	—	—	(128)
Other liabilities	—	—	100	—	—	100
Total	$—	$571	$23	$(270)	$(201)	$123
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $3.4 billion and $3.3 billion as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, includes AIG's ownership interest in Corebridge of $4.0 billion and $3.8 billion, respectively, on which AIG elected the fair value option.
(c)Presented as part of Other assets and Other liabilities on the Condensed Consolidated Balance Sheets.

14	AIG | First Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three months ended March 31, 2025 and 2024 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at March 31, 2025 and 2024:

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended March 31, 2025
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$3	$—	$—	$—	$—	$—	$—	$3	$—	$—
Non-U.S. governments	7	—	—	—	—	—	—	7	—	—
Corporate debt	240	(9)	10	(125)	—	(1)	—	115	—	9
RMBS	1,894	7	33	(57)	3	(224)	—	1,656	—	17
CMBS	26	—	—	(4)	4	—	—	26	—	—
CLO/ABS	840	1	1	79	—	(6)	—	915	—	1
Total bonds available for sale	3,010	(1)	44	(107)	7	(231)	—	2,722	—	27
Other bond securities:
Corporate debt	1	—	—	—	—	—	—	1	—	—
RMBS	50	1	—	(1)	—	—	—	50	1	—
CLO/ABS	113	3	—	(4)	31	(23)	—	120	3	—
Total other bond securities	164	4	—	(5)	31	(23)	—	171	4	—
Equity securities	15	1	—	10	9	—	—	35	—	—
Other invested assets	163	—	—	(24)	—	(63)	—	76	—	—
Other assets	129	—	—	—	—	—	—	129	—	—
Total	$3,481	$4	$44	$(126)	$47	$(317)	$—	$3,133	$4	$27

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Fortitude Re funds withheld payable	$(128)	$41	$—	$8	$—	$—	$—	$(79)	$(2)	$—
Other Liabilities	100	—	—	—	—	—	—	100	—	—
Total	$(28)	$41	$—	$8	$—	$—	$—	$21	$(2)	$—

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended March 31, 2024
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$3	$—	$—	$1	$—	$—	$—	$4	$—	$—
Non-U.S. governments	7	—	—	—	—	—	—	7	—	—
Corporate debt	323	1	—	(38)	98	(1)	—	383	—	1
RMBS	1,792	23	27	(75)	—	(1)	—	1,766	—	28
CMBS	25	—	—	—	17	1	—	43	—	—
CLO/ABS	1,289	(15)	29	(19)	—	—	—	1,284	—	27
Total bonds available for sale	3,439	9	56	(131)	115	(1)	—	3,487	—	56
Other bond securities:
Corporate debt	45	—	—	—	—	—	1	46	—	—
RMBS	51	—	—	2	—	—	—	53	—	—
CLO/ABS	138	(1)	—	8	—	—	(1)	144	(2)	—
Total other bond securities	234	(1)	—	10	—	—	—	243	(2)	—

AIG | First Quarter 2025 Form 10-Q	15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Equity securities	14	—	—	—	—	(1)	—	13	—	—
Other invested assets	221	(9)	—	(3)	—	(13)	(13)	183	(11)	—
Other assets	243	—	—	(114)	—	—	—	129	—	—
Total	$4,151	$(1)	$56	$(238)	$115	$(15)	$(13)	$4,055	$(13)	$56
(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Derivative liabilities, net(a)	$(453)	$52	$—	$218	$—	$—	$—	$(183)	$11	$—
Fortitude Re funds withheld payable	(148)	9	—	20	—	—	—	(119)	14	—
Other liabilities	122	(30)	—	—	—	—	—	92	—	—
Total	$(479)	$31	$—	$238	$—	$—	$—	$(210)	$25	$—
(a)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Net Investment Income	Net Realized Gains (Losses)	Total
Three Months Ended March 31, 2025
Assets:
Bonds available for sale	$8	$(9)	$(1)
Other bond securities	4	—	4
Equity securities	1	—	1
Three Months Ended March 31, 2024
Assets:
Bonds available for sale	$15	$(6)	$9
Other bond securities	(1)	—	(1)
Other invested assets	(9)	—	(9)

(in millions)	Net Investment Income	Net Realized (Gains) Losses	Total
Three Months Ended March 31, 2025
Liabilities:
Fortitude Re funds withheld payable	$—	$41	$41
Three Months Ended March 31, 2024
Liabilities:
Derivative liabilities, net	$—	$52	$52
Fortitude Re funds withheld payable	—	9	9
Other Liabilities	—	(30)	(30)

16	AIG | First Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three months ended March 31, 2025 and 2024 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Three Months Ended March 31, 2025
Assets:
Bonds available for sale:
Corporate debt	$3	$(4)	$(124)	$(125)
RMBS	—	(3)	(54)	(57)
CMBS	—	(4)	—	(4)
CLO/ABS	146	(37)	(30)	79
Total bonds available for sale	149	(48)	(208)	(107)
Other bond securities:
RMBS	—	—	(1)	(1)
CLO/ABS	—	—	(4)	(4)
Total other bond securities	—	—	(5)	(5)
Equity securities	14	(4)	—	10
Other invested assets	—	—	(24)	(24)
Total	$163	$(52)	$(237)	$(126)
Liabilities:
Fortitude Re funds withheld payable	$—	$—	$8	$8
Total	$—	$—	$8	$8
Three Months Ended March 31, 2024
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1	$—	$—	$1
Corporate Debt	6	(3)	(41)	(38)
RMBS	—	(1)	(74)	(75)
CLO/ABS	60	(2)	(77)	(19)
Total bonds available for sale	67	(6)	(192)	(131)
Other bond securities:
RMBS	3	—	(1)	2
CLO/ABS	11	—	(3)	8
Total other bond securities	14	—	(4)	10
Other invested assets	1	—	(4)	(3)
Other assets	—	—	(114)	(114)
Total	$82	$(6)	$(314)	$(238)
Liabilities:
Derivative liabilities, net	$—	$—	$218	$218
Fortitude Re funds withheld payable	—	—	20	20
Total	$—	$—	$238	$238
(a)There were no issuances during the three months ended March 31, 2025 and 2024.
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2025 and 2024 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) (OCI) as shown in the table above excludes $2 million and $(3) million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three months ended March 31, 2025 and 2024, respectively, and includes $5 million and $0 million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three months ended March 31, 2025 and 2024, respectively.

AIG | First Quarter 2025 Form 10-Q	17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Transfers of Level 3 Assets
During the three months ended March 31, 2025 and 2024, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS), collateralized loan obligations (CLO)/asset-backed securities (ABS) and equity securities. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, RMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the three months ended March 31, 2025 and 2024, transfers out of Level 3 assets primarily included certain investments in private placement corporate debt, CMBS, RMBS, CLO/ABS, municipal bonds and equity securities. Transfers of private placement corporate debt out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three months ended March 31, 2025 and 2024.
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

(in millions)	Fair Value at March 31, 2025	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$3	Discounted cash flow	Yield	5.11% - 5.59% (5.35%)
Corporate debt	57	Discounted cash flow	Yield	5.98% - 11.04% (7.89%)
RMBS(a)	1,251	Discounted cash flow	Constant prepayment rate	3.96% - 7.46% (5.71%)
			Loss severity	34.69% - 85.45% (60.07%)
			Constant default rate	0.60% - 1.97% (1.28%)
			Yield	5.43% - 6.36% (5.90%)
CLO/ABS(a)	760	Discounted cash flow	Yield	3.33% - 9.11% (6.22%)
CMBS	5	Discounted cash flow	Yield	5.72% - 8.94% (7.21%)

(in millions)	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$3	Discounted cash flow	Yield	5.09% - 5.57% (5.33%)
Corporate debt	177	Discounted cash flow	Yield	6.83% - 11.61% (9.22%)
RMBS(a)	1,321	Discounted cash flow	Constant prepayment rate	4.10% - 9.26% (6.68%)
			Loss severity	40.81% - 76.72% (58.76%)
			Constant default rate	0.57% - 2.48% (1.52%)
			Yield	5.89% - 6.98% (6.44%)
CLO/ABS(a)	760	Discounted cash flow	Yield	4.24% - 8.42% (6.33%)
CMBS	25	Discounted cash flow	Yield	7.04% - 10.12% (8.70%)
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
(c)The weighted averaging for fixed maturity securities is based on the estimated fair value of the securities.

18	AIG | First Quarter 2025 Form 10-Q

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

		March 31, 2025		December 31, 2024
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,140	$358	$1,126	$375
Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	797	228	782	261
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	85	37	83	40
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	182	2	175	1
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	108	57	120	58
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi- strategy, and other strategies	921	490	819	57
Total private equity funds		3,233	1,172	3,105	792

AIG | First Quarter 2025 Form 10-Q	19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

		March 31, 2025		December 31, 2024
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	12	—	11	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	181	—	168	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	8	—	8	—
Total hedge funds		201	—	187	—
Total		$3,434	$1,172	$3,292	$792
Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one-year or two-year increments.
FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Three Months Ended March 31,	Gain (Loss)
(in millions)	2025	2024
Other bond securities(a)	$11	$2
Alternative investments(b)	24	80
Retained investment in Corebridge(c)	209	—
Total gain (loss)	$244	$82
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
FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2025
Assets:
Mortgage and other loans receivable	$—	$339	$3,333	$3,672	$3,737
Other invested assets	—	546	5	551	551
Short-term investments	—	4,389	—	4,389	4,389
Cash	1,393	—	—	1,393	1,393
Other assets	13	—	—	13	13
Liabilities:
Fortitude Re funds withheld payable	—	—	3,294	3,294	3,294
Long-term debt	—	8,085	1	8,086	8,596
Debt of consolidated investment entities	—	—	157	157	157

20	AIG | First Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets:
Mortgage and other loans receivable	$—	$339	$3,413	$3,752	$3,868
Other invested assets	—	578	5	583	583
Short-term investments	—	4,673	—	4,673	4,673
Cash	1,302	—	—	1,302	1,302
Other assets	15	—	—	15	15
Liabilities:
Fortitude Re funds withheld payable	—	—	3,335	3,335	3,335
Long-term debt	—	7,981	240	8,221	8,764
Debt of consolidated investment entities	—	—	158	158	158

6. Investments
SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost and fair value of our available for sale securities:

(in millions)	Amortized Cost	Allowance for Credit Losses(a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
Bonds available for sale:
U.S. government and government sponsored entities	$3,225	$—	$30	$(78)	$3,177
Obligations of states, municipalities and political subdivisions	3,062	—	47	(78)	3,031
Non-U.S. governments	7,119	(1)	58	(449)	6,727
Corporate debt	36,090	(18)	356	(1,615)	34,813
Mortgage-backed, asset-backed and collateralized:
RMBS	9,121	(6)	277	(340)	9,052
CMBS	3,591	(5)	47	(68)	3,565
CLO/ABS	5,678	—	32	(48)	5,662
Total mortgage-backed, asset-backed and collateralized	18,390	(11)	356	(456)	18,279
Total bonds available for sale(b)	$67,886	$(30)	$847	$(2,676)	$66,027
December 31, 2024
Bonds available for sale:
U.S. government and government sponsored entities	$3,346	$—	$20	$(99)	$3,267
Obligations of states, municipalities and political subdivisions	3,223	—	32	(112)	3,143
Non-U.S. governments	8,644	(1)	54	(590)	8,107
Corporate debt	33,031	(28)	581	(1,758)	31,826
Mortgage-backed, asset-backed and collateralized:
RMBS	8,820	(6)	209	(419)	8,604
CMBS	3,988	(3)	32	(91)	3,926
CLO/ABS	5,143	—	34	(44)	5,133
Total mortgage-backed, asset-backed and collateralized	17,951	(9)	275	(554)	17,663
Total bonds available for sale(b)	$66,195	$(38)	$962	$(3,113)	$64,006
(a)Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(b)At March 31, 2025 and December 31, 2024, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $5.5 billion or 8 percent and $3.6 billion or 6 percent, respectively.

AIG | First Quarter 2025 Form 10-Q	21

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

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2025
Bonds available for sale:
U.S. government and government sponsored entities	$655	$7	$355	$71	$1,010	$78
Obligations of states, municipalities and political subdivisions	733	13	582	65	1,315	78
Non-U.S. governments	1,947	60	1,749	385	3,696	445
Corporate debt	10,136	220	10,037	1,356	20,173	1,576
RMBS	1,407	42	1,843	272	3,250	314
CMBS	801	12	650	46	1,451	58
CLO/ABS	2,497	20	298	28	2,795	48
Total bonds available for sale	$18,176	$374	$15,514	$2,223	$33,690	$2,597

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2024
Bonds available for sale:
U.S. government and government sponsored entities	$1,718	$21	$358	$78	$2,076	$99
Obligations of states, municipalities and political subdivisions	1,502	33	586	79	2,088	112
Non-U.S. governments	1,964	55	3,446	534	5,410	589
Corporate debt	10,347	234	10,907	1,515	21,254	1,749
RMBS	3,711	58	2,147	343	5,858	401
CMBS	1,052	18	992	71	2,044	89
CLO/ABS	1,368	9	315	35	1,683	44
Total bonds available for sale	$21,662	$428	$18,751	$2,655	$40,413	$3,083
At March 31, 2025, we held 10,707 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 5,239 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2024, we held 12,274 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 5,984 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at March 31, 2025 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.

22	AIG | First Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale
The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

March 31, 2025	Total Fixed Maturity Securities Available for Sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
Due in one year or less	$4,290	$4,210
Due after one year through five years	22,473	22,353
Due after five years through ten years	16,601	16,085
Due after ten years	6,113	5,100
Mortgage-backed, asset-backed and collateralized	18,379	18,279
Total	$67,856	$66,027
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended March 31,
	2025		2024
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$16	$278	$15	$116
For the three months ended March 31, 2025 and 2024, the aggregate fair value of available for sale securities sold was $4.8 billion and $2.4 billion, respectively, which resulted in net realized gains (losses) of $(262) million and $(101) million, respectively. Included within the net realized gains (losses) are $(7) million and $(15) million of net realized gains (losses) for the three months ended March 31, 2025 and 2024, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

(in millions)	March 31, 2025		December 31, 2024
	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
Obligations of states, municipalities and political subdivisions	$51	3%	$50	3%
Non-U.S. governments	22	1	24	2
Corporate debt	284	19	282	19
Mortgage-backed, asset-backed and collateralized:
RMBS	100	7	100	7
CMBS	42	3	43	3
CLO/ABS and other collateralized securities	255	17	246	17
Total mortgage-backed, asset-backed and collateralized	397	27	389	27
Total fixed maturity securities	754	50	745	51
Equity securities	733	50	704	49
Total	$1,487	100%	$1,449	100%

AIG | First Quarter 2025 Form 10-Q	23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	March 31, 2025	December 31, 2024
Alternative investments(a)	$4,133	$4,032
Retained investment in Corebridge using fair value option	4,018	3,810
All other investments(b)	1,836	1,986
Total	$9,987	$9,828
(a)At March 31, 2025, includes hedge funds of $200 million and private equity funds of $3.7 billion. At December 31, 2024, included hedge funds of $187 million and private equity funds of $3.6 billion. Private equity funds investments include limited partnerships, direct equities and real estate partnerships. Also includes investments in real estate, net of accumulated depreciation. At March 31, 2025 and December 31, 2024, the accumulated depreciation was $164 million and $161 million, respectively.
(b)All other investments include mainly bank deposits with a maturity greater than one year and investments in joint ventures with strategic partners.
NET INVESTMENT INCOME
The following table presents the components of Net investment income:

Three Months Ended March 31,	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$790	$22	$812	$765	$22	$787
Other fixed maturity securities	—	11	11	(5)	7	2
Equity securities	9	—	9	88	—	88
Interest on mortgage and other loans	44	7	51	68	9	77
Alternative investments(a)	43	—	43	55	(1)	54
Other investments(b)	217	—	217	22	2	24
Total investment income	1,103	40	1,143	993	39	1,032
Investment expenses	38	—	38	53	—	53
Net investment income	$1,065	$40	$1,105	$940	$39	$979
(a)Includes income from hedge funds, private equity funds and real estate investments. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.
(b)Includes dividends received from Corebridge and changes in its stock price of $31 million and $209 million, respectively, for the three months ended March 31, 2025.
NET REALIZED GAINS AND LOSSES
The following table presents the components of Net realized gains (losses):

Three Months Ended March 31,	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(255)	$(7)	$(262)	$(86)	$(15)	$(101)
Change in allowance for credit losses on fixed maturity securities	8	—	8	(1)	—	(1)
Change in allowance for credit losses on loans	5	4	9	(8)	(2)	(10)
Foreign exchange transactions	220	6	226	59	(3)	56
All other derivatives and hedge accounting	(28)	(6)	(34)	(48)	2	(46)
Sales of alternative investments	—	—	—	10	(1)	9
Other	(10)	1	(9)	15	—	15
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(60)	(2)	(62)	(59)	(19)	(78)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(41)	(41)	—	(9)	(9)
Net realized gains (losses)	$(60)	$(43)	$(103)	$(59)	$(28)	$(87)

24	AIG | First Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

Three Months Ended March 31,
(in millions)	2025	2024
Fixed maturity securities*	$322	$(132)
*Excludes net unrealized gains and losses attributable to businesses held for sale or reclassified to discontinued operations at March 31, 2024.
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other investments still held at the reporting date:

Three Months Ended March 31,	2025			2024
(in millions)	Equities	Other Invested Assets*	Total	Equities	Other Invested Assets	Total
Net gains recognized during the period on equity securities and other investments	$9	$233	$242	$88	$83	$171
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	13	(1)	12	40	(1)	39
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(4)	$234	$230	$48	$84	$132
*Includes unrealized gains (losses) on AIG’s ownership interest in Corebridge of $209 million in the three months ended March 31, 2025.
EVALUATING INVESTMENTS FOR AN ALLOWANCE FOR CREDIT LOSSES AND IMPAIRMENTS
For a discussion of our policy for evaluating investments for an allowance for credit losses, see Note 6 to the Consolidated Financial Statements in the 2024 Annual Report.
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Three Months Ended March 31,	2025			2024
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Balance, beginning of year	$10	$28	$38	$13	$21	$34
Additions:
Securities for which allowance for credit losses was not previously recorded	—	2	2	—	4	4
Reductions:
Securities sold during the period	—	(4)	(4)	—	1	1
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	1	1	2	(10)	7	(3)
Write-offs charged against the allowance	—	(8)	(8)	—	(8)	(8)
Balance, end of period	$11	$19	$30	$3	$25	$28
Purchased Credit Deteriorated Securities
We purchase certain RMBS securities that have experienced more-than-insignificant deterioration in credit quality since origination. These are referred to as PCD assets. At the time of purchase an allowance is recognized for these PCD assets by adding it to the purchase price to arrive at the initial amortized cost. There is no credit loss expense recognized upon acquisition of a PCD asset. When determining the initial allowance for credit losses, management considers the historical performance of underlying assets and available market information as well as bond-specific structural considerations, such as credit enhancement and the priority of payment structure of the security. In addition, the process of estimating future cash flows includes, but is not limited to, the following critical inputs:
•Current delinquency rates;
•Expected default rates and the timing of such defaults;
•Loss severity and the timing of any recovery; and
•Expected prepayment speeds.

AIG | First Quarter 2025 Form 10-Q	25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Subsequent to the acquisition date, the PCD assets follow the same accounting as other structured securities that are not high credit quality.
We did not purchase securities with more than insignificant credit deterioration since their origination during the three months ended March 31, 2025 and 2024.
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
The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	March 31, 2025	December 31, 2024
Securities collateral pledged to us	$2,257	$2,853
At March 31, 2025 and December 31, 2024, the carrying value of reverse repurchase agreements totaled $2.2 billion and $2.8 billion, respectively.
All secured financing transactions are collateralized and margined on a daily basis consistent with market standards and subject to enforceable master netting arrangements with rights of set off. We do not currently offset any such transactions.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements and certain reinsurance contracts, was $7.9 billion and $7.8 billion at March 31, 2025 and December 31, 2024, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $13 million and $13 million of stock in FHLBs at March 31, 2025 and December 31, 2024, respectively. In addition, our subsidiaries have pledged securities available for sale with a fair value of $1.8 billion at March 31, 2025 and $1.6 billion at December 31, 2024.
Investments held in escrow accounts or otherwise subject to restriction as to their use were $73 million and $73 million, comprised of bonds available for sale and short-term investments at March 31, 2025 and December 31, 2024, respectively.
Reinsurance transactions between AIG and Fortitude Re were structured as modified coinsurance (modco) and loss portfolio transfer arrangements with funds withheld.

26	AIG | First Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

7. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	March 31, 2025	December 31, 2024
Commercial mortgages(a)	$3,292	$3,305
Life insurance policy loans	5	6
Commercial loans, other loans and notes receivable(b)	595	721
Total mortgage and other loans receivable(c)	3,892	4,032
Allowance for credit losses(c)(d)	(155)	(164)
Mortgage and other loans receivable, net(c)	$3,737	$3,868
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in California and New York representing the largest geographic concentrations (aggregating approximately 14 percent and 11 percent, respectively, at March 31, 2025 and 14 percent and 12 percent, respectively, at December 31, 2024).
(b)There were no loans that were held-for-sale carried at lower of cost or market as of March 31, 2025 and December 31, 2024.
(c)Excludes $37.6 billion at both March 31, 2025 and December 31, 2024 of loans receivable from AIG Financial Products Corp. (AIGFP), which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1 to the Consolidated Financial Statements in the 2024 Annual Report.
(d)Does not include allowance for credit losses of $8 million at both March 31, 2025 and December 31, 2024, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of March 31, 2025 and December 31, 2024, $259 million and $252 million, respectively, of commercial mortgage loans were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, accrued interest receivable was $16 million and $15 million, respectively, associated with commercial mortgage loans.
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
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

March 31, 2025	2025	2024	2023	2022	2021	Prior	Total
(in millions)
>1.2X	$10	$124	$502	$194	$562	$1,521	$2,913
1.00 - 1.20X	—	30	10	16	18	49	123
<1.00X	—	—	—	—	32	224	256
Total commercial mortgages	$10	$154	$512	$210	$612	$1,794	$3,292

December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
(in millions)
>1.2X	$120	$484	$185	$563	$79	$1,482	$2,913
1.00 - 1.20X	26	10	15	17	—	49	117
<1.00X	—	—	—	32	—	243	275
Total commercial mortgages	$146	$494	$200	$612	$79	$1,774	$3,305

AIG | First Quarter 2025 Form 10-Q	27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

March 31, 2025	2025	2024	2023	2022	2021	Prior	Total
(in millions)
Less than 65%	$10	$114	$426	$187	$462	$1,044	$2,243
65% to 75%	—	—	86	—	84	316	486
76% to 80%	—	—	—	—	—	74	74
Greater than 80%	—	40	—	23	66	360	489
Total commercial mortgages	$10	$154	$512	$210	$612	$1,794	$3,292

December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
(in millions)
Less than 65%	$107	$433	$177	$485	$71	$1,012	$2,285
65% to 75%	—	40	—	54	—	317	411
76% to 80%	—	—	—	31	—	51	82
Greater than 80%	39	21	23	42	8	394	527
Total commercial mortgages	$146	$494	$200	$612	$79	$1,774	$3,305
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.8x at both March 31, 2025 and December 31, 2024. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 67 percent and 65 percent at March 31, 2025 and December 31, 2024, respectively. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
The following table presents supplementary credit quality information related to commercial mortgages:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
March 31, 2025
Past Due Status:
In good standing	180	$1,117	$962	$350	$288	$252	$122	$3,091	94%
90 days or less delinquent	1	—	5	—	—	—	—	5	—
>90 days delinquent or in process of foreclosure	4	—	137	59	—	—	—	196	6
Total*	185	$1,117	$1,104	$409	$288	$252	$122	$3,292	100%
Allowance for credit losses		$2	$105	$33	$4	$10	$1	$155	5%

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2024
Past Due Status:
In good standing	186	$1,087	$971	$370	$301	$258	$119	$3,106	94%
90 days or less delinquent	1	—	25	—	—	—	—	25	1
>90 days delinquent or in process of foreclosure	3	—	112	62	—	—	—	174	5
Total*	190	$1,087	$1,108	$432	$301	$258	$119	$3,305	100%
Allowance for credit losses		$5	$99	$34	$11	$13	$1	$163	5%
*Does not reflect allowance for credit losses.
METHODOLOGY USED TO ESTIMATE THE ALLOWANCE FOR CREDIT LOSSES
For a discussion of our accounting policy for evaluating Mortgage and other loans receivable for impairment, see Note 7 to the Consolidated Financial Statements in the 2024 Annual Report.

28	AIG | First Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a)(b):

Three Months Ended March 31,	2025			2024
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of year	$163	$1	$164	$138	$2	$140
Addition to (release of) allowance for loan losses	(8)	(1)	(9)	12	1	13
Allowance, end of period	$155	$—	$155	$150	$3	$153
(a)Does not include allowance for credit losses of $8 million and $6 million at March 31, 2025 and 2024, respectively, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
(b)Excludes $37.6 billion of loan receivable from AIGFP, which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1 to the Consolidated Financial Statements in the 2024 Annual Report.
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
There were no loans that had defaulted during the three months ended March 31, 2025 and 2024, that had been previously modified with borrowers experiencing financial difficulties.
AIG closely monitors the performance of the loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans with borrowers experiencing financial difficulty that were modified in the 12 months prior to March 31, 2025 are current and performing in conjunction with their modified terms.

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

AIG | First Quarter 2025 Form 10-Q	29

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 8. Reinsurance

funds withheld payable are recognized in earnings through Net realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.
As of March 31, 2025, $3.3 billion of reserves related to business written by multiple wholly-owned AIG subsidiaries had been ceded to Fortitude Re under these reinsurance transactions.
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	March 31, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$1,918	$1,918	$1,918	$1,918	Fair value through other comprehensive income (loss)
Fixed maturity securities - fair value option	729	729	721	721	Fair value through net investment income
Commercial mortgage loans	477	465	450	437	Amortized cost
Short-term investments	22	22	15	15	Fair value through net investment income
Funds withheld investment assets	3,146	3,134	3,104	3,091
Derivative assets, net(b)	—	—	1	1	Fair value through net realized gains (losses)
Other(c)	81	81	115	115	Amortized cost
Total	$3,227	$3,215	$3,220	$3,207
(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $(2) million ($(2) million after-tax) and $(35) million ($(28) million after-tax), respectively for the three months ended March 31, 2025 and for the year ended December 31, 2024.
(b)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $1 million and $33 million, respectively, as of March 31, 2025. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $9 million and $2 million, respectively, as of December 31, 2024. These derivative assets and liabilities are fully collateralized either by cash or securities.
(c)Primarily comprised of Cash and Accrued investment income.
The impact of the funds withheld arrangements with Fortitude Re was as follows:

Three Months Ended March 31,
(in millions)	2025	2024
Net investment income - Fortitude Re funds withheld assets	$40	$39
Net realized losses on Fortitude Re funds withheld assets:
Net realized losses - Fortitude Re funds withheld assets	(2)	(19)
Net realized losses - Fortitude Re funds withheld embedded derivative	(41)	(9)
Net realized losses on Fortitude Re funds withheld assets	(43)	(28)
Income (loss) from continuing operations before income tax expense (benefit)	(3)	11
Income tax expense (benefit)(a)	(1)	2
Net income (loss)	(2)	9
Change in unrealized depreciation on available for sale securities(a)	(2)	(8)
Comprehensive income (loss)	$(4)	$1
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
REINSURANCE – CREDIT LOSSES
The estimation of reinsurance recoverables involves a significant amount of judgment, particularly for latent exposures, such as asbestos, due to their long-tail nature. We assess the collectability of reinsurance recoverable balances in each reporting period, through either historical trends of disputes and credit events or financial analysis of the credit quality of the reinsurer. We record adjustments to reflect the results of these assessments through an allowance for credit losses and disputes on uncollectible reinsurance that reduces the carrying amount of reinsurance and deposit accounting assets on the consolidated balance sheets (collectively, reinsurance recoverables). This estimate requires significant judgment for which key considerations include:
•paid and unpaid amounts recoverable;
•whether the balance is in dispute or subject to legal collection;

30	AIG | First Quarter 2025 Form 10-Q

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
The total reinsurance recoverables as of March 31, 2025 were $41.5 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 84 percent of the reinsurance recoverables were investment grade; (ii) approximately 14 percent of the reinsurance recoverables were non-investment grade and (iii) approximately 2 percent of the reinsurance recoverables related to entities that were not rated by AIG.
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
As of March 31, 2025 and December 31, 2024, approximately 80 percent and 81 percent, respectively, of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

Three Months Ended March 31,
(in millions)	2025	2024
Balance, beginning of period	$269	$255
Addition to (release of) allowance for expected credit losses and disputes, net	3	1
Write-offs charged against the allowance for credit losses and disputes	—	(1)
Other changes	7	—
Balance, end of period	$279	$255
Past-Due Status
We consider a reinsurance asset to be past due when it is 90 days past due. The allowance for credit losses is estimated excluding disputed amounts. An allowance for disputes is established using the losses incurred method for contingencies. Past due balances on claims that are not in dispute were not material for any of the periods presented.

9. Deferred Policy Acquisition Costs
DAC represent those costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts. We defer incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract. Such DAC generally include agent or broker commissions and bonuses, premium taxes, and medical and inspection fees that were related directly to the successful acquisition of new or renewal insurance contracts. Each cost is analyzed to assess whether it is fully deferrable. We partially defer costs, including certain commissions, when we do not believe that the entire cost is directly related to the acquisition or renewal of insurance contracts. Commissions that are not deferred to DAC are recorded in General operating and other expenses in the Condensed Consolidated Statements of Income (Loss).
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

AIG | First Quarter 2025 Form 10-Q	31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Deferred Policy Acquisition Costs

The following table presents a rollforward of DAC:

Three Months Ended March 31,
(in millions)	2025	2024
Balance, beginning of year	$2,065	$2,117
Capitalization	750	882
Amortization expense	(825)	(838)
Other, including foreign exchange	19	(57)
Balance, end of period	$2,009	$2,104

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
For unconsolidated VIEs we calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE, (ii) the notional amount of VIE assets or liabilities where we have also provided credit protection to the VIE with the VIE as the referenced obligation, and (iii) other commitments and guarantees to the VIE.
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(c)	Off-Balance Sheet		Total
March 31, 2025
Real estate and investment entities(a)	$374,337	$3,188	$1,136	(d)	$4,324
Other(b)	4,452	159	756	(e)	915
Total	$378,789	$3,347	$1,892		$5,239
December 31, 2024
Real estate and investment entities(a)	$367,661	$2,723	$839	(d)	$3,562
Other(b)	4,639	255	754	(e)	1,009
Total	$372,300	$2,978	$1,593		$4,571
(a)Comprised primarily of hedge funds and private equity funds.
(b)At March 31, 2025 and December 31, 2024, excludes approximately $1,745 million and $1,925 million, respectively, of VIE assets related to AIGFP and its consolidated subsidiaries, with maximum off-balance sheet exposure to loss of $1,721 million and $1,894 million, respectively. For additional information, see Note 1 to the Consolidated Financial Statements in the 2024 Annual Report.
(c)At March 31, 2025 and December 31, 2024, $3.4 billion and $2.9 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.
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

32	AIG | First Quarter 2025 Form 10-Q

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
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2025				December 31, 2024
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Foreign exchange contracts	$788	$46	$855	$71	$879	$66	$906	$109
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	874	250	948	278	841	277	913	304
Foreign exchange contracts	2,465	163	2,047	151	3,095	230	1,707	158
Equity contracts	21	15	21	15	29	20	29	20
Credit contracts(b)	52	31	147	31	52	31	147	31
Other contracts(c)	—	—	—	—	—	—	—	—
Total derivatives, gross	$4,200	$505	$4,018	$546	$4,896	$624	$3,702	$622
Counterparty netting(d)		(225)		(225)		(270)		(270)
Cash collateral(e)		(226)		(240)		(304)		(201)
Total derivatives on Condensed Consolidated Balance Sheets(f)		$54		$81		$50		$151
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)As of March 31, 2025 and December 31, 2024, included CDSs on super senior multi-sector CLO with a net notional amount of $46 million and $48 million (fair value liability of $30 million and $30 million, respectively). The net notional amount represents the maximum exposure to loss on the portfolio.
(c)Consists primarily of stable value wraps and contracts with multiple underlying exposures.
(d)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(e)Represents cash collateral posted and received that is eligible for netting.
(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was $3.2 billion at March 31, 2025 and $3.2 billion at December 31, 2024. Fair value of liabilities related to bifurcated embedded derivatives was zero at both March 31, 2025 and December 31, 2024. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to the funds withheld arrangement with Fortitude Re. For additional information, see Note 8.
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

AIG | First Quarter 2025 Form 10-Q	33

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
Collateral posted by us to third parties for derivative transactions was $412 million and $601 million at March 31, 2025 and December 31, 2024, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $337 million and $595 million at March 31, 2025 and December 31, 2024, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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
We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three months ended March 31, 2025 and 2024, we recognized gains (losses) of $(71) million and $25 million, respectively, included in Change in foreign currency translation adjustments in OCI related to the net investment hedge relationships.
A qualitative methodology is utilized to assess hedge effectiveness.
The following table presents the gain (loss) recognized in income on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Income for:
(in millions)	Hedging Derivatives(a)	Excluded Components(b)	Hedged Items	Net Impact
Three Months Ended March 31, 2025
Foreign exchange contracts:
Net realized gains/(losses)	$(1)	$(1)	$1	$(1)
Three Months Ended March 31, 2024
Foreign exchange contracts:
Net realized gains/(losses)	$(58)	$(12)	$58	$(12)
(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in income on a mark-to-market basis.

34	AIG | First Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Derivatives and Hedge Accounting

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

Three Months Ended March 31,	Gains (Losses) Recognized in Income
(in millions)	2025	2024
By Derivative Type:
Interest rate contracts	$(1)	$(2)
Foreign exchange contracts	(33)	(39)
Credit contracts	—	1
Embedded derivatives	(41)	(9)
Total	$(75)	$(49)
By Classification:
Net realized losses - excluding Fortitude Re funds withheld assets	(28)	(42)
Net realized losses on Fortitude Re funds withheld assets*	(47)	(7)
Total	$(75)	$(49)
*Includes over-the-counter derivatives supporting the funds withheld arrangements with Fortitude Re and the embedded derivative contained within the funds withheld payable with Fortitude Re.
CREDIT RISK-RELATED CONTINGENT FEATURES
We estimate that at March 31, 2025, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $5 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $30 million and $30 million at March 31, 2025 and December 31, 2024, respectively. The aggregate fair value of assets posted as collateral under these contracts at March 31, 2025 and December 31, 2024, was approximately $30 million and $30 million, respectively.

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
Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.1 billion and $12.1 billion at March 31, 2025 and December 31, 2024, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At March 31, 2025 and December 31, 2024 we held collateral of approximately $8.7 billion and $8.6 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both March 31, 2025 and December 31, 2024.

AIG | First Quarter 2025 Form 10-Q	35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

The following table presents the rollforward of activity in loss reserves:

Three Months Ended March 31,
(in millions)	2025	2024
Liability for unpaid loss and loss adjustment expenses, beginning of year	$69,168	$70,393
Reinsurance recoverable	(29,026)	(30,289)
Net Liability for unpaid loss and loss adjustment expenses, beginning of year	40,142	40,104
Losses and loss adjustment expenses incurred:
Current year	3,809	3,365
Prior years, excluding discount and amortization of deferred gain	(33)	—
Prior years, discount charge (benefit)	40	106
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(22)	(32)
Total losses and loss adjustment expenses incurred	3,794	3,439
Losses and loss adjustment expenses paid:
Current year	(429)	(286)
Prior years	(2,961)	(2,857)
Total losses and loss adjustment expenses paid	(3,390)	(3,143)
Other changes:
Foreign exchange effect	484	(496)
Losses and loss adjustment expenses recognized within gain on divestitures	32	—
Retroactive reinsurance adjustment (net of discount)(b)	35	(8)
Reclassified to held for sale, net of reinsurance recoverables	—	(5)
Total other changes	551	(509)
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	41,097	39,891
Reinsurance recoverable	27,799	30,169
Total	$68,896	$70,060
(a)Includes $5 million and $5 million for the retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), covering U.S. asbestos exposures for the three months ended March 31, 2025 and 2024, respectively.
(b)Includes benefit (charge) from change in discount on retroactive reinsurance in the amount of $1 million and $55 million for the three months ended March 31, 2025 and 2024, respectively.
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
Prior Year Development
During the three months ended March 31, 2025, we recognized favorable prior year loss reserve development of $33 million excluding discount and amortization of deferred gain. The development in this period was largely driven by favorable development in U.S. Property and Global Specialty.
During the three months ended March 31, 2024, we did not recognize any prior year loss reserve development excluding discount and amortization of deferred gain.
Discounting of Loss Reserves
At March 31, 2025 and December 31, 2024, the loss reserves reflect a net loss reserve discount of $1.2 billion and $1.2 billion, respectively, including tabular and non-tabular calculations based upon the following assumptions:
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

36	AIG | First Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

•The tabular workers’ compensation discount is calculated based on the mortality rate used in the 2007 U.S. Life table and interest rates prescribed or permitted by each state (i.e. New York is based on 5 percent interest rate and Pennsylvania and Delaware are based on U.S. Treasury rate plus a liquidity premium). In the case that applying this tabular discount factor to our nominal reserves produces a tabular discount that is greater than the indemnity portion of our case reserves, the tabular discount is capped at our estimate of the indemnity portion of our case reserves (45 percent).
The discount for asbestos reserves has been fully accreted.
At March 31, 2025 and December 31, 2024, the discount consists of $112 million and $107 million of tabular discount, respectively, and $1.0 billion and $1.1 billion of non-tabular discount for workers’ compensation, respectively. During the three months ended March 31, 2025 and 2024, the benefit / (charge) from changes in discount of $(17) million and $(76) million, respectively, were recorded as part of Losses and loss adjustment expenses incurred in the Condensed Consolidated Statements of Income (Loss).
The following table presents the components of the loss reserve discount discussed above:

(in millions)	March 31, 2025	December 31, 2024
U.S. workers' compensation	$2,094	$2,111
Retroactive reinsurance	(935)	(936)
Total reserve discount(a)(b)	$1,159	$1,175
(a)Excludes $190 million and $184 million of discount related to certain long-tail liabilities in the UK at March 31, 2025 and December 31, 2024, respectively.
(b)Includes gross discount of $736 million and $627 million, which was 100 percent ceded to Fortitude Re at March 31, 2025 and December 31, 2024, respectively.
The following table presents the net loss reserve discount benefit (charge):

Three Months Ended March 31,
(in millions)	2025	2024
Current accident year	$23	$30
Accretion and other adjustments to prior year discount	(40)	(106)
Net reserve discount benefit (charge)	(17)	(76)
Change in discount on loss reserves ceded under retroactive reinsurance	1	55
Net change in total reserve discount*	$(16)	$(21)
*Excludes $6 million and $(2) million of discount related to certain long-tail liabilities in the UK for the three months ended March 31, 2025 and 2024, respectively.
Amortization of Deferred Gain on Retroactive Reinsurance
Amortization of the deferred gain on retroactive reinsurance includes $17 million and $27 million related to the adverse development reinsurance cover with NICO for the three months ended March 31, 2025 and 2024, respectively.
Amounts recognized reflect the amortization of the initial deferred gain at inception, as amended for subsequent changes in the deferred gain due to changes in subject reserves.
FUTURE POLICY BENEFITS
Future policy benefits primarily include reserves for Global Accident & Health (short-duration) contracts.

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

AIG | First Quarter 2025 Form 10-Q	37

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
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $1.9 billion and $1.8 billion at March 31, 2025 and December 31, 2024, respectively.
GUARANTEES
Subsidiaries
We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and certain of its subsidiaries. We have also issued guarantees of all present and future payment obligations and liabilities of AIG Markets, Inc.
Due to the deconsolidation of AIGFP and its subsidiaries, as of March 31, 2025, a $100 million guarantee related to the obligations of AIGFP and certain of its subsidiaries was recognized, and is reported in Other liabilities.
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
Other
•For additional information on commitments and guarantees associated with VIEs, see Note 10.
•For additional information on derivatives, see Note 11.

38	AIG | First Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Equity

14. Equity
SHARES OUTSTANDING
Common Stock
The following table presents a rollforward of outstanding shares:

Three Months Ended March 31, 2025	Common Stock Issued	Treasury Stock	Common Stock Outstanding
(in millions)
Shares, beginning of year	1,906.7	(1,300.6)	606.1
Shares issued	—	3.3	3.3
Shares repurchased	—	(29.0)	(29.0)
Shares, end of period	1,906.7	(1,326.3)	580.4
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
For a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries, see Note 18 to the Consolidated Financial Statements in the 2024 Annual Report.
Repurchase of AIG Common Stock
Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through the Securities Exchange Act of 1934, as amended (the Exchange Act) Rule 10b5-1 repurchase plans. Effective April 1, 2025, the Board of Directors authorized the repurchase of $7.5 billion of AIG Common Stock (inclusive of the approximately $3.4 billion remaining under the Board's prior share repurchase authorization).
The timing of any future repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.
Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from April 1, 2025 to April 25, 2025, we repurchased approximately 5 million shares of AIG Common Stock for an aggregate purchase price of approximately $374 million.
DIVIDENDS DECLARED
On May 1, 2025, our Board of Directors declared a cash dividend on AIG Common Stock of $0.45 per share, a 12.5 percent increase from prior quarterly dividends on AIG Common Stock, payable on June 27, 2025 to shareholders of record on June 13, 2025.

AIG | First Quarter 2025 Form 10-Q	39

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Equity

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, December 31, 2024, net of tax	$(4)	$(2,868)	$—	$68	$(3,521)	$(774)	$(7,099)
Change in unrealized appreciation (depreciation) of investments	4	318	—	—	—	—	322
Change in other	—	6	—	—	—	—	6
Change in discount rates	—	—	—	9	—	—	9
Change in foreign currency translation adjustments	—	—	—	—	175	—	175
Change in net actuarial loss	—	—	—	—	—	8	8
Change in deferred tax asset (liability)	—	101	—	(3)	19	(1)	116
Total other comprehensive income	4	425	—	6	194	7	636
Less: Noncontrolling interests	—	—	—	—	1	—	1
Balance, March 31, 2025, net of tax	$—	$(2,443)	$—	$74	$(3,328)	$(767)	$(6,464)

Balance, December 31, 2023, net of tax	$(106)	$(10,888)	$(476)	$1,233	$(2,979)	$(821)	$(14,037)
Change in unrealized appreciation (depreciation) of investments*	72	(1,274)	—	—	—	—	(1,202)
Change in other	—	5	—	—	—	—	5
Change in fair value of market risk benefits, net	—	—	(29)	—	—	—	(29)
Change in discount rates	—	—	—	697	—	—	697
Change in future policy benefits	—	(126)	—	—	—	—	(126)
Change in foreign currency translation adjustments	—	—	—	—	(339)	—	(339)
Change in net actuarial loss	—	—	—	—	—	7	7
Change in prior service cost	—	—	—	—	—	2	2
Change in deferred tax asset (liability)	(15)	105	6	(152)	(14)	(2)	(72)
Total other comprehensive income (loss)	57	(1,290)	(23)	545	(353)	7	(1,057)
Add: Corebridge noncontrolling interests	—	(83)	(5)	15	—	—	(73)
Less: Noncontrolling interests	17	(559)	(11)	258	(3)	—	(298)
Balance, March 31, 2024, net of tax	$(66)	$(11,702)	$(493)	$1,535	$(3,329)	$(814)	$(14,869)
*Includes net unrealized gains and losses attributable to businesses held for sale or reclassified to discontinued operations at March 31, 2024.
The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended March 31, 2025 and 2024, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Three Months Ended March 31, 2025
Unrealized change arising during period	$4	$62	$—	$9	$175	$—	$250
Less: Reclassification adjustments included in net income	—	(262)	—	—	—	(8)	(270)
Total other comprehensive income (loss), before of income tax expense (benefit)	4	324	—	9	175	8	520
Less: Income tax expense (benefit)	—	(101)	—	3	(19)	1	(116)
Total other comprehensive income (loss), net of income tax expense (benefit)	$4	$425	$—	$6	$194	$7	$636

Three Months Ended March 31, 2024
Unrealized change arising during period	$66	$(1,832)	$(29)	$697	$(339)	$2	$(1,435)
Less: Reclassification adjustments included in net income	(6)	(437)	—	—	—	(7)	(450)
Total other comprehensive income (loss), before income tax expense (benefit)	72	(1,395)	(29)	697	(339)	9	(985)
Less: Income tax expense (benefit)	15	(105)	(6)	152	14	2	72
Total other comprehensive income (loss), net of income tax expense (benefit)	$57	$(1,290)	$(23)	$545	$(353)	$7	$(1,057)

40	AIG | First Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Equity

The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Condensed Consolidated Statements of Income (Loss)(a):

	Amount Reclassified from AOCI		Affected Line Item in the
	Three Months Ended March 31,		Condensed Consolidated
(in millions)	2025	2024	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$—	$(6)	Net realized gains (losses)
Total	—	(6)
Unrealized appreciation (depreciation) of all other investments
Investments	(262)	(437)	Net realized gains (losses)
Total	(262)	(437)
Change in retirement plan liabilities adjustment
Prior-service credit	(1)	—	(b)
Actuarial losses	(7)	(7)	(b)
Total	(8)	(7)
Total reclassifications for the period	$(270)	$(450)
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

15. Earnings Per Common Share (EPS)
Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. The diluted EPS computation assumes the issuance of all potentially dilutive common shares outstanding using the treasury stock method or the if-converted method, as applicable, and excludes the effect of anti-dilutive shares.
The following table presents the computation of basic and diluted EPS:

Three Months Ended March 31,
(dollars in millions, except per common share data)	2025	2024
Numerator for EPS:
Income (loss) from continuing operations	$698	$797
Less: Preferred stock dividends and preferred stock redemption premiums	—	22
Income (loss) attributable to AIG common shareholders from continuing operations	698	775

Income (loss) from discontinued operations, net of income tax expense	—	803
Less: Net income attributable to noncontrolling interests	—	384
Income (loss) from discontinued operations, net of noncontrolling interest	—	419
Net income (loss) attributable to AIG common shareholders	$698	$1,194
Denominator for EPS:
Weighted average common shares outstanding - basic	593,839,665	682,576,848
Dilutive common shares	5,400,381	5,384,670
Weighted average common shares outstanding - diluted(a)	599,240,046	687,961,518
Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$1.18	$1.14
Income from discontinued operations	$—	$0.61
Income (loss) attributable to AIG common shareholders	$1.18	$1.75
Diluted:
Income (loss) from continuing operations	$1.16	$1.13
Income from discontinued operations	$—	$0.61
Income (loss) attributable to AIG common shareholders	$1.16	$1.74
(a)Potential dilutive common shares are due to our share-based employee compensation plans and agreements. The number of potential common shares excluded from diluted shares outstanding was 161,754 and 141,749 for the three months ended March 31, 2025 and 2024, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.
For information regarding our repurchases of AIG Common Stock, see Note 14.

AIG | First Quarter 2025 Form 10-Q	41

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
INTERIM TAX EXPENSE (BENEFIT)
For the three months ended March 31, 2025, the effective tax rate on income from continuing operations was 27.3 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, certain non-deductible expenses and state and local income taxes, partially offset by tax benefits related to closure of tax audits in Germany and California, and excess tax benefits related to share-based compensation payments recorded through the income statement. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the three months ended March 31, 2024, the effective tax rate on income from continuing operations was 24.7 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, state and local income taxes and certain non-deductible expenses. These tax charges were partially offset by tax benefits related to tax exempt income and the excess tax benefits related to share-based compensation payments recorded through the income statement. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
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

42	AIG | First Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Income Taxes

After factoring in multiple data points and assessing the relative weight of all positive and negative evidence, we concluded that a valuation allowance of $300 million should remain on a portion of AIG's U.S. federal consolidated income tax group tax attribute carryforwards that are not more likely than not to be realized. Accordingly, during the three months ended March 31, 2025, we recorded no change in valuation allowance.
For the three months ended March 31, 2025, recent changes in market conditions, including changes in interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of our general insurance and non-insurance companies, resulting in a decrease to deferred tax assets related to net unrealized tax capital losses. The deferred tax assets relate to the unrealized tax capital losses for which the carryforward period has not yet begun. As of March 31, 2025, based on all available evidence, we concluded that a valuation allowance of $394 million is necessary on deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized. For the three months ended March 31, 2025, we recorded a decrease in valuation allowance of $115 million associated with the unrealized tax capital losses in AIG's available for sale securities portfolio. The valuation allowance decrease was allocated to other comprehensive income.
For the three months ended March 31, 2025, we recognized a net $2 million decrease in deferred tax asset valuation allowance associated with certain foreign jurisdictions.
TAX EXAMINATIONS
We are currently under examination by the IRS for the tax years 2011 through 2019. We continue to engage in the IRS Appeals process for certain disagreed issues related to tax years 2007 through 2010. These tax years are still subject to ongoing computational review by IRS Appeals.
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
At both March 31, 2025 and December 31, 2024, our unrecognized tax benefits, excluding interest and penalties, were $1.4 billion. At both March 31, 2025 and December 31, 2024, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.4 billion. Unrecognized tax benefits that would not affect the effective tax rate generally relate to such factors as the timing, rather than the permissibility of the deduction.
Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At March 31, 2025 and December 31, 2024, we had accrued liabilities of $41 million and $53 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the three months ended March 31, 2025 and 2024, we accrued expense (benefit) of $(12) million and $0 million, respectively, for the payment of interest and penalties.
Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

AIG | First Quarter 2025 Form 10-Q	43

ITEM 2 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

Glossary and Acronyms of Selected Insurance Terms and References
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.
This discussion contains a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 (the 2024 Annual Report) to assist readers seeking additional information related to a particular subject.
In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, we use the terms “AIG,” “we,” “us,” “our” or "the Company" to refer to American International Group, Inc., a Delaware corporation, and its consolidated subsidiaries. We use the term “AIG Parent” to refer solely to American International Group, Inc., and not to any of its consolidated subsidiaries.

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

44	AIG | First Quarter 2025 Form 10-Q

All forward-looking statements involve risks, uncertainties and other factors that may cause actual results and financial condition to differ, possibly materially, from the results and financial condition expressed or implied in the forward-looking statements. Factors that could cause actual results to differ, possibly materially, from those in specific projections, targets, goals, plans, assumptions and other forward-looking statements include, without limitation:
•the impact of adverse developments affecting economic conditions in the markets in which we operate in the U.S. and globally, including financial market conditions, macroeconomic trends, changes in trade policies, including tariffs, fluctuations in interest rates and foreign currency exchange rates, inflationary pressures, including social inflation, pressures on the commercial real estate market, and geopolitical events or conflicts;
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
•changes in the valuation of our investments;
•our reliance on third-party investment managers;
•nonperformance or defaults by counterparties;
•our reliance on third parties to provide certain business and administrative services;
•our ability to adequately assess risk and estimate related losses as well as the effectiveness of our enterprise risk management policies and procedures;
•changes in judgments or assumptions concerning insurance underwriting and insurance liabilities;
•concentrations of our insurance, reinsurance and other risk exposures;
•availability of adequate reinsurance or access to reinsurance on acceptable terms;
•changes to tax laws in the U.S. and other countries in which we operate;
•the effectiveness of strategies to retain and recruit key personnel and to implement effective succession plans;
•the effects of sanctions and the failure to comply with those sanctions;
•difficulty in marketing and distributing products through current and future distribution channels;
•actions by rating agencies with respect to our credit and financial strength ratings as well as those of its businesses and subsidiaries;
•changes in judgments concerning the recognition of deferred tax assets and the impairment of goodwill;
•our ability to successfully dispose of, monetize and/or acquire businesses or assets or successfully integrate acquired businesses, and the anticipated benefits thereof
•our ability to address evolving global stakeholder expectations and regulatory requirements including with respect to environmental, social and governance matters;
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
–Part I, Item 2. MD&A of this Quarterly Report on Form 10-Q;
–Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of the 2024 Annual Report; and
–our other filings with the Securities and Exchange Commission (SEC).

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

AIG | First Quarter 2025 Form 10-Q	45

46	AIG | First Quarter 2025 Form 10-Q

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

AIG | First Quarter 2025 Form 10-Q	47

ITEM 2 | Use of Non-GAAP Measures

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
•non-operating pension expense;
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
Results from discontinued operations, including Corebridge, are excluded from all of these measures.

48	AIG | First Quarter 2025 Form 10-Q

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
For a complete discussion of our critical accounting estimates, see Part II, Item 7. MD&A – Critical Accounting Estimates in the 2024 Annual Report.

Executive Summary
OVERVIEW
This overview of the MD&A highlights selected information and may not contain all of the information that is important to current or potential investors in our securities. You should read this Quarterly Report on Form 10-Q, together with the 2024 Annual Report, in their entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.
OPERATING STRUCTURE
We report the results of our businesses through three segments and Other Operations. The three segments are North America Commercial, International Commercial and Global Personal. Other Operations predominantly consists of Net Investment Income from our AIG Parent liquidity portfolio, Corebridge dividend income, corporate General operating expenses, and Interest expense. Prior years’ presentations have been recast to conform to the new reportable segments. Our General Insurance business (General Insurance) consists of our three segments and the Net investment income related to our insurance operations.
On June 9, 2024, AIG waived its right to majority representation on the Corebridge Board of Directors and one of AIG's designees resigned from the Corebridge Board of Directors as of June 9, 2024 (the Deconsolidation Date). As a result, AIG met the requirements for the deconsolidation of Corebridge. The historical financial results of Corebridge, for all periods presented, are reflected in these Condensed Consolidated Financial Statements as discontinued operations.
For additional information on our segments, see Note 3 to the Condensed Consolidated Financial Statements, and for information regarding the separation of Life and Retirement, see Note 4 to the Condensed Consolidated Financial Statements.

AIG | First Quarter 2025 Form 10-Q	49

ITEM 2 | Executive Summary

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
For information regarding our regulation and supervision by different regulatory authorities in the United States and abroad, see Part I, Item 1. Business – Regulation and Part I, Item 1A. Risk Factors – Regulation in the 2024 Annual Report.
Impact of Changes in the Interest Rate Environment
Certain global benchmark interest rates continued to fluctuate in 2025 as markets reacted to change in inflation trends, geopolitical risk and uncertainties and the decisions of the global central banks. Our Net investment income is impacted by market interest rates as well as the deployment of asset allocation strategies to enhance yield, manage duration and interest rate risk. The changes in interest rates and credit spreads impact our ability to reinvest future cash flows at rates equal or greater than the rates on sales and maturities. For additional information on our investment and asset-liability management strategies, see Investments.
Impact of Currency Volatility
Currency volatility remains acute. The value of the U.S. dollar compared to the Euro, British pound and the Japanese yen (the Major Currencies) impacts income for our businesses with substantial international operations. In particular, growth trends in net premiums written reported in U.S. dollars can differ significantly from those measured in original currencies. The net effect on underwriting results, however, is significantly mitigated, as both revenues and expenses are similarly affected.
These currencies may continue to fluctuate, especially as a result of concerns regarding international trade, future economic growth and other macroeconomic factors, and such fluctuations will affect net premiums written growth trends reported in U.S. dollars, as well as financial statement line item comparability.
General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

Three Months Ended March 31,
Rate for 1 USD	2025	2024	Percentage Change
Major Currency:
GBP	0.80	0.79	1%
EUR	0.96	0.92	4%
JPY	154.02	146.61	5%
Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

50	AIG | First Quarter 2025 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three months ended March 31, 2025 and 2024. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.
For information regarding the critical accounting estimates that affect our results of operations, see Critical Accounting Estimates in this MD&A and Part II, Item 7. MD&A – Critical Accounting Estimates in the 2024 Annual Report.
The following table presents our consolidated results of operations and other key financial metrics:

Three Months Ended March 31,			Percentage Change
(in millions)	2025	2024
Revenues:
Premiums	$5,770	$5,871	(2)%
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	1,065	940	13
Net investment income - Fortitude Re funds withheld assets	40	39	3
Total net investment income	1,105	979	13
Net realized losses:
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(60)	(59)	(2)
Net realized losses on Fortitude Re funds withheld assets	(2)	(19)	89
Net realized losses on Fortitude Re funds withheld embedded derivative	(41)	(9)	(356)
Total net realized losses	(103)	(87)	(18)
Other income	11	—	NM
Total revenues	6,783	6,763	—
Benefits, losses and expenses:
Losses and loss adjustment expenses incurred	3,794	3,513	8
Amortization of deferred policy acquisition costs	825	838	(2)
General operating and other expenses	1,115	1,238	(10)
Interest expense	92	116	(21)
Net gain on divestitures and other	(3)	—	NM
Total benefits, losses and expenses	5,823	5,705	2
Income from continuing operations before income tax expense	960	1,058	(9)
Income tax expense	262	261	—
Income from continuing operations	698	797	(12)
Income from discontinued operations, net of income taxes	—	803	NM
Net income	698	1,600	(56)
Less: Net income attributable to noncontrolling interests	—	384	NM
Net income attributable to AIG	698	1,216	(43)
Less: Dividends on preferred stock and preferred stock redemption premiums	—	22	NM
Net income attributable to AIG common shareholders	$698	$1,194	(42)%

(in millions, except per share data)	March 31, 2025	December 31, 2024
Balance sheet data:
Total assets	$161,864	$161,322
Long-term debt	8,596	8,764
Total AIG shareholders’ equity	41,431	42,521
Book value per share	71.38	70.16
Adjusted book value per share	74.45	73.79
Core operating book value per share	61.72	61.75

AIG | First Quarter 2025 Form 10-Q	51

ITEM 2 | Consolidated Results of Operations

NET INCOME (LOSS) ATTRIBUTABLE TO AIG COMMON SHAREHOLDERS
Three Months Ended March 31, 2025 and 2024 Comparison
Net income (loss) attributable to AIG common shareholders decreased $496 million due to the following:
•a decrease in Income (loss) from discontinued operations, net of income taxes of $803 million as a result of the deconsolidation of Corebridge; and
•a decrease in underwriting income primarily driven by higher catastrophe losses of $419 million partially offset by favorable prior year reserve development of $33 million, which does not reflect the benefit of recoveries under a retroactive adverse development cover, as well as lower expense ratio.
The decrease in Net income (loss) attributable to AIG common shareholders was partially offset by the following:
•a decrease in net income attributable to noncontrolling interest of $384 million primarily driven by Corebridge; and
•an increase in Net investment income of $126 million primarily driven by dividends received from Corebridge of $31 million and changes in its stock price of $209 million, partially offset by a decrease in the fair value of equity securities of $79 million.
INCOME TAX EXPENSE ANALYSIS
For the three months ended March 31, 2025 and 2024, the effective tax rate on income (loss) from continuing operations was 27.3 percent and 24.7 percent, respectively.
For additional information, see Note 16 to the Condensed Consolidated Financial Statements.
NON-GAAP RECONCILIATIONS
The following table presents reconciliations of Book value per share to Adjusted book value per share and Core operating book value per share, which are non-GAAP measures. For additional information, see Use of Non-GAAP Measures.

	March 31,	December 31,
(in millions, except per share data)	2025	2024
Total AIG common shareholders' equity	$41,431	$42,521
Less: Investments related AOCI	(2,443)	(2,872)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(664)	(667)
Subtotal: Investments AOCI	(1,779)	(2,205)
AIG adjusted common shareholders' equity	$43,210	$44,726

Total AIG common shareholders' equity	$41,431	$42,521
Less: AIG's ownership interest in Corebridge	4,018	3,810
Less: Investments related AOCI - AIG	(2,443)	(2,872)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets - AIG	(664)	(667)
Subtotal: Investments AOCI - AIG	(1,779)	(2,205)
Less: Deferred tax assets	3,370	3,489
AIG core operating shareholders' equity	$35,822	$37,427

Total common shares outstanding	580.4	606.1

Book value per share	$71.38	$70.16
Adjusted book value per share	74.45	73.79
Core operating book value per share	61.72	61.75

52	AIG | First Quarter 2025 Form 10-Q

ITEM 2 | Consolidated Results of Operations

The following table presents reconciliations of Return on equity to Adjusted return on equity and Core operating return on equity, which are non-GAAP measures. For additional information, see Use of Non-GAAP Measures.

	Three Months Ended March 31,		Year Ended December 31,
(dollars in millions)	2025	2024	2024
Actual or annualized net income (loss) attributable to AIG common shareholders	$2,792	$4,776	$(1,426)

Actual or annualized adjusted after-tax income attributable to AIG common shareholders	$2,808	$3,448	$3,254

Average AIG common shareholders' equity	$41,976	$44,126	$44,051
Less: Average investments AOCI	(1,992)	(9,534)	(5,132)
Average AIG adjusted common shareholders' equity	$43,968	$53,660	$49,183

Average AIG common shareholders' equity	$41,976	$44,126	$44,051
Less: Average AIG's ownership interest in Corebridge	3,914	6,666	6,770
Less: Average Investments AOCI - AIG	(1,992)	(2,581)	(2,351)
Less: Average deferred tax assets	3,430	4,233	3,998
Average AIG core operating shareholders' equity	$36,624	$35,808	$35,634

Return on equity	6.7%	10.8%	(3.2)%
Adjusted return on equity	6.4	6.4	6.6
Core operating return on equity	7.7	9.6	9.1
The following table presents a reconciliation of pre-tax income (loss)/net income (loss) attributable to AIG to adjusted pre-tax income (loss)/adjusted after-tax income (loss) attributable to AIG:

Three Months Ended March 31,	2025				2024
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(a)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(a)	After Tax
Pre-tax income/net income, including noncontrolling interests	$960	$262	$—	$698	$1,058	$261	$—	$1,600
Noncontrolling interests(a)			—	—			(384)	(384)
Pre-tax income/net income attributable to AIG - including discontinued operations	$960	$262	$—	$698	$1,058	$261	$(384)	$1,216
Dividends on preferred stock and preferred stock redemption premiums				—				22
Net income attributable to AIG common shareholders				$698				$1,194
Changes in uncertain tax positions and other tax adjustments		6	—	(6)		3	—	(3)
Deferred income tax valuation allowance releases		2	—	(2)		5	—	(5)
Changes in the fair values of equity securities and AIG's investment in Corebridge	(217)	(46)	—	(171)	(88)	(19)	—	(69)
Loss on extinguishment of debt and preferred stock redemption premiums	—	—	—	—	—	—	—	15
Net investment income on Fortitude Re funds withheld assets	(40)	(8)	—	(32)	(39)	(8)	—	(31)
Net realized losses on Fortitude Re funds withheld assets	2	—	—	2	19	4	—	15
Net realized losses on Fortitude Re funds withheld embedded derivative	41	9	—	32	9	2	—	7
Net realized (gains) losses(b)	66	(38)	—	104	55	7	—	48
Income from discontinued operations				—				(803)
Net gain on divestitures and other	(3)	(1)	—	(2)	—	—	—	—
Non-operating litigation reserves and settlements	(11)	(2)	—	(9)	—	—	—	—
Unfavorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	9	2	—	7	2	—	—	2
Net loss reserve discount charge	17	3	—	14	76	16	—	60
Net results of businesses in run-off(c)	(5)	(1)	—	(4)	(7)	(1)	—	(6)
Non-operating pension expense	5	1	—	4	—	—	—	—
Integration and transaction costs associated with acquiring or divesting businesses	5	1	—	4	(3)	(1)	—	(2)
Restructuring and other costs	76	16	—	60	67	14	—	53
Non-recurring costs related to regulatory or accounting changes	4	1	—	3	4	1	—	3
Noncontrolling interests(a)			—	—			384	384
Adjusted pre-tax income (loss)/Adjusted after-tax income (loss) attributable to AIG common shareholders	$909	$207	$—	$702	$1,153	$284	$—	$862
Weighted average diluted shares outstanding				599.2				688.0
Income per common share attributable to AIG common shareholders (diluted)				$1.16				$1.74
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)				$1.17				$1.25
(a)Noncontrolling interest primarily relates to Corebridge and is the portion of Corebridge earnings that AIG did not own. Corebridge is consolidated until June 9, 2024. The historical results of Corebridge owned by AIG are reflected in Income (loss) from discontinued operations, net of income taxes.

AIG | First Quarter 2025 Form 10-Q	53

ITEM 2 | Consolidated Results of Operations

(b)Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.
(c)In the fourth quarter of 2024, AIG realigned and began excluding the net results of run-off businesses previously reported in Other Operations from Adjusted pre-tax income. Historical results have been recast to reflect these changes.
PRE-TAX INCOME (LOSS) COMPARISON
Pre-tax income was $960 million and $1.1 billion in the three months ended March 31, 2025 and 2024, respectively.
For the main drivers impacting AIG’s results of operations, see – Net Income (Loss) Attributable to AIG Common Shareholders above.
ADJUSTED PRE-TAX INCOME (LOSS) COMPARISON
Adjusted pre-tax income was $909 million and $1.2 billion in the three months ended March 31, 2025 and 2024, respectively.
For the main drivers impacting AIG’s adjusted pre-tax income (loss), see Business Segment Operations.
The following table presents a reconciliation of General Insurance and Other Operations Net investment income and other/pre-tax income (loss) to Net investment income and other, APTI basis/adjusted pre-tax income (loss):

Three Months Ended March 31,	2025				2024
	General Insurance		Other Operations		General Insurance		Other Operations
(in millions)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)
Net investment income and other/Pre-tax income (loss)	$756	$853	$360	$107	$814	$1,191	$165	$(133)
Consolidation and Eliminations	—	—	(1)	—	—	—	(3)	—
Other income (expense) - net	—	—	(9)	—	(12)	—	8	—
Changes in the fair values of equity securities and AIG's investment in Corebridge	(20)	(20)	(197)	(197)	(35)	(35)	(53)	(53)
Net investment income on Fortitude Re funds withheld assets	1	1	(41)	(41)	—	—	(39)	(39)
Net realized (gains) losses on Fortitude Re funds withheld assets	—	2	—	—	—	—	—	19
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	—	—	—	41	—	—	—	9
Net realized (gains) losses	(1)	53	3	13	(5)	88	(2)	(33)
Net loss (gain) on divestitures and other	—	6	—	(9)	—	—	—	—
Non-operating litigation reserves and settlements	—	—	—	(11)	—	—	—	—
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	14	—	(5)	—	7	—	(5)
Net loss reserve discount (benefit) charge	—	17	—	—	—	76	—	—
Net results of businesses in run-off	—	—	(5)	(5)	—	—	(3)	(7)
Non-operating pension expense	—	4	—	1	—	—	—	—
Integration and transaction costs associated with acquiring or divesting businesses	—	—	—	5	—	—	—	(3)
Restructuring and other costs	—	45	—	31	—	27	—	40
Non-recurring costs related to regulatory or accounting changes	—	4	—	—	—	4	—	—
Net investment income and other, APTI basis/Adjusted pre-tax income (loss)	$736	$979	$110	$(70)	$762	$1,358	$73	$(205)

Business Segment Operations
We report the results of our businesses through three segments and Other Operations. The three segments are North America Commercial, International Commercial and Global Personal. Other Operations predominantly consists of Net Investment Income from our AIG Parent liquidity portfolio, Corebridge dividend income, corporate General operating expenses, and Interest expense. General Insurance consists of our three segments and the Net investment income related to our insurance operations.

54	AIG | First Quarter 2025 Form 10-Q

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
International Commercial consists of insurance businesses in Japan, the United Kingdom, Europe, Middle East and Africa (EMEA region), Asia Pacific, Latin America and Caribbean, and China. International Commercial also includes the results of Talbot as well as AIG’s Global Specialty business.
Global Personal consists primarily of insurance businesses in the United States as well as Japan, the United Kingdom, Europe, EMEA region, Asia Pacific, Latin America and Caribbean, and China.
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

AIG | First Quarter 2025 Form 10-Q	55

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

INDUSTRY AND ECONOMIC FACTORS

North America Commercial
North America Commercial continues to pursue profitable growth, while capacity in certain segments is putting pressure on rates. We have focused on retaining our best accounts which has led to strong retention across the portfolio. These retention rates are often coupled with continuing to manage exposure limits to reduce volatility within the portfolio. We continue to proactively identify segment growth areas as market conditions warrant through effective portfolio management.

International Commercial
We are continuing to pursue growth in our most profitable lines of business and diversify our portfolio across all regions by expanding key business lines while remaining a market leader in key developed and developing markets. We are maintaining our underwriting discipline, utilizing reinsurance to reduce volatility and continuing our risk selection strategy to improve profitability.

Global Personal
Global Personal serves individuals as well as group and corporate clients across a broad range of products, markets, and client profiles. Amid competitive market conditions, we continue to benefit from improved underwriting quality and portfolio diversity, as well as investment in expanded capabilities and strategic distribution partnerships.

56	AIG | First Quarter 2025 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

GENERAL INSURANCE RESULTS

Three Months Ended March 31,
(in millions)	2025	2024	Change
Underwriting results:
Net premiums written	$4,526	$4,512	—%
Decrease in unearned premiums	1,243	1,274	(2)
Net premiums earned	5,769	5,786	—
Losses and loss adjustment expenses incurred(a)	3,766	3,353	12
Acquisition expenses:
Amortization of deferred policy acquisition costs	825	828	—
Other acquisition expenses	232	275	(16)
Total acquisition expenses	1,057	1,103	(4)
General operating expenses	703	734	(4)
Underwriting income	243	596	(59)
Net investment income	736	762	(3)
Adjusted pre-tax income	$979	$1,358	(28)%
Loss ratio(a)	65.3	58.0	7.3
Acquisition ratio	18.3	19.1	(0.8)
General operating expense ratio	12.2	12.7	(0.5)
Expense ratio	30.5	31.8	(1.3)
Combined ratio(a)	95.8	89.8	6.0
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(9.1)	(1.9)	(7.2)
Prior year development, net of reinsurance and prior year premiums	1.1	0.5	0.6
Accident year loss ratio, as adjusted	57.3	56.6	0.7
Accident year combined ratio, as adjusted	87.8	88.4	(0.6)
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
The following table presents General Insurance net premiums written by segment, showing change on both reported and constant dollar basis:

Three Months Ended March 31,			Percentage Change in
(in millions)	2025	2024	U.S. dollars	Original Currency
North America Commercial	$1,174	$1,033	14%	14%
International Commercial	2,027	1,939	5	8
Global Personal	1,325	1,540	(14)	(11)
Total net premiums written	$4,526	$4,512	—%	3%

AIG | First Quarter 2025 Form 10-Q	57

ITEM 2 | Business Segment Operations | General Insurance

The following tables present General Insurance accident year catastrophes(a) by segment:

(dollars in millions)	North America Commercial	International Commercial	Global Personal	Total
Three Months Ended March 31, 2025
Windstorms and hailstorms	$25	$1	$2	$28
Winter storms	12	—	—	12
Wildfires	216	50	194	460
Earthquakes	—	20	—	20
Reinstatement premiums	5	(1)	1	5
Total catastrophe-related charges	$258	$70	$197	$525
Three Months Ended March 31, 2024
Windstorms and hailstorms	$29	$—	$13	$42
Winter storms	43	—	7	50
Earthquakes	—	15	—	15
Reinstatement premiums	—	(1)	—	(1)
Total catastrophe-related charges	$72	$14	$20	$106
(a)Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil unrest that exceed the $10 million threshold.
NORTH AMERICA COMMERCIAL RESULTS

Three Months Ended March 31,
(in millions)	2025	2024	Change
Underwriting results:
Net premiums written	$1,174	$1,033	14%
Decrease in unearned premiums	950	950	—
Net premiums earned	2,124	1,983	7
Losses and loss adjustment expenses incurred(a)	1,526	1,270	20
Acquisition expenses:
Amortization of deferred policy acquisition costs	227	220	3
Other acquisition expenses	47	37	27
Total acquisition expenses	274	257	7
General operating expenses	195	220	(11)
Underwriting income	$129	$236	(45)%
Loss ratio(a)	71.8	64.0	7.8
Acquisition ratio	12.9	13.0	(0.1)
General operating expense ratio	9.2	11.1	(1.9)
Expense ratio	22.1	24.1	(2.0)
Combined ratio(a)	93.9	88.1	5.8
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(12.0)	(3.6)	(8.4)
Prior year development, net of reinsurance and prior year premiums	2.4	1.4	1.0
Accident year loss ratio, as adjusted	62.2	61.8	0.4
Accident year combined ratio, as adjusted	84.3	85.9	(1.6)
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
Business and Financial Highlights
Net Premiums Written Comparison for the Three Months Ended March 31, 2025 and 2024
Net premiums written increased by $141 million primarily due to growth in Property and Casualty driven by new business production and strong retention.
Underwriting Income (Loss) Comparison for the Three Months Ended March 31, 2025 and 2024
Underwriting income decreased by $107 million primarily due to:
•higher Catastrophe losses (8.4 points or $186 million); and
•a higher accident year loss ratio, as adjusted (0.4 points) due to changes in business mix.

58	AIG | First Quarter 2025 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

This decrease was partially offset by:
•a lower expense ratio (2.0 points) reflecting a lower general operating expense ratio (1.9 points), primarily driven by expense reductions, and acquisition ratio (0.1 points) primarily driven by changes in business mix; and
•higher net favorable prior year reserve development (1.0 points or $29 million), primarily driven by favorable development in Property.
INTERNATIONAL COMMERCIAL RESULTS

Three Months Ended March 31,
(in millions)	2025	2024	Change
Underwriting results:
Net premiums written	$2,027	$1,939	5%
Decrease in unearned premiums	24	72	(67)
Net premiums earned	2,051	2,011	2
Losses and loss adjustment expenses incurred	1,178	1,088	8
Acquisition expenses:
Amortization of deferred policy acquisition costs	245	244	—
Other acquisition expenses	94	89	6
Total acquisition expenses	339	333	2
General operating expenses	294	260	13
Underwriting income	$240	$330	(27)%
Loss ratio	57.4	54.1	3.3
Acquisition ratio	16.5	16.6	(0.1)
General operating expense ratio	14.3	12.9	1.4
Expense ratio	30.8	29.5	1.3
Combined ratio	88.2	83.6	4.6
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(3.4)	(0.7)	(2.7)
Prior year development, net of reinsurance and prior year premiums	0.6	0.1	0.5
Accident year loss ratio, as adjusted	54.6	53.5	1.1
Accident year combined ratio, as adjusted	85.4	83.0	2.4
Business and Financial Highlights
Net Premiums Written Comparison for the Three Months Ended March 31, 2025 and 2024
Net premiums written, excluding the unfavorable impact of foreign exchange ($65 million), increased by $153 million primarily due to growth in Property and Global Specialty driven by strength of renewal retentions and new business production.
Underwriting Income (Loss) Comparison for the Three Months Ended March 31, 2025 and 2024
Underwriting income decreased by $90 million primarily due to:
•higher catastrophe losses (2.7 points or $56 million);
•a higher expense ratio (1.3 points) reflecting an increase in the general operating expense ratio (1.4 points), partially offset by lower acquisition ratio (0.1 points) primarily driven by changes in business mix; and
•a higher accident year loss ratio, as adjusted (1.1 points) due to changes in business mix.
This decrease was partially offset by:
•higher net favorable prior year reserve development (0.5 points or $7 million), primarily driven by favorable development in Global Specialty.

AIG | First Quarter 2025 Form 10-Q	59

ITEM 2 | Business Segment Operations | General Insurance

GLOBAL PERSONAL RESULTS

Three Months Ended March 31,			Change
(in millions)	2025	2024	2025 vs 2024
Underwriting results:
Net premiums written	$1,325	$1,540	(14)%
Decrease in unearned premiums	269	252	7
Net premiums earned	1,594	1,792	(11)
Losses and loss adjustment expenses incurred	1,062	995	7
Acquisition expenses:
Amortization of deferred policy acquisition costs	353	364	(3)
Other acquisition expenses	91	149	(39)
Total acquisition expenses	444	513	(13)
General operating expenses	214	254	(16)
Underwriting income (loss)	$(126)	$30	NM	%
Loss ratio	66.6	55.5	11.1
Acquisition ratio	27.9	28.6	(0.7)
General operating expense ratio	13.4	14.2	(0.8)
Expense ratio	41.3	42.8	(1.5)
Combined ratio	107.9	98.3	9.6
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(12.3)	(1.1)	(11.2)
Prior year development, net of reinsurance and prior year premiums	—	(0.2)	0.2
Accident year loss ratio, as adjusted	54.3	54.2	0.1
Accident year combined ratio, as adjusted	95.6	97.0	(1.4)
Business and Financial Highlights
Net Premiums Written Comparison for the Three Months Ended March 31, 2025 and 2024
Net premiums written, excluding the unfavorable impact of foreign exchange ($46 million), decreased by $169 million due to the sale of AIG's global individual personal travel insurance and assistance business in December 2024 ($209 million), partially offset by growth in Personal Auto from positive rate change and new business production.
Underwriting Income (Loss) Comparison for the Three Months Ended March 31, 2025 and 2024
Underwriting loss of $126 million in 2025 as compared to underwriting income of $30 million in 2024 is primarily due to:
•higher catastrophe losses (11.2 points or $177 million); and
•a higher accident year loss ratio, as adjusted (0.1 points) due to changes in business mix.
This decrease was partially offset by:
•a lower expense ratio (1.5 points) reflecting a decrease in the general operating expense ratio (0.8 points), as well as lower acquisition ratio (0.7 points) primarily driven by change in business mix; and
•unfavorable prior year reserve development in 2024 (0.2 points or $6 million).

60	AIG | First Quarter 2025 Form 10-Q

ITEM 2 | Business Segment Operations | Other Operations

Other Operations
Other Operations predominantly consists of Net Investment Income from our AIG Parent liquidity portfolio, Corebridge dividend income, corporate General operating expenses, and Interest expense.

OTHER OPERATIONS RESULTS

Three Months Ended March 31,
(in millions)	2025	2024	Change
Net investment income and other	$110	$73	51%
Benefits, losses and expenses:
Corporate and other general operating expenses	85	158	(46)
Amortization of intangible assets	4	4	—
Interest expense	91	115	(21)
Total benefits, losses and expenses	180	277	(35)
Adjusted pre-tax loss before consolidation and eliminations	(70)	(204)	66
Consolidation and eliminations	—	(1)	NM
Adjusted pre-tax loss*	$(70)	$(205)	66%
*In the fourth quarter of 2024, AIG realigned and began excluding the net results of run-off businesses previously reported in Other Operations from Adjusted pre-tax income. Historical results have been recast to reflect these changes.
THREE MONTHS ENDED MARCH 31, 2025 AND 2024 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations was $70 million in 2025 compared to $204 million in 2024, a decrease of $134 million, primarily due to:
•higher net investment income and other of $37 million due to dividend income from Corebridge in 2025 of $31 million partially offset by lower income on AIG Parent portfolio due to lower yields;
•lower corporate and other general operating expenses of $73 million primarily driven by employee-related costs and other operating expenses; and
•lower interest expense of $24 million primarily driven by interest savings from $2.0 billion debt repurchases, through cash tender offers and debt redemption and maturities in 2024.

AIG | First Quarter 2025 Form 10-Q	61

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
Our Investment Management Agreements with BlackRock, Inc.
Since April 2022, AIG insurance company subsidiaries have entered into separate investment management agreements with BlackRock, Inc. and its investment advisory affiliates (BlackRock). As of March 31, 2025, BlackRock manages $64 billion of our investment portfolio, consisting of liquid fixed income, certain private placements and private equity assets. In addition, liquid fixed income assets associated with the Fortitude Re funds withheld asset portfolio were separately transferred to BlackRock for management in 2022.

INVESTMENT HIGHLIGHTS IN THE THREE MONTHS ENDED MARCH 31, 2025

•Blended investment yields on new investments are higher than blended rates on investments that were sold, matured or called during this period. We continued to make investments in structured securities and other fixed maturity securities with attractive risk-adjusted return characteristics to improve yields and increase net investment income.
•Total Net investment income increased for the three months ended March 31, 2025 compared to the same period in the prior year, primarily due to change in fair value and dividend income from AIG's equity in Corebridge, higher income on available for sale fixed maturity securities and lower expenses, partially offset by lower income from short term instruments, mortgage loans and other invested assets.

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

62	AIG | First Quarter 2025 Form 10-Q

ITEM 2 | Investments

•Outside of the U.S., fixed maturity securities held by our insurance companies consist primarily of investment-grade securities generally denominated in the currencies of the countries in which we operate.
•We also utilize derivatives to manage our asset and liability duration as well as currency exposures.
Asset-Liability Management
The investment strategy within the General Insurance companies focuses on growth of surplus, maintenance of sufficient liquidity for unanticipated insurance claims, and preservation of capital. General Insurance invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies have an average duration of 3.9 years, with an average of 4.3 years for North America and 3.2 years for International.
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
Available-for-Sale Investments
The following table presents the fair value of our available-for-sale securities:

(in millions)	March 31, 2025	December 31, 2024
Bonds available for sale:
U.S. government and government sponsored entities	$3,177	$3,267
Obligations of states, municipalities and political subdivisions	3,031	3,143
Non-U.S. governments	6,727	8,107
Corporate debt	34,813	31,826
Mortgage-backed, asset-backed and collateralized:
RMBS	9,052	8,604
CMBS	3,565	3,926
CLO/ABS	5,662	5,133
Total mortgage-backed, asset-backed and collateralized	18,279	17,663
Total bonds available for sale*	$66,027	$64,006
*At March 31, 2025 and December 31, 2024, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $5.5 billion and $3.6 billion, respectively.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

(in millions)	March 31, 2025	December 31, 2024
Canada	$1,320	$1,384
Japan	567	555
Germany	424	834
Australia	341	335
Israel	331	312
Korea, Republic of	310	268
United Kingdom	306	416
Denmark	214	205
Malaysia	210	220
Singapore	200	204
Other	2,526	3,398
Total	$6,749	$8,131

AIG | First Quarter 2025 Form 10-Q	63

ITEM 2 | Investments

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	March 31, 2025					December 31, 2024 Total
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products	Total
Euro-Zone countries:
France	$129	$1,400	$468	$18	$2,015	$1,989
Germany	424	237	882	54	1,597	1,863
Netherlands	112	554	313	32	1,011	935
Ireland	—	95	114	519	728	584
Spain	10	293	102	52	457	321
Italy	12	88	310	—	410	369
Denmark	214	45	21	—	280	257
Belgium	14	159	81	13	267	242
Luxembourg	—	78	80	—	158	157
Hungary	75	—	5	—	80	73
Other Euro-Zone	144	97	27	23	291	305
Total Euro-Zone	$1,134	$3,046	$2,403	$711	$7,294	$7,095
Remainder of Europe:
United Kingdom	$306	$1,362	$1,507	$324	$3,499	$3,262
Switzerland	15	245	256	—	516	484
Sweden	101	195	38	—	334	291
Jersey (Channel Islands)	3	—	2	91	96	94
Norway	47	42	6	—	95	110
Other - Remainder of Europe	38	3	9	2	52	50
Total - Remainder of Europe	$510	$1,847	$1,818	$417	$4,592	$4,291
Total	$1,644	$4,893	$4,221	$1,128	$11,886	$11,386
Investments in Municipal Bonds
At March 31, 2025, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 98 percent of the portfolio rated A or higher.
The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	March 31, 2025
(in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value	December 31, 2024 Total Fair Value
California	$209	$147	$351	$707	$716
New York	38	74	299	411	422
Texas	1	115	110	226	265
Massachusetts	51	12	134	197	199
Florida	1	—	141	142	143
Pennsylvania	43	—	84	127	133
Connecticut	38	3	83	124	125
Illinois	4	26	73	103	110
Georgia	50	4	24	78	79
Hawaii	68	—	4	72	74
Oregon	13	45	13	71	71
Washington	5	10	46	61	61
New Jersey	1	1	57	59	58
All other states	52	25	576	653	687
Total	$574	$462	$1,995	$3,031	$3,143

64	AIG | First Quarter 2025 Form 10-Q

ITEM 2 | Investments

Investments in Corporate Debt Securities
The following table presents the fair value of our available for sale corporate debt securities by industry categories:

Industry Category
(in millions)	March 31, 2025	December 31, 2024
Financial institutions:
Money center/Global bank groups	$4,620	$3,642
Regional banks – other	2,580	2,129
Life insurance	772	728
Securities firms and other finance companies	732	669
Insurance non-life	468	494
Regional banks – North America	1,367	1,314
Other financial institutions	4,368	4,116
Utilities	2,838	2,659
Communications	1,907	1,844
Consumer noncyclical	2,890	2,715
Capital goods	1,835	1,715
Energy	1,796	1,702
Consumer cyclical	3,505	3,284
Basic materials	1,902	1,838
Other	3,233	2,977
Total*	$34,813	$31,826
*At March 31, 2025 and December 31, 2024, approximately 89 percent and 88 percent, respectively, of these investments were rated investment grade.
Investments in Residential Mortgage Backed Securities (RMBS)
The following table presents the fair value of AIG’s RMBS available for sale securities:

(in millions)	March 31, 2025	December 31, 2024
Agency RMBS	$4,976	$4,978
Alt-A RMBS	1,656	1,620
Subprime RMBS	288	291
Prime non-agency	894	850
Other housing related	1,238	865
Total RMBS(a)(b)	$9,052	$8,604
(a)Includes approximately $1.3 billion at both March 31, 2025 and December 31, 2024, of certain RMBS that had experienced deterioration in credit quality since their origination. This excludes impact of U.S. debt downgrade of Fannie Mae and Freddie Mac. For additional information on purchased credit deteriorated securities, see Note 6 to the Condensed Consolidated Financial Statements.
(b)The weighted average expected life was six years at both March 31, 2025 and December 31, 2024.
Our investments guidelines for investing in RMBS, collateralized loan obligations (CLO) and other asset-backed securities (ABS) take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.
Investments in Commercial Mortgage Backed Securities (CMBS)
The following table presents the fair value of our CMBS available for sale securities:

(in millions)	March 31, 2025	December 31, 2024
CMBS (traditional)	$2,938	$3,102
Agency	348	574
Other	279	250
Total	$3,565	$3,926
The fair value of CMBS holdings remained stable during the three months ended March 31, 2025. The majority of our investments in CMBS are in tranches that contain substantial credit protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

AIG | First Quarter 2025 Form 10-Q	65

ITEM 2 | Investments

Investments in CLO/ABS
The following table presents the fair value of our CLO/ABS available for sale securities by collateral type:

(in millions)	March 31, 2025	December 31, 2024
Collateral Type:
ABS	$2,644	$2,445
Bank loans	3,018	2,688
Total	$5,662	$5,133
Unrealized Losses of Fixed Maturity Securities
The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

March 31, 2025	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)
Investment grade bonds
0-6 months	$15,654	$268	4,161	$100	$25	6	$2	$1	2	$15,756	$294	4,169
7-11 months	575	23	135	22	5	3	—	—	—	597	28	138
12 months or more	14,587	1,303	4,310	2,018	646	438	339	198	31	16,944	2,147	4,779
Total	$30,816	$1,594	8,606	$2,140	$676	447	$341	$199	33	$33,297	$2,469	9,086
Below investment grade bonds
0-6 months	$2,138	$41	1,143	$28	$7	18	$8	$4	4	$2,174	$52	1,165
7-11 months	109	5	92	15	4	3	5	3	11	129	12	106
12 months or more	897	71	489	170	49	61	28	23	9	1,095	143	559
Total	$3,144	$117	1,724	$213	$60	82	$41	$30	24	$3,398	$207	1,830
Total bonds
0-6 months	$17,792	$309	5,304	$128	$32	24	$10	$5	6	$17,930	$346	5,334
7-11 months	684	28	227	37	9	6	5	3	11	726	40	244
12 months or more	15,484	1,374	4,799	2,188	695	499	367	221	40	18,039	2,290	5,338
Total	$33,960	$1,711	10,330	$2,353	$736	529	$382	$229	57	$36,695	$2,676	10,916
(a)Represents the number of consecutive months that fair value has been less than cost by any amount.
(b)Represents the percentage by which fair value is less than cost.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
The allowance for credit losses was $4 million for investment grade bonds and $27 million for below investment grade bonds as of March 31, 2025.
Commercial Mortgage Loans
At March 31, 2025, we had direct commercial mortgage loan exposure of $3.3 billion.
The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
March 31, 2025
State:
California	21	$98	$249	$28	$56	$32	$—	$463	14%
New York	18	44	192	70	20	32	—	358	11
Texas	19	78	200	2	31	21	—	332	10
Massachusetts	9	94	163	49	7	—	—	313	10
Florida	11	68	—	61	8	38	—	175	5
New Jersey	18	80	—	—	43	—	10	133	4
Pennsylvania	11	21	57	29	18	—	—	125	4
Illinois	6	88	20	—	—	—	—	108	3

66	AIG | First Quarter 2025 Form 10-Q

ITEM 2 | Investments

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
Ohio	5	62	—	29	—	—	—	91	3
Washington	5	49	—	—	—	11	—	60	2
Other states	27	133	33	63	33	—	—	262	8
Foreign	35	302	190	78	72	118	112	872	26
Total*	185	$1,117	$1,104	$409	$288	$252	$122	$3,292	100%

December 31, 2024
State:
California	21	$97	$247	$30	$56	$32	$—	$462	14%
New York	19	43	217	70	20	32	—	382	12
Texas	19	78	201	2	31	22	—	334	10
Massachusetts	9	94	156	49	7	—	—	306	9
Florida	11	68	—	62	8	38	—	176	5
New Jersey	18	78	—	—	43	—	10	131	4
Pennsylvania	10	18	52	29	18	—	—	117	4
Illinois	6	88	20	—	—	—	—	108	3
Ohio	5	62	—	29	—	—	—	91	3
Washington	5	49	—	—	—	11	—	60	2
Other states	31	134	33	63	49	6	—	285	8
Foreign	36	278	182	98	69	117	109	853	26
Total*	190	$1,087	$1,108	$432	$301	$258	$119	$3,305	100%
*Does not reflect allowance for credit losses.
For additional information on commercial mortgage loans, see Note 7 to the Condensed Consolidated Financial Statements.
Net Realized Gains and Losses
The following table presents the components of Net realized gains (losses):

Three Months Ended March 31,	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(255)	$(7)	$(262)	$(86)	$(15)	$(101)
Change in allowance for credit losses on fixed maturity securities	8	—	8	(1)	—	(1)
Change in allowance for credit losses on loans	5	4	9	(8)	(2)	(10)
Foreign exchange transactions	220	6	226	59	(3)	56
All other derivatives and hedge accounting	(28)	(6)	(34)	(48)	2	(46)
Sales of alternative investments	—	—	—	10	(1)	9
Other	(10)	1	(9)	15	—	15
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(60)	(2)	(62)	(59)	(19)	(78)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(41)	(41)	—	(9)	(9)
Net realized gains (losses)	$(60)	$(43)	$(103)	$(59)	$(28)	$(87)
Net realized losses excluding Fortitude Re funds withheld assets in the three months ended March 31, 2025 was flat compared to 2024.
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
For additional information on our investment portfolio, see Note 6 to the Condensed Consolidated Financial Statements.

AIG | First Quarter 2025 Form 10-Q	67

ITEM 2 | Investments

Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments in the three months ended March 31, 2025 was primarily attributable to a change in the fair value of fixed maturity securities. For the three months ended March 31, 2025, net unrealized gains were $322 million due to lower interest rates and narrowing of credit spreads.
The change in net unrealized gains and losses on investments in the three months ended March 31, 2024 was primarily attributable to a change in the fair value of fixed maturity securities. For the three months ended March 31, 2024, net unrealized losses were $132 million primarily due to widening of credit spreads.
For additional information on our investment portfolio, see Note 6 to the Condensed Consolidated Financial Statements.
CREDIT RATINGS
At March 31, 2025, approximately 61 percent of our fixed maturity securities were held by our U.S. entities. Approximately 90 percent of these securities were rated investment grade by one or more of the principal rating agencies.
Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. We closely monitor the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At March 31, 2025, approximately 94 percent of such investments were either rated investment grade or, on the basis of analysis of our investment managers, were equivalent from a credit standpoint to securities rated investment grade. Approximately 18 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.
Composite AIG Credit Ratings
With respect to our fixed maturity securities, the credit ratings in the table below and in subsequent tables reflect: (i) a composite of the ratings of the three major rating agencies, or when agency ratings are not available, the National Association of Insurance Commissioners (NAIC) Designation assigned by the NAIC Securities Valuation Office (SVO) (96 percent of total fixed maturity securities), or (ii) our internal ratings when these investments have not been rated by any of the major rating agencies or the NAIC. The “Non-rated” category in those tables consists of fixed maturity securities that have not been rated by any of the major rating agencies, the NAIC or us.
For information regarding credit risks associated with investments, see Part II, Item 7. MD&A – Enterprise Risk Management in the 2024 Annual Report.
The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
(in millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Rating:
Other fixed maturity securities
AAA	$4,032	$5,254	$14	$13	$4,046	$5,267
AA	9,134	9,599	79	80	9,213	9,679
A	16,768	14,420	107	114	16,875	14,534
BBB	13,495	12,839	153	145	13,648	12,984
Below investment grade	4,253	4,171	4	4	4,257	4,175
Non-rated	66	60	—	—	66	60
Total	$47,748	$46,343	$357	$356	$48,105	$46,699
Mortgage-backed, asset-backed and collateralized
AAA	$9,732	$8,757	$130	$134	$9,862	$8,891
AA	6,468	6,765	57	89	6,525	6,854
A	463	482	94	49	557	531
BBB	431	470	85	88	516	558
Below investment grade	1,185	1,189	31	29	1,216	1,218
Non-rated	—	—	—	—	—	—
Total	$18,279	$17,663	$397	$389	$18,676	$18,052
Total
AAA	$13,764	$14,011	$144	$147	$13,908	$14,158
AA	15,602	16,364	136	169	15,738	16,533

68	AIG | First Quarter 2025 Form 10-Q

ITEM 2 | Investments

	Available for Sale		Other		Total
(in millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
A	17,231	14,902	201	163	17,432	15,065
BBB	13,926	13,309	238	233	14,164	13,542
Below investment grade	5,438	5,360	35	33	5,473	5,393
Non-rated	66	60	—	—	66	60
Total	$66,027	$64,006	$754	$745	$66,781	$64,751
NAIC Designations of Fixed Maturity Securities
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
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

March 31, 2025
(in millions)
NAIC Designation	1	2	Total Investment Grade	3	4	5	6	Total Below Investment Grade	Total
Other fixed maturity securities	$29,425	$14,250	$43,675	$2,637	$1,545	$173	$15	$4,370	$48,045
Mortgage-backed, asset-backed and collateralized	17,928	532	18,460	103	77	32	4	216	18,676
Total*	$47,353	$14,782	$62,135	$2,740	$1,622	$205	$19	$4,586	$66,721
*Excludes $60 million of fixed maturity securities for which no NAIC Designation is available.
The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

March 31, 2025
(in millions)
Composite AIG Credit Rating	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
Other fixed maturity securities	$30,134	$13,648	$43,782	$2,307	$1,769	$187	$4,263	$48,045
Mortgage-backed, asset-backed and collateralized	16,943	517	17,460	39	115	1,062	1,216	18,676
Total*	$47,077	$14,165	$61,242	$2,346	$1,884	$1,249	$5,479	$66,721
*Excludes $60 million of fixed maturity securities for which no NAIC Designation is available.

AIG | First Quarter 2025 Form 10-Q	69

ITEM 2 | Insurance Reserves

Insurance Reserves
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (LOSS RESERVES)
The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

	March 31, 2025			December 31, 2024
(in millions)	Net Loss Reserves	Reinsurance Recoverable	Gross Loss Reserves	Net Loss Reserves	Reinsurance Recoverable	Gross Loss Reserves
General Insurance:
North America Commercial:
U.S. Workers' Compensation (net of discount)	$2,369	$3,804	$6,173	$2,293	$3,916	$6,209
U.S. Excess Casualty	3,240	3,030	6,270	3,208	3,139	6,347
U.S. Other Casualty	4,451	3,217	7,668	4,387	3,416	7,803
U.S. Financial Lines	5,415	1,400	6,815	5,422	1,614	7,036
U.S. Property and Special Risks	4,279	875	5,154	4,297	1,233	5,530
Other product lines(b)	3,519	2,677	6,196	3,747	2,947	6,694
Total North America Commercial	23,273	15,003	38,276	23,354	16,265	39,619
International Commercial:
UK/Europe Casualty and Financial Lines	7,929	2,053	9,982	7,280	1,952	9,232
UK/Europe Property and Special Risks	2,823	1,793	4,616	2,355	1,761	4,116
Other product lines(b)	1,714	1,304	3,018	1,630	1,230	2,860
Total International Commercial	12,466	5,150	17,616	11,265	4,943	16,208
Global Personal:
U.S. Personal Insurance	897	2,005	2,902	836	2,048	2,884
UK/Europe and Japan Personal Insurance	1,326	687	2,013	1,269	670	1,939
Other product lines(b)	986	750	1,736	983	776	1,759
Total Global Personal	3,209	3,442	6,651	3,088	3,494	6,582
Unallocated loss adjustment expenses(b)	1,524	656	2,180	1,804	744	2,548
Total General Insurance	40,472	24,251	64,723	39,511	25,446	64,957
Other Operations	625	3,548	4,173	631	3,580	4,211
Total	$41,097	$27,799	$68,896	$40,142	$29,026	$69,168
(a)Includes net loss reserve discount of $1.2 billion and $1.2 billion at March 31, 2025 and December 31, 2024, respectively. For information regarding loss reserve discount, see Note 12 to the Condensed Consolidated Financial Statements.
(b)Other product lines and Unallocated loss adjustment expenses includes Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense for the Fortitude Re reinsurance of $2.5 billion and $2.7 billion at March 31, 2025 and December 31, 2024, respectively.
Prior Year Development
The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment and major lines of business:

Three Months Ended March 31,
(in millions)	2025	2024
General Insurance:
North America Commercial:
U.S. Workers' Compensation	$(10)	$(11)
U.S. Excess Casualty	(7)	(8)
U.S. Other Casualty	(7)	(8)
U.S. Financial Lines	(5)	(5)
U.S. Property and Special Risks	(21)	—
Other Product Lines	—	—
Total North America Commercial	$(50)	$(32)
International Commercial:
UK/Europe Casualty and Financial Lines	$—	$—
UK/Europe Property and Special Risks	(13)	—
Other Product Lines	(1)	(2)
Total International Commercial	$(14)	$(2)

70	AIG | First Quarter 2025 Form 10-Q

ITEM 2 | Insurance Reserves

Three Months Ended March 31,
(in millions)	2025	2024
Global Personal:
U.S. Personal Insurance	$—	$—
UK/Europe and Japan Personal Insurance	(1)	—
Other Product Lines	1	—
Total Global Personal	$—	$—
Total General Insurance*	$(64)	$(34)
Other Operations Run-Off	—	—
Total Prior Year (Favorable) Unfavorable Development	$(64)	$(34)
*Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $31 million and $34 million for the three months ended March 31, 2025 and 2024, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $0 million and $0 million for the three months ended March 31, 2025 and 2024, respectively. Also excludes the related changes in amortization of the deferred gain, which were $(9) million and $(2) million for the three months ended March 31, 2025 and 2024, respectively.
Net Loss Development
In the three months ended March 31, 2025, we recognized favorable prior year loss reserve development of $64 million. The key components of this development were:
North America Commercial
•Favorable development in U.S. Property.
•Amortization benefit related to the deferred gain on the adverse development cover.
International Commercial
•Favorable development in Global Specialty.
In the three months ended March 31, 2024, we recognized favorable prior year loss reserve development of $34 million. The key components of this development were:
North America Commercial
•Amortization benefit related to the deferred gain on the adverse development cover.
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
For a description of AIG’s catastrophe reinsurance protection for 2025, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Natural Catastrophe Risk in the 2024 Annual Report.

AIG | First Quarter 2025 Form 10-Q	71

ITEM 2 | Insurance Reserves

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement, the effect of discounting of loss reserves and amortization of the deferred gain.

(in millions)	March 31, 2025	December 31, 2024
Gross Covered Losses
Covered reserves before discount	$9,743	$9,823
Inception to date losses paid	31,625	31,545
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$16,368	$16,368
Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,094	$13,094
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	2,906	2,906
Discount on ceded losses(a)	(935)	(936)
Pre-tax deferred gain before amortization	1,971	1,970
Inception to date amortization of deferred gain at inception	(1,595)	(1,564)
Inception to date amortization attributed to changes in deferred gain(b)	(108)	(122)
Deferred gain liability reflected in AIG's balance sheet	$268	$284
(a)The accretion of discount and a reduction in effective interest rates is offset by changes in estimates of the amount and timing of future recoveries.
(b)Excluded from APTI.
The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

Three Months Ended March 31,
(in millions)	2025	2024
Balance at beginning of year, net of discount	$284	$149
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	—	—
Amortization attributed to deferred gain at inception(b)	(31)	(34)
Amortization attributed to changes in deferred gain(c)	14	7
Changes in discount on ceded loss reserves	1	55
Balance at end of period, net of discount	$268	$177
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
Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our run-off operations. Those reinsurance transactions were designed to consolidate most of our insurance run-off lines into a single legal entity. As of March 31, 2025, $3.3 billion of reserves related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.

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

72	AIG | First Quarter 2025 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

constraints drive the requirements for capital adequacy at AIG and the individual businesses and are based on internally defined risk tolerances, regulatory requirements, rating agency and creditor expectations and business needs.
For information regarding our liquidity risk framework, see Part II, Item 7. MD&A – Enterprise Risk Management – Risk Appetite, Limits, Identification and Measurement and Part II, Item 7. MD&A – Enterprise Risk Management – Liquidity Risk Management in the 2024 Annual Report.
We believe that we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations to policyholders, customers, creditors and debt-holders, including those arising from reasonably foreseeable contingencies or events. Nevertheless, some circumstances may cause our cash or capital needs to exceed projected liquidity or readily deployable capital resources.
For information regarding risks associated with our liquidity and capital resources, see Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit in the 2024 Annual Report.
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
LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

SOURCES
Liquidity to AIG Parent from Subsidiaries
During the three months ended March 31, 2025, our General Insurance companies distributed dividends of $0.4 billion to AIG Parent or applicable intermediate holding companies.

USES
General Borrowings
During the three months ended March 31, 2025, $0.2 billion of debt categorized as general borrowings matured, was repaid or redeemed, including:
•Repayment of ¥37.7 billion aggregate principal amount of AIG Japan Holdings Kabushiki Kaisha's borrowings, equivalent to approximately $250 million at the time of repayment.
We made interest payments on our general borrowings totaling $70 million during the three months ended March 31, 2025.
Dividends
During the three months ended March 31, 2025, we made a cash dividend payment in the amount of $0.40 per share on AIG Common Stock totaling $234 million.
Repurchases of Common Stock(a)
During the three months ended March 31, 2025, AIG Parent repurchased approximately 29 million shares of AIG Common Stock, for an aggregate purchase price of approximately $2.2 billion.

(a)Pursuant to a Securities Exchange Act of 1934 (the Exchange Act) Rule 10b5-1 repurchase plan, from April 1, 2025 to April 25, 2025, AIG Parent repurchased approximately 5 million shares of AIG Common Stock for an aggregate purchase price of approximately $374 million.
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
Interest payments totaled $72 million and $181 million in the three months ended March 31, 2025 and 2024, respectively. Excluding interest payments, AIG had operating cash inflows of $16 million in the three months ended March 31, 2025 compared to operating cash inflows of $702 million, including $265 million inflow from discontinued operations, in the prior year period.

AIG | First Quarter 2025 Form 10-Q	73

ITEM 2 | Liquidity and Capital Resources

Investing Cash Flow Activities
Net cash provided by investing activities in the three months ended March 31, 2025 was $2.8 billion, compared to net cash provided by investing activities of $306 million, including $2.7 billion used in discontinued operations, in the prior year period.
Financing Cash Flow Activities
Net cash used in financing activities in the three months ended March 31, 2025 totaled $2.7 billion, reflecting:
•$234 million to pay dividends of $0.40 per share on AIG Common Stock;
•$2.2 billion to repurchase approximately 29 million shares of AIG Common Stock; and
•$247 million in net outflows from the issuance and repayment of long-term debt.
Net cash used in financing activities in the three months ended March 31, 2024 totaled $1.1 billion reflecting:
•$243 million to pay dividends of $0.36 per share on AIG Common Stock;
•$22 million to pay quarterly dividends of $365.625 per share on AIG’s Series A 5.85% Non-Cumulative Perpetual Preferred Stock and redemption premiums;
•$1.6 billion to repurchase approximately 23 million shares of AIG Common Stock;
•$459 million in net outflows from the issuance and repayment of long-term debt; and
•$1.9 billion in net inflows from discontinued operations.
LIQUIDITY AND CAPITAL RESOURCES OF AIG PARENT AND SUBSIDIARIES
AIG Parent
As of March 31, 2025 and December 31, 2024, respectively, AIG Parent had approximately $7.9 billion and $10.7 billion in liquidity sources held in the form of cash, short-term investments and AIG Parent's committed, revolving syndicated credit facility of $3.0 billion. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and dividends on AIG Common Stock.
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
The primary uses of liquidity are paid losses, reinsurance payments, interest payments, dividends, expenses, investment purchases and collateral requirements. Payments of dividends to AIG Parent or intermediate holding companies by insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. For information regarding restrictions on payments of dividends by our subsidiaries, see Note 18 to the Consolidated Financial Statements in the 2024 Annual Report.
Our insurance companies may require additional funding to meet capital or liquidity needs under certain circumstances. For example, large catastrophes may require us to provide additional support to the affected operations of our insurance companies.
We are party to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by us in the event of a drawdown of these letters of credit. Letters of credit issued in support of our insurance companies totaled approximately $2.3 billion at March 31, 2025.

74	AIG | First Quarter 2025 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

CREDIT FACILITIES
We maintain a syndicated, multicurrency revolving credit facility (the Facility) as a potential source of liquidity for general corporate purposes with aggregate commitments by the bank syndicate to provide AIG Parent with unsecured revolving loans and/or standby letters of credit of up to $3.0 billion. The Facility is scheduled to expire in September 2029.
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
As of March 31, 2025, a total of $3.0 billion remained available under the Facility.
CONTRACTUAL OBLIGATIONS
As of March 31, 2025, there have been no material changes in our contractual obligations from December 31, 2024, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Contractual Obligations in the 2024 Annual Report.
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As of March 31, 2025, there have been no material changes in our off-balance sheet arrangements and commercial commitments from December 31, 2024, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Off-Balance Sheet Arrangements and Commercial Commitments in the 2024 Annual Report.
DEBT
We expect to service and repay general borrowings through maturing investments and dispositions of invested assets, future cash flows from operations, cash flows generated from invested assets, future debt or preferred stock issuances and other financing arrangements.
The following table provides the rollforward of our total debt outstanding:

Three Months Ended March 31, 2025	Balance, Beginning of Year	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Balance, End of Period
(in millions)
General borrowings:
Notes and bonds payable	$7,885	$—	$—	$71	$7,956
Junior subordinated debt	602	—	—	—	602
AIG Japan Holdings Kabushiki Kaisha	239	—	(247)	8	—
Total general borrowings	8,726	—	(247)	79	8,558
Borrowings supported by assets	37	—	—	—	37
Other subsidiaries' notes, bonds, loans and mortgages payable - not guaranteed by AIG	1	—	—	—	1
Total long-term debt	$8,764	$—	$(247)	$79	$8,596
Debt of consolidated investment entities - not guaranteed by AIG(a)	$158	$—	(1)	—	$157
(a)At March 31, 2025, includes debt of consolidated investment entities primarily related to real estate investments of $157 million. At December 31, 2024, includes debt of consolidated investment entities related to real estate investments of $158 million.
The following table summarizes maturing long-term debt at March 31, 2025 of AIG for the next four quarters:

	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
(in millions)	2025	2025	2025	2026	Total
General borrowings	$146	$—	$—	$—	$146
Borrowings supported by assets	—	—	12	7	19
Other subsidiaries' notes, bonds, loans and mortgages payable	—	—	1	—	1
Total	$146	$—	$13	$7	$166

AIG | First Quarter 2025 Form 10-Q	75

ITEM 2 | Liquidity and Capital Resources

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

March 31, 2025		Remainder	Year Ending
(in millions)	Total	of 2025	2026	2027	2028	2029	2030	Thereafter
General borrowings:
Notes and bonds payable	$7,956	$146	$266	$885	$855	$260	$337	$5,207
Junior subordinated debt	602	—	—	—	—	—	—	602
Total general borrowings	8,558	146	266	885	855	260	337	5,809
Borrowings supported by assets	37	12	7	—	—	—	—	18
Other subsidiaries notes, bonds, loans and mortgages payable	1	1	—	—	—	—	—	—
Total long-term debt*	$8,596	$159	$273	$885	$855	$260	$337	$5,827
*Does not reflect $157 million of notes issued by consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.
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

76	AIG | First Quarter 2025 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

For information regarding the effects of downgrades in our credit ratings and financial strength ratings, see Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit – “A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, results of operations, financial condition and liquidity” in the 2024 Annual Report and Note 11 to the Condensed Consolidated Financial Statements.
REGULATION AND SUPERVISION
For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources, see Part I, Item 1. Business – Regulation and Part I, Item 1A. Risk Factors – Regulation in the 2024 Annual Report and Executive Summary – Regulatory, Industry and Economic Factors – Regulatory Environment in this MD&A.
DIVIDENDS
On May 1, 2025, our Board of Directors (the Board) declared a cash dividend on AIG Common Stock of $0.45 per share, a 12.5 percent increase from prior quarterly dividends on AIG Common Stock, payable on June 27, 2025 to shareholders of record on June 13, 2025.
The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors. For further detail on our dividends, see Note 14 to the Condensed Consolidated Financial Statements.
REPURCHASES OF AIG COMMON STOCK
The Board has authorized the repurchase of shares of AIG Common Stock through a series of actions. Effective April 1, 2025, the Board of Directors authorized the repurchase of $7.5 billion of AIG Common Stock (inclusive of the approximately $3.4 billion remaining under the Board's prior share repurchase authorization). During the three months ended March 31, 2025, AIG Parent repurchased approximately 29 million shares of AIG Common Stock for an aggregate purchase price of $2.2 billion. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from April 1, 2025 to April 25, 2025, AIG Parent repurchased approximately 5 million shares of AIG Common Stock for an aggregate purchase price of approximately $374 million. As of April 25, 2025, $7.1 billion remained under the Board's authorization.
The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors, as discussed further in Note 14 to the Condensed Consolidated Financial Statements.

Enterprise Risk Management
OVERVIEW
Risk management is an integral part of our business strategy and a key element of our approach to corporate governance. We have an integrated process for managing risks throughout our organization in accordance with our firm-wide risk appetite. Our Board of Directors has oversight responsibility for the management of risk. Our ERM Department oversees and integrates the risk management functions in our business entities and embeds risk management in our day-to-day business processes, providing senior management with a consolidated view of AIG’s major risk positions. Nevertheless, our risk management efforts may not always be successful and material adverse effects on our business, results of operations, cash flows, liquidity or financial condition may occur. For further information regarding the risks associated with our business and operations, see Part I, Item 1A. Risk Factors in the 2024 Annual Report.
AIG employs a Three Lines model. AIG’s business leaders assume full accountability for the risks and controls in their segments, and ERM performs a review, challenge and oversight function. The third line consists of our Internal Audit Group that provides independent assurance to AIG’s Board of Directors.
For additional information on AIG’s risk management program, see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2024 Annual Report.
The scope and magnitude of our market risk exposures is managed under a robust framework that contains defined risk limits and minimum standards for managing market risk in a manner consistent with our risk appetite statement. As of March 31, 2025, there have been no material changes in our market risk exposures, which may be found in Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2024 Annual Report. See Part I, Item 1A. Risk Factors in the 2024 Annual Report on how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

AIG | First Quarter 2025 Form 10-Q	77

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
IBNR Incurred But Not Reported Estimates of claims that have been incurred but not reported to us.

78	AIG | First Quarter 2025 Form 10-Q

Glossary

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

AIG | First Quarter 2025 Form 10-Q	79

Glossary

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

ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by American International Group, Inc. (AIG) management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2025. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

80	AIG | First Quarter 2025 Form 10-Q

Part II – Other Information
ITEM 1 | Legal Proceedings
For a discussion of legal proceedings, see Note 13 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A | Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in the 2024 Annual Report.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended March 31, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1-31	10,787,478	$73.46	10,787,478	$4,846
February 1-28	10,752,132	76.40	10,752,132	4,025
March 1-31	7,456,047	82.78	7,456,047	3,408
Total	28,995,657	$76.95	28,995,657	$3,408
*Excludes excise tax of $20 million due to the Inflation Reduction Act of 2022 for the three months ended March 31, 2025.
During the three months ended March 31, 2025, American International Group, Inc. repurchased approximately 29 million shares of AIG Common Stock, par value $2.50 per share (AIG Common Stock) for an aggregate purchase price of $2.2 billion. From April 1, 2025 to April 25, 2025, we repurchased approximately 5 million shares of AIG Common Stock for an aggregate purchase price of approximately $374 million. Effective April 1, 2025, the Board of Directors authorized the repurchase of $7.5 billion of AIG Common Stock (inclusive of the approximately $3.4 billion remaining under the Board's prior share repurchase authorization).
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

AIG | First Quarter 2025 Form 10-Q	81

ITEM 5 | Other Information
Our officers and directors (as defined in Rule 16a-1 under the Exchange Act) may, with our Board of Directors' approval, enter into plans for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Other than as described below, during the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
•Rose Marie Glazer, our Executive Vice President, General Counsel, entered into a new trading plan on February 14, 2025. The plan’s maximum duration is until December 31, 2025, and the first trade may not occur prior to May 16, 2025. The trading plan is intended to permit Ms. Glazer to exercise up to 34,954 stock options and immediately sell the acquired shares.
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2025 and 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024 and (vi) the Notes to the Condensed Consolidated Financial Statements
Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.
*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

82	AIG | First Quarter 2025 Form 10-Q

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ KEITH WALSH
Keith Walsh
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/S/ KATHLEEN CARBONE
Kathleen Carbone
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: May 2, 2025

AIG | First Quarter 2025 Form 10-Q	83