Form 10-Q
period 2025-06-30
AMERICAN INTERNATIONAL GROUP, INC.
filed 2025-08-07
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2025, there were 554,003,850 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

FORM 10-Q

AIG | Second Quarter 2025 Form 10-Q	1

Part I – Financial Information
Item 1. | Financial Statements

American International Group, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	June 30, 2025	December 31, 2024
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $45 in 2025 and $38 in 2024 (amortized cost: 2025 - $70,229; 2024 - $66,195)	$68,860	$64,006
Other bond securities, at fair value	722	745
Equity securities, at fair value	775	704
Mortgage and other loans receivable, net of allowance for credit losses of $37,742 in 2025 and $37,800 in 2024	3,520	3,868
Other invested assets (portion measured at fair value: 2025 - $7,768; 2024 - $7,384)	9,987	9,828
Short-term investments, including restricted cash of $2 in 2025 and $55 in 2024 (portion measured at fair value: 2025 - $5,356; 2024 - $9,789)	10,102	14,462
Total investments	93,966	93,613
Cash	1,825	1,302
Accrued investment income	670	599
Premiums and other receivables, net of allowance for credit losses and disputes of $130 in 2025 and $127 in 2024	13,013	10,463
Reinsurance assets - Fortitude Re	3,297	3,427
Reinsurance assets - other, net of allowance for credit losses and disputes of $227 in 2025 and $220 in 2024	35,861	34,618
Deferred income tax assets	4,722	4,956
Deferred policy acquisition costs	2,151	2,065
Goodwill	3,453	3,373
Deposit accounting assets, net of allowance for credit losses of $49 in 2025 and $49 in 2024	2,461	2,171
Other assets, including restricted cash of $14 in 2025 and $15 in 2024 (portion measured at fair value: 2025 - $146; 2024 - $179)	4,552	4,735
Total assets	$165,971	$161,322
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2025 and $14 in 2024	$69,754	$69,168
Unearned premiums	20,045	17,232
Future policy benefits	1,443	1,317
Other policyholder funds	402	418
Fortitude Re funds withheld payable (portion measured at fair value: 2025 - $(185); 2024 - $(128))	3,109	3,207
Premiums and other related payables	7,693	6,052
Deposit accounting liabilities	3,319	3,005
Commissions and premium taxes payable	1,838	1,522
Current and deferred income tax liabilities	541	426
Other liabilities (portion measured at fair value: 2025 - $139; 2024 - $251)	7,040	7,503
Long-term debt	9,101	8,764
Debt of consolidated investment entities	157	158
Total liabilities	124,442	118,772
Contingencies, commitments and guarantees (See Note 13)
AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2025 - 1,906,671,492 and 2024 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2025 - 1,346,909,001 shares; 2024 - 1,300,512,040 shares of common stock	(69,430)	(65,573)
Additional paid-in capital	75,289	75,348
Retained earnings	36,424	35,079
Accumulated other comprehensive loss	(5,548)	(7,099)
Total AIG shareholders’ equity	41,501	42,521
Non-redeemable noncontrolling interests	28	29
Total equity	41,529	42,550
Total liabilities and equity	$165,971	$161,322
See accompanying Notes to Condensed Consolidated Financial Statements.

2	AIG | Second Quarter 2025 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per common share data)	2025	2024	2025	2024
Revenues:
Premiums	$5,877	$5,748	$11,647	$11,619
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	1,427	957	2,492	1,897
Net investment income - Fortitude Re funds withheld assets	39	33	79	72
Total net investment income	1,466	990	2,571	1,969
Net realized gains (losses):
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(192)	(187)	(252)	(246)
Net realized losses on Fortitude Re funds withheld assets	(52)	(1)	(54)	(20)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(14)	8	(55)	(1)
Total net realized losses	(258)	(180)	(361)	(267)
Other income	6	2	17	2
Total revenues	7,091	6,560	13,874	13,323
Benefits, losses and expenses:
Losses and loss adjustment expenses incurred	3,493	3,467	7,287	6,980
Amortization of deferred policy acquisition costs	847	842	1,672	1,680
General operating and other expenses	1,162	1,610	2,277	2,848
Interest expense	100	125	192	241
(Gain) loss on extinguishment of debt	(5)	1	(5)	1
Net (gain) loss on divestitures and other	(50)	(102)	(53)	(102)
Total benefits, losses and expenses	5,547	5,943	11,370	11,648
Income from continuing operations before income tax expense	1,544	617	2,504	1,675
Income tax expense	400	142	662	403
Income from continuing operations	1,144	475	1,842	1,272
Loss from discontinued operations, net of income taxes	—	(4,359)	—	(3,556)
Net income (loss)	1,144	(3,884)	1,842	(2,284)
Less: Net income attributable to noncontrolling interests	—	93	—	477
Net income (loss) attributable to AIG	1,144	(3,977)	1,842	(2,761)
Less: Dividends on preferred stock and preferred stock redemption premiums	—	—	—	22
Net income (loss) attributable to AIG common shareholders	$1,144	$(3,977)	$1,842	$(2,783)
Income per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$2.00	$0.72	$3.16	$1.86
Loss from discontinued operations	$—	$(6.74)	$—	$(6.00)
Net income (loss) attributable to AIG common shareholders	$2.00	$(6.02)	$3.16	$(4.14)
Diluted:
Income from continuing operations	$1.98	$0.71	$3.13	$1.85
Loss from discontinued operations	$—	$(6.67)	$—	$(5.96)
Net income (loss) attributable to AIG common shareholders	$1.98	$(5.96)	$3.13	$(4.11)
Weighted average shares outstanding:
Basic	572,817,409	661,092,967	583,272,826	671,834,907
Diluted	577,941,232	666,955,168	588,534,928	677,458,343
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Second Quarter 2025 Form 10-Q	3

American International Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$1,144	$(3,884)	$1,842	$(2,284)
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	(6)	5	(2)	26
Change in unrealized appreciation (depreciation) of all other investments	492	(160)	917	(275)
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	1	(92)	7	(90)
Change in foreign currency translation adjustments	429	35	623	(310)
Change in retirement plan liabilities adjustment	—	10	7	17
Change in other comprehensive income (loss) related to discontinued operations	—	(318)	—	(945)
Corebridge deconsolidation	—	7,214	—	7,214
Other comprehensive income	916	6,694	1,552	5,637
Comprehensive income	2,060	2,810	3,394	3,353
Less: Comprehensive income attributable to noncontrolling interests	—	93	1	179
Comprehensive income attributable to AIG	$2,060	$2,717	$3,393	$3,174
See accompanying Notes to Condensed Consolidated Financial Statements.

4	AIG | Second Quarter 2025 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Equity (unaudited)

(in millions, except per share data)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Three Months Ended June 30, 2025
Balance, beginning of period	$4,766	$(67,662)	$75,251	$35,540	$(6,464)	$41,431	$28	$41,459
Common stock issued under stock plans	—	38	(5)	—	—	33	—	33
Purchase of common stock	—	(1,805)	—	—	—	(1,805)	—	(1,805)
Net income attributable to AIG or noncontrolling interests	—	—	—	1,144	—	1,144	—	1,144
Dividends on common stock ($0.45 per share)	—	—	—	(254)	—	(254)	—	(254)
Other comprehensive income	—	—	—	—	916	916	—	916
Net increase (decrease) due to divestitures and acquisitions	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Other	—	(1)	43	(6)	—	36	4	40
Balance, end of period	$4,766	$(69,430)	$75,289	$36,424	$(5,548)	$41,501	$28	$41,529

Three Months Ended June 30, 2024
Balance, beginning of period	$4,766	$(60,603)	$75,625	$38,466	$(14,869)	$43,385	$5,725	$49,110
Common stock issued under stock plans	—	25	(15)	—	—	10	—	10
Purchase of common stock	—	(1,677)	—	—	—	(1,677)	—	(1,677)
Net income (loss) attributable to AIG or noncontrolling interests	—	—	—	(3,977)	—	(3,977)	93	(3,884)
Dividends on common stock ($0.40 per share)	—	—	—	(261)	—	(261)	—	(261)
Other comprehensive income	—	—	—	—	6,694	6,694	—	6,694
Net decrease due to divestitures and acquisitions	—	—	(408)	—	610	202	(5,802)	(5,600)
Contributions from noncontrolling interests	—	—	—	—	—	—	17	17
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Other	—	—	72	(3)	—	69	(1)	68
Balance, end of period	$4,766	$(62,255)	$75,274	$34,225	$(7,565)	$44,445	$30	$44,475

AIG | Second Quarter 2025 Form 10-Q	5

American International Group, Inc.
Condensed Consolidated Statements of Equity (unaudited)(continued)

(in millions, except per share data)	Preferred Stock and Additional Paid-in Capital	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Six Months Ended June 30, 2025
Balance, beginning of the year	$—	$4,766	$(65,573)	$75,348	$35,079	$(7,099)	$42,521	$29	$42,550
Common stock issued under stock plans	—	—	199	(173)	—	—	26	—	26
Purchase of common stock	—	—	(4,056)	—	—	—	(4,056)	—	(4,056)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	1,842	—	1,842	—	1,842
Dividends on common stock ($0.85 per share)	—	—	—	—	(488)	—	(488)	—	(488)
Other comprehensive income	—	—	—	—	—	1,551	1,551	1	1,552
Net increase (decrease) due to divestitures and acquisitions	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5)	(5)
Other	—	—	—	114	(9)	—	105	3	108
Balance, end of period	$—	$4,766	$(69,430)	$75,289	$36,424	$(5,548)	$41,501	$28	$41,529

Six Months Ended June 30, 2024
Balance, beginning of year	$485	$4,766	$(59,189)	$75,810	$37,516	$(14,037)	$45,351	$5,950	$51,301
Common stock issued under stock plans	—	—	293	(310)	—	—	(17)	—	(17)
Redemption of preferred stock	(485)	—	—	—	—	—	(485)	—	(485)
Purchase of common stock	—	—	(3,359)	—	—	—	(3,359)	—	(3,359)
Net income (loss) attributable to AIG or noncontrolling interests	—	—	—	—	(2,761)	—	(2,761)	477	(2,284)
Dividends on preferred stock ($365.625 per share) and preferred stock redemption premiums	—	—	—	—	(22)	—	(22)	—	(22)
Dividends on common stock ($0.76 per share)	—	—	—	—	(504)	—	(504)	—	(504)
Other comprehensive income (loss)	—	—	—	—	—	5,935	5,935	(298)	5,637
Net decrease due to divestitures and acquisitions	—	—	—	(418)	—	537	119	(6,004)	(5,885)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	28	28
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(72)	(72)
Other	—	—	—	192	(4)	—	188	(51)	137
Balance, end of period	$—	$4,766	$(62,255)	$75,274	$34,225	$(7,565)	$44,445	$30	$44,475
See accompanying Notes to Condensed Consolidated Financial Statements.

6	AIG | Second Quarter 2025 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,842	$(2,284)
Loss from discontinued operations	—	3,556
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net losses on sales of securities available for sale and other assets	453	259
Net gain on divestitures and other	(53)	(102)
(Gain) loss on extinguishment of debt	(5)	1
Unrealized gains in earnings - net	(805)	(349)
Equity in (income) loss from equity method investments, net of dividends or distributions	13	(46)
Depreciation and other amortization	1,749	1,751
Impairments of assets	—	26
Changes in operating assets and liabilities:
Insurance reserves	754	2,082
Premiums and other receivables and payables - net	(813)	(544)
Reinsurance assets, net	(598)	(1,748)
Capitalization of deferred policy acquisition costs	(1,688)	(1,803)
Current and deferred income taxes - net	501	(63)
Other, net	(15)	817
Total adjustments	(507)	281
Net cash provided by operating activities - continuing operations	1,335	1,553
Net cash used in operating activities - discontinued operations	—	(104)
Net cash provided by operating activities	1,335	1,449
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	7,387	5,148
Other securities	86	112
Other invested assets	1,342	763
Maturities of fixed maturity securities available for sale	4,101	4,938
Principal payments received on and sales of mortgage and other loans receivable	660	266
Purchases of:
Available for sale securities	(13,300)	(7,987)
Other securities	(76)	(180)
Other invested assets	(718)	(218)
Mortgage and other loans receivable	(202)	(239)
Net change in short-term investments	4,449	323
Other, net	(414)	(51)
Net cash provided by investing activities - continuing operations	3,315	2,875
Net cash used in investing activities - discontinued operations	—	(4,171)
Net cash provided by (used in) investing activities	3,315	(1,296)
Cash flows from financing activities:
Proceeds from (payments for)
Issuance of long-term debt	1,241	1
Repayments of long-term debt	(1,087)	(464)
Purchase of common stock	(4,007)	(3,325)
Redemption of preferred stock	—	(485)
Dividends on preferred stock and preferred stock redemption premiums	—	(22)
Dividends on common stock	(488)	(504)
Other, net	129	771
Net cash used in financing activities - continuing operations	(4,212)	(4,028)
Net cash provided by financing activities - discontinued operations	—	3,880
Net cash used in financing activities	(4,212)	(148)
Effect of exchange rate changes on cash and restricted cash	31	(66)
Net increase (decrease) in cash and restricted cash	469	(61)
Cash and restricted cash at beginning of year	1,372	1,573
Cash and restricted cash of held for sale assets	—	(110)
Cash and restricted cash at end of period	$1,841	$1,402

AIG | Second Quarter 2025 Form 10-Q	7

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)(continued)
Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Six Months Ended June 30,
(in millions)	2025	2024
Cash	$1,825	$1,381
Restricted cash included in Short-term investments*	2	3
Restricted cash included in Other assets*	14	18
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$1,841	$1,402
Cash paid during the period for:
Interest	$200	$470
Taxes	$158	$709
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk transfer transactions attributed to discontinued operations	$—	$1,316
Fixed maturity securities and other invested assets received in connection with reinsurance transactions	$—	$254
Fixed maturity securities and other invested assets transferred in connection with reinsurance transactions	$(17)	$(148)
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$—	$2,416
Fee income debited to policyholder contract deposits included in financing activities	$—	$(1,426)
*Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to real estate.
See accompanying Notes to Condensed Consolidated Financial Statements.

8	AIG | Second Quarter 2025 Form 10-Q

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
In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein. Results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2025 and prior to the issuance of these Condensed Consolidated Financial Statements.
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
DEBT
In May 2025, AIG issued $1.25 billion aggregate principal amount of notes and in June 2025, redeemed and repurchased, through cash tender offers, $693 million aggregate principal amount of debt.

AIG | Second Quarter 2025 Form 10-Q	9

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

2. Summary of Significant Accounting Policies
FUTURE APPLICATION OF ACCOUNTING STANDARDS
Income Tax
In December 2023, the Financial Accounting Standards Board (FASB) issued an accounting standard update to address improvements to income tax disclosures. The standard requires disaggregated information about a company’s effective tax rate reconciliation as well as information on income taxes paid. The standard is effective for public companies for annual periods beginning after December 15, 2024, with early adoption permitted. The standard should be applied on a prospective basis, but retrospective application is permitted. We are assessing the disclosure impact of this standard on our financial statements.
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
GLOBAL PERSONAL
Global Personal consists primarily of insurance businesses in the United States as well as Japan, the United Kingdom, EMEA region, Asia Pacific, Latin America and Caribbean, and China.
PRODUCTS
The segments consist of the following products:
–North America and International Commercial consists of Property & Short Tail, Casualty, Financial Lines and Global Specialty.
–Global Personal consists of Global Accident & Health and Personal Lines.

10	AIG | Second Quarter 2025 Form 10-Q

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
The following table presents AIG’s continuing operations by segment:

Three Months Ended June 30, 2025
(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Income (Loss) from Continuing Operations Before Income Tax Expense
North America Commercial	$2,863	$2,133	$1,340	$206	$46	$240	$301
International Commercial	2,325	2,124	1,170	269	84	301	300
Global Personal	1,692	1,621	918	371	71	236	25
Total General Insurance	$6,880	$5,878	$3,428	$846	$201	$777	$626	$871	$1,497
Interest expense								—	(101)
Other Operations								88	(3)
Elimination and consolidations								(4)	(2)
Total								955	1,391
Reconciling items:
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain on sale of shares								464	464
Gain (loss) on extinguishment of debt								—	5
Net investment income on Fortitude Re funds withheld assets								39	39
Net realized losses on Fortitude Re funds withheld assets								—	(52)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative								—	(14)
Net realized losses(c)								—	(191)
Net gain on divestitures and other								—	50
Non-operating litigation reserves and settlements								—	2
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	(53)
Net loss reserve discount charge								—	(12)
Net results of businesses in run-off(d)								8	2
Non-operating pension expenses								—	(5)
Integration and transaction costs associated with acquiring or divesting businesses								—	(1)
Restructuring and other costs(e)								—	(78)
Non-recurring costs related to regulatory or accounting changes								—	(3)
Total AIG Consolidated								$1,466	$1,544

AIG | Second Quarter 2025 Form 10-Q	11

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Three Months Ended June 30, 2024
(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Income (Loss) from Continuing Operations Before Income Tax Expense
North America Commercial	$2,750	$1,940	$1,307	$189	$63	$190	$191
International Commercial	2,284	2,031	1,201	250	81	269	230
Global Personal	1,899	1,778	1,000	402	114	253	9
Total General Insurance	$6,933	$5,749	$3,508	$841	$258	$712	$430	$746	$1,176
Interest expense								—	(111)
Other Operations								136	(47)
Elimination and consolidations								(3)	(5)
Total								879	1,013
Reconciling items:
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain on sale of shares								59	59
Other income (expense) - net								15	—
Gain (loss) on extinguishment of debt								—	(1)
Net investment income on Fortitude Re funds withheld assets								33	33
Net realized losses on Fortitude Re funds withheld assets								—	(1)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative								—	8
Net realized losses(c)								(1)	(186)
Net gain on divestitures and other								—	102
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	62
Net loss reserve discount charge								—	(26)
Net results of businesses in run-off(d)								5	5
Integration and transaction costs associated with acquiring or divesting businesses								—	(18)
Restructuring and other costs(e)								—	(426)
Non-recurring costs related to regulatory or accounting changes								—	(7)
Total AIG Consolidated								$990	$617

12	AIG | Second Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Six Months Ended June 30, 2025
(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Income (Loss) from Continuing Operations Before Income Tax Expense
North America Commercial	$4,037	$4,257	$2,866	$433	$93	$435	$430
International Commercial	4,352	4,175	2,348	514	178	595	540
Global Personal	3,017	3,215	1,980	724	162	450	(101)
Total General Insurance	$11,406	$11,647	$7,194	$1,671	$433	$1,480	$869	$1,607	$2,476
Interest expense								—	(192)
Other Operations								196	18
Elimination and consolidations								(3)	(2)
Total								1,800	2,300
Reconciling items:
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain on sale of shares								681	681
Gain (loss) on extinguishment of debt								—	5
Net investment income on Fortitude Re funds withheld assets								79	79
Net realized losses on Fortitude Re funds withheld assets								—	(54)
Net realized losses on Fortitude Re funds withheld embedded derivative								—	(55)
Net realized gains (losses)(c)								(2)	(257)
Net gain on divestitures and other								—	53
Non-operating litigation reserves and settlements								—	13
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	(62)
Net loss reserve discount charge								—	(29)
Net results of businesses in run-off(d)								13	7
Non-operating pension expenses								—	(10)
Integration and transaction costs associated with acquiring or divesting businesses								—	(6)
Restructuring and other costs(e)								—	(154)
Non-recurring costs related to regulatory or accounting changes								—	(7)
Total AIG Consolidated								$2,571	$2,504

AIG | Second Quarter 2025 Form 10-Q	13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Six Months Ended June 30, 2024
(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Income (Loss) from Continuing Operations Before Income Tax Expense
North America Commercial	$3,783	$3,923	$2,577	$409	$100	$410	$427
International Commercial	4,223	4,042	2,289	494	170	529	560
Global Personal	3,439	3,570	1,995	766	263	507	39
Total General Insurance	$11,445	$11,535	$6,861	$1,669	$533	$1,446	$1,026	$1,508	$2,534
Interest expense								—	(226)
Other Operations								212	(136)
Elimination and consolidations								—	(6)
Total								1,720	2,166
Reconciling items:
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain on sale of shares								147	147
Other income (expense) - net								16	—
Gain (loss) on extinguishment of debt								—	(1)
Net investment income on Fortitude Re funds withheld assets								72	72
Net realized losses on Fortitude Re funds withheld assets								—	(20)
Net realized losses on Fortitude Re funds withheld embedded derivative								—	(1)
Net realized gains (losses)(c)								6	(241)
Net gain on divestitures and other								—	102
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	60
Net loss reserve discount charge								—	(102)
Net results of businesses in run-off(d)								8	12
Integration and transaction costs associated with acquiring or divesting businesses								—	(15)
Restructuring and other costs(e)								—	(493)
Non-recurring costs related to regulatory or accounting changes								—	(11)
Total AIG Consolidated								$1,969	$1,675
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
(e)In the second quarter of 2024, Restructuring and other costs was primarily related to employee-related costs, including severance, and real estate impairment charges.
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

14	AIG | Second Quarter 2025 Form 10-Q

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
Due to share repurchases by Corebridge and sale of shares by AIG after the Deconsolidation Date, as of June 30, 2025, AIG held 21.0 percent of the outstanding common stock of Corebridge.
On August 6, 2025, AIG launched a secondary public offering to sell 30 million shares of Corebridge common stock at a public offering price of $33.65 per share, corresponding to approximately $1.0 billion of gross proceeds, and has granted a 30-day option to the underwriter to purchase up to an additional 4.5 million shares. The offering is expected to close on August 8, 2025.
The following provides Corebridge's pre-tax income as well as our equity method income (representing the sum of dividends received and changes in its stock price).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Corebridge pre-tax income (loss)	$(608)	$361	$(1,470)	$1,354
Equity method income related to Corebridge (based on fair value)	$482	$115	$722	$2,195
The following table presents the amounts related to the operations of Corebridge that have been reflected in Net income from discontinued operations:

(in millions)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenues:
Premiums	$428	$2,723
Policy fees	555	1,269
Net investment income	2,314	5,238
Net realized losses	(587)	(923)
Other income	155	372
Total revenues	2,865	8,679
Benefits, losses and expenses:
Policyholder benefits and losses incurred	811	3,618
Change in the fair value of market risk benefits, net	20	(350)
Interest credited to policyholder account balances	980	2,184
Amortization of deferred policy acquisition costs	199	465
General operating and other expenses	574	1,350
Interest expense	106	249
Net gain on divestitures and other	(186)	(191)
Total benefits, losses and expenses	2,504	7,325
Income from discontinued operations before income tax expense and loss on disposal of discontinued operations	361	1,354
Income tax expense	36	226
Income from discontinued operations, net of income taxes before loss on disposal of discontinued operations	325	1,128
Loss on disposition of operations, net of tax	(4,684)	(4,684)
Loss from discontinued operations, net of income taxes	(4,359)	(3,556)
Less: Net income from discontinued operations attributable to noncontrolling interests	93	477
Net loss from discontinued operations attributable to AIG	$(4,452)	$(4,033)

AIG | Second Quarter 2025 Form 10-Q	15

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

June 30, 2025	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$77	$2,832	$—	$—	$—	$2,909
Obligations of states, municipalities and political subdivisions	—	3,020	3	—	—	3,023
Non-U.S. governments	64	6,843	6	—	—	6,913
Corporate debt	—	36,338	147	—	—	36,485
RMBS	—	8,084	1,633	—	—	9,717
CMBS	—	3,717	26	—	—	3,743
CLO/ABS	—	4,870	1,200	—	—	6,070
Total bonds available for sale	141	65,704	3,015	—	—	68,860
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	50	—	—	—	50
Non-U.S. governments	—	23	—	—	—	23
Corporate debt	—	259	1	—	—	260
RMBS	—	48	50	—	—	98
CMBS	—	43	—	—	—	43
CLO/ABS	—	125	123	—	—	248
Total other bond securities	—	548	174	—	—	722
Equity securities	729	—	46	—	—	775
Other invested assets(b)	4,043	173	93	—	—	4,309
Derivative assets(c)	—	383	40	(207)	(199)	17
Short-term investments	3,439	1,917	—	—	—	5,356
Other assets(c)	—	—	129	—	—	129
Total	$8,352	$68,725	$3,497	$(207)	$(199)	$80,168

16	AIG | Second Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

June 30, 2025	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Liabilities:
Derivative liabilities(c)	—	489	40	(207)	(264)	58
Fortitude Re funds withheld payable	—	—	(185)	—	—	(185)
Other liabilities	—	—	81	—	—	81
Total	$—	$489	$(64)	$(207)	$(264)	$(46)

December 31, 2024	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$36	$3,231	$—	$—	$—	$3,267
Obligations of states, municipalities and political subdivisions	—	3,140	3	—	—	3,143
Non-U.S. governments	161	7,939	7	—	—	8,107
Corporate debt	—	31,586	240	—	—	31,826
RMBS	—	6,710	1,894	—	—	8,604
CMBS	—	3,900	26	—	—	3,926
CLO/ABS	—	4,293	840	—	—	5,133
Total bonds available for sale	197	60,799	3,010	—	—	64,006
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	50	—	—	—	50
Non-U.S. governments	—	24	—	—	—	24
Corporate debt	—	281	1	—	—	282
RMBS	—	50	50	—	—	100
CMBS	—	43	—	—	—	43
CLO/ABS	—	133	113	—	—	246
Total other bond securities	—	581	164	—	—	745
Equity securities	689	—	15	—	—	704
Other invested assets (b)	3,810	119	163	—	—	4,092
Derivative assets(c)	—	573	51	(270)	(304)	50
Short-term investments	7,942	1,847	—	—	—	9,789
Other assets(c)	—	—	129	—	—	129
Total	$12,638	$63,919	$3,532	$(270)	$(304)	$79,515
Liabilities:
Derivative liabilities(c)	—	571	51	(270)	(201)	151
Fortitude Re funds withheld payable	—	—	(128)	—	—	(128)
Other liabilities	—	—	100	—	—	100
Total	$—	$571	$23	$(270)	$(201)	$123
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $3.5 billion and $3.3 billion as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, includes AIG's ownership interest in Corebridge of $4.0 billion and $3.8 billion, respectively, on which AIG elected the fair value option.
(c)Presented as part of Other assets and Other liabilities on the Condensed Consolidated Balance Sheets.

AIG | Second Quarter 2025 Form 10-Q	17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three and six months ended June 30, 2025 and 2024 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at June 30, 2025 and 2024:

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended June 30, 2025
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$3	$—	$—	$—	$—	$—	$—	$3	$—	$—
Non-U.S. governments	7	—	—	(1)	—	—	—	6	—	—
Corporate debt	115	1	1	(26)	49	(31)	38	147	—	(6)
RMBS	1,656	8	9	(39)	—	(1)	—	1,633	—	(2)
CMBS	26	1	1	(1)	—	(1)	—	26	—	—
CLO/ABS	915	5	10	329	—	—	(59)	1,200	—	9
Total bonds available for sale	2,722	15	21	262	49	(33)	(21)	3,015	—	1
Other bond securities:
Corporate Debt	1	—	—	—	—	—	—	1	—	—
RMBS	50	1	—	(1)	—	—	—	50	—	—
CLO/ABS	120	1	—	—	2	—	—	123	1	—
Total other bond securities	171	2	—	(1)	2	—	—	174	1	—
Equity securities	35	3	—	8	—	—	—	46	2	—
Other invested assets	76	—	—	(5)	1	—	21	93	(1)	—
Other assets	129	—	—	—	—	—	—	129	—	—
Total	$3,133	$20	$21	$264	$52	$(33)	$—	$3,457	$2	$1
(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Fortitude Re funds withheld payable	$(79)	$14	$—	$(120)	$—	$—	$—	$(185)	$(32)	$—
Other Liabilities	100	(19)	—	—	—	—	—	81	—	—
Total	$21	$(5)	$—	$(120)	$—	$—	$—	$(104)	$(32)	$—

18	AIG | Second Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended June 30, 2024
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$4	$—	$—	$—	$—	$—	$—	$4	$—	$—
Non-U.S. governments	7	—	—	—	—	—	—	7	—	—
Corporate debt	383	—	(2)	(22)	36	(36)	—	359	—	(2)
RMBS	1,766	24	(29)	(75)	287	(1)	44	2,016	—	(30)
CMBS	43	(4)	6	(18)	68	(1)	—	94	—	—
CLO/ABS	1,284	3	3	(47)	44	(12)	—	1,275	—	3
Total bonds available for sale	3,487	23	(22)	(162)	435	(50)	44	3,755	—	(29)
Other bond securities:
Corporate debt	46	1	—	—	—	—	(3)	44	—	—
RMBS	53	—	—	(2)	—	(2)	—	49	—	—
CLO/ABS	144	1	—	(3)	2	—	1	145	1	—
Total other bond securities	243	2	—	(5)	2	(2)	(2)	238	1	—
Equity securities	13	—	—	—	—	—	—	13	—	—
Other invested assets	183	(4)	—	(36)	—	—	2	145	(1)	—
Other assets	129	—	—	1	—	—	—	130	—	—
Total	$4,055	$21	$(22)	$(202)	$437	$(52)	$44	$4,281	$—	$(29)
(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Derivative liabilities, net(a)	$(183)	$(12)	$—	$156	$—	$—	$—	$(39)	$3	$—
Fortitude Re funds withheld payable	(119)	(8)	—	(27)	—	—	—	(154)	33	—
Other liabilities	92	28	—	(21)	—	—	—	99	—	—
Total	$(210)	$8	$—	$108	$—	$—	$—	$(94)	$36	$—

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Six Months Ended June 30, 2025
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$3	$—	$—	$—	$—	$—	$—	$3	$—	$—
Non-U.S. governments	7	—	—	(1)	—	—	—	6	—	—
Corporate debt	240	(8)	11	(151)	49	(32)	38	147	—	—
RMBS	1,894	15	42	(96)	3	(225)	—	1,633	—	15
CMBS	26	1	1	(5)	4	(1)	—	26	—	—
CLO/ABS	840	6	11	408	—	(6)	(59)	1,200	—	19
Total bonds available for sale	3,010	14	65	155	56	(264)	(21)	3,015	—	34
Other bond securities:
Corporate debt	1	—	—	—	—	—	—	1	—	—
RMBS	50	2	—	(2)	—	—	—	50	1	—
CLO/ABS	113	4	—	(4)	33	(23)	—	123	5	—
Total other bond securities	164	6	—	(6)	33	(23)	—	174	6	—
Equity securities	15	4	—	18	9	—	—	46	2	—
Other invested assets	163	—	—	(29)	1	(63)	21	93	(1)	—
Other assets	129	—	—	—	—	—	—	129	—	—
Total	$3,481	$24	$65	$138	$99	$(350)	$—	$3,457	$7	$34

AIG | Second Quarter 2025 Form 10-Q	19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Fortitude Re funds withheld payable	$(128)	$55	$—	$(112)	$—	$—	$—	$(185)	$(34)	$—
Other Liabilities	100	(19)	—	—	—	—	—	81	—	—
Total	$(28)	$36	$—	$(112)	$—	$—	$—	$(104)	$(34)	$—

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Six Months Ended June 30, 2024
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$3	$—	$—	$1	$—	$—	$—	$4	$—	$—
Non-U.S. governments	7	—	—	—	—	—	—	7	—	—
Corporate debt	323	1	(2)	(60)	134	(37)	—	359	—	(1)
RMBS	1,792	47	(2)	(150)	287	(2)	44	2,016	—	(2)
CMBS	25	(4)	6	(18)	85	—	—	94	—	1
CLO/ABS	1,289	(12)	32	(66)	44	(12)	—	1,275	—	29
Total bonds available for sale	3,439	32	34	(293)	550	(51)	44	3,755	—	27
Other bond securities:
Corporate debt	45	1	—	—	—	—	(2)	44	—	—
RMBS	51	—	—	—	—	(2)	—	49	—	—
CLO/ABS	138	—	—	5	2	—	—	145	(1)	—
Total other bond securities	234	1	—	5	2	(2)	(2)	238	(1)	—
Equity securities	14	—	—	—	—	(1)	—	13	1	—
Other invested assets	221	(13)	—	(39)	—	(13)	(11)	145	(12)	—
Other assets	243	—	—	(113)	—	—	—	130	—	—
Total	$4,151	$20	$34	$(440)	$552	$(67)	$31	$4,281	$(12)	$27
(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Derivative liabilities, net(a)	$(453)	$40	$—	$374	$—	$—	$—	$(39)	$8	$—
Fortitude Re funds withheld payable	(148)	1	—	(7)	—	—	—	(154)	47	—
Other liabilities	122	(2)	—	(21)	—	—	—	99	—	—
Total	$(479)	$39	$—	$346	$—	$—	$—	$(94)	$55	$—
(a)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

20	AIG | Second Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Net Investment Income	Net Realized Gains (Losses)	Total
Three Months Ended June 30, 2025
Assets:
Bonds available for sale	$5	$10	$15
Other bond securities	2	—	2
Equity securities	3	—	3
Three Months Ended June 30, 2024
Assets:
Bonds available for sale	$25	$(2)	$23
Other bond securities	2	—	2
Other invested assets	(4)	—	(4)

Six Months Ended June 30, 2025
Assets:
Bonds available for sale	$13	$1	$14
Other bond securities	6	—	6
Equity securities	4	—	4
Six Months Ended June 30, 2024
Assets:
Bonds available for sale	$40	$(8)	$32
Other bond securities	1	—	1
Other invested assets	(13)	—	(13)

(in millions)	Net Investment Income	Net Realized (Gains) Losses	Total
Three Months Ended June 30, 2025
Liabilities:
Fortitude Re funds withheld payable	$—	$14	$14
Other Liabilities	—	(19)	(19)
Three Months Ended June 30, 2024
Liabilities:
Derivative liabilities, net	$—	$(12)	$(12)
Fortitude Re funds withheld payable	—	(8)	(8)
Other Liabilities	—	28	28

Six Months Ended June 30, 2025
Liabilities:
Fortitude Re funds withheld payable	$—	$55	$55
Other Liabilities	—	(19)	(19)
Six Months Ended June 30, 2024
Liabilities:
Derivative liabilities, net	$—	$40	$40
Fortitude Re funds withheld payable	—	1	1
Other Liabilities	—	(2)	(2)

AIG | Second Quarter 2025 Form 10-Q	21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three and six months ended June 30, 2025 and 2024 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Three Months Ended June 30, 2025
Assets:
Bonds available for sale:
Non-U.S. governments	$—	$—	$(1)	$(1)
Corporate debt	2	(2)	(26)	(26)
RMBS	8	—	(47)	(39)
CMBS	—	—	(1)	(1)
CLO/ABS	386	(33)	(24)	329
Total bonds available for sale	396	(35)	(99)	262
Other bond securities:
RMBS	—	—	(1)	(1)
CLO/ABS	1	—	(1)	—
Total other bond securities	1	—	(2)	(1)
Equity securities	21	(13)	—	8
Other invested assets	1	—	(6)	(5)
Total	$419	$(48)	$(107)	$264
Liabilities:
Fortitude Re funds withheld payable	$—	$—	$(120)	$(120)
Total	$—	$—	$(120)	$(120)
Three Months Ended June 30, 2024
Assets:
Bonds available for sale:
Non-U.S. governments	$4	$—	$(4)	$—
Corporate debt	5	—	(27)	(22)
RMBS	—	—	(75)	(75)
CMBS	—	—	(18)	(18)
CLO/ABS	6	—	(53)	(47)
Total bonds available for sale	15	—	(177)	(162)
Other bond securities:
RMBS	—	(1)	(1)	(2)
CLO/ABS	—	—	(3)	(3)
Total other bond securities	—	(1)	(4)	(5)
Other invested assets	—	—	(36)	(36)
Other assets	—	—	1	1
Total	$15	$(1)	$(216)	$(202)
Liabilities:
Derivative liabilities, net	$—	$—	$156	$156
Fortitude Re funds withheld payable	—	—	(27)	(27)
Other liabilities	—	—	(21)	(21)
Total	$—	$—	$108	$108

22	AIG | Second Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Six Months Ended June 30, 2025
Assets:
Bonds available for sale:
Non-U.S. governments	$—	$—	$(1)	$(1)
Corporate debt	5	(6)	(150)	(151)
RMBS	8	(3)	(101)	(96)
CMBS	—	(4)	(1)	(5)
CLO/ABS	532	(70)	(54)	408
Total bonds available for sale	545	(83)	(307)	155
Other bond securities:
RMBS	—	—	(2)	(2)
CLO/ABS	1	—	(5)	(4)
Total other bond securities	1	—	(7)	(6)
Equity securities	35	(17)	—	18
Other invested assets	1	—	(30)	(29)
Total	$582	$(100)	$(344)	$138
Liabilities:
Fortitude Re funds withheld payable	$—	$—	$(112)	$(112)
Total	$—	$—	$(112)	$(112)
Six Months Ended June 30, 2024
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1	$—	$—	$1
Non-U.S. governments	4	—	(4)	—
Corporate Debt	11	(3)	(68)	(60)
RMBS	—	(1)	(149)	(150)
CMBS	—	—	(18)	(18)
CLO/ABS	66	(2)	(130)	(66)
Total bonds available for sale	82	(6)	(369)	(293)
Other bond securities:
RMBS	3	(1)	(2)	—
CLO/ABS	11	—	(6)	5
Total other bond securities	14	(1)	(8)	5
Other invested assets	1	—	(40)	(39)
Other assets	—	—	(113)	(113)
Total	$97	$(7)	$(530)	$(440)
Liabilities:
Derivative liabilities, net	$—	$—	$374	$374
Fortitude Re funds withheld payable	—	—	(7)	(7)
Other liabilities	—	—	(21)	(21)
Total	$—	$—	$346	$346
(a)There were no issuances during the three and six months ended June 30, 2025 and 2024.
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2025 and 2024 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

AIG | Second Quarter 2025 Form 10-Q	23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Transfers of Level 3 Assets and Liabilities
The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) (OCI) as shown in the table above excludes $9 million and $11 million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three and six months ended June 30, 2025, respectively, and includes $1 million and $6 million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three and six months ended June 30, 2025, respectively.
The Net realized and unrealized gains (losses) included in income (loss) or OCI as shown in the table above excludes $(24) million and $(27) million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three and six months ended June 30, 2024, respectively, and includes $1 million and $1 million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three and six months ended June 30, 2024, respectively.
Transfers of Level 3 Assets
During the three and six months ended June 30, 2025 and 2024, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS), collateralized loan obligations (CLO)/asset-backed securities (ABS) and equity securities. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, RMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the three and six months ended June 30, 2025 and 2024, transfers out of Level 3 assets primarily included certain investments in private placement corporate debt, CMBS, RMBS, CLO/ABS, municipal bonds and equity securities. Transfers of private placement corporate debt out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three and six months ended June 30, 2025 and 2024.
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

(in millions)	Fair Value at June 30, 2025	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$2	Discounted cash flow	Yield	5.57% - 5.69% (5.63%)
Corporate debt	38	Discounted cash flow	Yield	6.21% - 6.62% (6.49%)
RMBS(a)	1,242	Discounted cash flow	Constant prepayment rate	3.52% - 7.20% (5.36%)
			Loss severity	36.21% - 79.90% (58.05%)
			Constant default rate	0.52% - 1.93% (1.23%)
			Yield	5.30% - 6.28% (5.79%)
CLO/ABS(a)	886	Discounted cash flow	Yield	3.87% - 7.37% (5.62%)
CMBS	22	Discounted cash flow	Yield	6.55% - 10.79% (8.67%)

24	AIG | Second Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$3	Discounted cash flow	Yield	5.09% - 5.57% (5.33%)
Corporate debt	177	Discounted cash flow	Yield	6.83% - 11.61% (9.22%)
RMBS(a)	1,321	Discounted cash flow	Constant prepayment rate	4.10% - 9.26% (6.68%)
			Loss severity	40.81% - 76.72% (58.76%)
			Constant default rate	0.57% - 2.48% (1.52%)
			Yield	5.89% - 6.98% (6.44%)
CLO/ABS(a)	760	Discounted cash flow	Yield	4.24% - 8.42% (6.33%)
CMBS	25	Discounted cash flow	Yield	7.04% - 10.12% (8.70%)
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

AIG | Second Quarter 2025 Form 10-Q	25

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

		June 30, 2025		December 31, 2024
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,141	$336	$1,126	$375
Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	817	222	782	261
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	85	36	83	40
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	181	3	175	1
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	105	55	120	58
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi- strategy, and other strategies	940	459	819	57
Total private equity funds		3,269	1,111	3,105	792
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	13	—	11	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	168	—	168	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	9	—	8	—
Total hedge funds		190	—	187	—
Total		$3,459	$1,111	$3,292	$792
Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one-year or two-year increments.

26	AIG | Second Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended June 30,		Gain (Loss) Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Other bond securities(a)	$16	$5	$27	$7
Alternative investments(b)	63	28	87	108
Retained investment in Corebridge(c)	455	65	664	65
Total gain (loss)	$534	$98	$778	$180
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
FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2025
Assets:
Mortgage and other loans receivable	$—	$337	$3,122	$3,459	$3,520
Other invested assets	—	517	6	523	523
Short-term investments	—	4,746	—	4,746	4,746
Cash	1,825	—	—	1,825	1,825
Other assets	14	—	—	14	14
Liabilities:
Fortitude Re funds withheld payable	—	—	3,294	3,294	3,294
Long-term debt	—	8,696	—	8,696	9,101
Debt of consolidated investment entities	—	—	157	157	157

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets:
Mortgage and other loans receivable	$—	$339	$3,413	$3,752	$3,868
Other invested assets	—	578	5	583	583
Short-term investments	—	4,673	—	4,673	4,673
Cash	1,302	—	—	1,302	1,302
Other assets	15	—	—	15	15
Liabilities:
Fortitude Re funds withheld payable	—	—	3,335	3,335	3,335
Long-term debt	—	7,981	240	8,221	8,764
Debt of consolidated investment entities	—	—	158	158	158

AIG | Second Quarter 2025 Form 10-Q	27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

6. Investments
SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost and fair value of our available for sale securities:

(in millions)	Amortized Cost	Allowance for Credit Losses(a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Bonds available for sale:
U.S. government and government sponsored entities	$2,964	$—	$33	$(88)	$2,909
Obligations of states, municipalities and political subdivisions	3,047	—	52	(76)	3,023
Non-U.S. governments	7,250	(1)	88	(424)	6,913
Corporate debt	37,369	(34)	499	(1,349)	36,485
Mortgage-backed, asset-backed and collateralized:
RMBS	9,806	(5)	245	(329)	9,717
CMBS	3,741	(5)	52	(45)	3,743
CLO/ABS	6,052	—	47	(29)	6,070
Total mortgage-backed, asset-backed and collateralized	19,599	(10)	344	(403)	19,530
Total bonds available for sale(b)	$70,229	$(45)	$1,016	$(2,340)	$68,860
December 31, 2024
Bonds available for sale:
U.S. government and government sponsored entities	$3,346	$—	$20	$(99)	$3,267
Obligations of states, municipalities and political subdivisions	3,223	—	32	(112)	3,143
Non-U.S. governments	8,644	(1)	54	(590)	8,107
Corporate debt	33,031	(28)	581	(1,758)	31,826
Mortgage-backed, asset-backed and collateralized:
RMBS	8,820	(6)	209	(419)	8,604
CMBS	3,988	(3)	32	(91)	3,926
CLO/ABS	5,143	—	34	(44)	5,133
Total mortgage-backed, asset-backed and collateralized	17,951	(9)	275	(554)	17,663
Total bonds available for sale(b)	$66,195	$(38)	$962	$(3,113)	$64,006
(a)Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(b)At June 30, 2025 and December 31, 2024, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $5.7 billion or 8 percent and $3.6 billion or 6 percent, respectively.

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

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2025
Bonds available for sale:
U.S. government and government sponsored entities	$491	$13	$350	$75	$841	$88
Obligations of states, municipalities and political subdivisions	647	15	570	61	1,217	76
Non-U.S. governments	1,637	52	1,532	371	3,169	423
Corporate debt	6,463	188	9,283	1,157	15,746	1,345
RMBS	1,571	37	1,840	280	3,411	317
CMBS	521	5	642	41	1,163	46
CLO/ABS	1,192	7	274	22	1,466	29
Total bonds available for sale	$12,522	$317	$14,491	$2,007	$27,013	$2,324

28	AIG | Second Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2024
Bonds available for sale:
U.S. government and government sponsored entities	$1,718	$21	$358	$78	$2,076	$99
Obligations of states, municipalities and political subdivisions	1,502	33	586	79	2,088	112
Non-U.S. governments	1,964	55	3,446	534	5,410	589
Corporate debt	10,347	234	10,907	1,515	21,254	1,749
RMBS	3,711	58	2,147	343	5,858	401
CMBS	1,052	18	992	71	2,044	89
CLO/ABS	1,368	9	315	35	1,683	44
Total bonds available for sale	$21,662	$428	$18,751	$2,655	$40,413	$3,083
At June 30, 2025, we held 8,797 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 4,762 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2024, we held 12,274 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 5,984 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at June 30, 2025 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available for Sale
The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

June 30, 2025	Total Fixed Maturity Securities Available for Sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
Due in one year or less	$4,517	$4,461
Due after one year through five years	23,415	23,408
Due after five years through ten years	16,236	15,999
Due after ten years	6,427	5,462
Mortgage-backed, asset-backed and collateralized	19,589	19,530
Total	$70,184	$68,860
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$14	$165	$28	$197	$30	$443	$43	$313
For the three and six months ended June 30, 2025, the aggregate fair value of available for sale securities sold was $2.6 billion and $7.4 billion, respectively, which resulted in net realized gains (losses) of $(151) million and $(413) million, respectively. Included within the net realized gains (losses) are $(49) million and $(56) million of net realized gains (losses) for the three and six months ended June 30, 2025, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.

AIG | Second Quarter 2025 Form 10-Q	29

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
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

(in millions)	June 30, 2025		December 31, 2024
	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
Obligations of states, municipalities and political subdivisions	$50	3%	$50	3%
Non-U.S. governments	23	2	24	2
Corporate debt	260	17	282	19
Mortgage-backed, asset-backed and collateralized:
RMBS	98	7	100	7
CMBS	43	3	43	3
CLO/ABS and other collateralized securities	248	17	246	17
Total mortgage-backed, asset-backed and collateralized	389	27	389	27
Total fixed maturity securities	722	49	745	51
Equity securities	775	51	704	49
Total	$1,497	100%	$1,449	100%
NET INVESTMENT INCOME
The following table presents the components of Net investment income:

Three Months Ended June 30,	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$876	$16	$892	$723	$20	$743
Other fixed maturity securities	—	16	16	1	4	5
Equity securities	14	—	14	(4)	—	(4)
Interest on mortgage and other loans	46	7	53	65	8	73
Alternative investments(a)	48	—	48	32	—	32
Other investments(b)	482	—	482	177	1	178
Total investment income	1,466	39	1,505	994	33	1,027
Investment expenses	39	—	39	37	—	37
Net investment income	$1,427	$39	$1,466	$957	$33	$990

Six Months Ended June 30,	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$1,666	$38	$1,704	$1,488	$42	$1,530
Other fixed maturity securities	—	27	27	(4)	11	7
Equity securities	23	—	23	84	—	84
Interest on mortgage and other loans	90	14	104	133	17	150
Alternative investments(a)	91	—	91	87	(1)	86
Other investments(b)	699	—	699	199	3	202
Total investment income	2,569	79	2,648	1,987	72	2,059
Investment expenses	77	—	77	90	—	90
Net investment income	$2,492	$79	$2,571	$1,897	$72	$1,969

30	AIG | Second Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

(a)Includes income from hedge funds, private equity funds and real estate investments. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.
(b)Includes dividends received from Corebridge and changes in its stock price of $27 million and $455 million, respectively, for the three months ended June 30, 2025, $58 million and $664 million, respectively, for the six months ended June 30, 2025, and $68 million and $65 million, respectively, for both three and six months ended June 30, 2024.
NET REALIZED GAINS AND LOSSES
The following table presents the components of Net realized gains (losses):

Three Months Ended June 30,	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(102)	$(49)	$(151)	$(168)	$(1)	$(169)
Change in allowance for credit losses on fixed maturity securities	(15)	—	(15)	(18)	—	(18)
Change in allowance for credit losses on loans	45	5	50	(12)	3	(9)
Foreign exchange transactions	(27)	13	(14)	52	—	52
All other derivatives and hedge accounting	(98)	(16)	(114)	(21)	—	(21)
Sales of alternative investments	3	—	3	4	—	4
Other	2	(5)	(3)	(24)	(3)	(27)
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(192)	(52)	(244)	(187)	(1)	(188)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(14)	(14)	—	8	8
Net realized gains (losses)	$(192)	$(66)	$(258)	$(187)	$7	$(180)

Six Months Ended June 30,	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(357)	$(56)	$(413)	$(254)	$(16)	$(270)
Change in allowance for credit losses on fixed maturity securities	(7)	—	(7)	(19)	—	(19)
Change in allowance for credit losses on loans	50	9	59	(20)	1	(19)
Foreign exchange transactions	193	19	212	111	(3)	108
All other derivatives and hedge accounting	(126)	(22)	(148)	(69)	2	(67)
Sales of alternative investments	3	—	3	14	(1)	13
Other	(8)	(4)	(12)	(9)	(3)	(12)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(252)	(54)	(306)	(246)	(20)	(266)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(55)	(55)	—	(1)	(1)
Net realized losses	$(252)	$(109)	$(361)	$(246)	$(21)	$(267)
CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities*	$505	$15	$827	$(117)
Other investments	—	(39)	—	(39)
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$505	$(24)	$827	$(156)
*Excludes net unrealized gains and losses attributable to businesses held for sale or reclassified to discontinued operations at June 30, 2024.

AIG | Second Quarter 2025 Form 10-Q	31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other investments still held at the reporting date:

Three Months Ended June 30,	2025			2024
(in millions)	Equities	Other Invested Assets*	Total	Equities	Other Invested Assets*	Total
Net gains (losses) recognized during the period on equity securities and other investments	$14	$512	$526	$(4)	$109	$105
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	(12)	34	22	3	25	28
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$26	$478	$504	$(7)	$84	$77

Six Months Ended June 30,	2025			2024
(in millions)	Equities	Other Invested Assets*	Total	Equities	Other Invested Assets*	Total
Net gains recognized during the period on equity securities and other investments	$23	$745	$768	$84	$192	$276
Less: Net gains recognized during the period on equity securities and other investments sold during the period	1	33	34	43	24	67
Unrealized gains recognized during the reporting period on equity securities and other investments still held at the reporting date	$22	$712	$734	$41	$168	$209
*Includes unrealized gains (losses) on AIG’s ownership interest in Corebridge of $455 million and $664 million in the three and six months ended June 30, 2025, respectively, and $65 million in the three and six months ended June 30, 2024.
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
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Three Months Ended June 30,	2025			2024
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Balance, beginning of period	$11	$19	$30	$3	$25	$28
Additions:
Securities for which allowance for credit losses was not previously recorded	—	18	18	1	5	6
Reductions:
Securities sold during the period	—	(2)	(2)	—	(1)	(1)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	(1)	1	—	2	10	12
Write-offs charged against the allowance	—	(1)	(1)	—	(14)	(14)
Other	—	—	—	—	2	2
Balance, end of period	$10	$35	$45	$6	$27	$33

Six Months Ended June 30,	2025			2024
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Balance, beginning of year	$10	$28	$38	$13	$21	$34
Additions:
Securities for which allowance for credit losses was not previously recorded	—	20	20	1	9	10
Reductions:
Securities sold during the period	—	(6)	(6)	—	—	—
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	—	2	2	(8)	17	9
Write-offs charged against the allowance	—	(9)	(9)	—	(22)	(22)
Other	—	—	—	—	2	2
Balance, end of period	$10	$35	$45	$6	$27	$33

32	AIG | Second Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Purchased Credit Deteriorated Securities
We purchase certain RMBS that have experienced more-than-insignificant deterioration in credit quality since origination. These are referred to as PCD assets. At the time of purchase an allowance is recognized for these PCD assets by adding it to the purchase price to arrive at the initial amortized cost. There is no credit loss expense recognized upon acquisition of a PCD asset. When determining the initial allowance for credit losses, management considers the historical performance of underlying assets and available market information as well as bond-specific structural considerations, such as credit enhancement and the priority of payment structure of the security. In addition, the process of estimating future cash flows includes, but is not limited to, the following critical inputs:
•Current delinquency rates;
•Expected default rates and the timing of such defaults;
•Loss severity and the timing of any recovery; and
•Expected prepayment speeds.
Subsequent to the acquisition date, the PCD assets follow the same accounting as other structured securities that are not high credit quality.
We did not purchase securities with more than insignificant credit deterioration since their origination during the six months ended June 30, 2025 and 2024.
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
The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	June 30, 2025	December 31, 2024
Securities collateral pledged to us	$2,901	$2,853
At June 30, 2025 and December 31, 2024, the carrying value of reverse repurchase agreements totaled $2.9 billion and $2.8 billion, respectively.
All secured financing transactions are collateralized and margined on a daily basis consistent with market standards and subject to enforceable master netting arrangements with rights of set off. We do not currently offset any such transactions.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements and certain reinsurance contracts was $8.1 billion and $7.8 billion at June 30, 2025 and December 31, 2024, respectively.

AIG | Second Quarter 2025 Form 10-Q	33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $13 million of stock in FHLBs at both June 30, 2025 and December 31, 2024. In addition, our subsidiaries have pledged securities available for sale with a fair value of $1.7 billion at June 30, 2025 and $1.6 billion at December 31, 2024.
Investments held in escrow accounts or otherwise subject to restriction as to their use were $73 million and $73 million, comprised of bonds available for sale and short-term investments at June 30, 2025 and December 31, 2024, respectively.
Reinsurance transactions between AIG and Fortitude Re were structured as modified coinsurance (modco) and loss portfolio transfer arrangements with funds withheld.
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	June 30, 2025	December 31, 2024
Alternative investments(a)	$4,151	$4,032
Retained investment in Corebridge using fair value option	4,043	3,810
All other investments(b)	1,793	1,986
Total	$9,987	$9,828
(a)At June 30, 2025, includes hedge funds of $190 million and private equity funds of $3.7 billion. At December 31, 2024, included hedge funds of $187 million and private equity funds of $3.6 billion. Private equity funds investments include limited partnerships, direct equities and real estate partnerships. Also includes investments in real estate, net of accumulated depreciation. At June 30, 2025 and December 31, 2024, the accumulated depreciation was $138 million and $161 million, respectively.
(b)All other investments include bank deposits with a maturity greater than one year and investments in joint ventures with strategic partners, including $300 million in DaVinciRe Holdings Ltd, Class D, which is recorded as a measurement alternative equity security at both June 30, 2025 and December 31, 2024.

7. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	June 30, 2025	December 31, 2024
Commercial mortgages(a)	$3,029	$3,305
Life insurance policy loans	5	6
Commercial loans, other loans and notes receivable(b)	592	721
Total mortgage and other loans receivable(c)	3,626	4,032
Allowance for credit losses(c)(d)	(106)	(164)
Mortgage and other loans receivable, net(c)	$3,520	$3,868
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in California and New York representing the largest geographic concentrations (aggregating approximately 14 percent and 12 percent, respectively, at both June 30, 2025 and December 31, 2024).
(b)There were no loans that were held-for-sale carried at lower of cost or market as of June 30, 2025 and December 31, 2024.
(c)Excludes $37.6 billion at both June 30, 2025 and December 31, 2024 of loans receivable from AIG Financial Products Corp. (AIGFP), which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1 to the Consolidated Financial Statements in the 2024 Annual Report.
(d)Does not include allowance for credit losses of $0 million and $8 million at June 30, 2025 and December 31, 2024, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of June 30, 2025 and December 31, 2024, $152 million and $252 million, respectively, of commercial mortgage loans were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, accrued interest receivable associated with commercial mortgage loans was $15 million and $15 million, respectively.

34	AIG | Second Quarter 2025 Form 10-Q

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
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

June 30, 2025	2025	2024	2023	2022	2021	Prior	Total
(in millions)
>1.2X	$61	$29	$239	$231	$581	$1,596	$2,737
1.00 - 1.20X	—	19	10	23	32	54	138
<1.00X	—	—	—	—	5	149	154
Total commercial mortgages	$61	$48	$249	$254	$618	$1,799	$3,029

December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
(in millions)
>1.2X	$120	$484	$185	$563	$79	$1,482	$2,913
1.00 - 1.20X	26	10	15	17	—	49	117
<1.00X	—	—	—	32	—	243	275
Total commercial mortgages	$146	$494	$200	$612	$79	$1,774	$3,305
The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

June 30, 2025	2025	2024	2023	2022	2021	Prior	Total
(in millions)
Less than 65%	$61	$48	$211	$177	$498	$1,144	$2,139
65% to 75%	—	—	33	—	57	346	436
76% to 80%	—	—	—	—	—	38	38
Greater than 80%	—	—	5	77	63	271	416
Total commercial mortgages	$61	$48	$249	$254	$618	$1,799	$3,029

December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
(in millions)
Less than 65%	$107	$433	$177	$485	$71	$1,012	$2,285
65% to 75%	—	40	—	54	—	317	411
76% to 80%	—	—	—	31	—	51	82
Greater than 80%	39	21	23	42	8	394	527
Total commercial mortgages	$146	$494	$200	$612	$79	$1,774	$3,305
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.8x at both June 30, 2025 and December 31, 2024. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 69 percent and 65 percent at June 30, 2025 and December 31, 2024, respectively. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.

AIG | Second Quarter 2025 Form 10-Q	35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

The following table presents supplementary credit quality information related to commercial mortgages:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
June 30, 2025
Past Due Status:
In good standing	167	$969	$1,040	$336	$259	$206	$129	$2,939	97%
90 days or less delinquent	—	—	—	—	—	—	—	—	—
>90 days delinquent or in process of foreclosure	4	—	29	61	—	—	—	90	3
Total*	171	$969	$1,069	$397	$259	$206	$129	$3,029	100%
Allowance for credit losses		$1	$61	$34	$—	$10	$—	$106	3%

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2024
Past Due Status:
In good standing	186	$1,087	$971	$370	$301	$258	$119	$3,106	94%
90 days or less delinquent	1	—	25	—	—	—	—	25	1
>90 days delinquent or in process of foreclosure	3	—	112	62	—	—	—	174	5
Total*	190	$1,087	$1,108	$432	$301	$258	$119	$3,305	100%
Allowance for credit losses		$5	$99	$34	$11	$13	$1	$163	5%
*Does not reflect allowance for credit losses.
METHODOLOGY USED TO ESTIMATE THE ALLOWANCE FOR CREDIT LOSSES
For a discussion of our accounting policy for evaluating Mortgage and other loans receivable for impairment, see Note 7 to the Consolidated Financial Statements in the 2024 Annual Report.
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a)(b):

Three Months Ended June 30,	2025			2024
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of period	$155	$—	$155	$150	$3	$153
Loans charged off	(52)	—	(52)	—	—	—
Net charge-offs	(52)	—	(52)	—	—	—
Addition to (release of) allowance for loan losses	3	—	3	12	(2)	10
Allowance, end of period	$106	$—	$106	$162	$1	$163

Six Months Ended June 30,	2025			2024
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of year	$163	$1	$164	$138	$2	$140
Loans charged off	(52)	—	(52)	—	—	—
Net charge-offs	(52)	—	(52)	—	—	—
Addition to (release of) allowance for loan losses	(5)	(1)	(6)	24	(1)	23
Allowance, end of period	$106	$—	$106	$162	$1	$163
(a)Does not include allowance for credit losses of $0 million and $5 million at June 30, 2025 and 2024, respectively, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
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

36	AIG | Second Quarter 2025 Form 10-Q

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
There were no loans that had defaulted during the six months ended June 30, 2025 and 2024, that had been previously modified with borrowers experiencing financial difficulties.
AIG closely monitors the performance of the loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans with borrowers experiencing financial difficulty that were modified in the 12 months prior to June 30, 2025 are current and performing in conjunction with their modified terms.

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
As of June 30, 2025, $3.3 billion of reserves related to business written by multiple wholly-owned AIG subsidiaries had been ceded to Fortitude Re under these reinsurance transactions.

AIG | Second Quarter 2025 Form 10-Q	37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 8. Reinsurance

There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	June 30, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$1,831	$1,831	$1,918	$1,918	Fair value through other comprehensive income (loss)
Fixed maturity securities - fair value option	718	718	721	721	Fair value through net investment income
Commercial mortgage loans	469	458	450	437	Amortized cost
Short-term investments	35	35	15	15	Fair value through net investment income
Funds withheld investment assets	3,053	3,042	3,104	3,091
Derivative assets, net(b)	(1)	(1)	1	1	Fair value through net realized gains (losses)
Other(c)	68	68	115	115	Amortized cost
Total	$3,120	$3,109	$3,220	$3,207
(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $29 million ($23 million after-tax) and $(35) million ($(28) million after-tax), respectively for the six months ended June 30, 2025 and for the year ended December 31, 2024.
(b)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $1 million and $35 million, respectively, as of June 30, 2025. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $9 million and $2 million, respectively, as of December 31, 2024. These derivative assets and liabilities are fully collateralized either by cash or securities.
(c)Primarily comprised of Cash and Accrued investment income.
The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net investment income - Fortitude Re funds withheld assets	$39	$33	$79	$72
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized losses - Fortitude Re funds withheld assets	(52)	(1)	(54)	(20)
Net realized gains (losses) - Fortitude Re funds withheld embedded derivative	(14)	8	(55)	(1)
Net realized gains (losses) on Fortitude Re funds withheld assets	(66)	7	(109)	(21)
Income (loss) from continuing operations before income tax expense (benefit)	(27)	40	(30)	51
Income tax expense (benefit)(a)	(5)	9	(6)	11
Net income (loss)	(22)	31	(24)	40
Change in unrealized appreciation (depreciation) on available for sale securities(a)	25	(34)	23	(42)
Comprehensive income (loss)	$3	$(3)	$(1)	$(2)
(a)The income tax expense (benefit) and the tax impact in Accumulated other comprehensive income (loss) (AOCI) were computed using AIG’s U.S. statutory tax rate of 21 percent.
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
•whether collateral and collateral arrangements exist.

38	AIG | Second Quarter 2025 Form 10-Q

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
The total reinsurance recoverables as of June 30, 2025 were $41.9 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 83 percent of the reinsurance recoverables were investment grade; (ii) approximately 15 percent of the reinsurance recoverables were non-investment grade and (iii) approximately 2 percent of the reinsurance recoverables related to entities that were not rated by AIG.
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
As of June 30, 2025 and December 31, 2024, approximately 80 percent and 81 percent, respectively, of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Balance, beginning of period	$279	$255	$269	$255
Addition to (release of) allowance for expected credit losses and disputes, net	(4)	(1)	(1)	—
Write-offs charged against the allowance for credit losses and disputes	(1)	—	(1)	(1)
Other changes	2	6	9	6
Balance, end of period	$276	$260	$276	$260
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
The following table presents a rollforward of DAC:

Six Months Ended June 30,
(in millions)	2025	2024
Balance, beginning of year	$2,065	$2,117
Capitalization	1,667	1,803
Amortization expense	(1,672)	(1,680)
Other, including foreign exchange	91	(117)
Balance, end of period	$2,151	$2,123

AIG | Second Quarter 2025 Form 10-Q	39

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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(c)	Off-Balance Sheet		Total
June 30, 2025
Real estate and investment entities(a)	$388,228	$3,345	$1,391	(d)	$4,736
Other(b)	4,418	156	756	(e)	912
Total	$392,646	$3,501	$2,147		$5,648
December 31, 2024
Real estate and investment entities(a)	$367,661	$2,723	$839	(d)	$3,562
Other(b)	4,639	255	754	(e)	1,009
Total	$372,300	$2,978	$1,593		$4,571
(a)Comprised primarily of hedge funds and private equity funds.
(b)At June 30, 2025 and December 31, 2024, excludes approximately $1,352 million and $1,925 million, respectively, of VIE assets related to AIGFP and its consolidated subsidiaries, with maximum off-balance sheet exposure to loss of $1,323 million and $1,894 million, respectively. For additional information, see Note 1 to the Consolidated Financial Statements in the 2024 Annual Report.
(c)At June 30, 2025 and December 31, 2024, $3.5 billion and $2.9 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.
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

11. Derivatives and Hedge Accounting
We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities, fixed maturity securities, outstanding medium- and long-term notes as well as other interest rate-sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and swaps) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures, foreign currency transactions, and foreign denominated investments. Equity derivatives are used to economically mitigate financial risk associated with embedded derivatives. We use credit derivatives to manage our credit exposures. The derivatives are effective economic hedges of the exposures that they are meant to offset. In addition to hedging activities, we also enter into derivative contracts with respect to investment operations, which may include, among other things, credit default swaps (CDSs), total return swaps and purchases of investments with embedded derivatives, such as equity-linked notes and convertible bonds.

40	AIG | Second Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2025				December 31, 2024
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Foreign exchange contracts	$868	$35	$883	$59	$879	$66	$906	$109
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	943	265	1,022	296	841	277	913	304
Foreign exchange contracts	1,104	83	3,119	134	3,095	230	1,707	158
Equity contracts	18	14	18	14	29	20	29	20
Credit contracts(b)	42	26	47	26	52	31	147	31
Total derivatives, gross	$2,975	$423	$5,089	$529	$4,896	$624	$3,702	$622
Counterparty netting(c)		(207)		(207)		(270)		(270)
Cash collateral(d)		(199)		(264)		(304)		(201)
Total derivatives on Condensed Consolidated Balance Sheets(e)		$17		$58		$50		$151
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)As of June 30, 2025 and December 31, 2024, included CDSs on super senior multi-sector CLO with a net notional amount of $38 million and $48 million (fair value liability of $26 million and $30 million, respectively). The net notional amount represents the maximum exposure to loss on the portfolio.
(c)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(d)Represents cash collateral posted and received that is eligible for netting.
(e)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was $3.1 billion at June 30, 2025 and $3.2 billion at December 31, 2024. Fair value of liabilities related to bifurcated embedded derivatives was zero at both June 30, 2025 and December 31, 2024. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to the funds withheld arrangement with Fortitude Re. For additional information, see Note 8.
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
Collateral posted by us to third parties for derivative transactions was $350 million and $601 million at June 30, 2025 and December 31, 2024, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $260 million and $595 million at June 30, 2025 and December 31, 2024, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

AIG | Second Quarter 2025 Form 10-Q	41

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
We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three and six months ended June 30, 2025, we recognized gains (losses) of $(101) million and $(172) million, respectively, and for the three and six months ended June 30, 2024, we recognized gains (losses) of $9 million and $34 million, respectively, included in Change in foreign currency translation adjustments in OCI related to the net investment hedge relationships.
A qualitative methodology is utilized to assess hedge effectiveness.
The following table presents the gain (loss) recognized in income on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Income for:
(in millions)	Hedging Derivatives(a)	Excluded Components(b)	Hedged Items	Net Impact
Three Months Ended June 30, 2025
Foreign exchange contracts:
Net realized gains/(losses)	$(26)	$(18)	$26	$(18)
Three Months Ended June 30, 2024
Foreign exchange contracts:
Net realized gains/(losses)	$(57)	$(15)	$57	$(15)
Six Months Ended June 30, 2025
Foreign exchange contracts:
Net realized gains/(losses)	$(27)	$(19)	$27	$(19)
Six Months Ended June 30, 2024
Foreign exchange contracts:
Net realized gains/(losses)	$(115)	$(27)	$115	$(27)
(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in income on a mark-to-market basis.

42	AIG | Second Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Derivatives and Hedge Accounting

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
By Derivative Type:
Interest rate contracts	$(4)	$—	$(5)	$(2)
Foreign exchange contracts	(111)	(26)	(144)	(65)
Credit contracts	—	(1)	—	—
Embedded derivatives	(14)	8	(55)	(1)
Total	$(129)	$(19)	$(204)	$(68)
By Classification:
Net investment income - Fortitude Re funds withheld assets	$(1)	$—	$(1)	$—
Net realized losses - excluding Fortitude Re funds withheld assets	(98)	(27)	(126)	(69)
Net realized gains (losses) on Fortitude Re funds withheld assets*	(30)	8	(77)	1
Total	$(129)	$(19)	$(204)	$(68)
*Includes over-the-counter derivatives supporting the funds withheld arrangements with Fortitude Re and the embedded derivative contained within the funds withheld payable with Fortitude Re.
CREDIT RISK-RELATED CONTINGENT FEATURES
We estimate that at June 30, 2025, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $4 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $26 million and $30 million at June 30, 2025 and December 31, 2024, respectively. The aggregate fair value of assets posted as collateral under these contracts at June 30, 2025 and December 31, 2024, was approximately $26 million and $30 million, respectively.

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
Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.3 billion and $12.1 billion at June 30, 2025 and December 31, 2024, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At June 30, 2025 and December 31, 2024 we held collateral of approximately $8.8 billion and $8.6 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded

AIG | Second Quarter 2025 Form 10-Q	43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both June 30, 2025 and December 31, 2024.
The following table presents the rollforward of activity in loss reserves:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Liability for unpaid loss and loss adjustment expenses, beginning of period	$68,896	$70,060	$69,168	$70,393
Reinsurance recoverable	(27,799)	(30,169)	(29,026)	(30,289)
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	41,097	39,891	40,142	40,104
Losses and loss adjustment expenses incurred:
Current year	3,523	3,546	7,332	6,911
Prior years, excluding discount and amortization of deferred gain	25	(108)	(8)	(108)
Prior years, discount charge (benefit)	45	62	85	168
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(100)	(33)	(122)	(65)
Total losses and loss adjustment expenses incurred	3,493	3,467	7,287	6,906
Losses and loss adjustment expenses paid:
Current year	(1,023)	(855)	(1,452)	(1,141)
Prior years	(2,569)	(2,597)	(5,530)	(5,454)
Total losses and loss adjustment expenses paid	(3,592)	(3,452)	(6,982)	(6,595)
Other changes:
Foreign exchange effect	895	(158)	1,379	(654)
Losses and loss adjustment expenses recognized within gain on divestitures	15	—	47	—
Retroactive reinsurance adjustment (net of discount)(b)	(20)	186	15	178
Reclassified to held for sale, net of reinsurance recoverables	—	—	—	(5)
Total other changes	890	28	1,441	(481)
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	41,888	39,934	41,888	39,934
Reinsurance recoverable	27,866	29,849	27,866	29,849
Total	$69,754	$69,783	$69,754	$69,783
(a)Includes $7 million and $39 million for the retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), covering U.S. asbestos exposures for the three months ended June 30, 2025 and 2024, respectively, and $12 million and $44 million for the six months ended June 30, 2025 and 2024, respectively.
(b)Includes benefit (charge) from change in discount on retroactive reinsurance of $19 million and $23 million for the three months ended June 30, 2025 and 2024 respectively, and $20 million and $78 million for the six months ended June 30, 2025 and 2024, respectively.
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
Prior Year Development
During the three months ended June 30, 2025, we recognized unfavorable prior year loss reserve development of $25 million excluding discount and amortization of deferred gain. The development in this period was primarily driven by adverse development on U.S. Excess Casualty partially offset by favorable experience in U.S. Workers’ Compensation, U.S. Other Casualty and U.S. Property and Special Risks. During the six months ended June 30, 2025, we recognized favorable prior year loss reserve development of $8 million excluding discount and amortization of deferred gain. The development in this period was largely driven by favorable development in U.S. Workers’ Compensation, U.S. Other Casualty, U.S. Property and Special Risks and Global Specialty, partially offset by adverse development on U.S. Excess Casualty.
During the three and six months ended June 30, 2024, we recognized favorable prior year loss reserve development of $108 million excluding discount and amortization of deferred gain. The development in these periods was primarily driven by favorable development on our loss sensitive U.S. Workers’ Compensation business along with favorable development in U.S. Other Casualty, offset by adverse development in U.S. Excess Casualty.

44	AIG | Second Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

Discounting of Loss Reserves
At June 30, 2025 and December 31, 2024, the loss reserves reflect a net loss reserve discount of $1.2 billion and $1.2 billion, respectively, including tabular and non-tabular calculations based upon the following assumptions:
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
At June 30, 2025 and December 31, 2024, the discount consists of $147 million and $107 million of tabular discount, respectively, and $1.0 billion and $1.1 billion of non-tabular discount for workers’ compensation, respectively. During the six months ended June 30, 2025 and 2024, the benefit / (charge) from changes in discount of $(29) million and $(102) million, respectively, were recorded as part of Losses and loss adjustment expenses incurred in the Condensed Consolidated Statements of Income (Loss).
The following table presents the components of the loss reserve discount discussed above:

(in millions)	June 30, 2025	December 31, 2024
U.S. workers' compensation	$2,082	$2,111
Retroactive reinsurance	(916)	(936)
Total reserve discount(a)(b)	$1,166	$1,175
(a)Excludes $201 million and $184 million of discount related to certain long-tail liabilities in the UK at June 30, 2025 and December 31, 2024, respectively.
(b)Includes gross discount of $730 million and $627 million, which was 100 percent ceded to Fortitude Re at June 30, 2025 and December 31, 2024, respectively.
The following table presents the net loss reserve discount benefit (charge):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Current accident year	$33	$36	$56	$66
Accretion and other adjustments to prior year discount	(45)	(62)	(85)	(168)
Net reserve discount benefit (charge)	(12)	(26)	(29)	(102)
Change in discount on loss reserves ceded under retroactive reinsurance	19	23	20	78
Net change in total reserve discount*	$7	$(3)	$(9)	$(24)
*Excludes $11 million and $2 million discount related to certain long-tail liabilities in the UK for the three months ended June 30, 2025 and 2024, respectively, and excludes $17 million and $0 million discount related to certain long-tail liabilities in the UK for the six months ended June 30, 2025 and 2024, respectively.
Amortization of Deferred Gain on Retroactive Reinsurance
Amortization of the deferred gain on retroactive reinsurance includes $93 million and $(6) million related to the adverse development reinsurance cover with NICO for the three months ended June 30, 2025 and 2024, respectively, and $110 million and $21 million for the six months ended June 30, 2025 and 2024, respectively.
Amounts recognized reflect the amortization of the initial deferred gain at inception, as amended for subsequent changes in the deferred gain due to changes in subject reserves.
FUTURE POLICY BENEFITS
Future policy benefits primarily include reserves for Global Accident & Health (short-duration) contracts.

AIG | Second Quarter 2025 Form 10-Q	45

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
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $1.9 billion and $1.8 billion at June 30, 2025 and December 31, 2024, respectively.
GUARANTEES
Subsidiaries
We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and certain of its subsidiaries. We have also issued guarantees of all present and future payment obligations and liabilities of AIG Markets, Inc.
Due to the deconsolidation of AIGFP and its subsidiaries, as of June 30, 2025, a $80 million guarantee related to the obligations of AIGFP and certain of its subsidiaries was recognized, and is reported in Other liabilities.
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

46	AIG | Second Quarter 2025 Form 10-Q

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

14. Equity
SHARES OUTSTANDING
Common Stock
The following table presents a rollforward of outstanding shares:

Six Months Ended June 30, 2025	Common Stock Issued	Treasury Stock	Common Stock Outstanding
(in millions)
Shares, beginning of year	1,906.7	(1,300.6)	606.1
Shares issued	—	4.1	4.1
Shares repurchased	—	(50.4)	(50.4)
Shares, end of period	1,906.7	(1,346.9)	559.8
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
Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from July 1, 2025 to August 1, 2025, we repurchased approximately 6 million shares of AIG Common Stock for an aggregate purchase price of approximately $467 million.

AIG | Second Quarter 2025 Form 10-Q	47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Equity

DIVIDENDS DECLARED
On August 6, 2025, our Board of Directors declared a cash dividend on AIG Common Stock of $0.45 per share, payable on September 30, 2025 to shareholders of record on September 16, 2025.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, March 31, 2025, net of tax	$—	$(2,443)	$—	$74	$(3,328)	$(767)	$(6,464)
Change in unrealized appreciation (depreciation) of investments*	(7)	512	—	—	—	—	505
Change in other	—	(9)	—	—	—	—	(9)
Change in foreign currency translation adjustments	—	—	—	—	414	—	414
Change in net actuarial loss	—	—	—	—	—	2	2
Change in deferred tax asset (liability)	1	(11)	—	1	15	(2)	4
Total other comprehensive income (loss)	(6)	492	—	1	429	—	916
Less: Noncontrolling interests	—	—	—	—	—	—	—
Balance, June 30, 2025, net of tax	$(6)	$(1,951)	$—	$75	$(2,899)	$(767)	$(5,548)

Balance, March 31, 2024, net of tax	$(66)	$(11,702)	$(493)	$1,535	$(3,329)	$(814)	$(14,869)
Change in unrealized appreciation (depreciation) of investments*	(19)	(1,036)	—	—	—	—	(1,055)
Change in other	—	(9)	—	—	—	—	(9)
Change in fair value of market risk benefits, net	—	—	159	—	—	—	159
Change in discount rates	—	—	—	262	—	—	262
Change in future policy benefits	—	67	—	—	—	—	67
Change in foreign currency translation adjustments	—	—	—	—	85	—	85
Change in net actuarial loss	—	—	—	—	—	10	10
Change in prior service cost	—	—	—	—	—	1	1
Change in deferred tax asset (liability)	3	52	(34)	(72)	13	(2)	(40)
Corebridge deconsolidation, net of tax	42	8,513	330	(1,583)	(88)	—	7,214
Total other comprehensive income	26	7,587	455	(1,393)	10	9	6,694
Add: Corebridge noncontrolling interests	2	693	38	(120)	(3)	—	610
Balance, June 30, 2024, net of tax	$(38)	$(3,422)	$—	$22	$(3,322)	$(805)	$(7,565)

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, December 31, 2024, net of tax	$(4)	$(2,868)	$—	$68	$(3,521)	$(774)	$(7,099)
Change in unrealized appreciation (depreciation) of investments	(3)	830	—	—	—	—	827
Change in other	—	(3)	—	—	—	—	(3)
Change in discount rates	—	—	—	9	—	—	9
Change in foreign currency translation adjustments	—	—	—	—	589	—	589
Change in net actuarial loss	—	—	—	—	—	10	10
Change in deferred tax asset (liability)	1	90	—	(2)	34	(3)	120
Total other comprehensive income (loss)	(2)	917	—	7	623	7	1,552
Less: Noncontrolling interests	—	—	—	—	1	—	1
Balance, June 30, 2025, net of tax	$(6)	$(1,951)	$—	$75	$(2,899)	$(767)	$(5,548)

48	AIG | Second Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Equity

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, December 31, 2023, net of tax	$(106)	$(10,888)	$(476)	$1,233	$(2,979)	$(821)	$(14,037)
Change in unrealized appreciation (depreciation) of investments*	53	(2,310)	—	—	—	—	(2,257)
Change in other	—	(4)	—	—	—	—	(4)
Change in fair value of market risk benefits, net	—	—	130	—	—	—	130
Change in discount rates	—	—	—	959	—	—	959
Change in future policy benefits	—	(59)	—	—	—	—	(59)
Change in foreign currency translation adjustments	—	—	—	—	(254)	—	(254)
Change in net actuarial loss	—	—	—	—	—	17	17
Change in prior service cost	—	—	—	—	—	3	3
Change in deferred tax asset (liability)	(12)	157	(28)	(224)	(1)	(4)	(112)
Corebridge deconsolidation, net of tax	42	8,513	330	(1,583)	(88)	—	7,214
Total other comprehensive income (loss)	83	6,297	432	(848)	(343)	16	5,637
Add: Corebridge noncontrolling interests	2	610	33	(105)	(3)	—	537
Less: Noncontrolling interests	17	(559)	(11)	258	(3)	—	(298)
Balance, June 30, 2024, net of tax	$(38)	$(3,422)	$—	$22	$(3,322)	$(805)	$(7,565)
*Includes net unrealized gains and losses attributable to businesses held for sale or reclassified to discontinued operations at June 30, 2024.
The following table presents the other comprehensive income (loss) reclassification adjustments for the three and six months ended June 30, 2025 and 2024, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Three Months Ended June 30, 2025
Unrealized change arising during period	$(7)	$352	$—	$—	$414	$(5)	$754
Less: Reclassification adjustments included in net income	—	(151)	—	—	—	(7)	(158)
Total other comprehensive income (loss), before income tax expense (benefit)	(7)	503	—	—	414	2	912
Less: Income tax expense (benefit)	(1)	11	—	(1)	(15)	2	(4)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(6)	$492	$—	$1	$429	$—	$916

Three Months Ended June 30, 2024
Unrealized change arising during period	$(13)	$(811)	$159	$262	$85	$3	$(315)
Less: Reclassification adjustments included in net income	(36)	(8,346)	(330)	1,583	88	(8)	(7,049)
Total other comprehensive income (loss), before income tax expense (benefit)	23	7,535	489	(1,321)	(3)	11	6,734
Less: Income tax expense (benefit)	(3)	(52)	34	72	(13)	2	40
Total other comprehensive income (loss), net of income tax expense (benefit)	$26	$7,587	$455	$(1,393)	$10	$9	$6,694

Six Months Ended June 30, 2025
Unrealized change arising during period	$(3)	$414	$—	$9	$589	$(5)	$1,004
Less: Reclassification adjustments included in net income	—	(413)	—	—	—	(15)	(428)
Total other comprehensive income (loss), before of income tax expense (benefit)	(3)	827	—	9	589	10	1,432
Less: Income tax expense (benefit)	(1)	(90)	—	2	(34)	3	(120)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(2)	$917	$—	$7	$623	$7	$1,552

Six Months Ended June 30, 2024
Unrealized change arising during period	$53	$(2,643)	$130	$959	$(254)	$5	$(1,750)
Less: Reclassification adjustments included in net income	(42)	(8,783)	(330)	1,583	88	(15)	(7,499)
Total other comprehensive income (loss), before income tax expense (benefit)	95	6,140	460	(624)	(342)	20	5,749
Less: Income tax expense (benefit)	12	(157)	28	224	1	4	112
Total other comprehensive income (loss), net of income tax expense (benefit)	$83	$6,297	$432	$(848)	$(343)	$16	$5,637

AIG | Second Quarter 2025 Form 10-Q	49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Equity

The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Condensed Consolidated Statements of Income (Loss)(a):

	Amount Reclassified from AOCI		Affected Line Item in the
	Three Months Ended June 30,		Condensed Consolidated
(in millions)	2025	2024	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$—	$6	Net realized gains (losses)
Total	—	6
Unrealized appreciation (depreciation) of all other investments
Investments	(151)	167	Net realized gains (losses)
Total	(151)	167
Change in retirement plan liabilities adjustment
Prior-service credit	—	(1)	(b)
Actuarial losses	(7)	(7)	(b)
Total	(7)	(8)
Corebridge deconsolidation, net of tax	—	(7,214)	(c)
Total reclassifications for the period	$(158)	$(7,049)
	Amount Reclassified from AOCI		Affected Line Item in the
	Six Months Ended June 30,		Condensed Consolidated
(in millions)	2025	2024	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$—	$—	Net realized gains (losses)
Total	—	—
Unrealized appreciation (depreciation) of all other investments
Investments	(413)	(270)	Net realized gains (losses)
Total	(413)	(270)
Change in retirement plan liabilities adjustment
Prior-service credit	(1)	(1)	(b)
Actuarial losses	(14)	(14)	(b)
Total	(15)	(15)
Corebridge deconsolidation, net of tax	—	(7,214)	(c)
Total reclassifications for the period	$(428)	$(7,499)
(a)The following items are not reclassified out of AOCI and included in the Condensed Consolidated Statements of Income (Loss) and thus have been excluded from the table: (i) Change in fair value of market risk benefits attributable to changes in our own credit risk and (ii) Change in the discount rates used to measure traditional and limited-payment long-duration insurance contracts.
(b)These AOCI components are included in the computation of net periodic pension cost.
(c)Represents adjustments related to the deconsolidation of Corebridge which is reflected in Income (loss) from discontinued operations, net of taxes. See the rollforward of Accumulated other comprehensive income (loss) above for further details.

50	AIG | Second Quarter 2025 Form 10-Q

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
The following table presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per common share data)	2025	2024	2025	2024
Numerator for EPS:
Income from continuing operations	$1,144	$475	$1,842	$1,272
Less: Preferred stock dividends and preferred stock redemption premiums	—	—	—	22
Income attributable to AIG common shareholders from continuing operations	1,144	475	1,842	1,250

Loss from discontinued operations, net of income tax expense	—	(4,359)	—	(3,556)
Less: Net income attributable to noncontrolling interests	—	93	—	477
Loss from discontinued operations, net of noncontrolling interest	—	(4,452)	—	(4,033)
Net income (loss) attributable to AIG common shareholders	$1,144	$(3,977)	$1,842	$(2,783)
Denominator for EPS:
Weighted average common shares outstanding - basic	572,817,409	661,092,967	583,272,826	671,834,907
Dilutive common shares	5,123,823	5,862,201	5,262,102	5,623,436
Weighted average common shares outstanding - diluted(a)	577,941,232	666,955,168	588,534,928	677,458,343
Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$2.00	$0.72	$3.16	$1.86
Loss from discontinued operations	$—	$(6.74)	$—	$(6.00)
Income (loss) attributable to AIG common shareholders	$2.00	$(6.02)	$3.16	$(4.14)
Diluted:
Income from continuing operations	$1.98	$0.71	$3.13	$1.85
Loss from discontinued operations	$—	$(6.67)	$—	$(5.96)
Income (loss) attributable to AIG common shareholders	$1.98	$(5.96)	$3.13	$(4.11)
(a)Potential dilutive common shares are due to our share-based employee compensation plans and agreements. The number of potential common shares excluded from diluted shares outstanding was 118,717 and 140,236 for the three and six months ended June 30, 2025, respectively, and 89,983 and 115,866 for the three and six months ended June 30, 2024, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.
For information regarding our repurchases of AIG Common Stock, see Note 14.

AIG | Second Quarter 2025 Form 10-Q	51

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Income Taxes

16. Income Taxes
U.S. TAX LAW CHANGES
On July 4, 2025, new U.S. tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBB Act") which, among other provisions, makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. We are currently evaluating the impact of the new legislation, but do not expect it to have a material impact on the results of operations.
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
INTERIM TAX EXPENSE (BENEFIT)
For the three months ended June 30, 2025, the effective tax rate on income from continuing operations was 25.9 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, certain non-deductible expenses, state and local income taxes, and an increase in deferred tax asset valuation allowance associated with certain foreign jurisdictions. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the six months ended June 30, 2025, the effective tax rate on income from continuing operations was 26.4 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, certain non-deductible expenses, state and local income taxes, and an increase in deferred tax asset valuation allowance associated with certain foreign jurisdictions. The charges are partially offset by tax benefits related to closure of tax audits in Germany and California, and excess tax benefits related to share-based compensation payments recorded through the income statement. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
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

52	AIG | Second Quarter 2025 Form 10-Q

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
After factoring in multiple data points and assessing the relative weight of all positive and negative evidence, we concluded that a valuation allowance of $300 million should remain on a portion of AIG's U.S. federal consolidated income tax group tax attribute carryforwards that are not more likely than not to be realized. Accordingly, during the six months ended June 30, 2025, we recorded no change in valuation allowance.
For the six months ended June 30, 2025, recent changes in market conditions, including changes in interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of our general insurance and non-insurance companies, resulting in a decrease to deferred tax assets related to net unrealized tax capital losses. The deferred tax assets relate to the unrealized tax capital losses for which the carryforward period has not yet begun. As of June 30, 2025, based on all available evidence, we concluded that a valuation allowance of $302 million is necessary on deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized. For the six months ended June 30, 2025, we recorded a decrease in valuation allowance of $207 million associated with the unrealized tax capital losses in AIG's available for sale securities portfolio. The valuation allowance decrease was allocated to Other comprehensive income.
For the six months ended June 30, 2025, we recognized a net $9 million increase in deferred tax asset valuation allowance associated with certain foreign jurisdictions.
TAX EXAMINATIONS
We are currently under examination by the IRS for the tax years 2011 through 2019. We continue to engage in the IRS Appeals process for certain disagreed issues related to tax years 2007 through 2010. These tax years are still subject to ongoing computational review by IRS Appeals.
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
At both June 30, 2025 and December 31, 2024, our unrecognized tax benefits, excluding interest and penalties, were $1.4 billion. At both June 30, 2025 and December 31, 2024, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.4 billion. Unrecognized tax benefits that would not affect the effective tax rate generally relate to such factors as the timing, rather than the permissibility of the deduction.
Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At June 30, 2025 and December 31, 2024, we had accrued liabilities of $40 million and $53 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the six months ended June 30, 2025 and 2024, we accrued expense (benefit) of $(13) million and $0 million, respectively, for the payment of interest and penalties.
Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

AIG | Second Quarter 2025 Form 10-Q	53

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

54	AIG | Second Quarter 2025 Form 10-Q

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

AIG | Second Quarter 2025 Form 10-Q	55

56	AIG | Second Quarter 2025 Form 10-Q

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

AIG | Second Quarter 2025 Form 10-Q	57

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
•non-operating pension expenses;
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
Results from discontinued operations are excluded from all of these measures.

58	AIG | Second Quarter 2025 Form 10-Q

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

AIG | Second Quarter 2025 Form 10-Q	59

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

General Insurance includes the following major operating companies: National Union Fire Insurance Company of Pittsburgh, Pa. (National Union); American Home Assurance Company (American Home); Lexington Insurance Company (Lexington); AIG General Insurance Company, Ltd.; AIG Asia Pacific Insurance Pte. Ltd.; AIG Europe S.A.; American International Group UK Limited; Talbot Underwriting Ltd. (Talbot); Western World Insurance Company and Glatfelter Insurance Group (Glatfelter).

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
Impact of Changes in the Interest Rate Environment
Certain global benchmark interest rates continued to fluctuate in 2025 as markets reacted to change in inflation trends, geopolitical risk, trade and tariff uncertainties and the rate decisions of the global central banks. Our Net investment income is impacted by market interest rates as well as the deployment of asset allocation strategies to enhance yield, manage duration and interest rate risk. The changes in interest rates and credit spreads impact our ability to reinvest future cash flows at rates equal or greater than the rates on sales and maturities. For additional information on our investment and asset-liability management strategies, see Investments.
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
General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
Rate for 1 USD	2025	2024	Change	2025	2024	Change
Major Currency:
GBP	0.75	0.79	(5)%	0.77	0.79	(3)%
EUR	0.88	0.93	(5)%	0.92	0.92	—%
JPY	144.46	153.24	(6)%	149.24	149.92	—%
Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

60	AIG | Second Quarter 2025 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three and six months ended June 30, 2025 and 2024. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.
For information regarding the critical accounting estimates that affect our results of operations, see Critical Accounting Estimates in this MD&A and Part II, Item 7. MD&A – Critical Accounting Estimates in the 2024 Annual Report.
The following table presents our consolidated results of operations and other key financial metrics:

	Three Months Ended June 30,		Percentage		Six Months Ended June 30,		Percentage
(in millions)	2025	2024	Change		2025	2024	Change
Revenues:
Premiums	$5,877	$5,748	2%		$11,647	$11,619	—%
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	1,427	957	49		2,492	1,897	31
Net investment income - Fortitude Re funds withheld assets	39	33	18		79	72	10
Total net investment income	1,466	990	48		2,571	1,969	31
Net realized gains (losses):
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(192)	(187)	(3)		(252)	(246)	(2)
Net realized losses on Fortitude Re funds withheld assets	(52)	(1)	NM		(54)	(20)	(170)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	(14)	8	NM		(55)	(1)	NM
Total net realized losses	(258)	(180)	(43)		(361)	(267)	(35)
Other income	6	2	200		17	2	NM
Total revenues	7,091	6,560	8		13,874	13,323	4
Benefits, losses and expenses:
Losses and loss adjustment expenses incurred	3,493	3,467	1		7,287	6,980	4
Amortization of deferred policy acquisition costs	847	842	1		1,672	1,680	—
General operating and other expenses	1,162	1,610	(28)		2,277	2,848	(20)
Interest expense	100	125	(20)		192	241	(20)
(Gain) loss on extinguishment of debt	(5)	1	NM		(5)	1	NM
Net gain on divestitures and other	(50)	(102)	51		(53)	(102)	48
Total benefits, losses and expenses	5,547	5,943	(7)		11,370	11,648	(2)
Income from continuing operations before income tax expense	1,544	617	150		2,504	1,675	49
Income tax expense	400	142	182		662	403	64
Income from continuing operations	1,144	475	141		1,842	1,272	45
Loss from discontinued operations, net of income taxes	—	(4,359)	NM		—	(3,556)	NM
Net income (loss)	1,144	(3,884)	NM		1,842	(2,284)	NM
Less: Net income attributable to noncontrolling interests	—	93	NM		—	477	NM
Net income (loss) attributable to AIG	1,144	(3,977)	NM		1,842	(2,761)	NM
Less: Dividends on preferred stock and preferred stock redemption premiums	—	—	NM		—	22	NM
Net income (loss) attributable to AIG common shareholders	$1,144	$(3,977)	NM	%	$1,842	$(2,783)	NM	%

(in millions, except per share data)	June 30, 2025	December 31, 2024
Balance sheet data:
Total assets	$165,971	$161,322
Long-term debt	9,101	8,764
Total AIG shareholders’ equity	41,501	42,521
Book value per share	74.14	70.16
Adjusted book value per share	76.62	73.79
Core operating book value per share	63.71	61.75

AIG | Second Quarter 2025 Form 10-Q	61

ITEM 2 | Consolidated Results of Operations

NET INCOME (LOSS) ATTRIBUTABLE TO AIG COMMON SHAREHOLDERS
Three Months Ended June 30, 2025 and 2024 Comparison
Net income (loss) attributable to AIG common shareholders increased $5.1 billion due to the following:
•an increase in Income (loss) from discontinued operations, net of income taxes of $4.4 billion as a result of the deconsolidation of Corebridge in June 2024;
•an increase in Net investment income of $476 million primarily driven by changes in the fair value of AIG's investment in Corebridge and gain on sale of shares of $455 million in 2025 compared to $65 million in 2024 and higher income from available for sale fixed maturity securities of $149 million;
•a decrease in General operating and other expenses primarily driven by lower restructuring and other related costs of $348 million; and
•an increase in underwriting income driven by higher net favorable prior year reserve development of $92 million, primarily in Casualty and lower catastrophe losses of $160 million partially offset by a higher accident year loss ratio due to changes in business mix.
The increase in Net income (loss) attributable to AIG common shareholders was partially offset by the following:
•an increase in Net realized losses on Fortitude Re funds withheld embedded derivative of $22 million driven by interest rate movement and an increase in Net realized losses on Fortitude Re funds withheld assets of $51 million;
•an increase in Net realized losses excluding Fortitude Re funds withheld assets and embedded derivative of $5 million, primarily driven by an increase in foreign exchange losses of $79 million and higher derivative and hedge activity losses of $77 million, partially offset by lower losses on sales of securities of $66 million and changes in allowance for credit losses on loans of $57 million;
•an increase in income tax expense of $258 million as a result of higher income from continuing operations; and
•a decrease in income attributable to noncontrolling interest of $93 million primarily driven by the deconsolidation of Corebridge.
Six Months Ended June 30, 2025 and 2024 Comparison
Net income (loss) attributable to AIG common shareholders increased $4.6 billion due to the following:
•an increase in Income (loss) from discontinued operations, net of income taxes of $3.6 billion as a result of the deconsolidation of Corebridge in June 2024;
•an increase in Net investment income of $602 million primarily driven by changes in the fair value of AIG's investment in Corebridge and gain on sale of shares of $664 million in 2025 compared to $65 million in 2024, higher income from available for sale fixed maturity securities of $174 million, partially offset by a decrease in the fair value of equity securities of $61 million and a decrease in interest income on mortgages and other loans of $46 million; and
•a decrease in General operating and other expenses primarily driven by lower restructuring and other related costs of $339 million.
The increase in Net income (loss) attributable to AIG common shareholders was partially offset by the following:
•a decrease in underwriting income primarily driven by higher catastrophe losses of $259 million and a higher accident year loss ratio due to changes in business mix;
•an increase in Net realized losses on Fortitude Re funds withheld embedded derivative of $54 million driven by interest rate movement and an increase in Net realized losses on Fortitude Re funds withheld assets of $34 million;
•an increase in Net realized losses excluding Fortitude Re funds withheld assets and embedded derivative of $6 million, primarily driven by derivative and hedge activity losses of $57 million and losses from sales of securities of $103 million, partially offset by changes in allowances for credit losses on loans of $70 million and an increase in foreign exchange gains of $82 million;
•an increase in income tax expense of $259 million as a result of higher income before taxes; and
•a decrease in net income attributable to noncontrolling interest of $477 million primarily driven by Corebridge.
INCOME TAX EXPENSE ANALYSIS
For the three months ended June 30, 2025 and 2024, the effective tax rate on income (loss) from continuing operations was 25.9 percent and 23.0 percent, respectively. For the six months ended June 30, 2025 and 2024, the effective tax rate on income (loss) from continuing operations was 26.4 percent and 24.1 percent, respectively.
For additional information, see Note 16 to the Condensed Consolidated Financial Statements.

62	AIG | Second Quarter 2025 Form 10-Q

ITEM 2 | Consolidated Results of Operations

NON-GAAP RECONCILIATIONS
The following table presents reconciliations of Book value per share to Adjusted book value per share and Core operating book value per share, which are non-GAAP measures. For additional information, see Use of Non-GAAP Measures.

	June 30,	December 31,
(in millions, except per share data)	2025	2024
Total AIG common shareholders' equity	$41,501	$42,521
Less: Investments related AOCI	(1,957)	(2,872)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(567)	(667)
Subtotal: Investments AOCI	(1,390)	(2,205)
AIG adjusted common shareholders' equity	$42,891	$44,726

Total AIG common shareholders' equity	$41,501	$42,521
Less: AIG's ownership interest in Corebridge	4,043	3,810
Less: Investments related AOCI - AIG	(1,957)	(2,872)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets - AIG	(567)	(667)
Subtotal: Investments AOCI - AIG	(1,390)	(2,205)
Less: Deferred tax assets	3,183	3,489
AIG core operating shareholders' equity	$35,665	$37,427

Total common shares outstanding	559.8	606.1

Book value per share	$74.14	$70.16
Adjusted book value per share	76.62	73.79
Core operating book value per share	63.71	61.75
The following table presents reconciliations of Return on equity to Adjusted return on equity and Core operating return on equity, which are non-GAAP measures. For additional information, see Use of Non-GAAP Measures.

	Three Months Ended June 30,			Six Months Ended June 30,			Year Ended December 31,
(dollars in millions)	2025	2024		2025	2024		2024
Actual or annualized net income (loss) attributable to AIG common shareholders	$4,576	$(15,908)		$3,684	$(5,566)		$(1,426)

Actual or annualized adjusted after-tax income attributable to AIG common shareholders	$4,176	$3,084		$3,492	$3,266		$3,254

Average AIG common shareholders' equity	$41,466	$43,915		$41,818	$44,232		$44,051
Less: Average investments AOCI	(1,585)	(6,355)		(1,791)	(7,304)		(5,132)
Average AIG adjusted common shareholders' equity	$43,051	$50,270		$43,609	$51,536		$49,183

Average AIG common shareholders' equity	$41,466	$43,915		$41,818	$44,232		$44,051
Less: Average AIG's ownership interest in Corebridge	4,031	7,580		3,957	7,299		6,770
Less: Average Investments AOCI - AIG	(1,585)	(2,748)		(1,791)	(2,669)		(2,351)
Less: Average deferred tax assets	3,277	4,106		3,347	4,175		3,998
Average AIG core operating shareholders' equity	$35,743	$34,977		$36,305	$35,427		$35,634

Return on equity	11.0%	NM	%	8.8%	NM	%	(3.2)%
Adjusted return on equity	9.7	6.1		8.0	6.3		6.6
Core operating return on equity	11.7	8.8		9.6	9.2		9.1

AIG | Second Quarter 2025 Form 10-Q	63

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income (loss)/net income (loss) attributable to AIG to adjusted pre-tax income (loss)/adjusted after-tax income (loss) attributable to AIG:

Three Months Ended June 30,	2025				2024
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(a)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(a)	After Tax
Pre-tax income/net income (loss), including noncontrolling interests	$1,544	$400	$—	$1,144	$617	$142	$—	$(3,884)
Noncontrolling interests(a)			—	—			(93)	(93)
Pre-tax income/net income (loss) attributable to AIG - including discontinued operations	$1,544	$400	$—	$1,144	$617	$142	$(93)	$(3,977)
Dividends on preferred stock and preferred stock redemption premiums				—				—
Net income (loss) attributable to AIG common shareholders				$1,144				$(3,977)
Changes in uncertain tax positions and other tax adjustments		(2)	—	2		2	—	(2)
Deferred income tax valuation allowance (releases) charges		(11)	—	11		1	—	(1)
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain on sale of shares	(464)	(97)	—	(367)	(59)	(12)	—	(47)
(Gain) loss on extinguishment of debt and preferred stock redemption premiums	(5)	(1)	—	(4)	1	—	—	1
Net investment income on Fortitude Re funds withheld assets	(39)	(9)	—	(30)	(33)	(7)	—	(26)
Net realized losses on Fortitude Re funds withheld assets	52	11	—	41	1	—	—	1
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	14	3	—	11	(8)	(2)	—	(6)
Net realized losses(b)	191	33	—	158	186	48	—	138
Loss from discontinued operations				—				4,359
Net gain on divestitures and other	(50)	(10)	—	(40)	(102)	(16)	—	(86)
Non-operating litigation reserves and settlements	(2)	(1)	—	(1)	—	—	—	—
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	53	11	—	42	(62)	(13)	—	(49)
Net loss reserve discount charge	12	3	—	9	26	5	—	21
Net results of businesses in run-off(c)	(2)	—	—	(2)	(5)	(1)	—	(4)
Non-operating pension expenses	5	1	—	4	—	—	—	—
Integration and transaction costs associated with acquiring or divesting businesses	1	—	—	1	18	4	—	14
Restructuring and other costs(d)	78	16	—	62	426	90	—	336
Non-recurring costs related to regulatory or accounting changes	3	—	—	3	7	1	—	6
Noncontrolling interests(a)			—	—			93	93
Adjusted pre-tax income/Adjusted after-tax income attributable to AIG common shareholders	$1,391	$347	$—	$1,044	$1,013	$242	$—	$771
Weighted average diluted shares outstanding				577.9				667.0
Income (loss) per common share attributable to AIG common shareholders (diluted)				$1.98				$(5.96)
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)				$1.81				$1.16

64	AIG | Second Quarter 2025 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Six Months Ended June 30,	2025				2024
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(a)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(a)	After Tax
Pre-tax income/net income (loss), including noncontrolling interests	$2,504	$662	$—	$1,842	$1,675	$403	$—	$(2,284)
Noncontrolling interests(a)			—	—			(477)	(477)
Pre-tax income/net income (loss) attributable to AIG - including discontinued operations	$2,504	$662	$—	$1,842	$1,675	$403	$(477)	$(2,761)
Dividends on preferred stock and preferred stock redemption premiums				—				22
Net income (loss) attributable to AIG common shareholders				$1,842				$(2,783)
Changes in uncertain tax positions and other tax adjustments		4	—	(4)		5	—	(5)
Deferred income tax valuation allowance (releases) charges		(9)	—	9		6	—	(6)
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain on sale of shares	(681)	(143)	—	(538)	(147)	(31)	—	(116)
(Gain) loss on extinguishment of debt and preferred stock redemption premiums	(5)	(1)	—	(4)	1	—	—	16
Net investment income on Fortitude Re funds withheld assets	(79)	(17)	—	(62)	(72)	(15)	—	(57)
Net realized losses on Fortitude Re funds withheld assets	54	11	—	43	20	4	—	16
Net realized losses on Fortitude Re funds withheld embedded derivative	55	12	—	43	1	—	—	1
Net realized (gains) losses(b)	257	(5)	—	262	241	55	—	186
Loss from discontinued operations				—				3,556
Net gain on divestitures and other	(53)	(11)	—	(42)	(102)	(16)	—	(86)
Non-operating litigation reserves and settlements	(13)	(3)	—	(10)	—	—	—	—
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	62	13	—	49	(60)	(13)	—	(47)
Net loss reserve discount charge	29	6	—	23	102	21	—	81
Net results of businesses in run-off(c)	(7)	(1)	—	(6)	(12)	(2)	—	(10)
Non-operating pension expenses	10	2	—	8	—	—	—	—
Integration and transaction costs associated with acquiring or divesting businesses	6	1	—	5	15	3	—	12
Restructuring and other costs	154	32	—	122	493	104	—	389
Non-recurring costs related to regulatory or accounting changes	7	1	—	6	11	2	—	9
Noncontrolling interests(a)			—	—			477	477
Adjusted pre-tax income (loss)/Adjusted after-tax income (loss) attributable to AIG common shareholders	$2,300	$554	$—	$1,746	$2,166	$526	$—	$1,633
Weighted average diluted shares outstanding				588.5				677.5
Income (loss) per common share attributable to AIG common shareholders (diluted)				$3.13				$(4.11)
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)				$2.97				$2.41
(a)Noncontrolling interest primarily relates to Corebridge and is the portion of Corebridge earnings that AIG did not own. Corebridge was consolidated until June 9, 2024. The historical results of Corebridge owned by AIG are reflected in Income (loss) from discontinued operations, net of income taxes.
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
(d)In the second quarter of 2024, Restructuring and other costs was primarily related to employee-related costs, including severance, and real estate impairment charges.
PRE-TAX INCOME (LOSS) COMPARISON
Pre-tax income was $1.5 billion and $617 million in the three months ended June 30, 2025 and 2024, respectively. Pre-tax income was $2.5 billion and $1.7 billion in the six months ended June 30, 2025 and 2024, respectively.
For the main drivers impacting AIG’s results of operations, see – Net Income (Loss) Attributable to AIG Common Shareholders above.
ADJUSTED PRE-TAX INCOME (LOSS) COMPARISON
Adjusted pre-tax income was $1.4 billion and $1.0 billion in the three months ended June 30, 2025 and 2024, respectively. Adjusted pre-tax income was $2.3 billion and $2.2 billion in the six months ended June 30, 2025 and 2024, respectively.
For the main drivers impacting AIG’s adjusted pre-tax income (loss), see Business Segment Operations.

AIG | Second Quarter 2025 Form 10-Q	65

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of General Insurance and Other Operations Net investment income and other/pre-tax income (loss) to Net investment income and other, APTI basis/adjusted pre-tax income (loss):

General Insurance	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(in millions)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)
Net investment income and other/Pre-tax income (loss)	$872	$1,142	$775	$756	$1,628	$1,995	$1,589	$1,947
Other income (expense) - net	—	—	(19)	—	—	—	(31)	—
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain on sale of shares	(4)	(4)	(8)	(8)	(24)	(24)	(43)	(43)
Net investment income on Fortitude Re funds withheld assets	—	—	(1)	(1)	1	1	(1)	(1)
Net realized (gains) losses on Fortitude Re funds withheld assets	—	5	—	—	—	7	—	—
Net realized (gains) losses	3	270	(1)	209	2	323	(6)	297
Net gain on divestitures and other	—	(43)	—	(7)	—	(37)	—	(7)
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	60	—	(24)	—	74	—	(17)
Net loss reserve discount (benefit) charge	—	12	—	26	—	29	—	102
Non-operating pension expenses	—	5	—	—	—	9	—	—
Restructuring and other costs	—	47	—	218	—	92	—	245
Non-recurring costs related to regulatory or accounting changes	—	3	—	7	—	7	—	11
Net investment income and other, APTI basis/Adjusted pre-tax income (loss)	$871	$1,497	$746	$1,176	$1,607	$2,476	$1,508	$2,534

Other Operations	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(in millions)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)
Net investment income and other/Pre-tax income (loss)	$600	$402	$217	$(139)	$960	$509	$382	$(272)
Consolidation and Eliminations	4	—	3	—	3	—	—	—
Other income (expense) - net	(2)	—	8	—	(11)	—	16	—
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain on sale of shares	(460)	(460)	(51)	(51)	(657)	(657)	(104)	(104)
Gain on extinguishment of debt	—	(5)	—	1	—	(5)	—	1
Net investment income on Fortitude Re funds withheld assets	(39)	(39)	(32)	(32)	(80)	(80)	(71)	(71)
Net realized (gains) losses on Fortitude Re funds withheld assets	—	47	—	1	—	47	—	20
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	—	14	—	(8)	—	55	—	1
Net realized gains	(3)	(79)	2	(23)	—	(66)	—	(56)
Net gain on divestitures and other	—	(7)	—	(95)	—	(16)	—	(95)
Non-operating litigation reserves and settlements	—	(2)	—	—	—	(13)	—	—
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	(7)	—	(38)	—	(12)	—	(43)
Net results of businesses in run-off	(8)	(2)	(5)	(5)	(13)	(7)	(8)	(12)
Non-operating pension expenses	—	—	—	—	—	1	—	—
Integration and transaction costs associated with acquiring or divesting businesses	—	1	—	18	—	6	—	15
Restructuring and other costs	—	31	—	208	—	62	—	248
Net investment income and other, APTI basis/Adjusted pre-tax income (loss)	$92	$(106)	$142	$(163)	$202	$(176)	$215	$(368)

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

66	AIG | Second Quarter 2025 Form 10-Q

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

AIG | Second Quarter 2025 Form 10-Q	67

ITEM 2 | Business Segment Operations | General Insurance

BUSINESS STRATEGY
Profitable Growth: Build on our high-quality portfolio by focusing on targeted growth through continued underwriting discipline, improved client retention and new business development. Deploy capital efficiently to act opportunistically and achieve growth in profitable lines, geographies and customer segments, while taking a disciplined underwriting approach to exposure management, terms and conditions and rate change to achieve our risk/return hurdles. Continue to be open to inorganic growth opportunities in profitable markets and segments to expand our capabilities and footprint.
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

INDUSTRY AND ECONOMIC FACTORS

North America Commercial
North America Commercial continues to pursue profitable growth, while capacity in certain segments is putting pressure on rates. We have focused on retaining our best accounts which has led to strong retention across the portfolio. These retention rates are often coupled with our management of exposure limits to reduce volatility within the portfolio. We continue to proactively identify segment growth areas as market conditions warrant through effective portfolio management.

International Commercial
We are continuing to pursue growth in our most profitable lines of business and diversify our portfolio across all regions by expanding key business lines while remaining a market leader in key developed and developing markets. We are maintaining our underwriting discipline, against a backdrop of rate pressures in certain lines and in some geographies, utilizing reinsurance to reduce volatility and continuing our risk selection strategy to improve profitability.

Global Personal
Global Personal serves individuals as well as group and corporate clients across a broad range of products, markets, and client profiles. Amid competitive market conditions, we continue to benefit from improved underwriting quality and portfolio diversity, as well as investment in expanded capabilities and strategic distribution partnerships.

68	AIG | Second Quarter 2025 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

GENERAL INSURANCE RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	Change	2025	2024	Change
Underwriting results:
Net premiums written	$6,880	$6,933	(1)%	$11,406	$11,445	—%
(Increase) decrease in unearned premiums	(1,002)	(1,184)	15	241	90	168
Net premiums earned	5,878	5,749	2	11,647	11,535	1
Losses and loss adjustment expenses incurred(a)	3,428	3,508	(2)	7,194	6,861	5
Acquisition expenses:
Amortization of deferred policy acquisition costs	846	841	1	1,671	1,669	—
Other acquisition expenses	201	258	(22)	433	533	(19)
Total acquisition expenses	1,047	1,099	(5)	2,104	2,202	(4)
General operating expenses	777	712	9	1,480	1,446	2
Underwriting income	626	430	46	869	1,026	(15)
Net investment income	871	746	17	1,607	1,508	7
Adjusted pre-tax income	$1,497	$1,176	27%	$2,476	$2,534	(2)%
Loss ratio(a)	58.3	61.0	(2.7)	61.8	59.5	2.3
Acquisition ratio	17.8	19.1	(1.3)	18.1	19.1	(1.0)
General operating expense ratio	13.2	12.4	0.8	12.7	12.5	0.2
Expense ratio	31.0	31.5	(0.5)	30.8	31.6	(0.8)
Combined ratio(a)	89.3	92.5	(3.2)	92.6	91.1	1.5
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(2.9)	(5.7)	2.8	(6.0)	(3.8)	(2.2)
Prior year development, net of reinsurance and prior year premiums	2.0	0.8	1.2	1.6	0.6	1.0
Accident year loss ratio, as adjusted	57.4	56.1	1.3	57.4	56.3	1.1
Accident year combined ratio, as adjusted	88.4	87.6	0.8	88.2	87.9	0.3
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
The following table presents General Insurance net premiums written by segment, showing change on both reported and constant dollar basis:

	Three Months Ended June 30,		Percentage Change in		Six Months Ended June 30,		Percentage Change in
(in millions)	2025	2024	U.S. dollars	Original Currency	2025	2024	U.S. dollars	Original Currency
North America Commercial	$2,863	$2,750	4%	4%	$4,037	$3,783	7%	7%
International Commercial	2,325	2,284	2	1	4,352	4,223	3	4
Global Personal	1,692	1,899	(11)	(12)	3,017	3,439	(12)	(12)
Total net premiums written	$6,880	$6,933	(1)%	(2)%	$11,406	$11,445	—%	—%
The following tables present General Insurance accident year catastrophes(a) by segment:

(dollars in millions)	North America Commercial	International Commercial	Global Personal	Total
Three Months Ended June 30, 2025
Windstorms and hailstorms	$79	$6	$39	$124
Winter storms	24	—	1	25
Wildfires	(2)	(1)	(2)	(5)
Earthquakes	—	24	2	26
Total catastrophe-related charges	$101	$29	$40	$170
Three Months Ended June 30, 2024
Flooding, rainstorms and other	$2	$115	$—	$117
Windstorms and hailstorms	135	28	50	213

AIG | Second Quarter 2025 Form 10-Q	69

ITEM 2 | Business Segment Operations | General Insurance

(dollars in millions)	North America Commercial	International Commercial	Global Personal	Total
Earthquakes	—	(5)	—	(5)
Reinstatement premiums	6	(1)	—	5
Total catastrophe-related charges	$143	$137	$50	$330
Six Months Ended June 30, 2025
Windstorms and hailstorms	$104	$7	$41	$152
Winter storms	36	—	1	37
Wildfires	214	49	192	455
Earthquakes	—	44	2	46
Reinstatement premiums	5	(1)	1	5
Total catastrophe-related charges	$359	$99	$237	$695
Six Months Ended June 30, 2024
Flooding, rainstorms and other	$2	$115	$—	$117
Windstorms and hailstorms	164	28	63	255
Winter storms	43	—	7	50
Earthquakes	—	10	—	10
Reinstatement premiums	6	(2)	—	4
Total catastrophe-related charges	$215	$151	$70	$436
(a)Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil unrest that exceed the $10 million threshold.
NORTH AMERICA COMMERCIAL RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	Change	2025	2024	Change
Underwriting results:
Net premiums written	$2,863	$2,750	4%	$4,037	$3,783	7%
(Increase) decrease in unearned premiums	(730)	(810)	10	220	140	57
Net premiums earned	2,133	1,940	10	4,257	3,923	9
Losses and loss adjustment expenses incurred(a)	1,340	1,307	3	2,866	2,577	11
Acquisition expenses:
Amortization of deferred policy acquisition costs	206	189	9	433	409	6
Other acquisition expenses	46	63	(27)	93	100	(7)
Total acquisition expenses	252	252	—	526	509	3
General operating expenses	240	190	26	435	410	6
Underwriting income	$301	$191	58%	$430	$427	1%
Loss ratio(a)	62.8	67.4	(4.6)	67.3	65.7	1.6
Acquisition ratio	11.8	13.0	(1.2)	12.4	13.0	(0.6)
General operating expense ratio	11.3	9.8	1.5	10.2	10.5	(0.3)
Expense ratio	23.1	22.8	0.3	22.6	23.5	(0.9)
Combined ratio(a)	85.9	90.2	(4.3)	89.9	89.2	0.7
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(4.7)	(7.3)	2.6	(8.4)	(5.4)	(3.0)
Prior year development, net of reinsurance and prior year premiums	5.0	1.8	3.2	3.8	1.6	2.2
Accident year loss ratio, as adjusted	63.1	61.9	1.2	62.7	61.9	0.8
Accident year combined ratio, as adjusted	86.2	84.7	1.5	85.3	85.4	(0.1)
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
Business and Financial Highlights
Net Premiums Written Comparison for the Three Months Ended June 30, 2025 and 2024
Net premiums written increased by $113 million primarily due to growth in Casualty driven by new business production and strong retention, partially offset by lower production in Property.

70	AIG | Second Quarter 2025 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

Net Premiums Written Comparison for the Six Months Ended June 30, 2025 and 2024
Net premiums written increased by $254 million primarily due to growth in Casualty driven by new business production and strong retention, partially offset by lower production in Financial Lines.
Underwriting Income (Loss) Comparison for the Three Months Ended June 30, 2025 and 2024
Underwriting income increased by $110 million primarily due to:
•higher net favorable prior year reserve development (3.2 points or $85 million), primarily in Casualty; and
•lower Catastrophe losses (2.6 points or $42 million).
This increase was partially offset by:
•a higher accident year loss ratio, as adjusted (1.2 points) due to changes in business mix; and
•a higher expense ratio (0.3 points) reflecting an increase in general operating expense ratio (1.5 points), partially offset by a lower acquisition ratio (1.2 points), primarily driven by changes in business mix.
Underwriting Income (Loss) Comparison for the Six Months Ended June 30, 2025 and 2024
Underwriting income increased by $3 million primarily due to:
•higher net favorable prior year reserve development (2.2 points or $114 million), primarily in Casualty; and
•a lower expense ratio (0.9 points) reflecting a lower acquisition ratio (0.6 points), primarily driven by changes in business mix and a lower general operating expense ratio (0.3 points).
This increase was partially offset by:
•higher Catastrophe losses (3.0 points or $144 million); and
•a higher accident year loss ratio, as adjusted (0.8 points) due to changes in business mix.
INTERNATIONAL COMMERCIAL RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	Change	2025	2024	Change
Underwriting results:
Net premiums written	$2,325	$2,284	2%	$4,352	$4,223	3%
Increase in unearned premiums	(201)	(253)	21	(177)	(181)	2
Net premiums earned	2,124	2,031	5	4,175	4,042	3
Losses and loss adjustment expenses incurred	1,170	1,201	(3)	2,348	2,289	3
Acquisition expenses:
Amortization of deferred policy acquisition costs	269	250	8	514	494	4
Other acquisition expenses	84	81	4	178	170	5
Total acquisition expenses	353	331	7	692	664	4
General operating expenses	301	269	12	595	529	12
Underwriting income	$300	$230	30%	$540	$560	(4)%
Loss ratio	55.1	59.1	(4.0)	56.2	56.6	(0.4)
Acquisition ratio	16.6	16.3	0.3	16.6	16.4	0.2
General operating expense ratio	14.2	13.2	1.0	14.3	13.1	1.2
Expense ratio	30.8	29.5	1.3	30.9	29.5	1.4
Combined ratio	85.9	88.6	(2.7)	87.1	86.1	1.0
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(1.4)	(6.7)	5.3	(2.3)	(3.7)	1.4
Prior year development, net of reinsurance and prior year premiums	0.5	0.2	0.3	0.5	0.1	0.4
Accident year loss ratio, as adjusted	54.2	52.6	1.6	54.4	53.0	1.4
Accident year combined ratio, as adjusted	85.0	82.1	2.9	85.3	82.5	2.8

AIG | Second Quarter 2025 Form 10-Q	71

ITEM 2 | Business Segment Operations | General Insurance

Business and Financial Highlights
Net Premiums Written Comparison for the Three Months Ended June 30, 2025 and 2024
Net premiums written, excluding the favorable impact of foreign exchange ($26 million), increased by $15 million primarily due to growth in Casualty and Global Specialty driven by strength of renewal retentions and new business production, partially offset by lower production in Financial Lines.
Net Premiums Written Comparison for the Six Months Ended June 30, 2025 and 2024
Net premiums written, excluding the unfavorable impact of foreign exchange ($39 million), increased by $168 million primarily due to growth in Property, Global Specialty and Casualty driven by strength of renewal retentions and new business production, partially offset by lower production in Financial Lines.
Underwriting Income (Loss) Comparison for the Three Months Ended June 30, 2025 and 2024
Underwriting income increased by $70 million primarily due to lower catastrophe losses (5.3 points or $108 million).
This increase was partially offset by:
•a higher accident year loss ratio, as adjusted (1.6 points) due to changes in business mix; and
•a higher expense ratio (1.3 points) reflecting an increase in the general operating expense ratio (1.0 point), as well as a higher acquisition ratio (0.3 points), primarily driven by changes in business mix.
Underwriting Income (Loss) Comparison for the Six Months Ended June 30, 2025 and 2024
Underwriting income decreased by $20 million primarily due to:
•a higher accident year loss ratio, as adjusted (1.4 points) due to changes in business mix; and
•a higher expense ratio (1.4 points) reflecting an increase in the general operating expense ratio (1.2 points), as well as a higher acquisition ratio (0.2 points), primarily driven by changes in business mix.
This decrease was partially offset by lower catastrophe losses (1.4 points or $52 million).
GLOBAL PERSONAL RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	Change	2025	2024	Change
Underwriting results:
Net premiums written	$1,692	$1,899	(11)%	$3,017	$3,439	(12)%
(Increase) decrease in unearned premiums	(71)	(121)	41	198	131	51
Net premiums earned	1,621	1,778	(9)	3,215	3,570	(10)
Losses and loss adjustment expenses incurred	918	1,000	(8)	1,980	1,995	(1)
Acquisition expenses:
Amortization of deferred policy acquisition costs	371	402	(8)	724	766	(5)
Other acquisition expenses	71	114	(38)	162	263	(38)
Total acquisition expenses	442	516	(14)	886	1,029	(14)
General operating expenses	236	253	(7)	450	507	(11)
Underwriting income (loss)	$25	$9	178%	$(101)	$39	NM	%
Loss ratio	56.6	56.2	0.4	61.6	55.9	5.7
Acquisition ratio	27.3	29.0	(1.7)	27.6	28.8	(1.2)
General operating expense ratio	14.6	14.2	0.4	14.0	14.2	(0.2)
Expense ratio	41.9	43.2	(1.3)	41.6	43.0	(1.4)
Combined ratio	98.5	99.4	(0.9)	103.2	98.9	4.3
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(2.4)	(2.8)	0.4	(7.4)	(2.0)	(5.4)
Prior year development, net of reinsurance and prior year premiums	—	0.2	(0.2)	0.1	—	0.1
Accident year loss ratio, as adjusted	54.2	53.6	0.6	54.3	53.9	0.4
Accident year combined ratio, as adjusted	96.1	96.8	(0.7)	95.9	96.9	(1.0)

72	AIG | Second Quarter 2025 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

Business and Financial Highlights
Net Premiums Written Comparison for the Three Months Ended June 30, 2025 and 2024
Net premiums written, excluding the favorable impact of foreign exchange ($33 million), decreased by $240 million due to the sale of AIG's global individual personal travel insurance and assistance business in December 2024 ($192 million), as well as PCS due to changes in reinsurance structure, partially offset by growth in Personal Auto from positive rate change and new business production.
Net Premiums Written Comparison for the Six Months Ended June 30, 2025 and 2024
Net premiums written, excluding the unfavorable impact of foreign exchange ($13 million), decreased by $409 million due to the sale of AIG's global individual personal travel insurance and assistance business in December 2024 ($401 million), as well as PCS due to changes in reinsurance structure, partially offset by growth in Personal Auto from positive rate change and new business production.
Underwriting Income (Loss) Comparison for the Three Months Ended June 30, 2025 and 2024
Underwriting income increased by $16 million primarily due to:
•a lower expense ratio (1.3 points) reflecting a lower acquisition ratio (1.7 points), primarily driven by change in business mix, partially offset by an increase in the general operating expense ratio (0.4 points); and
•lower catastrophe losses (0.4 points or $10 million).
This increase was partially offset by:
•a higher accident year loss ratio, as adjusted (0.6 points) due to changes in business mix; and
•lower net favorable prior year development (0.2 points or $4 million).
Underwriting Income (Loss) Comparison for the Six Months Ended June 30, 2025 and 2024
Underwriting loss of $101 million in 2025 compared to underwriting income of $39 million in 2024 is primarily due to:
•higher catastrophe losses (5.4 points or $167 million); and
•a higher accident year loss ratio, as adjusted (0.4 points) due to changes in business mix.
This decrease was partially offset by a lower expense ratio (1.4 points) reflecting a lower acquisition ratio (1.2 points), primarily driven by change in business mix, as well as a decrease in the general operating expense ratio (0.2 points).

Other Operations
Other Operations predominantly consists of Net Investment Income from our AIG Parent liquidity portfolio, Corebridge dividend income, corporate General operating expenses, and Interest expense.

OTHER OPERATIONS RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	Change	2025	2024	Change
Net investment income and other	$92	$142	(35)%	$202	$215	(6)%
Benefits, losses and expenses:
Corporate and other general operating expenses	90	184	(51)	175	342	(49)
Amortization of intangible assets	5	5	—	9	9	—
Interest expense	101	111	(9)	192	226	(15)
Total benefits, losses and expenses	196	300	(35)	376	577	(35)
Adjusted pre-tax loss before consolidation and eliminations	(104)	(158)	34	(174)	(362)	52
Consolidation and eliminations	(2)	(5)	60	(2)	(6)	67
Adjusted pre-tax loss*	$(106)	$(163)	35%	$(176)	$(368)	52%
*In the fourth quarter of 2024, AIG realigned and began excluding the net results of run-off businesses previously reported in Other Operations from Adjusted pre-tax income. Historical results have been recast to reflect these changes.

AIG | Second Quarter 2025 Form 10-Q	73

ITEM 2 | Business Segment Operations | Other Operations

THREE MONTHS ENDED JUNE 30, 2025 AND 2024 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations was $104 million in 2025 compared to $158 million in 2024, a decrease of $54 million, primarily due to:
•lower corporate and other general operating expenses of $94 million primarily driven by increased allocation of expenses to the business; and
•lower interest expense of $10 million primarily driven by interest savings from $1.5 billion debt repurchases, through cash tender offers and debt redemption in 2024 partially offset by new issuance of $1.25 billion debt in 2025.
This decrease was partially offset by lower net investment income and other of $50 million due to lower interest on AIG Parent portfolio as a result of lower yields and lower dividend income from Corebridge of $41 million.
SIX MONTHS ENDED JUNE 30, 2025 AND 2024 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations was $174 million in 2025 compared to $362 million in 2024, a decrease of $188 million, primarily due to:
•lower corporate and other general operating expenses of $167 million primarily driven by increased allocation of expenses to the business; and
•lower interest expense of $34 million primarily driven by interest savings from $2.0 billion debt repurchases, through cash tender offers, debt redemption and maturities in 2024 partially offset by new debt issuance of $1.25 billion in 2025.
This decrease was partially offset by lower net investment income and other of $13 million due to lower interest on AIG Parent portfolio as a result of lower yields and lower dividend income from Corebridge of $10 million.

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

INVESTMENT HIGHLIGHTS IN THE SIX MONTHS ENDED JUNE 30, 2025

•Blended investment yields on new investments are higher than blended rates on investments that were sold, matured or called during this period. We continued to make investments in structured securities and other fixed maturity securities with attractive risk-adjusted return characteristics to improve yields and increase net investment income.
•Total Net investment income increased for the six months ended June 30, 2025 compared to the same period in the prior year, primarily due to change in fair value and dividend income from AIG's equity in Corebridge, higher income on available for sale fixed maturity securities and lower expenses, partially offset by lower income from short term instruments, mortgage loans and other invested assets.

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

74	AIG | Second Quarter 2025 Form 10-Q

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
Asset-Liability Management
The investment strategy within the General Insurance companies focuses on growth of surplus, maintenance of sufficient liquidity for unanticipated insurance claims, and preservation of capital. General Insurance invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies have an average duration of 3.8 years, with an average of 4.2 years for North America and 3.2 years for International.
While assets backing reserves of the General Insurance companies are primarily invested in conventional liquid fixed maturity securities, we have also continued to allocate to asset classes that offer higher yields through structural and illiquidity premiums, particularly in our North America operations. In addition, we continue to invest in both fixed rate and floating rate asset-backed investments to manage our exposure to potential changes in interest rates and inflation. We seek to diversify the portfolio across asset classes, sectors and issuers to mitigate idiosyncratic portfolio risks.
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
Available-for-Sale Investments
The following table presents the fair value of our available-for-sale securities:

(in millions)	June 30, 2025	December 31, 2024
Bonds available for sale:
U.S. government and government sponsored entities	$2,909	$3,267
Obligations of states, municipalities and political subdivisions	3,023	3,143
Non-U.S. governments	6,913	8,107
Corporate debt	36,485	31,826
Mortgage-backed, asset-backed and collateralized:
RMBS	9,717	8,604
CMBS	3,743	3,926
CLO/ABS	6,070	5,133
Total mortgage-backed, asset-backed and collateralized	19,530	17,663
Total bonds available for sale*	$68,860	$64,006
*At June 30, 2025 and December 31, 2024, the fair value of bonds available for sale we held that were below investment grade or not rated totaled $5.7 billion and $3.6 billion, respectively.

AIG | Second Quarter 2025 Form 10-Q	75

ITEM 2 | Investments

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

(in millions)	June 30, 2025	December 31, 2024
Canada	$1,377	$1,384
Japan	559	555
Germany	463	834
Israel	381	312
United Kingdom	339	416
Australia	321	335
Korea, Republic of	304	268
Denmark	242	205
Malaysia	225	220
Singapore	185	204
Other	2,540	3,398
Total	$6,936	$8,131
The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	June 30, 2025					December 31, 2024 Total
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products	Total
Euro-Zone countries:
France	$139	$1,527	$469	$36	$2,171	$1,989
Germany	463	268	928	68	1,727	1,863
Netherlands	96	583	291	39	1,009	935
Ireland	5	86	120	641	852	584
Spain	7	328	111	62	508	321
Italy	13	97	336	21	467	369
Denmark	242	56	23	—	321	257
Belgium	12	158	98	14	282	242
Luxembourg	—	75	83	15	173	157
Finland	3	78	3	1	85	79
Other Euro-Zone	225	28	30	23	306	299
Total Euro-Zone	$1,205	$3,284	$2,492	$920	$7,901	$7,095
Remainder of Europe:
United Kingdom	$339	$1,500	$1,701	$384	$3,924	$3,262
Switzerland	17	241	303	—	561	484
Sweden	111	211	37	—	359	291
Norway	50	45	7	—	102	110
Jersey (Channel Islands)	3	3	—	92	98	94
Other - Remainder of Europe	39	4	9	2	54	50
Total - Remainder of Europe	$559	$2,004	$2,057	$478	$5,098	$4,291
Total	$1,764	$5,288	$4,549	$1,398	$12,999	$11,386

76	AIG | Second Quarter 2025 Form 10-Q

ITEM 2 | Investments

Investments in Municipal Bonds
At June 30, 2025, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 98 percent of the portfolio rated A or higher.
The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	June 30, 2025
(in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value	December 31, 2024 Total Fair Value
California	$210	$148	$352	$710	$716
New York	28	87	293	408	422
Texas	1	113	108	222	265
Massachusetts	51	12	135	198	199
Florida	1	—	142	143	143
Pennsylvania	43	—	84	127	133
Connecticut	39	3	81	123	125
Illinois	4	26	66	96	110
Georgia	50	4	24	78	79
Oregon	12	44	14	70	71
Hawaii	68	—	1	69	74
Washington	5	10	44	59	61
Virginia	8	3	47	58	57
All other states	46	23	593	662	688
Total	$566	$473	$1,984	$3,023	$3,143
Investments in Corporate Debt Securities
The following table presents the fair value of our available for sale corporate debt securities by industry categories:

Industry Category
(in millions)	June 30, 2025	December 31, 2024
Financial institutions:
Money center/Global bank groups	$4,907	$3,642
Regional banks – other	2,791	2,129
Life insurance	823	728
Securities firms and other finance companies	774	669
Insurance non-life	487	494
Regional banks – North America	1,398	1,314
Other financial institutions	4,870	4,116
Utilities	3,020	2,659
Communications	1,995	1,844
Consumer noncyclical	2,821	2,715
Capital goods	1,870	1,715
Energy	1,876	1,702
Consumer cyclical	3,631	3,284
Basic materials	1,996	1,838
Other	3,226	2,977
Total*	$36,485	$31,826
*At June 30, 2025 and December 31, 2024, approximately 89 percent and 88 percent, respectively, of these investments were rated investment grade.

AIG | Second Quarter 2025 Form 10-Q	77

ITEM 2 | Investments

Investments in Residential Mortgage Backed Securities (RMBS)
The following table presents the fair value of AIG’s RMBS available for sale securities:

(in millions)	June 30, 2025	December 31, 2024
Agency RMBS	$5,448	$4,978
Alt-A RMBS	1,593	1,620
Subprime RMBS	278	291
Prime non-agency	939	850
Other housing related	1,459	865
Total RMBS(a)(b)	$9,717	$8,604
(a)Includes approximately $1.3 billion at both June 30, 2025 and December 31, 2024, of certain RMBS that had experienced deterioration in credit quality since their origination. This excludes impact of U.S. debt downgrade of Fannie Mae and Freddie Mac. For additional information on purchased credit deteriorated securities, see Note 6 to the Condensed Consolidated Financial Statements.
(b)The weighted average expected life was six years at both June 30, 2025 and December 31, 2024.
Our investments guidelines for investing in RMBS, collateralized loan obligations (CLO) and other asset-backed securities (ABS) take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.
Investments in Commercial Mortgage Backed Securities (CMBS)
The following table presents the fair value of our CMBS available for sale securities:

(in millions)	June 30, 2025	December 31, 2024
CMBS (traditional)	$3,091	$3,102
Agency	347	574
Other	305	250
Total	$3,743	$3,926
The fair value of CMBS holdings remained stable during the six months ended June 30, 2025. The majority of our investments in CMBS are in tranches that contain substantial credit protection features through collateral subordination. The majority of CMBS holdings are single asset single borrower and traditional conduit transactions, broadly diversified across property types and geographical areas.
Investments in CLO/ABS
The following table presents the fair value of our CLO/ABS available for sale securities by collateral type:

(in millions)	June 30, 2025	December 31, 2024
Collateral Type:
ABS	$2,780	$2,445
CLO	3,290	2,688
Total	$6,070	$5,133

78	AIG | Second Quarter 2025 Form 10-Q

ITEM 2 | Investments

Unrealized Losses of Fixed Maturity Securities
The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

June 30, 2025	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)
Investment grade bonds
0-6 months	$9,024	$179	2,681	$107	$24	9	$—	$—	—	$9,131	$203	2,690
7-11 months	2,369	86	623	1	—	2	2	1	2	2,372	87	627
12 months or more	13,506	1,127	3,955	1,929	617	395	333	196	28	15,768	1,940	4,378
Total	$24,899	$1,392	7,259	$2,037	$641	406	$335	$197	30	$27,271	$2,230	7,695
Below investment grade bonds
0-6 months	$1,231	$17	669	$10	$3	18	$4	$3	5	$1,245	$23	692
7-11 months	160	7	91	4	1	1	—	—	2	164	8	94
12 months or more	784	54	391	88	25	36	—	—	4	872	79	431
Total	$2,175	$78	1,151	$102	$29	55	$4	$3	11	$2,281	$110	1,217
Total bonds
0-6 months	$10,255	$196	3,350	$117	$27	27	$4	$3	5	$10,376	$226	3,382
7-11 months	2,529	93	714	5	1	3	2	1	4	2,536	95	721
12 months or more	14,290	1,181	4,346	2,017	642	431	333	196	32	16,640	2,019	4,809
Total	$27,074	$1,470	8,410	$2,139	$670	461	$339	$200	41	$29,552	$2,340	8,912
(a)Represents the number of consecutive months that fair value has been less than cost by any amount.
(b)Represents the percentage by which fair value is less than cost.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
The allowance for credit losses was $4 million for investment grade bonds and $41 million for below investment grade bonds as of June 30, 2025.
Commercial Mortgage Loans
At June 30, 2025, we had direct commercial mortgage loan exposure of $3.0 billion.
The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
June 30, 2025
State:
California	19	$97	$250	$28	$26	$32	$—	$433	14%
New York	18	47	192	69	20	33	—	361	12
Texas	19	78	137	2	31	21	—	269	9
Massachusetts	7	—	168	48	7	—	—	223	7
Florida	11	68	—	61	8	38	—	175	6
New Jersey	18	80	—	—	44	—	10	134	4
Pennsylvania	9	23	64	16	18	—	—	121	4
Illinois	6	88	20	—	—	—	—	108	4
Ohio	5	62	—	29	—	—	—	91	3
Washington	3	49	—	—	—	—	—	49	2
Other states	26	132	33	62	28	—	—	255	8
Foreign	30	245	205	82	77	82	119	810	27
Total*	171	$969	$1,069	$397	$259	$206	$129	$3,029	100%

AIG | Second Quarter 2025 Form 10-Q	79

ITEM 2 | Investments

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2024
State:
California	21	$97	$247	$30	$56	$32	$—	$462	14%
New York	19	43	217	70	20	32	—	382	12
Texas	19	78	201	2	31	22	—	334	10
Massachusetts	9	94	156	49	7	—	—	306	9
Florida	11	68	—	62	8	38	—	176	5
New Jersey	18	78	—	—	43	—	10	131	4
Pennsylvania	10	18	52	29	18	—	—	117	4
Illinois	6	88	20	—	—	—	—	108	3
Ohio	5	62	—	29	—	—	—	91	3
Washington	5	49	—	—	—	11	—	60	2
Other states	31	134	33	63	49	6	—	285	8
Foreign	36	278	182	98	69	117	109	853	26
Total*	190	$1,087	$1,108	$432	$301	$258	$119	$3,305	100%
*Does not reflect allowance for credit losses.
For additional information on commercial mortgage loans, see Note 7 to the Condensed Consolidated Financial Statements.
Net Realized Gains and Losses
The following table presents the components of Net realized gains (losses):

Three Months Ended June 30,	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(102)	$(49)	$(151)	$(168)	$(1)	$(169)
Change in allowance for credit losses on fixed maturity securities	(15)	—	(15)	(18)	—	(18)
Change in allowance for credit losses on loans	45	5	50	(12)	3	(9)
Foreign exchange transactions	(27)	13	(14)	52	—	52
All other derivatives and hedge accounting	(98)	(16)	(114)	(21)	—	(21)
Sales of alternative investments	3	—	3	4	—	4
Other	2	(5)	(3)	(24)	(3)	(27)
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(192)	(52)	(244)	(187)	(1)	(188)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	(14)	(14)	—	8	8
Net realized gains (losses)	$(192)	$(66)	$(258)	$(187)	$7	$(180)

Six Months Ended June 30,	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(357)	$(56)	$(413)	$(254)	$(16)	$(270)
Change in allowance for credit losses on fixed maturity securities	(7)	—	(7)	(19)	—	(19)
Change in allowance for credit losses on loans	50	9	59	(20)	1	(19)
Foreign exchange transactions	193	19	212	111	(3)	108
All other derivatives and hedge accounting	(126)	(22)	(148)	(69)	2	(67)
Sales of alternative investments	3	—	3	14	(1)	13
Other	(8)	(4)	(12)	(9)	(3)	(12)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(252)	(54)	(306)	(246)	(20)	(266)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(55)	(55)	—	(1)	(1)
Net realized losses	$(252)	$(109)	$(361)	$(246)	$(21)	$(267)

80	AIG | Second Quarter 2025 Form 10-Q

ITEM 2 | Investments

Higher Net realized losses excluding Fortitude Re funds withheld assets in the three months ended June 30, 2025 were primarily due to higher losses on foreign exchange transactions and derivative and hedge activity, partially offset by lower losses on sales of fixed maturity securities compared to the prior year period. Higher Net realized losses excluding Fortitude Re funds withheld assets in the six months ended June 30, 2025 were primarily due to higher losses on sales of fixed maturity securities and derivative and hedge activity, partially offset by higher gains on foreign exchange transactions and change in allowance for credit losses on loans compared to the prior year period.
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
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments in the three and six months ended June 30, 2025 was primarily attributable to a change in the fair value of fixed maturity securities. For the three months ended June 30, 2025, net unrealized gains related to fixed maturity securities were $505 million due primarily to lower interest rates and narrowing of credit spreads. For the six months ended June 30, 2025, net unrealized gains were $827 million due to lower interest rates and narrowing of credit spreads.
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
CREDIT RATINGS
At June 30, 2025, approximately 60 percent of our fixed maturity securities were held by our U.S. entities. Approximately 90 percent of these securities were rated investment grade by one or more of the principal rating agencies.
Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. We closely monitor the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At June 30, 2025, approximately 94 percent of such investments were either rated investment grade or, on the basis of analysis of our investment managers, were equivalent from a credit standpoint to securities rated investment grade. Approximately 18 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.
Composite AIG Credit Ratings
With respect to our fixed maturity securities, the credit ratings in the table below and in subsequent tables reflect: (i) a composite of the ratings of the three major rating agencies, or when agency ratings are not available, the National Association of Insurance Commissioners (NAIC) Designation assigned by the NAIC Securities Valuation Office (SVO) (95 percent of total fixed maturity securities), or (ii) our internal ratings when these investments have not been rated by any of the major rating agencies or the NAIC. The “Non-rated” category in those tables consists of fixed maturity securities that have not been rated by any of the major rating agencies, the NAIC or us.
For information regarding credit risks associated with investments, see Part II, Item 7. MD&A – Enterprise Risk Management in the 2024 Annual Report.

AIG | Second Quarter 2025 Form 10-Q	81

ITEM 2 | Investments

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
(in millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Rating:
Other fixed maturity securities
AAA	$3,941	$5,254	$14	$13	$3,955	$5,267
AA	8,927	9,599	50	80	8,977	9,679
A	17,914	14,420	133	114	18,047	14,534
BBB	14,028	12,839	132	145	14,160	12,984
Below investment grade	4,442	4,171	4	4	4,446	4,175
Non-rated	78	60	—	—	78	60
Total	$49,330	$46,343	$333	$356	$49,663	$46,699
Mortgage-backed, asset-backed and collateralized
AAA	$10,685	$8,757	$125	$134	$10,810	$8,891
AA	6,640	6,765	57	89	6,697	6,854
A	620	482	99	49	719	531
BBB	403	470	80	88	483	558
Below investment grade	1,182	1,189	28	29	1,210	1,218
Non-rated	—	—	—	—	—	—
Total	$19,530	$17,663	$389	$389	$19,919	$18,052
Total
AAA	$14,626	$14,011	$139	$147	$14,765	$14,158
AA	15,567	16,364	107	169	15,674	16,533
A	18,534	14,902	232	163	18,766	15,065
BBB	14,431	13,309	212	233	14,643	13,542
Below investment grade	5,624	5,360	32	33	5,656	5,393
Non-rated	78	60	—	—	78	60
Total	$68,860	$64,006	$722	$745	$69,582	$64,751
NAIC Designations of Fixed Maturity Securities
The SVO of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called NAIC Designations. In general, NAIC Designations of ‘1’ highest quality, or ‘2’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. NAIC Designations for non-agency RMBS and CMBS are calculated using third-party modeling results provided through the NAIC. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of AIG subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by composite AIG credit rating, which is generally based on ratings of the three major rating agencies. For fixed maturity securities where no NAIC Designation is assigned or able to be calculated using third-party data, the NAIC Designation category used in the first table below reflects an internal rating.
The NAIC Designations presented below do not reflect the added granularity to the designation categories adopted by the NAIC in 2020, which further subdivide each category of fixed maturity securities by appending letter modifiers to the numerical designations.
The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

June 30, 2025
(in millions)
NAIC Designation	1	2	Total Investment Grade	3	4	5	6	Total Below Investment Grade	Total
Other fixed maturity securities	$30,392	$14,645	$45,037	$2,639	$1,730	$169	$10	$4,548	$49,585
Mortgage-backed, asset-backed and collateralized	19,285	499	19,784	70	53	9	3	135	19,919
Total*	$49,677	$15,144	$64,821	$2,709	$1,783	$178	$13	$4,683	$69,504
*Excludes $78 million of fixed maturity securities for which no NAIC Designation is available.

82	AIG | Second Quarter 2025 Form 10-Q

ITEM 2 | Investments

The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

June 30, 2025
(in millions)
Composite AIG Credit Rating	AAA/AA/A	BBB	Total Investment Grade	BB	B	CCC and Lower	Total Below Investment Grade	Total
Other fixed maturity securities	$30,978	$14,160	$45,138	$2,429	$1,820	$198	$4,447	$49,585
Mortgage-backed, asset-backed and collateralized	18,225	484	18,709	87	86	1,037	1,210	19,919
Total*	$49,203	$14,644	$63,847	$2,516	$1,906	$1,235	$5,657	$69,504
*Excludes $78 million of fixed maturity securities for which no composite AIG credit rating is available.

Insurance Reserves
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (LOSS RESERVES)
The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

	June 30, 2025			December 31, 2024
(in millions)	Net Loss Reserves	Reinsurance Recoverable	Gross Loss Reserves	Net Loss Reserves	Reinsurance Recoverable	Gross Loss Reserves
General Insurance:
North America Commercial:
U.S. Workers' Compensation (net of discount)	$2,449	$3,736	$6,185	$2,293	$3,916	$6,209
U.S. Excess Casualty	3,389	3,138	6,527	3,208	3,139	6,347
U.S. Other Casualty	4,575	3,072	7,647	4,387	3,416	7,803
U.S. Financial Lines	5,394	1,352	6,746	5,422	1,614	7,036
U.S. Property and Special Risks	4,210	831	5,041	4,297	1,233	5,530
Other product lines(b)	3,453	2,629	6,082	3,747	2,947	6,694
Total North America Commercial	23,470	14,758	38,228	23,354	16,265	39,619
International Commercial:
UK/Europe Casualty and Financial Lines	8,571	2,283	10,854	7,280	1,952	9,232
UK/Europe Property and Special Risks	2,635	1,736	4,371	2,355	1,761	4,116
Other product lines(b)	1,812	1,380	3,192	1,630	1,230	2,860
Total International Commercial	13,018	5,399	18,417	11,265	4,943	16,208
Global Personal:
U.S. Personal Insurance	856	1,989	2,845	836	2,048	2,884
UK/Europe and Japan Personal Insurance	1,376	723	2,099	1,269	670	1,939
Other product lines(b)	1,084	825	1,909	983	776	1,759
Total Global Personal	3,316	3,537	6,853	3,088	3,494	6,582
Unallocated loss adjustment expenses(b)	1,447	649	2,096	1,804	744	2,548
Total General Insurance	41,251	24,343	65,594	39,511	25,446	64,957
Other Operations	637	3,523	4,160	631	3,580	4,211
Total	$41,888	$27,866	$69,754	$40,142	$29,026	$69,168
(a)Includes net loss reserve discount of $1.2 billion and $1.2 billion at June 30, 2025 and December 31, 2024, respectively. For information regarding loss reserve discount, see Note 12 to the Condensed Consolidated Financial Statements.
(b)Other product lines and Unallocated loss adjustment expenses includes Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense for the Fortitude Re reinsurance of $2.5 billion and $2.7 billion at June 30, 2025 and December 31, 2024, respectively.

AIG | Second Quarter 2025 Form 10-Q	83

ITEM 2 | Insurance Reserves

Prior Year Development
The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment and major lines of business:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
General Insurance:
North America Commercial:
U.S. Workers' Compensation	$(107)	$(80)	$(117)	$(91)
U.S. Excess Casualty	106	22	99	14
U.S. Other Casualty	32	(17)	25	(25)
U.S. Financial Lines	(5)	(5)	(10)	(10)
U.S. Property and Special Risks	(56)	10	(77)	10
Other Product Lines	(89)	—	(89)	—
Total North America Commercial	$(119)	$(70)	$(169)	$(102)
International Commercial:
UK/Europe Casualty and Financial Lines	$—	$—	$—	$—
UK/Europe Property and Special Risks	(1)	—	(14)	—
Other Product Lines	(7)	(7)	(8)	(9)
Total International Commercial	$(8)	$(7)	$(22)	$(9)
Global Personal:
U.S. Personal Insurance	$—	$—	$—	$—
UK/Europe and Japan Personal Insurance	—	—	(1)	—
Other Product Lines	(1)	(2)	—	(2)
Total Global Personal	$(1)	$(2)	$(1)	$(2)
Total General Insurance*	(128)	(79)	$(192)	$(113)
Other Operations Run-Off	—	—	—	—
Total Prior Year (Favorable) Unfavorable Development	$(128)	$(79)	$(192)	$(113)
*Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $31 million and $34 million for the three months ended June 30, 2025 and 2024, respectively, and $62 million and $68 million for the six months ended June 30, 2025 and 2024, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $122 million and $(63) million for the three months ended June 30, 2025 and 2024, respectively, and $122 million and $(63) million for the six months ended June 30, 2025 and 2024, respectively. Also excludes the related changes in amortization of the deferred gain, which were $69 million and $(1) million for the three months ended June 30, 2025 and 2024, respectively, and $60 million and $(3) million for the six months ended June 30, 2025 and 2024, respectively.
Net Loss Development
In the three months ended June 30, 2025, we recognized favorable prior year loss reserve development of $128 million. The key components of this development were:
North America Commercial
•Favorable development in U.S. Workers’ Compensation primarily driven by favorable experience within Excess of Loss Sensitive offset by adverse development within Primary Guaranteed Cost and Defense Base Act business.
•Adverse development in U.S. Excess Casualty primarily driven by unfavorable development in Mass Tort.
•Favorable Development in U.S. Property and Special Risks primarily driven by Programs.
•Benefit from the amortization of the deferred gain on the adverse development cover.
In the six months ended June 30, 2025, we recognized favorable prior year loss reserve development of $192 million. The key components of this development were:
North America Commercial
•Favorable development in U.S. Workers’ Compensation primarily driven by favorable experience within Excess of Loss Sensitive offset by adverse development within Primary Guaranteed Cost and Defense Base Act business.
•Adverse development in U.S. Excess Casualty primarily driven by unfavorable development in Mass Tort.
•Favorable Development in U.S. Property and Special Risks primarily driven by Programs.
•Benefit from the amortization of the deferred gain on the adverse development cover.
International Commercial
•Favorable development in Global Specialty.

84	AIG | Second Quarter 2025 Form 10-Q

ITEM 2 | Insurance Reserves

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

(in millions)	June 30, 2025	December 31, 2024
Gross Covered Losses
Covered reserves before discount	$9,678	$9,823
Inception to date losses paid	31,842	31,545
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$16,520	$16,368
Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,216	$13,094
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	3,028	2,906
Discount on ceded losses(a)	(916)	(936)
Pre-tax deferred gain before amortization	2,112	1,970
Inception to date amortization of deferred gain at inception	(1,626)	(1,564)
Inception to date amortization attributed to changes in deferred gain(b)	(170)	(122)
Deferred gain liability reflected in AIG's balance sheet	$316	$284
(a)The accretion of discount and a reduction in effective interest rates is offset by changes in estimates of the amount and timing of future recoveries.
(b)Excluded from APTI.

AIG | Second Quarter 2025 Form 10-Q	85

ITEM 2 | Insurance Reserves

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Balance at beginning of period, net of discount	$268	$177	$284	$149
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	122	(63)	122	(63)
Amortization attributed to deferred gain at inception(b)	(31)	(34)	(62)	(68)
Amortization attributed to changes in deferred gain(c)	(62)	40	(48)	47
Changes in discount on ceded loss reserves	19	23	20	78
Balance at end of period, net of discount	$316	$143	$316	$143
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
Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our run-off operations. Those reinsurance transactions were designed to consolidate most of our insurance run-off lines into a single legal entity. As of June 30, 2025, $3.3 billion of reserves related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.

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

86	AIG | Second Quarter 2025 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

SOURCES
Liquidity to AIG Parent from Subsidiaries
During the six months ended June 30, 2025, our General Insurance companies distributed dividends of $1.4 billion to AIG Parent or applicable intermediate holding companies.
Sales of Corebridge Shares by AIG(a)
In May 2025, we sold approximately 13 million shares of Corebridge common stock at a per share purchase price of $32.15. The aggregate proceeds to AIG Parent were approximately $430 million.
Debt Issuance
In May 2025, AIG issued $625 million aggregate principal amount of 4.850% Notes Due 2030 and $625 million aggregate principal amount of 5.450% Notes Due 2035.

USES
General Borrowings
During the six months ended June 30, 2025, $1.1 billion of debt categorized as general borrowings matured, was repaid and/or redeemed, including:
•Repayment of ¥37.7 billion aggregate principal amount of AIG Japan Holdings Kabushiki Kaisha's borrowings, equivalent to approximately $250 million at the time of repayment.
•Repurchase, through cash tender offers, approximately $457 million aggregate principal amount of certain notes and debentures issued by AIG for an aggregate purchase price of approximately $448 million.
•Redemption of approximately $236 million aggregate principal amount of our 3.900% Notes Due 2026 for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest.
•Repayment of $146 million aggregate principal amount of our 2.500% Notes due June 30, 2025.
We made interest payments on our general borrowings totaling $196 million during the six months ended June 30, 2025.
Dividends
We made cash dividend payments in the amount of $0.45 per share on AIG Common Stock for the three months ended June 30, 2025 (an increase of 12.5 percent from prior dividend payments), and $0.40 per share for the three months ended March 31, 2025, totaling $488 million.
Repurchases of Common Stock(b)
During the six months ended June 30, 2025, AIG Parent repurchased approximately 50 million shares of AIG Common Stock, for an aggregate purchase price of approximately $4.0 billion.

(a)On August 6, 2025, AIG launched a secondary public offering to sell 30 million shares of Corebridge common stock at a public offering price of $33.65 per share, corresponding to approximately $1.0 billion of gross proceeds, and has granted a 30-day option to the underwriter to purchase up to an additional 4.5 million shares. The offering is expected to close on August 8, 2025.
(b)Pursuant to a Securities Exchange Act of 1934 (the Exchange Act) Rule 10b5-1 repurchase plan, from July 1, 2025 to August 1, 2025, AIG Parent repurchased approximately 6 million shares of AIG Common Stock for an aggregate purchase price of approximately $467 million.
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
Interest payments totaled $200 million and $470 million in the six months ended June 30, 2025 and 2024, respectively. Excluding interest payments, AIG had operating cash inflows of $1.5 billion in the six months ended June 30, 2025 compared to operating cash inflows of $1.9 billion, including $104 million outflow from discontinued operations, in the prior year period.
Investing Cash Flow Activities
Net cash provided by investing activities in the six months ended June 30, 2025 was $3.3 billion, compared to net cash used in investing activities of $1.3 billion, including $4.2 billion used in discontinued operations, in the prior year period.

AIG | Second Quarter 2025 Form 10-Q	87

ITEM 2 | Liquidity and Capital Resources

Financing Cash Flow Activities
Net cash used in financing activities in the six months ended June 30, 2025 totaled $4.2 billion, reflecting:
•$488 million to pay dividends of $0.45 per share in the three months ended June 30, 2025, and $0.40 per share for the three months ended March 31, 2025 on AIG Common Stock;
•$4.0 billion to repurchase approximately 50 million shares of AIG Common Stock; and
•$154 million in net inflows from the issuance and repayment of long-term debt.
Net cash used in financing activities in the six months ended June 30, 2024 totaled $148 million reflecting:
•$504 million to pay dividends of $0.40 per share in the three months ended June 30, 2024, and $0.36 per share for the three months ended March 31, 2024 on AIG Common Stock;
•$22 million to pay a first quarter dividend of $365.625 per share on AIG’s Series A 5.85% Non-Cumulative Perpetual Preferred Stock and redemption premiums;
•$3.3 billion to repurchase approximately 45 million shares of AIG Common Stock;
•$463 million in net outflows from the issuance and repayment of long-term debt; and
•$3.9 billion in net inflows from discontinued operations.
LIQUIDITY AND CAPITAL RESOURCES OF AIG PARENT AND SUBSIDIARIES
AIG Parent
As of June 30, 2025 and December 31, 2024, respectively, AIG Parent had approximately $7.8 billion and $10.7 billion in liquidity sources held in the form of cash, short-term investments and AIG Parent's committed, revolving syndicated credit facility of $3.0 billion. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and dividends on AIG Common Stock.
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
We are party to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by us in the event of a drawdown of these letters of credit. Letters of credit issued in support of our insurance companies totaled approximately $2.4 billion at June 30, 2025.
CREDIT FACILITIES
We maintain a syndicated, multicurrency revolving credit facility (the Facility) as a potential source of liquidity for general corporate purposes with aggregate commitments by the bank syndicate to provide AIG Parent with unsecured revolving loans and/or standby letters of credit of up to $3.0 billion. The Facility is scheduled to expire in September 2029.

88	AIG | Second Quarter 2025 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

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
As of June 30, 2025, a total of $3.0 billion remained available under the Facility.
CONTRACTUAL OBLIGATIONS
As of June 30, 2025, there have been no material changes in our contractual obligations from December 31, 2024, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Contractual Obligations in the 2024 Annual Report.
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As of June 30, 2025, there have been no material changes in our off-balance sheet arrangements and commercial commitments from December 31, 2024, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Off-Balance Sheet Arrangements and Commercial Commitments in the 2024 Annual Report.
DEBT
We expect to service and repay general borrowings through maturing investments and dispositions of invested assets, future cash flows from operations, cash flows generated from invested assets, future debt or preferred stock issuances and other financing arrangements.
The following table provides the rollforward of our total debt outstanding:

Six Months Ended June 30, 2025	Balance, Beginning of Year	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes	Balance, End of Period
(in millions)
General borrowings:
Notes and bonds payable	$7,885	$1,241	$(717)	$173	$1	$8,583
Junior subordinated debt	602	—	(122)	—	1	481
AIG Japan Holdings Kabushiki Kaisha	239	—	(247)	8	—	—
Total general borrowings	8,726	1,241	(1,086)	181	2	9,064
Borrowings supported by assets	37	—	(1)	—	—	36
Other subsidiaries' notes, bonds, loans and mortgages payable - not guaranteed by AIG	1	—	—	—	—	1
Total long-term debt	$8,764	$1,241	$(1,087)	$181	$2	$9,101
Debt of consolidated investment entities - not guaranteed by AIG(a)	$158	$—	—	—	(1)	$157
(a)Includes debt of consolidated investment entities primarily related to real estate investments of $157 million at June 30, 2025 and $158 million at December 31, 2024.
The following table summarizes maturing long-term debt at June 30, 2025 of AIG for the next four quarters:

	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
(in millions)	2025	2025	2026	2026	Total
Borrowings supported by assets	$—	$12	$7	$—	$19
Other subsidiaries' notes, bonds, loans and mortgages payable	—	1	—	—	1
Total	$—	$13	$7	$—	$20

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

June 30, 2025		Remainder	Year Ending
(in millions)	Total	of 2025	2026	2027	2028	2029	2030	Thereafter
General borrowings:
Notes and bonds payable	$8,583	$—	$31	$962	$734	$211	$959	$5,686
Junior subordinated debt	481	—	—	—	—	—	—	481
Total general borrowings	9,064	—	31	962	734	211	959	6,167

AIG | Second Quarter 2025 Form 10-Q	89

ITEM 2 | Liquidity and Capital Resources

June 30, 2025		Remainder	Year Ending
(in millions)	Total	of 2025	2026	2027	2028	2029	2030	Thereafter
Borrowings supported by assets	36	12	7	—	—	—	—	17
Other subsidiaries notes, bonds, loans and mortgages payable	1	1	—	—	—	—	—	—
Total long-term debt*	$9,101	$13	$38	$962	$734	$211	$959	$6,184
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

	A.M. Best	S&P	Fitch	Moody’s
National Union Fire Insurance Company of Pittsburgh, Pa.	A	AA-	A+	A1
Lexington Insurance Company	A	AA-	A+	A1
American Home Assurance Company	A	AA-	A+	A1
AIG Europe S.A.	NR	AA-	NR	A1
American International Group UK Limited	A	AA-	NR	A1
AIG General Insurance Company, Ltd.	NR	AA-	NR	NR
In May 2025, S&P upgraded the financial strength ratings of AIG’s significant insurance subsidiaries to AA- from A+.
In June 2025, Moody’s upgraded the financial strength ratings of AIG’s insurance subsidiaries to A1 from A2.
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

	Short-Term Debt		Senior Debt Rating
	Moody's	S&P	Moody's(a)	S&P(b)	Fitch(c)
American International Group, Inc.	P-2 (2nd of 4)	A-2 (2nd of 5)	Baa 1 (4th of 9) / Stable	A- (3rd of 9) / Stable	BBB+ (4th of 9) / Stable
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
In May 2025, S&P upgraded the Senior Debt Rating of AIG Parent to A- from BBB+ and revised the outlook to stable from positive.
In June 2025, Moody’s upgraded the Senior Debt Rating of AIG Parent to Baa1 from Baa2 and revised the outlook to stable from positive.
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

90	AIG | Second Quarter 2025 Form 10-Q

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
DIVIDENDS
On August 6, 2025, our Board of Directors (the Board) declared a cash dividend on AIG Common Stock of $0.45 per share, payable on September 30, 2025 to shareholders of record on September 16, 2025.
The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors. For further detail on our dividends, see Note 14 to the Condensed Consolidated Financial Statements.
REPURCHASES OF AIG COMMON STOCK
The Board has authorized the repurchase of shares of AIG Common Stock through a series of actions. Effective April 1, 2025, the Board authorized the repurchase of $7.5 billion of AIG Common Stock (inclusive of the approximately $3.4 billion remaining under the Board's prior share repurchase authorization). During the six months ended June 30, 2025, AIG Parent repurchased approximately 50 million shares of AIG Common Stock for an aggregate purchase price of $4.0 billion. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from July 1, 2025 to August 1, 2025, AIG Parent repurchased approximately 6 million shares of AIG Common Stock for an aggregate purchase price of approximately $467 million. As of August 1, 2025, $5.2 billion remained under the Board's authorization.
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
For additional information on AIG’s risk management program, see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2024 Annual Report.
The scope and magnitude of our market risk exposures is managed under a robust framework that contains defined risk limits and minimum standards for managing market risk in a manner consistent with our risk appetite statement. As of June 30, 2025, there have been no material changes in our market risk exposures, which may be found in Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2024 Annual Report. See Part I, Item 1A. Risk Factors in the 2024 Annual Report on how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

AIG | Second Quarter 2025 Form 10-Q	91

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
IBNR Incurred But Not Reported Estimates of claims that have been incurred but not reported to us.

92	AIG | Second Quarter 2025 Form 10-Q

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

AIG | Second Quarter 2025 Form 10-Q	93

Acronyms

Acronyms

A&H	Accident and Health Insurance	ISDA	International Swaps and Derivatives Association, Inc.
ABS	Asset-Backed Securities	Moody's	Moody's Investors' Service Inc.
APTI	Adjusted pre-tax income	NAIC	National Association of Insurance Commissioners
CDS	Credit Default Swap	NM	Not Meaningful
CLO	Collateralized Loan Obligations	ORR	Obligor Risk Ratings
CMBS	Commercial Mortgage-Backed Securities	RMBS	Residential Mortgage-Backed Securities
ERM	Enterprise Risk Management	S&P	Standard & Poor's Financial Services LLC
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
GAAP	Accounting Principles Generally Accepted in the United States of America	VIE	Variable Interest Entity

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is set forth in the Enterprise Risk Management section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by American International Group, Inc. (AIG) management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2025. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

94	AIG | Second Quarter 2025 Form 10-Q

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

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended June 30, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30	5,324,955	$81.89	5,324,955	$7,064
May 1-31	6,573,007	83.04	6,573,007	6,518
June 1-30	9,467,591	85.08	9,467,591	5,713
Total	21,365,553	$83.66	21,365,553	$5,713
*Excludes excise tax of $38 million due to the Inflation Reduction Act of 2022 for the six months ended June 30, 2025.
During the three months ended June 30, 2025, American International Group, Inc. repurchased approximately 21 million shares of AIG Common Stock, par value $2.50 per share (AIG Common Stock) for an aggregate purchase price of $1.8 billion. From July 1, 2025 to August 1, 2025, we repurchased approximately 6 million shares of AIG Common Stock for an aggregate purchase price of approximately $467 million. Effective April 1, 2025, the Board of Directors authorized the repurchase of $7.5 billion of AIG Common Stock (inclusive of the approximately $3.4 billion remaining under the Board's prior share repurchase authorization).
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

AIG | Second Quarter 2025 Form 10-Q	95

ITEM 5 | Other Information
Not applicable.

ITEM 6 | Exhibits
Exhibit Index

Exhibit Number	Description	Location
4	(1) Forty-Sixth Supplemental Indenture, dated May 7, 2025, between AIG and The Bank of New York Mellon, as Trustee, relating to the 2030 Notes	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K, filed with the SEC on May 7, 2025 (File No. 1-8787).
	(2) Forty-Seventh Supplemental Indenture, dated May 7, 2025, between AIG and The Bank of New York Mellon, as Trustee, relating to the 2035 Notes	Incorporated by reference to Exhibit 4.2 to AIG’s Current Report on Form 8-K, filed with the SEC on May 7, 2025 (File No. 1-8787).
	(3) Form of the 2030 Notes (included in Exhibit 4.1)	Incorporated by reference to Exhibit 4.3 to AIG’s Current Report on Form 8-K, filed with the SEC on May 7, 2025 (File No. 1-8787).
	(4) Form of the 2035 Notes (included in Exhibit 4.2)	Incorporated by reference to Exhibit 4.4 to AIG’s Current Report on Form 8-K, filed with the SEC on May 7, 2025 (File No. 1-8787).
22	Guaranteed Securities	None.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications*	Filed herewith.
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024 and (vi) the Notes to the Condensed Consolidated Financial Statements
Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.
*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

96	AIG | Second Quarter 2025 Form 10-Q

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ KEITH WALSH
Keith Walsh
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/S/ KATHLEEN CARBONE
Kathleen Carbone
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: August 7, 2025

AIG | Second Quarter 2025 Form 10-Q	97