Form 10-Q
period 2025-09-30
AMERICAN INTERNATIONAL GROUP, INC.
filed 2025-11-05
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2025, there were 539,576,054 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

FORM 10-Q

AIG | Third Quarter 2025 Form 10-Q	1

Part I – Financial Information
Item 1. | Financial Statements

American International Group, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	September 30, 2025	December 31, 2024
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $43 in 2025 and $38 in 2024 (amortized cost: 2025 - $72,008; 2024 - $66,195)	$71,184	$64,006
Other bond securities, at fair value	743	745
Equity securities, at fair value	829	704
Mortgage and other loans receivable, net of allowance for credit losses of $37,740 in 2025 and $37,800 in 2024	3,314	3,868
Other invested assets (portion measured at fair value: 2025 - $6,469; 2024 - $7,384)	8,361	9,828
Short-term investments, including restricted cash of $3 in 2025 and $55 in 2024 (portion measured at fair value: 2025 - $4,860; 2024 - $9,789)	9,417	14,462
Total investments	93,848	93,613
Cash	1,589	1,302
Accrued investment income	670	599
Premiums and other receivables, net of allowance for credit losses and disputes of $128 in 2025 and $127 in 2024	11,264	10,463
Reinsurance assets - Fortitude Re	3,170	3,427
Reinsurance assets - other, net of allowance for credit losses and disputes of $226 in 2025 and $220 in 2024	35,600	34,618
Deferred income tax assets	4,567	4,956
Deferred policy acquisition costs	2,135	2,065
Goodwill	3,439	3,373
Deposit accounting assets, net of allowance for credit losses of $49 in 2025 and $49 in 2024	2,531	2,171
Other assets, including restricted cash of $2 in 2025 and $15 in 2024 (portion measured at fair value: 2025 - $131; 2024 - $179)	4,602	4,735
Total assets	$163,415	$161,322
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2025 and $14 in 2024	$69,882	$69,168
Unearned premiums	19,563	17,232
Future policy benefits	1,420	1,317
Other policyholder funds	381	418
Fortitude Re funds withheld payable (portion measured at fair value: 2025 - $(103); 2024 - $(128))	3,094	3,207
Premiums and other related payables	6,209	6,052
Deposit accounting liabilities	3,332	3,005
Commissions and premium taxes payable	1,490	1,522
Current and deferred income tax liabilities	572	426
Other liabilities (portion measured at fair value: 2025 - $121; 2024 - $251)	7,112	7,503
Long-term debt	9,087	8,764
Debt of consolidated investment entities	156	158
Total liabilities	122,298	118,772
Contingencies, commitments and guarantees (See Note 13)
AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2025 - 1,906,671,492 and 2024 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2025 - 1,362,180,100 shares; 2024 - 1,300,512,040 shares of common stock	(70,667)	(65,573)
Additional paid-in capital	75,334	75,348
Retained earnings	36,698	35,079
Accumulated other comprehensive loss	(5,046)	(7,099)
Total AIG shareholders’ equity	41,085	42,521
Non-redeemable noncontrolling interests	32	29
Total equity	41,117	42,550
Total liabilities and equity	$163,415	$161,322
See accompanying Notes to Condensed Consolidated Financial Statements.

2	AIG | Third Quarter 2025 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per common share data)	2025	2024	2025	2024
Revenues:
Premiums	$6,073	$5,945	$17,720	$17,564
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	743	922	3,235	2,819
Net investment income - Fortitude Re funds withheld assets	29	51	108	123
Total net investment income	772	973	3,343	2,942
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	(431)	8	(683)	(238)
Net realized losses on Fortitude Re funds withheld assets	(5)	(18)	(59)	(38)
Net realized losses on Fortitude Re funds withheld embedded derivative	(54)	(157)	(109)	(158)
Total net realized losses	(490)	(167)	(851)	(434)
Other income (loss)	(4)	—	13	2
Total revenues	6,351	6,751	20,225	20,074
Benefits, losses and expenses:
Losses and loss adjustment expenses incurred	3,391	3,773	10,678	10,753
Amortization of deferred policy acquisition costs	850	863	2,522	2,543
General operating and other expenses	1,297	1,346	3,574	4,194
Interest expense	99	112	291	353
(Gain) loss on extinguishment of debt	—	—	(5)	1
Net (gain) loss on divestitures and other	—	8	(53)	(94)
Total benefits, losses and expenses	5,637	6,102	17,007	17,750
Income from continuing operations before income tax expense	714	649	3,218	2,324
Income tax expense	190	168	852	571
Income from continuing operations	524	481	2,366	1,753
Loss from discontinued operations, net of income taxes	—	(24)	—	(3,580)
Net income (loss)	524	457	2,366	(1,827)
Less: Net income (loss) attributable to noncontrolling interests	5	(2)	5	475
Net income (loss) attributable to AIG	519	459	2,361	(2,302)
Less: Dividends on preferred stock and preferred stock redemption premiums	—	—	—	22
Net income (loss) attributable to AIG common shareholders	$519	$459	$2,361	$(2,324)
Income per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$0.94	$0.75	$4.12	$2.62
Loss from discontinued operations	$—	$(0.03)	$—	$(6.13)
Net income (loss) attributable to AIG common shareholders	$0.94	$0.72	$4.12	$(3.51)
Diluted:
Income from continuing operations	$0.93	$0.74	$4.08	$2.59
Loss from discontinued operations	$—	$(0.03)	$—	$(6.07)
Net income (loss) attributable to AIG common shareholders	$0.93	$0.71	$4.08	$(3.48)
Weighted average shares outstanding:
Basic	553,308,504	641,621,768	573,176,050	661,691,554
Diluted	558,519,830	647,365,442	578,421,227	667,355,069
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Third Quarter 2025 Form 10-Q	3

American International Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$524	$457	$2,366	$(1,827)
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	—	37	(2)	63
Change in unrealized appreciation (depreciation) of all other investments	547	1,349	1,464	1,074
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	5	46	12	(44)
Change in foreign currency translation adjustments	(56)	414	567	104
Change in retirement plan liabilities adjustment	6	1	13	18
Change in other comprehensive income (loss) related to discontinued operations	—	—	—	(945)
Corebridge deconsolidation	—	—	—	7,214
Other comprehensive income	502	1,847	2,054	7,484
Comprehensive income	1,026	2,304	4,420	5,657
Less: Comprehensive income attributable to noncontrolling interests	5	2	6	181
Comprehensive income attributable to AIG	$1,021	$2,302	$4,414	$5,476
See accompanying Notes to Condensed Consolidated Financial Statements.

4	AIG | Third Quarter 2025 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Equity (unaudited)

(in millions, except per share data)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Three Months Ended September 30, 2025
Balance, beginning of period	$4,766	$(69,430)	$75,289	$36,424	$(5,548)	$41,501	$28	$41,529
Common stock issued under stock plans	—	9	(1)	—	—	8	—	8
Purchase of common stock	—	(1,246)	—	—	—	(1,246)	—	(1,246)
Net income attributable to AIG or noncontrolling interests	—	—	—	519	—	519	5	524
Dividends on common stock ($0.45 per share)	—	—	—	(246)	—	(246)	—	(246)
Other comprehensive income	—	—	—	—	502	502	—	502
Other	—	—	46	1	—	47	(1)	46
Balance, end of period	$4,766	$(70,667)	$75,334	$36,698	$(5,046)	$41,085	$32	$41,117

Three Months Ended September 30, 2024
Balance, beginning of period	$4,766	$(62,255)	$75,274	$34,225	$(7,565)	$44,445	$30	$44,475
Common stock issued under stock plans	—	29	(4)	—	—	25	—	25
Purchase of common stock	—	(1,518)	—	—	—	(1,518)	—	(1,518)
Net income (loss) attributable to AIG or noncontrolling interests	—	—	—	459	—	459	(2)	457
Dividends on common stock ($0.40 per share)	—	—	—	(254)	—	(254)	—	(254)
Other comprehensive income	—	—	—	—	1,843	1,843	4	1,847
Net decrease due to divestitures and acquisitions	—	—	—	—	—	—	(6)	(6)
Other	—	—	40	(1)	—	39	8	47
Balance, end of period	$4,766	$(63,744)	$75,310	$34,429	$(5,722)	$45,039	$34	$45,073

AIG | Third Quarter 2025 Form 10-Q	5

American International Group, Inc.
Condensed Consolidated Statements of Equity (unaudited)(continued)

(in millions, except per share data)	Preferred Stock and Additional Paid-in Capital	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Nine Months Ended September 30, 2025
Balance, beginning of the year	$—	$4,766	$(65,573)	$75,348	$35,079	$(7,099)	$42,521	$29	$42,550
Common stock issued under stock plans	—	—	208	(174)	—	—	34	—	34
Purchase of common stock	—	—	(5,302)	—	—	—	(5,302)	—	(5,302)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	2,361	—	2,361	5	2,366
Dividends on common stock ($1.30 per share)	—	—	—	—	(734)	—	(734)	—	(734)
Other comprehensive income	—	—	—	—	—	2,053	2,053	1	2,054
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5)	(5)
Other	—	—	—	160	(8)	—	152	2	154
Balance, end of period	$—	$4,766	$(70,667)	$75,334	$36,698	$(5,046)	$41,085	$32	$41,117

Nine Months Ended September 30, 2024
Balance, beginning of year	$485	$4,766	$(59,189)	$75,810	$37,516	$(14,037)	$45,351	$5,950	$51,301
Common stock issued under stock plans	—	—	322	(314)	—	—	8	—	8
Redemption of preferred stock	(485)	—	—	—	—	—	(485)	—	(485)
Purchase of common stock	—	—	(4,877)	—	—	—	(4,877)	—	(4,877)
Net income (loss) attributable to AIG or noncontrolling interests	—	—	—	—	(2,302)	—	(2,302)	475	(1,827)
Dividends on preferred stock ($365.625 per share) and preferred stock redemption premiums	—	—	—	—	(22)	—	(22)	—	(22)
Dividends on common stock ($1.16 per share)	—	—	—	—	(758)	—	(758)	—	(758)
Other comprehensive income (loss)	—	—	—	—	—	7,778	7,778	(294)	7,484
Net decrease due to divestitures and acquisitions	—	—	—	(418)	—	537	119	(6,010)	(5,891)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	28	28
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(72)	(72)
Other	—	—	—	232	(5)	—	227	(43)	184
Balance, end of period	$—	$4,766	$(63,744)	$75,310	$34,429	$(5,722)	$45,039	$34	$45,073
See accompanying Notes to Condensed Consolidated Financial Statements.

6	AIG | Third Quarter 2025 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net income (loss)	$2,366	$(1,827)
Loss from discontinued operations	—	3,580
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net losses on sales of securities available for sale and other assets	539	132
Net gain on divestitures and other	(53)	(94)
(Gain) loss on extinguishment of debt	(5)	1
Unrealized gains in earnings - net	(537)	(4)
Equity in income from equity method investments, net of dividends or distributions	(16)	(57)
Depreciation and other amortization	2,580	2,607
Impairments of assets	286	24
Changes in operating assets and liabilities:
Insurance reserves	540	1,864
Premiums and other receivables and payables - net	(932)	(539)
Reinsurance assets, net	(272)	(1,199)
Capitalization of deferred policy acquisition costs	(2,576)	(2,665)
Current and deferred income taxes - net	717	(5)
Other, net	41	1,434
Total adjustments	312	1,499
Net cash provided by operating activities - continuing operations	2,678	3,252
Net cash used in operating activities - discontinued operations	—	(104)
Net cash provided by operating activities	2,678	3,148
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	9,866	7,323
Other securities	128	192
Other invested assets	2,371	1,298
Divestitures, net	—	6
Maturities of fixed maturity securities available for sale	6,368	6,887
Principal payments received on and sales of mortgage and other loans receivable	880	483
Purchases of:
Available for sale securities	(19,887)	(13,254)
Other securities	(137)	(224)
Other invested assets	(656)	(364)
Mortgage and other loans receivable	(245)	(294)
Net change in short-term investments	5,150	1,324
Other, net	(579)	(187)
Net cash provided by investing activities - continuing operations	3,259	3,190
Net cash used in investing activities - discontinued operations	—	(4,171)
Net cash provided by (used in) investing activities	3,259	(981)
Cash flows from financing activities:
Proceeds from (payments for)
Issuance of long-term debt	1,241	1
Repayments of long-term debt	(1,087)	(510)
Repayments of debt of consolidated investment entities	(2)	(1)
Purchase of common stock	(5,252)	(4,830)
Redemption of preferred stock	—	(485)
Dividends on preferred stock and preferred stock redemption premiums	—	(22)
Dividends on common stock	(734)	(758)
Other, net	90	666
Net cash used in financing activities - continuing operations	(5,744)	(5,939)
Net cash provided by financing activities - discontinued operations	—	3,880
Net cash used in financing activities	(5,744)	(2,059)
Effect of exchange rate changes on cash and restricted cash	29	(37)
Net increase in cash and restricted cash	222	71
Cash and restricted cash at beginning of year	1,372	1,573
Cash and restricted cash of held for sale assets	—	(85)
Cash and restricted cash at end of period	$1,594	$1,559

AIG | Third Quarter 2025 Form 10-Q	7

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)(continued)
Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash	$1,589	$1,472
Restricted cash included in Short-term investments*	3	72
Restricted cash included in Other assets*	2	15
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$1,594	$1,559
Cash paid during the period for:
Interest	$268	$581
Taxes	$135	$811
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk transfer transactions attributed to discontinued operations	$—	$1,316
Fixed maturity securities and other invested assets received in connection with reinsurance transactions	$—	$254
Fixed maturity securities and other invested assets transferred in connection with reinsurance transactions	$(17)	$(148)
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$—	$2,416
Fee income debited to policyholder contract deposits included in financing activities	$—	$(1,426)
*Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to real estate.
See accompanying Notes to Condensed Consolidated Financial Statements.

8	AIG | Third Quarter 2025 Form 10-Q

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
In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein. Results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2025 and prior to the issuance of these Condensed Consolidated Financial Statements.
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

2. Summary of Significant Accounting Policies
FUTURE APPLICATION OF ACCOUNTING STANDARDS
Income Tax
In December 2023, the Financial Accounting Standards Board (FASB) issued an accounting standard update to address improvements to income tax disclosures. The standard requires disaggregated information about a company’s effective tax rate reconciliation as well as information on income taxes paid. The standard is effective for public companies for annual periods beginning after December 15, 2024, which AIG plans to adopt on a prospective basis. The adoption of the standard will not have an impact on AIG’s consolidated results of operations and financial condition as this standard is related to the disclosures in the Notes to the Consolidated Financial Statements.
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

AIG | Third Quarter 2025 Form 10-Q	9

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

within annual reporting periods beginning after December 15, 2027. The requirements can be applied prospectively or retrospectively for prior periods presented when adopted. We are assessing the impact of the standard.
Improvements to Internal-use Software
In September 2025, the FASB issued targeted improvements to modernize the accounting for software development costs by aligning it with how software is developed today. The effective date for the standard is for annual periods beginning after December 15, 2027 and interim reporting periods within those fiscal years. Early adoption is permitted. The amendments can be applied either prospectively, retrospectively or utilizing a modified transition approach. We are assessing the impact of the standard.

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

10	AIG | Third Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

The following table presents AIG’s continuing operations by segment:

Three Months Ended September 30, 2025
(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Income (Loss) from Continuing Operations Before Income Tax Expense
North America Commercial	$2,435	$2,198	$1,303	$221	$44	$246	$384
International Commercial	2,115	2,188	1,167	285	96	310	330
Global Personal	1,680	1,654	909	345	97	224	79
Total General Insurance	$6,230	$6,040	$3,379	$851	$237	$780	$793	$945	$1,738
Interest expense								—	(100)
Other Operations								77	(18)
Elimination and consolidations								2	2
Total								1,024	1,622
Reconciling items:
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares								(288)	(288)
Net investment income on Fortitude Re funds withheld assets								29	29
Net realized losses on Fortitude Re funds withheld assets								—	(5)
Net realized losses on Fortitude Re funds withheld embedded derivative								—	(54)
Net realized gains (losses)(c)								(2)	(433)
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	9
Net loss reserve discount benefit (charge)								—	2
Net results of businesses in run-off(d)								9	1
Non-operating pension expenses								—	(6)
Integration and transaction costs associated with acquiring or divesting businesses								—	(7)
Restructuring and other costs(e)								—	(153)
Non-recurring costs related to regulatory or accounting changes								—	(3)
Total AIG Consolidated								$772	$714

AIG | Third Quarter 2025 Form 10-Q	11

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Three Months Ended September 30, 2024
(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Income (Loss) from Continuing Operations Before Income Tax Expense
North America Commercial	$2,445	$2,123	$1,532	$206	$64	$225	$96
International Commercial	2,052	2,039	1,092	259	96	272	320
Global Personal	1,883	1,785	987	398	132	247	21
Total General Insurance	$6,380	$5,947	$3,611	$863	$292	$744	$437	$773	$1,210
Interest expense								—	(110)
Other Operations								120	(28)
Elimination and consolidations								(1)	3
Total								892	1,075
Reconciling items:
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares								25	25
Net investment income on Fortitude Re funds withheld assets								51	51
Net realized losses on Fortitude Re funds withheld assets								—	(18)
Net realized losses on Fortitude Re funds withheld embedded derivative								—	(157)
Net realized gains (losses)(c)								—	7
Net loss on divestitures and other								—	(8)
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	(126)
Net loss reserve discount benefit (charge)								—	(29)
Net results of businesses in run-off(d)								5	(8)
Integration and transaction costs associated with acquiring or divesting businesses								—	(22)
Restructuring and other costs(e)								—	(137)
Non-recurring costs related to regulatory or accounting changes								—	(4)
Total AIG Consolidated								$973	$649

12	AIG | Third Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Nine Months Ended September 30, 2025
(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Income (Loss) from Continuing Operations Before Income Tax Expense
North America Commercial	$6,472	$6,455	$4,169	$654	$137	$681	$814
International Commercial	6,467	6,363	3,515	799	274	905	870
Global Personal	4,697	4,869	2,889	1,069	259	674	(22)
Total General Insurance	$17,636	$17,687	$10,573	$2,522	$670	$2,260	$1,662	$2,552	$4,214
Interest expense								—	(292)
Other Operations								273	—
Elimination and consolidations								(1)	—
Total								2,824	3,922
Reconciling items:
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares								393	393
Gain (loss) on extinguishment of debt								—	5
Net investment income on Fortitude Re funds withheld assets								108	108
Net realized losses on Fortitude Re funds withheld assets								—	(59)
Net realized losses on Fortitude Re funds withheld embedded derivative								—	(109)
Net realized gains (losses)(c)								(4)	(690)
Net gain on divestitures and other								—	53
Non-operating litigation reserves and settlements								—	13
Unfavorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	(53)
Net loss reserve discount charge								—	(27)
Net results of businesses in run-off(d)								22	8
Non-operating pension expenses								—	(16)
Integration and transaction costs associated with acquiring or divesting businesses								—	(13)
Restructuring and other costs(e)								—	(307)
Non-recurring costs related to regulatory or accounting changes								—	(10)
Total AIG Consolidated								$3,343	$3,218

AIG | Third Quarter 2025 Form 10-Q	13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Nine Months Ended September 30, 2024
(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Income (Loss) from Continuing Operations Before Income Tax Expense
North America Commercial	$6,228	$6,046	$4,109	$615	$164	$635	$523
International Commercial	6,275	6,081	3,381	753	266	801	880
Global Personal	5,322	5,355	2,982	1,164	395	754	60
Total General Insurance	$17,825	$17,482	$10,472	$2,532	$825	$2,190	$1,463	$2,281	$3,744
Interest expense								—	(336)
Other Operations								332	(164)
Elimination and consolidations								(1)	(3)
Total								2,612	3,241
Reconciling items:
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares								172	172
Other income (expense) - net								16	—
Gain (loss) on extinguishment of debt								—	(1)
Net investment income on Fortitude Re funds withheld assets								123	123
Net realized losses on Fortitude Re funds withheld assets								—	(38)
Net realized losses on Fortitude Re funds withheld embedded derivative								—	(158)
Net realized gains (losses)(c)								6	(234)
Net gain on divestitures and other								—	94
Unfavorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	(66)
Net loss reserve discount charge								—	(131)
Net results of businesses in run-off(d)								13	4
Integration and transaction costs associated with acquiring or divesting businesses								—	(37)
Restructuring and other costs(e)								—	(630)
Non-recurring costs related to regulatory or accounting changes								—	(15)
Total AIG Consolidated								$2,942	$2,324
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
(d)In the fourth quarter of 2024, AIG realigned and began excluding the net results of run-off businesses previously reported in Other Operations from Adjusted pre-tax income. Historical results have been recast to reflect these changes. In the third quarter of 2025, AIG began excluding the net results of run-off businesses previously reported in General Insurance from Adjusted pre-tax income.
(e)In the three and nine months ended September 30, 2025 and 2024, Restructuring and other costs was primarily related to employee-related costs, including severance, and, in the nine months ended September 30, 2024, real estate impairment charges.
For the three and nine months ended September 30, 2024, we recorded severance charges of $66 million and $351 million, respectively, and asset impairment charges of $53 million for the nine months ended September 30, 2024, as a result of restructuring activities.

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

14	AIG | Third Quarter 2025 Form 10-Q

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
In August and September 2025, we sold an aggregate of approximately 31.2 million shares of Corebridge common stock at a public offering price of $33.65 per share, which included 30 million shares initially offered and the partial exercise by the underwriters of their option to purchase additional shares. The aggregate proceeds to AIG Parent were approximately $1.0 billion.
On November 4, 2025, AIG launched a secondary public offering to sell 32.6 million shares of Corebridge common stock at a public offering price of $31.10 per share, corresponding to approximately $1.0 billion of gross proceeds. Subject to the completion of the offering, Corebridge has announced that it intends to purchase approximately $500 million of common stock from the underwriter at the same per share price to be paid by the underwriter to AIG, net of underwriting discounts and commissions. The offering is expected to close on November 6, 2025.
Due to share repurchases by Corebridge and the sale of shares by AIG after the Deconsolidation Date, as of September 30, 2025, AIG held 15.5 percent of the outstanding common stock of Corebridge.
The following provides Corebridge's pre-tax income as well as our equity method income (representing the sum of dividends received and changes in its stock price).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Corebridge pre-tax income (loss)	$(42)	$(1,594)	$(1,512)	$(122)
Equity method income related to Corebridge (based on fair value)	$(328)	$11	$394	$2,094
The following table presents the amounts related to the operations of Corebridge that have been reflected in Net income from discontinued operations:

(in millions)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenues:
Premiums	$—	$2,723
Policy fees	—	1,269
Net investment income	—	5,238
Net realized losses	—	(923)
Other income	—	372
Total revenues	—	8,679
Benefits, losses and expenses:
Policyholder benefits and losses incurred	—	3,618
Change in the fair value of market risk benefits, net	—	(350)
Interest credited to policyholder account balances	—	2,184
Amortization of deferred policy acquisition costs	—	465
General operating and other expenses	—	1,350
Interest expense	—	249
Net gain on divestitures and other	—	(191)
Total benefits, losses and expenses	—	7,325
Income from discontinued operations before income tax expense and loss on disposal of discontinued operations	—	1,354
Income tax expense	—	226
Income from discontinued operations, net of income taxes before loss on disposal of discontinued operations	—	1,128
Loss on disposition of operations, net of tax	(24)	(4,708)
Loss from discontinued operations, net of income taxes	(24)	(3,580)
Less: Net income from discontinued operations attributable to noncontrolling interests	(2)	475
Net loss from discontinued operations attributable to AIG	$(22)	$(4,055)

AIG | Third Quarter 2025 Form 10-Q	15

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

September 30, 2025	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$177	$3,610	$—	$—	$—	$3,787
Obligations of states, municipalities and political subdivisions	—	2,886	3	—	—	2,889
Non-U.S. governments	52	6,554	7	—	—	6,613
Corporate debt	—	36,831	120	—	—	36,951
RMBS	—	8,677	1,626	—	—	10,303
CMBS	—	4,168	22	—	—	4,190
CLO/ABS	—	4,965	1,486	—	—	6,451
Total bonds available for sale	229	67,691	3,264	—	—	71,184
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	51	—	—	—	51
Non-U.S. governments	—	22	—	—	—	22
Corporate debt	—	257	1	—	—	258
RMBS	—	46	53	—	—	99
CMBS	—	42	—	—	—	42
CLO/ABS	—	139	132	—	—	271
Total other bond securities	—	557	186	—	—	743
Equity securities	767	1	61	—	—	829
Other invested assets(b)	2,651	223	93	—	—	2,967
Derivative assets(c)	—	356	32	(179)	(207)	2
Short-term investments	3,433	1,427	—	—	—	4,860
Other assets(c)	—	—	129	—	—	129
Total	$7,080	$70,255	$3,765	$(179)	$(207)	$80,714

16	AIG | Third Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

September 30, 2025	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Liabilities:
Derivative liabilities(c)	$—	$412	$32	$(179)	$(216)	$49
Fortitude Re funds withheld payable	—	—	(103)	—	—	(103)
Other liabilities	—	—	72	—	—	72
Total	$—	$412	$1	$(179)	$(216)	$18

December 31, 2024	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$36	$3,231	$—	$—	$—	$3,267
Obligations of states, municipalities and political subdivisions	—	3,140	3	—	—	3,143
Non-U.S. governments	161	7,939	7	—	—	8,107
Corporate debt	—	31,586	240	—	—	31,826
RMBS	—	6,710	1,894	—	—	8,604
CMBS	—	3,900	26	—	—	3,926
CLO/ABS	—	4,293	840	—	—	5,133
Total bonds available for sale	197	60,799	3,010	—	—	64,006
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	50	—	—	—	50
Non-U.S. governments	—	24	—	—	—	24
Corporate debt	—	281	1	—	—	282
RMBS	—	50	50	—	—	100
CMBS	—	43	—	—	—	43
CLO/ABS	—	133	113	—	—	246
Total other bond securities	—	581	164	—	—	745
Equity securities	689	—	15	—	—	704
Other invested assets (b)	3,810	119	163	—	—	4,092
Derivative assets(c)	—	573	51	(270)	(304)	50
Short-term investments	7,942	1,847	—	—	—	9,789
Other assets(c)	—	—	129	—	—	129
Total	$12,638	$63,919	$3,532	$(270)	$(304)	$79,515
Liabilities:
Derivative liabilities(c)	$—	$571	$51	$(270)	$(201)	$151
Fortitude Re funds withheld payable	—	—	(128)	—	—	(128)
Other liabilities	—	—	100	—	—	100
Total	$—	$571	$23	$(270)	$(201)	$123
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $3.5 billion and $3.3 billion as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, includes AIG's ownership interest in Corebridge of $2.7 billion and $3.8 billion, respectively, on which AIG elected the fair value option.
(c)Presented as part of Other assets and Other liabilities on the Condensed Consolidated Balance Sheets.

AIG | Third Quarter 2025 Form 10-Q	17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three and nine months ended September 30, 2025 and 2024 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at September 30, 2025 and 2024:

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended September 30, 2025
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$3	$—	$—	$—	$—	$—	$—	$3	$—	$—
Non-U.S. governments	6	—	—	—	1	—	—	7	—	—
Corporate debt	147	(2)	(15)	(4)	—	(6)	—	120	—	(13)
RMBS	1,633	7	8	(5)	—	(17)	—	1,626	—	15
CMBS	26	(5)	5	(4)	—	—	—	22	—	5
CLO/ABS	1,200	1	9	277	—	(1)	—	1,486	—	10
Total bonds available for sale	3,015	1	7	264	1	(24)	—	3,264	—	17
Other bond securities:
Corporate Debt	1	—	—	—	—	—	—	1	—	—
RMBS	50	—	—	3	—	—	—	53	—	—
CLO/ABS	123	1	—	10	—	(2)	—	132	4	—
Total other bond securities	174	1	—	13	—	(2)	—	186	4	—
Equity securities	46	2	—	5	8	—	—	61	—	—
Other invested assets	93	(5)	—	5	—	—	—	93	(1)	—
Other assets	129	—	—	—	—	—	—	129	—	—
Total	$3,457	$(1)	$7	$287	$9	$(26)	$—	$3,733	$3	$17

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Fortitude Re funds withheld payable	$(185)	$54	$—	$28	$—	$—	$—	$(103)	$(30)	$—
Other Liabilities	81	(9)	—	—	—	—	—	72	—	—
Total	$(104)	$45	$—	$28	$—	$—	$—	$(31)	$(30)	$—

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended September 30, 2024
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$4	$—	$—	$—	$—	$—	$—	$4	$—	$—
Non-U.S. governments	7	—	—	—	—	—	—	7	—	—
Corporate debt	359	(3)	18	4	—	—	7	385	—	14
RMBS	2,016	(1)	110	(23)	—	—	(7)	2,095	—	63
CMBS	94	(1)	1	(12)	—	—	—	82	—	—
CLO/ABS	1,275	(11)	33	(314)	—	—	—	983	—	23
Total bonds available for sale	3,755	(16)	162	(345)	—	—	—	3,556	—	100
Other bond securities:
Corporate debt	44	—	—	—	—	—	2	46	2	—
RMBS	49	3	—	(2)	—	—	5	55	—	—
CLO/ABS	145	3	—	(1)	—	—	—	147	3	—
Total other bond securities	238	6	—	(3)	—	—	7	248	5	—

18	AIG | Third Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Equity securities	13	1	—	2	—	—	(3)	13	—	—
Other invested assets	145	(3)	—	5	—	—	11	158	—	—
Other assets	130	—	—	(1)	—	—	—	129	—	—
Total	$4,281	$(12)	$162	$(342)	$—	$—	$15	$4,104	$5	$100

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Derivative liabilities, net(a)	$(39)	$1	$—	$2	$—	$—	$37	$1	$2	$—
Fortitude Re funds withheld payable	(154)	157	—	(3)	—	—	—	—	(153)	—
Other liabilities	99	—	—	—	—	—	—	99	—	—
Total	$(94)	$158	$—	$(1)	$—	$—	$37	$100	$(151)	$—

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Nine Months Ended September 30, 2025
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$3	$—	$—	$—	$—	$—	$—	$3	$—	$—
Non-U.S. governments	7	—	—	(1)	1	—	—	7	—	—
Corporate debt	240	(10)	(4)	(155)	49	(38)	38	120	—	(13)
RMBS	1,894	22	50	(101)	3	(242)	—	1,626	—	30
CMBS	26	(4)	6	(9)	4	(1)	—	22	—	5
CLO/ABS	840	7	20	685	—	(7)	(59)	1,486	—	29
Total bonds available for sale	3,010	15	72	419	57	(288)	(21)	3,264	—	51
Other bond securities:
Corporate debt	1	—	—	—	—	—	—	1	—	—
RMBS	50	2	—	1	—	—	—	53	1	—
CLO/ABS	113	5	—	6	33	(25)	—	132	9	—
Total other bond securities	164	7	—	7	33	(25)	—	186	10	—
Equity securities	15	6	—	23	17	—	—	61	2	—
Other invested assets	163	(5)	—	(24)	1	(63)	21	93	(2)	—
Other assets	129	—	—	—	—	—	—	129	—	—
Total	$3,481	$23	$72	$425	$108	$(376)	$—	$3,733	$10	$51

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Fortitude Re funds withheld payable	$(128)	$109	$—	$(84)	$—	$—	$—	$(103)	$(64)	$—
Other Liabilities	100	(28)	—	—	—	—	—	72	—	—
Total	$(28)	$81	$—	$(84)	$—	$—	$—	$(31)	$(64)	$—

AIG | Third Quarter 2025 Form 10-Q	19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Nine Months Ended September 30, 2024
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$3	$—	$—	$1	$—	$—	$—	$4	$—	$(5)
Non-U.S. governments	7	—	—	—	—	—	—	7	—	—
Corporate debt	323	(2)	16	(56)	134	(37)	7	385	—	9
RMBS	1,792	46	108	(173)	287	(2)	37	2,095	—	3
CMBS	25	(5)	7	(30)	85	—	—	82	—	—
CLO/ABS	1,289	(23)	65	(380)	44	(12)	—	983	—	49
Total bonds available for sale	3,439	16	196	(638)	550	(51)	44	3,556	—	56
Other bond securities:
Corporate debt	45	1	—	—	—	—	—	46	1	—
RMBS	51	3	—	(2)	—	(2)	5	55	2	—
CLO/ABS	138	3	—	4	2	—	—	147	1	—
Total other bond securities	234	7	—	2	2	(2)	5	248	4	—
Equity securities	14	1	—	2	—	(1)	(3)	13	1	—
Other invested assets	221	(16)	—	(34)	—	(13)	—	158	(12)	—
Other assets	243	—	—	(114)	—	—	—	129	—	—
Total	$4,151	$8	$196	$(782)	$552	$(67)	$46	$4,104	$(7)	$56

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Derivative liabilities, net(a)	$(453)	$41	$—	$376	$—	$—	$37	$1	$7	$—
Fortitude Re funds withheld payable	(148)	158	—	(10)	—	—	—	—	(106)	—
Other liabilities	122	(2)	—	(21)	—	—	—	99	—	—
Total	$(479)	$197	$—	$345	$—	$—	$37	$100	$(99)	$—
(a)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Net Investment Income	Net Realized Gains (Losses)	Total
Three Months Ended September 30, 2025
Assets:
Bonds available for sale	$8	$(7)	$1
Other bond securities	1	—	1
Equity securities	2	—	2
Other invested assets	(5)	—	(5)
Three Months Ended September 30, 2024
Assets:
Bonds available for sale	$25	$(41)	$(16)
Other bond securities	6	—	6
Equity securities	1	—	1
Other invested assets	(3)	—	(3)

Nine Months Ended September 30, 2025
Assets:
Bonds available for sale	$21	$(6)	$15
Other bond securities	7	—	7
Equity securities	6	—	6
Other invested assets	(5)	—	(5)

20	AIG | Third Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Net Investment Income	Net Realized Gains (Losses)	Total
Nine Months Ended September 30, 2024
Assets:
Bonds available for sale	$65	$(49)	$16
Other bond securities	7	—	7
Equity securities	1	—	1
Other invested assets	(16)	—	(16)

(in millions)	Net Investment Income	Net Realized (Gains) Losses	Total
Three Months Ended September 30, 2025
Liabilities:
Fortitude Re funds withheld payable	$—	$54	$54
Other Liabilities	—	(9)	(9)
Three Months Ended September 30, 2024
Liabilities:
Derivative liabilities, net	$—	$1	$1
Fortitude Re funds withheld payable	—	157	157

Nine Months Ended September 30, 2025
Liabilities:
Fortitude Re funds withheld payable	$—	$109	$109
Other Liabilities	—	(28)	(28)
Nine Months Ended September 30, 2024
Liabilities:
Derivative liabilities, net	$—	$41	$41
Fortitude Re funds withheld payable	—	158	158
Other Liabilities	—	(2)	(2)
The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three and nine months ended September 30, 2025 and 2024 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Three Months Ended September 30, 2025
Assets:
Bonds available for sale:
Corporate debt	$—	$(2)	$(2)	$(4)
RMBS	46	—	(51)	(5)
CMBS	—	—	(4)	(4)
CLO/ABS	437	(14)	(146)	277
Total bonds available for sale	483	(16)	(203)	264
Other bond securities:
RMBS	3	—	—	3
CLO/ABS	11	—	(1)	10
Total other bond securities	14	—	(1)	13
Equity securities	21	(16)	—	5
Other invested assets	6	—	(1)	5
Total	$524	$(32)	$(205)	$287
Liabilities:
Fortitude Re funds withheld payable	$—	$—	$28	$28
Total	$—	$—	$28	$28
Three Months Ended September 30, 2024
Assets:
Bonds available for sale:
Corporate debt	$10	$(4)	$(2)	$4
RMBS	87	(45)	(65)	(23)

AIG | Third Quarter 2025 Form 10-Q	21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
CMBS	—	(12)	—	(12)
CLO/ABS	270	(563)	(21)	(314)
Total bonds available for sale	367	(624)	(88)	(345)
Other bond securities:
RMBS	—	—	(2)	(2)
CLO/ABS	—	—	(1)	(1)
Total other bond securities	—	—	(3)	(3)
Equity securities	2	—	—	2
Other invested assets	17	—	(12)	5
Other assets	—	—	(1)	(1)
Total	$386	$(624)	$(104)	$(342)
Liabilities:
Derivative liabilities, net	$—	$—	$2	$2
Fortitude Re funds withheld payable	—	—	(3)	(3)
Total	$—	$—	$(1)	$(1)

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Nine Months Ended September 30, 2025
Assets:
Bonds available for sale:
Non-U.S. governments	$—	$—	$(1)	$(1)
Corporate debt	5	(8)	(152)	(155)
RMBS	54	(3)	(152)	(101)
CMBS	—	(4)	(5)	(9)
CLO/ABS	969	(84)	(200)	685
Total bonds available for sale	1,028	(99)	(510)	419
Other bond securities:
RMBS	3	—	(2)	1
CLO/ABS	12	—	(6)	6
Total other bond securities	15	—	(8)	7
Equity securities	56	(33)	—	23
Other invested assets	7	—	(31)	(24)
Total	$1,106	$(132)	$(549)	$425
Liabilities:
Fortitude Re funds withheld payable	$—	$—	$(84)	$(84)
Total	$—	$—	$(84)	$(84)
Nine Months Ended September 30, 2024
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1	$—	$—	$1
Non-U.S. governments	4	—	(4)	—
Corporate Debt	21	(7)	(70)	(56)
RMBS	87	(46)	(214)	(173)
CMBS	—	(12)	(18)	(30)
CLO/ABS	336	(565)	(151)	(380)
Total bonds available for sale	449	(630)	(457)	(638)
Other bond securities:
RMBS	3	(1)	(4)	(2)
CLO/ABS	11	—	(7)	4
Total other bond securities	14	(1)	(11)	2
Equity securities	2	—	—	2
Other invested assets	18	—	(52)	(34)
Other assets	—	—	(114)	(114)
Total	$483	$(631)	$(634)	$(782)

22	AIG | Third Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Liabilities:
Derivative liabilities, net	$—	$—	$376	$376
Fortitude Re funds withheld payable	—	—	(10)	(10)
Other liabilities	—	—	(21)	(21)
Total	$—	$—	$345	$345
(a)There were no issuances during the three and nine months ended September 30, 2025 and 2024.
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2025 and 2024 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) (OCI) as shown in the table above excludes $0 million and $11 million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three and nine months ended September 30, 2025, respectively, and includes $0 million and $6 million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three and nine months ended September 30, 2025, respectively.
The Net realized and unrealized gains (losses) included in income (loss) or OCI as shown in the table above excludes $0 million and $(27) million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three and nine months ended September 30, 2024, respectively, and includes $0 million and $1 million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three and nine months ended September 30, 2024, respectively.
Transfers of Level 3 Assets
During the three months ended September 30, 2025, there were no significant transfers into Level 3 assets. There were no transfers into Level 3 assets during the three months ended September 30, 2024. During the nine months ended September 30, 2025 and 2024, transfers into Level 3 assets included investments in private placement corporate debt, commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS), collateralized loan obligations (CLO)/asset backed securities (ABS) and equity securities. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, RMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the three months ended September 30, 2025, transfers out of Level 3 assets included investments in private placement corporate debt and RMBS. There were no transfers out of Level 3 assets during the three months ended September 30, 2024. During the nine months ended September 30, 2025 and 2024, transfers out of Level 3 assets primarily included investments in private placement corporate debt, CMBS, RMBS, CLO/ABS and equity securities. Transfers of private placement corporate debt out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three and nine months ended September 30, 2025 and 2024.

AIG | Third Quarter 2025 Form 10-Q	23

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

(in millions)	Fair Value at September 30, 2025	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$3	Discounted cash flow	Yield	5.25% - 5.58% (5.41%)
Corporate debt	20	Discounted cash flow	Yield	8.60% - 16.76% (13.63%)
RMBS(a)	1,197	Discounted cash flow	Constant prepayment rate	4.05% - 7.51% (5.78%)
			Loss severity	39.50% - 79.31% (59.41%)
			Constant default rate	0.54% - 1.96% (1.25%)
			Yield	5.20% - 5.94% (5.57%)
CLO/ABS(a)	1,053	Discounted cash flow	Yield	2.39% - 9.54% (5.88%)
CMBS	5	Discounted cash flow	Yield	5.56% - 13.35% (8.78%)

(in millions)	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$3	Discounted cash flow	Yield	5.09% - 5.57% (5.33%)
Corporate debt	177	Discounted cash flow	Yield	6.83% - 11.61% (9.22%)
RMBS(a)	1,321	Discounted cash flow	Constant prepayment rate	4.10% - 9.26% (6.68%)
			Loss severity	40.81% - 76.72% (58.76%)
			Constant default rate	0.57% - 2.48% (1.52%)
			Yield	5.89% - 6.98% (6.44%)
CLO/ABS(a)	760	Discounted cash flow	Yield	4.24% - 8.42% (6.33%)
CMBS	25	Discounted cash flow	Yield	7.04% - 10.12% (8.70%)
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

24	AIG | Third Quarter 2025 Form 10-Q

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

		September 30, 2025		December 31, 2024
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,166	$326	$1,126	$375
Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	741	115	782	261
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	88	34	83	40
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	187	2	175	1
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	92	55	120	58
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi- strategy, and other strategies	1,037	615	819	57
Total private equity funds		3,311	1,147	3,105	792
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	11	—	11	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	171	—	168	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	9	—	8	—
Total hedge funds		191	—	187	—
Total		$3,502	$1,147	$3,292	$792
Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one-year or two-year increments.

AIG | Third Quarter 2025 Form 10-Q	25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended September 30,		Gain (Loss) Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Other bond securities(a)	$10	$20	$37	$27
Alternative investments(b)	98	76	185	184
Retained investment in Corebridge(c)	(348)	(35)	316	30
Total gain (loss)	$(240)	$61	$538	$241
(a)Includes certain securities supporting the funds withheld arrangements with Fortitude Re. For additional information regarding the gains and losses for Other bond securities, see Note 6. For additional information regarding the funds withheld arrangements with Fortitude Re, see Note 8.
(b)Includes certain hedge funds, private equity funds and real estate investments.
(c)Represents the impact of changes in Corebridge stock price on the value of AIG's ownership interest in Corebridge and gain/loss on sale of shares.
FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2025
Assets:
Mortgage and other loans receivable	$—	$336	$2,929	$3,265	$3,314
Other invested assets	—	494	7	501	501
Short-term investments	—	4,557	—	4,557	4,557
Cash	1,589	—	—	1,589	1,589
Other assets	2	—	—	2	2
Liabilities:
Fortitude Re funds withheld payable	—	—	3,197	3,197	3,197
Long-term debt	—	8,782	—	8,782	9,087
Debt of consolidated investment entities	—	—	156	156	156

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets:
Mortgage and other loans receivable	$—	$339	$3,413	$3,752	$3,868
Other invested assets	—	578	5	583	583
Short-term investments	—	4,673	—	4,673	4,673
Cash	1,302	—	—	1,302	1,302
Other assets	15	—	—	15	15
Liabilities:
Fortitude Re funds withheld payable	—	—	3,335	3,335	3,335
Long-term debt	—	7,981	240	8,221	8,764
Debt of consolidated investment entities	—	—	158	158	158

26	AIG | Third Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

6. Investments
SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost and fair value of our available for sale securities:

(in millions)	Amortized Cost	Allowance for Credit Losses(a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
Bonds available for sale:
U.S. government and government sponsored entities	$3,837	$—	$34	$(84)	$3,787
Obligations of states, municipalities and political subdivisions	2,878	—	69	(58)	2,889
Non-U.S. governments	6,906	(1)	82	(374)	6,613
Corporate debt	37,496	(38)	613	(1,120)	36,951
Mortgage-backed, asset-backed and collateralized:
RMBS	10,302	(4)	293	(288)	10,303
CMBS	4,165	—	63	(38)	4,190
CLO/ABS	6,424	—	49	(22)	6,451
Total mortgage-backed, asset-backed and collateralized	20,891	(4)	405	(348)	20,944
Total bonds available for sale(b)	$72,008	$(43)	$1,203	$(1,984)	$71,184
December 31, 2024
Bonds available for sale:
U.S. government and government sponsored entities	$3,346	$—	$20	$(99)	$3,267
Obligations of states, municipalities and political subdivisions	3,223	—	32	(112)	3,143
Non-U.S. governments	8,644	(1)	54	(590)	8,107
Corporate debt	33,031	(28)	581	(1,758)	31,826
Mortgage-backed, asset-backed and collateralized:
RMBS	8,820	(6)	209	(419)	8,604
CMBS	3,988	(3)	32	(91)	3,926
CLO/ABS	5,143	—	34	(44)	5,133
Total mortgage-backed, asset-backed and collateralized	17,951	(9)	275	(554)	17,663
Total bonds available for sale(b)	$66,195	$(38)	$962	$(3,113)	$64,006
(a)Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(b)At September 30, 2025 and December 31, 2024, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $5.8 billion or 8 percent and $3.6 billion or 6 percent, respectively.

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

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2025
Bonds available for sale:
U.S. government and government sponsored entities	$331	$10	$325	$74	$656	$84
Obligations of states, municipalities and political subdivisions	248	8	543	50	791	58
Non-U.S. governments	1,262	28	1,311	344	2,573	372
Corporate debt	5,027	116	8,729	1,002	13,756	1,118
RMBS	781	19	2,090	258	2,871	277
CMBS	537	5	528	33	1,065	38
CLO/ABS	982	6	252	16	1,234	22
Total bonds available for sale	$9,168	$192	$13,778	$1,777	$22,946	$1,969

AIG | Third Quarter 2025 Form 10-Q	27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2024
Bonds available for sale:
U.S. government and government sponsored entities	$1,718	$21	$358	$78	$2,076	$99
Obligations of states, municipalities and political subdivisions	1,502	33	586	79	2,088	112
Non-U.S. governments	1,964	55	3,446	534	5,410	589
Corporate debt	10,347	234	10,907	1,515	21,254	1,749
RMBS	3,711	58	2,147	343	5,858	401
CMBS	1,052	18	992	71	2,044	89
CLO/ABS	1,368	9	315	35	1,683	44
Total bonds available for sale	$21,662	$428	$18,751	$2,655	$40,413	$3,083
At September 30, 2025, we held 7,530 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 4,415 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2024, we held 12,274 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 5,984 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at September 30, 2025 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available for Sale
The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

September 30, 2025	Total Fixed Maturity Securities Available for Sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
Due in one year or less	$4,952	$4,936
Due after one year through five years	23,651	23,727
Due after five years through ten years	16,357	16,260
Due after ten years	6,118	5,317
Mortgage-backed, asset-backed and collateralized	20,887	20,944
Total	$71,965	$71,184
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$15	$117	$11	$95	$45	$560	$54	$408
For the three and nine months ended September 30, 2025, the aggregate fair value of available for sale securities sold was $2.5 billion and $9.9 billion, respectively, which resulted in net realized gains (losses) of $(102) million and $(515) million, respectively. Included within the net realized gains (losses) are $(6) million and $(62) million of net realized gains (losses) for the three and nine months ended September 30, 2025, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.

28	AIG | Third Quarter 2025 Form 10-Q

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
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

(in millions)	September 30, 2025		December 31, 2024
	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
Obligations of states, municipalities and political subdivisions	$51	3%	$50	3%
Non-U.S. governments	22	1	24	2
Corporate debt	258	16	282	19
Mortgage-backed, asset-backed and collateralized:
RMBS	99	6	100	7
CMBS	42	3	43	3
CLO/ABS and other collateralized securities	271	17	246	17
Total mortgage-backed, asset-backed and collateralized	412	26	389	27
Total fixed maturity securities	743	46	745	51
Equity securities	829	54	704	49
Total	$1,572	100%	$1,449	100%
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	September 30, 2025	December 31, 2024
Alternative investments(a)	$3,889	$4,032
Retained investment in Corebridge using fair value option	2,651	3,810
All other investments(b)	1,821	1,986
Total	$8,361	$9,828
(a)At September 30, 2025, includes hedge funds of $191 million and private equity funds of $3.4 billion. At December 31, 2024, included hedge funds of $187 million and private equity funds of $3.6 billion. Private equity funds investments include limited partnerships, direct equities and real estate partnerships. Also includes investments in real estate, net of accumulated depreciation. At September 30, 2025 and December 31, 2024, the accumulated depreciation was $135 million and $161 million, respectively.
(b)All other investments include bank deposits with a maturity greater than one year and investments in joint ventures with strategic partners, including $300 million in DaVinciRe Holdings Ltd, Class D, which is recorded as a measurement alternative equity security at both September 30, 2025 and December 31, 2024.

AIG | Third Quarter 2025 Form 10-Q	29

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

NET INVESTMENT INCOME
The following table presents the components of Net investment income:

Three Months Ended September 30,	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$873	$13	$886	$746	$25	$771
Other fixed maturity securities	—	11	11	4	16	20
Equity securities	62	—	62	60	—	60
Interest on mortgage and other loans	40	6	46	52	9	61
Alternative investments(a)	137	—	137	42	—	42
Other investments(b)	(331)	(1)	(332)	63	1	64
Total investment income	781	29	810	967	51	1,018
Investment expenses	38	—	38	45	—	45
Net investment income	$743	$29	$772	$922	$51	$973

Nine Months Ended September 30,	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$2,539	$51	$2,590	$2,234	$67	$2,301
Other fixed maturity securities	—	38	38	—	27	27
Equity securities	85	—	85	144	—	144
Interest on mortgage and other loans	130	20	150	185	26	211
Alternative investments(a)	228	—	228	129	(1)	128
Other investments(b)	368	(1)	367	262	4	266
Total investment income	3,350	108	3,458	2,954	123	3,077
Investment expenses	115	—	115	135	—	135
Net investment income	$3,235	$108	$3,343	$2,819	$123	$2,942
(a)Includes income from hedge funds, private equity funds and real estate investments. Hedge funds are generally reported on a one-month lag. Private equity funds are generally reported on a one-quarter lag.
(b)Includes dividends received from Corebridge, changes in the fair value of AIG's investment in Corebridge and gain/loss on sale of shares of $20 million and $(348) million, respectively, for the three months ended September 30, 2025, $78 million and $316 million, respectively, for the nine months ended September 30, 2025, $65 million and $(35) million, respectively, for the three months ended September 30, 2024, and $133 million and $30 million, respectively, for the nine months ended September 30, 2024.
NET REALIZED GAINS AND LOSSES
The following table presents the components of Net realized gains (losses):

Three Months Ended September 30,	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(96)	$(6)	$(102)	$(66)	$(18)	$(84)
Change in allowance for credit losses on fixed maturity securities	2	—	2	1	(1)	—
Change in allowance for credit losses on loans	(52)	1	(51)	(3)	(1)	(4)
Foreign exchange transactions	(10)	(1)	(11)	65	1	66
All other derivatives and hedge accounting	(11)	2	(9)	7	(2)	5
Sales of alternative investments	(2)	—	(2)	(18)	—	(18)
Other*	(262)	(1)	(263)	22	3	25
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(431)	(5)	(436)	8	(18)	(10)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(54)	(54)	—	(157)	(157)
Net realized gains (losses)	$(431)	$(59)	$(490)	$8	$(175)	$(167)

30	AIG | Third Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Nine Months Ended September 30,	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(453)	$(62)	$(515)	$(320)	$(34)	$(354)
Change in allowance for credit losses on fixed maturity securities	(5)	—	(5)	(18)	(1)	(19)
Change in allowance for credit losses on loans	(2)	10	8	(23)	—	(23)
Foreign exchange transactions	183	18	201	176	(2)	174
All other derivatives and hedge accounting	(137)	(20)	(157)	(62)	—	(62)
Sales of alternative investments	1	—	1	(4)	(1)	(5)
Other*	(270)	(5)	(275)	13	—	13
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(683)	(59)	(742)	(238)	(38)	(276)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(109)	(109)	—	(158)	(158)
Net realized losses	$(683)	$(168)	$(851)	$(238)	$(196)	$(434)
*In the three and nine months ended September 30, 2025, Other increased primarily as a result of impairments on investments in real estate funds.
CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities*	$543	$1,616	$1,370	$1,499
Other investments	—	(19)	—	(58)
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$543	$1,597	$1,370	$1,441
*Excludes net unrealized gains and losses attributable to businesses held for sale or reclassified to discontinued operations at September 30, 2024.
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other investments still held at the reporting date:

Three Months Ended September 30,	2025			2024
(in millions)	Equities	Other Invested Assets*	Total	Equities	Other Invested Assets*	Total
Net gains (losses) recognized during the period on equity securities and other investments	$62	$(244)	$(182)	$60	$42	$102
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	2	(65)	(63)	8	—	8
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$60	$(179)	$(119)	$52	$42	$94

Nine Months Ended September 30,	2025			2024
(in millions)	Equities	Other Invested Assets*	Total	Equities	Other Invested Assets*	Total
Net gains recognized during the period on equity securities and other investments	$85	$501	$586	$144	$234	$378
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	3	(32)	(29)	51	24	75
Unrealized gains recognized during the reporting period on equity securities and other investments still held at the reporting date	$82	$533	$615	$93	$210	$303
*Includes unrealized gains (losses) on AIG’s ownership interest in Corebridge of $(348) million and $316 million in the three and nine months ended September 30, 2025, respectively, and $(35) million and $30 million in the three and nine months ended September 30, 2024, respectively.
EVALUATING INVESTMENTS FOR AN ALLOWANCE FOR CREDIT LOSSES AND IMPAIRMENTS
For a discussion of our policy for evaluating investments for an allowance for credit losses, see Note 6 to the Consolidated Financial Statements in the 2024 Annual Report.

AIG | Third Quarter 2025 Form 10-Q	31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Three Months Ended September 30,	2025			2024
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Balance, beginning of period	$10	$35	$45	$6	$27	$33
Additions:
Securities for which allowance for credit losses was not previously recorded	1	1	2	2	—	2
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	(1)	4	3	4	(6)	(2)
Write-offs charged against the allowance	(5)	—	(5)	—	—	—
Other	(1)	(1)	(2)	—	7	7
Balance, end of period	$4	$39	$43	$12	$28	$40

Nine Months Ended September 30,	2025			2024
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Balance, beginning of year	$10	$28	$38	$13	$21	$34
Additions:
Securities for which allowance for credit losses was not previously recorded	1	21	22	3	9	12
Reductions:
Securities sold during the period	—	(6)	(6)	—	—	—
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	(1)	6	5	(4)	11	7
Write-offs charged against the allowance	(5)	(9)	(14)	—	(22)	(22)
Other	(1)	(1)	(2)	—	9	9
Balance, end of period	$4	$39	$43	$12	$28	$40
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
We did not purchase securities with more than insignificant credit deterioration since their origination during the nine months ended September 30, 2025 and 2024.
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

32	AIG | Third Quarter 2025 Form 10-Q

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
The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	September 30, 2025	December 31, 2024
Securities collateral pledged to us	$2,883	$2,853
At September 30, 2025 and December 31, 2024, the carrying value of reverse repurchase agreements totaled $2.9 billion and $2.8 billion, respectively.
All secured financing transactions are collateralized and margined on a daily basis consistent with market standards and subject to enforceable master netting arrangements with rights of set off. We do not currently offset any such transactions.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements and certain reinsurance contracts was $7.8 billion and $7.8 billion at September 30, 2025 and December 31, 2024, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $13 million and $13 million of stock in FHLBs at September 30, 2025 and December 31, 2024, respectively. In addition, our subsidiaries have pledged securities available for sale with a fair value of $1.7 billion at September 30, 2025 and $1.6 billion at December 31, 2024.
Investments held in escrow accounts or otherwise subject to restriction as to their use were $74 million and $73 million, comprised of bonds available for sale and short-term investments at September 30, 2025 and December 31, 2024, respectively.
Reinsurance transactions between AIG and Fortitude Re were structured as modified coinsurance (modco) and loss portfolio transfer arrangements with funds withheld.

7. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	September 30, 2025	December 31, 2024
Commercial mortgages(a)	$2,869	$3,305
Life insurance policy loans	5	6
Commercial loans, other loans and notes receivable(b)	544	721
Total mortgage and other loans receivable(c)	3,418	4,032
Allowance for credit losses(c)(d)	(104)	(164)
Mortgage and other loans receivable, net(c)	$3,314	$3,868
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 13 percent and 13 percent, respectively, at September 30, 2025 and 12 percent and 14 percent, respectively, at December 31, 2024).
(b)There were no loans that were held-for-sale carried at lower of cost or market as of September 30, 2025 and December 31, 2024.
(c)Excludes $37.6 billion at both September 30, 2025 and December 31, 2024 of loans receivable from AIG Financial Products Corp. (AIGFP), which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 1 to the Consolidated Financial Statements in the 2024 Annual Report.
(d)Does not include allowance for credit losses of $0 million and $8 million at September 30, 2025 and December 31, 2024, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

AIG | Third Quarter 2025 Form 10-Q	33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of September 30, 2025 and December 31, 2024, $151 million and $252 million, respectively, of commercial mortgage loans were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, accrued interest receivable associated with commercial mortgage loans was $14 million and $15 million, respectively.
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
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

September 30, 2025	2025	2024	2023	2022	2021	Prior	Total
(in millions)
>1.2X	$14	$48	$192	$189	$546	$1,470	$2,459
1.00 - 1.20X	—	—	27	26	44	147	244
<1.00X	—	—	5	—	25	136	166
Total commercial mortgages	$14	$48	$224	$215	$615	$1,753	$2,869

December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
(in millions)
>1.2X	$120	$484	$185	$563	$79	$1,482	$2,913
1.00 - 1.20X	26	10	15	17	—	49	117
<1.00X	—	—	—	32	—	243	275
Total commercial mortgages	$146	$494	$200	$612	$79	$1,774	$3,305
The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

September 30, 2025	2025	2024	2023	2022	2021	Prior	Total
(in millions)
Less than 65%	$14	$48	$187	$174	$488	$1,163	$2,074
65% to 75%	—	—	32	—	64	345	441
76% to 80%	—	—	—	—	—	38	38
Greater than 80%	—	—	5	41	63	207	316
Total commercial mortgages	$14	$48	$224	$215	$615	$1,753	$2,869

December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
(in millions)
Less than 65%	$107	$433	$177	$485	$71	$1,012	$2,285
65% to 75%	—	40	—	54	—	317	411
76% to 80%	—	—	—	31	—	51	82
Greater than 80%	39	21	23	42	8	394	527
Total commercial mortgages	$146	$494	$200	$612	$79	$1,774	$3,305
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.8x at both September 30, 2025 and December 31, 2024. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 68 percent and 65 percent at September 30, 2025 and December 31, 2024, respectively. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.

34	AIG | Third Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

The following table presents supplementary credit quality information related to commercial mortgages:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
September 30, 2025
Past Due Status:
In good standing	158	$908	$1,004	$330	$208	$203	$126	$2,779	97%
90 days or less delinquent	—	—	—	—	—	—	—	—	—
>90 days delinquent or in process of foreclosure	4	—	29	61	—	—	—	90	3
Total*	162	$908	$1,033	$391	$208	$203	$126	$2,869	100%
Allowance for credit losses		$1	$59	$33	$1	$10	$—	$104	4%

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2024
Past Due Status:
In good standing	186	$1,087	$971	$370	$301	$258	$119	$3,106	94%
90 days or less delinquent	1	—	25	—	—	—	—	25	1
>90 days delinquent or in process of foreclosure	3	—	112	62	—	—	—	174	5
Total*	190	$1,087	$1,108	$432	$301	$258	$119	$3,305	100%
Allowance for credit losses		$5	$99	$34	$11	$13	$1	$163	5%
*Does not reflect allowance for credit losses.
METHODOLOGY USED TO ESTIMATE THE ALLOWANCE FOR CREDIT LOSSES
For a discussion of our accounting policy for evaluating Mortgage and other loans receivable for impairment, see Note 7 to the Consolidated Financial Statements in the 2024 Annual Report.
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a)(b):

Three Months Ended September 30,	2025			2024
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of period	$106	$—	$106	$162	$1	$163
Loans charged off	(8)	—	(8)	—	—	—
Net charge-offs	(8)	—	(8)	—	—	—
Addition to (release of) allowance for loan losses	6	—	6	3	1	4
Allowance, end of period	$104	$—	$104	$165	$2	$167

Nine Months Ended September 30,	2025			2024
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of year	$163	$1	$164	$138	$2	$140
Loans charged off	(60)	—	(60)	—	—	—
Net charge-offs	(60)	—	(60)	—	—	—
Addition to (release of) allowance for loan losses	1	(1)	—	27	—	27
Allowance, end of period	$104	$—	$104	$165	$2	$167
(a)Does not include allowance for credit losses of $0 million and $5 million at September 30, 2025 and 2024, respectively, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
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

AIG | Third Quarter 2025 Form 10-Q	35

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
There were no loans that had defaulted during the nine months ended September 30, 2025 and 2024, that had been previously modified with borrowers experiencing financial difficulties.
AIG closely monitors the performance of the loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans with borrowers experiencing financial difficulty that were modified in the 12 months prior to September 30, 2025 are current and performing in conjunction with their modified terms.

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
As of September 30, 2025, $3.2 billion of reserves related to business written by multiple wholly-owned AIG subsidiaries had been ceded to Fortitude Re under these reinsurance transactions.

36	AIG | Third Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 8. Reinsurance

There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	September 30, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$1,787	$1,787	$1,918	$1,918	Fair value through other comprehensive income (loss)
Fixed maturity securities - fair value option	736	736	721	721	Fair value through net investment income
Commercial mortgage loans	430	419	450	437	Amortized cost
Short-term investments	19	19	15	15	Fair value through net investment income
Funds withheld investment assets	2,972	2,961	3,104	3,091
Derivative assets, net(b)	—	—	1	1	Fair value through net realized gains (losses)
Other(c)	133	133	115	115	Amortized cost
Total	$3,105	$3,094	$3,220	$3,207
(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $58 million ($46 million after-tax) and $(35) million ($(28) million after-tax), respectively for the nine months ended September 30, 2025 and for the year ended December 31, 2024.
(b)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $1 million and $31 million, respectively, as of September 30, 2025. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $9 million and $2 million, respectively, as of December 31, 2024. These derivative assets and liabilities are fully collateralized either by cash or securities.
(c)Primarily comprised of Cash and Accrued investment income.
The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net investment income - Fortitude Re funds withheld assets	$29	$51	$108	$123
Net realized losses on Fortitude Re funds withheld assets:
Net realized losses - Fortitude Re funds withheld assets	(5)	(18)	(59)	(38)
Net realized losses - Fortitude Re funds withheld embedded derivative	(54)	(157)	(109)	(158)
Net realized losses on Fortitude Re funds withheld assets	(59)	(175)	(168)	(196)
Loss from continuing operations before income tax benefit	(30)	(124)	(60)	(73)
Income tax benefit(a)	(7)	(26)	(13)	(15)
Net loss	(23)	(98)	(47)	(58)
Change in unrealized appreciation on available for sale securities(a)	23	67	46	25
Comprehensive loss	$—	$(31)	$(1)	$(33)
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
•whether collateral and collateral arrangements exist.

AIG | Third Quarter 2025 Form 10-Q	37

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
The total reinsurance recoverables as of September 30, 2025 were $41.6 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 81 percent of the reinsurance recoverables were investment grade; (ii) approximately 15 percent of the reinsurance recoverables were non-investment grade and (iii) approximately 4 percent of the reinsurance recoverables related to entities that were not rated by AIG.
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
As of September 30, 2025 and December 31, 2024, approximately 86 percent and 81 percent, respectively, of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Balance, beginning of period	$276	$260	$269	$255
Addition to (release of) allowance for expected credit losses and disputes, net	—	9	(1)	9
Write-offs charged against the allowance for credit losses and disputes	—	—	(1)	(1)
Other changes	(1)	3	8	9
Balance, end of period	$275	$272	$275	$272
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
The following table presents a rollforward of DAC:

Nine Months Ended September 30,
(in millions)	2025	2024
Balance, beginning of year	$2,065	$2,117
Capitalization	2,536	2,665
Amortization expense	(2,522)	(2,543)
Other, including foreign exchange	56	(48)
Balance, end of period	$2,135	$2,191

38	AIG | Third Quarter 2025 Form 10-Q

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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(c)	Off-Balance Sheet		Total
September 30, 2025
Real estate and investment entities(a)	$388,959	$3,348	$1,723	(d)	$5,071
Other(b)	4,663	185	243	(e)	428
Total	$393,622	$3,533	$1,966		$5,499
December 31, 2024
Real estate and investment entities(a)	$367,661	$2,723	$839	(d)	$3,562
Other(b)	4,639	255	754	(e)	1,009
Total	$372,300	$2,978	$1,593		$4,571
(a)Comprised primarily of hedge funds and private equity funds.
(b)At September 30, 2025 and December 31, 2024, excludes approximately $1,323 million and $1,925 million, respectively, of VIE assets related to AIGFP and its consolidated subsidiaries, with maximum off-balance sheet exposure to loss of $1,284 million and $1,894 million, respectively. For additional information, see Note 1 to the Consolidated Financial Statements in the 2024 Annual Report.
(c)At September 30, 2025 and December 31, 2024, $3.5 billion and $2.9 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.
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

AIG | Third Quarter 2025 Form 10-Q	39

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2025				December 31, 2024
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Foreign exchange contracts	$304	$23	$1,458	$48	$879	$66	$906	$109
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	939	252	1,016	283	841	277	913	304
Foreign exchange contracts	1,345	81	2,968	81	3,095	230	1,707	158
Equity contracts	8	6	8	6	29	20	29	20
Credit contracts(b)	42	26	47	26	52	31	147	31
Total derivatives, gross	$2,638	$388	$5,497	$444	$4,896	$624	$3,702	$622
Counterparty netting(c)		(179)		(179)		(270)		(270)
Cash collateral(d)		(207)		(216)		(304)		(201)
Total derivatives on Condensed Consolidated Balance Sheets(e)		$2		$49		$50		$151
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)As of September 30, 2025 and December 31, 2024, included CDSs on super senior multi-sector CLO with a net notional amount of $38 million and $48 million (fair value liability of $25 million and $30 million, respectively). The net notional amount represents the maximum exposure to loss on the portfolio.
(c)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(d)Represents cash collateral posted and received that is eligible for netting.
(e)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was $3.1 billion at September 30, 2025 and $3.2 billion at December 31, 2024. Fair value of liabilities related to bifurcated embedded derivatives was zero at both September 30, 2025 and December 31, 2024. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to the funds withheld arrangement with Fortitude Re. For additional information, see Note 8.
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
Collateral posted by us to third parties for derivative transactions was $341 million and $601 million at September 30, 2025 and December 31, 2024, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $260 million and $595 million at September 30, 2025 and December 31, 2024, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

40	AIG | Third Quarter 2025 Form 10-Q

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
We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three and nine months ended September 30, 2025, we recognized gains (losses) of $15 million and $(157) million, respectively, and for the three and nine months ended September 30, 2024, we recognized gains (losses) of $(41) million and $(7) million, respectively, included in Change in foreign currency translation adjustments in OCI related to the net investment hedge relationships.
A qualitative methodology is utilized to assess hedge effectiveness.
The following table presents the gain (loss) recognized in income on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Income for:
(in millions)	Hedging Derivatives(a)	Excluded Components(b)	Hedged Items	Net Impact
Three Months Ended September 30, 2025
Foreign exchange contracts:
Net realized gains/(losses)	$(25)	$(4)	$25	$(4)
Three Months Ended September 30, 2024
Foreign exchange contracts:
Net realized gains/(losses)	$53	$6	$(53)	$6
Nine Months Ended September 30, 2025
Foreign exchange contracts:
Net realized gains/(losses)	$(52)	$(23)	$52	$(23)
Nine Months Ended September 30, 2024
Foreign exchange contracts:
Net realized gains/(losses)	$(62)	$(21)	$62	$(21)
(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in income on a mark-to-market basis.

AIG | Third Quarter 2025 Form 10-Q	41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Derivatives and Hedge Accounting

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
By Derivative Type:
Interest rate contracts	$—	$(1)	$(5)	$(3)
Foreign exchange contracts	(8)	3	(152)	(62)
Credit contracts	—	3	—	3
Embedded derivatives	(54)	(157)	(109)	(158)
Total	$(62)	$(152)	$(266)	$(220)
By Classification:
Net investment income - Fortitude Re funds withheld assets	$—	$—	$(1)	$—
Net realized gains (losses) - excluding Fortitude Re funds withheld assets	(10)	7	(136)	(62)
Net realized losses on Fortitude Re funds withheld assets*	(52)	(159)	(129)	(158)
Total	$(62)	$(152)	$(266)	$(220)
*Includes over-the-counter derivatives supporting the funds withheld arrangements with Fortitude Re and the embedded derivative contained within the funds withheld payable with Fortitude Re.
CREDIT RISK-RELATED CONTINGENT FEATURES
We estimate that at September 30, 2025, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $4 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $25 million and $30 million at September 30, 2025 and December 31, 2024, respectively. The aggregate fair value of assets posted as collateral under these contracts at September 30, 2025 and December 31, 2024, was approximately $25 million and $30 million, respectively.

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
Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $13.4 billion and $12.1 billion at September 30, 2025 and December 31, 2024, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At September 30, 2025 and December 31, 2024 we held collateral of approximately $9.1 billion and $8.6 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both September 30, 2025 and December 31, 2024.

42	AIG | Third Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

The following table presents the rollforward of activity in loss reserves:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Liability for unpaid loss and loss adjustment expenses, beginning of period	$69,754	$69,783	$69,168	$70,393
Reinsurance recoverable	(27,866)	(29,849)	(29,026)	(30,289)
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	41,888	39,934	40,142	40,104
Losses and loss adjustment expenses incurred:
Current year	3,572	3,749	10,904	10,660
Prior years, excluding discount and amortization of deferred gain	(161)	187	(169)	79
Prior years, discount charge (benefit)	34	49	119	217
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(54)	(212)	(176)	(277)
Total losses and loss adjustment expenses incurred	3,391	3,773	10,678	10,679
Losses and loss adjustment expenses paid:
Current year	(1,262)	(1,169)	(2,714)	(2,310)
Prior years	(2,371)	(2,285)	(7,901)	(7,739)
Total losses and loss adjustment expenses paid	(3,633)	(3,454)	(10,615)	(10,049)
Other changes:
Foreign exchange effect	(102)	891	1,277	237
Losses and loss adjustment expenses recognized within gain on divestitures	13	—	60	—
Retroactive reinsurance adjustment (net of discount)(b)	77	(107)	92	71
Dispositions	—	(5)	—	(5)
Reclassified to held for sale, net of reinsurance recoverables	—	5	—	—
Total other changes	(12)	784	1,429	303
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	41,634	41,037	41,634	41,037
Reinsurance recoverable	28,248	30,029	28,248	30,029
Total	$69,882	$71,066	$69,882	$71,066
(a)Includes $14 million and $3 million for the retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), covering U.S. asbestos exposures for the three months ended September 30, 2025 and 2024, respectively, and $26 million and $47 million for the nine months ended September 30, 2025 and 2024, respectively.
(b)Includes benefit (charge) from change in discount on retroactive reinsurance of $7 million and $22 million for the three months ended September 30, 2025 and 2024 respectively, and $27 million and $100 million for the nine months ended September 30, 2025 and 2024, respectively.
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
Prior Year Development
During the three months ended September 30, 2025, we recognized favorable prior year loss reserve development of $161 million excluding discount and amortization of deferred gain. The development in this period was primarily driven by favorable development in Other Product Lines (North America and International) and U.S. Property and Special Risks, partially offset by adverse development in UK/Europe Casualty and Financial Lines. During the nine months ended September 30, 2025, we recognized favorable prior year loss reserve development of $169 million excluding discount and amortization of deferred gain. The development in this period was largely driven by favorable development in Other Product Lines (North America and International), U.S. Workers’ Compensation, U.S. Other Casualty and U.S. Property and Special Risks, partially offset by adverse development on U.S. Excess Casualty and UK/Europe Casualty and Financial Lines.
During the three months ended September 30, 2024, we recognized unfavorable prior year loss reserve development of $187 million excluding discount and amortization of deferred gain. The development in this period was largely driven by adverse development in U.S. Excess Casualty and UK/Europe Casualty and Financial Lines, offset by favorable development in Global Specialty and U.S. Property and Special Risks. During the nine months ended September 30, 2024, we recognized unfavorable prior year loss reserve development of $79 million excluding discount and amortization of deferred gain. The development in this period was largely driven by adverse development in U.S. Excess Casualty and UK/Europe Casualty and Financial Lines, offset by favorable development in Global Specialty, U.S. Property and Special Risks and on our loss sensitive U.S. Workers' Compensation business.

AIG | Third Quarter 2025 Form 10-Q	43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Insurance Liabilities

Discounting of Loss Reserves
At September 30, 2025 and December 31, 2024, the loss reserves reflect a net loss reserve discount of $1.2 billion and $1.2 billion, respectively, including tabular and non-tabular calculations based upon the following assumptions:
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
At September 30, 2025 and December 31, 2024, the discount consists of $134 million and $107 million of tabular discount, respectively, and $1.0 billion and $1.1 billion of non-tabular discount for workers’ compensation, respectively. During the nine months ended September 30, 2025 and 2024, the benefit / (charge) from changes in discount of $(27) million and $(131) million, respectively, were recorded as part of Losses and loss adjustment expenses incurred in the Condensed Consolidated Statements of Income (Loss).
The following table presents the components of the loss reserve discount discussed above:

(in millions)	September 30, 2025	December 31, 2024
U.S. workers' compensation	$2,084	$2,111
Retroactive reinsurance	(909)	(936)
Total reserve discount(a)(b)	$1,175	$1,175
(a)Excludes $166 million and $184 million of discount related to certain long-tail liabilities in the UK at September 30, 2025 and December 31, 2024, respectively.
(b)Includes gross discount of $725 million and $627 million, which was 100 percent ceded to Fortitude Re at September 30, 2025 and December 31, 2024, respectively.
The following table presents the net loss reserve discount benefit (charge):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Current accident year	$36	$20	$92	$86
Accretion and other adjustments to prior year discount	(34)	(49)	(119)	(217)
Net reserve discount benefit (charge)	2	(29)	(27)	(131)
Change in discount on loss reserves ceded under retroactive reinsurance	7	22	27	100
Net change in total reserve discount*	$9	$(7)	$—	$(31)
*Excludes $(35) million and $1 million discount related to certain long-tail liabilities in the UK for the three months ended September 30, 2025 and 2024, respectively, and excludes $(18) million and $1 million discount related to certain long-tail liabilities in the UK for the nine months ended September 30, 2025 and 2024, respectively.
Amortization of Deferred Gain on Retroactive Reinsurance
Amortization of the deferred gain on retroactive reinsurance includes $40 million and $209 million related to the adverse development reinsurance cover with NICO for the three months ended September 30, 2025 and 2024, respectively, and $150 million and $230 million for the nine months ended September 30, 2025 and 2024, respectively.
Amounts recognized reflect the amortization of the initial deferred gain at inception, as amended for subsequent changes in the deferred gain due to changes in subject reserves.
FUTURE POLICY BENEFITS
Future policy benefits primarily include reserves for certain long-duration contracts that are 100 percent ceded of $781 million and $691 million at September 30, 2025 and December 31, 2024, respectively, certain other long-duration contracts of $634 million and $621 million at September 30, 2025 and December 31, 2024, respectively, and Global Accident & Health contracts.

44	AIG | Third Quarter 2025 Form 10-Q

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
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $2.0 billion and $1.8 billion at September 30, 2025 and December 31, 2024, respectively.
GUARANTEES
Subsidiaries
We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and certain of its subsidiaries. We have also issued guarantees of all present and future payment obligations and liabilities of AIG Markets, Inc.
Due to the deconsolidation of AIGFP and its subsidiaries, as of September 30, 2025, a $72 million guarantee related to the obligations of AIGFP and certain of its subsidiaries was recognized, and is reported in Other liabilities.
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

AIG | Third Quarter 2025 Form 10-Q	45

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

14. Equity
SHARES OUTSTANDING
Common Stock
The following table presents a rollforward of outstanding shares:

Nine Months Ended September 30, 2025	Common Stock Issued	Treasury Stock	Common Stock Outstanding
(in millions)
Shares, beginning of year	1,906.7	(1,300.6)	606.1
Shares issued	—	4.2	4.2
Shares repurchased	—	(65.8)	(65.8)
Shares, end of period	1,906.7	(1,362.2)	544.5
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
Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from October 1, 2025 to October 30, 2025, we repurchased approximately 5 million shares of AIG Common Stock for an aggregate purchase price of approximately $406 million.

46	AIG | Third Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Equity

DIVIDENDS DECLARED
On November 4, 2025, our Board of Directors declared a cash dividend on AIG Common Stock of $0.45 per share, payable on December 30, 2025 to shareholders of record on December 16, 2025.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, June 30, 2025, net of tax	$(6)	$(1,951)	$—	$75	$(2,899)	$(767)	$(5,548)
Change in unrealized appreciation (depreciation) of investments	—	543	—	—	—	—	543
Change in other	—	20	—	—	—	—	20
Change in discount rates	—	—	—	7	—	—	7
Change in foreign currency translation adjustments	—	—	—	—	(52)	—	(52)
Change in net actuarial loss	—	—	—	—	—	8	8
Change in prior service cost	—	—	—	—	—	1	1
Change in deferred tax asset (liability)	—	(16)	—	(2)	(4)	(3)	(25)
Total other comprehensive income (loss)	—	547	—	5	(56)	6	502
Balance, September 30, 2025, net of tax	$(6)	$(1,404)	$—	$80	$(2,955)	$(761)	$(5,046)

Balance, June 30, 2024, net of tax	$(38)	$(3,422)	$—	$22	$(3,322)	$(805)	$(7,565)
Change in unrealized appreciation (depreciation) of investments*	45	1,581	—	—	—	—	1,626
Change in other	—	17	—	—	—	—	17
Change in discount rates	—	—	—	(12)	—	—	(12)
Change in foreign currency translation adjustments	—	—	—	—	427	—	427
Change in net actuarial loss	—	—	—	—	—	2	2
Change in prior service cost	—	—	—	—	—	(1)	(1)
Change in deferred tax asset (liability)	(8)	(249)	—	58	(13)	—	(212)
Total other comprehensive income	37	1,349	—	46	414	1	1,847
Less: Noncontrolling interests	—	—	—	—	4	—	4
Balance, September 30, 2024, net of tax	$(1)	$(2,073)	$—	$68	$(2,912)	$(804)	$(5,722)

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, December 31, 2024, net of tax	$(4)	$(2,868)	$—	$68	$(3,521)	$(774)	$(7,099)
Change in unrealized appreciation (depreciation) of investments	(3)	1,373	—	—	—	—	1,370
Change in other	—	17	—	—	—	—	17
Change in discount rates	—	—	—	16	—	—	16
Change in foreign currency translation adjustments	—	—	—	—	537	—	537
Change in net actuarial loss	—	—	—	—	—	18	18
Change in prior service cost	—	—	—	—	—	1	1
Change in deferred tax asset (liability)	1	74	—	(4)	30	(6)	95
Total other comprehensive income (loss)	(2)	1,464	—	12	567	13	2,054
Less: Noncontrolling interests	—	—	—	—	1	—	1
Balance, September 30, 2025, net of tax	$(6)	$(1,404)	$—	$80	$(2,955)	$(761)	$(5,046)

AIG | Third Quarter 2025 Form 10-Q	47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Equity

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, December 31, 2023, net of tax	$(106)	$(10,888)	$(476)	$1,233	$(2,979)	$(821)	$(14,037)
Change in unrealized appreciation (depreciation) of investments*	98	(729)	—	—	—	—	(631)
Change in other	—	13	—	—	—	—	13
Change in fair value of market risk benefits, net	—	—	130	—	—	—	130
Change in discount rates	—	—	—	947	—	—	947
Change in future policy benefits	—	(59)	—	—	—	—	(59)
Change in foreign currency translation adjustments	—	—	—	—	173	—	173
Change in net actuarial loss	—	—	—	—	—	19	19
Change in prior service cost	—	—	—	—	—	2	2
Change in deferred tax asset (liability)	(20)	(92)	(28)	(166)	(14)	(4)	(324)
Corebridge deconsolidation, net of tax	42	8,513	330	(1,583)	(88)	—	7,214
Total other comprehensive income	120	7,646	432	(802)	71	17	7,484
Add: Corebridge noncontrolling interests	2	610	33	(105)	(3)	—	537
Less: Noncontrolling interests	17	(559)	(11)	258	1	—	(294)
Balance, September 30, 2024, net of tax	$(1)	$(2,073)	$—	$68	$(2,912)	$(804)	$(5,722)
*Includes net unrealized gains and losses attributable to businesses held for sale or reclassified to discontinued operations at September 30, 2024.
The following table presents the other comprehensive income (loss) reclassification adjustments for the three and nine months ended September 30, 2025 and 2024, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Three Months Ended September 30, 2025
Unrealized change arising during period	$—	$461	$—	$7	$(52)	$—	$416
Less: Reclassification adjustments included in net income	—	(102)	—	—	—	(9)	(111)
Total other comprehensive income (loss), before income tax expense (benefit)	—	563	—	7	(52)	9	527
Less: Income tax expense (benefit)	—	16	—	2	4	3	25
Total other comprehensive income (loss), net of income tax expense (benefit)	$—	$547	$—	$5	$(56)	$6	$502

Three Months Ended September 30, 2024
Unrealized change arising during period	$45	$1,514	$—	$(12)	$427	$(7)	$1,967
Less: Reclassification adjustments included in net income	—	(84)	—	—	—	(8)	(92)
Total other comprehensive income (loss), before income tax expense (benefit)	45	1,598	—	(12)	427	1	2,059
Less: Income tax expense (benefit)	8	249	—	(58)	13	—	212
Total other comprehensive income (loss), net of income tax expense (benefit)	$37	$1,349	$—	$46	$414	$1	$1,847

Nine Months Ended September 30, 2025
Unrealized change arising during period	$(3)	$875	$—	$16	$537	$(5)	$1,420
Less: Reclassification adjustments included in net income	—	(515)	—	—	—	(24)	(539)
Total other comprehensive income (loss), before of income tax expense (benefit)	(3)	1,390	—	16	537	19	1,959
Less: Income tax expense (benefit)	(1)	(74)	—	4	(30)	6	(95)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(2)	$1,464	$—	$12	$567	$13	$2,054

Nine Months Ended September 30, 2024
Unrealized change arising during period	$98	$(1,129)	$130	$947	$173	$(2)	$217
Less: Reclassification adjustments included in net income	(42)	(8,867)	(330)	1,583	88	(23)	(7,591)
Total other comprehensive income (loss), before income tax expense (benefit)	140	7,738	460	(636)	85	21	7,808
Less: Income tax expense (benefit)	20	92	28	166	14	4	324
Total other comprehensive income (loss), net of income tax expense (benefit)	$120	$7,646	$432	$(802)	$71	$17	$7,484

48	AIG | Third Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Equity

The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Condensed Consolidated Statements of Income (Loss)(a):

	Amount Reclassified from AOCI		Affected Line Item in the
	Three Months Ended September 30,		Condensed Consolidated
(in millions)	2025	2024	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$—	$—	Net realized gains (losses)
Total	—	—
Unrealized appreciation (depreciation) of all other investments
Investments	(102)	(84)	Net realized gains (losses)
Total	(102)	(84)
Change in retirement plan liabilities adjustment
Prior-service credit	(1)	—	(b)
Actuarial losses	(8)	(8)	(b)
Total	(9)	(8)
Corebridge deconsolidation, net of tax	—	—	(c)
Total reclassifications for the period	$(111)	$(92)
	Amount Reclassified from AOCI		Affected Line Item in the
	Nine Months Ended September 30,		Condensed Consolidated
(in millions)	2025	2024	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$—	$—	Net realized gains (losses)
Total	—	—
Unrealized appreciation (depreciation) of all other investments
Investments	(515)	(354)	Net realized gains (losses)
Total	(515)	(354)
Change in retirement plan liabilities adjustment
Prior-service credit	(2)	(1)	(b)
Actuarial losses	(22)	(22)	(b)
Total	(24)	(23)
Corebridge deconsolidation, net of tax	—	(7,214)	(c)
Total reclassifications for the period	$(539)	$(7,591)
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

AIG | Third Quarter 2025 Form 10-Q	49

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
The following table presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per common share data)	2025	2024	2025	2024
Numerator for EPS:
Income from continuing operations	$524	$481	$2,366	$1,753
Less: Net income attributable to noncontrolling interests	5	—	5	—
Less: Preferred stock dividends and preferred stock redemption premiums	—	—	—	22
Income attributable to AIG common shareholders from continuing operations	519	481	2,361	1,731

Loss from discontinued operations, net of income tax expense	—	(24)	—	(3,580)
Less: Net income (loss) attributable to noncontrolling interests	—	(2)	—	475
Loss from discontinued operations, net of noncontrolling interest	—	(22)	—	(4,055)
Net income (loss) attributable to AIG common shareholders	$519	$459	$2,361	$(2,324)
Denominator for EPS:
Weighted average common shares outstanding - basic	553,308,504	641,621,768	573,176,050	661,691,554
Dilutive common shares	5,211,326	5,743,674	5,245,177	5,663,515
Weighted average common shares outstanding - diluted(a)	558,519,830	647,365,442	578,421,227	667,355,069
Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$0.94	$0.75	$4.12	$2.62
Loss from discontinued operations	$—	$(0.03)	$—	$(6.13)
Income (loss) attributable to AIG common shareholders	$0.94	$0.72	$4.12	$(3.51)
Diluted:
Income from continuing operations	$0.93	$0.74	$4.08	$2.59
Loss from discontinued operations	$—	$(0.03)	$—	$(6.07)
Income (loss) attributable to AIG common shareholders	$0.93	$0.71	$4.08	$(3.48)
(a)Potential dilutive common shares are due to our share-based employee compensation plans and agreements. The number of potential common shares excluded from diluted shares outstanding was 139,655 and 140,042 for the three and nine months ended September 30, 2025, respectively, and 94,545 and 108,759 for the three and nine months ended September 30, 2024, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.
For information regarding our repurchases of AIG Common Stock, see Note 14.

50	AIG | Third Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Income Taxes

16. Income Taxes
U.S. TAX LAW CHANGES
On July 4, 2025, new U.S. tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBB Act") which, among other provisions, makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. We do not expect the OBBB Act to have a material impact on our results of operations.
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
INTERIM TAX EXPENSE (BENEFIT)
For the three months ended September 30, 2025, the effective tax rate on income from continuing operations was 26.6 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, certain non-deductible expenses, and state and local income taxes, partially offset by a tax benefit related to prior year tax return adjustments. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the nine months ended September 30, 2025, the effective tax rate on income from continuing operations was 26.5 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, certain non-deductible expenses, state and local income taxes, and an increase in deferred tax asset valuation allowance associated with certain foreign jurisdictions. The charges are partially offset by tax benefits related to prior year tax return adjustments, closure of tax audits in Germany and California, and excess tax benefits related to share-based compensation payments recorded through the income statement. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
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

AIG | Third Quarter 2025 Form 10-Q	51

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
During the three months ended September 30, 2025, taxable income projections were updated to reflect the latest projections of income for our insurance and non-insurance companies, the filing of our 2024 US federal consolidated income tax return, and projections of taxable income generated from prudent and feasible tax planning strategies. Given there is a shorter carryforward period to utilize remaining net operating losses, we continue to consider multiple data points and stresses. Additionally, significant market volatility continues to impact actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the net operating losses and foreign tax credit carryforwards, we have considered forecasts of future income for each of our businesses, including assumptions about future macroeconomic and AIG-specific conditions and events, and any impact these conditions and events may have on our prudent and feasible tax planning strategies. We also subjected the forecasts to a variety of stresses of key assumptions and evaluated the effect on tax attribute utilization.
After factoring in multiple data points and assessing the relative weight of all positive and negative evidence, we concluded that a valuation allowance of $300 million should remain on a portion of AIG's U.S. federal consolidated income tax group tax attribute carryforwards that are not more likely than not to be realized. Accordingly, during the nine months ended September 30, 2025, we recorded no change in valuation allowance.
We continue to weigh multiple data points in our assessment of the recoverability of our deferred tax asset. To the extent positive evidence outweighs the negative evidence, some or all of the valuation allowance could be released, as early as the fourth quarter of 2025.
For the nine months ended September 30, 2025, recent changes in market conditions, including changes in interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of our general insurance and non-insurance companies, resulting in a decrease to deferred tax assets related to net unrealized tax capital losses. The deferred tax assets relate to the unrealized tax capital losses for which the carryforward period has not yet begun. As of September 30, 2025, based on all available evidence, we concluded that a valuation allowance of $204 million is necessary on deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized. For the nine months ended September 30, 2025, we recorded a decrease in valuation allowance of $305 million associated with the unrealized tax capital losses in AIG's available for sale securities portfolio. The valuation allowance decrease was allocated to Other comprehensive income.
For the nine months ended September 30, 2025, we recognized a net $9 million increase in deferred tax asset valuation allowance associated with certain foreign jurisdictions.
TAX EXAMINATIONS
We are currently under examination by the Internal Revenue Service (IRS) for the tax years 2011 through 2019. We continue to engage in the IRS Appeals process for certain disagreed issues related to tax years 2007 through 2010. These tax years are still subject to ongoing computational review by IRS Appeals.
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
At both September 30, 2025 and December 31, 2024, our unrecognized tax benefits, excluding interest and penalties, were $1.4 billion. At both September 30, 2025 and December 31, 2024, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.4 billion. Unrecognized tax benefits that would not affect the effective tax rate generally relate to such factors as the timing, rather than the permissibility of the deduction.
Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At September 30, 2025 and December 31, 2024, we had accrued liabilities of $40 million and $53 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the nine months ended September 30, 2025 and 2024, we accrued expense (benefit) of $(13) million and $1 million, respectively, for the payment of interest and penalties.
Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

52	AIG | Third Quarter 2025 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 17. Subsequent Events

17. Subsequent Events
STRATEGIC INVESTMENTS
On October 30, 2025, AIG announced strategic investments in Convex Group Limited (Convex), a global specialty insurer, and Onex Corporation (Onex), a global asset manager. AIG will acquire a 35 percent equity interest in Convex for approximately $2.1 billion as well as a 9.9 percent ownership stake in Onex, for approximately $646 million, with the intent to invest up to $2.0 billion over three years in Onex’s investment funds. Both transactions are expected to close in first half of 2026, subject to regulatory approvals and other customary closing conditions. AIG will also participate directly in Convex’s underwriting portfolio through a whole account quota share structure from January 1, 2026.
RENEWAL RIGHTS ACQUISITION
On October 27, 2025, AIG announced definitive agreements with Everest Group, Ltd. (Everest) to acquire the renewal rights of Everest’s global retail commercial insurance portfolios for an aggregate purchase price of $301 million. AIG will also pay Everest $30 million for originating and structuring the transaction and to reimburse Everest for certain expenses. The purchase price is subject to adjustment such that the final purchase price will be equal to 15 percent of the actual premiums written for the period beginning January 1, 2025 to and including December 31, 2025, including premiums on renewed policies between November 1, 2025 and December 31, 2025 (aggregate premiums). If the gross written premium paid and payable are less than 80 percent of the aggregate premiums, Everest will reimburse a portion of the aggregate purchase price depending on the relative percentage of such aggregate premiums, which amount shall not exceed $70 million. AIG has also agreed to pay Everest affiliates a total of $10 million per month for nine months for specified transition services.

AIG | Third Quarter 2025 Form 10-Q	53

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

54	AIG | Third Quarter 2025 Form 10-Q

All forward-looking statements involve risks, uncertainties and other factors that may cause actual results and financial condition to differ, possibly materially, from the results and financial condition expressed or implied in the forward-looking statements. Factors that could cause actual results to differ, possibly materially, from those in specific projections, targets, goals, plans, assumptions and other forward-looking statements include, without limitation:
•the impact of adverse developments affecting economic conditions in the markets in which we operate, including financial market conditions, the U.S. federal government shutdown, macroeconomic trends, changes in trade policies, including tariffs, fluctuations in interest rates and foreign currency exchange rates, inflationary pressures, including social inflation, pressures on the commercial real estate market, and geopolitical events or conflicts;
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

AIG | Third Quarter 2025 Form 10-Q	55

56	AIG | Third Quarter 2025 Form 10-Q

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

AIG | Third Quarter 2025 Form 10-Q	57

ITEM 2 | Use of Non-GAAP Measures

Adjusted pre-tax income (APTI) is derived by excluding the items set forth below from income from continuing operations before income tax:
•changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares;
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
Results from discontinued operations are excluded from all of these measures.

58	AIG | Third Quarter 2025 Form 10-Q

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
On June 9, 2024, AIG waived its right to majority representation on the Corebridge Board of Directors and one of AIG's designees resigned from the Corebridge Board of Directors as of June 9, 2024. As a result, AIG met the requirements for the deconsolidation of Corebridge. The historical financial results of Corebridge, for all periods presented, are reflected in these Condensed Consolidated Financial Statements as discontinued operations.
For additional information on our segments, see Note 3 to the Condensed Consolidated Financial Statements, and for information regarding the separation of Life and Retirement, see Note 4 to the Condensed Consolidated Financial Statements.

AIG | Third Quarter 2025 Form 10-Q	59

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
General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
Rate for 1 USD	2025	2024	Change	2025	2024	Change
Major Currency:
GBP	0.74	0.78	(5)%	0.76	0.79	(4)%
EUR	0.86	0.92	(7)%	0.90	0.92	(2)%
JPY	146.42	153.68	(5)%	148.30	151.18	(2)%
Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

60	AIG | Third Quarter 2025 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three and nine months ended September 30, 2025 and 2024. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.
For information regarding the critical accounting estimates that affect our results of operations, see Critical Accounting Estimates in this MD&A and Part II, Item 7. MD&A – Critical Accounting Estimates in the 2024 Annual Report.
The following table presents our consolidated results of operations and other key financial metrics:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
(in millions)	2025	2024	Change	2025	2024	Change
Revenues:
Premiums	$6,073	$5,945	2%	$17,720	$17,564	1%
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	743	922	(19)	3,235	2,819	15
Net investment income - Fortitude Re funds withheld assets	29	51	(43)	108	123	(12)
Total net investment income	772	973	(21)	3,343	2,942	14
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld assets and embedded derivative	(431)	8	NM	(683)	(238)	(187)
Net realized losses on Fortitude Re funds withheld assets	(5)	(18)	72	(59)	(38)	(55)
Net realized losses on Fortitude Re funds withheld embedded derivative	(54)	(157)	66	(109)	(158)	31
Total net realized losses	(490)	(167)	(193)	(851)	(434)	(96)
Other income (loss)	(4)	—	NM	13	2	NM
Total revenues	6,351	6,751	(6)	20,225	20,074	1
Benefits, losses and expenses:
Losses and loss adjustment expenses incurred	3,391	3,773	(10)	10,678	10,753	(1)
Amortization of deferred policy acquisition costs	850	863	(2)	2,522	2,543	(1)
General operating and other expenses	1,297	1,346	(4)	3,574	4,194	(15)
Interest expense	99	112	(12)	291	353	(18)
(Gain) loss on extinguishment of debt	—	—	NM	(5)	1	NM
Net (gain) loss on divestitures and other	—	8	NM	(53)	(94)	44
Total benefits, losses and expenses	5,637	6,102	(8)	17,007	17,750	(4)
Income from continuing operations before income tax expense	714	649	10	3,218	2,324	38
Income tax expense	190	168	13	852	571	49
Income from continuing operations	524	481	9	2,366	1,753	35
Loss from discontinued operations, net of income taxes	—	(24)	NM	—	(3,580)	NM
Net income (loss)	524	457	15	2,366	(1,827)	NM
Less: Net income (loss) attributable to noncontrolling interests	5	(2)	NM	5	475	(99)
Net income (loss) attributable to AIG	519	459	13	2,361	(2,302)	NM
Less: Dividends on preferred stock and preferred stock redemption premiums	—	—	NM	—	22	NM
Net income (loss) attributable to AIG common shareholders	$519	$459	13%	$2,361	$(2,324)	NM	%

(in millions, except per share data)	September 30, 2025	December 31, 2024
Balance sheet data:
Total assets	$163,415	$161,322
Long-term debt	9,087	8,764
Total AIG shareholders’ equity	41,085	42,521
Book value per share	75.45	70.16
Adjusted book value per share	77.04	73.79
Core operating book value per share	66.66	61.75

AIG | Third Quarter 2025 Form 10-Q	61

ITEM 2 | Consolidated Results of Operations

NET INCOME (LOSS) ATTRIBUTABLE TO AIG COMMON SHAREHOLDERS
Three Months Ended September 30, 2025 and 2024 Comparison
Net income (loss) attributable to AIG common shareholders increased $60 million due to the following:
•an increase in underwriting income driven by lower catastrophe losses of $317 million, higher net favorable prior year reserve development of $15 million, primarily in North America Casualty and Property, higher net premiums earned offset a higher accident year loss ratio, as adjusted due to changes in business mix and a lower expense ratio primarily driven by change in business mix and improved commission terms;
•a decrease in Net realized losses on Fortitude Re funds withheld embedded derivative of $103 million driven by interest rate movement and a decrease in Net realized losses on Fortitude Re funds withheld assets of $13 million; and
•an increase in Income (loss) from discontinued operations, net of income taxes of $24 million as a result of the deconsolidation of Corebridge in June 2024.
The increase in Net income (loss) attributable to AIG common shareholders was partially offset by the following:
•an increase in Net realized losses excluding Fortitude Re funds withheld assets and embedded derivative of $439 million, primarily driven by impairments on investments in real estate funds, an increase in foreign exchange losses of $75 million, changes in allowance for credit losses on loans of $49 million, higher losses on sales of securities of $30 million and higher derivative and hedge activity losses of $18 million, partially offset by lower losses on sales of alternative investments of $16 million; and
•a decrease in Net investment income of $201 million primarily driven by a decrease in changes in the fair value of AIG's investment in Corebridge and gain/loss on sales of Corebridge shares of $313 million, partially offset by higher income from available for sale fixed maturity securities of $115 million and higher income from alternative investments of $95 million.
Nine Months Ended September 30, 2025 and 2024 Comparison
Net income (loss) attributable to AIG common shareholders increased $4.7 billion due to the following:
•an increase in Income (loss) from discontinued operations, net of income taxes of $3.6 billion as a result of the deconsolidation of Corebridge in June 2024;
•a decrease in net income attributable to noncontrolling interest of $470 million primarily driven by the Corebridge accounting change post-deconsolidation;
•an increase in Net investment income of $401 million primarily driven by an increase in changes in the fair value of AIG's investment in Corebridge and gain/loss on sales of Corebridge shares of $286 million, higher income from available for sale fixed maturity securities of $289 million and higher income from alternative investments of $100 million, partially offset by a decrease in the fair value of equity securities of $59 million and a decrease in interest income on mortgages and other loans of $61 million;
•an increase in underwriting income primarily driven by lower catastrophe losses of $58 million and higher net favorable prior year reserve development of $149 million primarily in North America Casualty and Property, partially offset by a higher accident year loss ratio due to changes in business mix;
•a decrease in General operating and other expenses primarily driven by lower restructuring and other related costs of $323 million; and
•a decrease in Net realized losses on Fortitude Re funds withheld embedded derivative of $49 million driven by interest rate movement.
The increase in Net income (loss) attributable to AIG common shareholders was partially offset by the following:
•an increase in Net realized losses excluding Fortitude Re funds withheld assets and embedded derivative of $445 million, primarily driven by impairments on investments in real estate funds, derivative and hedge activity losses of $75 million and losses from sales of securities of $133 million, partially offset by changes in allowance for credit losses on loans of $21 million;
•an increase in Net realized losses on Fortitude Re funds withheld assets of $21 million; and
•an increase in income tax expense of $281 million as a result of higher income before taxes.
INCOME TAX EXPENSE ANALYSIS
For the three months ended September 30, 2025 and 2024, the effective tax rate on income (loss) from continuing operations was 26.6 percent and 25.9 percent, respectively. For the nine months ended September 30, 2025 and 2024, the effective tax rate on income (loss) from continuing operations was 26.5 percent and 24.6 percent, respectively.
For additional information, see Note 16 to the Condensed Consolidated Financial Statements.

62	AIG | Third Quarter 2025 Form 10-Q

ITEM 2 | Consolidated Results of Operations

NON-GAAP RECONCILIATIONS
The following table presents reconciliations of Book value per share to Adjusted book value per share and Core operating book value per share, which are non-GAAP measures. For additional information, see Use of Non-GAAP Measures.

	September 30,	December 31,
(in millions, except per share data)	2025	2024
Total AIG common shareholders' equity	$41,085	$42,521
Less: Investments related AOCI	(1,410)	(2,872)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(545)	(667)
Subtotal: Investments AOCI	(865)	(2,205)
AIG adjusted common shareholders' equity	$41,950	$44,726

Total AIG common shareholders' equity	$41,085	$42,521
Less: AIG's ownership interest in Corebridge	2,651	3,810
Less: Investments related AOCI - AIG	(1,410)	(2,872)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets - AIG	(545)	(667)
Subtotal: Investments AOCI - AIG	(865)	(2,205)
Less: Deferred tax assets	3,002	3,489
AIG core operating shareholders' equity	$36,297	$37,427

Total common shares outstanding	544.5	606.1

Book value per share	$75.45	$70.16
Adjusted book value per share	77.04	73.79
Core operating book value per share	66.66	61.75
The following table presents reconciliations of Return on equity to Adjusted return on equity and Core operating return on equity, which are non-GAAP measures. For additional information, see Use of Non-GAAP Measures.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(dollars in millions)	2025	2024	2025	2024	2024
Actual or annualized net income (loss) attributable to AIG common shareholders	$2,076	$1,836	$3,148	$(3,099)	$(1,426)

Actual or annualized adjusted after-tax income attributable to AIG common shareholders	$4,904	$3,216	$3,963	$3,249	$3,254

Average AIG common shareholders' equity	$41,293	$44,742	$41,635	$44,434	$44,051
Less: Average investments AOCI	(1,128)	(2,194)	(1,560)	(5,864)	(5,132)
Average AIG adjusted common shareholders' equity	$42,421	$46,936	$43,195	$50,298	$49,183

Average AIG common shareholders' equity	$41,293	$44,742	$41,635	$44,434	$44,051
Less: Average AIG's ownership interest in Corebridge	3,347	8,355	3,631	7,510	6,770
Less: Average Investments AOCI - AIG	(1,128)	(2,194)	(1,560)	(2,387)	(2,351)
Less: Average deferred tax assets	3,093	4,017	3,261	4,125	3,998
Average AIG core operating shareholders' equity	$35,981	$34,564	$36,303	$35,186	$35,634

Return on equity	5.0%	4.1%	7.6%	(7.0)%	(3.2)%
Adjusted return on equity	11.6	6.9	9.2	6.5	6.6
Core operating return on equity	13.6	9.3	10.9	9.2	9.1

AIG | Third Quarter 2025 Form 10-Q	63

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income (loss)/net income (loss) attributable to AIG to adjusted pre-tax income (loss)/adjusted after-tax income (loss) attributable to AIG:

Three Months Ended September 30,	2025				2024
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(a)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(a)	After Tax
Pre-tax income/net income, including noncontrolling interests	$714	$190	$—	$524	$649	$168	$—	$457
Noncontrolling interests(a)			(5)	(5)			2	2
Pre-tax income/net income attributable to AIG - including discontinued operations	$714	$190	$(5)	$519	$649	$168	$2	$459
Dividends on preferred stock and preferred stock redemption premiums				—				—
Net income attributable to AIG common shareholders				$519				$459
Changes in uncertain tax positions and other tax adjustments		(5)	—	5		3	—	(3)
Deferred income tax valuation allowance releases		—	—	—		9	—	(9)
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares	288	60	—	228	(25)	(5)	—	(20)
Net investment income on Fortitude Re funds withheld assets	(29)	(6)	—	(23)	(51)	(11)	—	(40)
Net realized losses on Fortitude Re funds withheld assets	5	1	—	4	18	4	—	14
Net realized losses on Fortitude Re funds withheld embedded derivative	54	11	—	43	157	33	—	124
Net realized (gains) losses(b)	433	107	—	326	(7)	(27)	—	20
Loss from discontinued operations				—				24
Net gain on divestitures and other	—	—	—	—	8	28	—	(20)
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	(9)	(2)	—	(7)	126	27	—	99
Net loss reserve discount (benefit) charge	(2)	—	—	(2)	29	6	—	23
Net results of businesses in run-off(c)	(1)	(1)	—	—	8	2	—	6
Non-operating pension expenses	6	1	—	5	—	—	—	—
Integration and transaction costs associated with acquiring or divesting businesses	7	2	—	5	22	5	—	17
Restructuring and other costs(d)	153	32	—	121	137	28	—	109
Non-recurring costs related to regulatory or accounting changes	3	1	—	2	4	1	—	3
Noncontrolling interests(a)			—	—			(2)	(2)
Adjusted pre-tax income/Adjusted after-tax income attributable to AIG common shareholders	$1,622	$391	$(5)	$1,226	$1,075	$271	$—	$804
Weighted average diluted shares outstanding				558.5				647.4
Income per common share attributable to AIG common shareholders (diluted)				$0.93				$0.71
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)				$2.20				$1.24

64	AIG | Third Quarter 2025 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Nine Months Ended September 30,	2025				2024
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(a)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(a)	After Tax
Pre-tax income/net income (loss), including noncontrolling interests	$3,218	$852	$—	$2,366	$2,324	$571	$—	$(1,827)
Noncontrolling interests(a)			(5)	(5)			(475)	(475)
Pre-tax income/net income (loss) attributable to AIG - including discontinued operations	$3,218	$852	$(5)	$2,361	$2,324	$571	$(475)	$(2,302)
Dividends on preferred stock and preferred stock redemption premiums				—				22
Net income (loss) attributable to AIG common shareholders				$2,361				$(2,324)
Changes in uncertain tax positions and other tax adjustments		(1)	—	1		8	—	(8)
Deferred income tax valuation allowance (releases) charges		(9)	—	9		15	—	(15)
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares	(393)	(83)	—	(310)	(172)	(36)	—	(136)
(Gain) loss on extinguishment of debt and preferred stock redemption premiums	(5)	(1)	—	(4)	1	—	—	16
Net investment income on Fortitude Re funds withheld assets	(108)	(23)	—	(85)	(123)	(26)	—	(97)
Net realized losses on Fortitude Re funds withheld assets	59	12	—	47	38	8	—	30
Net realized losses on Fortitude Re funds withheld embedded derivative	109	23	—	86	158	33	—	125
Net realized losses(b)	690	102	—	588	234	28	—	206
Loss from discontinued operations				—				3,580
Net gain on divestitures and other	(53)	(11)	—	(42)	(94)	12	—	(106)
Non-operating litigation reserves and settlements	(13)	(3)	—	(10)	—	—	—	—
Unfavorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	53	11	—	42	66	14	—	52
Net loss reserve discount charge	27	6	—	21	131	27	—	104
Net results of businesses in run-off(c)	(8)	(2)	—	(6)	(4)	—	—	(4)
Non-operating pension expenses	16	3	—	13	—	—	—	—
Integration and transaction costs associated with acquiring or divesting businesses	13	3	—	10	37	8	—	29
Restructuring and other costs(d)	307	64	—	243	630	132	—	498
Non-recurring costs related to regulatory or accounting changes	10	2	—	8	15	3	—	12
Noncontrolling interests(a)			—	—			475	475
Adjusted pre-tax income (loss)/Adjusted after-tax income (loss) attributable to AIG common shareholders	$3,922	$945	$(5)	$2,972	$3,241	$797	$—	$2,437
Weighted average diluted shares outstanding				578.4				667.4
Income (loss) per common share attributable to AIG common shareholders (diluted)				$4.08				$(3.48)
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)				$5.14				$3.65
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
(c)In the fourth quarter of 2024, AIG realigned and began excluding the net results of run-off businesses previously reported in Other Operations from Adjusted pre-tax income. Historical results have been recast to reflect these changes. In the third quarter of 2025, AIG began excluding the net results of run-off businesses previously reported in General Insurance from Adjusted pre-tax income.
(d)In the three and nine months ended September 30, 2025 and 2024, Restructuring and other costs was primarily related to employee-related costs, including severance, and, in the nine months ended September 30, 2024, real estate impairment charges.
PRE-TAX INCOME (LOSS) COMPARISON
Pre-tax income was $714 million and $649 million in the three months ended September 30, 2025 and 2024, respectively. Pre-tax income was $3.2 billion and $2.3 billion in the nine months ended September 30, 2025 and 2024, respectively.
For the main drivers impacting AIG’s results of operations, see – Net Income (Loss) Attributable to AIG Common Shareholders above.
ADJUSTED PRE-TAX INCOME (LOSS) COMPARISON
Adjusted pre-tax income was $1.6 billion and $1.1 billion in the three months ended September 30, 2025 and 2024, respectively. Adjusted pre-tax income was $3.9 billion and $3.2 billion in the nine months ended September 30, 2025 and 2024, respectively.
For the main drivers impacting AIG’s adjusted pre-tax income (loss), see Business Segment Operations.

AIG | Third Quarter 2025 Form 10-Q	65

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of General Insurance and Other Operations Net investment income and other/pre-tax income (loss) to Net investment income and other, APTI basis/adjusted pre-tax income (loss):

General Insurance	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(in millions)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)
Net investment income and other/Pre-tax income (loss)	$991	$1,188	$811	$1,058	$2,619	$3,183	$2,400	$3,005
Other income (expense) - net	—	—	—	—	—	—	(31)	—
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares	(46)	(46)	5	5	(70)	(70)	(38)	(38)
Net investment income on Fortitude Re funds withheld assets	—	—	(42)	(42)	1	1	(43)	(43)
Net realized (gains) losses on Fortitude Re funds withheld assets	—	(1)	—	1	—	6	—	1
Net realized (gains) losses	—	456	(1)	(80)	2	779	(7)	217
Net loss (gain) on divestitures and other	—	(1)	—	2	—	(38)	—	(5)
Unfavorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	7	—	129	—	81	—	112
Net loss reserve discount (benefit) charge	—	(2)	—	29	—	27	—	131
Non-operating pension expenses	—	4	—	—	—	13	—	—
Restructuring and other costs	—	130	—	104	—	222	—	349
Non-recurring costs related to regulatory or accounting changes	—	3	—	4	—	10	—	15
Net investment income and other, APTI basis/Adjusted pre-tax income (loss)	$945	$1,738	$773	$1,210	$2,552	$4,214	$2,281	$3,744

Other Operations	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(in millions)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)
Net investment income and other/Pre-tax income (loss)	$(226)	$(474)	$162	$(409)	$734	$35	$544	$(681)
Consolidation and Eliminations	(2)	—	1	—	1	—	1	—
Other income (expense) - net	2	—	—	—	(9)	—	16	—
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares	334	334	(30)	(30)	(323)	(323)	(134)	(134)
Gain on extinguishment of debt	—	—	—	—	—	(5)	—	1
Net investment income on Fortitude Re funds withheld assets	(29)	(29)	(9)	(9)	(109)	(109)	(80)	(80)
Net realized losses on Fortitude Re funds withheld assets	—	6	—	17	—	53	—	37
Net realized losses on Fortitude Re funds withheld embedded derivative	—	54	—	157	—	109	—	158
Net realized (gains) losses	2	(23)	1	73	2	(89)	1	17
Net loss (gain) on divestitures and other	—	1	—	6	—	(15)	—	(89)
Non-operating litigation reserves and settlements	—	—	—	—	—	(13)	—	—
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	(16)	—	(3)	—	(28)	—	(46)
Net results of businesses in run-off	(9)	(1)	(5)	8	(22)	(8)	(13)	(4)
Non-operating pension expenses	—	2	—	—	—	3	—	—
Integration and transaction costs associated with acquiring or divesting businesses	—	7	—	22	—	13	—	37
Restructuring and other costs	—	23	—	33	—	85	—	281
Net investment income and other, APTI basis/Adjusted pre-tax income (loss)	$72	$(116)	$120	$(135)	$274	$(292)	$335	$(503)

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

66	AIG | Third Quarter 2025 Form 10-Q

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

AIG | Third Quarter 2025 Form 10-Q	67

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

INDUSTRY AND ECONOMIC FACTORS

North America Commercial
North America Commercial continues to pursue profitable growth, while capacity in certain segments is putting pressure on rates. We have focused on retaining our best accounts and pursuing profitable new business opportunities while maintaining our underwriting discipline, including our management of exposure limits to reduce volatility within the portfolio. We continue to proactively identify segment growth areas as market conditions warrant through effective portfolio management.

International Commercial
International Commercial continues to pursue growth in our most profitable lines of business and diversify our portfolio across all regions by expanding key business lines while remaining a market leader in key developed and developing markets. We are maintaining our underwriting discipline, against a backdrop of rate pressures in certain lines and in some geographies, utilizing reinsurance to reduce volatility and continuing our risk selection strategy to improve profitability.

Global Personal
Global Personal serves individuals as well as group and corporate clients across a broad range of products, markets, and client profiles. Amid competitive market conditions, we continue to benefit from improved underwriting quality and portfolio diversity, as well as investment in expanded capabilities and strategic distribution partnerships.

68	AIG | Third Quarter 2025 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

GENERAL INSURANCE RESULTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Underwriting results:
Net premiums written	$6,230	$6,380	(2)%	$17,636	$17,825	(1)%
(Increase) decrease in unearned premiums	(190)	(433)	56	51	(343)	NM
Net premiums earned	6,040	5,947	2	17,687	17,482	1
Losses and loss adjustment expenses incurred(a)	3,379	3,611	(6)	10,573	10,472	1
Acquisition expenses:
Amortization of deferred policy acquisition costs	851	863	(1)	2,522	2,532	—
Other acquisition expenses	237	292	(19)	670	825	(19)
Total acquisition expenses	1,088	1,155	(6)	3,192	3,357	(5)
General operating expenses	780	744	5	2,260	2,190	3
Underwriting income	793	437	81	1,662	1,463	14
Net investment income	945	773	22	2,552	2,281	12
Adjusted pre-tax income	$1,738	$1,210	44%	$4,214	$3,744	13%
Loss ratio(a)	55.9	60.7	(4.8)	59.8	59.9	(0.1)
Acquisition ratio	18.0	19.4	(1.4)	18.0	19.2	(1.2)
General operating expense ratio	12.9	12.5	0.4	12.8	12.5	0.3
Expense ratio	30.9	31.9	(1.0)	30.8	31.7	(0.9)
Combined ratio(a)	86.8	92.6	(5.8)	90.6	91.6	(1.0)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(1.6)	(6.9)	5.3	(4.5)	(4.9)	0.4
Prior year development, net of reinsurance and prior year premiums	3.1	2.6	0.5	2.1	1.4	0.7
Accident year loss ratio, as adjusted	57.4	56.4	1.0	57.4	56.4	1.0
Accident year combined ratio, as adjusted	88.3	88.3	—	88.2	88.1	0.1
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
The following table presents General Insurance net premiums written by segment, showing change on both reported and constant dollar basis:

	Three Months Ended September 30,		Percentage Change in		Nine Months Ended September 30,		Percentage Change in
(in millions)	2025	2024	U.S. dollars	Original Currency	2025	2024	U.S. dollars	Original Currency
North America Commercial	$2,435	$2,445	—%	—%	$6,472	$6,228	4%	4%
International Commercial	2,115	2,052	3	1	6,467	6,275	3	3
Global Personal	1,680	1,883	(11)	(14)	4,697	5,322	(12)	(13)
Total net premiums written	$6,230	$6,380	(2)%	(4)%	$17,636	$17,825	(1)%	(1)%
The following tables present General Insurance accident year catastrophes(a) by segment:

(dollars in millions)	North America Commercial	International Commercial	Global Personal	Total
Three Months Ended September 30, 2025
Flooding, rainstorms and other	$—	$4	$10	$14
Windstorms and hailstorms	74	17	3	94
Winter storms	4	—	—	4
Wildfires	(10)	(2)	—	(12)
Total catastrophe-related charges	$68	$19	$13	$100
Three Months Ended September 30, 2024
Flooding, rainstorms and other	$—	$15	$—	$15
Windstorms and hailstorms	239	66	51	356

AIG | Third Quarter 2025 Form 10-Q	69

ITEM 2 | Business Segment Operations | General Insurance

(dollars in millions)	North America Commercial	International Commercial	Global Personal	Total
Winter storms	2	2	—	4
Wildfires	36	—	—	36
Reinstatement premiums	6	—	—	6
Total catastrophe-related charges	$283	$83	$51	$417
Nine Months Ended September 30, 2025
Flooding, rainstorms and other	$—	$4	$10	$14
Windstorms and hailstorms	178	24	44	246
Winter storms	40	—	1	41
Wildfires	204	47	192	443
Earthquakes	—	44	2	46
Reinstatement premiums	5	(1)	1	5
Total catastrophe-related charges	$427	$118	$250	$795
Nine Months Ended September 30, 2024
Flooding, rainstorms and other	$2	$130	$—	$132
Windstorms and hailstorms	403	94	114	611
Winter storms	45	2	7	54
Wildfires	36	—	—	36
Earthquakes	—	10	—	10
Reinstatement premiums	12	(2)	—	10
Total catastrophe-related charges	$498	$234	$121	$853
(a)Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil unrest that exceed the $10 million threshold.
NORTH AMERICA COMMERCIAL RESULTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Underwriting results:
Net premiums written	$2,435	$2,445	—%	$6,472	$6,228	4%
Increase in unearned premiums	(237)	(322)	26	(17)	(182)	91
Net premiums earned	2,198	2,123	4	6,455	6,046	7
Losses and loss adjustment expenses incurred(a)	1,303	1,532	(15)	4,169	4,109	1
Acquisition expenses:
Amortization of deferred policy acquisition costs	221	206	7	654	615	6
Other acquisition expenses	44	64	(31)	137	164	(16)
Total acquisition expenses	265	270	(2)	791	779	2
General operating expenses	246	225	9	681	635	7
Underwriting income	$384	$96	300%	$814	$523	56%
Loss ratio(a)	59.3	72.2	(12.9)	64.6	68.0	(3.4)
Acquisition ratio	12.1	12.7	(0.6)	12.3	12.9	(0.6)
General operating expense ratio	11.2	10.6	0.6	10.5	10.5	—
Expense ratio	23.3	23.3	—	22.8	23.4	(0.6)
Combined ratio(a)	82.6	95.5	(12.9)	87.4	91.4	(4.0)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(3.1)	(13.3)	10.2	(6.6)	(8.2)	1.6
Prior year development, net of reinsurance and prior year premiums	5.9	2.9	3.0	4.5	2.0	2.5
Accident year loss ratio, as adjusted	62.1	61.8	0.3	62.5	61.8	0.7
Accident year combined ratio, as adjusted	85.4	85.1	0.3	85.3	85.2	0.1
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

70	AIG | Third Quarter 2025 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

Business and Financial Highlights
Net Premiums Written Comparison for the Three Months Ended September 30, 2025 and 2024
Net premiums written decreased by $10 million primarily due to lower production in Casualty, partially offset by growth in Financial Lines.
Net Premiums Written Comparison for the Nine Months Ended September 30, 2025 and 2024
Net premiums written increased by $244 million primarily due to growth in Casualty driven by new business production and strong retention, partially offset by lower production in Property.
Underwriting Income (Loss) Comparison for the Three Months Ended September 30, 2025 and 2024
Underwriting income increased by $288 million primarily due to:
•lower Catastrophe losses (10.2 points or $215 million); and
•higher net favorable prior year reserve development (3.0 points or $62 million), with favorable development driven by Casualty and Property.
Higher net premiums earned offset a higher accident year loss ratio, as adjusted (0.3 points) due to changes in business mix. The Expense ratio remained flat reflecting an increase in the general operating expense ratio (0.6 points), partially offset by a lower acquisition ratio (0.6 points), primarily driven by changes in business mix.
Underwriting Income (Loss) Comparison for the Nine Months Ended September 30, 2025 and 2024
Underwriting income increased by $291 million primarily due to:
•higher net favorable prior year reserve development (2.5 points or $176 million), with favorable development driven by Casualty and Property; and
•lower Catastrophe losses (1.6 points or $71 million).
Higher net premiums earned offset a higher accident year loss ratio, as adjusted (0.7 points) due to changes in business mix.
INTERNATIONAL COMMERCIAL RESULTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Underwriting results:
Net premiums written	$2,115	$2,052	3%	$6,467	$6,275	3%
(Increase) decrease in unearned premiums	73	(13)	NM	(104)	(194)	46
Net premiums earned	2,188	2,039	7	6,363	6,081	5
Losses and loss adjustment expenses incurred	1,167	1,092	7	3,515	3,381	4
Acquisition expenses:
Amortization of deferred policy acquisition costs	285	259	10	799	753	6
Other acquisition expenses	96	96	—	274	266	3
Total acquisition expenses	381	355	7	1,073	1,019	5
General operating expenses	310	272	14	905	801	13
Underwriting income	$330	$320	3%	$870	$880	(1)%
Loss ratio	53.3	53.6	(0.3)	55.2	55.6	(0.4)
Acquisition ratio	17.4	17.4	—	16.9	16.8	0.1
General operating expense ratio	14.2	13.3	0.9	14.2	13.2	1.0
Expense ratio	31.6	30.7	0.9	31.1	30.0	1.1
Combined ratio	84.9	84.3	0.6	86.3	85.6	0.7
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(0.8)	(4.1)	3.3	(1.8)	(3.9)	2.1
Prior year development, net of reinsurance and prior year premiums	1.9	3.2	(1.3)	1.0	1.2	(0.2)
Accident year loss ratio, as adjusted	54.4	52.7	1.7	54.4	52.9	1.5
Accident year combined ratio, as adjusted	86.0	83.4	2.6	85.5	82.9	2.6

AIG | Third Quarter 2025 Form 10-Q	71

ITEM 2 | Business Segment Operations | General Insurance

Business and Financial Highlights
Net Premiums Written Comparison for the Three Months Ended September 30, 2025 and 2024
Net premiums written, excluding the favorable impact of foreign exchange ($46 million), increased by $17 million primarily due to growth in Global Specialty and Property driven by strength of new business production, partially offset by lower production in Financial Lines.
Net Premiums Written Comparison for the Nine Months Ended September 30, 2025 and 2024
Net premiums written, excluding the favorable impact of foreign exchange ($7 million), increased by $185 million primarily due to growth in Property, Global Specialty and Casualty driven by strength of renewal retentions and new business production, partially offset by lower production in Financial Lines.
Underwriting Income (Loss) Comparison for the Three Months Ended September 30, 2025 and 2024
Underwriting income increased by $10 million primarily due to lower catastrophe losses (3.3 points or $64 million). Higher net premiums earned offset a higher accident year loss ratio, as adjusted (1.7 points) due to changes in business mix.
This increase was partially offset by:
•a higher general operating expense ratio (0.9 points); and
•lower net favorable prior year development (1.3 points or $29 million), with favorable development driven by Property and Global Specialty, partially offset by unfavorable development in Casualty and Financial Lines.
Underwriting Income (Loss) Comparison for the Nine Months Ended September 30, 2025 and 2024
Underwriting income decreased by $10 million primarily due to:
•a higher expense ratio (1.1 points) reflecting an increase in the general operating expense ratio (1.0 point), as well as a higher acquisition ratio (0.1 points), primarily driven by changes in business mix; and
•lower net favorable prior year development (0.2 points or $11 million), with favorable development driven by Property and Global Specialty, partially offset by unfavorable development in Casualty and Financial Lines.
This decrease was partially offset by lower catastrophe losses (2.1 points or $116 million). Higher net premiums earned offset a higher accident year loss ratio, as adjusted (1.5 points) due to changes in business mix.
GLOBAL PERSONAL RESULTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Underwriting results:
Net premiums written	$1,680	$1,883	(11)%	$4,697	$5,322	(12)%
(Increase) decrease in unearned premiums	(26)	(98)	73	172	33	421
Net premiums earned	1,654	1,785	(7)	4,869	5,355	(9)
Losses and loss adjustment expenses incurred	909	987	(8)	2,889	2,982	(3)
Acquisition expenses:
Amortization of deferred policy acquisition costs	345	398	(13)	1,069	1,164	(8)
Other acquisition expenses	97	132	(27)	259	395	(34)
Total acquisition expenses	442	530	(17)	1,328	1,559	(15)
General operating expenses	224	247	(9)	674	754	(11)
Underwriting income (loss)	$79	$21	276%	$(22)	$60	NM	%
Loss ratio	55.0	55.3	(0.3)	59.3	55.7	3.6
Acquisition ratio	26.7	29.7	(3.0)	27.3	29.1	(1.8)
General operating expense ratio	13.5	13.8	(0.3)	13.8	14.1	(0.3)
Expense ratio	40.2	43.5	(3.3)	41.1	43.2	(2.1)
Combined ratio	95.2	98.8	(3.6)	100.4	98.9	1.5
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(0.8)	(2.9)	2.1	(5.1)	(2.3)	(2.8)
Prior year development, net of reinsurance and prior year premiums	1.1	1.9	(0.8)	0.4	0.7	(0.3)
Accident year loss ratio, as adjusted	55.3	54.3	1.0	54.6	54.1	0.5
Accident year combined ratio, as adjusted	95.5	97.8	(2.3)	95.7	97.3	(1.6)

72	AIG | Third Quarter 2025 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

Business and Financial Highlights
Net Premiums Written Comparison for the Three Months Ended September 30, 2025 and 2024
Net premiums written, excluding the favorable impact of foreign exchange ($61 million), decreased by $264 million due to the sale of AIG's global individual personal travel insurance and assistance business in December 2024 ($193 million), as well as U.S. high net worth due to changes in reinsurance structure, partially offset by growth in Accident & Health, Personal Auto and Property.
Net Premiums Written Comparison for the Nine Months Ended September 30, 2025 and 2024
Net premiums written, excluding the favorable impact of foreign exchange ($48 million), decreased by $673 million due to the sale of AIG's global individual personal travel insurance and assistance business in December 2024 ($594 million), as well as U.S. high net worth due to changes in reinsurance structure, partially offset by growth in Personal Auto from positive rate change and new business production.
Underwriting Income (Loss) Comparison for the Three Months Ended September 30, 2025 and 2024
Underwriting income increased by $58 million primarily due to:
•a lower expense ratio (3.3 points) reflecting a lower acquisition ratio (3.0 points), primarily driven by change in business mix and improved commission terms, as well as a decrease in the general operating expense ratio (0.3 points); and
•lower catastrophe losses (2.1 points or $38 million).
This increase was partially offset by:
•lower net premiums earned coupled with a higher accident year loss ratio, as adjusted (1.0 point) due primarily to the sale of AIG's global individual personal travel insurance and assistance business (1.9 points) partially offset by changes in business mix; and
•lower net favorable prior year development (0.8 points or $18 million), with favorable development driven by U.S. high net worth.
Underwriting Income (Loss) Comparison for the Nine Months Ended September 30, 2025 and 2024
Underwriting loss of $22 million in 2025 compared to underwriting income of $60 million in 2024 is primarily due to:
•lower net premiums earned coupled with a higher accident year loss ratio, as adjusted (0.5 points) due to changes in business mix;
•higher catastrophe losses (2.8 points or $129 million); and
•lower net favorable prior year development (0.3 points or $16 million), with favorable PYD driven by U.S. high net worth.
This decrease was partially offset by a lower expense ratio (2.1 points) reflecting a lower acquisition ratio (1.8 points), primarily driven by change in business mix and improved commission terms, as well as a decrease in the general operating expense ratio (0.3 points).

AIG | Third Quarter 2025 Form 10-Q	73

ITEM 2 | Business Segment Operations | Other Operations

Other Operations
Other Operations predominantly consists of Net Investment Income from our AIG Parent liquidity portfolio, Corebridge dividend income, corporate General operating expenses, and Interest expense.

OTHER OPERATIONS RESULTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Net investment income and other	$72	$120	(40)%	$274	$335	(18)%
Benefits, losses and expenses:
Corporate and other general operating expenses	86	144	(40)	261	486	(46)
Amortization of intangible assets	4	4	—	13	13	—
Interest expense	100	110	(9)	292	336	(13)
Total benefits, losses and expenses	190	258	(26)	566	835	(32)
Adjusted pre-tax loss before consolidation and eliminations	(118)	(138)	14	(292)	(500)	42
Consolidation and eliminations	2	3	(33)	—	(3)	NM
Adjusted pre-tax loss*	$(116)	$(135)	14%	$(292)	$(503)	42%
*In the fourth quarter of 2024, AIG realigned and began excluding the net results of run-off businesses previously reported in Other Operations from Adjusted pre-tax income. Historical results have been recast to reflect these changes.
THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations was $118 million in 2025 compared to $138 million in 2024, a decrease of $20 million, primarily due to:
•lower corporate and other general operating expenses of $58 million primarily driven by increased allocation of expenses to the business; and
•lower interest expense of $10 million primarily driven by interest savings from $2.0 billion debt repurchases, through cash tender offers and debt redemption in 2025 and 2024 partially offset by new issuance of $1.25 billion debt in 2025 and ¥100 billion debt in 2024.
This decrease was partially offset by lower net investment income and other of $48 million due to lower interest on AIG Parent portfolio as a result of lower yields and lower dividend income from Corebridge of $45 million.
NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 COMPARISON
Adjusted pre-tax loss before consolidation and eliminations was $292 million in 2025 compared to $500 million in 2024, a decrease of $208 million, primarily due to:
•lower corporate and other general operating expenses of $225 million primarily driven by increased allocation of expenses to the business; and
•lower interest expense of $44 million primarily driven by interest savings from $2.4 billion debt repurchases, through cash tender offers, debt redemption and maturities in 2025 and 2024 partially offset by new debt issuance of $1.25 billion in 2025 and ¥100 billion debt in 2024.
This decrease was partially offset by lower net investment income and other of $61 million due to lower interest on AIG Parent portfolio as a result of lower yields and lower dividend income from Corebridge of $55 million.

74	AIG | Third Quarter 2025 Form 10-Q

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

INVESTMENT HIGHLIGHTS IN THE NINE MONTHS ENDED SEPTEMBER 30, 2025

•Blended investment yields on new investments are higher than blended rates on investments that were sold, matured or called during this period. We continued to make investments in structured securities and other fixed maturity securities with attractive risk-adjusted return characteristics to improve yields and increase net investment income.
•Total Net investment income increased for the nine months ended September 30, 2025 compared to the same period in the prior year, primarily due to change in fair value and gain on sale of AIG’s equity in Corebridge, higher income on available for sale fixed maturity securities and Alternatives and lower expenses, partially offset by lower income from short term instruments, mortgage loans, other invested assets and lower dividends from Corebridge.

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

AIG | Third Quarter 2025 Form 10-Q	75

ITEM 2 | Investments

and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies have an average duration of 3.8 years, with an average of 4.2 years for North America and 3.1 years for International.
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
Available-for-Sale Investments
The following table presents the fair value of our available-for-sale securities:

(in millions)	September 30, 2025	December 31, 2024
Bonds available for sale:
U.S. government and government sponsored entities	$3,787	$3,267
Obligations of states, municipalities and political subdivisions	2,889	3,143
Non-U.S. governments	6,613	8,107
Corporate debt	36,951	31,826
Mortgage-backed, asset-backed and collateralized:
RMBS - agency	5,975	4,978
RMBS - non-agency	4,328	3,626
CMBS	4,190	3,926
CLO/ABS	6,451	5,133
Total mortgage-backed, asset-backed and collateralized	20,944	17,663
Total bonds available for sale*	$71,184	$64,006
*At September 30, 2025 and December 31, 2024, the fair value of bonds available for sale we held that were below investment grade or not rated totaled $5.8 billion and $3.6 billion, respectively.
Our investments guidelines for investing in RMBS, collateralized loan obligations (CLO) and other asset-backed securities (ABS) take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.
The fair value of CMBS holdings remained stable during the nine months ended September 30, 2025. The majority of our investments in CMBS are in tranches that contain substantial credit protection features through collateral subordination. The majority of CMBS holdings are single asset single borrower and traditional conduit transactions, broadly diversified across property types and geographical areas.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

(in millions)	September 30, 2025	December 31, 2024
Canada	$1,190	$1,384
Japan	530	555
Germany	448	834
United Kingdom	347	416
Australia	324	335
Israel	320	312
Korea, Republic of	292	268
Denmark	244	205
Singapore	227	204
Malaysia	208	220
Other	2,505	3,398
Total	$6,635	$8,131

76	AIG | Third Quarter 2025 Form 10-Q

ITEM 2 | Investments

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	September 30, 2025					December 31, 2024 Total
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products	Total
Euro-Zone countries:
France	$137	$1,608	$486	$46	$2,277	$1,989
Germany	448	271	946	62	1,727	1,863
Netherlands	87	585	272	42	986	935
Ireland	5	92	116	608	821	584
Spain	7	331	114	69	521	321
Italy	13	104	366	33	516	369
Denmark	244	76	22	—	342	257
Belgium	12	142	98	15	267	242
Luxembourg	—	78	85	15	178	157
Finland	6	81	3	1	91	79
Other Euro-Zone	215	34	30	22	301	299
Total Euro-Zone	$1,174	$3,402	$2,538	$913	$8,027	$7,095
Remainder of Europe:
United Kingdom	$347	$1,536	$1,655	$418	$3,956	$3,262
Switzerland	19	261	301	—	581	484
Sweden	113	209	38	—	360	291
Norway	49	63	7	—	119	110
Jersey (Channel Islands)	3	3	1	82	89	94
Other - Remainder of Europe	40	4	9	—	53	50
Total - Remainder of Europe	$571	$2,076	$2,011	$500	$5,158	$4,291
Total	$1,745	$5,478	$4,549	$1,413	$13,185	$11,386
Investments in Municipal Bonds
At September 30, 2025, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 98 percent of the portfolio rated A or higher.
The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	September 30, 2025
(in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value	December 31, 2024 Total Fair Value
California	$212	$145	$334	$691	$716
New York	28	89	293	410	422
Texas	11	57	109	177	265
Massachusetts	41	12	116	169	199
Florida	1	—	139	140	143
Connecticut	39	2	83	124	125
Pennsylvania	34	—	84	118	133
Illinois	4	26	54	84	110
Georgia	50	—	24	74	79
Oregon	7	45	15	67	71
Hawaii	65	—	1	66	74
Virginia	8	3	48	59	57
Alabama	—	—	58	58	57
All other states	50	33	569	652	692
Total	$550	$412	$1,927	$2,889	$3,143

AIG | Third Quarter 2025 Form 10-Q	77

ITEM 2 | Investments

Investments in Corporate Debt Securities
The following table presents the fair value of our available for sale corporate debt securities by industry categories:

Industry Category
(in millions)	September 30, 2025	December 31, 2024
Financial institutions:
Money center/Global bank groups	$4,826	$3,642
Regional banks – other	2,813	2,129
Life insurance	866	728
Securities firms and other finance companies	807	669
Insurance non-life	499	494
Regional banks – North America	1,513	1,314
Other financial institutions	4,987	4,116
Utilities	3,253	2,659
Communications	1,995	1,844
Consumer noncyclical	2,765	2,715
Capital goods	1,861	1,715
Energy	1,958	1,702
Consumer cyclical	3,734	3,284
Basic materials	2,017	1,838
Other	3,057	2,977
Total*	$36,951	$31,826
*At September 30, 2025 and December 31, 2024, approximately 89 percent and 88 percent, respectively, of these investments were rated investment grade.
Unrealized Losses of Fixed Maturity Securities
The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

September 30, 2025	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)	Cost(c)	Loss	Items(d)
Investment grade bonds
0-6 months	$6,923	$104	2,134	$21	$6	7	$—	$—	—	$6,944	$110	2,141
7-11 months	1,285	54	352	—	—	—	—	—	—	1,285	54	352
12 months or more	12,895	986	3,722	1,617	526	313	361	214	32	14,873	1,726	4,067
Total	$21,103	$1,144	6,208	$1,638	$532	320	$361	$214	32	$23,102	$1,890	6,560
Below investment grade bonds
0-6 months	$984	$13	577	$32	$9	31	$1	$1	3	$1,017	$23	611
7-11 months	130	5	67	—	—	1	—	—	1	130	5	69
12 months or more	836	49	408	53	16	21	1	1	2	890	66	431
Total	$1,950	$67	1,052	$85	$25	53	$2	$2	6	$2,037	$94	1,111
Total bonds
0-6 months	$7,907	$117	2,711	$53	$15	38	$1	$1	3	$7,961	$133	2,752
7-11 months	1,415	59	419	—	—	1	—	—	1	1,415	59	421
12 months or more	13,731	1,035	4,130	1,670	542	334	362	215	34	15,763	1,792	4,498
Total	$23,053	$1,211	7,260	$1,723	$557	373	$363	$216	38	$25,139	$1,984	7,671
(a)Represents the number of consecutive months that fair value has been less than cost by any amount.
(b)Represents the percentage by which fair value is less than cost.
(c)For bonds, represents amortized cost net of allowance.
(d)Item count is by CUSIP by subsidiary.
The allowance for credit losses was $3 million for investment grade bonds and $40 million for below investment grade bonds as of September 30, 2025.
Commercial Mortgage Loans
At September 30, 2025, we had direct commercial mortgage loan exposure of $2.9 billion.

78	AIG | Third Quarter 2025 Form 10-Q

ITEM 2 | Investments

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
September 30, 2025
State:
New York	19	$48	$202	$69	$20	$32	$—	$371	13%
California	17	90	189	27	26	32	—	364	13
Texas	19	78	135	2	30	21	—	266	9
Massachusetts	7	—	175	48	7	—	—	230	8
Florida	11	68	—	61	8	38	—	175	6
New Jersey	17	76	—	—	44	—	10	130	5
Pennsylvania	9	26	68	16	18	—	—	128	4
Illinois	5	88	13	—	—	—	—	101	4
Ohio	5	61	—	28	—	—	—	89	3
Washington	3	49	—	—	—	—	—	49	2
Other states	24	102	33	62	27	—	—	224	7
Foreign	26	222	218	78	28	80	116	742	26
Total*	162	$908	$1,033	$391	$208	$203	$126	$2,869	100%

December 31, 2024
State:
California	21	$97	$247	$30	$56	$32	$—	$462	14%
New York	19	43	217	70	20	32	—	382	12
Texas	19	78	201	2	31	22	—	334	10
Massachusetts	9	94	156	49	7	—	—	306	9
Florida	11	68	—	62	8	38	—	176	5
New Jersey	18	78	—	—	43	—	10	131	4
Pennsylvania	10	18	52	29	18	—	—	117	4
Illinois	6	88	20	—	—	—	—	108	3
Ohio	5	62	—	29	—	—	—	91	3
Washington	5	49	—	—	—	11	—	60	2
Other states	31	134	33	63	49	6	—	285	8
Foreign	36	278	182	98	69	117	109	853	26
Total*	190	$1,087	$1,108	$432	$301	$258	$119	$3,305	100%
*Does not reflect allowance for credit losses.
For additional information on commercial mortgage loans, see Note 7 to the Condensed Consolidated Financial Statements.
Net Realized Gains and Losses
The following table presents the components of Net realized gains (losses):

Three Months Ended September 30,	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(96)	$(6)	$(102)	$(66)	$(18)	$(84)
Change in allowance for credit losses on fixed maturity securities	2	—	2	1	(1)	—
Change in allowance for credit losses on loans	(52)	1	(51)	(3)	(1)	(4)
Foreign exchange transactions	(10)	(1)	(11)	65	1	66
All other derivatives and hedge accounting	(11)	2	(9)	7	(2)	5
Sales of alternative investments	(2)	—	(2)	(18)	—	(18)
Other*	(262)	(1)	(263)	22	3	25
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(431)	(5)	(436)	8	(18)	(10)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(54)	(54)	—	(157)	(157)
Net realized gains (losses)	$(431)	$(59)	$(490)	$8	$(175)	$(167)

AIG | Third Quarter 2025 Form 10-Q	79

ITEM 2 | Investments

Nine Months Ended September 30,	2025			2024
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(453)	$(62)	$(515)	$(320)	$(34)	$(354)
Change in allowance for credit losses on fixed maturity securities	(5)	—	(5)	(18)	(1)	(19)
Change in allowance for credit losses on loans	(2)	10	8	(23)	—	(23)
Foreign exchange transactions	183	18	201	176	(2)	174
All other derivatives and hedge accounting	(137)	(20)	(157)	(62)	—	(62)
Sales of alternative investments	1	—	1	(4)	(1)	(5)
Other*	(270)	(5)	(275)	13	—	13
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(683)	(59)	(742)	(238)	(38)	(276)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(109)	(109)	—	(158)	(158)
Net realized losses	$(683)	$(168)	$(851)	$(238)	$(196)	$(434)
*In the three and nine months ended September 30, 2025, Other increased primarily as a result of impairments on investments in real estate funds.
Higher Net realized losses excluding Fortitude Re funds withheld assets in the three months ended September 30, 2025 were primarily due to impairments on investments in real estate funds, higher losses on foreign exchange transactions, changes in allowance for credit losses on loans, higher losses on sales of securities and derivative and hedge activity, partially offset by lower losses on sales of alternative investments compared to the prior year period. Higher Net realized losses excluding Fortitude Re funds withheld assets in the nine months ended September 30, 2025 were primarily due to impairments on investments in real estate funds, higher losses on sales of securities and derivative and hedge activity, partially offset by changes in allowance for credit losses on loans compared to the prior year period.
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
Change in Unrealized Gains and Losses on Investments
The change in net unrealized gains and losses on investments in the three and nine months ended September 30, 2025 was primarily attributable to a change in the fair value of fixed maturity securities. For the three months ended September 30, 2025, net unrealized gains related to fixed maturity securities were $543 million due primarily to lower interest rates and narrowing of credit spreads. For the nine months ended September 30, 2025, net unrealized gains were $1.4 billion due to lower interest rates and narrowing of credit spreads.
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
CREDIT RATINGS
At September 30, 2025, approximately 61 percent of our fixed maturity securities were held by our U.S. entities. Approximately 91 percent of these securities were rated investment grade by one or more of the major rating agencies.
Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), Fitch Ratings Inc. (Fitch), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. We closely monitor the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At September 30, 2025, approximately 93 percent of such investments were either rated investment grade or, on the basis of analysis of our investment managers, were equivalent from a credit standpoint to securities rated investment grade. Approximately 17 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

80	AIG | Third Quarter 2025 Form 10-Q

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
For information regarding credit risks associated with investments, see Part II, Item 7. MD&A – Enterprise Risk Management in the 2024 Annual Report.
The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
(in millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Rating:
Other fixed maturity securities
AAA	$4,081	$5,254	$14	$13	$4,095	$5,267
AA	9,416	9,599	50	80	9,466	9,679
A	17,833	14,420	132	114	17,965	14,534
BBB	14,282	12,839	131	145	14,413	12,984
Below investment grade	4,574	4,171	4	4	4,578	4,175
Non-rated	54	60	—	—	54	60
Total	$50,240	$46,343	$331	$356	$50,571	$46,699
Mortgage-backed, asset-backed and collateralized
AAA	$11,249	$8,757	$120	$134	$11,369	$8,891
AA	7,310	6,765	52	89	7,362	6,854
A	783	482	122	49	905	531
BBB	467	470	82	88	549	558
Below investment grade	1,135	1,189	36	29	1,171	1,218
Non-rated	—	—	—	—	—	—
Total	$20,944	$17,663	$412	$389	$21,356	$18,052
Total
AAA	$15,330	$14,011	$134	$147	$15,464	$14,158
AA	16,726	16,364	102	169	16,828	16,533
A	18,616	14,902	254	163	18,870	15,065
BBB	14,749	13,309	213	233	14,962	13,542
Below investment grade	5,709	5,360	40	33	5,749	5,393
Non-rated	54	60	—	—	54	60
Total	$71,184	$64,006	$743	$745	$71,927	$64,751
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

AIG | Third Quarter 2025 Form 10-Q	81

ITEM 2 | Investments

The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

September 30, 2025
(in millions)
NAIC Designation	1	2	Total Investment Grade	3	4	5	6	Total Below Investment Grade	Total
Other fixed maturity securities	$30,929	$15,040	$45,969	$2,705	$1,689	$147	$7	$4,548	$50,517
Mortgage-backed, asset-backed and collateralized	20,686	552	21,238	54	51	11	2	118	21,356
Total*	$51,615	$15,592	$67,207	$2,759	$1,740	$158	$9	$4,666	$71,873
*Excludes $54 million of fixed maturity securities for which no NAIC Designation is available.

Insurance Reserves
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (LOSS RESERVES)
The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

	September 30, 2025			December 31, 2024
(in millions)	Net Loss Reserves	Reinsurance Recoverable	Gross Loss Reserves	Net Loss Reserves	Reinsurance Recoverable	Gross Loss Reserves
General Insurance:
North America Commercial:
U.S. Workers' Compensation (net of discount)	$2,421	$3,725	$6,146	$2,293	$3,916	$6,209
U.S. Excess Casualty	3,108	3,104	6,212	3,208	3,139	6,347
U.S. Other Casualty	4,871	3,099	7,970	4,387	3,416	7,803
U.S. Financial Lines	5,432	1,381	6,813	5,422	1,614	7,036
U.S. Property and Special Risks	4,174	896	5,070	4,297	1,233	5,530
Other product lines(b)	3,460	2,610	6,070	3,747	2,947	6,694
Total North America Commercial	23,466	14,815	38,281	23,354	16,265	39,619
International Commercial:
UK/Europe Casualty and Financial Lines	8,779	2,275	11,054	7,280	1,952	9,232
UK/Europe Property and Special Risks	2,487	2,223	4,710	2,355	1,761	4,116
Other product lines(b)	1,720	1,297	3,017	1,630	1,230	2,860
Total International Commercial	12,986	5,795	18,781	11,265	4,943	16,208
Global Personal:
U.S. Personal Insurance	782	1,980	2,762	836	2,048	2,884
UK/Europe and Japan Personal Insurance	1,341	719	2,060	1,269	670	1,939
Other product lines(b)	1,070	807	1,877	983	776	1,759
Total Global Personal	3,193	3,506	6,699	3,088	3,494	6,582
Unallocated loss adjustment expenses(b)	1,435	643	2,078	1,804	744	2,548
Total General Insurance	41,080	24,759	65,839	39,511	25,446	64,957
Other Operations	554	3,489	4,043	631	3,580	4,211
Total	$41,634	$28,248	$69,882	$40,142	$29,026	$69,168
(a)Includes net loss reserve discount of $1.2 billion and $1.2 billion at September 30, 2025 and December 31, 2024, respectively. For information regarding loss reserve discount, see Note 12 to the Condensed Consolidated Financial Statements.
(b)Other product lines and Unallocated loss adjustment expenses includes Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense for the Fortitude Re reinsurance of $2.3 billion and $2.7 billion at September 30, 2025 and December 31, 2024, respectively.

82	AIG | Third Quarter 2025 Form 10-Q

ITEM 2 | Insurance Reserves

Prior Year Development
The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment and major lines of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
General Insurance:
North America Commercial:
U.S. Workers' Compensation	$(22)	$(11)	$(139)	$(102)
U.S. Excess Casualty	(7)	72	92	86
U.S. Other Casualty	(13)	(2)	12	(27)
U.S. Financial Lines	(9)	(32)	(19)	(42)
U.S. Property and Special Risks	(25)	(53)	(102)	(43)
Other Product Lines	(63)	(35)	(152)	(35)
Total North America Commercial	$(139)	$(61)	$(308)	$(163)
International Commercial:
UK/Europe Casualty and Financial Lines	$216	$181	$216	$181
UK/Europe Property and Special Risks	(5)	(44)	(19)	(44)
Other Product Lines	(258)	(199)	(266)	(208)
Total International Commercial	$(47)	$(62)	$(69)	$(71)
Global Personal:
U.S. Personal Insurance	$(12)	$(1)	$(12)	$(1)
UK/Europe and Japan Personal Insurance	43	(33)	42	(33)
Other Product Lines	(50)	4	(50)	2
Total Global Personal	$(19)	$(30)	$(20)	$(32)
Total General Insurance*	(205)	(153)	$(397)	$(266)
Other Operations Run-Off	—	2	—	2
Total Prior Year (Favorable) Unfavorable Development	$(205)	$(151)	$(397)	$(264)
*Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $31 million and $34 million for the three months ended September 30, 2025 and 2024, respectively, and $93 million and $102 million for the nine months ended September 30, 2025 and 2024, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $15 million and $304 million for the three months ended September 30, 2025 and 2024, respectively, and $137 million and $241 million for the nine months ended September 30, 2025 and 2024, respectively. Also excludes the related changes in amortization of the deferred gain, which were $23 million and $178 million for the three months ended September 30, 2025 and 2024, respectively, and $83 million and $175 million for the nine months ended September 30, 2025 and 2024, respectively.
Net Loss Development
In the three months ended September 30, 2025, we recognized favorable prior year loss reserve development of $205 million. The key components of this development were:
North America Commercial
•Favorable development in Other Product Lines, reflecting experience in several lines, most notably short-tail Property.
•Favorable development in U.S. Property and Special Risks primarily driven by U.S. Property.
•Favorable development in U.S. Workers’ Compensation primarily related to loss sensitive business.
•Benefit from the amortization of the deferred gain on the adverse development cover.
International Commercial
•Favorable development in Other Product Lines, primarily due to development in Global Specialty, notably within Energy and Trade Credit, as well as development in short-tail Property.
•Adverse development in UK/Europe Casualty and Financial Lines driven by UK Financial Lines, and EMEA Casualty, particularly within Auto and General Liability lines, partially offset by favorable development in EMEA Financial Lines.
In the nine months ended September 30, 2025, we recognized favorable prior year loss reserve development of $397 million. The key components of this development were:
North America Commercial
•Favorable development in U.S. Workers’ Compensation primarily driven by favorable experience within Excess of Loss Sensitive offset by adverse development within Primary Guaranteed Cost and Defense Base Act business.
•Favorable development in Other Product Lines, reflecting favorable experience in several lines, most notably short-tail Property.

AIG | Third Quarter 2025 Form 10-Q	83

ITEM 2 | Insurance Reserves

•Favorable development in U.S. Property and Special Risks primarily driven by U.S. Property and Programs.
•Adverse development in U.S. Excess Casualty primarily driven by unfavorable development in Mass Tort.
•Benefit from the amortization of the deferred gain on the adverse development cover.
International Commercial
•Favorable development in Other Product Lines, primarily due to development in Global Specialty, notably within Energy and Trade Credit, as well as development in short-tail Property.
•Adverse development in UK/Europe Casualty and Financial Lines driven by UK Financial Lines, and EMEA Casualty, particularly within Auto and General Liability lines, partially offset by favorable development in EMEA Financial Lines.
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

84	AIG | Third Quarter 2025 Form 10-Q

ITEM 2 | Insurance Reserves

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

(in millions)	September 30, 2025	December 31, 2024
Gross Covered Losses
Covered reserves before discount	$9,431	$9,823
Inception to date losses paid	32,108	31,545
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$16,539	$16,368
Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,231	$13,094
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	3,043	2,906
Discount on ceded losses(a)	(909)	(936)
Pre-tax deferred gain before amortization	2,134	1,970
Inception to date amortization of deferred gain at inception	(1,657)	(1,564)
Inception to date amortization attributed to changes in deferred gain(b)	(179)	(122)
Deferred gain liability reflected in AIG's balance sheet	$298	$284
(a)The accretion of discount and a reduction in effective interest rates is offset by changes in estimates of the amount and timing of future recoveries.
(b)Excluded from APTI.
The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Balance at beginning of period, net of discount	$316	$143	$284	$149
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	15	304	137	241
Amortization attributed to deferred gain at inception(b)	(31)	(34)	(93)	(102)
Amortization attributed to changes in deferred gain(c)	(9)	(175)	(57)	(128)
Changes in discount on ceded loss reserves	7	22	27	100
Balance at end of period, net of discount	$298	$260	$298	$260
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

AIG | Third Quarter 2025 Form 10-Q	85

ITEM 2 | Insurance Reserves

Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our run-off operations. Those reinsurance transactions were designed to consolidate most of our insurance run-off lines into a single legal entity. As of September 30, 2025, $3.2 billion of reserves related to business written by multiple wholly-owned AIG subsidiaries had been ceded to Fortitude Re under these reinsurance transactions.

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
LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

SOURCES
Liquidity to AIG Parent from Subsidiaries
During the nine months ended September 30, 2025, our General Insurance companies distributed dividends of $2.3 billion to AIG Parent or applicable intermediate holding companies.
Sales of Corebridge Shares by AIG(a)
In May 2025, we sold approximately 13 million shares of Corebridge common stock at a per share purchase price of $32.15. The aggregate proceeds to AIG Parent were approximately $430 million.
In August and September 2025, we sold an aggregate of approximately 31.2 million shares of Corebridge common stock at a public offering price of $33.65 per share, which included 30 million shares initially offered and the partial exercise by the underwriters of their option to purchase additional shares. The aggregate proceeds to AIG Parent were approximately $1.0 billion.
Debt Issuance
In May 2025, AIG issued $625 million aggregate principal amount of 4.850% Notes Due 2030 and $625 million aggregate principal amount of 5.450% Notes Due 2035.

86	AIG | Third Quarter 2025 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

USES
General Borrowings
During the nine months ended September 30, 2025, $1.1 billion of debt categorized as general borrowings matured, was repaid and/or redeemed, including:
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
We made interest payments on our general borrowings totaling $262 million during the nine months ended September 30, 2025.
Dividends
We made cash dividend payments in the amount of $0.45 per share on AIG Common Stock for the three months ended September 30, 2025 and June 30, 2025 (an increase of 12.5 percent from prior dividend payments), and $0.40 per share for the three months ended March 31, 2025, totaling $734 million.
Repurchases of Common Stock(b)
During the nine months ended September 30, 2025, AIG Parent repurchased approximately 66 million shares of AIG Common Stock, for an aggregate purchase price of approximately $5.3 billion.

(a)On November 4, 2025, AIG launched a secondary public offering to sell 32.6 million shares of Corebridge common stock at a public offering price of $31.10 per share, corresponding to approximately $1.0 billion of gross proceeds. Subject to the completion of the offering, Corebridge has announced that it intends to purchase approximately $500 million of common stock from the underwriter at the same per share price to be paid by the underwriter to AIG, net of underwriting discounts and commissions. The offering is expected to close on November 6, 2025.
(b)Pursuant to a Securities Exchange Act of 1934 (the Exchange Act) Rule 10b5-1 repurchase plan, from October 1, 2025 to October 30, 2025, AIG Parent repurchased approximately 5 million shares of AIG Common Stock for an aggregate purchase price of approximately $406 million.
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
Interest payments totaled $268 million and $581 million in the nine months ended September 30, 2025 and 2024, respectively. Excluding interest payments, AIG had operating cash inflows of $2.9 billion in the nine months ended September 30, 2025 compared to operating cash inflows of $3.7 billion, including $104 million outflow from discontinued operations, in the prior year period.
Investing Cash Flow Activities
Net cash provided by investing activities in the nine months ended September 30, 2025 was $3.3 billion, compared to net cash used in investing activities of $1.0 billion, including $4.2 billion used in discontinued operations, in the prior year period.
Financing Cash Flow Activities
Net cash used in financing activities in the nine months ended September 30, 2025 totaled $5.7 billion, reflecting:
•$734 million to pay dividends of $0.45 per share in the three months ended September 30, 2025 and June 30, 2025, and $0.40 per share for the three months ended March 31, 2025 on AIG Common Stock;
•$5.3 billion to repurchase approximately 66 million shares of AIG Common Stock; and
•$154 million in net inflows from the issuance and repayment of long-term debt.
Net cash used in financing activities in the nine months ended September 30, 2024 totaled $2.1 billion reflecting:
•$758 million to pay dividends of $0.40 per share in the three months ended September 30, 2024 and June 30, 2024, and $0.36 per share for the three months ended March 31, 2024 on AIG Common Stock;
•$22 million to pay a first quarter dividend of $365.625 per share on AIG’s Series A 5.85% Non-Cumulative Perpetual Preferred Stock and redemption premiums;

AIG | Third Quarter 2025 Form 10-Q	87

ITEM 2 | Liquidity and Capital Resources

•$4.8 billion to repurchase approximately 65 million shares of AIG Common Stock;
•$509 million in net outflows from the issuance and repayment of long-term debt; and
•$3.9 billion in net inflows from discontinued operations.
LIQUIDITY AND CAPITAL RESOURCES OF AIG PARENT AND SUBSIDIARIES
AIG Parent
As of September 30, 2025 and December 31, 2024, respectively, AIG Parent had approximately $8.3 billion and $10.7 billion in liquidity sources held in the form of cash, short-term investments and AIG Parent's committed, revolving syndicated credit facility of $3.0 billion. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and dividends on AIG Common Stock.
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
We are party to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by us in the event of a drawdown of these letters of credit. Letters of credit issued in support of our insurance companies totaled approximately $2.4 billion at September 30, 2025.
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
As of September 30, 2025, a total of $3.0 billion remained available under the Facility.
CONTRACTUAL OBLIGATIONS
As of September 30, 2025, there have been no material changes in our contractual obligations from December 31, 2024, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Contractual Obligations in the 2024 Annual Report.

88	AIG | Third Quarter 2025 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As of September 30, 2025, there have been no material changes in our off-balance sheet arrangements and commercial commitments from December 31, 2024, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Off-Balance Sheet Arrangements and Commercial Commitments in the 2024 Annual Report.
DEBT
We expect to service and repay general borrowings through maturing investments and dispositions of invested assets, future cash flows from operations, cash flows generated from invested assets, future debt or preferred stock issuances and other financing arrangements.
The following table provides the rollforward of our total debt outstanding:

Nine Months Ended September 30, 2025	Balance, Beginning of Year	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes	Balance, End of Period
(in millions)
General borrowings:
Notes and bonds payable	$7,885	$1,241	$(717)	$157	$4	$8,570
Junior subordinated debt	602	—	(122)	—	1	481
AIG Japan Holdings Kabushiki Kaisha	239	—	(247)	8	—	—
Total general borrowings	8,726	1,241	(1,086)	165	5	9,051
Borrowings supported by assets	37	—	(1)	—	—	36
Other subsidiaries' notes, bonds, loans and mortgages payable - not guaranteed by AIG	1	—	—	—	(1)	—
Total long-term debt	$8,764	$1,241	$(1,087)	$165	$4	$9,087
Debt of consolidated investment entities - not guaranteed by AIG(a)	$158	$—	$(2)	$—	$—	$156
(a)Includes debt of consolidated investment entities primarily related to real estate investments of $156 million at September 30, 2025 and $158 million at December 31, 2024.
The following table summarizes maturing long-term debt at September 30, 2025 of AIG for the next four quarters:

	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
(in millions)	2025	2026	2026	2026	Total
Borrowings supported by assets	$12	$7	$—	$—	$19

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

September 30, 2025		Remainder	Year Ending
(in millions)	Total	of 2025	2026	2027	2028	2029	2030	Thereafter
General borrowings:
Notes and bonds payable	$8,570	$—	$30	$963	$722	$209	$959	$5,687
Junior subordinated debt	481	—	—	—	—	—	—	481
Total general borrowings	9,051	—	30	963	722	209	959	6,168
Borrowings supported by assets	36	12	7	—	—	—	—	17
Total long-term debt*	$9,087	$12	$37	$963	$722	$209	$959	$6,185
*Does not reflect $156 million of notes issued by consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.

AIG | Third Quarter 2025 Form 10-Q	89

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

90	AIG | Third Quarter 2025 Form 10-Q

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
DIVIDENDS
On November 4, 2025, our Board of Directors (the Board) declared a cash dividend on AIG Common Stock of $0.45 per share, payable on December 30, 2025 to shareholders of record on December 16, 2025.
The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors. For further detail on our dividends, see Note 14 to the Condensed Consolidated Financial Statements.
REPURCHASES OF AIG COMMON STOCK
The Board has authorized the repurchase of shares of AIG Common Stock through a series of actions. Effective April 1, 2025, the Board authorized the repurchase of $7.5 billion of AIG Common Stock (inclusive of the approximately $3.4 billion remaining under the Board's prior share repurchase authorization). During the nine months ended September 30, 2025, AIG Parent repurchased approximately 66 million shares of AIG Common Stock for an aggregate purchase price of $5.3 billion. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from October 1, 2025 to October 30, 2025, AIG Parent repurchased approximately 5 million shares of AIG Common Stock for an aggregate purchase price of approximately $406 million. As of October 30, 2025, $4.1 billion remained under the Board's authorization.
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
For additional information on AIG’s risk management program, see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2024 Annual Report.
The scope and magnitude of our market risk exposures is managed under a robust framework that contains defined risk limits and minimum standards for managing market risk in a manner consistent with our risk appetite statement. As of September 30, 2025, there have been no material changes in our market risk exposures, which may be found in Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2024 Annual Report. See Part I, Item 1A. Risk Factors in the 2024 Annual Report on how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

AIG | Third Quarter 2025 Form 10-Q	91

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
IBNR Incurred But Not Reported Estimates of claims that have been incurred but not reported to us.

92	AIG | Third Quarter 2025 Form 10-Q

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

AIG | Third Quarter 2025 Form 10-Q	93

Acronyms

Acronyms

A&H	Accident and Health Insurance	ISDA	International Swaps and Derivatives Association, Inc.
ABS	Asset-Backed Securities	Moody's	Moody's Investors Service, Inc.
APTI	Adjusted pre-tax income	NAIC	National Association of Insurance Commissioners
CDS	Credit Default Swap	NM	Not Meaningful
CLO	Collateralized Loan Obligations	ORR	Obligor Risk Ratings
CMBS	Commercial Mortgage-Backed Securities	RMBS	Residential Mortgage-Backed Securities
ERM	Enterprise Risk Management	S&P	Standard & Poor's Financial Services LLC
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
GAAP	Accounting Principles Generally Accepted in the United States of America	VIE	Variable Interest Entity

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is set forth in the Enterprise Risk Management section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by American International Group, Inc. (AIG) management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2025. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

94	AIG | Third Quarter 2025 Form 10-Q

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

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended September 30, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1-31	5,503,291	$81.12	5,503,291	$5,266
August 1-31	4,982,554	80.12	4,982,554	4,867
September 1-30	4,954,462	78.26	4,954,462	4,479
Total	15,440,307	$79.88	15,440,307	$4,479
*Excludes excise tax of $50 million due to the Inflation Reduction Act of 2022 for the nine months ended September 30, 2025.
During the three months ended September 30, 2025, American International Group, Inc. repurchased approximately 15 million shares of AIG Common Stock, par value $2.50 per share (AIG Common Stock) for an aggregate purchase price of $1.2 billion. From October 1, 2025 to October 30, 2025, we repurchased approximately 5 million shares of AIG Common Stock for an aggregate purchase price of approximately $406 million. Effective April 1, 2025, the Board of Directors authorized the repurchase of $7.5 billion of AIG Common Stock (inclusive of the approximately $3.4 billion remaining under the Board's prior share repurchase authorization).
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

AIG | Third Quarter 2025 Form 10-Q	95

ITEM 5 | Other Information
Not applicable.

ITEM 6 | Exhibits
Exhibit Index

Exhibit Number	Description	Location
10	(1) Letter Agreement including Non-Solicitation and Non-Disclosure Agreement, effective September 24, 2025, between AIG and John Neal*	Filed herewith.
	(2) AIG Long Term Incentive Plan (as amended and restated effective October 15, 2025)*	Filed herewith.
	(3) AIG Annual Short-Term Incentive Plan (as amended and restated effective October 15, 2025)*	Filed herewith.
22	Guaranteed Securities	None.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Furnished herewith.
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024 and (vi) the Notes to the Condensed Consolidated Financial Statements
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

96	AIG | Third Quarter 2025 Form 10-Q

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ KEITH WALSH
Keith Walsh
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/S/ KATHLEEN CARBONE
Kathleen Carbone
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: November 5, 2025

AIG | Third Quarter 2025 Form 10-Q	97