Form 10-K
period 2025-12-31
AMERICAN INTERNATIONAL GROUP, INC.
filed 2026-02-12
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2025, the aggregate market value of the registrant's voting and nonvoting common equity held by nonaffiliates was approximately $47,910 million.
As of February 6, 2026, 536,559,663 shares of the registrant's Common Stock, $2.50 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this annual report.

AMERICAN INTERNATIONAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

FORM 10-K

AIG | 2025 Form 10-K	1

Part I
ITEM 1 | Business
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

Global Workforce of more than 22,000 colleagues committed to taking ownership, setting the standard, winning together, being allies and doing what's right.	Balance Sheet Strength and Financial Flexibility with approximately $41 billion in shareholders’ equity and AIG Parent liquidity sources of $9.3 billion as of December 31, 2025.
In this Annual Report, unless otherwise mentioned or unless the context indicates otherwise, we use the terms “AIG,” the “Company,” “we,” “us” and “our” to refer to American International Group, Inc., a Delaware corporation, and its consolidated subsidiaries. We use the term “AIG Parent” to refer solely to American International Group, Inc., and not to any of its consolidated subsidiaries.

Available Information about AIG
Our corporate website is www.aig.com. We make available free of charge, through our corporate website, the reports that we file or furnish with the SEC (including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, any amendments to each of those reports and filings, and other disclosure), and corporate governance information (including our Code of Business Conduct and Ethics and any amendments of or waivers from the Code of Business Conduct and Ethics). Additionally, all of our reports filed with the SEC are available on the SEC's website at sec.gov.
Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K.

2	AIG | 2025 Form 10-K

ITEM 1 | Business

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
COMMERCIAL LINES PRODUCTS
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
Global Specialty: Products include marine, energy-related property insurance products, aviation, political risk, trade credit and trade finance.
PERSONAL INSURANCE PRODUCTS
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
COMPETITION
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
For additional information on our segments, see Note 3 to the Consolidated Financial Statements.

AIG | 2025 Form 10-K	3

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
The Compensation and Management Resources Committee of our Board of Directors (CMRC) is responsible for overseeing human capital management practices and programs, including retention, talent development and compensation and benefits. Management periodically reports to the CMRC on our various human capital management initiatives and metrics, including succession planning for key roles.
At December 31, 2025, we had approximately 22,100 employees based in approximately 45 countries, of which 27 percent are located in North America, 47 percent are in the Asia Pacific region and the remaining 26 percent are in the European, Middle East and Africa (EMEA region) and Latin America.
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
Management and the CMRC engage the services of third-party compensation consultants to help monitor the competitiveness of our incentive programs. We provide a performance-driven compensation structure that consists of base salary and, for eligible employees, short- and long-term incentives. We also offer comprehensive benefits to support the health, wellness, work-life balance and retirement preparedness/savings needs of our employees, including, for eligible employees, subsidized health care plans, life and disability insurance, wellness and mental health benefits, a legal assistance plan, paid time off, 16 hours of paid volunteer time off, 2:1 matching grants for eligible charitable donations, parental and bonding leave and both matching and Company 401(k) contributions for eligible employees.
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
We also maintain the AIG Compassionate Colleagues Fund (the Fund), which enables the Company and its employees to provide direct relief to help eligible colleagues overcome unforeseen financial hardships and disasters. Since its inception in 2021, the Fund has provided more than 3,600 grants to employees in 19 countries.
Talent Development. Equipping our people with the skills and capabilities to be successful and contribute to AIG is another priority. We do this by giving our employees access to meaningful tools, learning opportunities and resources to assist in their professional development no matter where they are in their career paths.

4	AIG | 2025 Form 10-K

ITEM 1 | Business

We offer extensive online learning programs through a global learning management system. Through these programs, employees can increase their insurance and business knowledge, build critical job skills and earn continuing education credits. We also offer a series of live, interactive learning opportunities that focus on providing employees with a strong foundation of core skills including communication, collaboration, coaching, change agility and problem solving. In addition, we offer tuition and certification training reimbursement to encourage employees to enhance their education and skills.
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
We place significant importance on promoting internal talent and succession planning. We use a globally consistent streamlined process to help identify a pipeline of talent for positions at all levels of the organization and the actions needed to support their development. In 2025, 38 percent of all our open positions were filled with internal talent.
Culture of Inclusion and Integrity. We strive to create an inclusive workplace that provides equal opportunities for all colleagues. We believe in building a culture where everyone is valued and where all perspectives are welcome. Our business is built on the fundamental Value of “Do What’s Right” and we strive to uphold the highest standards of integrity.

Regulation
GENERAL
Our insurance subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which our insurance businesses are located or operate. Insurance regulatory authorities in those jurisdictions are the primary regulators for those businesses; however, our operations are subject to regulation by many different types of regulatory authorities, including insurance, securities and derivatives regulators in the United States (U.S.) and abroad.
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
We expect that the U.S. and international laws and regulations applicable to us and our regulated entities will continue to evolve for the foreseeable future. See Item 1A. Risk Factors – Regulation – "New laws and regulations or new interpretations of current laws and regulations, both domestically and internationally, may affect our businesses, results of operations, financial condition and ability to compete effectively".
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
(g)imposing restrictions and limitations on the amount of, or requiring approval for, dividends or other distributions payable by an insurance company;
(h)enforcing rules related to outsourcing of material functions;

AIG | 2025 Form 10-K	5

ITEM 1 | Business

(i)requiring deposits of cash or securities for the benefit of policyholders;
(j)establishing requirements for acceptability of reinsurers and credit for reinsurance;
(k)establishing requirements for insurance reserves; and
(l)enterprise risk management (including technology risk management) and corporate governance requirements.
Our insurance subsidiaries are generally subject to laws and regulations that prescribe the type, quality and concentration of investments they can make and permissible investment practices, including with respect to derivatives, securities lending and repurchase transactions. In non-U.S. jurisdictions, our insurance subsidiaries may also be subject to laws requiring certain amounts and types of local investment.
Insurance laws in many jurisdictions also provide that no person, corporation or other entity may acquire "control" (as defined in such laws) of an insurance company, or a controlling interest in (or prescribed percentage of capital of) any direct or indirect parent company of an insurance company, without the prior approval of, or notice to, such insurance company’s domiciliary insurance regulator.
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
Noncompliance with such applicable laws, regulations or guidance could have a material adverse effect on our business or results of operations.
REGULATORY REGIMES
United States
States
In the U.S., the insurance industry is largely regulated by individual states’ and territories’ insurance regulators. The National Association of Insurance Commissioners (NAIC), a standard-setting and regulatory support organization created and governed by the chief insurance regulators from the 50 states, the District of Columbia and five U.S. territories, assists state insurance regulators in establishing standards and best practices, conducting peer reviews and coordinating regulatory oversight. The NAIC itself is not a regulator, and the model laws and regulations it promulgates only become effective in a state once formally adopted by such state and are subject to revision by each state. Examples of NAIC models adopted in substantial part by all states include:
•The Risk-Based Capital (RBC) for Insurers Model Act, which incorporates an RBC formula calculated in accordance with instructions updated annually by the NAIC that is designed to measure the adequacy of an insurer’s total adjusted capital, as calculated pursuant to the RBC formula, in relation to certain risks inherent in its business, and authorizes certain regulatory actions regarding insurers whose RBC levels fall below specific thresholds. The RBC levels of each of our U.S. domiciled insurance companies exceeded each of these specific thresholds as of December 31, 2025. In addition to RBC requirements, U.S. state insurance laws prescribe certain minimum capital and surplus requirements for insurance companies domiciled or licensed in each state. If any of our insurance entities fell below prescribed levels of statutory capital and surplus, it would be our intention to provide appropriate capital or other types of support to that entity. For additional information regarding our liquidity sources, see Part II, Item 7. MD&A – Liquidity and Capital Resources – Liquidity and Capital Resources of AIG Parent and Subsidiaries – Insurance Companies.

6	AIG | 2025 Form 10-K

ITEM 1 | Business

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
•In December 2020, the NAIC amended the Holding Company Models to incorporate a Group Capital Calculation (GCC) requirement, which requires the ultimate controlling person of every U.S. insurer to submit GCC reports to the insurance group’s lead state insurance regulator on an annual basis unless an exemption applies. These GCC provisions were incorporated in New York State laws in August 2023, making AIG formally subject to the GCC beginning in 2024. The GCC is intended to serve as an analytical tool for evaluating a firm’s capital position at the group level and is not intended as a prescribed group capital requirement.
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
The NAIC is currently engaged in a multi-pronged effort to determine whether additional standards, safeguards or disclosures are required in connection with certain investments by U.S. insurance companies, including related party investments, private credit and other complex assets.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), signed into law in 2010, brought about extensive changes to financial regulation in the United States and established the Federal Insurance Office (FIO) to serve as the central insurance authority in the federal government. While not serving a regulatory function, FIO performs certain duties related to the business of insurance and has authority to collect information on the insurance industry and recommend prudential standards. In addition, FIO monitors market access issues, represents the United States in international insurance forums and has authority to determine if certain regulations are preempted by "covered agreements" with non-U.S. authorities (which, as discussed below, generally effect mutual recognition of the equivalency of the relevant jurisdictions’ insurance and reinsurance prudential measures). FIO’s approval is required to subject a financial company whose largest U.S. subsidiary is an insurer to the special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC pursuant to Dodd-Frank. U.S. insurance subsidiaries of any such financial company, however, would remain subject to rehabilitation and liquidation proceedings under state insurance laws.
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

AIG | 2025 Form 10-K	7

ITEM 1 | Business

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
FSB and IAIS
The Financial Stability Board (FSB) consists of representatives of national financial authorities of the G20 countries. The FSB is not a regulator but is focused primarily on promoting international financial stability. The FSB has issued a series of frameworks and recommendations to address such issues as systemic financial risk, financial group supervision, capital and solvency standards, effective recovery and resolution regimes, corporate governance including compensation, and a number of related issues associated with responses to the 2008 financial crisis.
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

8	AIG | 2025 Form 10-K

ITEM 1 | Business

standards for areas such as group supervision, governance and internal controls, enterprise risk management, and recovery and resolution planning. We currently meet the criteria set forth to identify an IAIG, and the NYDFS, as our group-wide supervisor, has publicly disclosed us as an IAIG on the IAIS’ register of IAIGs.
The IAIS has adopted an enhanced set of supervisory policy measures for the assessment and mitigation of systemic risk in the insurance sector (Holistic Framework). The Holistic Framework recognizes that systemic risk may arise not only from the distress or disorderly failure of an individual insurer, but also from the collective exposures and activities of insurers at a sector-wide level. The FSB has also been engaging with member jurisdictions in order to encourage greater adherence to its “Key Attributes for Effective Resolution Regimes for the Insurance Sector” to ensure that large, internationally active insurers can exit the market in an orderly fashion and avoid the need for taxpayer bailouts. Starting in December 2024, the FSB began publishing an annual list of insurers, including AIG, that are subject to resolution planning requirements which impose on AIG an obligation to provide to our key global regulators a comprehensive resolution plan for the Company along with periodic updates.
As part of ComFrame, the IAIS also developed a risk-based global Insurance Capital Standard (ICS) applicable to IAIGs. The IAIS formally adopted the ICS at its annual general meeting in December 2024. The ICS is intended to be applied as a group-wide prescribed capital requirement, defined as a solvency control level above which the supervisor does not intervene on capital adequacy grounds. In parallel, the United States developed the Aggregation Method (AM) as an alternative approach to the consolidated ICS group-capital calculation. Following a comparability assessment, the IAIS determined in November 2024 that the AM delivers comparable outcomes to the ICS and therefore provides the basis for implementation of the ICS. The AM is expected to be implemented in the United States through the GCC.
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
In the European Union, the EU Digital Operational Resilience Act requires covered entities, including insurance intermediaries, reinsurance intermediaries and ancillary insurance intermediaries to comply with a wide range of organizational and technical requirements to identify, manage and mitigate operational risk arising from use of network and information systems and, in particular, the use of third-party information and communication technology service providers.
In October 2017, the NAIC adopted the Insurance Data Security Model Law (NAIC Data Security Model Law), which, among other things, requires insurers, insurance producers and other entities required to be licensed under state insurance laws to develop and maintain a written information security program, conduct risk assessments, and oversee the data security practices of third-party service providers. As of December 31, 2025, more than 25 jurisdictions had adopted the NAIC Data Security Model Law. In addition, on March 1, 2019, the NYDFS’s cybersecurity regulation became fully effective, requiring covered financial institutions, including insurance entities licensed in New York, to, among other things, implement a cybersecurity program designed to protect information systems. The 2023 amendments to this cybersecurity regulation added obligations for large insurers including enhanced and updated governance, risk assessment, and technology requirements, new notification obligations, and clarifying changes regarding enforcement.
The State of California enacted the California Consumer Privacy Act of 2018 (CCPA), which went into effect as of January 1, 2020, and imposes significant privacy obligations on businesses handling data related to California residents. The law has a number of exceptions; it does not apply to personal information collected, processed, sold, or disclosed pursuant to the federal Gramm-Leach-Bliley Act (GLBA) and implementing regulations or the California Financial Information Privacy Act. The California Privacy Rights Act passed in November 2020 became effective January 1, 2023 and amends the CCPA to create additional privacy rights and obligations in California. A number of other states, including Colorado, Connecticut, Texas and Virginia also enacted comprehensive consumer data privacy laws and many other states have proposed similar laws, albeit with similar exemptions for entities and/or data governed by the GLBA.
These privacy laws impose requirements on covered businesses that are similar to those imposed by the CCPA with respect to privacy notices, data subject rights and data security standards.
The Securities and Exchange Commission (SEC) requires that registrants disclose any material cybersecurity incident on Form 8-K within four business days of determining that the incident the registrant experienced is material. Periodic disclosures of, among other things, (i) details on the company’s cybersecurity policies and procedures, and (ii) cybersecurity governance and oversight policies, including the board of directors’ oversight of any material incidents (individually or in the aggregate) are also required.

AIG | 2025 Form 10-K	9

ITEM 1 | Business

The scope of the EU General Data Protection Regulation (GDPR) extends to entities established within the European Economic Area (EEA, i.e., EU member states plus Iceland, Liechtenstein and Norway) and to certain entities not established in the EEA (in certain instances, if they solicit or target individuals in the EU by offering goods or services to EEA data subjects or monitoring the personal behavior of EEA data subjects (e.g., in an online context)). The GDPR was also onshored in the UK through the European Union (Withdrawal) Act 2018, with adjustments as provided in subsequent regulations. Sanctions for non-compliance with the GDPR are onerous, with the potential for fines of up to 4 percent of global revenue for the most serious infringements.
We have sought to address the GDPR’s requirements by demonstrating accountability for compliance with the GDPR’s principles relating to processing of personal data, maintaining records of processing and completing mandatory Data Protection Impact Assessments in connection with data processing activities identified by the GDPR as “higher risk.”
The GDPR imposes requirements on the transfer of personal data outside of the EEA, including via standard contractual clauses supplemented by an assessment and due diligence of the legal and regulatory landscape of the jurisdiction of the data importer, the channels used to transmit personal data and the processors or subprocessors of personal data.
Certain U.S. states have adopted or are considering regulations and guidance relating to the use of “big data,” AI, machine learning and other technology innovations in the insurance marketplace. For example, in December 2023, the NAIC adopted a model bulletin on the use of AI by insurers that sets forth governance, risk management and other requirements that insurers using AI are expected to establish. A significant number of states have issued regulatory guidance based on the NAIC model bulletin. In addition, state insurance regulators in the United States, including NYDFS, have issued and will continue to consider regulations or proposed guidelines in the use of external data, algorithms and AI in insurance practices, including underwriting, marketing, and claims practices.
The EU has also taken steps to regulate the use of data and algorithms used for the purpose of AI and automated decision-making. For example, the European Union Artificial Intelligence Act, which entered into force on August 1, 2024, with various requirements becoming effective at different points in time, broadly regulates the use of AI. European countries, and supranational political organizations like the EU and the Council of Europe, are expected to continue taking an active role in regulating AI in ways that may impact the insurance industry.
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
SUSTAINABILITY
In recent years, federal- and state-level lawmakers and regulators in the United States and in other major countries in which we operate have increased their scrutiny on financial institutions and other companies’ governance, risk oversight, disclosures, plans, policies and practices in connection with climate change and other sustainability topics, which continue to evolve and diverge across jurisdictions. There have been active and significant regulatory developments on these issues in the form of newly proposed, issued or implemented laws, rules, regulations, guidance and frameworks regarding climate change that impose, or will impose if and when effective, new requirements and expectations, including in connection with climate- related governance, risk management, disclosures, stress testing and scenario analysis. Regulators in several jurisdictions are considering the so-called protection gap as it relates to climate – instances in which populations are under-insured or there is insufficient coverage to protect policyholders against the risks associated with climate change. We continue to actively monitor the regulatory landscape surrounding these issues.

10	AIG | 2025 Form 10-K

ITEM 1A | Risk Factors

ITEM 1A | Risk Factors

Risk Factor Summary
The following is a summary of the material risks and uncertainties that could adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.
Market Conditions
•Deterioration of economic conditions, geopolitical tensions, changes in market conditions or weakening global capital markets have affected and may continue to materially affect our businesses, results of operations, financial condition and liquidity.
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
•We rely on investment management and advisory arrangements with third-party investment managers for the majority of our investment portfolio. The historical performance of any investment manager we engage should not be considered indicative of the future results of our investment portfolio.
•The valuation of our investments involves the application of methodologies and assumptions to derive estimates, which may differ from actual experience and could result in changes to investment valuations that may materially adversely affect our business, results of operations, financial condition and/or liquidity or lead to volatility in our net income.
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
•Our development and use of new technology, such as generative artificial intelligence, may present risks.
•Our foreign operations expose us to risks that may affect our operations.

AIG | 2025 Form 10-K	11

ITEM 1A | Risk Factors

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
•Strategic transactions, including business or asset acquisitions and dispositions, may expose us to certain risks.
•We are subject to risks from our continuing equity market exposure to Corebridge. The anticipated benefits of our sales of Corebridge stock may not be achieved.
•Significant legal or regulatory proceedings may adversely affect our business, results of operations or financial condition.
•Scrutiny and evolving expectations from investors, customers, regulators, policymakers and other stakeholders regarding environmental, social, governance and sustainability matters, including governmental responses to such matters, may adversely affect our reputation or otherwise adversely impact our business and results of operations.
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
•We face intense competition in each of our business lines, and technological changes may present new and intensified challenges to our businesses.

12	AIG | 2025 Form 10-K

ITEM 1A | Risk Factors

Risk Factors
Investing in AIG involves risk. In deciding whether to invest in AIG, you should carefully consider the following risk factors. Any of these risk factors could have a significant or material adverse effect on our businesses, results of operations, financial condition or liquidity. They could also cause significant fluctuations and volatility in the trading price of our securities. Readers should not consider any descriptions of these factors to be a complete set of all potential risks that could affect AIG. These factors should be considered carefully together with the other information contained in this report and the other reports and materials filed by us with the SEC. Further, many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our businesses, results of operations, financial condition and liquidity beyond a risk’s singular impact.
MARKET CONDITIONS
Deterioration of economic conditions, geopolitical tensions, changes in market conditions or weakening global capital markets have affected and may continue to materially affect our businesses, results of operations, financial condition and liquidity.
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
Adverse economic conditions may result from a variety of factors including domestic and global economic and political developments, including changes in interest rate levels, plateauing or decreasing economic growth and business activity, recessions, social inflation, inflationary or deflationary pressures in developed economies, including the United States (U.S.), civil unrest, pandemics, geopolitical tensions, changes to international trade and/or tariff policies, foreign investment restrictions, military action or armed conflicts and corresponding sanctions imposed by the U.S. and other countries, and new or evolving legal and regulatory requirements on business investment, data protection, cybersecurity and artificial intelligence, hiring, migration, labor supply and global supply chains.
These and other market, economic, regulatory and political factors, including the effects of inflation, macroeconomic uncertainty, domestic and international political tensions, disruption to our business operations in countries exposed to geopolitical risk, natural disasters and the increased costs associated with meeting customer needs in such regions, adverse impacts resulting from changes to international trade, tariff and monetary policies, and any potential U.S. government shutdowns, have had and could continue to have a material adverse effect on our businesses, results of operations, financial condition, capital and liquidity in many ways, including:
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
•increased costs related to our direct and third-party support services, labor and financing, increased credit risk and decreased sales; and
•limitations on business activities and increased compliance risks with respect to economic sanctions regulations.

AIG | 2025 Form 10-K	13

ITEM 1A | Risk Factors

We are exposed to certain risks arising from or exacerbated by fluctuations in interest rates, such as a potential mismatch between the expected duration of our liabilities and our assets, changes in certain statutory reserve or capital requirements that are based on formulas or models that consider interest rates or prescribed interest rates, increased financing and refinancing costs, in particular with respect to our corporate debt instruments, and lower investment income on our floating rate investments that will adjust to lower coupons if short-term rates decrease. Changes in interest rates have had and could continue to have a material adverse effect on the value of our investment portfolio. For example, increases in interest rates have impacted, and may continue to impact, our investment portfolio by decreasing the estimated fair values of the fixed income securities that constitute a substantial portion of our investment portfolio as well as the alternative investments in our investment portfolio. This in turn has in the past increased and could in the future increase the unrealized loss positions in our portfolio which could materially and adversely affect our business, results of operations, financial condition and liquidity. Should a low interest rate environment return, it could negatively affect the performance of our investments and reduce the level of investment income earned on our investment portfolios. In addition, if our investment managers fail to react appropriately to difficult market or economic conditions, our investment portfolio could incur material losses.
RESERVES AND EXPOSURES
The amount and timing of insurance liability claims are difficult to predict and such claims may exceed the related liability for unpaid losses and loss adjustment expenses.
We regularly review the adequacy of the established liability for unpaid losses and loss adjustment expenses. We also conduct extensive analyses of our reserves during the year. Our liability for unpaid losses and loss adjustment expenses, however, has at times developed and may in the future develop adversely and materially impact our businesses, results of operations, financial condition and liquidity.
Estimation of ultimate net losses, loss expenses and the liability for unpaid losses and loss adjustment expenses is a complex process, particularly for long-tail and medium-tail liability lines of business. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business involving recently introduced product lines. In these cases, there is less historical experience or knowledge and less data upon which actuaries can rely. Estimating reserves is further complicated by unexpected claims or unintended coverages that may emerge due to unexpected events, such as pandemics or geopolitical conflicts. These emerging issues may increase the size or number of claims beyond our intent at the time of underwriting and may not become apparent for many years after a policy is issued.
While we use a number of analytical reserve development techniques to project future loss development, the liability for unpaid losses and loss adjustment expenses has been and may continue to be significantly affected by changes in loss cost trends or loss development factors that we rely upon in setting the liability for unpaid losses and loss adjustment expenses. These changes in loss cost trends or loss development factors could be due to changes in actual versus expected claims and losses, difficulties in predicting changes, such as changes in inflation, unemployment, or other social or economic factors affecting claims, including judicial and legislative actions, and changes in the tort environment. Any deviation in loss cost trends or in loss development factors might not be identified for an extended period of time after we record the initial loss reserve estimates for any accident year or number of years.
We review and update actuarial assumptions at least annually. If actual experience or revised future expectations result in projected future losses, we may be required to record additional liabilities through a charge to net realized gains or losses in the then-current period, which could negatively affect our business, results of operations, financial condition and liquidity. For additional information on reserve development, see Part II, Item 7. MD&A – Insurance Reserves.
For additional information on our loss reserves, see Part II, Item 7. MD&A – Critical Accounting Estimates – Loss Reserves and Note 13 to the Consolidated Financial Statements.
Reinsurance may be unavailable or too expensive relative to its benefit and may not be adequate to protect us against losses.
Our subsidiaries are major purchasers of third-party reinsurance and we use reinsurance as part of our overall risk management strategy. While reinsurance does not discharge our subsidiaries from their obligation to pay claims for losses insured under our policies, it makes the reinsurer liable to our subsidiaries for the reinsured portion of the risk. Market conditions beyond our control have impacted and may in the future impact the availability and cost of reinsurance and could have a material adverse effect on our business, results of operations and financial condition. For example, reinsurance is typically more difficult or costly to obtain after a year or consecutive years with a large number of major catastrophes, the severity and frequency of which have increased in recent years, and their likelihood may be further exacerbated by climate change. We have been and may, at certain times be, forced to incur additional costs for reinsurance, unable to obtain sufficient reinsurance on acceptable terms, or unable to obtain reinsurance for certain parts of our business. In instances where reinsurance is more costly, insufficient on acceptable terms or unavailable, we have had to, and may in the future have to, accept an increase in exposure to risk, reduce or stop writing certain lines of business written by our subsidiaries or seek alternatives in line with our risk limits, or a combination thereof.

14	AIG | 2025 Form 10-K

ITEM 1A | Risk Factors

Additionally, we are exposed to credit risk with respect to our subsidiaries’ reinsurers to the extent the reinsurance receivable is not secured, or is or becomes inadequately secured by collateral or does not benefit from other credit enhancements. We also bear the risk that a reinsurer is, or may be, unwilling to pay amounts we have recorded as reinsurance recoverables for any reason, including that the terms of the reinsurance contract do not reflect the intent of the parties to the contract or there is a disagreement between the parties as to their intent, or the terms of the contract cannot be legally enforced. The insolvency of one or more of our reinsurers, the inability or unwillingness of such reinsurers to make timely payments under the terms of our contracts or payments in an amount equal to our corresponding reinsurance recoverable, or the risk that the reinsurance transaction does not operate as intended, including due to a change in laws and regulations or on account of court or arbitration panel interpretations, could have a material adverse effect on our results of operations and liquidity.
Moreover, the use of reinsurance placed in the capital markets or placed with alternative market reinsurers supported by capital market institutions, like private equity firms that fund single purpose reinsurance capital vehicles, may not provide the same levels of protection as traditional reinsurance transactions. Any disruption, volatility and uncertainty in these markets or with respect to these capital market participants or these types of alternative reinsurance structures may impact the protection provided by this type of reinsurance or may limit our ability to access such markets on terms favorable to us or at all. Also, to the extent that we use structures based on an industry loss index or other metrics rather than on actual losses incurred by us, we could be subject to residual risk.
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
Events such as hurricanes, windstorms, hailstorms, flooding, earthquakes, landslides, wildfires, solar storms, earth sinking, tsunamis, war or other military action, acts of terrorism, explosions and fires, cyberattacks, product defects, pandemics, mass torts, civil unrest and other catastrophes have adversely affected our business in the past and could do so in the future.
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
•loss resulting from actual policy experience that is adverse compared to the assumptions made in product pricing, which could adversely affect underwriting profitability;
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
In addition, legislative and regulatory initiatives and court decisions following major catastrophes (both natural and man-made), as well as new and emerging mass tort claims, have required and could in the future require us to pay the insured beyond the contractual terms of the insurance policy and may prohibit the application of a deductible, resulting in inflated and unanticipated claims, or impose other restrictions, which would reduce our ability to mitigate exposure. These initiatives could impair our cash flows and adversely impact our subsidiaries’ capital ratios.
For additional information on potential catastrophic events, including a sensitivity analysis of our exposure to certain catastrophes, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risk.

AIG | 2025 Form 10-K	15

ITEM 1A | Risk Factors

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
Climate change presents challenges to our ability to effectively underwrite, model and price catastrophe risk particularly if the frequency and severity of catastrophic events such as hurricanes, tornadoes, heatwaves, floods, wildfires and windstorms and other natural disasters continues to increase. For example, losses resulting from actual policy experience may be adverse as compared to the assumptions made in product pricing and our ability to mitigate our exposure may be reduced.
Climate-related risks may also adversely impact the value of the securities that we hold or lead to credit risk of other counterparties we transact with, including reinsurers. Our reputation could also be negatively impacted as a result of changing and divergent customer or societal perceptions of organizations that we either insure or invest in due to their actions (or lack thereof) with respect to climate change, as well as political initiatives or other stakeholder expectations with respect thereto.
In addition, lawmakers and regulators at the federal, state and local levels have imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate and other sustainability-related risks. Additional actions by foreign governments, regulators and international standard setters have expanded, and could substantially expand, the regulations, guidance or expectations to which we may be subject. Laws, regulations and guidance adopted in U.S. local, state, federal or foreign jurisdictions regarding these topics differ from one another and this results in us having to comply with differing or inconsistent laws, regulations and guidance across jurisdictions in which we operate.
Additionally, climate-related litigation has increased in recent years. Many lawsuits center on enforcement or interpretation of environmental laws and regulations, often seeking to use litigation as a tool to influence governmental and corporate climate policies. Other cases seek damages for alleged contributions to climate change or for insufficient disclosure around material financial risks, which could cause us to experience increased claims under liability policies, such as casualty and directors’ and officers’ insurance policies, increase our liabilities and affect the viability of certain of our business lines. Furthermore, claims asserted against insureds have in the past, and may in the future, include alleged failure to manage risks associated with climate change, or that actions taken by the insured contributed to loss from the event. Such litigation may, through increased claims from our customers, adversely impact our business and results of operations. For more information regarding risks associated with legal proceedings, see Business and Operations – "Significant legal or regulatory proceedings may adversely affect our business, results of operations or financial condition."
We have also faced and may continue to face business continuity risk as a result of climate change-related incidents that may disrupt business operations, including extreme weather events. We cannot predict the long-term impacts of climate change on our business and results of operations.
For information regarding risks associated with other catastrophic events, see Reserves and Exposures – “Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events as well as mass torts” above.
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

16	AIG | 2025 Form 10-K

ITEM 1A | Risk Factors

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
Our investment portfolio’s returns have benefited historically from investment opportunities and general market conditions that may not currently exist and may not be repeated. Our results of operations and financial condition have in the past been, and may in the future be, adversely affected by the degree of concentration in our consolidated investment portfolio. For example, we have significant holdings of real estate and real estate-related investments, including residential mortgage- backed securities (both U.S. government-sponsored enterprise-issued and Non-Agency issued), and commercial mortgage-backed securities and whole loans. We also have significant exposures to domestic and global financial institutions, certain industries, such as consumer discretionary and non-discretionary, the U.S. federal, state and local government issuers and authorities, and various governments globally. Events or developments that have a negative effect on any particular industry, asset class, group of related industries or geographic region may adversely affect the valuation of our investments to the extent they are concentrated in such segments. Our ability to sell assets in such segments may be limited.
Our investments are also subject to market risks and uncertainties, including, in addition to interest rate risk, changes in the level of credit spreads, currency rates and equity prices, each of which has affected and will continue to affect the value of investments in our investment portfolio as well as the performance of, and returns generated by, such investments. For information regarding risks associated with interest rate volatility, see Market Conditions above.
Furthermore, our alternative investment portfolio, which is subject to volatility in equity markets, includes investments for which changes in fair value are reported through pre-tax income. An economic downturn or decline in the capital markets has had, and could in the future have, a material adverse effect on our investment income, including as a result of decreases in the fair value of alternative investments.
We rely on investment management and advisory arrangements with third-party investment managers for the majority of our investment portfolio. The historical performance of any investment manager we engage should not be considered indicative of the future results of our investment portfolio.
We rely on external investment managers to manage the majority of our investment portfolio, consisting of liquid fixed income securities, structured fixed income securities, certain private credit, private fund, joint venture and partnership investments, structured products, commercial real estate-related equity investments and commercial mortgage loans.
Our investment managers are generally compensated based on the size of the investment portfolios that they manage, rather than based on investment profits or income. As a result, these investment managers are not directly incentivized to maximize investment returns. There can be no guarantee that any investment manager we engage will be able to achieve any particular returns or generate investment opportunities with attractive, risk-adjusted returns for our investment portfolio in the future. If any of our investment managers becomes unable to effectively manage our portfolio investments, the concentration of assets in our portfolio that are managed by it could adversely affect our business, results of operations, financial condition and liquidity.
In addition, we have become more reliant on our external asset managers, and such increased dependence has reduced and may continue to reduce our internal capabilities and expertise or expose us to greater risk, including the risk that external asset managers may fail to meet our performance expectations or otherwise experience disruptions or losses.
The valuation of our investments involves the application of methodologies and assumptions to derive estimates, which may differ from actual experience and could result in changes to investment valuations that may materially adversely affect our business, results of operations, financial condition and/or liquidity or lead to volatility in our net income.
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

AIG | 2025 Form 10-K	17

ITEM 1A | Risk Factors

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
Any decision to pursue strategic changes or transactions in our business and operations may also subject our subsidiaries’ dividend plans to heightened regulatory scrutiny and could make obtaining regulatory approvals for extraordinary distributions by our subsidiaries, if required, more difficult. We are also subject to certain other restrictions on our capital from time to time.
If our liquidity is insufficient to meet our needs, we may need to have recourse to third-party financing, external capital markets or other sources of liquidity, which may not be available or could be expensive. The availability and cost of any additional financing at any given time depends on a variety of factors, including general market conditions, the volume of trading activities, the overall availability of credit, regulatory actions and our credit ratings and credit capacity. It is also possible that, as a result of such increased recourse to external financing, customers, lenders or investors could develop a negative perception of our long- or short-term financial prospects. If AIG Parent is unable to satisfy the required regulatory capital needs of a subsidiary, the subsidiary could become insolvent and be subject to supervisory actions by its regulator, including the appointment of a statutory receiver to assume control of and manage the business. The credit rating agencies could also downgrade the subsidiary’s financial strength ratings.
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
We have investments, including certain fixed income, structured and privately placed securities as well as investments in private funds, joint ventures, mortgage loans and real estate, for which limited or no established trading markets exist, that are less liquid than other investments, or that limit or restrict, by their terms, our ability to sell or otherwise dispose of such investments. In the event these investments become stressed or distressed, our ability to exit them or otherwise preserve their value may be limited. If it became necessary to sell such assets in a stressed market environment, the prices achieved in any sale may be lower than their carrying value, which could cause a material adverse effect on our business, financial condition, results of operations and cash flows. Adverse changes in the valuation of real estate and real estate-linked assets, volatility or deterioration of capital markets and widening credit spreads have in the past, and may in the future, materially adversely affect the liquidity and the value of our investment portfolios.
In the event additional liquidity is required by one or more of our companies, it may be difficult for us to generate additional liquidity by selling, pledging or otherwise monetizing these or other investments at reasonable prices and time frames.

18	AIG | 2025 Form 10-K

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
Downgrades of the Insurer Financial Strength (IFS) ratings of our insurance companies could (i) prevent these companies from selling, or make it more difficult for them to succeed in selling, products and services, (ii) make it more difficult for them to obtain new reinsurance or obtain it on reasonable pricing and other terms, and/or (iii) result in increased policy cancellations or return of premiums. A downgrade of the IFS ratings of our insurance companies could result in a downgrade of AIG Parent’s credit ratings. In the event of a downgrade of AIG Parent’s credit ratings, our financing costs will increase and the availability of financing could be limited. A downgrade could also cause our derivative counterparties to limit or reduce their exposure to us and thus reduce our ability to manage our market risk exposures effectively.
These events could also trigger regulatory scrutiny and potential actions by our regulators. Any of the foregoing events could adversely affect our business, results of operations, financial condition and liquidity. For additional information on rating agency actions, see Part II, Item 7. MD&A – Liquidity and Capital Resources – Financial Strength Ratings and – Credit Ratings.
BUSINESS AND OPERATIONS
Our risk management policies, standards and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses, results of operations, financial condition and liquidity.
We have developed and continue to enhance enterprise-wide risk management policies, standards and procedures to identify, monitor and mitigate risk to which we are exposed. Our risk management policies, standards and procedures may not be sufficiently comprehensive and may not identify or adequately protect us from every risk to which we are exposed. Many of our methods of identifying, measuring, underwriting and managing risks are based upon our study and use of historical market, applicant, customer, employee and bad actor behavior or statistics based on historical models. As a result, these methods may not accurately predict future exposures from events such as a major financial market disruption resulting from a natural or man-made catastrophe, that could be significantly different than the historical measures indicate, and which could also result in claims levels not previously observed. Establishing and maintaining adequate and disciplined underwriting standards is difficult and our efforts to do so may not be successful. We have and will continue to enhance our underwriting processes, including, from time to time, considering and integrating newly available sources of data to confirm and/or refine our traditional underwriting methods. Our efforts at implementing these improvements may not, however, be fully successful, which may adversely affect our competitive position. We have also introduced new product features designed to limit our risk and taken actions on in-force business, which may not be fully successful in limiting or eliminating risk. Moreover, our hedging programs and reinsurance strategies that are designed to manage risk rely on assumptions regarding our assets, liabilities, general market factors and the creditworthiness of our counterparties that could prove to be incorrect or inadequate. Our hedging programs utilize various hedging and derivative instruments, including but not limited to interest rate swaps, credit default swaps and foreign exchange forwards, which may not effectively or completely reduce our risk. Assumptions underlying models used to measure accumulations and support reinsurance purchases may prove inaccurate and could leave us exposed to larger than expected catastrophe losses in any given period. In addition, our current business continuity and disaster recovery plans may not be sufficient to reduce the impact of pandemics, a major cyber-attack, including ransomware, and other natural or man-made catastrophic events. Other risk management methods depend upon the evaluation of information regarding markets, clients or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events in each jurisdiction in which we operate. Further, various jurisdictions have unique requirements with respect to AI, third-party engagement, business resiliency and environmental, social and governance matters as well as matters relating to data protection and cybersecurity, which may impact the efficacy of our standardized risk management tools and techniques. Therefore, our policies and procedures may not be fully effective, and accordingly, our risk management policies, standards and procedures may not adequately mitigate the risks to our business, results of operations, financial condition and liquidity.
If our risk management policies, standards and procedures are ineffective, we may suffer unexpected losses and could be materially adversely affected. As our businesses change and the markets in which we operate evolve, new risks emerge, including risks posed by the rapidly developing technology associated with AI and the implementation thereof within our operations, by our third-party vendors and by competitors, and unanticipated challenges with respect thereto. As a result, new products or new business strategies may present risks that are not appropriately identified, monitored or managed. The effectiveness of our risk management strategies may be limited, resulting in losses, because of market stress or unanticipated financial market movements. In addition, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will understand, follow and comply with our risk management policies and procedures.

AIG | 2025 Form 10-K	19

ITEM 1A | Risk Factors

Pricing for our products is subject to our ability to adequately assess risks and estimate related losses.
Our business is dependent on our ability to price our products effectively and charge appropriate premiums and other charges. Pricing adequacy depends on a number of factors and assumptions, including proper evaluation of insurance risks, our expense levels, net investment income expected to be realized, our response to rate actions taken by competitors, legal and regulatory developments, the ability to obtain regulatory approval for rate changes and inflation. Management establishes target returns for each product based upon the factors described above, certain underwriting assumptions and capital requirements, including statutory, GAAP and economic capital models. We monitor and manage pricing and sales to achieve target returns on new business, but we may not be able to achieve those returns. Additionally, the property and casualty insurance markets are historically cyclical and experience periods of relatively strong premium rates followed by periods of increased competition that drive premium rates down. Inadequate pricing and the difference between estimated results and actual results could have a material adverse effect on the profitability of our operations and our financial condition.
We are exposed to certain risks if we are unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data, which could compromise our ability to conduct business and adversely affect our consolidated business, results of operations, financial condition and liquidity.
We use information technology systems, infrastructure, including energy supply, and networks and other operational systems to store, retrieve, evaluate and use customer, employee and company data and information. Our business is highly dependent on our ability to access these systems and networks to perform necessary business functions. In the event of a natural disaster, unauthorized or fraudulent access, a terrorist attack, a major cyber-attack or other disruption, our systems, networks, and data may be inaccessible to our employees, customers or business partners for an extended period of time, and we may be unable to meet our business obligations and regulatory requirements for an extended period of time if our data or systems are disabled, manipulated, destroyed or otherwise compromised. Additionally, some of our technology systems are older, legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade, and in some cases may not be able to be fully protected or to implement the latest security patches. Supply chain disruptions or delays could prevent us from maintaining and implementing changes, updates and upgrades to our systems and networks in a timely manner or at all. System and network failures or outages, including with respect to third parties, have in the past compromised and could in the future compromise our ability to perform business functions in a timely manner, which could harm our ability to conduct business, hurt our relationships with our business partners and customers and expose us to legal claims as well as regulatory investigations and sanctions, any of which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
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
Like other global companies, the systems and networks we maintain and third-party systems and networks we or our vendors use are currently, and may in the future continue to be, subject to or targets of unauthorized or fraudulent access, including physical or electronic break-ins or unauthorized tampering, as well as cybersecurity threats such as “denial of service” attacks, phishing, automated attacks, and other disruptive attacks, including ransomware. Cyber threats are constantly evolving and the techniques used in these attacks evolve rapidly, including the use of emerging technologies, such as advancing forms of artificial intelligence and quantum computing by nation state threat actors and criminal organizations. The new cyber risks introduced by these changes in technology, such as deepfake schemes, require us to devote significant attention to identification, assessment and analysis of the risks and implementation of corresponding preventative measures. Additionally, the frequency and sophistication of such threats continue to increase and often become further heightened in connection with geopolitical tensions. Also, like other global companies, we have an increasing challenge of retaining and attracting highly qualified personnel to assist us in combatting these security threats.
Our cybersecurity measures, including information security and technology policies and standards, administrative, technical and physical controls and other actions by us or contracted third-parties designed to be preventative, may not provide fully effective protection from threats to our data, systems and networks, including malware and computer virus attacks, ransomware, unauthorized access, business e-mail compromise, misuse, denial-of-service attacks, system failures and other disruptions. We maintain insurance to cover operational risks, such as cyber risk and technology outages, but it may not cover all costs associated with the consequences of information systems or personal, confidential or proprietary information being compromised. In the case of a successful ransomware attack in which our data and information systems are compromised and applicable processes to restore access are not effective, our information could be held hostage until a ransom, which may be significant, is paid. In some cases, such a compromise may not be immediately detected, which may make it difficult to restore critical services, mitigate damage to assets and maintain the integrity and security of data including any policyholder, employee, agent, and other confidential information processed through our systems and networks.

20	AIG | 2025 Form 10-K

ITEM 1A | Risk Factors

Additionally, since we rely heavily on information technology and systems (which is expected to increasingly include the use of artificial intelligence), on digital connectivity with trading partners, and on the integrity and timeliness of data to run our businesses and service our customers, any such security event and resulting compromise of systems or data have in the past and could in the future impede or interrupt our business operations and our ability to service our customers, and materially and adversely affect our business, results of operations, financial condition and liquidity.
Any actions we take to evaluate and enhance our information security and technology systems and processes, including third-party systems and services on which we rely, as well as changes designed to update and enhance our protective measures to address new threats, may not sufficiently decrease the risk of a system or process failure, and further, such changes may create a gap in the associated security measures during the change period. Any such system or process failure or security measures gap could materially and adversely affect our business, results of operations, financial condition and liquidity.
We routinely transmit, receive and store personal, confidential and proprietary information by secured email and other electronic means. We have been, and in the future may be, unable to keep such information confidential and secure, especially with clients, vendors, service providers, counterparties and other third parties who may not have or use appropriate controls to protect personal, confidential or proprietary information. Failure to secure or appropriately handle personally identifiable information or confidential or proprietary information has caused and could in the future cause a loss of data or compromised data integrity. In addition, such failure has and could subject us to litigation, investigations, sanctions, and regulatory and law enforcement action and other liability under U.S. and international laws and regulations, including remediation or other expenses. It could also result in reputational harm and loss of business. Any of the foregoing events could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Furthermore, several of our businesses are required to comply with laws and regulations enacted by U.S. federal and state governments, the EU or other jurisdictions, or enacted by various regulatory organizations or exchanges relating to the privacy and security of the information of clients, employees or others. The variety of applicable privacy and information security laws and regulations exposes us to heightened regulatory scrutiny, requires us to incur significant technical, legal and other expenses in an effort to achieve and maintain compliance and will continue to impact our business in the future by increasing legal, operational and compliance costs. While we have taken steps to comply with privacy and information security laws, we cannot guarantee that our efforts will meet the evolving standards imposed by data protection authorities. If we are found not to be in compliance with these privacy and security laws and regulations, we may be subject to potential private consumer, business partner or securities litigation, regulatory inquiries, and governmental investigations and proceedings, including class-actions. Any such developments may damage our reputation and subject us to material fines and other monetary penalties and damages, divert management’s time and attention, and lead to further enhanced regulatory oversight, any of which could have a material adverse effect on our business, results of operations, financial condition and liquidity. Additionally, we expect that developments in privacy and cybersecurity worldwide will increase financial and reputational implications in the event of a significant breach of our or our third-party suppliers’ information technology systems. For additional information on data protection and cybersecurity regulations, see Item 1. Business – Regulation – Privacy, Data Protection, Cybersecurity and Artificial Intelligence Requirements and Part II, Item 7. MD&A – Enterprise Risk Management – Technology Risk – Cybersecurity Risk.
Our development and use of new technology, such as generative artificial intelligence, may present risks.
We use artificial intelligence (AI) in our business, including applying generative AI to certain aspects of the underwriting and claims processes in certain lines of business, which may raise technological, security, legal, regulatory and other risks and challenges that may adversely affect our operations, business or reputation. Such risks include the misuse, inadvertent or otherwise, of personal data or other sensitive, confidential or proprietary information, flaws in our or third-party models or training datasets resulting in biased, inaccurate or unanticipated outcomes, ethical considerations regarding the use and deployment of AI technologies, potential infringement of third-party intellectual property rights or the dilution of our intellectual property, and challenges implementing appropriate governance controls to ensure the ongoing, safe deployment of AI systems. The market-wide development of AI tools is growing rapidly and we face competitive risks if our deployment of AI technologies is unable to keep pace with that of our competitors, or we fail to anticipate trends in the use of AI tools.
AI technologies may be misused, and that risk is increased by the relative newness of the technology, the speed at which it is being adopted and ongoing uncertainty with respect to the laws, regulations and standards governing its development and deployment federally, across localities and states and internationally. Such misuse, and a realization of the previously mentioned risks, could negatively impact our reputation, financial condition and results of operations, the demand for our products and services, otherwise cause competitive harm and/or draw adverse legal and regulatory scrutiny. Insurers' use of AI is subject to existing regulations, and it is possible that the insurance industry will be subject to new or additional regulations and/or guidance regarding the development and use of AI technologies that could affect our operations in one or more jurisdictions. We cannot predict what, if any, regulatory actions will be taken with regard to the use of AI in our business, but any limitations may have a material impact on our underwriting and claims processes, our financial condition or our results of operations. Moreover, because some AI technologies are relatively new, such as generative AI, many of the potential risks regarding their use are currently unknown. As we expand the incorporation of AI

AIG | 2025 Form 10-K	21

ITEM 1A | Risk Factors

technologies in our business, these risks will be heightened. For additional information regarding regulation with respect to AI technologies, see Item 1. Business - Regulation - Privacy, Data Protection, Cybersecurity and Artificial Intelligence Requirements.
For additional risks with respect to the use of AI, see Business and Operations – “We are exposed to certain risks if we are unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data, which could compromise our ability to conduct business and adversely affect our consolidated business, results of operations, financial condition and liquidity,” Regulation – “Our businesses are heavily regulated and changes in laws and regulations may affect our operations, increase our insurance subsidiary capital requirements or reduce our profitability,” and Employees and Competition – “We face intense competition in each of our business lines, and technological changes may present new and intensified challenges to our businesses.”
Our foreign operations expose us to risks that may affect our operations.
Through our operations, licenses and authorizations and network partners, we provide insurance solutions that help businesses and individuals in approximately 200 countries and jurisdictions protect their assets and manage risks. A substantial portion of our business is conducted outside the U.S., and we intend to continue to grow our business in strategic markets. Operations outside the U.S. have in the past been, and may in the future be, affected by elevated climate risks, regional economic downturns, changes in foreign currency exchange rates and foreign interest rates, geopolitical events or upheaval, sanctions policies, changes to international trade and/or tariff policies, nationalization and other restrictive government or regulatory actions, which could also affect our other operations.
Our subsidiaries operating in foreign jurisdictions must satisfy local regulatory requirements and these local licenses may require AIG Parent to meet certain conditions. Licenses issued by foreign authorities to our subsidiaries are subject to modification and revocation. Consequently, our insurance subsidiaries could be prevented from conducting future business in some of the jurisdictions where they currently operate. Adverse actions from any single country could adversely affect our results of operations, depending on the magnitude of the event and our financial exposure at that time in that country.
We are subject to myriad regulations which govern items such as sanctions, bribery and anti-money laundering, for which failure to comply could expose us to significant penalties. Laws and regulations aimed at preventing money laundering, which in some jurisdictions apply to insurance companies, create obligations to know certain information about clients and take steps to monitor for suspicious activities. U.S. and non-U.S. anti-corruption laws, such as the Foreign Corrupt Practices Act, the Foreign Extortion Prevention Act, and the U.K. Bribery Act 2010, broadly prohibit bribery of government officials, solicitation of bribes by government officials, commercial bribery, and other forms of potentially corrupt activities. Also, the Department of the Treasury’s Office of Foreign Assets Control administers regulations that restrict or prohibit dealings involving certain organizations, individuals and countries. The UK, the EU, Japan and other jurisdictions maintain similar laws and regulations. If our policies and controls designed to ensure compliance with these laws and regulations are ineffective and/or an employee or third party fails to comply with applicable laws and regulations, we could in the future suffer civil and criminal penalties, including disgorgement, and our business and our reputation could be adversely affected.
Third parties we rely upon to provide certain business and administrative services on our behalf may not perform as anticipated, which could have an adverse effect on our business and results of operations.
We have used and will continue to use outsourcing strategies and third-party providers to perform operational, middle- and back-office processes and deliver contracted services in a broad range of areas, including, but not limited to, administration or servicing of certain policies and contracts, finance, actuarial, information technology services related to infrastructure, and investment advisory and management services. In addition, we rely upon third parties to implement technological enhancements which may be complex and, have in the past and may in the future, require significant time and resource prioritization and result in inefficiencies and delays in meeting operational and financial targets. These risks may impair our ability to achieve anticipated improvements in our businesses, may disrupt or otherwise harm our operations which could materially and adversely affect our businesses, financial condition and operations.
Further, our use of third-party investment managers to manage the majority of our investment assets could create risk. For information regarding our reliance on third-party investment managers, see Investment Portfolio and Concentration of Investments – “We rely on investment management and advisory arrangements with third-party investment managers for the majority of our investment portfolio. The historical performance of any investment manager we engage should not be considered as indicative of the future results of our investment portfolio.” above.
Third parties performing regulated activities on our behalf, such as sales and servicing of insurance products, pose a heightened risk as we may be held accountable for their conduct in circumstances where it fails to comply with applicable law. Some of the third-party providers we use are located outside the U.S., which exposes us to business disruption and political risks inherent to conducting business across multiple jurisdictions. We periodically negotiate the terms of the provisions and renewal of these relationships, and future terms may not be acceptable to us, such third parties or regulators.

22	AIG | 2025 Form 10-K

ITEM 1A | Risk Factors

If such third-party providers experience disruptions, fail to meet applicable licensure requirements, do not perform as anticipated or in compliance with applicable laws and regulations, terminate or fail to renew our relationships, or such third-party providers in turn rely on services from another third-party provider, which experiences such disruptions, licensure failures, non-performance or non-compliance, termination or non-renewal of its contractual relationships, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, contractual, legal, regulatory or policyholder obligations), a loss of business, increased costs or reputational harm, compromises to our data integrity, or suffer other negative consequences, including potential regulatory consequences, such as increased scrutiny and sanctions, all of which may have a material adverse effect on our business, consolidated results of operations, liquidity and financial condition.
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
We maintain relationships with a number of key distributors, which results in distributor concentration. Distributors have in the past, and may in the future, elect to renegotiate the terms of existing relationships, such that those terms may not remain attractive or acceptable to us, limit the products they sell, including the types of products they offer on our behalf, or otherwise reduce or terminate their distribution relationships with us, with or without cause. This could be due to various reasons, such as industry consolidation of distributors or other industry changes that increase the competition for access to distributors, developments in laws or regulations that affect our business or industry, including the marketing and sale of our products and services, adverse developments in our business, the distribution of products with features that do not meet minimum thresholds set by the distributor, strategic decisions that impact our business, adverse rating agency actions or concerns about market-related risks.
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
If we are unsuccessful in attracting, retaining and training key distribution partners, or are unable to maintain our distribution relationships, our sales could decline, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, substantially all of our distributors are permitted to sell our competitors’ products. If our competitors offer products that are more attractive than ours or pay higher commission rates to the distribution partners than we do or for other reasons outside of our control, these distribution partners could concentrate their efforts on selling our competitors’ products instead of ours.
In addition, we can, in certain circumstances, be held responsible for the actions of our third-party distributors, including registered representatives, insurance agents and agencies, marketing organizations, business partners, and their respective employees, agents and representatives, in connection with the marketing and sale of our products by such parties, including the security of their operations and their handling of confidential information and personal data, in a manner that is deemed not compliant with applicable laws and regulations. This is particularly acute with respect to unaffiliated distributors where our risk assessment, training and compliance programs may not be sufficient to directly monitor or control the manner in which our products are sold. Further, misconduct by employees and agents in the sale of our products could also result in violations of laws by us or our subsidiaries, regulatory sanctions and serious reputational or financial harm to us. The precautions we take to prevent and detect the foregoing activities may not be effective. If our products are distributed in a manner alleged to be inappropriate, or third-party distributors experience a security or data breach due to deficient operational controls, we could suffer reputational and/or other financial harm to our business.
Our restructuring initiatives may not yield expected reductions in expenses and/or improvements in operational and organizational efficiency.
From time to time, we engage in restructuring initiatives designed to reduce our expenses and improve operational and organizational efficiency. We may not be able to fully realize the anticipated expense reductions and operational and organizational efficiency improvements we expect to result from our focus on our operating model and associated initiatives. Actual costs to implement these initiatives may exceed our estimates or we may be unable to fully implement and execute these initiatives as planned. Our businesses and results of operations may be negatively impacted if we are unable to realize these anticipated expense reductions and efficiency improvements or if implementing these initiatives harms our relationships with customers or employees or our competitive position.

AIG | 2025 Form 10-K	23

ITEM 1A | Risk Factors

The successful implementation of these initiatives may continue to require us to effect business rationalizations, technology enhancements, business process outsourcing, workforce reductions, modifications to our operating model and other actions, which depend on a number of factors, some of which are beyond our control.
Strategic transactions, including business or asset acquisitions and dispositions, may expose us to certain risks.
We have engaged in strategic transactions, including business or asset acquisitions and dispositions, and may continue to do so. Such transactions may, individually or in the aggregate, be material to us. The completion of any strategic transaction is subject to certain risks, including those relating to the receipt of required regulatory approvals, the terms and conditions of regulatory approvals, our ability to satisfy such terms and conditions, the occurrence of any event, change or other circumstances that could give rise to the termination of a transaction and the risk that parties may not be willing or able to satisfy the conditions to a transaction. As a result, business or asset acquisitions or dispositions may not be completed as contemplated, on the expected timeline, or at all.
Once completed, there can be no assurance that we will realize the anticipated economic, strategic or other benefits of any transaction. For example, the integration of businesses we acquire may not be as successful as we anticipate or there may be undisclosed risks present in such businesses. Additionally, difficulties or delays in separating a divested business from our existing infrastructure, systems and operations could reduce the anticipated economic, strategic or other benefits of such transaction.
Strategic transactions, including acquisitions and dispositions involve a number of risks, such as operational, strategic, financial, accounting, legal, compliance and tax risks. Our existing businesses could also be negatively impacted by acquisitions. Risks resulting from future acquisitions may have a material adverse effect on our results of operations and financial condition. In connection with a strategic transaction, we may also hold a concentrated position in securities of the acquirer or the target, received as part of the consideration, which subjects us to risks related to the price of equity securities and our ability to monetize such securities.
We have also provided and may provide financial guarantees and indemnities in connection with the businesses we have sold or may sell, as described in greater detail in Note 15 to the Consolidated Financial Statements. While we do not currently believe that claims under these indemnities will be material, it is possible that significant indemnity claims could be made against us. Any such claim or claims, if successful, could have a material adverse effect on our results of operations, cash flows and liquidity.
For additional information regarding the risks associated with our continuing equity market exposure to Corebridge, see Business and Operations – “We are subject to risks from our continuing equity market exposure to Corebridge. The anticipated benefits of our sales of Corebridge stock may not be achieved" below.
We are subject to risks from our continuing equity market exposure to Corebridge. The anticipated benefits of our sales of Corebridge stock may not be achieved.
Since the closing of the initial public offering of Corebridge’s common stock in September of 2022, we have continued to sell down our interest in Corebridge.
Although Corebridge has been deconsolidated from our consolidated financial results, we continue to hold a significant stake in Corebridge's common stock. At the time of deconsolidation on June 9, 2024, we elected the fair value option to account for our remaining investment in Corebridge. From that date onward, fair value changes in Corebridge’s stock and dividends received from Corebridge are recognized in net investment income. As a result, a decline in the market value of Corebridge common stock may result in a decrease in our investment income and may have a material and adverse effect on our results and financial condition.
There can be no assurance as to the price, transaction costs, or timing of further Corebridge stock sales and, as a result, we may fail to realize the expected benefits of our sales of such stock, including if there are adverse movements in its market value prior to, or at the time of, such sales.
For a detailed discussion of the Corebridge deconsolidation, see Note 4 to the Consolidated Financial Statements.
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

24	AIG | 2025 Form 10-K

ITEM 1A | Risk Factors

We, our subsidiaries and our and their respective officers and directors are also subject to, or may become subject to, a variety of additional types of legal disputes brought by holders of our securities, customers, employees and others, alleging, among other things, breach of contractual or fiduciary duties, bad faith, indemnification and violations of federal and state statutes and regulations. Certain of these matters may also involve potentially significant risk of loss due to the possibility of significant jury awards and settlements, punitive damages or other penalties. Many of these matters are also highly complex and seek recovery on behalf of a class or similarly large number of plaintiffs. It is therefore inherently difficult to predict the size or scope of potential future losses arising from them, and developments in these matters could have a material adverse effect on our business, financial condition or results of operations.
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
There is scrutiny and evolving expectations from investors, customers, regulators, policymakers and other stakeholders on companies’ governance, risk oversight, disclosures, plans, policies and practices regarding environmental, social, governance and sustainability matters, including those related to environmental stewardship, climate change, gender, race and market and workplace conduct. The requirements, standards and expectations of such stakeholders may also, as a whole, reflect diverging or conflicting values or policy objectives.
Governmental actions to mitigate climate and other risks related to environmental, social, governance and sustainability matters, or, conversely, to restrict actions companies may take in response to such risks, could have an adverse effect on our business and results of operations. Internationally and at the U.S. federal, state and local levels, regulators have imposed and likely will continue to impose requirements and guidance related to environmental, social, governance and sustainability matters, which will continue to evolve and may conflict with one another, impose additional costs on us and expose us to new or additional risks, including financial, regulatory, litigation, reputational and operational risks. See Item 1. Business – Regulation – Sustainability.
Furthermore, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to different environmental, social and governance matters, and unfavorable ratings of the Company or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries.
We may not be able to meet the requirements, standards or expectations of our various stakeholders on environmental, social, governance and sustainability issues, including with respect to any current or future targets, goals, plans, standards or expectations on these matters (including any previously announced climate target, goal or plan), whether established or set by us or third parties, due to a variety of factors, including regulatory or other developments, changes to the methodologies, assumptions and estimates that underlie our climate- and other sustainability-related targets, goals and strategy, or the actions of or information provided by third parties outside of our control, who may apply standards, methodologies, practices and policies that differ from ours. Due to potentially diverging or conflicting values and policy objectives of our stakeholders, any actual or perceived action on our part relating to environmental, social, governance and sustainability issues, or a lack thereof, could result in adverse publicity, negative investor sentiment, regulatory scrutiny, reputational harm, or loss of customer and/or investor confidence, which could adversely affect our business and results of operations.
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

AIG | 2025 Form 10-K	25

ITEM 1A | Risk Factors

REGULATION
Our businesses are heavily regulated and changes in laws and regulations may affect our operations, increase our insurance subsidiary capital requirements or reduce our profitability.
Our operations generally, and our insurance subsidiaries in particular, are subject to extensive and potentially conflicting laws and regulations in the jurisdictions in which we operate. Our business and financial condition are also subject to supervision and regulation by authorities in the various jurisdictions in which we do business. Federal, state and foreign regulators also periodically review and inspect our insurance businesses, including Company-specific and industry-wide practices. The primary purpose of insurance regulation is the protection of insurance and reinsurance contract holders. The extent of regulation on our insurance business varies across the jurisdictions in which we operate, but generally is governed by laws that delegate regulatory, supervisory and administrative authority to insurance departments and similar regulatory agencies. The laws and regulations that apply to our business and operations generally grant regulatory agencies and/or self-regulatory organizations broad rulemaking and enforcement powers, including the power to regulate the issuance, marketing, sale and distribution of our products, the manner in which we underwrite our policies, the delivery of our services, the nature or extent of disclosures that we give our customers, the compensation of our distribution partners, the manner in which we handle claims on our policies and the administration of our policies and contracts, as well as the power to limit or restrict our business for failure to comply with applicable laws and regulations.
The application of and compliance with the laws and regulations applicable to our businesses, operations and legal entities, including maintenance of all required licenses and approvals, may be subject to interpretation, evolving industry practices and regulatory expectations that could result in increased compliance costs. The relevant authorities may not agree with our interpretation of these laws and regulations or with our policies and procedures adopted to address evolving industry practices or meet regulatory expectations. Such authorities’ interpretations and views may also change from time to time. It is also possible that the laws, regulations and interpretations across various jurisdictions in which we do business may conflict with one another, or affect how we do business beyond such jurisdictions’ borders, including in the U.S. and/or globally. If we are found not to have complied with applicable legal or regulatory requirements, these authorities could preclude or temporarily suspend us from carrying on some or all of our activities, impose substantial administrative penalties such as fines or require corrective actions, which individually or in the aggregate could interrupt our operations and materially and adversely affect our reputation, business, results of operations and financial condition. Additionally, in instances where such authorities’ interpretation of new or revised requirements related to capital, accounting treatment, valuation or reserving has materially differed, or may in the future materially differ from ours, we have incurred, and may again incur, higher operating costs, and sales of products subject to such requirements or treatment have been and may in the future be affected.
Regulators in jurisdictions in which we do business have adopted capital (including in the U.S., RBC), solvency and liquidity standards applicable to insurers operating in their jurisdiction. Failure to comply with such capital, solvency, liquidity and similar requirements, or as otherwise may be agreed by us or one of our insurance company subsidiaries with an insurance regulator, would generally permit the insurance regulator to take certain regulatory actions that could materially impact the affected company’s operations. Those actions range from requiring an insurer to submit a plan describing how it would regain a specified RBC or solvency ratio to a mandatory regulatory takeover of the company. The NAIC has adopted methodologies for assessing group-wide regulatory capital, which could evolve into more formal group-wide prescribed capital requirements on certain insurance companies and/or their holding companies that may augment jurisdictional RBC or solvency standards that apply at the legal entity level, and the basis for such capital calculations may differ, in whole or in part, from the statutory statements of our insurance subsidiaries used to calculate RBC. Furthermore, efforts to address systemic risks within the financial services industry, including insurance services, may lead regulators to apply new or heightened standards and safeguards for activities or practices that we and other insurers or other nonbank financial services companies engage in. The Financial Stability Oversight Council has authority under Dodd-Frank to determine that certain nonbank financial companies, including insurers, be designated as nonbank SIFIs subject to supervision by the Board of Governors of the Federal Reserve System and enhanced prudential standards, and has in place guidance and procedures intended to govern any such designations. We cannot predict the effect that any such designations, or initiatives or heightened standards may have on our business, results of operations, liquidity and financial condition.
There has also been increased regulatory scrutiny of the use of AI, data analytics, and predictive models, including in the insurance industry. Certain insurance regulators have developed, and others are developing, regulations or guidance applicable to insurance companies that use AI, data analytics, and predictive models in their operations. We cannot predict the impact of the regulatory actions that have been or may in the future be taken with regard to AI, data analytics, and predictive models, but any limitations or restrictions could have a material impact on our business, processes, results of operations and financial condition.
We also cannot predict the impact that laws and regulations adopted in foreign jurisdictions may have on our businesses, results of operations or cash flows, or on the financial markets generally. It is possible such laws, regulations or standards, including, without limitation, Solvency II and European Data Protection Board Cross Border Data Transfer, Corporate Sustainability Reporting Directive, and Corporate Sustainability Due Diligence Directive in the EU, and standard-setting initiatives by the FSB and the IAIS, including, but not limited to, the IAIS’ Common Framework for the Supervision of IAIGs, its global Insurance Capital Standard, which was recently adopted as a group-level prescribed capital requirement, and its holistic framework for the assessment and mitigation of systemic risk,

26	AIG | 2025 Form 10-K

ITEM 1A | Risk Factors

may significantly alter our business practices. Regulators have imposed and may continue to impose new requirements, and regulators and other international organizations may continue to update, revise or overhaul regulatory regimes to which we are subject in order to address existing and emerging risks. They may also limit our ability to engage in capital or liability management, require us to raise additional capital, or impose requirements and additional costs that may be burdensome. Laws and regulations adopted in foreign jurisdictions may also differ from one another, and could be inconsistent with the laws and regulations of other jurisdictions in which we operate, including the U.S.
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
Further, new laws, regulations or guidance may affect or significantly limit our ability to conduct certain businesses at all, including restrictions on the type of activities in which financial institutions are permitted to engage. Changes in legislation or regulation could also impose additional taxes on a limited subset of financial institutions and insurance companies (either based on size, activities, geography or other criteria), limit our ability to engage in capital or liability management, require us to raise additional capital, or impose burdensome requirements and additional costs. It is uncertain whether and how these and other changes in legislation or regulation would apply to us, those who sell or service our products, or our competitors or how they could impact our ability to compete effectively, as well as our business, consolidated results of operations, liquidity and financial condition.
An “ownership change” could limit our ability to utilize tax loss and credit carryforwards to offset future taxable income.
Our ability to use U.S. federal net operating loss carryforwards to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code. In general, an ownership change will occur when the percentage of AIG Parent's ownership (measured by value) by one or more “5-percent shareholders” (as defined in Section 382 of the Internal Revenue Code) has increased by more than 50 percentage points over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally will be subject to an annual limitation on its utilization of pre-ownership change tax loss and credit carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate posted monthly by the Internal Revenue Service (AFR) (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation on our ability to utilize tax loss and credit carryforwards arising from an ownership change under Section 382 of the Internal Revenue Code would be dependent on the value of our equity and the AFR at the time of any ownership change. If we were to experience an “ownership change,” it is possible that a significant portion of our tax loss carryforwards could expire before we are able to use them to offset future taxable income.
New and proposed changes to tax laws could increase our corporate taxes.
On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBB Act”), which, among other provisions, makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. We do not expect the OBBB Act to have a material impact on our results of operations.
New tax laws, in particular those enacted in response to proposals by the Organisation for Economic Co-operation and Development, could make substantive changes to the global international tax regime. Such changes could increase our global tax costs. We continue to monitor and assess the impact of such proposals.
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
For additional information, see Note 21 to the Consolidated Financial Statements.

AIG | 2025 Form 10-K	27

ITEM 1A | Risk Factors

ESTIMATES AND ASSUMPTIONS
Estimates or assumptions used in the preparation of financial statements and modeled results used in various areas of our business may differ materially from actual experience.
Our consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the application of accounting policies that often involve a significant degree of judgment. The accounting policies that we consider most dependent on the application of estimates and assumptions, and therefore may be viewed as critical accounting estimates, are described in Part II, Item 7. MD&A – Critical Accounting Estimates and in Note 1 to the Consolidated Financial Statements. These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation. These estimates are based on judgment, current facts and circumstances, and, when applicable, models developed internally or with inputs from third parties. Therefore, actual results have in the past differed and may in the future differ from these estimates and models, possibly in the near term, and could have a material effect on our financial statements.
In addition, we employ models to price products, calculate reserves and value assets and execute hedging strategies, as well as to assess risk and determine statutory capital requirements, among other uses. These models are complex and rely on estimates and projections that are inherently uncertain, may use incomplete, outdated or incorrect data or assumptions and may not operate as intended. To the extent that any of our operating practices and procedures do not accurately produce or reproduce data that we use to conduct any or all aspects of our business, such differences may negatively impact our business, reputation, results of operations, and financial condition. Additionally, if any of our modeling practices do not accurately produce, or reproduce, data that we use to conduct any or all aspects of our business, such errors may negatively impact our business, reputation, results of operations and financial condition.
Changes in accounting principles and financial reporting requirements may impact our consolidated results of operations and financial condition.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which are periodically revised. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (FASB). The adoption of new or revised accounting standards has in the past, and may in the future impact, our reported consolidated results of operations, liquidity and reported financial condition and may create, or cause investors to perceive greater volatility in our financial results, negatively impacting our level of investor interest and investment.
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
Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment and conduct interim qualitative assessments on a periodic basis. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. In 2025, for substantially all of the reporting units we elected to bypass the qualitative assessment of whether goodwill impairment may exist and, therefore, performed quantitative assessments that supported a conclusion that the fair value of all of the reporting units tested exceeded their book value. If it is determined that goodwill has been impaired, we must write down goodwill by the amount of the impairment, with a corresponding charge to net income (loss). Any such write-downs could have a material adverse effect on our consolidated results of operations, liquidity and financial condition. For additional information on goodwill impairment, see Note 12 to the Consolidated Financial Statements.
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. If, based on available evidence, it is more likely than not that the deferred tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income, an action we have taken from time to time. Such charges could have a material adverse effect on our consolidated results of operations, liquidity and financial condition. For additional information on deferred tax assets, see Part II, Item 7. MD&A – Critical Accounting Estimates – Income Taxes and Note 21 to the Consolidated Financial Statements.

28	AIG | 2025 Form 10-K

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
In addition, we would be adversely affected if we fail to adequately plan for or implement the succession of our Chief Executive Officer, other members of senior management and other key employees. While we have long-term compensation plans designed to retain our employees and succession plans, our compensation plans cannot guarantee that the services of these employees will continue to be available to us and our succession plans may not operate effectively.
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
Technological advancements and innovation in the insurance industry, including those related to evolving customer preferences, the digitization of insurance products and services, data ingestion and exchange with trading partners, acceleration of automated underwriting, and use of AI and electronic processes present competitive risks. Technological advancements and innovation are occurring in distribution, underwriting, recordkeeping, advisory, marketing, claims and operations at a rapid pace, and that pace may increase, particularly as companies increasingly use data analytics and technology as part of their business strategy. If we are unable to effectively implement these technological advancements, including the use of AI, in a way that matches or exceeds our competitors, we may suffer competitive harm, which could adversely impact our reputation, results of operations and financial condition. For further discussion on regulatory developments with respect to emerging technologies, see Regulation above.
Further, additional costs have been and may in the future be incurred in order to implement changes to automate and digitize procedures critical to our distribution channels in order to increase flexibility of access to our services and products. While we seek opportunities to leverage technological advancements and innovation for our customers’ benefit, our business and results of operations could be materially and adversely affected if external technological advancements or innovation, or their regulation, limit our ability to retain existing business, write new business at adequate rates or on appropriate terms, or impact our ability to adapt or deploy current products as quickly and effectively as our competitors.

ITEM 1B | Unresolved Staff Comments
There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to periodic or current reports under the Exchange Act.

AIG | 2025 Form 10-K	29

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
The Program includes the following key elements:
•Network, Systems and Data Security – Technical and organizational safeguards that are designed to protect our networks, systems, and data from cybersecurity threats, including data classification, firewalls, intrusion prevention and detection systems, anti-malware functionality, encryption, and access controls.
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
Global Committees
Group Risk Committee (GRC): The GRC is comprised of senior management and is responsible for assessing significant risk issues on a global basis to protect our financial strength, optimize our intrinsic value and protect our reputation. The risks considered by the GRC include those relating to cybersecurity.
Technology Risk and Controls Committee (TRCC): The TRCC is used as a platform to assess risk and controls components across the information technology (IT) landscape including cybersecurity. It manages the risk assessment process, escalation and implementation of risk acceptance thresholds with the help of the GRC.
In addition, our regional and country-specific risk and IT risk committees, including in Asia Pacific, Europe, the Middle East and Africa, the United Kingdom, Latin America and the Caribbean, engage with relevant IT leaders and functional leaders within Enterprise Risk Management, Legal, Compliance and Internal Audit.

30	AIG | 2025 Form 10-K

ITEM 1C | Cybersecurity

Reporting and Governance
The Board and regional and country leadership boards receive periodic presentations and reports on cybersecurity risks. We have an established issue escalation protocol for technology incidents, including cyber-related incidents. In the event of a material cybersecurity incident, the Board will receive prompt information and ongoing updates about the incident. Our technology incidents and risks are tracked and rated. Items that are rated as "critical" are discussed in the TRCC and escalated to the GRC as appropriate. At least once each year, the Board discusses our approach to cybersecurity risk management with the CISO. The CISO and regional/country information security officers regularly present to the Company’s regional and country leadership boards on material cyber risks and our information security posture and strategy.
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
The CISO reports to the CIO and is principally responsible for overseeing the Program in partnership with other business leaders across the Company including regional information security and technology officers. Our cybersecurity personnel continue to develop their knowledge through specific training programs, professional certifications, and participation in industry groups (e.g., Financial Services Sector Coordinating Council, Financial Services Information Sharing and Analysis Center, Analysis and Resilience Center, Securities Industry and Financial Markets Association, Cybersecurity and Infrastructure Security Agency, etc.).
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

ITEM 2 | Properties
We lease our corporate headquarters located at 1271 Avenue of the Americas, New York, New York. We operate from approximately 40 offices in the United States and approximately 220 offices in approximately 40 foreign countries. We own 2 offices in the United States and 38 offices in 9 foreign countries. The remainder of the office space we use is leased. We believe that our leases and properties are sufficient for our current purposes.
For additional information on geographic locations, see Note 3 to the Consolidated Financial Statements.

ITEM 3 | Legal Proceedings
For a discussion of legal proceedings, see Note 15 to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4 | Mine Safety Disclosures
Not applicable.

AIG | 2025 Form 10-K	31

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Part II
ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
AIG’s common stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG). There were approximately 16,691 shareholders of record of AIG Common Stock as of February 6, 2026.

Equity Compensation Plans
See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Purchases of Equity Securities
The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended December 31, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1-31	5,300,131	$80.11	5,300,131	$4,055
November 1-30	1,322,427	77.87	1,322,427	3,952
December 1-31	477,341	82.30	477,341	3,912
Total	7,099,899	$79.84	7,099,899	$3,912
*Excludes excise tax of $56 million due to the Inflation Reduction Act of 2022 for the year ended December 31, 2025.
Effective April 1, 2025, the Board of Directors authorized the repurchase of $7.5 billion of AIG Common Stock (inclusive of the approximately $3.4 billion remaining under the Board's prior share repurchase authorization). As of December 31, 2025, approximately $3.9 billion remained under the authorization.
For additional information on our share purchases, see Note 16 to the Consolidated Financial Statements.

32	AIG | 2025 Form 10-K

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Performance Graph
The following performance graph compares the cumulative total shareholder return on AIG Common Stock for a five-year period (December 31, 2020 to December 31, 2025) with the cumulative total return of the S&P’s 500 stock index (which includes AIG) and the S&P Property and Casualty Insurance Index.
Value of $100 Invested on December 31, 2020
(All $ as of December 31st)
Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization.

	As of December 31,
	2020	2021	2022	2023	2024	2025
AIG	$100.00	$153.92	$175.08	$192.10	$210.84	$253.09
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P 500 Property & Casualty Insurance Index	100.00	119.28	141.79	157.12	212.86	234.32

ITEM 6 | [Reserved]

AIG | 2025 Form 10-K	33

ITEM 7 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note on Forward-Looking Statements
This Annual Report on Form 10-K and other publicly available documents may include, and members of management may from time to time make and discuss, statements which, to the extent they are not statements of historical or present fact, may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward‑looking statements are intended to provide management’s current expectations or plans for future operating and financial performance, based on assumptions currently believed to be valid and accurate. Forward-looking statements are often preceded by, followed by or include words such as “will,” “believe,” “anticipate,” “expect,” “expectations,” “intend,” “plan,” “strategy,” “prospects,” “project,” “anticipate,” “should,” “guidance,” “outlook,” “view,” “target,” “goal,” “estimate” and other words of similar meaning in connection with a discussion of future operating or financial performance. These statements may include, among other things, projections, goals and assumptions that relate to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expense reduction efforts, the outcome of contingencies such as legal proceedings, anticipated organizational, business or regulatory changes, the effect of catastrophic events, both natural and man-made, and macroeconomic and/or geopolitical events, anticipated dispositions, monetization and/or acquisitions of businesses or assets, the successful integration of acquired businesses, management succession and retention plans, exposure to risk, trends in operations and financial results, and other statements that are not historical facts.

34	AIG | 2025 Form 10-K

All forward-looking statements involve risks, uncertainties and other factors that may cause actual results and financial condition to differ, possibly materially, from the results and financial condition expressed or implied in the forward-looking statements. Factors that could cause actual results to differ, possibly materially, from those in specific projections, targets, goals, plans, assumptions and other forward-looking statements include, without limitation:
•the impact of adverse developments affecting economic conditions in the markets in which we operate, including financial market conditions, a U.S. federal government shutdown, macroeconomic trends, changes in trade policies, including tariffs, fluctuations in interest rates and foreign currency exchange rates, inflationary pressures, including social inflation, pressures on the commercial real estate market, pandemics, and geopolitical events or conflicts;
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
•our ability to successfully complete strategic transactions, including to successfully dispose of, monetize and/or acquire businesses or assets or successfully integrate acquired businesses, and the anticipated benefits thereof;
•the effects of changes in laws and regulations, including those relating to privacy, data protection, cybersecurity and AI, and the regulation of insurance, in the U.S. and other countries in which we operate;
•concentrations in our investment portfolios;
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
•changes to tax laws in the countries in which we operate;
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
•our ability to address evolving global stakeholder expectations and regulatory requirements including with respect to environmental, social and governance matters and to effectively execute on sustainability targets and standards;
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

AIG | 2025 Form 10-K	35

Throughout the MD&A, we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.
We have incorporated into this discussion a number of cross-references to additional information included throughout this Annual Report to assist readers seeking additional information related to a particular subject.

36	AIG | 2025 Form 10-K

ITEM 7 | Executive Summary

Executive Summary
OVERVIEW
This overview of the MD&A highlights selected information and may not contain all of the information that is important to current or potential investors in our securities. You should read this Annual Report in its entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.
FINANCIAL HIGHLIGHTS
Results of Operations
•Generated Net income attributable to AIG common shareholders per diluted share of $5.43 and Adjusted after-tax income attributable to AIG common shareholders per diluted share of $7.09, an increase of 43 percent from the prior year.
•Delivered $2.3 billion of underwriting income, a 22 percent increase from the prior year.
•Produced strong combined ratio of 90.1.
•Achieved Return on equity of 7.5 percent and Core operating return on equity of 11.1 percent.
Financial Condition
•Returned approximately $6.8 billion of capital to shareholders in 2025 through approximately $5.8 billion of stock repurchases, reducing outstanding shares by 11 percent, and approximately $1.0 billion in AIG Common Stock dividends.
•Received upgrades to financial strength ratings of AIG’s significant insurance subsidiaries by Fitch, S&P and Moody's and affirmation by A.M. Best.
Strategic Transactions
•Acquired the renewal rights of Everest Group, Ltd. (Everest) global retail commercial insurance portfolios for an aggregate purchase price of $301 million. For additional information, see Note 1 to the Consolidated Financial Statements.
•Announced strategic investments in Convex Group Limited (Convex), a privately held global specialty insurer for approximately $2.1 billion as well as a 9.9 percent ownership stake in Onex Corporation (Onex), a global asset manager, for approximately $646 million. For additional information, see Note 1 to the Consolidated Financial Statements.
•Announced strategic partnership with CVC Capital Partners plc (CVC) to establish large-scale separately managed accounts (SMAs) across CVC’s credit strategies and the launch of CVC’s private equity secondaries evergreen platform with AIG as a cornerstone investor, contributing up to $1.5 billion from AIG’s existing private equity portfolio. In parallel, AIG intends to allocate up to $2 billion to SMAs and funds managed by CVC, with an initial $1 billion to be deployed through 2026.
•Announced a strategic collaboration with Amwins Group, Inc. and Blackstone Inc. to form Lloyd’s Syndicate 2479, providing capacity for portfolio solutions.

AIG | 2025 Form 10-K	37

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
Numerous assumptions are made in determining the best estimate of reserves for each line of business, in consideration of expected ultimate losses, loss cost trends and loss development factors, where appropriate. The importance of any one assumption can vary by both line of business and accident year. Because such assumptions may differ from actual experience, there could be significant variation in the development of loss reserves. This estimation uncertainty is particularly relevant for long-tail lines of business.
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
Short-Tail Reserves
In short-tail lines of business, where the nature of these claims tends to be higher frequency with short reporting periods, with volatility arising from occasional severe events, the actual losses reported make up a greater proportion of the ultimate loss estimate. During the first few development quarters of an accident year, the expected ultimate losses generally reflect the average loss costs from a period of preceding accident quarters that have been adjusted for changes in rate and loss cost trends, mix of business, known exposure to unreported losses, or other factors affecting the particular line of business. For more mature quarters, specific loss development methods and/or frequency/severity methods may be used to determine the incurred but not reported (IBNR). IBNR for claims arising from catastrophic events or events of unusual severity would be determined taking into account information known by

38	AIG | 2025 Form 10-K

ITEM 7 | Critical Accounting Estimates

the claims department, using alternative techniques or expected percentages of ultimate loss emergence based on historical emergence of similar events or claim types.
Long-Tail Reserves
Estimation of loss reserves for our long-tail business depends on a number of factors, including the product line and volume of business, as well as estimates of reinsurance recoveries. Experience in more recent accident years generally provides limited statistical credibility of reported net losses. IBNR reserves constitute a relatively higher proportion of the ultimate net loss incurred in more recent accident years because of the lower level of reported net losses earlier in the development period.
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
Differences between actual loss emergence in a given period and our expectations based on prior loss reserve estimates are used to monitor reserve adequacy between reserve reviews and may also influence our judgment with respect to adjusting reserve estimates.
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
We conduct a comprehensive reserve review at least annually for each product line of business in accordance with Actuarial Standards of Practice. Our actuarial central estimate for each product line of business represents an expected value generally considering a range of reasonably possible outcomes.
The reserve analysis, globally, for each product line of business is performed by a credentialed actuarial team in collaboration with claims, underwriting, business unit management, risk management and senior management. Our actuaries aggregate the data into reserve segments, balancing considerations of homogeneity and credibility. They update numerous assumptions, including the analysis and selection of loss development and loss trend factors. They also determine and select the appropriate actuarial or other methods used to develop our best estimate for each business product line, and may employ multiple methods and assumptions for each product line. These data groupings, accident year weights, method selections and assumptions necessarily change over time as business mix changes, development factors mature and become more credible and loss characteristics evolve. We seek input from third-party specialists to help inform our judgments as needed.
A critical component of our reserve reviews is an internal peer review of our reserving analyses and conclusions, where actuaries independent of the initial review evaluate the reasonableness of assumptions used, methods selected, and weightings given to different methods. In addition, each detailed valuation review is subjected to a review and challenge process by specialists in our Enterprise Risk Management (ERM) group.
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

AIG | 2025 Form 10-K	39

ITEM 7 | Critical Accounting Estimates

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
The tail factor is typically the most critical assumption, and small changes in the selected tail factor can have a material effect on our carried reserves. For example, the tail factors beyond twenty years for guaranteed cost business could vary by 1 percentage point below to 2.5 percentage points above those indicated in our reserve estimates. For excess of deductible business, in our judgment, it is reasonably possible that tail factors beyond twenty years could vary by 1.5 percentage points below to 3 percentage points above those indicated in our reserve estimates.

U.S. Excess Casualty
The loss cost trend assumption is critical for U.S. Excess Casualty due to the long-tail nature of the losses. We utilize various loss cost trend assumptions for different segments of the portfolio. In our judgment, after evaluating historical loss cost trends, it is reasonably possible that actual loss cost may range 5 percentage points lower or higher than the estimated loss trend utilized in our reserve estimates. These changes in loss trends could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting losses.
Loss development factors are also a key assumption for U.S. Excess Casualty. Due to the long-tail nature of the business, any deviation in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year.
In our judgment, it is reasonably possible that the actual loss development factors could vary by an amount equivalent to a six month shift from those actually utilized in our reserve estimates. Similar to loss cost trends, these changes in loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting losses.
Given the very long-tail nature of this business, the tail factor selection can also have material impact on our carried reserves. The sensitivity around tail selection may also be a proxy for the sensitivity of a calendar year impact of monetary inflation on unpaid losses. It is reasonably possible for the tail factors for Excess Casualty could vary by 2 percentage points below to 3.5 percentage points above those indicated in our reserve estimates.

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

40	AIG | 2025 Form 10-K

ITEM 7 | Critical Accounting Estimates

Line of Business or Category	Key Assumptions
U.S. Financial Lines
The loss cost trends for U.S. D&O liability business vary by year and subset. In our judgment, after evaluating the historical loss cost levels from prior accident years, it is reasonably possible that the actual variation in loss cost levels for these subsets could vary by approximately 10 percentage points lower or higher on a year-over-year basis than the assumptions actually utilized in our reserve estimates.
The selected loss development factors are also an important assumption. Because these lines are written on a claims made basis, the loss reporting and development tail is much shorter than for other lines, however, the high severity nature of the losses does create the potential for significant deviations in loss development patterns from one year to the next. After evaluating the historical loss development factors, in our judgment, it is reasonably possible that actual loss development factors could change by an amount equivalent to a shift by six months from those actually utilized in our reserve estimates.

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

The following sensitivity analysis table summarizes the effect on the loss reserve position of using certain alternative loss cost trend (for accident years where we use expected loss ratio methods) or loss development factor assumptions rather than the assumptions actually used in determining our estimates in the year-end loss reserve analyses in 2025:

December 31, 2025	Increase (Decrease) to Loss Reserves		Increase (Decrease) to Loss Reserves
(in millions)
Loss cost trends:		Loss development factors:
U.S. Excess Casualty:		U.S. Excess Casualty:
5.0 percentage points increase	$900	3.5 percentage points tail factor increase	$1,150
5.0 percentage points decrease	(650)	2.0 percentage points tail factor decrease	(700)
		U.S. Excess Casualty:
		6-months slower	750
		6-months faster	(700)
U.S. Financial Lines (D&O)		U.S. Financial Lines (D&O)
10.0 percentage points increase	750	6-months slower	600
10.0 percentage points decrease	(550)	6-months faster	(500)
		U.S. Workers' Compensation:
		Tail factor increase(a)	900
		Tail factor decrease(b)	(600)
(a)Tail factor increase of 2.5 percentage points for guaranteed cost business and 3 percentage points for deductible business.
(b)Tail factor decrease of 1 percentage point for guaranteed cost business and 1.5 percentage points for deductible business.
For additional information on our reserving process and methodology, see Note 13 to the Consolidated Financial Statements.
REINSURANCE ASSETS
In the ordinary course of business, our insurance companies may use both treaty and facultative reinsurance to minimize their net loss exposure to any single catastrophic loss event or to an accumulation of losses from a number of smaller events or to provide greater diversification of our businesses. Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of our reinsurance agreements for paid and unpaid losses and loss adjustment expenses incurred and ceded unearned premiums. The estimation of reinsurance recoverables involves a significant amount of judgment. Reinsurance assets include reinsurance recoverables on unpaid losses and loss adjustment expenses that are estimated as part of our loss reserving process and, consequently, are subject to similar judgments and uncertainties as the estimation of gross loss reserves. For additional information on reinsurance, see Note 8 to the Consolidated Financial Statements.

AIG | 2025 Form 10-K	41

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

42	AIG | 2025 Form 10-K

ITEM 7 | Consolidated Results of Operations

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three-year period ended December 31, 2025. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.
For information regarding the critical accounting estimates that affect our results of operations, see Critical Accounting Estimates. For information regarding AIG’s results of operations for the year ended December 31, 2024 compared with the year ended December 31, 2023, see Part II, Item 7. MD&A – Consolidated Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 (the 2024 Annual Report).
The following table presents our consolidated results of operations and other key financial metrics:

Years Ended December 31,				Percentage Change
(in millions)	2025	2024	2023	2025 vs 2024		2024 vs 2023
Revenues:
Premiums	$23,751	$23,537	$25,564	1%		(8)%
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	4,066	4,111	3,266	(1)		26
Net investment income - Fortitude Re funds withheld assets	149	144	180	3		(20)
Total net investment income	4,215	4,255	3,446	(1)		23
Net realized losses:
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(966)	(434)	(734)	(123)		41
Net realized losses on Fortitude Re funds withheld assets	(70)	(39)	(71)	(79)		45
Net realized losses on Fortitude Re funds withheld embedded derivative	(166)	(75)	(273)	(121)		73
Total net realized losses	(1,202)	(548)	(1,078)	(119)		49
Other income	11	7	6	57		17
Total revenues	26,775	27,251	27,938	(2)		(2)
Benefits, losses and expenses:
Losses and loss adjustment expenses incurred	14,162	14,567	15,393	(3)		(5)
Amortization of deferred policy acquisition costs	3,371	3,425	3,771	(2)		(9)
General operating and other expenses	5,053	5,529	5,399	(9)		2
Interest expense	396	462	516	(14)		(10)
(Gain) loss on extinguishment of debt	(5)	14	(37)	NM		NM
Net (gain) loss on divestitures and other	(81)	(616)	29	87		NM
Total benefits, losses and expenses	22,896	23,381	25,071	(2)		(7)
Income from continuing operations before income tax expense	3,879	3,870	2,867	—		35
Income tax expense (benefit):
Current	905	657	176	38		273
Deferred	(123)	513	(50)	NM		NM
Income tax expense	782	1,170	126	(33)		NM
Income from continuing operations	3,097	2,700	2,741	15		(1)
Income (loss) from discontinued operations, net of income taxes	—	(3,626)	1,137	NM		NM
Net income (loss)	3,097	(926)	3,878	NM		NM
Less: Net income attributable to noncontrolling interests	1	478	235	(100)		103
Net income (loss) attributable to AIG	3,096	(1,404)	3,643	NM		NM
Less: Dividends on preferred stock and preferred stock redemption premiums	—	22	29	NM		(24)
Net income (loss) attributable to AIG common shareholders	$3,096	$(1,426)	$3,614	NM	%	NM	%

AIG | 2025 Form 10-K	43

ITEM 7 | Consolidated Results of Operations

NET INCOME (LOSS) ATTRIBUTABLE TO AIG COMMON SHAREHOLDERS
Years Ended December 31, 2025 and 2024 Comparison
Net income (loss) attributable to AIG common shareholders increased $4.5 billion primarily driven by:
•higher underwriting income primarily driven by lower catastrophe losses of $258 million and higher net favorable prior year reserve development of $183 million. For additional information, see Business Segment Operations – General Insurance;
•lower Net investment income of $40 million primarily due to lower gains on the changes in the fair value, lower gains on sale of shares, and lower dividends from AIG's investment in Corebridge Financial, Inc. (Corebridge) partially offset by higher income from available for sale fixed maturity securities of $440 million. For additional information, see Note 6 to the Consolidated Financial Statements;
•higher Net realized losses of $654 million, primarily driven by impairments on investments in real estate funds, higher losses on derivative and hedge activity, lower gains on foreign exchange, partially offset by lower losses on fixed income securities. For additional information, see Investments – Investment Strategies – Net Realized Gains and Losses;
•lower General operating and other expenses primarily driven by lower restructuring and other related costs of $306 million;
•lower Income tax expense of $388 million primarily driven by a valuation allowance release related to our U.S. federal consolidated tax attribute carryforwards. For additional information, see Note 21 to the Consolidated Financial Statements;
•absence of loss from discontinued operations, net of income taxes of $3.6 billion as a result of the deconsolidation of Corebridge in June 2024;
•lower Net income attributable to noncontrolling interest of $477 million primarily driven by the Corebridge accounting change post-deconsolidation.

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
For information regarding AIG’s business segment operations for the year ended December 31, 2024 compared with the year ended December 31, 2023, see Part II, Item 7. MD&A – Business Segment Operations in the 2024 Annual Report.

General Insurance
Our General Insurance business (General Insurance) consists of our three segments and the Net investment income related to our insurance operations.

GENERAL INSURANCE

Years Ended December 31,				Change
(in millions)	2025	2024	2023	2025 vs 2024	2024 vs 2023
Underwriting results:
Net premiums written	$23,675	$23,902	$26,719	(1)%	(11)%
Net premiums written, on constant dollar basis				(1)	(10)
(Increase) decrease in unearned premiums	3	(445)	(1,628)	NM	73
Net premiums earned	23,678	23,457	25,091	1	(7)
Losses and loss adjustment expenses incurred(a)	13,968	14,038	14,775	—	(5)
Acquisition expenses:
Amortization of deferred policy acquisition costs	3,357	3,413	3,623	(2)	(6)
Other acquisition expenses	938	1,137	1,279	(18)	(11)
Total acquisition expenses	4,295	4,550	4,902	(6)	(7)
General operating expenses	3,083	2,952	3,065	4	(4)
Underwriting income	2,332	1,917	2,349	22	(18)

44	AIG | 2025 Form 10-K

ITEM 7 | Business Segment Operations | General Insurance

Years Ended December 31,				Change
(in millions)	2025	2024	2023	2025 vs 2024	2024 vs 2023
Net investment income	3,433	3,060	3,022	12	1
Adjusted pre-tax income	$5,765	$4,977	$5,371	16%	(7)%
Loss ratio(a)	59.0	59.8	58.9	(0.8)	0.9
Acquisition ratio	18.1	19.4	19.5	(1.3)	(0.1)
General operating expense ratio	13.0	12.6	12.2	0.4	0.4
Expense ratio	31.1	32.0	31.7	(0.9)	0.3
Combined ratio(a)	90.1	91.8	90.6	(1.7)	1.2
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(3.9)	(5.0)	(4.3)	1.1	(0.7)
Prior year development, net of reinsurance and prior year premiums	2.1	1.4	1.4	0.7	—
Accident year loss ratio, as adjusted	57.2	56.2	56.0	1.0	0.2
Accident year combined ratio, as adjusted	88.3	88.2	87.7	0.1	0.5
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
The following tables present General Insurance accident year catastrophes(a) by segment:

(dollars in millions)	North America Commercial	International Commercial	Global Personal	Total
Years Ended December 31, 2025
Flooding, rainstorms and other	$—	$10	$17	$27
Windstorms and hailstorms	226	94	46	366
Winter storms	40	—	1	41
Wildfires	207	48	185	440
Earthquakes	—	39	2	41
Reinstatement premiums	5	(1)	1	5
Total catastrophe-related charges	$478	$190	$252	$920
Years Ended December 31, 2024
Flooding, rainstorms and other	$2	$98	$—	$100
Windstorms and hailstorms	700	133	135	968
Winter storms	44	1	7	52
Wildfires	41	—	—	41
Earthquakes	—	7	—	7
Reinstatement premiums	12	(2)	—	10
Total catastrophe-related charges	$799	$237	$142	$1,178
Years Ended December 31, 2023
Flooding, rainstorms and other	$10	$72	$20	$102
Windstorms and hailstorms	396	186	126	708
Winter storms	24	4	17	45
Wildfires	131	19	13	163
Earthquakes	20	29	—	49
Reinstatement premiums	31	(1)	1	31
Total catastrophe-related charges	$612	$309	$177	$1,098
(a)Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil unrest that exceed the $10 million threshold.

AIG | 2025 Form 10-K	45

ITEM 7 | Business Segment Operations | General Insurance

NORTH AMERICA COMMERCIAL
The North America Commercial segment consists of insurance businesses and operations in the United States, Canada and Bermuda. Products include Property, Casualty and Financial Lines, with clients ranging from small and medium-sized businesses to multinational companies.

Years Ended December 31,				Change
(in millions)	2025	2024	2023	2025 vs 2024	2024 vs 2023
Underwriting results:
Net premiums written	$8,759	$8,452	$11,432	4%	(26)%
Net premiums written, on constant dollar basis				4	(26)
Increase in unearned premiums	(133)	(280)	(1,199)	53	77
Net premiums earned	8,626	8,172	10,233	6	(20)
Losses and loss adjustment expenses incurred(a)	5,466	5,713	6,323	(4)	(10)
Acquisition expenses:
Amortization of deferred policy acquisition costs	862	824	1,371	5	(40)
Other acquisition expenses	216	222	231	(3)	(4)
Total acquisition expenses	1,078	1,046	1,602	3	(35)
General operating expenses	938	865	953	8	(9)
Underwriting income	$1,144	$548	$1,355	109%	(60)%
Loss ratio(a)	63.4	69.9	61.8	(6.5)	8.1
Acquisition ratio	12.5	12.8	15.7	(0.3)	(2.9)
General operating expense ratio	10.9	10.6	9.3	0.3	1.3
Expense ratio	23.4	23.4	25.0	—	(1.6)
Combined ratio(a)	86.8	93.3	86.8	(6.5)	6.5
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(5.6)	(9.7)	(5.9)	4.1	(3.8)
Prior year development, net of reinsurance and prior year premiums	4.6	1.5	3.7	3.1	(2.2)
Accident year loss ratio, as adjusted	62.4	61.7	59.6	0.7	2.1
Accident year combined ratio, as adjusted	85.8	85.1	84.6	0.7	0.5
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
Premiums Years Ended December 31, 2025 and 2024 Comparison
Net premiums written increased by $307 million, or 4 percent, primarily due to growth in Programs, driven by new business, and Casualty, partially offset by lower production in Property. The increase in Net premiums earned is primarily driven by the same factors.
Underwriting Results Years Ended December 31, 2025 and 2024 Comparison
North America Commercial produced underwriting income of $1.1 billion from a combined ratio of 86.8, which was a 6.5 point improvement. This was driven by a lower loss ratio (6.5 points) from:
•lower catastrophe losses (4.1 points); and
•higher net favorable prior year reserve development (3.1 points), with favorable development driven by Casualty.
This was partially offset by a higher accident year loss ratio, as adjusted (0.7 points) due to changes in business mix.
The expense ratio was flat, as a lower acquisition ratio (0.3 points) primarily driven by changes in business mix offset the increase in the general operating expense ratio (0.3 points).
The accident year loss ratio, as adjusted, and general operating expense ratio were both impacted by higher reapportionment of corporate expenses from lean parent implementation.
For additional information on prior year development, see Insurance Reserves.

46	AIG | 2025 Form 10-K

ITEM 7 | Business Segment Operations | General Insurance

INTERNATIONAL COMMERCIAL
The International Commercial segment consists of insurance businesses and operations in Middle East and Africa (EMEA region), the United Kingdom, Japan, Europe, Asia Pacific, Latin America and Caribbean, and China. The International Commercial segment also includes the results of Talbot Holdings Ltd. (Talbot) as well as AIG’s Global Specialty business. Products include Property, Casualty and Financial Lines, with clients ranging from small and medium-sized businesses to multinational companies. Global Specialty products include aviation, political risk, trade credit and trade finance.

Years Ended December 31,				Change
(in millions)	2025	2024	2023	2025 vs 2024	2024 vs 2023
Underwriting results:
Net premiums written	$8,663	$8,364	$8,168	4%	2%
Net premiums written, on constant dollar basis				3	3
Increase in unearned premiums	(83)	(219)	(204)	62	(7)
Net premiums earned	8,580	8,145	7,964	5	2
Losses and loss adjustment expenses incurred	4,781	4,463	4,641	7	(4)
Acquisition expenses:
Amortization of deferred policy acquisition costs	1,088	1,018	943	7	8
Other acquisition expenses	364	342	350	6	(2)
Total acquisition expenses	1,452	1,360	1,293	7	5
General operating expenses	1,229	1,095	1,028	12	7
Underwriting income	$1,118	$1,227	$1,002	(9)%	22%
Loss ratio	55.7	54.8	58.3	0.9	(3.5)
Acquisition ratio	16.9	16.7	16.2	0.2	0.5
General operating expense ratio	14.3	13.4	12.9	0.9	0.5
Expense ratio	31.2	30.1	29.1	1.1	1.0
Combined ratio	86.9	84.9	87.4	2.0	(2.5)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(2.2)	(2.9)	(3.9)	0.7	1.0
Prior year development, net of reinsurance and prior year premiums	0.9	1.0	(1.8)	(0.1)	2.8
Accident year loss ratio, as adjusted	54.4	52.9	52.6	1.5	0.3
Accident year combined ratio, as adjusted	85.6	83.0	81.7	2.6	1.3
Premiums Years Ended December 31, 2025 and 2024 Comparison
Net premiums written, excluding the favorable impact of foreign exchange ($38 million), increased by $261 million, or 3 percent, primarily from Property, Global Specialty and Casualty driven by strength of renewal retentions and new business growth, partially offset by lower production in Financial Lines. The increase in Net premiums earned is primarily driven by the same factors.
Underwriting Results Years Ended December 31, 2025 and 2024 Comparison
International Commercial produced underwriting income of $1.1 billion from a combined ratio of 86.9, which was 2.0 points higher. This was driven by a higher loss ratio (0.9 points) from:
•higher accident year loss ratio, as adjusted (1.5 points) due to changes in business mix; and
•lower net favorable prior year reserve development (0.1 points), with favorable development driven by Property and Specialty.
This was partially offset by lower catastrophe losses (0.7 points).
The expense ratio increased by 1.1 points, from a mix-driven increase in the acquisition ratio (0.2 points) and an increase in the general operating expense ratio (0.9 points).
The accident year loss ratio, as adjusted, and general operating expense ratio were both impacted by higher reapportionment of corporate expenses from lean parent implementation.
For additional information on prior year development, see Insurance Reserves.

AIG | 2025 Form 10-K	47

ITEM 7 | Business Segment Operations | General Insurance

GLOBAL PERSONAL
The Global Personal segment consists primarily of Global Accident & Health and Personal Lines insurance businesses in the United States, Japan, the United Kingdom, EMEA region, Asia Pacific, Latin America and Caribbean, and China. Global Accident & Health products include group personal accident and business travel products for employees, associations and other organizations, and voluntary and sponsor-paid personal accident and supplemental health products for individuals. Personal Lines products include personal auto and homeowners in selected markets, comprehensive extended warranty, device protection insurance, home warranty and related services, and insurance for high net-worth individuals offered through Private Client Select (PCS) in the U.S. that covers auto, homeowners, umbrella, yacht, fine art and collections.

Years Ended December 31,				Change
(in millions)	2025	2024	2023	2025 vs 2024	2024 vs 2023
Underwriting results:
Net premiums written	$6,253	$7,086	$7,119	(12)%	—%
Net premiums written, on constant dollar basis				(13)	2
(Increase) decrease in unearned premiums	219	54	(225)	306	NM
Net premiums earned	6,472	7,140	6,894	(9)	4
Losses and loss adjustment expenses incurred	3,721	3,862	3,811	(4)	1
Acquisition expenses:
Amortization of deferred policy acquisition costs	1,407	1,571	1,309	(10)	20
Other acquisition expenses	358	573	698	(38)	(18)
Total acquisition expenses	1,765	2,144	2,007	(18)	7
General operating expenses	916	992	1,084	(8)	(8)
Underwriting income (loss)	$70	$142	$(8)	(51)%	NM	%
Loss ratio	57.5	54.1	55.3	3.4	(1.2)
Acquisition ratio	27.3	30.0	29.1	(2.7)	0.9
General operating expense ratio	14.2	13.9	15.7	0.3	(1.8)
Expense ratio	41.5	43.9	44.8	(2.4)	(0.9)
Combined ratio	99.0	98.0	100.1	1.0	(2.1)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(3.9)	(2.0)	(2.6)	(1.9)	0.6
Prior year development, net of reinsurance and prior year premiums	0.6	1.6	1.8	(1.0)	(0.2)
Accident year loss ratio, as adjusted	54.2	53.7	54.5	0.5	(0.8)
Accident year combined ratio, as adjusted	95.7	97.6	99.3	(1.9)	(1.7)
Premiums Years Ended December 31, 2025 and 2024 Comparison
Net premiums written, excluding the favorable impact of foreign exchange ($65 million) decreased by $898 million, or 13 percent, primarily due to the sale of AIG’s global individual personal travel insurance and assistance business in December 2024 ($718 million), U.S. high net worth due to changes in reinsurance structure and lower production in Warranty, partially offset by growth in Personal Property and Personal Auto. The increase in Net premiums earned is primarily driven by the same factors.
Underwriting Results Years Ended December 31, 2025 and 2024 Comparison
Global Personal produced underwriting income of $70 million from a combined ratio of 99.0, which was 1.0 points higher. This was driven by a higher loss ratio (3.4 points) from:
•higher catastrophe losses (1.9 points);
•lower net favorable prior year reserve development (1.0 points), with favorable development driven by U.S. high net worth; and
•higher accident year loss ratio, as adjusted (0.5 points) due primarily to the sale of AIG’s global individual personal travel insurance and assistance business (1.7 points) partially offset by favorable changes in business mix.
The expense ratio improved by 2.4 points, reflecting a lower acquisition ratio (2.7 points) primarily driven by changes in business mix and improved commission terms, partially offset by an increase in the general operating expense ratio (0.3 points).
The accident year loss ratio, as adjusted, and general operating expense ratio were both impacted by higher reapportionment of corporate expenses from lean parent implementation.
For additional information on prior year development, see Insurance Reserves.

48	AIG | 2025 Form 10-K

ITEM 7 | Business Segment Operations | Other Operations

Other Operations
Other Operations predominantly consists of Net Investment Income from our AIG Parent liquidity portfolio, Corebridge dividend income, corporate General operating expenses, and Interest expense.

OTHER OPERATIONS

Years Ended December 31,				Change
(in millions)	2025	2024	2023	2025 vs 2024	2024 vs 2023
Net investment income and other	$349	$434	$190	(20)%	128%
Benefits, losses and expenses:
Corporate and other general operating expenses	360	623	698	(42)	(11)
Amortization of intangible assets	18	18	27	—	(33)
Interest expense	392	445	498	(12)	(11)
Total benefits, losses and expenses	770	1,086	1,223	(29)	(11)
Adjusted pre-tax loss before consolidation and eliminations	(421)	(652)	(1,033)	35	37
Consolidation and eliminations	—	(1)	(17)	NM	94
Adjusted pre-tax loss*	$(421)	$(653)	$(1,050)	36%	38%
*In the fourth quarter of 2024, AIG realigned and began excluding the net results of run-off businesses previously reported in Other Operations from Adjusted pre-tax income. Historical results have been recast to reflect these changes.
ADJUSTED PRE-TAX LOSS BEFORE CONSOLIDATION AND ELIMINATIONS
Years Ended December 31, 2025 and 2024 Comparison
Adjusted pre-tax loss before consolidation and eliminations decreased $231 million primarily due to the following:
•lower net investment income and other of $85 million due to lower dividend income from Corebridge of $72 million and lower interest on AIG Parent portfolio as a result of lower yields;
•lower corporate and other general operating expenses of $263 million primarily driven by reapportionment of corporate expenses from lean parent implementation to the business; and
•lower interest expense of $53 million primarily driven by interest savings from $2.4 billion debt repurchases, through cash tender offers, debt redemption and maturities in 2025 and 2024 partially offset by new debt issuance of $1.25 billion in 2025 and ¥100 billion debt, equivalent to approximately $660 million in 2024.

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

AIG | 2025 Form 10-K	49

ITEM 7 | Use of Non-GAAP Measures

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

	December 31,
(in millions, except per share data)	2025	2024	2023
Total AIG shareholders' equity	$41,139	$42,521	$45,351
Preferred equity	—	—	485
Total AIG common shareholders' equity	41,139	42,521	44,866
Less: Investments related AOCI	(1,376)	(2,872)	(10,994)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(523)	(667)	(1,791)
Subtotal: Investments AOCI	(853)	(2,205)	(9,203)
AIG adjusted common shareholders' equity	$41,992	$44,726	$54,069

Total AIG common shareholders' equity	$41,139	$42,521	$44,866
Less: AIG's ownership interest in Corebridge	1,512	3,810	6,738
Less: Investments related AOCI - AIG	(1,376)	(2,872)	(3,084)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets - AIG	(523)	(667)	(573)
Subtotal: Investments AOCI - AIG	(853)	(2,205)	(2,511)
Less: Deferred tax assets	3,278	3,489	4,313
AIG core operating shareholders' equity	$37,202	$37,427	$36,326

Total common shares outstanding	538.2	606.1	688.8

Book value per share	$76.44	$70.16	$65.14
Adjusted book value per share	78.02	73.79	78.50
Core operating book value per share	69.12	61.75	52.74
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
Return on equity – Adjusted after-tax income excluding Investments AOCI, DTA and AIG’s ownership interest in Corebridge (Core operating return on equity) is used to show the rate of return on common shareholders’ equity excluding Investments AOCI, DTA and AIG’s ownership interest in Corebridge. We believe this measure is useful to investors because it eliminates the fair value of investments that can fluctuate significantly from period to period due to changes in market conditions. We also exclude the portion of DTA representing U.S. tax attributes related to NOLs, CAMTCs and FTCs that have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As NOLs, CAMTCs and FTCs are utilized, the corresponding portion of the DTA utilized is included. We exclude AIG’s ownership interest in Corebridge since it is not a core long-term investment for AIG. We believe this metric provides investors with greater insight as to the underlying profitability of our property and casualty business. Core operating return on equity is derived by dividing actual or, for interim periods, annualized adjusted after-tax income attributable to AIG common shareholders by average AIG core operating shareholders’ equity.

50	AIG | 2025 Form 10-K

ITEM 7 | Use of Non-GAAP Measures

The following table presents reconciliations of Return on equity to Adjusted return on equity and Core operating return on equity, which are non-GAAP measures.

Years Ended December 31,
(dollars in millions)	2025	2024	2023
Actual or annualized net income (loss) attributable to AIG common shareholders	$3,096	$(1,426)	$3,614

Actual or annualized adjusted after-tax income attributable to AIG common shareholders	$4,044	$3,254	$3,205

Average AIG common shareholders' equity	$41,535	$44,051	$41,930
Less: Average investments AOCI	(1,418)	(5,132)	(14,836)
Average AIG adjusted common shareholders' equity	$42,953	$49,183	$56,766

Average AIG common shareholders' equity	$41,535	$44,051	$41,930
Less: Average AIG's ownership interest in Corebridge	3,207	6,770	7,376
Less: Average Investments AOCI - AIG	(1,418)	(2,351)	(3,254)
Less: Average deferred tax assets	3,264	3,998	4,322
Average AIG core operating shareholders' equity	$36,482	$35,634	$33,486

Return on equity	7.5%	(3.2)%	8.6%
Adjusted return on equity	9.4	6.6	5.6
Core operating return on equity	11.1	9.1	9.6
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
•net tax charge related to the enactment of the Tax Cuts and Jobs Act.

AIG | 2025 Form 10-K	51

ITEM 7 | Use of Non-GAAP Measures

The following table presents a reconciliation of pre-tax income (loss)/net income (loss) attributable to AIG to adjusted pre-tax income (loss)/adjusted after-tax income (loss) attributable to AIG:

Years Ended December 31,	2025				2024				2023
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(a)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(a)	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests(a)	After Tax
Pre-tax income/net income (loss), including noncontrolling interests	$3,879	$782	$—	$3,097	$3,870	$1,170	$—	$(926)	$2,867	$126	$—	$3,878
Noncontrolling interests(a)			(1)	(1)			(478)	(478)			(235)	(235)
Pre-tax income/net income (loss) attributable to AIG - including discontinued operations	$3,879	$782	$(1)	$3,096	$3,870	$1,170	$(478)	$(1,404)	$2,867	$126	$(235)	$3,643
Dividends on preferred stock and preferred stock redemption premiums				—				22				29
Net income (loss) attributable to AIG common shareholders				$3,096				$(1,426)				$3,614
Changes in uncertain tax positions and other tax adjustments		(35)	—	35		(239)	—	239		176	—	(176)
Deferred income tax valuation allowance releases(b)		305	—	(305)		30	—	(30)		365	—	(365)
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares	(255)	(54)	—	(201)	(586)	(123)	—	(463)	(53)	(11)	—	(42)
(Gain) loss on extinguishment of debt and preferred stock redemption premiums	(5)	(1)	—	(4)	14	3	—	26	(37)	(8)	—	(29)
Net investment income on Fortitude Re funds withheld assets	(149)	(31)	—	(118)	(144)	(30)	—	(114)	(180)	(38)	—	(142)
Net realized losses on Fortitude Re funds withheld assets	70	15	—	55	39	8	—	31	71	15	—	56
Net realized losses on Fortitude Re funds withheld embedded derivative	166	34	—	132	75	16	—	59	273	57	—	216
Net realized losses(c)	973	145	—	828	428	95	—	333	743	128	—	615
(Income) loss from discontinued operations				—				3,626				(1,137)
Net gain on divestitures and other	(81)	(17)	—	(64)	(616)	(128)	—	(488)	29	149	—	(120)
Non-operating litigation reserves and settlements	(9)	(2)	—	(7)	—	—	—	—	1	—	—	1
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	105	22	—	83	105	22	—	83	(62)	(13)	—	(49)
Net loss reserve discount charge	48	10	—	38	226	47	—	179	195	41	—	154
Net results of businesses in run-off(d)	(4)	(1)	—	(3)	111	24	—	87	31	7	—	24
Non-operating pension expenses	15	3	—	12	—	—	—	—	71	15	—	56
Integration and transaction costs associated with acquiring or divesting businesses	136	29	—	107	39	8	—	31	6	1	—	5
Restructuring and other costs(e)	439	92	—	347	745	156	—	589	356	75	—	281
Non-recurring costs related to regulatory or accounting changes	16	3	—	13	18	4	—	14	22	5	—	17
Net impact from elimination of international reporting lag	—	—	—	—	—	—	—	—	(12)	(3)	—	(9)
Noncontrolling interests(a)			—	—			478	478			235	235
Adjusted pre-tax income/Adjusted after-tax income attributable to AIG common shareholders	$5,344	$1,299	$(1)	$4,044	$4,324	$1,063	$—	$3,254	$4,321	$1,087	$—	$3,205
Weighted average diluted shares outstanding				570.3				657.3				725.2
Income (loss) per common share attributable to AIG common shareholders (diluted)				$5.43				$(2.17)				$4.98
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)				$7.09				$4.95				$4.42
(a)Noncontrolling interest primarily relates to Corebridge and is the portion of Corebridge earnings that AIG did not own. Corebridge was consolidated until June 9, 2024. The historical results of Corebridge owned by AIG are reflected in Income (loss) from discontinued operations, net of income taxes.
(b)The years ended December 31, 2025 and 2023 include a valuation allowance release related to our U.S. federal consolidated tax attribute carryforwards, as well as valuation allowance changes in certain foreign jurisdictions.
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
(e)In the years ended December 31, 2025 and 2024, Restructuring and other costs was primarily related to employee-related costs, including severance, and, in the year ended December 31, 2024, real estate impairment charges.

52	AIG | 2025 Form 10-K

ITEM 7 | Use of Non-GAAP Measures

The following table presents a reconciliation of General Insurance and Other Operations Net investment income and other/pre-tax income (loss) to Net investment income and other, APTI basis/adjusted pre-tax income (loss):

Years Ended December 31,	2025				2024				2023
	General Insurance		Other Operations		General Insurance		Other Operations		General Insurance		Other Operations
(in millions)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)
Net investment income and other/Pre-tax income (loss)	$3,511	$4,031	$712	$(152)	$3,215	$4,474	$1,047	$(604)	$3,150	$4,308	$302	$(1,441)
Consolidation and Eliminations	—	—	1	—	—	—	—	—	—	—	13	—
Other income (expense) - net	(6)	—	(5)	—	(31)	—	18	—	(49)	—	39	—
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares	(74)	(74)	(181)	(181)	(73)	(73)	(513)	(513)	(84)	(84)	31	31
(Gain) loss on extinguishment of debt	—	—	—	(5)	—	—	—	14	—	—	—	(37)
Net investment income on Fortitude Re funds withheld assets	1	1	(150)	(150)	(44)	(44)	(100)	(100)	(4)	(4)	(176)	(176)
Net realized losses on Fortitude Re funds withheld assets	—	6	—	64	—	8	—	31	—	1	—	70
Net realized gains on Fortitude Re funds withheld embedded derivative	—	—	—	166	—	—	—	75	—	(18)	—	291
Net realized (gains) losses	1	1,358	3	(385)	(7)	330	(1)	98	10	731	2	12
Net loss (gain) on divestitures and other	—	(55)	—	(26)	—	(522)	—	(94)	—	18	—	11
Non-operating litigation reserves and settlements	—	4	—	(13)	—	—	—	—	—	—	—	1
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	69	—	36	—	101	—	4	—	(42)	—	(20)
Net loss reserve discount charge	—	48	—	—	—	226	—	—	—	195	—	—
Net results of businesses in run-off	—	—	(31)	(4)	—	—	(17)	111	—	—	(21)	31
Non-operating pension expenses	—	16	—	(1)	—	—	—	—	—	60	—	11
Integration and transaction costs associated with acquiring or divesting businesses	—	19	—	117	—	—	—	39	—	1	—	5
Restructuring and other costs	—	326	—	113	—	459	—	286	—	195	—	161
Non-recurring costs related to regulatory or accounting changes	—	16	—	—	—	18	—	—	—	22	—	—
Net impact from elimination of international reporting lag	—	—	—	—	—	—	—	—	(1)	(12)	—	—
Net investment income and other, APTI basis/Adjusted pre-tax income (loss)	$3,433	$5,765	$349	$(421)	$3,060	$4,977	$434	$(653)	$3,022	$5,371	$190	$(1,050)
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
Results from discontinued operations are excluded from all of these measures.

AIG | 2025 Form 10-K	53

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

INVESTMENT HIGHLIGHTS IN 2025

•Blended investment yields on new investments were higher than blended rates on investments that were sold, matured or called during this period. We continued to make investments in structured securities and other fixed maturity securities with attractive risk-adjusted return characteristics to improve yields and increase net investment income.
•Total Net investment income decreased for the year ended December 31, 2025 compared to the prior year, primarily due to lower gains on the changes in the fair value, lower gains on sale of shares, and lower dividends from AIG's investment in Corebridge, and lower income from mortgage loans, partially offset by higher income on available for sale fixed maturity securities and Alternatives investments.

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
•We seek to purchase investments like Private Assets that offer enhanced yield through illiquidity premiums and other portfolio diversification benefits. These assets typically provide credit protections through covenants and offset custom structures that meet the insurance company needs.
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
–Surplus investments seek to enhance portfolio returns and are generally comprised of a mix of fixed maturity investment grade and below investment grade securities and various alternative asset classes, including private equity and private credit.
•Outside of the U.S., fixed maturity securities held by our insurance companies consist primarily of investment-grade securities generally denominated in the currencies of the countries in which we operate.
•We also utilize derivatives to manage our asset and liability duration as well as currency exposures.

54	AIG | 2025 Form 10-K

ITEM 7 | Investments

Asset-Liability Management
The investment strategy within the General Insurance companies focuses on growth of surplus, maintenance of sufficient liquidity for unanticipated insurance claims, and preservation of capital. General Insurance invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies have an average duration of 3.8 years.
While assets backing reserves of the General Insurance companies are primarily invested in conventional liquid fixed maturity securities, we have also continued to allocate a portion of our portfolio to asset classes that offer higher yields through structural and illiquidity premiums, particularly in our North America operations. In addition, we continue to invest in both fixed rate and floating rate asset-backed investments to manage our exposure to potential changes in interest rates and inflation. We seek to diversify the portfolio across asset classes, sectors and issuers to mitigate idiosyncratic portfolio risks.
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
Available-for-Sale Investments
The following table presents the fair value of our available-for-sale securities:

(in millions)	December 31, 2025	December 31, 2024
Bonds available for sale:
U.S. government and government sponsored entities	$3,298	$3,267
Obligations of states, municipalities and political subdivisions	2,775	3,143
Non-U.S. governments	6,516	8,107
Corporate debt	37,235	31,826
Mortgage-backed, asset-backed and collateralized:
RMBS - agency	5,988	4,978
RMBS - non-agency	4,180	3,626
CMBS	4,616	3,926
CLO/ABS	6,424	5,133
Total mortgage-backed, asset-backed and collateralized	21,208	17,663
Total bonds available for sale*	$71,032	$64,006
*At December 31, 2025 and 2024, the fair value of bonds available for sale we held that were below investment grade or not rated totaled $5.9 billion and $3.6 billion, respectively.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

(in millions)	December 31, 2025	December 31, 2024
Canada	$1,207	$1,384
Japan	489	555
Germany	444	834
United Kingdom	344	416
Israel	322	312
Australia	284	335
Denmark	241	205
Malaysia	216	220
Korea, Republic of	214	268
Singapore	206	204
Other	2,572	3,398
Total	$6,539	$8,131

AIG | 2025 Form 10-K	55

ITEM 7 | Investments

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	December 31, 2025					December 31, 2024 Total
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products	Total
Euro-Zone countries:
France	$134	$1,599	$481	$44	$2,258	$1,989
Germany	444	264	895	57	1,660	1,863
Netherlands	86	600	324	51	1,061	935
Ireland	5	106	110	512	733	584
Spain	7	335	90	62	494	321
Italy	13	103	331	33	480	369
Denmark	241	74	22	—	337	257
Belgium	10	132	59	15	216	242
Luxembourg	14	78	95	18	205	157
Finland	8	81	3	1	93	79
Other Euro-Zone	214	34	33	29	310	299
Total Euro-Zone	$1,176	$3,406	$2,443	$822	$7,847	$7,095
Remainder of Europe:
United Kingdom	$344	$1,561	$1,682	$430	$4,017	$3,262
Switzerland	19	252	263	—	534	484
Sweden	121	222	29	—	372	291
Norway	59	70	7	—	136	110
Jersey (Channel Islands)	3	3	7	45	58	94
Other - Remainder of Europe	41	14	4	—	59	50
Total - Remainder of Europe	$587	$2,122	$1,992	$475	$5,176	$4,291
Total	$1,763	$5,528	$4,435	$1,297	$13,023	$11,386
Investments in Municipal Bonds
At December 31, 2025, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 98 percent of the portfolio rated A or higher.
The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	December 31, 2025
(in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value	December 31, 2024 Total Fair Value
California	$212	$143	$335	$690	$716
New York	28	89	284	401	422
Massachusetts	40	11	116	167	199
Texas	11	32	101	144	265
Florida	1	—	126	127	143
Pennsylvania	34	—	84	118	133
Connecticut	26	2	83	111	125
Illinois	4	26	54	84	110
Georgia	48	—	25	73	79
Oregon	7	46	14	67	71
Hawaii	65	—	1	66	74
Virginia	8	3	49	60	57
Alabama	—	—	57	57	57
All other states	37	33	540	610	692
Total	$521	$385	$1,869	$2,775	$3,143

56	AIG | 2025 Form 10-K

ITEM 7 | Investments

Investments in Corporate Debt Securities
The following table presents the fair value of our available for sale corporate debt securities by industry categories:

Industry Category
(in millions)	December 31, 2025	December 31, 2024
Financial institutions:
Banks	$8,086	$7,085
Insurance	1,378	1,222
Securities firms and other finance companies	856	669
Other financial institutions	5,733	4,116
Utilities	3,231	2,659
Communications	2,188	1,844
Consumer noncyclical	2,706	2,715
Capital goods	1,805	1,715
Energy	2,010	1,702
Consumer cyclical	3,649	3,284
Basic materials	2,093	1,838
Other	3,500	2,977
Total*	$37,235	$31,826
*At December 31, 2025 and 2024, approximately 88 percent and 88 percent, respectively, of these investments were rated investment grade.
Commercial Mortgage Loans
At December 31, 2025, we had direct commercial mortgage loan exposure of $2.5 billion.
The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2025
State:
California	17	$89	$190	$27	$18	$31	$—	$355	14%
New York	17	48	188	44	19	33	—	332	13
Texas	19	72	135	1	30	10	—	248	10
Massachusetts	7	—	175	48	7	—	—	230	9
Florida	11	68	—	60	8	37	—	173	7
Pennsylvania	9	28	57	15	18	—	—	118	5
Illinois	5	88	13	—	—	—	—	101	4
New Jersey	8	55	—	—	3	—	10	68	3
Washington	3	49	—	—	—	—	—	49	2
Colorado	3	7	20	16	—	—	—	43	2
Other states	23	109	12	68	28	—	—	217	9
Foreign	23	180	196	78	27	80	—	561	22
Total*	145	$793	$986	$357	$158	$191	$10	$2,495	100%

December 31, 2024
State:
California	21	$97	$247	$30	$56	$32	$—	$462	14%
New York	19	43	217	70	20	32	—	382	12
Texas	19	78	201	2	31	22	—	334	10
Massachusetts	9	94	156	49	7	—	—	306	9
Florida	11	68	—	62	8	38	—	176	5
New Jersey	18	78	—	—	43	—	10	131	4
Pennsylvania	10	18	52	29	18	—	—	117	4
Illinois	6	88	20	—	—	—	—	108	3
Ohio	5	62	—	29	—	—	—	91	3
Washington	5	49	—	—	—	11	—	60	2
Other states	31	134	33	63	49	6	—	285	8
Foreign	36	278	182	98	69	117	109	853	26
Total*	190	$1,087	$1,108	$432	$301	$258	$119	$3,305	100%
*Does not reflect allowance for credit losses.

AIG | 2025 Form 10-K	57

ITEM 7 | Investments

For additional information on commercial mortgage loans, see Note 7 to the Consolidated Financial Statements.
Net Realized Gains and Losses
The following table presents the components of Net realized gains (losses):

Years Ended December 31,	2025			2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(523)	$(70)	$(593)	$(583)	$(36)	$(619)	$(668)	$(67)	$(735)
Change in allowance for credit losses on fixed maturity securities	1	—	1	(25)	—	(25)	(44)	—	(44)
Change in allowance for credit losses on loans	(10)	11	1	(23)	—	(23)	(28)	3	(25)
Foreign exchange transactions	146	17	163	256	(9)	247	124	5	129
All other derivatives and hedge accounting	(180)	(20)	(200)	(62)	7	(55)	(165)	(8)	(173)
Sales of alternative investments	3	—	3	(16)	—	(16)	29	—	29
Other*	(403)	(8)	(411)	19	(1)	18	18	(4)	14
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(966)	(70)	(1,036)	(434)	(39)	(473)	(734)	(71)	(805)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(166)	(166)	—	(75)	(75)	—	(273)	(273)
Net realized losses	$(966)	$(236)	$(1,202)	$(434)	$(114)	$(548)	$(734)	$(344)	$(1,078)
*In the year ended December 31, 2025, Other increased primarily as a result of impairments on investments in real estate funds, which were sold on December 23, 2025.
Higher Net realized losses excluding Fortitude Re funds withheld assets in the year ended December 31, 2025 compared to 2024 were primarily due to impairments on investments in real estate funds, higher losses on derivative and hedge activity, lower gains on foreign exchange, partially offset by lower losses on fixed income securities compared to the prior year period.
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
For additional information on our investment portfolio, see Note 6 to the Consolidated Financial Statements. For information regarding AIG's net realized gains and losses for the year ended December 31, 2024 compared with the year ended December 31, 2023, see Part II, Item 7. MD&A – Investments – Investment Strategies – Net Realized Gains and Losses in the 2024 Annual Report.
Unrealized Gains and Losses on Investments
Net unrealized investment losses included in shareholders’ equity were $1.4 billion at December 31, 2025 compared with $2.9 billion at December 31, 2024. The change in net unrealized gains and losses on investments in the year ended December 31, 2025 was primarily attributable to a change in the fair value of fixed maturity securities mainly due to lower interest rates and narrowing of credit spreads. The change in net unrealized gains and losses on investments in the year ended December 31, 2024 was primarily attributable to a change in the fair value of fixed maturity securities mainly due to lower interest rates and narrowing of credit spreads.
At December 31, 2025, the Company had $1.4 billion fixed maturity investments reported at fair value for which fair value was less than 80 percent of amortized cost. At December 31, 2024, the Company had $2.4 billion fixed maturity investments reported at fair value for which fair value was less than 80 percent of amortized cost.
At December 31, 2025 and 2024, below investment grade securities comprised 8 percent and 6 percent, respectively, of the fair value of our fixed maturity investment portfolio. Included in below investment grade securities at December 31, 2025 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $1.9 billion and a fair value of $1.8 billion, resulting in a net pre-tax unrealized investment loss of $86 million.
For additional information on our investment portfolio, see Note 6 to the Consolidated Financial Statements.

58	AIG | 2025 Form 10-K

ITEM 7 | Investments

CREDIT RATINGS
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
At December 31, 2025, approximately 62 percent of our fixed maturity securities were held by our U.S. entities. Approximately 91 percent of these securities were rated investment grade by one or more of the major rating agencies.
At December 31, 2025, approximately 93 percent of our fixed maturity securities held by our foreign entities were either rated investment grade or, on the basis of analysis of our investment managers, were equivalent from a credit standpoint to securities rated investment grade. Approximately 17 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.
Composite AIG Credit Ratings
With respect to our fixed maturity securities, the credit ratings in the table below reflect: (i) a composite of the ratings of the three major rating agencies, or when agency ratings are not available, the National Association of Insurance Commissioners (NAIC) Designation assigned by the NAIC Securities Valuation Office (SVO) (96 percent of total fixed maturity securities), or (ii) our internal ratings when these investments have not been rated by any of the major rating agencies or the NAIC. The “Non-rated” category consists of fixed maturity securities that have not been rated by any of the major rating agencies, the NAIC or us.
For information regarding credit risks associated with Investments, see Enterprise Risk Management – Credit Risk.
The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other Bond Securities		Total
(in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Rating:
Other fixed maturity securities
AAA	$4,063	$5,254	$14	$13	$4,077	$5,267
AA	8,693	9,599	50	80	8,743	9,679
A	17,679	14,420	173	114	17,852	14,534
BBB	14,565	12,839	100	145	14,665	12,984
Below investment grade	4,730	4,171	11	4	4,741	4,175
Non-rated	94	60	—	—	94	60
Total	$49,824	$46,343	$348	$356	$50,172	$46,699
Mortgage-backed, asset-backed and collateralized
AAA	$11,198	$8,757	$102	$134	$11,300	$8,891
AA	7,468	6,765	49	89	7,517	6,854
A	1,030	482	135	49	1,165	531
BBB	411	470	77	88	488	558
Below investment grade	1,101	1,189	30	29	1,131	1,218
Non-rated	—	—	—	—	—	—
Total	$21,208	$17,663	$393	$389	$21,601	$18,052
Total
AAA	$15,261	$14,011	$116	$147	$15,377	$14,158
AA	16,161	16,364	99	169	16,260	16,533
A	18,709	14,902	308	163	19,017	15,065
BBB	14,976	13,309	177	233	15,153	13,542
Below investment grade	5,831	5,360	41	33	5,872	5,393
Non-rated	94	60	—	—	94	60
Total	$71,032	$64,006	$741	$745	$71,773	$64,751

AIG | 2025 Form 10-K	59

ITEM 7 | Insurance Reserves

Insurance Reserves
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (LOSS RESERVES)
The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

	December 31, 2025			December 31, 2024
(in millions)	Net Loss Reserves	Reinsurance Recoverable	Gross Loss Reserves	Net Loss Reserves	Reinsurance Recoverable	Gross Loss Reserves
General Insurance:
North America Commercial:
U.S. Workers' Compensation (net of discount)	$2,273	$3,742	$6,015	$2,293	$3,916	$6,209
U.S. Excess Casualty	3,153	2,961	6,114	3,208	3,139	6,347
U.S. Other Casualty	4,651	3,170	7,821	4,387	3,416	7,803
U.S. Financial Lines	5,270	1,516	6,786	5,422	1,614	7,036
U.S. Property and Special Risks	4,142	990	5,132	4,297	1,233	5,530
Other product lines(b)	4,356	2,947	7,303	3,747	2,947	6,694
Total North America Commercial	23,845	15,326	39,171	23,354	16,265	39,619
International Commercial:
UK/Europe Casualty and Financial Lines	8,288	2,376	10,664	7,280	1,952	9,232
UK/Europe Property and Special Risks	2,176	2,214	4,390	2,355	1,761	4,116
Other product lines(b)	1,882	1,272	3,154	1,630	1,230	2,860
Total International Commercial	12,346	5,862	18,208	11,265	4,943	16,208
Global Personal:
U.S. Personal Insurance	705	1,986	2,691	836	2,048	2,884
UK/Europe and Japan Personal Insurance	1,240	733	1,973	1,269	670	1,939
Other product lines(b)	1,109	750	1,859	983	776	1,759
Total Global Personal	3,054	3,469	6,523	3,088	3,494	6,582
Unallocated loss adjustment expenses(b)	1,965	629	2,594	1,804	744	2,548
Total General Insurance	41,210	25,286	66,496	39,511	25,446	64,957
Other Operations	585	3,585	4,170	631	3,580	4,211
Total	$41,795	$28,871	$70,666	$40,142	$29,026	$69,168
(a)Includes net loss reserve discount of $1.2 billion and $1.2 billion at December 31, 2025 and 2024, respectively. For information regarding loss reserve discount, see Note 13 to the Consolidated Financial Statements.
(b)Other product lines and Unallocated loss adjustment expenses includes Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense for the Fortitude Re reinsurance of $2.3 billion and $2.7 billion at December 31, 2025 and 2024, respectively.
Prior Year Development
The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment and major lines of business:

Years Ended December 31,
(in millions)	2025	2024	2023
General Insurance:
North America Commercial:
U.S. Workers' Compensation	$(172)	$(261)	$(190)
U.S. Excess Casualty	85	228	(48)
U.S. Other Casualty	(8)	(25)	(134)
U.S. Financial Lines	(65)	(43)	37
U.S. Property and Special Risks	(124)	8	(7)
Other Product Lines	(148)	(63)	(65)
Total North America Commercial	$(432)	$(156)	$(407)
International Commercial:
UK/Europe Casualty and Financial Lines	$216	$170	$165
UK/Europe Property and Special Risks	(19)	(35)	81
Other Product Lines	(273)	(234)	(98)
Total International Commercial	$(76)	$(99)	$148

60	AIG | 2025 Form 10-K

ITEM 7 | Insurance Reserves

Years Ended December 31,
(in millions)	2025	2024	2023
Global Personal:
U.S. Personal Insurance	$(10)	$(27)	$(66)
UK/Europe and Japan Personal Insurance	37	(47)	(57)
Other Product Lines	(67)	(39)	(9)
Total Global Personal	$(40)	$(113)	$(132)
Total Prior Year (Favorable) Unfavorable Development*	$(548)	$(368)	$(391)
*Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $124 million, $136 million and $164 million for the years ended December 31, 2025, 2024 and 2023, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $102 million, $289 million and $(158) million for the years ended December 31, 2025, 2024 and 2023, respectively. Also excludes the related changes in amortization of the deferred gain, which were $106 million, $268 million and $(83) million over those same periods.
Net Loss Development – 2025
In the year ended December 31, 2025, we recognized favorable prior year loss reserve development of $548 million, primarily driven by:
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
Net Loss Development – 2024
In the year ended December 31, 2024, we recognized favorable prior year loss reserve development of $367 million, primarily driven by:
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
•Amortization benefit related to the deferred gain on the adverse development cover.

AIG | 2025 Form 10-K	61

ITEM 7 | Insurance Reserves

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
For information regarding the 2023 net loss development, see Part II, Item 7. MD&A – Insurance Reserves – Loss Reserves in the 2024 Annual Report.
Significant Reinsurance Agreements
NICO
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
For a description of AIG’s catastrophe reinsurance protection for 2026, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risk – Natural Catastrophe Risk.
The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement, the effect of discounting of loss reserves and amortization of the deferred gain.

(in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Gross Covered Losses
Covered reserves before discount	$8,907	$9,823	$10,849
Inception to date losses paid	32,588	31,545	30,157
Attachment point	(25,000)	(25,000)	(25,000)
Covered losses above attachment point	$16,495	$16,368	$16,006
Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,196	$13,094	$12,805
Consideration paid including interest	(10,188)	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	3,008	2,906	2,617
Discount on ceded losses(a)	(891)	(936)	(1,104)
Pre-tax deferred gain before amortization	2,117	1,970	1,513
Inception to date amortization of deferred gain at inception	(1,688)	(1,564)	(1,428)
Inception to date amortization attributed to changes in deferred gain(b)	(156)	(122)	64
Deferred gain liability reflected in AIG's balance sheet	$273	$284	$149
(a)The accretion of discount and a reduction in effective interest rates is offset by changes in estimates of the amount and timing of future recoveries.
(b)Excluded from APTI.

62	AIG | 2025 Form 10-K

ITEM 7 | Insurance Reserves

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

Years Ended December 31,
(in millions)	2025	2024	2023
Balance at beginning of year, net of discount	$284	$149	$205
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	102	289	(158)
Amortization attributed to deferred gain at inception(b)	(124)	(136)	(164)
Amortization attributed to changes in deferred gain(c)	(34)	(186)	116
Changes in discount on ceded loss reserves	45	168	150
Balance at end of year, net of discount	$273	$284	$149
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
Fortitude Re
Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our run-off operations. Those reinsurance transactions were designed to consolidate most of our insurance run-off lines into a single legal entity. As of December 31, 2025, $3.2 billion of reserves related to business written by multiple wholly-owned AIG subsidiaries had been ceded to Fortitude Re under these reinsurance transactions.

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
For information regarding our liquidity risk framework, see Enterprise Risk Management – Liquidity Risk.
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

AIG | 2025 Form 10-K	63

ITEM 7 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS
Sources
Liquidity to AIG Parent from Subsidiaries
During the year ended December 31, 2025, our General Insurance companies distributed dividends of $3.0 billion to AIG Parent or applicable intermediate holding companies.
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
In November 2025, we sold 32.6 million shares of Corebridge common stock at a public offering price of $31.10 per share. The aggregate proceeds to AIG Parent were approximately $1.0 billion. Corebridge purchased approximately $500 million of common stock from the underwriter at the same per share price paid by the underwriter to us, net of underwriting discounts and commissions.
Debt Issuance
In May 2025, AIG issued $625 million aggregate principal amount of 4.850% Notes Due 2030 and $625 million aggregate principal amount of 5.450% Notes Due 2035.
Uses
General Borrowings
During the year ended December 31, 2025, $1.1 billion of debt categorized as general borrowings matured, was repaid and/or redeemed, including:
•Repayment of ¥37.7 billion aggregate principal amount of AIG Japan Holdings Kabushiki Kaisha's borrowings, equivalent to approximately $250 million at the time of repayment.
•Repurchase, through cash tender offers, of approximately $457 million aggregate principal amount of certain notes and debentures issued by AIG for an aggregate purchase price of approximately $448 million.
•Redemption of approximately $236 million aggregate principal amount of our 3.900% Notes Due 2026 for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest.
•Repayment of $146 million aggregate principal amount of our 2.500% Notes Due June 30, 2025.
We made interest payments on our general borrowings totaling $382 million during the year ended December 31, 2025.
Dividends
We made cash dividend payments in the amount of $0.45 per share on AIG Common Stock for each of the three month periods ended December 31, 2025, September 30, 2025 and June 30, 2025 (an increase of 12.5 percent from prior dividend payments), and $0.40 per share for the three month period ended March 31, 2025, totaling $976 million in the aggregate.
Repurchases of Common Stock
During the year ended December 31, 2025, AIG Parent repurchased approximately 73 million shares of AIG Common Stock, for an aggregate purchase price of approximately $5.8 billion. Pursuant to a Securities Exchange Act of 1934 (the Exchange Act) Rule 10b5-1 repurchase plan, from January 1, 2026 to February 6, 2026, AIG Parent repurchased approximately 2 million shares of AIG Common Stock for an aggregate purchase price of approximately $125 million.
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
Interest payments totaled $389 million and $858 million in the years ended December 31, 2025 and 2024, respectively. Excluding interest payments, AIG had operating cash inflows of $3.7 billion and $4.1 billion in the years ended December 31, 2025 and 2024, respectively, including outflows of $104 million from discontinued operations in 2024.

64	AIG | 2025 Form 10-K

ITEM 7 | Liquidity and Capital Resources

Investing Cash Flow Activities
Net cash provided by investing activities in the year ended December 31, 2025 was $3.2 billion compared to net cash provided by investing activities of $1.7 billion, including $4.2 billion used in discontinued operations, in 2024.
Financing Cash Flow Activities
Net cash used in financing activities in the year ended December 31, 2025 totaled $6.5 billion, reflecting:
•$976 million to pay dividends of $0.45 per share in each of the three month periods ended December 31, 2025, September 30, 2025 and June 30, 2025, and $0.40 per share for the three month period ended March 31, 2025 on AIG Common Stock;
•$5.8 billion to repurchase approximately 73 million shares of AIG Common Stock; and
•$142 million in net inflows from the issuance and repayment of long-term debt.
Net cash used in financing activities in the year ended December 31, 2024 totaled $5.1 billion reflecting:
•$1.0 billion to pay dividends of $0.40 per share in each of the three month periods ended December 31, 2024, September 30, 2024 and June 30, 2024, and $0.36 per share for the three month period ended March 31, 2024 on AIG Common Stock;
•$22 million to pay a first quarter dividend of $365.625 per share on AIG’s Series A 5.85% Non-Cumulative Perpetual Preferred Stock and redemption premiums;
•$6.7 billion to repurchase approximately 90 million shares of AIG Common Stock;
•$1.4 billion in net outflows from the issuance and repayment of long-term debt; and
•$3.9 billion in net inflows from discontinued operations.
For information regarding cash flow activities for the year ended December 31, 2023, see Part II, Item 7. MD&A – Liquidity and Capital Resources – Analysis of Sources and Uses of Cash of our 2024 Annual Report.
LIQUIDITY AND CAPITAL RESOURCES OF AIG PARENT AND SUBSIDIARIES
AIG Parent
As of December 31, 2025 and 2024, respectively, AIG Parent had approximately $9.3 billion and $10.7 billion in liquidity sources held in the form of cash, short-term investments and AIG Parent's committed, revolving syndicated credit facility of $3.0 billion. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and dividends on AIG Common Stock.
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

AIG | 2025 Form 10-K	65

ITEM 7 | Liquidity and Capital Resources

We are party to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by us in the event of a drawdown. Letters of credit issued in support of our insurance companies totaled approximately $2.3 billion at December 31, 2025.
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
As of December 31, 2025, a total of $3.0 billion remained available under the Facility.
CONTRACTUAL OBLIGATIONS
The following table summarizes material contractual obligations in total, and by remaining maturity:

December 31, 2025		Payments due by Period
(in millions)	Total Payments	2026	2027 - 2028	Thereafter
Loss reserves(a)	$72,729	$20,067	$20,721	$31,941
Long-term debt(b)	9,035	36	1,655	7,344
Interest payments on long-term debt	4,863	396	704	3,763
Total	$86,627	$20,499	$23,080	$43,048
(a)Represents loss reserves, undiscounted and gross of reinsurance.
(b)Does not reflect $156 million of debt of consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.
Loss Reserves
Loss reserves represent our General Insurance companies' estimates of future loss and loss adjustment expense payments based on historical loss development payment patterns. The amounts presented in the above table are undiscounted and therefore exceed the liability for unpaid losses and loss adjustment expenses, including allowance for credit losses, as presented on the Consolidated Balance Sheets. Due to the significance of the assumptions used, the payments by period presented above could be materially different from actual required payments. We believe that our General Insurance companies maintain adequate financial resources to meet the actual required payments under these obligations.
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

66	AIG | 2025 Form 10-K

ITEM 7 | Liquidity and Capital Resources

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

December 31, 2025	Total Amounts Committed
(in millions)		2026	2027 - 2028	Thereafter
Commitments:
Investment commitments	$1,466	$992	$350	$124
Commitments to extend credit	120	75	22	23
Letters of credit	231	130	100	1
Total(a)(b)	$1,817	$1,197	$472	$148
(a)Excludes guarantees and other support arrangements between AIG consolidated entities.
(b)Excludes commitments with respect to pension plans. The annual pension contribution for 2026 is expected to be approximately $54 million.
Investment commitments
We enter into investment commitments in the normal course of business that are aligned with and support our investment strategies. These represent commitments to investment in private equity funds. The commitments to invest are called at the discretion of each fund, as needed for funding new investments or expenses of the fund, the timing of which is estimated based on the expected life cycle of the related funds, consistent with past trends of requirements for funding. These commitments are primarily made by insurance subsidiaries of the Company.
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
The following table provides the rollforward of our total debt outstanding:

Year Ended December 31, 2025	Balance, Beginning of Year	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes	Balance, End of Year
(in millions)
General borrowings:
Notes and bonds payable	$7,885	$1,241	$(718)	$116	$5	$8,529
Junior subordinated debt	602	—	(122)	—	1	481
AIG Japan Holdings Kabushiki Kaisha	239	—	(247)	8	—	—
Total general borrowings	8,726	1,241	(1,087)	124	6	9,010
Borrowings supported by assets	37	—	(12)	—	—	25
Other subsidiaries' notes, bonds, loans and mortgages payable - not guaranteed by AIG	1	—	—	—	(1)	—
Total long-term debt	$8,764	$1,241	$(1,099)	$124	$5	$9,035
Debt of consolidated investment entities - not guaranteed by AIG(a)	$158	$—	$(2)	$—	$—	$156
(a)Includes debt of consolidated investment entities related to real estate investments of $156 million at December 31, 2025 and $158 million at December 31, 2024.

AIG | 2025 Form 10-K	67

ITEM 7 | Liquidity and Capital Resources

Debt Maturities
The following table summarizes maturing long-term debt at December 31, 2025 of AIG for the next four quarters:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions)	2026	2026	2026	2026	Total
General borrowings	$—	$—	$—	$29	$29
Borrowings supported by assets	7	—	—	—	7
Total	$7	$—	$—	$29	$36

FINANCIAL STRENGTH RATINGS
Financial Strength ratings estimate an insurance company’s ability to pay its obligations under an insurance policy. The following table presents the ratings of our significant insurance subsidiaries as of the date of this filing.

	A.M. Best	S&P	Fitch	Moody’s
National Union Fire Insurance Company of Pittsburgh, Pa.	A	AA-	AA-	A1
Lexington Insurance Company	A	AA-	AA-	A1
American Home Assurance Company	A	AA-	AA-	A1
AIG Europe S.A.	NR	AA-	NR	A1
American International Group UK Limited	A	AA-	NR	A1
AIG General Insurance Company, Ltd.	NR	AA-	NR	NR
In May 2025, S&P upgraded the financial strength ratings of AIG’s significant insurance subsidiaries to AA- from A+.
In June 2025, Moody’s upgraded the financial strength ratings of AIG’s insurance subsidiaries to A1 from A2.
In November 2025, Fitch upgraded the financial strength ratings of AIG’s insurance subsidiaries to AA- from A+.
In November 2025, A.M. Best affirmed the financial strength ratings of AIG’s insurance subsidiaries at A and revised the outlook to positive from stable.
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

	Short-Term Debt		Senior Debt Rating
	Moody's	S&P	Moody's(a)	S&P(b)	Fitch(c)
American International Group, Inc.	P-2 (2nd of 4)	A-2 (2nd of 5)	Baa 1 (4th of 9) / Stable	A- (3rd of 9) / Stable	A- (3rd of 9) / Stable
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
In November 2025, Fitch upgraded the Senior Debt Rating of AIG Parent to A- from BBB+, and maintained the outlook as stable.
These credit ratings are current opinions of the rating agencies. They may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request.

68	AIG | 2025 Form 10-K

ITEM 7 | Liquidity and Capital Resources

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
DIVIDENDS
On February 10, 2026, our Board of Directors (the Board) declared a cash dividend on AIG Common Stock of $0.45 per share, payable on March 30, 2026 to shareholders of record on March 16, 2026.
The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors. For further detail on our dividends, see Note 16 to the Consolidated Financial Statements.
REPURCHASES OF AIG COMMON STOCK
The Board has authorized the repurchase of shares of AIG Common Stock through a series of actions. Effective April 1, 2025, the Board authorized the repurchase of $7.5 billion of AIG Common Stock (inclusive of the approximately $3.4 billion remaining under the Board's prior share repurchase authorization). During the year ended December 31, 2025, AIG Parent repurchased approximately 73 million shares of AIG Common Stock for an aggregate purchase price of $5.8 billion. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from January 1, 2026 to February 6, 2026, AIG Parent repurchased approximately 2 million shares of AIG Common Stock for an aggregate purchase price of approximately $125 million. As of February 6, 2026, $3.8 billion remained under the Board's authorization.
The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors, as discussed further in Note 16 to the Consolidated Financial Statements.

Enterprise Risk Management
Risk management is an integral part of our business strategy and a key element of our approach to corporate governance. We have an integrated process for managing risks throughout our organization in accordance with our firm-wide risk appetite. Our Board of Directors has oversight responsibility for the management of risk. Our ERM Department oversees and integrates the risk management functions in our business and embeds risk management in our day-to-day business processes, providing senior management with a consolidated view of AIG’s major risk positions. Nevertheless, our risk management efforts may not always be successful and material adverse effects on our business, results of operations, cash flows, liquidity or financial condition may occur. For further information regarding the risks associated with our business and operations, see Part I, Item 1A. Risk Factors.
AIG employs a Three Lines model. AIG’s business leaders assume full accountability for the risks and controls in their segments and functions, and ERM and other second line functions have review, challenge and oversight function. The third line consists of our Internal Audit Group that provides independent assurance to AIG’s Board of Directors.
Our Board of Directors oversees the management of risk through its Risk Committee and Audit Committee. Our Chief Risk Officer (CRO), a member of the Executive Leadership team, reports to both the Risk Committee and our Chairman and Chief Executive Officer.

AIG | 2025 Form 10-K	69

ITEM 7 | Enterprise Risk Management

The AIG CRO chairs the Group Risk Committee (GRC), the senior management group responsible for assessing all significant risks on a global basis. The GRC is supported by management committees and Legal Entity Risk Committees.
The ERM department strives to nurture a healthy risk culture and establish sound governance. Among other things, the ERM department is tasked with:
•AIG's Risk Appetite Framework and the establishment and maintenance of tolerances and limits on material risks to meet AIG's objectives.
•Risk identification and measurement through multiple processes at the business entity and corporate level focused on capturing our material risks.
AIG major risk categories include credit risk, market risk, liquidity risk, operational risk, technology risk, business and strategic risk, and insurance risk. Emerging risks are regularly monitored.
CREDIT RISK
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
Derivative Transactions
We utilize derivatives principally to enable us to hedge exposure associated with changes in levels of interest rates, currencies, credit, commodities, equity prices and other risks. Credit risk associated with derivative counterparties exists for a derivative contract when that contract has a positive fair value to us. All derivative transactions must be transacted within counterparty limits that have been approved by ERM. We evaluate counterparty credit quality via an internal analysis that is consistent with our organizational policies and, where necessary, we require credit enhancements for certain transactions and enter into offsetting and netting arrangements.
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
Market risk is overseen at the corporate level within ERM through the CRO. Market risk is managed by our finance, treasury and investment management corporate functions, collectively, and in partnership with ERM. The scope and magnitude of our market risk exposures are monitored through GAAP and statutory accounting frameworks as well as through economic analysis consistent with our risk appetite statement. This process aims to establish a comprehensive coverage of potential implications from adverse market risk developments. We use a number of approaches to measure market risk exposure including sensitivity analysis, scenario analysis and stress testing.
Impact of Changes in the Interest Rate Environment
Certain global benchmark interest rates continued to fluctuate in 2025 as markets reacted to change in inflation trends, geopolitical risk, trade and tariff uncertainties and the rate decisions of the global central banks. Our Net investment income is impacted by market interest rates as well as the deployment of asset allocation strategies to enhance yield and manage duration and interest rate risk.

70	AIG | 2025 Form 10-K

ITEM 7 | Enterprise Risk Management

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
The value of the U.S. dollar compared to the Euro, British pound and the Japanese yen (the Major Currencies) impacts income for our businesses with substantial international operations. These currencies may continue to fluctuate, especially as a result of concerns regarding international trade, future economic growth and other macroeconomic factors, and such fluctuations will affect financial statement line item comparability.
Market Risk Sensitivities
Most of our fixed income portfolio is reported as available-for-sale. Therefore, fair value changes have a direct impact on Accumulated other comprehensive income (loss) (AOCI), but do not impact our net investment income revenue unless the assets are sold. Our short-term and long-term debt is reported at amortized cost and thus changes in interest rates do not impact the debt values reported on our financial statements. Their fair value, however, is sensitive to interest rates.
The following table provides estimates of sensitivity to changes in yield curves, equity prices and foreign exchange (FX) rates on our financial instruments. We aim to manage interest rate exposure of the investment portfolio such that valuation changes from interest rates are partially offset by changes in the economic value of insurance reserves. These exposures are regularly reviewed as part of AIG’s governance structure and limits are set accordingly. The table excludes $2.9 billion of interest rate sensitive assets supporting the Fortitude Re funds withheld arrangements as the contractual returns related to the assets are transferred to Fortitude Re, as well as $3.0 billion of related funds withheld payables. This sensitivity table does not reflect potential management actions that could be taken to mitigate losses, and actual results could differ from those illustrated.

	Balance Sheet Exposure		Economic Effect
(dollars in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Sensitivity factor			100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	$68,005	$61,408	$(2,459)	$(2,248)
Mortgage and other loans receivable(a)	3,748	3,057	(45)	(61)
Total interest rate sensitive assets(b)	$71,753	$64,465	$(2,504)	$(2,309)
Interest rate sensitive liabilities:
Long-term debt(a)(c)	(9,035)	(8,525)	634	628
Total interest rate sensitive liabilities	$(9,035)	$(8,525)	$634	$628
Sensitivity factor			20% decline in equity prices and alternative investments
Equity and alternative investments:
Real estate investments	$255	$259	$(51)	$(52)
Private equity	3,026	3,586	(605)	(717)
Hedge funds	175	187	(35)	(37)
Common equity	502	704	(100)	(141)
Other investments	3,240	5,796	(648)	(1,159)
Total equity and alternative investments	$7,198	$10,532	$(1,439)	$(2,106)
Sensitivity factor			10% depreciation of all FX rates against the U.S. dollar
Foreign currency-denominated net asset position:
British pound	$1,105	$1,233	$(110)	$(123)
Japan Yen	787	627	(79)	(63)
Euro	1,174	1,165	(117)	(116)
All other foreign currencies	2,605	2,941	(260)	(294)
Total foreign currency-denominated net asset position(d)	$5,671	$5,966	$(566)	$(596)
(a)The economic effect is the difference between the estimated fair value with and without a 100 bps parallel increase in all yield curves. The estimated fair values for Mortgage and other loans receivable and Long-term debt, excluding assets supporting Fortitude Re funds withheld assets, were $3.8 billion and $8.7 billion at December 31, 2025, respectively. The estimated fair values for Mortgage and other loans receivable and Long-term debt, excluding assets supporting Fortitude Re funds withheld assets, were $2.8 billion and $8.2 billion at December 31, 2024, respectively.

AIG | 2025 Form 10-K	71

ITEM 7 | Enterprise Risk Management

(b)At December 31, 2025, $60 million of Fixed maturity securities and $54 million of Mortgage and other loans receivable were excluded due to modeling limitations. At December 31, 2024, this amount was $568 million for Fixed maturity securities and $492 million for Mortgage and other loans receivable.
(c)At December 31, 2024 the analysis excluded $239 million of AIG Japan Holdings Kabushiki Kaisha loans. The loans matured in 2025 and were not renewed.
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
LIQUIDITY RISK
Liquidity risk is defined as the risk that our financial condition will be adversely affected by the inability or perceived inability to meet our short-term cash, collateral or other financial obligations as they come due.
AIG and its legal entities seek to maintain sufficient liquidity both in the normal course of business and under defined liquidity stress scenarios to ensure that sufficient cash will be available to meet the obligations as they come due.
Liquidity risk drivers include market/monetization risk, cash flow mismatch risk, event funding risk, and financing risk.
Liquidity risk is monitored through comprehensive cash flow projections over varying time horizons that incorporate all relevant liquidity sources and uses and include known and likely cash inflows and outflows. We use several approaches to measure liquidity risk exposure including coverage ratios, cash flow forecasts and stress testing.
OPERATIONAL RISK
Operational risk is defined as the risk of loss, or other adverse consequences, resulting from inadequate or failed internal processes, people, systems, or from external events. Operational risk includes legal, regulatory, compliance, third-party and business continuity risks, but excludes business and strategy risks.
Operational risk is inherent in our business entities and can have many impacts, including but not limited to, unexpected economic losses or gains, reputational harm, regulatory action from supervisory agencies and operational and business disruptions, and/or damage to customer relationships.
ERM, working together with other control and assurance functions and first line risk control owners through the risk and control framework, provides an independent view of operational risks for each of the business areas.
TECHNOLOGY RISK
Technology risk is defined as the risk that technology fails to perform as intended, resulting in missed enterprise objectives. It is associated with the ownership, involvement and adoption of Information Technology within an enterprise. It includes vulnerabilities associated with information technology, operational technology, and communications technology.
AIG strives to reduce the probability and impact of technology risks as much as reasonably practicable while maintaining the ability to conduct business.
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
ERM supports the risk management practices of Information Technology, the Information Security Office and the business units and functions that form the lines of defense against the cybersecurity risks that we face.
For additional information regarding the privacy data protection and cybersecurity regulations to which we are subject, see Part I, Item 1. Business – Regulation – Privacy, Data Protection, Cybersecurity and Artificial Intelligence Requirements. For additional discussion of cybersecurity risks, see Part I, Item 1A. Risk Factors – Business and Operations. For additional information regarding our cybersecurity risk management as well as strategy and governance, please see Part I, Item 1C. Cybersecurity.

72	AIG | 2025 Form 10-K

ITEM 7 | Enterprise Risk Management

BUSINESS AND STRATEGIC RISK
Business and strategy risk encompasses those risks that stem from strategy risk, risk of legal and regulatory actions, risk of rating agency actions, and reputational risk. The major AIG strategy risks capture risk of losses due to the inability to implement appropriate business plans and strategies, make decisions, allocate resources or adapt to changes in the business environment. These risks include, but are not limited to pricing, distribution channels, acquisitions, and dispositions.
AIG monitors and reports on the above-mentioned risks through ongoing risk reporting to various committees, monitoring of capital positions, regular interaction with AIG businesses and functions, regulators, and rating agencies. On a regular basis, ERM performs Second Line Review and Challenge on many of these processes and approaches. The Internal Audit Group performs audits on key processes and provides continuous monitoring on remediation of audit findings. Processes and controls are designed to respond in an effective and consistent way.
INSURANCE RISK
Insurance risk is defined as the risk of actual claims experience and/or policyholder behavior being materially different than expected at the inception of an insurance contract or at the latest valuation. Uncertainties related to insurance risk can lead to deviations in magnitude and/or timing of prospective cash flows associated with our liabilities compared to expectations.
We manage our insurance business risk oversight activities through our insurance operations, which aims to achieve an acceptable risk-adjusted return on equity. We remain disciplined in risk selection, premium adequacy, and appropriate terms and conditions to cover the risk accepted.
We operate our insurance businesses on a global basis, and we are exposed to a wide variety of risks with different time horizons. We manage these risks throughout the organization through a number of processes and procedures, including but not limited to, pricing and risk selection models, pricing approval processes, pre-launch approval of product design, development, and distribution, underwriting approval processes and authorities, modeling and reporting of aggregations and limit concentrations at multiple levels, model risk management framework and validation processes, risk transfer tools, review and challenge of reserves, actuarial profitability and reserve reviews, management of the relationship between assets and liabilities, and experience monitoring and assumption updates.
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
Our business is exposed to loss events, such as fires or earthquakes, that have the potential to generate losses from a single insured client. The net risk to us is managed to acceptable limits established by the Chief Underwriting Officer through a combination of internal underwriting standards and external reinsurance.
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

AIG | 2025 Form 10-K	73

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
The table below details our modeled estimates of PML, net of reinsurance, on an annual aggregate basis. The 1-in-100 and 1-in-250 PMLs are the annual aggregate probable maximum losses with probability of 1 percent and 0.4 percent in a year, respectively. Estimates as of December 31, 2025 reflect our in-force portfolio for exposures as of July 1, 2025, and all inuring reinsurance covers as of December 31, 2025, except for the catastrophe reinsurance programs, which are as of January 1, 2026 and reflected as of such date.
The following table presents an overview of annual aggregate modeled losses for world-wide all perils and exposures arising from our largest primarily modeled perils:

At December 31, 2025	Net of Reinsurance	Net of Reinsurance, After Tax(f)	Percent of Total Shareholders' Equity	Percent of Total Shareholders' Equity Excluding AOCI
(in millions)
Exposures:
World-wide all peril (1-in-250)(a)	$2,500	$1,975	4.8%	4.3%
U.S. Hurricane (1-in-100)(b)	938	741	1.8	1.6
U.S. Earthquake (1-in-250)(c)	901	712	1.7	1.5
Japanese Typhoon (1-in-100)(d)	283	224	0.5	0.5
Japanese Earthquake (1-in-250)(e)	251	198	0.5	0.4
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
Our 2026 property catastrophe reinsurance program is a worldwide program providing both aggregate and per occurrence protection, with differing per occurrence and aggregate retentions for North America, Japan, and rest of world. In 2026, for North America Commercial portfolio, we maintained the $500 million retention and increased the vertical limit purchased by $500 million. For the North America Personal Lines portfolio, it continues to be covered in the aggregate cover, and we maintained the $200 million retention. For the International portfolio, we maintained the $200 million retention for Japan and increased our retention to $150 million for rest of world.

74	AIG | 2025 Form 10-K

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
For additional information on reinsurance recoverable, see Critical Accounting Estimates – Reinsurance Assets.

AIG | 2025 Form 10-K	75

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
IBNR Incurred But Not Reported Estimates of claims that have been incurred but not reported to us.

76	AIG | 2025 Form 10-K

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
Return on equity – Adjusted after-tax income excluding Investments AOCI, DTA and AIG’s ownership interest in Corebridge (Core operating return on equity) is used to show the rate of return on common shareholders’ equity excluding Investments AOCI, DTA and AIG’s ownership interest in Corebridge. We believe this measure is useful to investors because it eliminates the fair value of investments that can fluctuate significantly from period to period due to changes in market conditions. We also exclude the portion of DTA representing U.S. tax attributes related to NOLs, CAMTCs and FTCs that have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As NOLs, CAMTCs and FTCs are utilized, the corresponding portion of the DTA utilized is included. We exclude AIG’s ownership interest in Corebridge since it is not a core long-term investment for AIG. We believe this metric provides investors with greater insight as to the underlying profitability of our property and casualty business. Core operating return on equity is derived by dividing actual or, for interim periods, annualized adjusted after-tax income attributable to AIG common shareholders by average AIG core operating shareholders’ equity.
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

AIG | 2025 Form 10-K	77

Acronyms

Acronyms

A&H	Accident and Health Insurance	ISDA	International Swaps and Derivatives Association, Inc.
ABS	Asset-Backed Securities	Moody's	Moody's Investors Service, Inc.
APTI	Adjusted pre-tax income	NAIC	National Association of Insurance Commissioners
CDS	Credit Default Swap	NM	Not Meaningful
CLO	Collateralized Loan Obligations	ORR	Obligor Risk Ratings
CMBS	Commercial Mortgage-Backed Securities	RMBS	Residential Mortgage-Backed Securities
ERM	Enterprise Risk Management	S&P	Standard & Poor's Financial Services LLC
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
GAAP	Accounting Principles Generally Accepted in the United States of America	VIE	Variable Interest Entity

ITEM 7A | Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is set forth in the Enterprise Risk Management section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

78	AIG | 2025 Form 10-K

Part II
ITEM 8 | Financial Statements and Supplementary Data
AMERICAN INTERNATIONAL GROUP, INC.
REFERENCE TO FINANCIAL STATEMENTS AND SCHEDULES

AIG | 2025 Form 10-K	79

ITEM 8 | Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of American International Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American International Group, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

80	AIG | 2025 Form 10-K

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
Valuation of Insurance Liabilities - Unpaid Losses and Loss Adjustment Expenses (Loss Reserves), Net of Reinsurance
As described in Note 13 to the consolidated financial statements, loss reserves represent the accumulation of estimates of unpaid claims, including estimates for claims incurred but not reported and loss adjustment expenses, less applicable discount. As of December 31, 2025, the Company’s net liability for unpaid losses and loss adjustment expenses was $41.8 billion. As disclosed by management, the estimate of the loss reserves relies on several key judgments, including (i) actuarial methods, (ii) relative weights given to these methods by product line, (iii) underlying actuarial assumptions, and (iv) groupings of similar product lines. Actuarial assumptions include (i) expected loss ratios and (ii) loss development factors. During management’s actuarial reviews, various factors are considered, including economic conditions; the legal, regulatory, judicial and social environment; medical cost trends; policy pricing, terms and conditions; changes in the claims handling process; and the impact of reinsurance. As described in Note 13 to the consolidated financial statements, management uses a combination of actuarial methods to project ultimate losses for both long-tail and short-tail exposures.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 12, 2026

We have served as the Company’s auditor since 1980.

AIG | 2025 Form 10-K	81

American International Group, Inc.
Consolidated Balance Sheets

(in millions, except for share data)	December 31, 2025	December 31, 2024
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $37 in 2025 and $38 in 2024 (amortized cost: 2025 - $71,772; 2024 - $66,195)	$71,032	$64,006
Other bond securities, at fair value	741	745
Equity securities, at fair value	502	704
Mortgage and other loans receivable, net of allowance for credit losses of $37,747 in 2025 and $37,800 in 2024	2,887	3,868
Other invested assets (portion measured at fair value: 2025 - $5,011; 2024 - $7,384)	6,696	9,828
Short-term investments, including restricted cash of $55 in 2025 and $55 in 2024 (portion measured at fair value: 2025 - $5,909; 2024 - $9,789)	11,141	14,462
Total investments	92,999	93,613
Cash	1,274	1,302
Accrued investment income	691	599
Premiums and other receivables, net of allowance for credit losses and disputes of $131 in 2025 and $127 in 2024	10,441	10,463
Reinsurance assets - Fortitude Re	3,167	3,427
Reinsurance assets - other, net of allowance for credit losses and disputes of $248 in 2025 and $220 in 2024	34,829	34,618
Deferred income tax assets	5,096	4,956
Deferred policy acquisition costs	2,106	2,065
Goodwill	3,435	3,373
Deposit accounting assets, net of allowance for credit losses of $49 in 2025 and $49 in 2024	2,443	2,171
Other assets, including restricted cash of $16 in 2025 and $15 in 2024 (portion measured at fair value: 2025 - $135; 2024 - $179)	4,773	4,735
Total assets	$161,254	$161,322
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2025 and $14 in 2024	$70,666	$69,168
Unearned premiums	17,991	17,232
Future policy benefits	1,385	1,317
Other policyholder funds	352	418
Fortitude Re funds withheld payable (portion measured at fair value: 2025 - $(92); 2024 - $(128))	3,038	3,207
Premiums and other related payables	5,448	6,052
Deposit accounting liabilities	3,295	3,005
Commissions and premium taxes payable	1,556	1,522
Current and deferred income tax liabilities	661	426
Other liabilities (portion measured at fair value: 2025 - $162; 2024 - $251)	6,509	7,503
Long-term debt	9,035	8,764
Debt of consolidated investment entities	156	158
Total liabilities	120,092	118,772
Contingencies, commitments and guarantees (See Note 15)
AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2025 - 1,906,671,492 and 2024 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2025 - 1,368,489,324 shares; 2024 - 1,300,512,040 shares of common stock	(71,199)	(65,573)
Additional paid-in capital	75,373	75,348
Retained earnings	37,186	35,079
Accumulated other comprehensive loss	(4,987)	(7,099)
Total AIG shareholders’ equity	41,139	42,521
Non-redeemable noncontrolling interests	23	29
Total equity	41,162	42,550
Total liabilities and equity	$161,254	$161,322
See accompanying Notes to Consolidated Financial Statements.

82	AIG | 2025 Form 10-K

American International Group, Inc.
Consolidated Statements of Income (Loss)

	Years Ended December 31,
(dollars in millions, except per common share data)	2025	2024	2023
Revenues:
Premiums	$23,751	$23,537	$25,564
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	4,066	4,111	3,266
Net investment income - Fortitude Re funds withheld assets	149	144	180
Total net investment income	4,215	4,255	3,446
Net realized losses:
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(966)	(434)	(734)
Net realized losses on Fortitude Re funds withheld assets	(70)	(39)	(71)
Net realized losses on Fortitude Re funds withheld embedded derivative	(166)	(75)	(273)
Total net realized losses	(1,202)	(548)	(1,078)
Other income	11	7	6
Total revenues	26,775	27,251	27,938
Benefits, losses and expenses:
Losses and loss adjustment expenses incurred	14,162	14,567	15,393
Amortization of deferred policy acquisition costs	3,371	3,425	3,771
General operating and other expenses	5,053	5,529	5,399
Interest expense	396	462	516
(Gain) loss on extinguishment of debt	(5)	14	(37)
Net (gain) loss on divestitures and other	(81)	(616)	29
Total benefits, losses and expenses	22,896	23,381	25,071
Income from continuing operations before income tax expense	3,879	3,870	2,867
Income tax expense (benefit):
Current	905	657	176
Deferred	(123)	513	(50)
Income tax expense	782	1,170	126
Income from continuing operations	3,097	2,700	2,741
Income (loss) from discontinued operations, net of income taxes	—	(3,626)	1,137
Net income (loss)	3,097	(926)	3,878
Less: Net income attributable to noncontrolling interests	1	478	235
Net income (loss) attributable to AIG	3,096	(1,404)	3,643
Less: Dividends on preferred stock and preferred stock redemption premiums	—	22	29
Net income (loss) attributable to AIG common shareholders	$3,096	$(1,426)	$3,614
Income per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$5.48	$4.11	$3.77
Income (loss) from discontinued operations	$—	$(6.30)	$1.25
Net income (loss) attributable to AIG common shareholders	$5.48	$(2.19)	$5.02
Diluted:
Income from continuing operations	$5.43	$4.07	$3.74
Income (loss) from discontinued operations	$—	$(6.24)	$1.24
Net income (loss) attributable to AIG common shareholders	$5.43	$(2.17)	$4.98
Weighted average shares outstanding:
Basic	565,078,072	651,448,307	719,506,291
Diluted	570,349,988	657,283,160	725,233,068
See accompanying Notes to Consolidated Financial Statements.

AIG | 2025 Form 10-K	83

American International Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in millions)	2025	2024	2023
Net income (loss)	$3,097	$(926)	$3,878
Other comprehensive income (loss), net of tax
Change in unrealized appreciation of fixed maturity securities on which allowance for credit losses was taken	1	60	—
Change in unrealized appreciation of all other investments	1,495	279	2,369
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	19	(44)	(60)
Change in foreign currency translation adjustments	540	(507)	118
Change in retirement plan liabilities adjustment	57	48	112
Change in other comprehensive income (loss) related to discontinued operations	—	(945)	3,401
Corebridge deconsolidation	—	7,214	—
Other comprehensive income	2,112	6,105	5,940
Comprehensive income	5,209	5,179	9,818
Less: Comprehensive income attributable to noncontrolling interests	1	182	1,534
Comprehensive income attributable to AIG	$5,208	$4,997	$8,284
See accompanying Notes to Consolidated Financial Statements.

84	AIG | 2025 Form 10-K

American International Group, Inc.
Consolidated Statements of Equity

(in millions, except per share data)	Preferred Stock and Additional Paid-in Capital	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Balance, January 1, 2023	$485	$4,766	$(56,473)	$79,915	$34,893	$(22,616)	$40,970	$2,484	$43,454
Common stock issued under stock plans	—	—	298	(423)	—	—	(125)	—	(125)
Purchase of common stock	—	—	(3,014)	—	—	—	(3,014)	—	(3,014)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	3,643	—	3,643	235	3,878
Dividends on preferred stock ($1,462.50 per share)	—	—	—	—	(29)	—	(29)	—	(29)
Dividends on common stock ($1.40 per share)	—	—	—	—	(997)	—	(997)	—	(997)
Other comprehensive income	—	—	—	—	—	4,641	4,641	1,299	5,940
Net increase (decrease) due to divestitures and acquisitions	—	—	—	(3,793)	—	3,938	145	2,524	2,669
Contributions from noncontrolling interests	—	—	—	—	—	—	—	49	49
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(710)	(710)
Other	—	—	—	111	6	—	117	69	186
Balance, December 31, 2023	$485	$4,766	$(59,189)	$75,810	$37,516	$(14,037)	$45,351	$5,950	$51,301
Common stock issued under stock plans	—	—	329	(324)	—	—	5	—	5
Redemption of preferred stock	(485)	—	—	—	—	—	(485)	—	(485)
Purchase of common stock	—	—	(6,713)	—	—	—	(6,713)	—	(6,713)
Net income (loss) attributable to AIG or noncontrolling interests	—	—	—	—	(1,404)	—	(1,404)	478	(926)
Dividends on preferred stock ($365.625 per share) and preferred stock redemption premiums	—	—	—	—	(22)	—	(22)	—	(22)
Dividends on common stock ($1.56 per share)	—	—	—	—	(1,002)	—	(1,002)	—	(1,002)
Other comprehensive income (loss)	—	—	—	—	—	6,401	6,401	(296)	6,105
Net decrease due to divestitures and acquisitions	—	—	—	(418)	—	537	119	(6,015)	(5,896)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	28	28
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(72)	(72)
Other	—	—	—	280	(9)	—	271	(44)	227
Balance, December 31, 2024	$—	$4,766	$(65,573)	$75,348	$35,079	$(7,099)	$42,521	$29	$42,550
Common stock issued under stock plans	—	—	249	(185)	—	—	64	—	64
Purchase of common stock	—	—	(5,875)	—	—	—	(5,875)	—	(5,875)
Net income attributable to AIG or noncontrolling interests	—	—	—	—	3,096	—	3,096	1	3,097
Dividends on common stock ($1.75 per share)	—	—	—	—	(976)	—	(976)	—	(976)
Other comprehensive income	—	—	—	—	—	2,112	2,112	—	2,112
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8)	(8)
Other	—	—	—	210	(13)	—	197	1	198
Balance, December 31, 2025	$—	$4,766	$(71,199)	$75,373	$37,186	$(4,987)	$41,139	$23	$41,162
See accompanying Notes to Consolidated Financial Statements.

AIG | 2025 Form 10-K	85

American International Group, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$3,097	$(926)	$3,878
(Income) loss from discontinued operations	—	3,626	(1,137)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net losses on sales of securities available for sale and other assets	706	637	662
Net (gain) loss on divestitures and other	(81)	(616)	29
(Gain) loss on extinguishment of debt	(5)	14	(37)
Unrealized (gains) losses in earnings - net	(423)	(571)	1,075
Equity in income from equity method investments, net of dividends or distributions	—	(54)	(15)
Depreciation and other amortization	3,455	3,597	3,841
Impairments of assets	322	27	21
Changes in operating assets and liabilities:
Insurance reserves	93	341	823
Premiums and other receivables and payables - net	(1,168)	(571)	544
Reinsurance assets, net	501	727	(204)
Capitalization of deferred policy acquisition costs	(3,438)	(3,519)	(4,157)
Current and deferred income taxes - net	452	468	(338)
Other, net	(197)	197	1,968
Total adjustments	217	677	4,212
Net cash provided by operating activities - continuing operations	3,314	3,377	6,953
Net cash used in operating activities - discontinued operations	—	(104)	(710)
Net cash provided by operating activities	3,314	3,273	6,243
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	12,411	14,063	15,242
Other securities	546	263	360
Other invested assets	4,086	6,588	960
Divestitures, net	—	587	2,568
Maturities of fixed maturity securities available for sale	8,905	9,223	9,083
Principal payments received on and sales of mortgage and other loans receivable	1,304	1,007	1,265
Purchases of:
Available for sale securities	(25,373)	(22,990)	(22,020)
Other securities	(241)	(267)	(242)
Other invested assets	(851)	(557)	(1,017)
Mortgage and other loans receivable	(261)	(470)	(1,021)
Net change in short-term investments	3,485	(1,538)	(5,911)
Other, net	(821)	(66)	(1,754)
Net cash provided by (used in) investing activities - continuing operations	3,190	5,843	(2,487)
Net cash used in investing activities - discontinued operations	—	(4,171)	(4,534)
Net cash provided by (used in) investing activities	3,190	1,672	(7,021)
Cash flows from financing activities:
Proceeds from (payments for)
Issuance of long-term debt	1,241	661	742
Repayments of long-term debt	(1,099)	(2,047)	(2,304)
Repayments of debt of consolidated investment entities	(2)	(1)	(45)
Purchase of common stock	(5,836)	(6,652)	(2,961)
Redemption of preferred stock	—	(485)	—
Dividends on preferred stock and preferred stock redemption premiums	—	(22)	(29)
Dividends on common stock	(976)	(1,002)	(997)
Other, net	129	605	2,846
Net cash used in financing activities - continuing operations	(6,543)	(8,943)	(2,748)
Net cash provided by financing activities - discontinued operations	—	3,880	3,530
Net cash provided by (used in) financing activities	(6,543)	(5,063)	782
Effect of exchange rate changes on cash and restricted cash	12	(83)	(13)
Net decrease in cash and restricted cash	(27)	(201)	(9)
Cash and restricted cash at beginning of year	1,372	1,573	1,571
Cash and restricted cash of held for sale assets	—	—	11
Cash and restricted cash at end of year	$1,345	$1,372	$1,573

86	AIG | 2025 Form 10-K

American International Group, Inc.
Consolidated Statements of Cash Flows (continued)
Supplementary Disclosure of Consolidated Cash Flow Information

	Years Ended December 31,
(in millions)	2025	2024	2023
Cash	$1,274	$1,302	$1,540
Restricted cash included in Short-term investments*	55	55	1
Restricted cash included in Other assets*	16	15	32
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$1,345	$1,372	$1,573
Cash paid during the period for:
Interest	$389	$858	$1,059
Taxes	$330	$708	$984
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk transfer transactions attributed to discontinued operations	$—	$1,316	$4,317
Fixed maturity securities and other invested assets received in connection with reinsurance transactions	$—	$256	$110
Fixed maturity securities and other invested assets transferred in connection with reinsurance transactions	$—	$(148)	$(838)
Non-cash consideration received from sale of Validus Re	$—	$—	$290
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$—	$2,416	$4,501
Fee income debited to policyholder contract deposits included in financing activities	$—	$(1,426)	$(2,122)
*Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to real estate.
See accompanying Notes to Consolidated Financial Statements.

AIG | 2025 Form 10-K	87

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
STRATEGIC INVESTMENTS
On October 30, 2025, AIG announced strategic investments in Convex Group Limited (Convex), a global specialty insurer, and Onex Corporation (Onex), a global asset manager. AIG will acquire a 35 percent equity interest in Convex for approximately $2.1 billion as well as a 9.9 percent ownership stake in Onex, for approximately $646 million, with the intent to invest up to $2.0 billion over three years in Onex’s investment funds. On February 6, 2026, both transactions closed. AIG will also participate directly in Convex’s underwriting portfolio through a whole account quota share structure from January 1, 2026.
RENEWAL RIGHTS ACQUISITION
On October 27, 2025, AIG announced definitive agreements with Everest Group, Ltd. (Everest) to acquire the renewal rights of Everest’s global retail commercial insurance portfolios for an aggregate purchase price of $301 million. AIG also paid Everest $30 million for originating and structuring the transaction and to reimburse Everest for certain expenses. The purchase price is subject to adjustment, 90 days after December 31, 2025, such that the final purchase price will be equal to 15 percent of the actual premiums written for the period beginning January 1, 2025 through December 31, 2025 (aggregate premiums). Additionally, if AIG gross written premium paid and payable in 2026 are less than 80 percent of the aggregate premiums, Everest will reimburse a portion of the purchase price depending on the relative percentage of such aggregate premiums, which amount shall not exceed $70 million. AIG has also agreed to pay Everest affiliates $10 million per month for nine months for specified transition services.
SALES/DISPOSALS OF ASSETS AND BUSINESSES
Crop Risk Services
On July 3, 2023, AIG closed the sale of Crop Risk Services, Inc. to American Financial Group, Inc. and in substance, AIG exited the crop business. The gross proceeds, before deducting commissions, were $234 million, resulting in a pre-tax gain of $72 million for the year ended December 31, 2023.
Validus Re
On November 1, 2023, AIG completed the sale of Validus Reinsurance, Ltd. (Validus Re), including AlphaCat Managers Ltd. and the Talbot Treaty reinsurance business, to RenaissanceRe Holdings Ltd. (RenaissanceRe) and received cash proceeds of $2.7 billion from RenaissanceRe and 1.3 million shares of RenaissanceRe common stock valued at $290 million as of the closing date, resulting in a pre-tax loss of $78 million for the year ended December 31, 2023. On October 30, 2025, AIG sold all RenaissanceRe common stock shares for $323 million. The results of Validus Re are reported in North America Commercial and International Commercial segments.

88	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 1. Basis of Presentation

Global Personal Travel Business
On December 2, 2024, AIG concluded the sale of its global individual personal travel insurance and assistance business to Zurich Insurance Group (Zurich) for $600 million in cash plus additional earn-out consideration, resulting in a pre-tax gain of $511 million for the year ended December 31, 2024. The global individual personal travel insurance and assistance business is reported in the Global Personal segment. AIG has also agreed to provide transition services to Zurich for 30 months after the transaction date. Additionally, AIG has agreements in place to front 100 percent of all new travel business produced by Zurich, whereby all of the economics of the new travel business will pass to Zurich through the fronting arrangements, which is recognized as a component of Net gain (loss) on divestitures and other.
USE OF ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires the application of accounting policies that often involve a significant degree of judgment. Accounting policies that we believe are most dependent on the application of estimates and assumptions are considered our critical accounting estimates and are related to the determination of:
•loss reserves;
•reinsurance assets;
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
•Long-term debt
Note 15. Contingencies, Commitments and Guarantees
•Legal contingencies
Note 17. Earnings Per Common Share (EPS)
Note 21. Income Taxes

OTHER SIGNIFICANT ACCOUNTING POLICIES
Premiums are presented net of reinsurance, as applicable. Premiums for short-duration contracts are recorded as written on the inception date of the policy. Premiums are earned primarily on a pro rata basis over the term of the related coverage. Sales of extended services contracts are reflected as premiums written and earned on a pro rata basis over the term of the related coverage. In addition, certain miscellaneous income is included as premiums written and earned. The reserve for unearned premiums includes the portion of premiums written relating to the unexpired terms of coverage. Reinsurance premiums are typically earned over the same period as the underlying policies or risks covered by the contract. As a result, the earnings pattern of a reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies throughout the year. Premiums from long-duration life products are recognized as revenues when due.

AIG | 2025 Form 10-K	89

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
Deposit accounting assets and liabilities We have entered into certain insurance and reinsurance contracts that do not contain sufficient insurance risk to be accounted for as insurance or reinsurance. When we receive premiums on such contracts, the premiums received, after deduction for certain related expenses, are recorded as deposits within Deposit accounting liabilities in the Consolidated Balance Sheets. Net proceeds of these deposits are invested and generate Net investment income. When we pay premiums on such contracts, the premiums paid are recorded as deposits within Deposit accounting assets in the Consolidated Balance Sheets. The deposit asset or liability is adjusted as amounts are paid, consistent with the underlying contracts. Deferred gains on retroactive reinsurance agreements are also reflected within Deposit accounting liabilities.
Other assets consist of prepaid expenses, deposits, other deferred charges, real estate, other fixed assets, capitalized software costs, intangible assets other than goodwill, restricted cash, derivative assets, and accrued interest income.
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
ACCOUNTING STANDARDS ADOPTED DURING 2025
Income Tax
In December 2023, the Financial Accounting Standards Board (FASB) issued an accounting standard update to address improvements to income tax disclosures. The standard requires disaggregated information about a company’s effective tax rate reconciliation as well as information on income taxes paid. AIG adopted the applicable disclosures in Note 21 of its 2025 Annual Report on Form 10K on a prospective basis. The adoption of the standard did not have an impact on AIG’s consolidated results of operations and financial condition.

90	AIG | 2025 Form 10-K

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
Improvements to Internal-use Software
In September 2025, the FASB issued targeted improvements to modernize the accounting for software development costs. Under the new guidance, qualifying costs will be capitalized when management authorizes a project and it is probable the project will be completed and used to perform the intended function, rather than when a project reaches the application development stage under existing guidance. The effective date for the standard is for annual periods beginning after December 15, 2027 and interim reporting periods within those fiscal years. Early adoption is permitted. The amendments can be applied either prospectively, retrospectively or utilizing a modified transition approach. We are assessing the impact of the standard.

3. Segment Information
AIG has three reportable segments, North America Commercial, International Commercial and Global Personal. Our chief executive officer and chief financial officer are our chief operating decision makers (CODMs) and use underwriting income (loss) measure to benchmark and assess AIG's performance by segment and in establishing management’s compensation. Our General Insurance business (General Insurance) consists of our three segments and the Net investment income related to our insurance operations.
NORTH AMERICA COMMERCIAL
The North America Commercial segment consists of insurance businesses and operations in the United States, Canada and Bermuda.
INTERNATIONAL COMMERCIAL
The International Commercial segment consists of insurance businesses and operations in Middle East and Africa (EMEA region), the United Kingdom, Japan, Europe, Asia Pacific, Latin America and Caribbean, and China. The International Commercial segment also includes the results of Talbot Holdings Ltd. (Talbot) as well as AIG’s Global Specialty business.
GLOBAL PERSONAL
The Global Personal segment consists primarily of Global Accident & Health and Personal Lines insurance businesses in the United States, Japan, the United Kingdom, EMEA region, Asia Pacific, Latin America and Caribbean, and China.
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

AIG | 2025 Form 10-K	91

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

The following table presents AIG’s continuing operations by segment:

2025
(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Income (Loss) from Continuing Operations Before Income Tax Expense
2025
North America Commercial	$8,759	$8,626	$5,466	$862	$216	$938	$1,144
International Commercial	8,663	8,580	4,781	1,088	364	1,229	1,118
Global Personal	6,253	6,472	3,721	1,407	358	916	70
Total General Insurance	$23,675	$23,678	$13,968	$3,357	$938	$3,083	$2,332	$3,433	$5,765
Interest expense								—	(392)
Other Operations								346	(29)
Elimination and consolidations								(1)	—
Total								3,778	5,344
Reconciling items:
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares								255	255
Other income (expense) - net								6	—
Gain (loss) on extinguishment of debt								—	5
Net investment income on Fortitude Re funds withheld assets								149	149
Net realized losses on Fortitude Re funds withheld assets								—	(70)
Net realized losses on Fortitude Re funds withheld embedded derivative								—	(166)
Net realized gains (losses)(c)								(4)	(973)
Net gain (loss) on divestitures and other								—	81
Non-operating litigation reserves and settlements								—	9
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	(105)
Net loss reserve discount charge								—	(48)
Net results of businesses in run-off(d)								31	4
Non-operating pension expenses								—	(15)
Integration and transaction costs associated with acquiring or divesting businesses								—	(136)
Restructuring and other costs(e)								—	(439)
Non-recurring costs related to regulatory or accounting changes								—	(16)
Total AIG Consolidated								$4,215	$3,879

92	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Income (Loss) from Continuing Operations Before Income Tax Expense
2024
North America Commercial	$8,452	$8,172	$5,713	$824	$222	$865	$548
International Commercial	8,364	8,145	4,463	1,018	342	1,095	1,227
Global Personal	7,086	7,140	3,862	1,571	573	992	142
Total General Insurance	$23,902	$23,457	$14,038	$3,413	$1,137	$2,952	$1,917	$3,060	$4,977
Interest expense								—	(445)
Other Operations								424	(207)
Elimination and consolidations								—	(1)
Total								3,484	4,324
Reconciling items:
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares								586	586
Other income (expense) - net								16	—
Gain (loss) on extinguishment of debt								—	(14)
Net investment income on Fortitude Re funds withheld assets								144	144
Net realized losses on Fortitude Re funds withheld assets								—	(39)
Net realized losses on Fortitude Re funds withheld embedded derivative								—	(75)
Net realized gains (losses)(c)								8	(428)
Net gain (loss) on divestitures and other								—	616
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	(105)
Net loss reserve discount charge								—	(226)
Net results of businesses in run-off(d)								17	(111)
Integration and transaction costs associated with acquiring or divesting businesses								—	(39)
Restructuring and other costs(e)								—	(745)
Non-recurring costs related to regulatory or accounting changes								—	(18)
Total AIG Consolidated								$4,255	$3,870

AIG | 2025 Form 10-K	93

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Income (Loss) from Continuing Operations Before Income Tax Expense
2023
North America Commercial	$11,432	$10,233	$6,323	$1,371	$231	$953	$1,355
International Commercial	8,168	7,964	4,641	943	350	1,028	1,002
Global Personal	7,119	6,894	3,811	1,309	698	1,084	(8)
Total General Insurance	$26,719	$25,091	$14,775	$3,623	$1,279	$3,065	$2,349	$3,022	$5,371
Interest expense								—	(498)
Other Operations								186	(535)
Elimination and consolidations								(13)	(17)
Total								3,195	4,321
Reconciling items:
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares								53	53
Other income (expense) - net								8	—
Gain (loss) on extinguishment of debt								—	37
Net investment income on Fortitude Re funds withheld assets								180	180
Net realized losses on Fortitude Re funds withheld assets								—	(71)
Net realized losses on Fortitude Re funds withheld embedded derivative								—	(273)
Net realized gains (losses)(c)								(12)	(743)
Net gain (loss) on divestitures and other								—	(29)
Non-operating litigation reserves and settlements								—	(1)
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	62
Net loss reserve discount charge								—	(195)
Net results of businesses in run-off(d)								21	(31)
Non-operating pension expenses								—	(71)
Integration and transaction costs associated with acquiring or divesting businesses								—	(6)
Restructuring and other costs(e)								—	(356)
Non-recurring costs related to regulatory or accounting changes								—	(22)
Net impact from elimination of international reporting lag								1	12
Total AIG Consolidated								$3,446	$2,867
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
(e)In the years ended December 31, 2025 and 2024, Restructuring and other costs was primarily related to employee-related costs, including severance, and, in the year ended December 31, 2024, real estate impairment charges.
For the year ended December 31, 2024, we recorded severance charges of $353 million and asset impairment charges of $53 million as a result of restructuring activities.
The following table presents AIG’s consolidated total revenues and real estate and other fixed assets, net of accumulated depreciation, by major geographic area:

	Total Revenues*
(in millions)	2025	2024	2023
North America Commercial	$8,626	$8,172	$10,233
International Commercial	8,580	8,145	7,964
Global Personal	6,472	7,140	6,894
Net investment income	4,215	4,255	3,446
Net realized losses	(1,202)	(548)	(1,078)
Other income	11	7	6
Net results of businesses in run-off	76	83	475
Net impact from elimination of international reporting lag	—	—	3

94	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

	Total Revenues*
(in millions)	2025	2024	2023
Elimination and consolidations	(3)	(3)	(5)
Total Revenue	$26,775	$27,251	$27,938

North America	$12,699	$13,031	$14,701
International	14,076	14,220	13,237
Consolidated	$26,775	$27,251	$27,938

	Real Estate and Other Fixed Assets, Net of Accumulated Depreciation
(in millions)	2025	2024	2023
North America	$1,034	$804	$760
International	335	312	372
Consolidated	$1,369	$1,116	$1,132
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
Deconsolidation of Corebridge
On June 9, 2024 (the Deconsolidation Date), AIG held 48.4 percent of Corebridge common stock, waived its right to majority representation on the Corebridge Board of Directors and one of AIG's designees resigned from the Corebridge Board of Directors. As a result, AIG met the requirements for the deconsolidation of Corebridge.
In the second quarter of 2024, AIG recognized a loss of $4.8 billion as a result of the deconsolidation, mainly due to the recognition of an accumulated comprehensive loss of $7.2 billion. The loss was recorded as a component of discontinued operations.
The historical financial results of Corebridge are reflected in these Consolidated Financial Statements as discontinued operations.
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
In November 2025, we sold 32.6 million shares of Corebridge common stock at a public offering price of $31.10 per share. The aggregate proceeds to AIG Parent were approximately $1.0 billion. Corebridge purchased approximately $500 million of common stock from the underwriter at the same per share price, paid by the underwriter to us, net of underwriting discounts and commissions.
Due to share repurchases by Corebridge and the sale of shares by AIG after the Deconsolidation Date, as of December 31, 2025, AIG held 10.1 percent of the outstanding common stock of Corebridge.
On February 10, 2026, Nippon Life Insurance Company (Nippon) agreed to waive the transfer restriction set forth in the Stock Purchase Agreement, dated May 16, 2024, by and among AIG, Nippon and Corebridge, pursuant to which AIG was restricted from owning less than 9.9 percent of Corebridge’s issued and outstanding common stock at any time prior to December 9, 2026.

AIG | 2025 Form 10-K	95

ITEM 8 | Notes to Consolidated Financial Statements | 4. Discontinued Operations Presentation
The following provides Corebridge's pre-tax income as well as our equity method income (representing the sum of dividends received and changes in Corebridge's stock price).

Years Ended December 31,
(in millions)	2025	2024
Corebridge pre-tax income (loss)	$(541)	$1,574
Equity method income related to Corebridge (based on fair value)	$277	$601
The following table presents the amounts related to the operations of Corebridge that have been reflected in Net income from discontinued operations:

Years Ended December 31,
(in millions)	2024	2023
Revenues:
Premiums	$2,723	$7,690
Policy fees	1,269	2,797
Net investment income	5,238	11,146
Net realized losses	(923)	(3,530)
Other income	372	761
Total revenues	8,679	18,864
Benefits, losses and expenses:
Policyholder benefits and losses incurred	3,618	9,362
Change in the fair value of market risk benefits, net	(350)	2
Interest credited to policyholder account balances	2,184	4,424
Amortization of deferred policy acquisition costs	465	1,037
General operating and other expenses	1,350	3,100
Interest expense	249	620
Net gain on divestitures and other	(191)	(672)
Total benefits, losses and expenses	7,325	17,873
Income from discontinued operations before income tax expense and loss on disposal of discontinued operations	1,354	991
Income tax expense (benefit)	226	(146)
Income from discontinued operations, net of income taxes before loss on disposal of discontinued operations	1,128	1,137
Loss on disposition of operations, net of tax	(4,754)	—
Income (loss) from discontinued operations, net of income taxes	(3,626)	1,137
Less: Net income from discontinued operations attributable to noncontrolling interests	478	235
Net income (loss) from discontinued operations attributable to AIG	$(4,104)	$902
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

(in millions)
Corebridge retained investment (294.2 million shares at $28.90 per share at June 9, 2024)	$8,502
Retained interest in certain investment entities and other assets	1,180
Net fair value of assets retained	9,682

Corebridge book value	12,409
Less: Noncontrolling interests	5,732
Corebridge book value excluding noncontrolling interests	6,677

Pre-tax gain on sale	3,005
Tax expense	545
Subtotal: After tax gain on sale before reclassification adjustment	2,460
Reclassification adjustment of Accumulated other comprehensive loss	(7,214)
After-tax loss on sale of Corebridge	$(4,754)

96	AIG | 2025 Form 10-K

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

AIG | 2025 Form 10-K	97

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
When our independent third-party valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a price quote, which is generally non-binding, or by employing market accepted valuation models internally or via our third-party asset managers. Broker prices may be based on an income approach, which converts expected future cash flows to a single present value amount, with specific consideration of inputs relevant to particular security types. For structured securities, such inputs may include ratings, collateral types, geographic concentrations, underlying loan vintages, loan delinquencies and defaults, loss severity assumptions, prepayments, and weighted average coupons and maturities. When the volume or level of market activity for a security is limited, certain inputs used to determine fair value may not be observable in the market. Broker prices may also be based on a market approach that considers recent transactions involving identical or similar securities. Fair values provided by brokers are subject to similar control processes to those noted above for fair values from independent third-party valuation service providers, including management reviews. For those corporate debt instruments (for example, private placements) that are not traded in active markets or that are subject to transfer restrictions, valuations reflect illiquidity and non-transferability, based on available market evidence. When observable price quotations are not available, fair value is determined based on discounted cash flow models using discount rates based on credit spreads, yields or price levels of comparable securities, adjusted

98	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

for illiquidity and structure. Fair values determined internally or via our third-party asset managers are also subject to management review to ensure that valuation models and related inputs are reasonable.
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
Other Invested Assets
We initially estimate the fair value of investments in certain hedge funds, private equity funds and other investment partnerships by reference to the transaction price. Subsequently, we generally obtain the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are generally audited annually. We consider observable market data and perform certain control procedures to validate the appropriateness of using the net asset value as a fair value measurement. The fair values of other investments carried at fair value, such as direct private equity holdings, are initially determined based on transaction price and are subsequently estimated based on available evidence such as market transactions in similar instruments, other financing transactions of the issuer and other available financial information for the issuer, with adjustments made to reflect illiquidity as appropriate. AIG's retained investment in Corebridge, for which we have elected the fair value option, is determined using Corebridge's stock price as its fair value.
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
OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. When models are used, the selection of a particular model to value an OTC derivative depends on the contractual terms of and specific risks inherent in the instrument, as well as the availability of pricing information in the market. We generally use similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be corroborated by observable market data by correlation or other means, and model selection does not involve significant management judgment.
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

AIG | 2025 Form 10-K	99

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

December 31, 2025	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$209	$3,089	$—	$—	$—	$3,298
Obligations of states, municipalities and political subdivisions	—	2,771	4	—	—	2,775
Non-U.S. governments	66	6,427	23	—	—	6,516
Corporate debt	—	37,122	113	—	—	37,235
RMBS	—	8,622	1,546	—	—	10,168
CMBS	—	4,592	24	—	—	4,616
CLO/ABS	—	4,683	1,741	—	—	6,424
Total bonds available for sale	275	67,306	3,451	—	—	71,032
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	51	—	—	—	51
Non-U.S. governments	—	23	—	—	—	23
Corporate debt	—	274	—	—	—	274
RMBS	—	46	51	—	—	97
CMBS	—	42	—	—	—	42
CLO/ABS	—	135	119	—	—	254
Total other bond securities	—	571	170	—	—	741
Equity securities	446	1	55	—	—	502
Other invested assets(b)	1,512	143	92	—	—	1,747
Derivative assets(c)	—	312	26	(164)	(169)	5
Short-term investments	4,106	1,803	—	—	—	5,909
Other assets(c)	—	—	130	—	—	130
Total	$6,339	$70,136	$3,924	$(164)	$(169)	$80,066
Liabilities:
Derivative liabilities(c)	$—	$439	$26	$(164)	$(212)	$89
Fortitude Re funds withheld payable	—	—	(92)	—	—	(92)
Other liabilities	—	—	73	—	—	73
Total	$—	$439	$7	$(164)	$(212)	$70

100	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

December 31, 2024	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$36	$3,231	$—	$—	$—	$3,267
Obligations of states, municipalities and political subdivisions	—	3,140	3	—	—	3,143
Non-U.S. governments	161	7,939	7	—	—	8,107
Corporate debt	—	31,586	240	—	—	31,826
RMBS	—	6,710	1,894	—	—	8,604
CMBS	—	3,900	26	—	—	3,926
CLO/ABS	—	4,293	840	—	—	5,133
Total bonds available for sale	197	60,799	3,010	—	—	64,006
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	50	—	—	—	50
Non-U.S. governments	—	24	—	—	—	24
Corporate debt	—	281	1	—	—	282
RMBS	—	50	50	—	—	100
CMBS	—	43	—	—	—	43
CLO/ABS	—	133	113	—	—	246
Total other bond securities	—	581	164	—	—	745
Equity securities	689	—	15	—	—	704
Other invested assets (b)	3,810	119	163	—	—	4,092
Derivative assets(c)	—	573	51	(270)	(304)	50
Short-term investments	7,942	1,847	—	—	—	9,789
Other assets(c)	—	—	129	—	—	129
Total	$12,638	$63,919	$3,532	$(270)	$(304)	$79,515
Liabilities:
Derivative liabilities(c)	$—	$571	$51	$(270)	$(201)	$151
Fortitude Re funds withheld payable	—	—	(128)	—	—	(128)
Other liabilities	—	—	100	—	—	100
Total	$—	$571	$23	$(270)	$(201)	$123
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $3.3 billion and $3.3 billion as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, includes AIG's ownership interest in Corebridge of $1.5 billion and $3.8 billion, respectively, on which AIG elected the fair value option.
(c)Presented as part of Other assets and Other liabilities on the Consolidated Balance Sheets.

AIG | 2025 Form 10-K	101

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the years ended December 31, 2025 and 2024 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Consolidated Balance Sheets at December 31, 2025 and 2024:

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
December 31, 2025
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$3	$—	$—	$1	$—	$—	$—	$4	$—	$1
Non-U.S. governments	7	—	—	—	16	—	—	23	—	3
Corporate debt	240	(19)	(1)	(169)	109	(85)	38	113	—	27
RMBS	1,894	27	6	(141)	2	(242)	—	1,546	—	(7)
CMBS	26	(4)	5	(9)	6	—	—	24	—	1
CLO/ABS	840	8	17	1,090	—	(154)	(60)	1,741	—	19
Total bonds available for sale	3,010	12	27	772	133	(481)	(22)	3,451	—	44
Other bond securities:
Corporate debt	1	(1)	—	—	—	—	—	—	(1)	—
RMBS	50	2	—	—	1	(2)	—	51	2	—
CLO/ABS	113	4	—	(7)	31	(22)	—	119	8	—
Total other bond securities	164	5	—	(7)	32	(24)	—	170	9	—
Equity securities	15	4	—	18	18	—	—	55	1	—
Other invested assets	163	(3)	—	(25)	1	(63)	19	92	1	—
Other assets	129	—	—	1	—	—	—	130	—	—
Total	$3,481	$18	$27	$759	$184	$(568)	$(3)	$3,898	$11	$44

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
Liabilities:
Fortitude Re funds withheld payable	$(128)	$166	$—	$(130)	$—	$—	$—	$(92)	$(93)	$—
Other Liabilities	100	(27)	—	—	—	—	—	73	—	—
Total	$(28)	$139	$—	$(130)	$—	$—	$—	$(19)	$(93)	$—

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
December 31, 2024
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$3	$—	$—	$—	$—	$—	$—	$3	$—	$(5)
Non-U.S. governments	7	—	—	—	—	—	—	7	—	—
Corporate debt	323	(1)	(3)	(71)	232	(245)	5	240	—	(6)
RMBS	1,792	53	32	(238)	308	(89)	36	1,894	—	(43)
CMBS	25	(11)	13	(32)	108	(78)	1	26	—	1
CLO/ABS	1,289	(22)	54	(441)	43	(83)	—	840	—	37
Total bonds available for sale	3,439	19	96	(782)	691	(495)	42	3,010	—	(16)
Other bond securities:
Corporate debt	45	—	—	—	1	(45)	—	1	—	—
RMBS	51	1	—	(3)	—	(3)	4	50	2	—
CLO/ABS	138	1	—	4	2	(32)	—	113	(1)	—
Total other bond securities	234	2	—	1	3	(80)	4	164	1	—

102	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
Equity securities	14	1	—	4	11	(13)	(2)	15	1	—
Other invested assets	221	(16)	—	(35)	—	(13)	6	163	(11)	—
Other assets	243	—	—	(114)	—	—	—	129	—	—
Total	$4,151	$6	$96	$(926)	$705	$(601)	$50	$3,481	$(9)	$(16)

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Year
Liabilities:
Derivative liabilities, net(a)	$(453)	$41	$—	$377	$—	$—	$35	$—	$(1)	$—
Fortitude Re funds withheld payable	(148)	75	—	(55)	—	—	—	(128)	(26)	—
Other liabilities	122	(2)	—	(20)	—	—	—	100	—	—
Total	$(479)	$114	$—	$302	$—	$—	$35	$(28)	$(27)	$—
(a)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.
Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Consolidated Statements of Income (Loss) as follows:

(in millions)	Net Investment Income	Net Realized Gains (Losses)	Total
December 31, 2025
Assets:
Bonds available for sale	$27	$(15)	$12
Other bond securities	5	—	5
Equity securities	4	—	4
Other invested assets	(2)	(1)	(3)
December 31, 2024
Assets:
Bonds available for sale	$75	$(56)	$19
Other bond securities	2	—	2
Equity securities	1	—	1
Other invested assets	(16)	—	(16)

(in millions)	Net Investment Income	Net Realized (Gains) Losses	Total
December 31, 2025
Liabilities:
Fortitude Re funds withheld payable	$—	$166	$166
Other Liabilities	—	(27)	(27)
December 31, 2024
Liabilities:
Derivative liabilities, net	$—	$41	$41
Fortitude Re funds withheld payable	—	75	75
Other Liabilities	—	(2)	(2)

AIG | 2025 Form 10-K	103

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the years ended December 31, 2025 and 2024 related to Level 3 assets and liabilities in the Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
December 31, 2025
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1	$—	$—	$1
Non-U.S. governments	1	—	(1)	—
Corporate debt	6	(22)	(153)	(169)
RMBS	55	(3)	(193)	(141)
CMBS	—	(4)	(5)	(9)
CLO/ABS	1,444	(98)	(256)	1,090
Total bonds available for sale	1,507	(127)	(608)	772
Other bond securities:
RMBS	3	—	(3)	—
CLO/ABS	1	—	(8)	(7)
Total other bond securities	4	—	(11)	(7)
Equity securities	75	(57)	—	18
Other invested assets	11	—	(36)	(25)
Other assets	—	—	1	1
Total	$1,597	$(184)	$(654)	$759
Liabilities:
Fortitude Re funds withheld payable	$—	$—	$(130)	$(130)
Total	$—	$—	$(130)	$(130)
December 31, 2024
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1	$—	$(1)	$—
Non-U.S. governments	4	—	(4)	—
Corporate Debt	43	(29)	(85)	(71)
RMBS	89	(53)	(274)	(238)
CMBS	—	(15)	(17)	(32)
CLO/ABS	447	(681)	(207)	(441)
Total bonds available for sale	584	(778)	(588)	(782)
Other bond securities:
RMBS	3	(1)	(5)	(3)
CLO/ABS	13	—	(9)	4
Total other bond securities	16	(1)	(14)	1
Equity securities	6	(2)	—	4
Other invested assets	3	—	(38)	(35)
Other assets	—	—	(114)	(114)
Total	$609	$(781)	$(754)	$(926)
Liabilities:
Derivative liabilities, net	$—	$—	$377	$377
Fortitude Re funds withheld payable	—	—	(55)	(55)
Other liabilities	—	—	(20)	(20)
Total	$—	$—	$302	$302
(a)There were no issuances during the years ended December 31, 2025 and 2024.
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at December 31, 2025 and 2024 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

104	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Transfers of Level 3 Assets and Liabilities
The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) (OCI) as shown in the table above excludes $14 million and $(35) million of net gains (losses) related to assets and liabilities transferred into Level 3 during the years ended December 31, 2025 and 2024, respectively, and includes $6 million and $(13) million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the years ended December 31, 2025 and 2024, respectively.
Transfers of Level 3 Assets
During the years ended December 31, 2025 and 2024, transfers into Level 3 assets included investments in private placement corporate debt, commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS), collateralized loan obligations (CLO)/asset backed securities (ABS) and equity securities. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, RMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the years ended December 31, 2025 and 2024, transfers out of Level 3 assets primarily included investments in private placement corporate debt, CMBS, RMBS, CLO/ABS and equity securities. Transfers of private placement corporate debt out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the years ended December 31, 2025 and 2024.
QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments, and includes only those instruments for which information about the inputs is reasonably available to us, such as data from independent third-party valuation service providers. Because input information from third parties with respect to certain Level 3 instruments (primarily CLO/ABS) may not be reasonably available to us, balances shown below may not equal total amounts reported for such Level 3 assets and liabilities:

(in millions)	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$2	Discounted cash flow	Yield	5.27% - 5.27% (5.27%)
RMBS(a)	1,165	Discounted cash flow	Constant prepayment rate	4.09% - 7.47% (5.78%)
			Loss severity	39.29% - 79.56% (59.42%)
			Constant default rate	0.51% - 1.94% (1.22%)
			Yield	5.25% - 6.30% (5.77%)
CLO/ABS(a)	1,321	Discounted cash flow	Yield	0.07% - 13.26% (6.48%)
CMBS	24	Discounted cash flow	Yield	4.95% - 4.95% (4.95%)

(in millions)	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$3	Discounted cash flow	Yield	5.09% - 5.57% (5.33%)
Corporate debt	177	Discounted cash flow	Yield	6.83% - 11.61% (9.22%)
RMBS(a)	1,321	Discounted cash flow	Constant prepayment rate	4.10% - 9.26% (6.68%)
			Loss severity	40.81% - 76.72% (58.76%)
			Constant default rate	0.57% - 2.48% (1.52%)
			Yield	5.89% - 6.98% (6.44%)
CLO/ABS(a)	760	Discounted cash flow	Yield	4.24% - 8.42% (6.33%)
CMBS	25	Discounted cash flow	Yield	7.04% - 10.12% (8.70%)

AIG | 2025 Form 10-K	105

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

		December 31, 2025		December 31, 2024
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,142	$450	$1,126	$375
Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	496	67	782	261
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	87	31	83	40
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	172	11	175	1

106	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

		December 31, 2025		December 31, 2024
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	92	54	120	58
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi- strategy, and other strategies	1,101	653	819	57
Total private equity funds		3,090	1,266	3,105	792
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	10	—	11	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	155	—	168	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	9	—	8	—
Total hedge funds		174	—	187	—
Total		$3,264	$1,266	$3,292	$792
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
For additional information on securities and other invested assets for which we have elected the fair value option, see Note 6.
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Years Ended December 31,	Gain (Loss)
(in millions)	2025	2024	2023
Other bond securities(a)	$52	$19	$46
Alternative investments(b)	190	257	220
Retained investment in Corebridge(c)	187	439	—
Total gain (loss)	$429	$715	$266
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
For additional information about our policies for recognition, measurement, and disclosure of interest and dividend income, see Note 6.

AIG | 2025 Form 10-K	107

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
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets:
Mortgage and other loans receivable	$—	$334	$2,500	$2,834	$2,887
Other invested assets	—	480	13	493	493
Short-term investments	—	5,232	—	5,232	5,232
Cash	1,274	—	—	1,274	1,274
Other assets	16	—	—	16	16
Liabilities:
Fortitude Re funds withheld payable	—	—	3,130	3,130	3,130
Long-term debt	—	8,702	—	8,702	9,035
Debt of consolidated investment entities	—	—	156	156	156

108	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets:
Mortgage and other loans receivable	$—	$339	$3,413	$3,752	$3,868
Other invested assets	—	578	5	583	583
Short-term investments	—	4,673	—	4,673	4,673
Cash	1,302	—	—	1,302	1,302
Other assets	15	—	—	15	15
Liabilities:
Fortitude Re funds withheld payable	—	—	3,335	3,335	3,335
Long-term debt	—	7,981	240	8,221	8,764
Debt of consolidated investment entities	—	—	158	158	158

6. Investments
FIXED MATURITY SECURITIES
Bonds held to maturity are carried at amortized cost when we have the ability and positive intent to hold these securities until maturity. When we do not have the ability or positive intent to hold bonds until maturity, these securities are classified as available for sale or the fair value option has been elected. None of our fixed maturity securities met the criteria for held to maturity classification at December 31, 2025 or 2024.
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
SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost and fair value of our available for sale securities:

(in millions)	Amortized Cost	Allowance for Credit Losses(a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Bonds available for sale:
U.S. government and government sponsored entities	$3,353	$—	$31	$(86)	$3,298
Obligations of states, municipalities and political subdivisions	2,757	—	71	(53)	2,775
Non-U.S. governments	6,799	(1)	86	(368)	6,516
Corporate debt	37,746	(31)	576	(1,056)	37,235
Mortgage-backed, asset-backed and collateralized:
RMBS	10,137	(4)	294	(259)	10,168
CMBS	4,585	—	67	(36)	4,616

AIG | 2025 Form 10-K	109

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

(in millions)	Amortized Cost	Allowance for Credit Losses(a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CLO/ABS	6,395	(1)	53	(23)	6,424
Total mortgage-backed, asset-backed and collateralized	21,117	(5)	414	(318)	21,208
Total bonds available for sale(b)	$71,772	$(37)	$1,178	$(1,881)	$71,032
December 31, 2024
Bonds available for sale:
U.S. government and government sponsored entities	$3,346	$—	$20	$(99)	$3,267
Obligations of states, municipalities and political subdivisions	3,223	—	32	(112)	3,143
Non-U.S. governments	8,644	(1)	54	(590)	8,107
Corporate debt	33,031	(28)	581	(1,758)	31,826
Mortgage-backed, asset-backed and collateralized:
RMBS	8,820	(6)	209	(419)	8,604
CMBS	3,988	(3)	32	(91)	3,926
CLO/ABS	5,143	—	34	(44)	5,133
Total mortgage-backed, asset-backed and collateralized	17,951	(9)	275	(554)	17,663
Total bonds available for sale(b)	$66,195	$(38)	$962	$(3,113)	$64,006
(a)Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(b)At December 31, 2025 and 2024, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $5.9 billion or 8 percent and $3.6 billion or 6 percent, respectively.

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

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2025
Bonds available for sale:
U.S. government and government sponsored entities	$167	$8	$322	$78	$489	$86
Obligations of states, municipalities and political subdivisions	232	8	515	45	747	53
Non-U.S. governments	1,524	33	1,347	336	2,871	369
Corporate debt	6,031	125	8,165	927	14,196	1,052
RMBS	769	8	1,764	241	2,533	249
CMBS	580	6	523	30	1,103	36
CLO/ABS	883	5	232	18	1,115	23
Total bonds available for sale	$10,186	$193	$12,868	$1,675	$23,054	$1,868

December 31, 2024
Bonds available for sale:
U.S. government and government sponsored entities	$1,718	$21	$358	$78	$2,076	$99
Obligations of states, municipalities and political subdivisions	1,502	33	586	79	2,088	112
Non-U.S. governments	1,964	55	3,446	534	5,410	589
Corporate debt	10,347	234	10,907	1,515	21,254	1,749
RMBS	3,711	58	2,147	343	5,858	401
CMBS	1,052	18	992	71	2,044	89
CLO/ABS	1,368	9	315	35	1,683	44
Total bonds available for sale	$21,662	$428	$18,751	$2,655	$40,413	$3,083
At December 31, 2025, we held 7,526 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 4,065 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2024, we held 12,274 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 5,984 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at December 31, 2025 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to

110	AIG | 2025 Form 10-K

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

December 31, 2025	Total Fixed Maturity Securities Available for Sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
Due in one year or less	$4,863	$4,840
Due after one year through five years	23,137	23,211
Due after five years through ten years	16,521	16,435
Due after ten years	6,102	5,338
Mortgage-backed, asset-backed and collateralized	21,112	21,208
Total	$71,735	$71,032
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Years Ended December 31,
	2025		2024		2023
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$72	$665	$81	$700	$130	$865
For the years ended December 31, 2025, 2024 and 2023, the aggregate fair value of available for sale securities sold was $12.4 billion, $13.7 billion and $15.7 billion, respectively, which resulted in net realized gains (losses) of $(593) million, $(619) million and $(735) million, respectively. Included within the net realized gains (losses) are $(70) million, $(36) million and $(67) million of net realized gains (losses) for the years ended December 31, 2025, 2024 and 2023, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

(in millions)	December 31, 2025		December 31, 2024
	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
Obligations of states, municipalities and political subdivisions	$51	4%	$50	3%
Non-U.S. governments	23	2	24	2
Corporate debt	274	22	282	19
Mortgage-backed, asset-backed and collateralized:
RMBS	97	8	100	7
CMBS	42	3	43	3
CLO/ABS and other collateralized securities	254	20	246	17
Total mortgage-backed, asset-backed and collateralized	393	31	389	27
Total fixed maturity securities	741	59	745	51
Equity securities	502	41	704	49
Total	$1,243	100%	$1,449	100%

AIG | 2025 Form 10-K	111

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	December 31, 2025	December 31, 2024
Alternative investments(a)	$3,456	$4,032
Retained investment in Corebridge using fair value option	1,512	3,810
All other investments(b)	1,728	1,986
Total	$6,696	$9,828
(a)At December 31, 2025, includes hedge funds of $175 million and private equity funds of $3.0 billion. At December 31, 2024, included hedge funds of $187 million and private equity funds of $3.6 billion. Private equity funds investments include limited partnerships, direct equities and real estate partnerships. Also includes investments in real estate, net of accumulated depreciation. At December 31, 2025 and 2024, the accumulated depreciation was $142 million and $161 million, respectively.
(b)All other investments include bank deposits with a maturity greater than one year and investments in joint ventures with strategic partners, including $300 million in DaVinciRe Holdings Ltd, Class D, which is recorded as a measurement alternative equity security at both December 31, 2025 and 2024.
Other Invested Assets Carried at Fair Value
Certain hedge funds, private equity funds, and other investment partnerships for which we have elected the fair value option are reported at fair value with changes in fair value recognized in Net investment income.
Other Invested Assets – Equity Method Investments
We account for hedge funds, private equity funds and other investment partnerships using the equity method of accounting unless our interest is so minor that we may have virtually no influence over partnership operating and financial policies, or we have elected the fair value option. Under the equity method of accounting, our carrying amount generally is our share of the net asset value of the funds or the partnerships, and changes in our share of the net asset values are recorded in Net investment income. In applying the equity method of accounting, we consistently use the most recently available financial information provided by the general partner or manager of each of these investments. Hedge funds are reported as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag. The financial statements of these investees are generally audited annually. The carrying amount of equity method investments totaled $3.7 billion and $6.6 billion as of December 31, 2025 and 2024, respectively.
Summarized Financial Information of Equity Method Investees
The following is the aggregated summarized financial information of our equity method investees, including those for which the fair value option has been elected:

Years Ended December 31,
(in millions)	2025*	2024*	2023
Operating results:
Total revenues	$20,079	$21,860	$2,320
Total expenses	(20,386)	(18,557)	(1,668)
Income before income taxes	$(307)	$3,303	$652
At December 31,
(in millions)		2025	2024
Balance sheet:
Total assets		$435,050	$418,639
Total liabilities		$(402,711)	$(383,643)
*2025 and 2024 include investment in Corebridge.
Other Investments
Also included in Other invested assets is real estate held for investment. These investments are reported at cost, less depreciation and are subject to impairment review, as discussed below.

112	AIG | 2025 Form 10-K

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
•Earnings from alternative investments.
•Prepayment premiums.
The following table presents the components of Net investment income:

Years Ended December 31,	2025			2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$3,446	$72	$3,518	$2,989	$89	$3,078	$2,862	$95	$2,957
Other fixed maturity securities	—	51	51	—	19	19	3	43	46
Equity securities	82	—	82	149	—	149	53	—	53
Interest on mortgage and other loans	167	25	192	229	32	261	283	38	321
Alternative investments(a)	273	—	273	196	—	196	199	—	199
Other investments(b)	268	1	269	727	4	731	101	4	105
Total investment income	4,236	149	4,385	4,290	144	4,434	3,501	180	3,681
Investment expenses	170	—	170	179	—	179	235	—	235
Net investment income	$4,066	$149	$4,215	$4,111	$144	$4,255	$3,266	$180	$3,446
(a)Includes income from hedge funds, private equity funds and real estate investments. Hedge funds are generally reported on a one-month lag. Private equity funds are generally reported on a one-quarter lag.
(b)Includes dividends received from Corebridge, changes in the fair value of AIG's investment in Corebridge and gain/loss on sale of shares of $90 million and $187 million, respectively, for the year ended December 31, 2025 and $162 million and $439 million, respectively, for the year ended December 31, 2024.
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
•Changes in the allowance for credit losses on bonds available for sale, mortgage and other loans receivable, and loan commitments.
•Most changes in the fair value of free standing and embedded derivatives, including changes in the non-performance adjustment are included in Net realized gains (losses). However, changes in derivatives designated as hedging instruments when the fair value of the hedged item is not reported in Net realized gains (losses) are excluded from Net realized gains (losses).
•Foreign exchange gains and losses resulting from foreign currency transactions.
•Changes in fair value of the embedded derivative related to the Fortitude Re funds withheld assets.

AIG | 2025 Form 10-K	113

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

The following table presents the components of Net realized gains (losses):

Years Ended December 31,	2025			2024			2023
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(523)	$(70)	$(593)	$(583)	$(36)	$(619)	$(668)	$(67)	$(735)
Change in allowance for credit losses on fixed maturity securities	1	—	1	(25)	—	(25)	(44)	—	(44)
Change in allowance for credit losses on loans	(10)	11	1	(23)	—	(23)	(28)	3	(25)
Foreign exchange transactions	146	17	163	256	(9)	247	124	5	129
All other derivatives and hedge accounting	(180)	(20)	(200)	(62)	7	(55)	(165)	(8)	(173)
Sales of alternative investments	3	—	3	(16)	—	(16)	29	—	29
Other*	(403)	(8)	(411)	19	(1)	18	18	(4)	14
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(966)	(70)	(1,036)	(434)	(39)	(473)	(734)	(71)	(805)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(166)	(166)	—	(75)	(75)	—	(273)	(273)
Net realized losses	$(966)	$(236)	$(1,202)	$(434)	$(114)	$(548)	$(734)	$(344)	$(1,078)
*In the year ended December 31, 2025, Other increased primarily as a result of impairments on investments in real estate funds, which were sold on December 23, 2025.
CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Years Ended December 31,
(in millions)	2025	2024
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$1,448	$692
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$1,448	$692
*Excludes net unrealized gains and losses attributable to businesses held for sale or reclassified to discontinued operations at December 31, 2024.
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other investments still held at the reporting date:

Years Ended December 31,	2025			2024
(in millions)	Equities	Other Invested Assets*	Total	Equities	Other Invested Assets*	Total
Net gains recognized during the period on equity securities and other investments	$68	$412	$480	$149	$696	$845
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	26	(200)	(174)	45	461	506
Unrealized gains recognized during the reporting period on equity securities and other investments still held at the reporting date	$42	$612	$654	$104	$235	$339
*Includes unrealized gains (losses) on changes in the fair value of AIG's investment in Corebridge and gain/loss on sale of shares of $187 million and $439 million in the years ended December 31, 2025 and 2024, respectively.
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

114	AIG | 2025 Form 10-K

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
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Years Ended December 31,	2025			2024			2023
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Balance, beginning of year	$10	$28	$38	$13	$21	$34	$20	$17	$37
Additions:
Securities for which allowance for credit losses was not previously recorded	1	27	28	5	10	15	6	46	52
Reductions:
Securities sold during the period	—	(12)	(12)	(4)	(2)	(6)	(3)	(9)	(12)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	(1)	5	4	(3)	13	10	(1)	(7)	(8)
Write-offs charged against the allowance	(5)	(15)	(20)	—	(24)	(24)	(11)	(26)	(37)
Other	—	(1)	(1)	(1)	10	9	2	—	2
Balance, end of year	$5	$32	$37	$10	$28	$38	$13	$21	$34

AIG | 2025 Form 10-K	115

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
We did not purchase securities with more than insignificant credit deterioration since their origination during the years ended December 31, 2025, 2024 and 2023.
Other Invested Assets
Our equity method investments in private equity funds, hedge funds and other entities are evaluated for impairment each reporting period. Such evaluation considers market conditions, events and volatility that may impact the recoverability of the underlying investments within these private equity funds and hedge funds and is based on the nature of the underlying investments and specific inherent risks. Such risks may evolve based on the nature of the underlying investments. For more information, see Net Realized Gains and Losses.
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
At December 31, 2025 and 2024, the fair value of securities pledged to us under reverse repurchase agreements totaled $3.6 billion and $2.9 billion, respectively, and the carrying value of reverse repurchase agreements totaled $3.6 billion and $2.8 billion, respectively.
All secured financing transactions are collateralized and margined on a daily basis consistent with market standards and subject to enforceable master netting arrangements with rights of set off. We do not currently offset any such transactions.

116	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements and certain reinsurance contracts was $7.7 billion and $7.8 billion at December 31, 2025 and 2024, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $14 million and $13 million of stock in FHLBs at December 31, 2025 and 2024, respectively. In addition, our subsidiaries have pledged securities available for sale with a fair value of $2.4 billion at December 31, 2025 and $1.6 billion at December 31, 2024.
Investments held in escrow accounts or otherwise subject to restriction as to their use were $54 million and $73 million, comprised of short-term investments at December 31, 2025, and bonds available for sale and short-term investments at December 31, 2024.
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
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	December 31, 2025	December 31, 2024
Commercial mortgages(a)	$2,495	$3,305
Life insurance policy loans	4	6
Commercial loans, other loans and notes receivable(b)	499	721
Total mortgage and other loans receivable(c)	2,998	4,032
Allowance for credit losses(c)(d)	(111)	(164)
Mortgage and other loans receivable, net(c)	$2,887	$3,868
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in California and New York representing the largest geographic concentrations (aggregating approximately 14 percent and 13 percent, respectively, at December 31, 2025 and 14 percent and 12 percent, respectively, at December 31, 2024).
(b)There were no loans that were held-for-sale carried at lower of cost or market as of December 31, 2025 and 2024.
(c)Excludes $37.6 billion at both December 31, 2025 and 2024 of loans receivable from AIGFP, which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP.
(d)Does not include allowance for credit losses of $0 million and $8 million at December 31, 2025 and 2024, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

AIG | 2025 Form 10-K	117

ITEM 8 | Notes to Consolidated Financial Statements | 7. Lending Activities

Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of December 31, 2025 and 2024, $160 million and $252 million, respectively, of commercial mortgage loans were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, accrued interest receivable associated with commercial mortgage loans was $11 million and $15 million, respectively.
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
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
(in millions)
>1.2X	$14	$38	$196	$117	$538	$1,237	$2,140
1.00 - 1.20X	—	—	28	—	29	147	204
<1.00X	—	—	5	—	25	121	151
Total commercial mortgages	$14	$38	$229	$117	$592	$1,505	$2,495

December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
(in millions)
>1.2X	$120	$484	$185	$563	$79	$1,482	$2,913
1.00 - 1.20X	26	10	15	17	—	49	117
<1.00X	—	—	—	32	—	243	275
Total commercial mortgages	$146	$494	$200	$612	$79	$1,774	$3,305
The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
(in millions)
Less than 65%	$14	$38	$213	$94	$468	$808	$1,635
65% to 75%	—	—	11	—	68	463	542
76% to 80%	—	—	—	—	9	—	9
Greater than 80%	—	—	5	23	47	234	309
Total commercial mortgages	$14	$38	$229	$117	$592	$1,505	$2,495

December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
(in millions)
Less than 65%	$107	$433	$177	$485	$71	$1,012	$2,285
65% to 75%	—	40	—	54	—	317	411
76% to 80%	—	—	—	31	—	51	82
Greater than 80%	39	21	23	42	8	394	527
Total commercial mortgages	$146	$494	$200	$612	$79	$1,774	$3,305
(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.8x at both December 31, 2025 and December 31, 2024. The debt service coverage ratios are updated when additional relevant information becomes available.
(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 71 percent and 65 percent at December 31, 2025 and December 31, 2024, respectively. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.

118	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 7. Lending Activities

The following table presents supplementary credit quality information related to commercial mortgages:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2025
Past Due Status:
In good standing	140	$793	$947	$297	$158	$191	$10	$2,396	96%
90 days or less delinquent	1	—	9	—	—	—	—	9	—
>90 days delinquent or in process of foreclosure	4	—	30	60	—	—	—	90	4
Total*	145	$793	$986	$357	$158	$191	$10	$2,495	100%
Allowance for credit losses		$2	$62	$37	$—	$10	$—	$111	4%

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
December 31, 2024
Past Due Status:
In good standing	186	$1,087	$971	$370	$301	$258	$119	$3,106	94%
90 days or less delinquent	1	—	25	—	—	—	—	25	1
>90 days delinquent or in process of foreclosure	3	—	112	62	—	—	—	174	5
Total*	190	$1,087	$1,108	$432	$301	$258	$119	$3,305	100%
Allowance for credit losses		$5	$99	$34	$11	$13	$1	$163	5%
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

AIG | 2025 Form 10-K	119

ITEM 8 | Notes to Consolidated Financial Statements | 7. Lending Activities

The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a)(b):

Years Ended December 31,	2025			2024			2023
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total
Allowance, beginning of year	$163	$1	$164	$138	$2	$140	$109	$8	$117
Loans charged off	(60)	—	(60)	—	—	—	(2)	—	(2)
Net charge-offs	(60)	—	(60)	—	—	—	(2)	—	(2)
Addition to (release of) allowance for loan losses	8	(1)	7	25	(1)	24	31	(6)	25
Allowance, end of year	$111	$—	$111	$163	$1	$164	$138	$2	$140
(a)Does not include allowance for credit losses of $0 million, $8 million and $9 million, respectively, at December 31, 2025, 2024 and 2023 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
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
There were no loans that had defaulted during the years ended December 31, 2025 and 2024, that had been previously modified with borrowers experiencing financial difficulties.
AIG closely monitors the performance of the loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans with borrowers experiencing financial difficulty that were modified in the 12 months prior to December 31, 2025 are current and performing in accordance with their modified terms.

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

120	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 8. Reinsurance

meet their obligations under the reinsurance contracts, and as such, we regularly evaluate the financial condition of our reinsurers and monitor concentration of our credit risk. The estimation of the allowance for unrecoverable reinsurance from reinsurers who are unwilling and/or unable to pay amounts due to us requires judgment for which key inputs typically include historical collection rates when amounts due are in dispute or where the reinsurer has suffered a credit event as well as specific reviews of balances in dispute or subject to credit impairment. The allowance for credit losses and disputes on reinsurance assets was $248 million and $220 million at December 31, 2025 and 2024, respectively. Changes in the allowance for credit losses and disputes on reinsurance assets are reflected in Losses and loss adjustment expenses incurred within the Consolidated Statements of Income (Loss).
The following table provides supplemental information for loss and benefit reserves, gross and net of ceded reinsurance:

At December 31,	2025		2024
(in millions)	As Reported	Net of Reinsurance	As Reported	Net of Reinsurance
Liability for unpaid losses and loss adjustment expenses	$(70,666)	$(41,665)	$(69,168)	$(40,032)
Future policy benefits	(1,385)	(556)	(1,317)	(591)
Reserve for unearned premiums	(17,991)	(12,919)	(17,232)	(12,928)
Other policyholder funds	(352)	(352)	(418)	(418)
Reinsurance assets*	34,902		34,166
*Reinsurance assets excludes (i) allowance for credit losses and disputes of $248 million and $220 million (of which $130 million and $110 million pertains to CECL reserve for Liability for unpaid losses and loss adjustment expenses) for the years ended December 31, 2025 and 2024, respectively, (ii) paid loss recoveries of $3,342 million and $4,068 million for the years ended December 31, 2025 and 2024, respectively, and (iii) policy and contract claims recoverable of $0 million and $31 million for the years ended December 31, 2025 and 2024, respectively.
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
The following table presents short-duration insurance premiums written and earned:

	Years Ended December 31,
(in millions)	2025	2024	2023
Premiums written:
Direct	$31,808	$31,743	$31,445
Assumed	3,796	3,950	7,951
Ceded	(11,931)	(11,791)	(12,190)
Net	$23,673	$23,902	$27,206
Premiums earned:
Direct	$31,463	$31,208	$30,781
Assumed	3,747	3,947	7,050
Ceded	(11,459)	(11,618)	(12,267)
Net	$23,751	$23,537	$25,564
Percent of amount assumed to net	15.8%	16.8%	27.6%

AIG | 2025 Form 10-K	121

ITEM 8 | Notes to Consolidated Financial Statements | 8. Reinsurance

For the years ended December 31, 2025, 2024 and 2023, reinsurance recoveries, which reduced losses and loss adjustment expenses incurred, amounted to $7.3 billion, $5.2 billion and $8.1 billion, respectively.
Retroactive reinsurance agreements are reinsurance agreements under which our reinsurer agrees to reimburse us as a result of past insurable events. For these agreements, the excess of the amounts ultimately collectible under the agreement over the consideration paid is recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves. The amount of the deferral is recalculated each period based on loss payments and updated estimates. If the consideration paid exceeds the ultimate losses collectible under the agreement, the net loss on the agreement is recognized in income immediately. Ceded loss reserves under retroactive agreements were $10.6 billion and $11.5 billion, and the deferred gain liability was $748 million and $725 million, as of December 31, 2025 and 2024, respectively. The effect on income from amortization of the deferred gain was an increase of $232 million, $406 million and $82 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
FORTITUDE RE
Fortitude Re is the reinsurer of the majority of AIG’s run-off operations. The reinsurance transactions are structured as modco and loss portfolio transfer arrangements with funds withheld (funds withheld). In modco and funds withheld arrangements, the investments supporting the reinsurance agreements, which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., AIG) thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, as AIG maintains ownership of these investments, AIG will maintain its existing accounting for these assets (e.g., the changes in fair value of available for sale securities will be recognized within OCI). AIG has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through Net realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.
As of December 31, 2025, $3.2 billion of reserves related to business written by multiple wholly-owned AIG subsidiaries had been ceded to Fortitude Re under these reinsurance transactions.
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	December 31, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$1,780	$1,780	$1,918	$1,918	Fair value through other comprehensive income (loss)
Fixed maturity securities - fair value option	734	734	721	721	Fair value through net investment income
Commercial mortgage loans	359	344	450	437	Amortized cost
Short-term investments	43	43	15	15	Fair value through net investment income
Funds withheld investment assets	2,916	2,901	3,104	3,091
Derivative assets, net(b)	—	—	1	1	Fair value through net realized gains (losses)
Other(c)	137	137	115	115	Amortized cost
Total	$3,053	$3,038	$3,220	$3,207
(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $85 million ($67 million after-tax) and $(35) million ($(28) million after-tax), respectively for the years ended December 31, 2025 and for the year ended December 31, 2024.
(b)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $1 million and $31 million, respectively, as of December 31, 2025. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $9 million and $2 million, respectively, as of December 31, 2024. These derivative assets and liabilities are fully collateralized either by cash or securities.
(c)Primarily comprised of Cash and Accrued investment income.

122	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 8. Reinsurance

The impact of the funds withheld arrangements with Fortitude Re was as follows:

Years Ended December 31,
(in millions)	2025	2024	2023
Net investment income - Fortitude Re funds withheld assets	$149	$144	$180
Net realized losses on Fortitude Re funds withheld assets:
Net realized losses - Fortitude Re funds withheld assets	(70)	(39)	(71)
Net realized losses - Fortitude Re funds withheld embedded derivative	(166)	(75)	(273)
Net realized losses on Fortitude Re funds withheld assets	(236)	(114)	(344)
Income (loss) from continuing operations before income tax expense (benefit)	(87)	30	(164)
Income tax expense (benefit)(a)	(18)	6	(34)
Net income (loss)	(69)	24	(130)
Change in unrealized appreciation (depreciation) on available for sale securities(a)	67	(28)	92
Comprehensive loss	$(2)	$(4)	$(38)
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
Reinsurance Security
Our third-party reinsurance arrangements do not relieve us from our direct obligations to our beneficiaries. Thus, a credit exposure exists with respect to both short-duration and long-duration reinsurance ceded to the extent that any reinsurer fails to meet the obligations assumed under any reinsurance agreement. We hold substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit. A provision has been recorded for estimated unrecoverable reinsurance. In light of collateral held, we believe that no exposure to a single reinsurer represents an inappropriate concentration of credit risk to AIG. Gross reinsurance assets due from reinsurers exceeding 5 percent of our total reinsurance assets were approximately $13.0 billion and $15.2 billion at December 31, 2025 and 2024, respectively, of which approximately $1.7 billion and $2.1 billion at December 31, 2025 and 2024, respectively, was not secured by collateral.
REINSURANCE – CREDIT LOSSES
We assess the collectability of reinsurance recoverable balances in each reporting period, through either historical trends of disputes and credit events or financial analysis of the credit quality of the reinsurer. We record adjustments to reflect the results of these assessments through an allowance for credit losses and disputes on uncollectible reinsurance that reduces the carrying amount of reinsurance and deposit accounting assets on the consolidated balance sheets (collectively, reinsurance recoverables). This estimate requires judgment for which key considerations include:
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
The total reinsurance recoverables as of December 31, 2025 were $40.7 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 80 percent of the reinsurance recoverables were investment grade; (ii) approximately 17 percent of the reinsurance recoverables were non-investment grade and (iii) approximately 3 percent of the reinsurance recoverables related to entities that were not rated by AIG.
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

AIG | 2025 Form 10-K	123

ITEM 8 | Notes to Consolidated Financial Statements | 8. Reinsurance

As of December 31, 2025 and December 31, 2024, approximately 87 percent and 81 percent, respectively, of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

Years Ended December 31,
(in millions)	2025	2024	2023
Balance, beginning of year	$269	$255	$260
Addition to (release of) allowance for expected credit losses and disputes, net	28	11	(5)
Write-offs charged against the allowance for credit losses and disputes	(4)	(1)	—
Other changes	4	4	—
Balance, end of year	$297	$269	$255
Past-Due Status
We consider a reinsurance asset to be past due when it is 90 days past due. The allowance for credit losses is estimated excluding disputed amounts. An allowance for disputes is established using the losses incurred method for contingencies. Past due balances on claims that are not in dispute were not material for any of the periods presented.

9. Deferred Policy Acquisition Costs
DAC represent costs that are directly related to the successful acquisition of new or renewal of existing insurance contracts. Such DAC generally include commissions, premium taxes and certain other underwriting costs. We also defer a portion of employee total compensation and payroll-related fringe benefits directly related to time spent performing specific acquisition or renewal activities, including costs associated with the time spent on underwriting, policy issuance and processing, and sales force contract selling.
DAC is amortized over the period in which the related premiums written are earned. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and reviewed for recoverability based on the profitability of the underlying insurance contracts.
The following table presents a rollforward of DAC:

Years Ended December 31,
(in millions)	2025	2024	2023
Balance, beginning of year	$2,065	$2,117	$2,343
Capitalization	3,381	3,519	4,157
Amortization expense	(3,371)	(3,425)	(3,771)
Other, including foreign exchange	31	(146)	(34)
Dispositions*	—	—	(578)
Balance, end of year	$2,106	$2,065	$2,117
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

124	AIG | 2025 Form 10-K

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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(c)	Off-Balance Sheet		Total
December 31, 2025
Real estate and investment entities(a)	$403,956	$3,078	$1,219	(d)	$4,297
Other(b)	4,776	188	302	(e)	490
Total	$408,732	$3,266	$1,521		$4,787
December 31, 2024
Real estate and investment entities(a)	$367,661	$2,723	$839	(d)	$3,562
Other(b)	4,639	255	754	(e)	1,009
Total	$372,300	$2,978	$1,593		$4,571
(a)Comprised primarily of hedge funds and private equity funds.
(b)At December 31, 2025 and 2024, excludes approximately $1,141 million and $1,925 million, respectively, of VIE assets related to AIGFP and its consolidated subsidiaries, with maximum off-balance sheet exposure to loss of $1,109 million and $1,894 million, respectively. For additional information, see Note 7.
(c)At December 31, 2025 and 2024, $3.3 billion and $2.9 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.
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

AIG | 2025 Form 10-K	125

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
For additional information on embedded derivatives, see Note 5.
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Consolidated Balance Sheets:

	December 31, 2025				December 31, 2024
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Foreign exchange contracts	$206	$21	$1,438	$88	$879	$66	$906	$109
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	935	227	1,012	258	841	277	913	304
Foreign exchange contracts	1,154	64	2,576	93	3,095	230	1,707	158
Equity contracts	—	—	—	—	29	20	29	20
Credit contracts(b)	42	26	47	26	52	31	147	31
Total derivatives, gross	$2,337	$338	$5,073	$465	$4,896	$624	$3,702	$622
Counterparty netting(c)		(164)		(164)		(270)		(270)
Cash collateral(d)		(169)		(212)		(304)		(201)
Total derivatives on Consolidated Balance Sheets(e)		$5		$89		$50		$151
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)As of December 31, 2025 and 2024, included CDSs on super senior multi-sector CLO with a net notional amount of $38 million and $48 million (fair value liability of $25 million and $30 million, respectively). The net notional amount represents the maximum exposure to loss on the portfolio.
(c)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(d)Represents cash collateral posted and received that is eligible for netting.
(e)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was $3.0 billion at December 31, 2025 and $3.2 billion at December 31, 2024. Fair value of liabilities related to bifurcated embedded derivatives was zero at both December 31, 2025 and 2024. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets. Embedded derivatives are primarily related to the funds withheld arrangement with Fortitude Re. For additional information, see Note 8.

126	AIG | 2025 Form 10-K

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
Collateral posted by us to third parties for derivative transactions was $362 million and $601 million at December 31, 2025 and 2024, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $222 million and $595 million at December 31, 2025 and 2024, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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
HEDGE ACCOUNTING
We designate certain derivatives entered into with third parties as fair value hedges of available for sale investment securities held by our insurance subsidiaries. The fair value hedges include foreign currency forwards and cross currency swaps designated as hedges of the change in fair value of foreign currency denominated available for sale securities attributable to changes in foreign exchange rates.
We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the years ended December 31, 2025, 2024 and 2023, we recognized gains (losses) of $(116) million, $86 million and $(42) million, respectively, included in Change in foreign currency translation adjustments in OCI related to the net investment hedge relationships.
A qualitative methodology is utilized to assess hedge effectiveness.

AIG | 2025 Form 10-K	127

ITEM 8 | Notes to Consolidated Financial Statements | 11. Derivatives and Hedge Accounting

The following table presents the gain (loss) recognized in income on our derivative instruments in fair value hedging relationships in the Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Income for:
(in millions)	Hedging Derivatives(a)	Excluded Components(b)	Hedged Items	Net Impact
Year Ended December 31, 2025
Foreign exchange contracts:
Net realized gains/(losses)	$(103)	$(38)	$103	$(38)
Year Ended December 31, 2024
Foreign exchange contracts:
Net realized gains/(losses)	$(85)	$(19)	$85	$(19)
Year Ended December 31, 2023
Foreign exchange contracts:
Net realized gains/(losses)	$(177)	$(25)	$177	$(25)
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
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Consolidated Statements of Income (Loss):

Years Ended December 31,	Gains (Losses) Recognized in Income
(in millions)	2025	2024	2023
By Derivative Type:
Interest rate contracts	$(6)	$(6)	$(12)
Foreign exchange contracts	(195)	(52)	(175)
Equity contracts	—	—	1
Commodity contracts	—	—	8
Credit contracts	—	3	(2)
Embedded derivatives	(166)	(75)	(273)
Total	$(367)	$(130)	$(453)
By Classification:
Net investment income - Fortitude Re funds withheld assets	$(1)	$1	$—
Net realized losses - excluding Fortitude Re funds withheld assets	(180)	(63)	(172)
Net realized losses on Fortitude Re funds withheld assets*	(186)	(68)	(281)
Total	$(367)	$(130)	$(453)
*Includes over-the-counter derivatives supporting the funds withheld arrangements with Fortitude Re and the embedded derivative contained within the funds withheld payable with Fortitude Re.
CREDIT RISK-RELATED CONTINGENT FEATURES
We estimate that at December 31, 2025, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $4 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $25 million and $30 million at December 31, 2025 and 2024, respectively. The aggregate fair value of assets posted as collateral under these contracts at December 31, 2025 and 2024, was approximately $25 million and $30 million, respectively.

128	AIG | 2025 Form 10-K

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
Goodwill impairment is first assessed using qualitative factors to determine if it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not performed, or the assessment is performed and the results indicate a potential impairment, a quantitative assessment is completed. We estimate the fair value of each reporting unit which involves management judgment and maybe based on one or a combination of approaches including discounted expected future cash flows, market-based earnings multiples of the unit’s peer companies, external appraisals or, in the case of reporting units being considered for sale, third-party indications of fair value, if available.
If the carrying value of a reporting unit exceeds its estimated fair value, goodwill associated with that reporting unit potentially is impaired and the amount of the impairment is recognized in income.
The following table presents the changes in goodwill:

	General Insurance
(in millions)	North America Commercial	International Commercial	Global Personal	Other Operations	Total
Balance at January 1, 2024:
Goodwill - gross	$4,285	$2,028	$502	$17	$6,832
Accumulated impairments	(2,216)	(947)	(237)	(10)	(3,410)
Net goodwill	2,069	1,081	265	7	3,422
Increase (decrease) due to:
Dispositions	—	—	(22)	—	(22)
Foreign exchange and other	—	(25)	(2)	—	(27)
Balance at December 31, 2024:
Goodwill - gross	4,285	2,003	478	17	6,783
Accumulated impairments	(2,216)	(947)	(237)	(10)	(3,410)
Net goodwill	2,069	1,056	241	7	3,373
Increase (decrease) due to:
Foreign exchange and other	—	58	4	—	62
Balance at December 31, 2025:
Goodwill - gross	4,285	2,061	482	17	6,845
Accumulated impairments	(2,216)	(947)	(237)	(10)	(3,410)
Net goodwill	$2,069	$1,114	$245	$7	$3,435
Other intangible assets consist of both indefinite lived and finite lived intangible assets. Indefinite lived intangible assets are not subject to amortization and primarily include Lloyd’s syndicate capacity and brand names. Finite lived intangible assets are amortized over their estimated useful lives and are presented net of accumulated amortization; these assets primarily include distribution networks and Everest renewal rights. For details on the Everest transaction, see Note 1. The Company tests indefinite lived intangible assets for impairment on an annual basis or whenever events or circumstances suggest that the carrying value of an intangible asset may exceed the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If this condition exists and the carrying value of an intangible asset exceeds its fair value, the excess is recognized as an impairment and is recorded as a charge against net income (loss).
The Other intangible assets and Value of distribution network acquired were $684 million and $370 million at December 31, 2025 and 2024, respectively.

AIG | 2025 Form 10-K	129

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
Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $13.8 billion and $12.1 billion at December 31, 2025 and 2024, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At December 31, 2025 and 2024 we held collateral of approximately $9.6 billion and $8.6 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both December 31, 2025 and 2024.
The following table presents the rollforward of activity in loss reserves:

Years Ended December 31,
(in millions)	2025	2024	2023
Liability for unpaid loss and loss adjustment expenses, beginning of year	$69,168	$70,393	$75,167
Reinsurance recoverable	(29,026)	(30,289)	(32,102)
Net Liability for unpaid loss and loss adjustment expenses, beginning of year	40,142	40,104	43,065
Losses and loss adjustment expenses incurred:
Current year	14,440	14,363	15,100
Prior years, excluding discount and amortization of deferred gain	(216)	254	(392)
Prior years, discount charge (benefit)	168	354	307
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(230)	(404)	(81)
Total losses and loss adjustment expenses incurred	14,162	14,567	14,934
Losses and loss adjustment expenses paid:
Current year	(3,901)	(3,694)	(3,836)
Prior years	(9,975)	(9,849)	(11,868)
Total losses and loss adjustment expenses paid	(13,876)	(13,543)	(15,704)
Other changes:
Foreign exchange effect	1,233	(996)	606
Losses and loss adjustment expenses recognized within gain on divestitures	58	—	569
Retroactive reinsurance adjustment (net of discount)(b)	76	15	158
Dispositions(c)	—	(5)	(3,505)
Reclassified to held for sale, net of reinsurance recoverables	—	—	(19)
Total other changes	1,367	(986)	(2,191)
Liability for unpaid loss and loss adjustment expenses, end of year:
Net liability for unpaid losses and loss adjustment expenses	41,795	40,142	40,104
Reinsurance recoverable	28,871	29,026	30,289
Total	$70,666	$69,168	$70,393
(a)Includes $72 million, $82 million and $33 million for the retroactive reinsurance agreement with NICO covering U.S. asbestos exposures for the years ended December 31, 2025, 2024 and 2023, respectively.
(b)Includes benefit (charge) from change in discount on retroactive reinsurance of $45 million, $168 million and $150 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(c)Includes amounts related to the sale of Validus Re through the date of disposition.

130	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table presents the reconciliation of the net liability for unpaid losses and loss adjustment expenses in the following tables to Loss Reserves in the Consolidated Balance Sheets for the year ended December 31, 2025:

(in millions)	Net liability for unpaid losses and loss adjustment expenses as presented in the disaggregated tables below	Reinsurance recoverable on unpaid losses and loss adjustment expenses included in the disaggregated tables below	Gross liability for unpaid losses and loss adjustment expenses
U.S. Workers' Compensation (before discount)	$3,445	$4,633	$8,078
U.S. Excess Casualty	3,153	2,961	6,114
U.S. Other Casualty	4,651	3,170	7,821
U.S. Financial Lines	5,270	1,516	6,786
U.S. Property and Special Risks	4,142	990	5,132
U.S. Personal Insurance	705	1,986	2,691
UK/Europe Casualty and Financial lines	8,288	2,376	10,664
UK/Europe Property and Special Risks	2,176	2,214	4,390
UK/Europe and Japan Personal Insurance	1,240	733	1,973
Total	$33,070	$20,579	$53,649
Reconciling Items
Discount on workers' compensation lines			(2,063)
Other product lines*			16,351
Unallocated loss adjustment expenses			2,729
Total Loss Reserves			$70,666
*Reinsurance recoverable for other product lines of $8.4 billion resulted in a net liability for unpaid losses and loss adjustment expenses of $7.9 billion for the year ended December 31, 2025.
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
The following table presents the reconciliation of net prior year development before the ADC cessions from the tables below to the net prior year development after ADC cessions and amortization of deferred gain for the year ended December 31, 2025:

(in millions)	Prior Year Development Net of External Reinsurance Before ADC Cessions	Prior Year Development Net of External Reinsurance After ADC Cessions(a)	Reattribution of ADC Recovery and Other(b)	Amortization of Deferred Gain at Inception	Prior Year Development After Amortization and Reattribution
U.S. Workers' Compensation	$(133)	$(113)	$(21)	$(38)	$(172)
U.S. Excess Casualty	303	82	33	(30)	85
U.S. Other Casualty	(92)	22	(2)	(28)	(8)
U.S. Financial Lines	(38)	(45)	—	(20)	(65)
U.S. Property and Special Risks	(118)	(150)	26	—	(124)
U.S. Personal Insurance	(11)	(11)	2	(1)	(10)
UK/Europe Casualty and Financial lines	216	216	—	—	216
UK/Europe Property and Special Risks	(18)	(14)	(5)	—	(19)
UK/Europe and Japan Personal Insurance	38	37	—	—	37
Other product lines	(469)	(448)	(33)	(7)	(488)
Subtotal, adjusted pre-tax basis	$(322)	$(424)	$—	$(124)	$(548)
Businesses in run-off	106	(3)	—	—	(3)
Subtotal	$(216)	$(427)	$—	$(124)	$(551)
Remove impact of Retroactive Reinsurance
Amortization of deferred gain at inception					124
Prior year development ceded under the Asbestos LPT					109
Prior year development ceded under the ADC					102
Total, prior years, excluding discount and amortization of deferred gain					$(216)

AIG | 2025 Form 10-K	131

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

(a)Change in net ultimate loss and loss adjustment expenses excludes the portion of prior year development we have ceded under the Asbestos Loss Portfolio Transfer (LPT) and the ADC, both of which are provided by NICO and are considered retroactive reinsurance under U.S. GAAP.
(b)Reattribution of the ADC recovery takes place annually as we model the future payments on the subject reserves. ADC recoverables are then reallocated by line based on payments expected to be made. Other includes an alignment of global specialty products as reported in International Commercial.
During 2025, we recognized favorable prior year loss reserve development of $216 million, net of external reinsurance but before ADC cessions, primarily driven by:
•Favorable development on U.S. Workers’ Compensation of $133 million reflecting favorable experience within Excess of Loss Sensitive offset by adverse development within Primary Guaranteed Cost and Defense Base Act business;
•Unfavorable development on U.S. Excess Casualty of $303 million driven by unfavorable development in Mass Tort, a large proportion of which was covered by the ADC;
•Favorable development on U.S Property and Special Risks of $118 million primarily driven by development in U.S. Property and Programs;
•Unfavorable development in UK/Europe Casualty and Financial Lines of $216 million driven by UK Financial Lines and EMEA Casualty, particularly within Auto and General Liability lines, partially offset by favorable development in EMEA Financial Lines;
•Favorable development of $469 million in total on other product lines primarily driven by Global Specialty, notably within Energy and Trade Credit, as well as development in short-tail Property; and
•Unfavorable development on Businesses in run-off of $106 million is primarily attributed to Asbestos development, which is entirely ceded under the LPT.
During 2024, we recognized unfavorable prior year loss reserve development of $254 million, net of external reinsurance but before ADC cessions, primarily driven by:
•Favorable development on U.S. Workers’ Compensation of $273 million reflecting continued favorable loss experience;
•Unfavorable development on U.S. Excess Casualty of $545 million driven by a large settlement of a legacy mass tort claim with the gross loss in accident years covered under the ADC and increased reserves related to claims emergence;
•Unfavorable development on U.S. Other Casualty of $12 million reflecting unfavorable development on Commercial Auto and Wholesale Primary General Liability, partially offset by favorability across numerous Casualty reserving classes;
•Unfavorable development in U.S. Financial Lines of $51 million due to unfavorable development in M&A and High Excess classes, offset by favorable experience across most reserving classes;
•Favorable development on U.S. Property and Special Risks of $44 million reflecting favorable loss experience in Retail and Wholesale Property, offset by development on prior year catastrophes;
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
•Favorable development of $299 million in total on other product lines primarily driven by Global Specialty which saw favorable development across multiple lines; and
•Unfavorable development on Businesses in run-off of $196 million is primarily attributed to Asbestos development of $85 million, which is entirely ceded under the LPT, and development on the Blackboard insurance portfolio of $112 million due to increased reported loss activity in general liability.
During 2023, we recognized favorable prior year loss reserve development of $392 million, net of external reinsurance but before ADC cessions, primarily driven by:
•Favorable development on U.S. Workers’ Compensation of $267 million due to a continuation of favorable loss cost trends in guaranteed cost and excess segments across most accident years;
•Favorable development on U.S. Excess Casualty of $32 million driven by favorable development on the Excess Construction Runoff Portfolio;
•Favorable development on U.S Other Casualty of $133 million largely driven by favorable experience in construction defect and construction wraps as well as guaranteed cost auto and general liability;

132	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

•Unfavorable development in U.S. Financial Lines of $94 million due to unfavorable development on High Attaching Excess Directors and Officers (D&O), M&A, Primary National D&O, Cyber data privacy claims, and Architects & Engineers, partially offset by favorable development on Primary Private Not for Profit D&O and Financial Institutions D&O;
•Favorable development on U.S. Property and Special Risks of $10 million reflecting favorable development on prior year catastrophes in the 2017-2021 accident years, offset by adverse development on prior year catastrophes in the 2022 accident year;
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
•Favorable development on UK/Europe and Japan Personal Insurance of $57 million driven by favorable development in Japan personal auto and A&H business; and
•Favorable development of $162 million in total on other product lines driven by favorable development in global specialty and financial lines in Canada and other International regions.
Our analyses and conclusions about prior year reserves also help inform our judgments about the current accident year loss and loss adjustment expense ratios we selected.
Loss Development Information
The following is information about incurred and paid loss developments as of December 31, 2025, net of reinsurance. The cumulative number of reported claims, the total of IBNR liabilities and expected development on reported loss included within the net incurred loss amounts are presented in the following section.
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

AIG | 2025 Form 10-K	133

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
Where appropriate and identifiable, adjustments have been made to standard projection techniques. Changes in claims handling practices, such as differing referral and review criteria and other factors may also be expected to alter loss emergence.
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
•Foreign exchange: The loss development for operations outside of the U.S. is presented for all accident years using the current exchange rate at December 31, 2025. Although this approach requires restating all prior accident year information, the changes in exchange rates do not impact incurred and paid loss development trends.

134	AIG | 2025 Form 10-K

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
Supplemental Information: The information about incurred and paid loss development for all periods preceding the year ended December 31, 2025 and the related historical claims payout percentage disclosure is unaudited and is presented as supplementary information.
The following tables present undiscounted, incurred and paid losses and allocated loss adjustment expenses by accident year, on a net basis after reinsurance:
U.S. Workers' Compensation
U.S. Workers’ Compensation is an extremely long-tail line of business, with loss emergence extending for decades. Many of our workers’ compensation policies contain risk-sharing features, including high deductibles, self-insured retentions or retrospective rating features, in addition to a traditional insurance component. These risk-sharing programs generally are large and complex, comprising multiple products, years and structures, and are subject to amendment over time. We group guaranteed cost and excess of deductible business separately and then further by state and industry subset to the extent that meaningful differences are determined to exist. We also separately analyze certain subsets of the portfolio that have unique characteristics (e.g., U.S. government sub-contractor accounts and construction wrap-up business). For excess of deductible business, we also segment by size of deductible and whether the claim is handled by AIG or an outside third-party administrator. The proportion of large deductible business has increased over time, which has slowed the reporting pattern of claims.
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)										December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2016	$1,299	$1,346	$1,318	$1,140	$1,090	$1,075	$1,036	$1,025	$986	$957	$137	32,431
2017		789	850	776	763	731	712	705	673	664	158	28,371
2018			998	1,021	961	911	896	875	786	769	167	22,736
2019				887	873	812	801	788	730	684	141	17,596
2020					597	573	521	477	434	421	86	14,305
2021						597	570	545	514	533	197	11,490
2022							523	493	464	496	202	10,079
2023								500	465	476	222	9,332
2024									567	540	280	7,683
2025										535	484	5,476
Total										$6,075

AIG | 2025 Form 10-K	135

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Unaudited
2016	$147	$378	$521	$584	$630	$662	$686	$694	$708	$715
2017		93	224	294	333	367	389	395	402	407
2018			85	215	296	359	388	409	448	459
2019				93	219	301	347	389	417	431
2020					64	159	205	245	259	279
2021						60	128	171	211	241
2022							45	102	143	189
2023								38	103	144
2024									35	104
2025										35
Total										$3,004
Liabilities for Loss and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance including ADC

(in millions)	Year Ended December 31, 2025
Accident Years prior to 2016	$374
Accident Years 2016-2025 from tables above	3,071
All Accident Years	$3,445
(Favorable) Adverse Prior Year Development for Loss and Allocated Loss Adjustment Expenses,
Undiscounted and Net of Reinsurance including ADC

(in millions)	Year Ended December 31, 2025
Accident Years prior to 2016	$10
Accident Years 2016-2025 from tables above	(79)
All Accident Years	(69)
Prior Year Development for Unallocated Loss Adjustment Expense, Undiscounted and Net of Reinsurance including ADC, All Accident Years	(44)
Prior Year Development for Loss and Loss Adjustment Expense, Undiscounted and Net of Reinsurance including ADC, All Accident Years	$(113)

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
U.S. Workers' Compensation	11.0%	17.0%	10.5%	7.7%	4.8%	3.6%	2.6%	1.1%	1.1%	0.8%
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

136	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)										December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2016	$898	$1,146	$1,162	$1,171	$1,274	$1,250	$1,263	$1,276	$1,317	$1,305	$226	3,064
2017		856	1,002	1,097	1,153	1,157	1,200	1,182	1,228	1,270	257	2,358
2018			648	646	721	769	769	779	779	762	110	1,764
2019				577	583	597	612	600	604	584	225	1,588
2020					406	413	410	420	404	395	166	1,570
2021						278	277	274	358	383	113	1,196
2022							305	305	333	369	104	824
2023								345	348	373	179	740
2024									315	315	214	446
2025										459	451	185
Total										$6,215
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Unaudited
2016	$28	$80	$204	$388	$502	$566	$670	$798	$851	$986
2017		1	45	156	505	585	676	781	860	898
2018			1	125	227	315	414	494	527	579
2019				7	43	79	157	216	253	282
2020					4	15	33	128	188	209
2021						4	43	62	161	207
2022							14	51	96	177
2023								1	89	115
2024									—	59
2025										5
Total										$3,517
Liabilities for Loss and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance including ADC

(in millions)	Year Ended December 31, 2025
Accident Years prior to 2016	$455
Accident Years 2016-2025 from tables above	2,698
All Accident Years	$3,153
(Favorable) Adverse Prior Year Development for Loss and Allocated Loss Adjustment Expenses,
Undiscounted and Net of Reinsurance including ADC

(in millions)	Year Ended December 31, 2025
Accident Years prior to 2016	$(2)
Accident Years 2016-2025 from tables above	70
All Accident Years	68
Prior Year Development for Unallocated Loss Adjustment Expense, Undiscounted and Net of Reinsurance including ADC, All Accident Years	14
Prior Year Development for Loss and Loss Adjustment Expense, Undiscounted and Net of Reinsurance including ADC, All Accident Years	$82

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
U.S. Excess Casualty	1.1%	10.6%	8.3%	19.7%	10.9%	6.9%	6.4%	7.6%	3.5%	10.4%

AIG | 2025 Form 10-K	137

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
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)										December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2016	$1,339	$1,343	$1,321	$1,391	$1,340	$1,323	$1,293	$1,297	$1,264	$1,241	$35	29,467
2017		602	629	738	674	668	643	654	662	654	21	21,436
2018			802	845	837	870	824	810	841	852	115	17,192
2019				1,059	1,058	1,053	1,062	1,039	1,024	1,009	432	21,479
2020					524	576	538	540	519	499	166	11,792
2021						795	793	790	818	845	461	11,552
2022							793	819	827	861	495	14,193
2023								933	955	983	698	14,983
2024									840	871	709	11,999
2025										876	734	7,487
Total										$8,691
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Unaudited
2016	$77	$298	$489	$703	$846	$938	$1,018	$1,074	$1,144	$1,173
2017		51	111	216	314	455	527	592	613	615
2018			43	122	227	360	470	565	636	685
2019				53	138	226	321	410	474	510
2020					26	73	139	198	252	301
2021						32	87	169	265	351
2022							38	112	195	299
2023								36	102	205
2024									37	128
2025										62
Total										$4,329
Liabilities for Loss and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance including ADC

(in millions)	Year Ended December 31, 2025
Accident Years prior to 2016	$289
Accident Years 2016-2025 from tables above	4,362
All Accident Years	$4,651
(Favorable) Adverse Prior Year Development for Loss and Allocated Loss Adjustment Expenses,
Undiscounted and Net of Reinsurance including ADC

(in millions)	Year Ended December 31, 2025
Accident Years prior to 2016	$(62)
Accident Years 2016-2025 from tables above	65
All Accident Years	3
Prior Year Development for Unallocated Loss Adjustment Expense, Undiscounted and Net of Reinsurance including ADC, All Accident Years	19
Prior Year Development for Loss and Loss Adjustment Expense, Undiscounted and Net of Reinsurance including ADC, All Accident Years	$22

138	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
U.S. Other Casualty	5.3%	9.6%	11.9%	13.2%	12.6%	9.2%	7.1%	4.5%	2.9%	2.3%
U.S. Financial Lines
U.S. Financial Lines business includes D&O, Errors and Omissions (E&O), Employment Practices Liability Insurance policies and various professional liability subsets of business, as well as the fidelity book of business. This includes cyber coverage and mergers and acquisitions coverage, which have been a growing and evolving portion of this portfolio. These product lines are predominantly claims-made in nature, losses are characterized by low frequency and high severity, and results are often significantly impacted by external economic conditions.
Our analysis is segmented by major coverages, such as D&O, E&O, etc. and then further segmented by major industry groups (e.g. corporate accounts, national accounts, financial institutions, private/not-for-profit, etc.). We also separately review primary business from excess business for certain product lines.
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)										December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2016	$1,605	$1,855	$1,993	$2,064	$2,139	$2,281	$2,325	$2,308	$2,322	$2,345	$95	16,143
2017		1,564	1,675	1,756	1,846	1,898	1,987	1,957	1,969	1,966	108	15,293
2018			1,640	1,766	1,882	2,063	2,225	2,322	2,282	2,260	291	14,867
2019				1,503	1,536	1,627	1,926	1,912	1,945	1,961	266	13,406
2020					1,213	1,252	1,408	1,457	1,470	1,480	162	10,495
2021						1,430	1,408	1,388	1,316	1,244	514	7,280
2022							1,130	1,108	1,105	1,057	695	5,985
2023								1,043	1,041	1,075	574	7,100
2024									942	955	636	7,791
2025										999	927	8,079
Total										$15,342
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Unaudited
2016	$73	$499	$1,002	$1,358	$1,659	$1,826	$1,903	$2,039	$2,115	$2,169
2017		64	391	761	1,118	1,396	1,515	1,653	1,777	1,805
2018			86	486	835	1,126	1,415	1,601	1,776	1,879
2019				94	367	642	953	1,204	1,423	1,575
2020					84	356	648	915	1,063	1,171
2021						43	151	315	468	628
2022							30	109	177	293
2023								46	150	324
2024									44	216
2025										40
Total										$10,100
Liabilities for Loss and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance including ADC

(in millions)	Year Ended December 31, 2025
Accident Years prior to 2016	$28
Accident Years 2016-2025 from tables above	5,242
All Accident Years	$5,270

AIG | 2025 Form 10-K	139

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

(Favorable) Adverse Prior Year Development for Loss and Allocated Loss Adjustment Expenses,
Undiscounted and Net of Reinsurance including ADC

(in millions)	Year Ended December 31, 2025
Accident Years prior to 2016	$20
Accident Years 2016-2025 from tables above	(49)
All Accident Years	(29)
Prior Year Development for Unallocated Loss Adjustment Expense, Undiscounted and Net of Reinsurance including ADC, All Accident Years	(16)
Prior Year Development for Loss and Loss Adjustment Expense, Undiscounted and Net of Reinsurance including ADC, All Accident Years	$(45)

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
U.S. Financial Lines	4.0%	14.3%	15.7%	14.8%	12.5%	8.0%	6.5%	5.5%	2.3%	2.3%
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
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)										December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2016	$2,674	$2,748	$2,690	$2,697	$2,707	$2,694	$2,700	$2,713	$2,727	$2,731	$6	54,963
2017		4,569	4,239	4,127	4,153	4,173	4,212	4,175	4,187	4,178	6	79,982
2018			2,978	2,993	2,992	3,229	3,201	3,210	3,204	3,203	10	70,274
2019				2,177	2,146	2,211	2,222	2,177	2,198	2,215	24	79,150
2020					3,391	3,320	3,280	3,238	3,269	3,289	464	69,329
2021						2,339	2,213	2,160	2,190	2,180	92	82,535
2022							3,171	3,281	3,240	3,234	249	87,066
2023								2,528	2,440	2,367	326	100,257
2024									1,844	1,714	426	31,463
2025										2,097	739	22,479
Total										$27,208
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Unaudited
2016	$821	$1,747	$2,076	$2,296	$2,464	$2,539	$2,616	$2,647	$2,679	$2,688
2017		1,137	2,625	3,281	3,638	3,897	3,999	4,055	4,129	4,151
2018			977	2,162	2,509	2,715	2,863	2,994	3,094	3,144
2019				1,039	1,673	1,906	2,037	2,083	2,124	2,176
2020					844	1,613	1,874	2,190	2,414	2,657
2021						878	1,743	1,983	2,004	2,061
2022							1,208	2,207	2,437	2,769
2023								1,173	1,692	1,878
2024									667	1,012
2025										784
Total										$23,320

140	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Liabilities for Loss and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance including ADC

(in millions)	Year Ended December 31, 2025
Accident Years prior to 2016	$254
Accident Years 2016-2025 from tables above	3,888
All Accident Years	$4,142
(Favorable) Adverse Prior Year Development for Loss and Allocated Loss Adjustment Expenses,
Undiscounted and Net of Reinsurance including ADC

(in millions)	Year Ended December 31, 2025
Accident Years prior to 2016	$34
Accident Years 2016-2025 from tables above	(188)
All Accident Years	(154)
Prior Year Development for Unallocated Loss Adjustment Expense, Undiscounted and Net of Reinsurance including ADC, All Accident Years	4
Prior Year Development for Loss and Loss Adjustment Expense, Undiscounted and Net of Reinsurance including ADC, All Accident Years	$(150)

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
U.S. Property and Special Risks	36.4%	30.1%	10.4%	7.1%	4.7%	3.7%	2.4%	1.5%	0.9%	0.3%
U.S. Personal Insurance
U.S. Personal Insurance consists of accident and health and personal lines. Accident and health products include voluntary and sponsor-paid personal accident and supplemental health products for individuals, employees, associations and other organizations as well as a broad range of travel insurance products and services for leisure and business travelers. Personal lines include automobile and homeowners’ insurance, extended warranty, and consumer specialty products, such as identity theft and credit card protection. Personal lines also provides insurance for high net worth individuals, including auto, homeowners, umbrella, yacht, fine art and collections insurance. Personal lines are generally short-tail in nature and can reflect significant salvage and subrogation recoveries.
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)										December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2016	$1,536	$1,533	$1,533	$1,540	$1,542	$1,544	$1,544	$1,541	$1,541	$1,540	$16	247,862
2017		1,878	2,137	2,011	2,057	1,924	1,916	1,896	1,899	1,898	12	220,439
2018			2,188	2,193	2,154	1,937	1,936	1,920	1,927	1,924	24	102,585
2019				1,593	1,664	1,646	1,596	1,578	1,569	1,565	45	94,184
2020					954	906	913	894	890	888	37	56,199
2021						748	765	762	752	747	53	57,895
2022							517	529	525	523	51	56,476
2023								677	668	688	53	50,195
2024									604	594	67	41,541
2025										429	216	23,548
Total										$10,796

AIG | 2025 Form 10-K	141

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Unaudited
2016	$857	$1,344	$1,422	$1,460	$1,501	$1,512	$1,518	$1,521	$1,521	$1,522
2017		941	1,672	1,896	1,789	1,826	1,852	1,861	1,878	1,884
2018			1,227	1,939	1,973	1,789	1,832	1,849	1,881	1,900
2019				884	1,295	1,379	1,416	1,491	1,516	1,517
2020					667	679	725	824	846	850
2021						488	650	658	662	676
2022							372	401	406	464
2023								400	522	579
2024									273	516
2025										142
Total										$10,050
Liabilities for Loss and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance including ADC

(in millions)	Year Ended December 31, 2025
Accident Years prior to 2016	$(41)
Accident Years 2016-2025 from tables above	746
All Accident Years	$705
(Favorable) Adverse Prior Year Development for Loss and Allocated Loss Adjustment Expenses,
Undiscounted and Net of Reinsurance including ADC

(in millions)	Year Ended December 31, 2025
Accident Years prior to 2016	$(1)
Accident Years 2016-2025 from tables above	(8)
All Accident Years	(9)
Prior Year Development for Unallocated Loss Adjustment Expense, Undiscounted and Net of Reinsurance including ADC, All Accident Years	(2)
Prior Year Development for Loss and Loss Adjustment Expense, Undiscounted and Net of Reinsurance including ADC, All Accident Years	$(11)

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
U.S. Personal Insurance	57.4%	24.5%	4.9%	1.8%	2.6%	1.0%	0.7%	0.7%	0.2%	0.1%
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

142	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)										December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2016	$1,392	$1,482	$1,561	$1,566	$1,685	$1,674	$1,686	$1,687	$1,766	$1,819	$194	142,980
2017		1,423	1,349	1,310	1,418	1,449	1,434	1,473	1,520	1,533	162	150,034
2018			1,413	1,465	1,569	1,600	1,696	1,742	1,831	1,849	263	151,989
2019				1,297	1,554	1,404	1,420	1,407	1,417	1,480	243	143,228
2020					1,319	1,338	1,278	1,266	1,215	1,180	252	86,594
2021						1,443	1,404	1,398	1,357	1,304	458	78,019
2022							1,370	1,320	1,279	1,293	621	75,486
2023								1,361	1,337	1,364	741	71,761
2024									1,389	1,428	919	73,433
2025										1,350	1,132	61,557
Total										$14,600
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Unaudited
2016	$125	$399	$616	$812	$975	$1,108	$1,221	$1,316	$1,359	$1,418
2017		102	295	471	631	789	938	1,007	1,115	1,180
2018			120	392	599	778	944	1,179	1,275	1,365
2019				103	325	504	691	797	920	1,023
2020					63	239	385	533	630	720
2021						54	244	361	474	610
2022							60	195	310	404
2023								38	200	335
2024									63	222
2025										62
Total										$7,339
Liabilities for Loss and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

(in millions)	Year Ended December 31, 2025
Accident Years prior to 2016	$1,027
Accident Years 2016- from tables above	7,261
All Accident Years	$8,288
(Favorable) Adverse Prior Year Development for Loss and Allocated Loss Adjustment Expenses,
Undiscounted and Net of Reinsurance

(in millions)	Year Ended December 31, 2025
Accident Years prior to 2016	$7
Accident Years 2016- from tables above	139
All Accident Years	146
Prior Year Development for Unallocated Loss Adjustment Expense, Undiscounted and Net of Reinsurance, All Accident Years	70
Prior Year Development for Loss and Loss Adjustment Expense, Undiscounted and Net of Reinsurance, All Accident Years	$216

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
UK/Europe Casualty and Financial Lines	5.3%	13.4%	10.9%	10.3%	9.0%	9.1%	5.7%	5.7%	3.3%	3.2%

AIG | 2025 Form 10-K	143

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
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)										December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2016	$1,645	$1,740	$1,762	$1,737	$1,733	$1,727	$1,663	$1,659	$1,651	$1,629	$17	57,394
2017		1,671	1,674	1,648	1,654	1,639	1,605	1,603	1,604	1,601	(2)	53,611
2018			1,678	1,605	1,580	1,567	1,514	1,514	1,500	1,491	7	44,446
2019				1,172	1,133	1,132	1,122	1,126	1,130	1,112	54	34,054
2020					1,324	1,264	1,224	1,247	1,242	1,224	(2)	26,576
2021						1,048	1,011	962	987	972	69	23,384
2022							1,150	1,308	1,282	1,288	272	25,559
2023								1,090	1,086	1,060	135	24,666
2024									1,177	1,260	189	24,338
2025										1,334	585	17,987
Total										$12,971
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Unaudited
2016	$472	$1,154	$1,412	$1,550	$1,596	$1,625	$1,643	$1,618	$1,621	$1,616
2017		363	968	1,255	1,399	1,458	1,497	1,512	1,518	1,529
2018			326	1,008	1,199	1,331	1,347	1,382	1,407	1,424
2019				273	672	846	935	981	1,013	1,007
2020					254	683	836	934	1,048	1,131
2021						194	519	711	779	809
2022							198	684	1,145	1,866
2023								161	537	744
2024									206	554
2025										205
Total										$10,885
Liabilities for Loss and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

(in millions)	Year Ended December 31, 2025
Accident Years prior to 2016	$90
Accident Years 2016- from tables above	2,086
All Accident Years	$2,176
(Favorable) Adverse Prior Year Development for Loss and Allocated Loss Adjustment Expenses,
Undiscounted and Net of Reinsurance

(in millions)	Year Ended December 31, 2025
Accident Years prior to 2016	$(9)
Accident Years 2016- from tables above	(22)
All Accident Years	(31)
Prior Year Development for Unallocated Loss Adjustment Expense, Undiscounted and Net of Reinsurance, All Accident Years	17
Prior Year Development for Loss and Loss Adjustment Expense, Undiscounted and Net of Reinsurance, All Accident Years	$(14)

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
UK/Europe Property and Special Risks	20.1%	36.7%	18.7%	15.0%	4.0%	3.2%	0.8%	—%	0.4%	(0.3%)

144	AIG | 2025 Form 10-K

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
Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)										December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2016	$2,146	$2,140	$2,147	$2,143	$2,140	$2,137	$2,130	$2,131	$2,127	$2,128	$2	1,794,526
2017		2,064	2,041	2,027	2,022	2,039	2,022	2,032	2,028	2,032	5	1,719,905
2018			2,423	2,329	2,323	2,295	2,317	2,317	2,306	2,305	(1)	1,918,168
2019				1,981	1,936	1,899	1,888	1,879	1,885	1,884	2	1,677,776
2020					1,815	1,683	1,627	1,613	1,603	1,603	2	1,394,864
2021						1,687	1,638	1,613	1,611	1,612	11	1,396,679
2022							1,788	1,809	1,747	1,742	19	2,079,335
2023								1,607	1,578	1,566	36	1,456,046
2024									1,514	1,511	41	1,422,120
2025										1,445	217	1,221,216
Total										$17,828
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Unaudited
2016	$1,175	$1,760	$1,935	$2,021	$2,066	$2,091	$2,106	$2,111	$2,116	$2,117
2017		1,153	1,718	1,871	1,939	1,974	1,995	1,993	2,003	2,010
2018			1,448	1,946	2,099	2,178	2,219	2,267	2,286	2,293
2019				1,156	1,628	1,746	1,806	1,828	1,849	1,864
2020					969	1,396	1,496	1,533	1,560	1,576
2021						952	1,352	1,457	1,518	1,543
2022							1,038	1,485	1,600	1,654
2023								906	1,329	1,437
2024									872	1,278
2025										860
Total										$16,632
Liabilities for Loss and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

(in millions)	Year Ended December 31, 2025
Accident Years prior to 2016	$44
Accident Years 2016- from tables above	1,196
All Accident Years	$1,240
(Favorable) Adverse Prior Year Development for Loss and Allocated Loss Adjustment Expenses,
Undiscounted and Net of Reinsurance

(in millions)	Year Ended December 31, 2025
Accident Years prior to 2016	$—
Accident Years 2016- from tables above	(16)
All Accident Years	(16)
Prior Year Development for Unallocated Loss Adjustment Expense, Undiscounted and Net of Reinsurance, All Accident Years	53
Prior Year Development for Loss and Loss Adjustment Expense, Undiscounted and Net of Reinsurance, All Accident Years	$37

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
UK/Europe and Japan Personal Insurance	59.0%	25.9%	6.9%	3.3%	1.7%	1.3%	0.6%	0.3%	0.3%	—%

AIG | 2025 Form 10-K	145

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

DISCOUNTING OF LOSS RESERVES
At December 31, 2025 and 2024, the loss reserves reflect a net loss reserve discount of $1.2 billion and $1.2 billion, respectively, including tabular and non-tabular calculations based upon the following assumptions:
•The non-tabular workers’ compensation discount is calculated separately for companies domiciled in New York, Pennsylvania and Delaware, and follows the statutory regulations (prescribed or historically permitted) for each state.
–For New York companies, the discount is based on a 5 percent interest rate and the companies’ own payout patterns.
–The Pennsylvania and Delaware regulators have approved use of a consistent benchmark discount rate and spread (U.S. Treasury rate plus a liquidity premium), subject to a 4.5 percent maximum as stipulated by Delaware, to all of our workers’ compensation reserves in our Pennsylvania domiciled and Delaware domiciled companies, as well as our use of updated payout patterns specific to our primary and excess workers compensation portfolios. In 2020, the regulators also approved that the discount rate will be updated on an annual basis, which was 4.5 percent at December 31, 2025 and 2024.
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
At December 31, 2025 and 2024, the discount consists of $141 million and $107 million of tabular discount, respectively, and $1.0 billion and $1.1 billion of non-tabular discount for workers’ compensation, respectively. During the years ended December 31, 2025, 2024 and 2023, the benefit / (charge) from changes in discount of $(48) million, $(226) million and $(195) million, respectively, were recorded as part of Losses and loss adjustment expenses incurred in the Consolidated Statements of Income (Loss).
The following table presents the components of the loss reserve discount discussed above:

(in millions)	December 31, 2025	December 31, 2024
U.S. workers' compensation	$2,063	$2,111
Retroactive reinsurance	(891)	(936)
Total reserve discount(a)(b)	$1,172	$1,175
(a)Excludes $166 million and $184 million of discount related to certain long-tail liabilities in the UK at December 31, 2025 and 2024, respectively.
(b)Includes gross discount of $693 million and $627 million, which was 100 percent ceded to Fortitude Re at December 31, 2025 and 2024, respectively.
The following table presents the net loss reserve discount benefit (charge):

	Years Ended December 31,
(in millions)	2025	2024	2023
Current accident year	$120	$128	$112
Accretion and other adjustments to prior year discount	(168)	(303)	(264)
Effect of interest rate changes	—	(51)	(43)
Net reserve discount benefit (charge)	(48)	(226)	(195)
Change in discount on loss reserves ceded under retroactive reinsurance	45	168	150
Net change in total reserve discount*	$(3)	$(58)	$(45)
*Excludes $(18) million, $(12) million and $61 million of discount related to certain long-tail liabilities in the UK for the years ended December 31, 2025, 2024 and 2023, respectively.
During 2025, net change in total reserve discount was impacted by updates to future payouts. There was no change in discount rate during the year due to a statutory cap.
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
Amortization of Deferred Gain on Retroactive Reinsurance
Amortization of the deferred gain on retroactive reinsurance includes $158 million, $322 million and $48 million related to the adverse development reinsurance cover with NICO for the years ended December 31, 2025, 2024 and 2023, respectively.

146	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Amounts recognized reflect the amortization of the initial deferred gain at inception, as amended for subsequent changes in the deferred gain due to changes in subject reserves.
FUTURE POLICY BENEFITS
Future policy benefits primarily include reserves for certain long-duration contracts that are 100 percent ceded of $797 million and $691 million at December 31, 2025 and 2024, respectively, certain other long-duration contracts of $583 million and $621 million at December 31, 2025 and 2024, respectively, and Global Accident & Health contracts.

14. Debt
Our long-term debt is denominated in various currencies, with both fixed and variable interest rates. Long-term debt is carried at the principal amount borrowed, including unamortized discounts, hedge accounting valuation adjustments and fair value adjustments, when applicable.
The following table lists our total debt outstanding at December 31, 2025 and 2024. The interest rates presented in the following table are the range of contractual rates in effect at December 31, 2025, including fixed and variable-rates:

At December 31, 2025	Range of Interest Rate(s)	Maturity Date(s)	Balance at December 31, 2025	Balance at December 31, 2024
(in millions)
General borrowings:
Notes and bonds payable	1.58% - 6.82%	2026 - 2055	$8,529	$7,885
Junior subordinated debt	5.75% - 8.18%	2037 - 2058	481	602
AIG Japan Holdings Kabushiki Kaisha			—	239
Total general borrowings			9,010	8,726
Borrowings supported by assets	3.77% - 7.00%	2026 - 2046	25	37
Other subsidiaries' notes, bonds, loans and mortgages payable - not guaranteed by AIG			—	1
Total long-term debt			9,035	8,764
Debt of consolidated investment entities - not guaranteed by AIG*	4.15% - 4.48%	2026 - 2028	156	158
Total debt			$9,191	$8,922
*Includes debt of consolidated investment entities related to real estate investments of $156 million at December 31, 2025 and $158 million at December 31, 2024.
The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

December 31, 2025		Year Ending
(in millions)	Total	2026	2027	2028	2029	2030	Thereafter
General borrowings:
Notes and bonds payable	$8,529	$29	$963	$692	$205	$959	$5,681
Junior subordinated debt	481	—	—	—	—	—	481
Total general borrowings	9,010	29	963	692	205	959	6,162
Borrowings supported by assets	25	7	—	—	—	—	18
Total long-term debt*	$9,035	$36	$963	$692	$205	$959	$6,180
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

AIG | 2025 Form 10-K	147

ITEM 8 | Notes to Consolidated Financial Statements | 14. Debt

DEBT CASH TENDER OFFERS AND REDEMPTIONS
In 2025, we repaid, redeemed and/or repurchased $1.1 billion aggregate principal amount of certain notes and debentures issued or guaranteed by AIG, for an aggregate purchase price of $1.1 billion, resulting in a total gain on extinguishment of debt of $5 million. This includes the following:
•Repayment of ¥37.7 billion aggregate principal amount of AIG Japan Holdings Kabushiki Kaisha's borrowings, equivalent to approximately $250 million at the time of repayment.
•Repurchase, through cash tender offers, of approximately $457 million aggregate principal amount of certain notes and debentures issued by AIG for an aggregate purchase price of approximately $448 million.
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
As of December 31, 2025, there were no borrowings or letters of credit outstanding under the Amended Credit Agreement, so that a total of approximately $3.0 billion remains available under the Amended Credit Agreement.

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

148	AIG | 2025 Form 10-K

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
LEASE COMMITMENTS
We lease office space and equipment in various locations across jurisdictions in which the Company operates. The majority of the resulting obligation arising from these contracts is generated by our real estate portfolio, which only includes contracts classified as operating leases. The lease liability and corresponding right of use asset reflected in Other liabilities and Other assets were $856 million and $690 million, respectively, at December 31, 2025, and $868 million and $696 million, respectively, at December 31, 2024. We made cash payments of $156 million and $177 million in 2025 and 2024, respectively, in connection with these leases. The liability includes non-lease components, such as property taxes and insurance for our gross leases. Some of these leases contain options to renew after a specified period of time at the prevailing market rate; however, renewal options that have not been exercised as of December 31, 2025 are excluded until management attains a reasonable level of certainty. Some leases also include termination options at specified times and term; however, termination options are not reflected in the lease asset and liability balances until they have been exercised.
The weighted average discount rate and lease term assumptions used in determining the liability are 3.24 percent and 9.9 years, respectively. The primary assumption used to determine the discount rate is the cost of funding for the Company, which is based on the secured borrowing rate for terms similar to the lease term, and for the major financial markets in which AIG operates.
Rent expense was $150 million, $164 million and $162 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table presents the future undiscounted cash flows under operating leases at December 31, 2025:

(in millions)
2026	$129
2027	111
2028	97
2029	95
2030	86
Remaining years after 2030	526
Total undiscounted lease payments	1,044
Less: Present value adjustment	188
Net lease liabilities	$856
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $1.5 billion and $1.8 billion at December 31, 2025 and 2024, respectively.
GUARANTEES
Subsidiaries
We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and certain of its subsidiaries. We have also issued guarantees of all present and future payment obligations and liabilities of AIG Markets, Inc.
Due to the deconsolidation of AIGFP and its subsidiaries, as of December 31, 2025, a $72 million guarantee related to the obligations of AIGFP and certain of its subsidiaries was recognized, and is reported in Other liabilities.
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

AIG | 2025 Form 10-K	149

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
Common Stock
The following table presents a rollforward of outstanding shares:

Years Ended December 31,	2025			2024			2023
(in millions)	Common Stock Issued	Treasury Stock	Common Stock Outstanding	Common Stock Issued	Treasury Stock	Common Stock Outstanding	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Shares, beginning of year	1,906.7	(1,300.6)	606.1	1,906.7	(1,217.9)	688.8	1,906.7	(1,172.6)	734.1
Shares issued	—	5.0	5.0	—	6.8	6.8	—	5.5	5.5
Shares repurchased	—	(72.9)	(72.9)	—	(89.5)	(89.5)	—	(50.8)	(50.8)
Shares, end of year	1,906.7	(1,368.5)	538.2	1,906.7	(1,300.6)	606.1	1,906.7	(1,217.9)	688.8
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

150	AIG | 2025 Form 10-K

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
Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from January 1, 2026 to February 6, 2026, we repurchased approximately 2 million shares of AIG Common Stock for an aggregate purchase price of approximately $125 million.
DIVIDENDS DECLARED
On February 10, 2026, our Board of Directors declared a cash dividend on AIG Common Stock of $0.45 per share, payable on March 30, 2026 to shareholders of record on March 16, 2026.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, January 1, 2023, net of tax	$(136)	$(20,675)	$(284)	$2,459	$(3,056)	$(924)	$(22,616)
Change in unrealized appreciation (depreciation) of investments*	30	8,410	—	—	—	—	8,440
Change in other	(10)	52	—	—	—	—	42
Change in fair value of market risk benefits, net	—	—	(695)	—	—	—	(695)
Change in discount rates	—	—	—	(1,045)	—	—	(1,045)
Change in future policy benefits	—	(254)	—	—	—	—	(254)
Change in foreign currency translation adjustments	—	—	—	—	137	—	137
Change in net actuarial loss	—	—	—	—	—	143	143
Change in prior service cost	—	—	—	—	—	4	4
Change in deferred tax asset (liability)	(6)	(1,074)	151	174	(35)	(42)	(832)
Total other comprehensive income	14	7,134	(544)	(871)	102	105	5,940
Add: Corebridge noncontrolling interests	13	4,524	153	(732)	(18)	(2)	3,938
Less: Noncontrolling interests	(3)	1,871	(199)	(377)	7	—	1,299

Balance, December 31, 2023, net of tax	$(106)	$(10,888)	$(476)	$1,233	$(2,979)	$(821)	$(14,037)
Change in unrealized appreciation (depreciation) of investments*	95	(1,551)	—	—	—	—	(1,456)
Change in other	—	18	—	—	—	—	18
Change in fair value of market risk benefits, net	—	—	130	—	—	—	130
Change in discount rates	—	—	—	946	—	—	946
Change in future policy benefits	—	(59)	—	—	—	—	(59)
Change in foreign currency translation adjustments	—	—	—	—	(407)	—	(407)
Change in net actuarial loss	—	—	—	—	—	63	63
Change in prior service cost	—	—	—	—	—	2	2
Change in deferred tax asset (liability)	(20)	(70)	(28)	(165)	(45)	(18)	(346)
Corebridge deconsolidation, net of tax	42	8,513	330	(1,583)	(88)	—	7,214
Total other comprehensive income (loss)	117	6,851	432	(802)	(540)	47	6,105
Add: Corebridge noncontrolling interests	2	610	33	(105)	(3)	—	537
Less: Noncontrolling interests	17	(559)	(11)	258	(1)	—	(296)

Balance, December 31, 2024, net of tax	$(4)	$(2,868)	$—	$68	$(3,521)	$(774)	$(7,099)
Change in unrealized appreciation (depreciation) of investments	—	1,448	—	—	—	—	1,448
Change in other	—	(1)	—	—	—	—	(1)
Change in discount rates	—	—	—	28	—	—	28
Change in future policy benefits	—	—	—	—	—	—	—
Change in foreign currency translation adjustments	—	—	—	—	518	—	518
Change in net actuarial loss	—	—	—	—	—	78	78
Change in prior service cost	—	—	—	—	—	1	1
Change in deferred tax asset (liability)	1	48	—	(9)	22	(22)	40
Total other comprehensive income	1	1,495	—	19	540	57	2,112
Less: Noncontrolling interests	—	—	—	—	—	—	—
Balance, December 31, 2025, net of tax	$(3)	$(1,373)	$—	$87	$(2,981)	$(717)	$(4,987)
*Includes net unrealized gains and losses attributable to businesses held for sale or reclassified to discontinued operations at December 31, 2024 and 2023.

AIG | 2025 Form 10-K	151

ITEM 8 | Notes to Consolidated Financial Statements | 16. Equity

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2025, 2024 and 2023, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in Fair Value of Market Risk Benefits Attributable to Changes in Our Own Credit Risk	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Year Ended December 31, 2025
Unrealized change arising during year	$—	$854	$—	$28	$518	$49	$1,449
Less: Reclassification adjustments included in net income	—	(593)	—	—	—	(30)	(623)
Total other comprehensive income (loss), before of income tax expense (benefit)	—	1,447	—	28	518	79	2,072
Less: Income tax expense (benefit)	(1)	(48)	—	9	(22)	22	(40)
Total other comprehensive income (loss), net of income tax expense (benefit)	$1	$1,495	$—	$19	$540	$57	$2,112

Year Ended December 31, 2024
Unrealized change arising during year	$95	$(2,211)	$130	$946	$(407)	$34	$(1,413)
Less: Reclassification adjustments included in net income	(42)	(9,132)	(330)	1,583	88	(31)	(7,864)
Total other comprehensive income (loss), before income tax expense (benefit)	137	6,921	460	(637)	(495)	65	6,451
Less: Income tax expense (benefit)	20	70	28	165	45	18	346
Total other comprehensive income (loss), net of income tax expense (benefit)	$117	$6,851	$432	$(802)	$(540)	$47	$6,105

Year Ended December 31, 2023
Unrealized change arising during year	$(6)	$7,172	$(695)	$(1,045)	$137	$118	$5,681
Less: Reclassification adjustments included in net income	(26)	(1,036)	—	—	—	(29)	(1,091)
Total other comprehensive income (loss), before income tax expense (benefit)	20	8,208	(695)	(1,045)	137	147	6,772
Less: Income tax expense (benefit)	6	1,074	(151)	(174)	35	42	832
Total other comprehensive income (loss), net of income tax expense (benefit)	$14	$7,134	$(544)	$(871)	$102	$105	$5,940
The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Consolidated Statements of Income (Loss)(a):

	Amount Reclassified from AOCI			Affected Line Item in the
	Years Ended December 31,			Consolidated
(in millions)	2025	2024	2023	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$—	$—	$(26)	Net realized gains (losses)
Total	—	—	(26)
Unrealized appreciation (depreciation) of all other investments
Investments	(593)	(619)	(1,036)	Net realized gains (losses)
Total	(593)	(619)	(1,036)
Change in retirement plan liabilities adjustment
Prior-service credit	(2)	(2)	(2)	(b)
Actuarial losses	(28)	(29)	(27)	(b)
Total	(30)	(31)	(29)
Corebridge deconsolidation, net of tax	—	(7,214)	—	(c)
Total reclassifications for the year	$(623)	$(7,864)	$(1,091)
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

152	AIG | 2025 Form 10-K

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
The following table presents the computation of basic and diluted EPS:

Years Ended December 31,
(dollars in millions, except per common share data)	2025	2024	2023
Numerator for EPS:
Income (loss) from continuing operations	$3,097	$2,700	$2,741
Less: Net income attributable to noncontrolling interests	1	—	—
Less: Preferred stock dividends and preferred stock redemption premiums	—	22	29
Income (loss) attributable to AIG common shareholders from continuing operations	3,096	2,678	2,712

Income (loss) from discontinued operations, net of income tax expense	—	(3,626)	1,137
Less: Net income attributable to noncontrolling interests	—	478	235
Income (loss) from discontinued operations, net of noncontrolling interest	—	(4,104)	902
Net income (loss) attributable to AIG common shareholders	$3,096	$(1,426)	$3,614
Denominator for EPS:
Weighted average common shares outstanding - basic	565,078,072	651,448,307	719,506,291
Dilutive common shares	5,271,916	5,834,853	5,726,777
Weighted average common shares outstanding - diluted(a)	570,349,988	657,283,160	725,233,068
Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$5.48	$4.11	$3.77
Income (loss) from discontinued operations	$—	$(6.30)	$1.25
Income (loss) attributable to AIG common shareholders	$5.48	$(2.19)	$5.02
Diluted:
Income (loss) from continuing operations	$5.43	$4.07	$3.74
Income (loss) from discontinued operations	$—	$(6.24)	$1.24
Income (loss) attributable to AIG common shareholders	$5.43	$(2.17)	$4.98
(a)Potential dilutive common shares are due to our share-based employee compensation plans and agreements. The number of potential common shares excluded from diluted shares outstanding was 132,504, 103,957 and 4,350,324 for the years ended December 31, 2025, 2024 and 2023, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.
For information regarding our repurchases of AIG Common Stock, see Note 16.

AIG | 2025 Form 10-K	153

ITEM 8 | Notes to Consolidated Financial Statements | 18. Statutory Financial Data and Restrictions

18. Statutory Financial Data and Restrictions
The following table presents statutory net income (loss) and capital and surplus for our General Insurance companies in accordance with statutory accounting practices:

(in millions)	2025	2024	2023
Years Ended December 31,
Statutory net income (loss)(a)(b):
General Insurance companies:
Domestic	$2,785	$1,594	$1,912
Foreign	1,627	1,741	1,867
Total General Insurance companies	$4,412	$3,335	$3,779
At December 31,
Statutory capital and surplus(a)(b):
General Insurance companies:
Domestic	$17,874	$17,001
Foreign	10,790	12,299
Total General Insurance companies	$28,664	$29,300
Aggregate minimum required statutory capital and surplus:
General Insurance companies:
Domestic	$3,880	$3,763
Foreign	6,470	5,741
Total General Insurance companies	$10,350	$9,504
(a)Excludes discontinued operations and other divested businesses.
(b)The 2025 statutory net income and capital and surplus reflect our best estimate as of the date of AIG’s Form 10-K filing.
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
For domestic insurance subsidiaries, aggregate minimum required statutory capital and surplus is based on the greater of the Risk-Based Capital (RBC) level that would trigger regulatory action or minimum requirements per state insurance regulation. Capital and surplus requirements of our foreign subsidiaries differ from those prescribed in the U.S., and can vary significantly by jurisdiction. At both December 31, 2025 and 2024, all domestic and foreign insurance subsidiaries individually exceeded the minimum required statutory capital and surplus requirements and all domestic insurance subsidiaries individually exceeded RBC minimum required levels.
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

154	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 18. Statutory Financial Data and Restrictions

The amount of dividends available to be paid in 2025 from our insurance subsidiaries without prior regulatory approval was $2.6 billion at December 31, 2025.
To our knowledge, no AIG insurance company is currently on any regulatory or similar “watch list” with regard to solvency.
PARENT COMPANY DIVIDEND RESTRICTIONS
At December 31, 2025, our ability to pay dividends is not subject to any significant contractual restrictions, but remains subject to regulatory restrictions.
For additional information about our ability to pay dividends to our shareholders, see Note 16.

19. Share-Based Compensation Plans
The following table presents our total share-based compensation expense:

Years Ended December 31,
(in millions)	2025	2024	2023
Share-based compensation expense - pre-tax(a)	$207	$211	$199
Share-based compensation expense - after tax(b)	164	167	157
(a)As a result of accelerated vesting events, such as retirement eligibility in the year of grant and involuntary terminations, we recognized $34 million, $52 million and $58 million in 2025, 2024 and 2023, respectively, prior to the end of the specified vesting periods. It is our policy to reverse compensation expense for forfeited awards when they occur.
(b)We also recognized $11 million of tax benefit due to share settlements occurring in 2025.
EMPLOYEE PLANS
The Company sponsors several stock compensation programs under the AIG Long Term Incentive Plan (LTIP) (as amended) and its predecessor plan from which performance share units (PSUs), restricted stock units (RSUs), stock options and deferred stock units (DSUs) (collectively units) are issued. In addition, off-cycle grants are made from time to time during the year generally as sign-on awards to new hires or as a result of a change in employee status. The LTIP is governed by the AIG 2021 Omnibus Incentive Plan (2021 Plan), which was adopted at the annual shareholders’ meeting in May 2021, replacing the AIG 2013 Omnibus Incentive Plan (2013 Plan).
Our share-settled awards are settled with previously acquired shares held in AIG’s treasury.
AIG Omnibus Incentive Plan
The 2021 Plan provided for the grants of share-based awards to our employees and non-employee directors. The total number of shares granted under the 2021 Plan (the reserve) was the sum of 1) 8.1 million shares of AIG Common Stock, plus 2) the number of authorized shares that remained available for issuance under the 2013 Plan when the 2021 Plan became effective, plus 3) the number of shares of AIG Common Stock relating to outstanding awards under the 2013 Plan at the time the 2021 Plan became effective that subsequently were forfeited, expired, terminated or otherwise lapse or are settled in cash. Each share-based unit granted under the 2021 Plan reduces the number of shares available for future grants by one share. However, shares with respect to awards that are forfeited, expired or settled for cash are returned to the reserve. As of December 31, 2025, 20,233,609 shares are available for future grants under the 2021 plan.
AIG Long Term Incentive Plan
Long-Term Incentive (LTI) Awards
The LTIP provides for an annual LTI award to certain employees, including our senior executive officers and other highly compensated employees that may be comprised of a combination of one or more of the following units: PSUs, RSUs or stock options.
The number of PSUs issued on the grant date (the target) provides the opportunity for LTIP participants (usually senior management) to receive shares of AIG Common Stock based on AIG achieving specified performance goals at the end of a three-year performance period. These performance goals are pre-established by AIG’s Compensation and Management Resources Committee (CMRC) for each annual grant and may differ from year to year. The actual number of PSUs earned can vary from zero to 200 percent of the target for the 2025, 2024 and 2023 LTI awards, depending on AIG’s performance relative to a specified peer group and/or the outcome of pre-established financial goals, as applicable.

AIG | 2025 Form 10-K	155

ITEM 8 | Notes to Consolidated Financial Statements | 19. Share-Based Compensation Plans

RSUs and stock options are earned based solely on continued service by the participant. In addition, PSUs and RSUs accrue dividend equivalent rights (DERs) during the specified service period as AIG’s dividends are declared. These DERs are settled in cash only if the vesting conditions of the underlying units are met.
Vesting for the PSUs occurs on January 1 of the year immediately following the end of the three-year performance and service period, while vesting for RSUs and stock options occur in three equal installments on the first, second and third anniversary of the grant date. Recipients must be employed at each vesting date to be entitled to share delivery, except upon the occurrence of an accelerated vesting event, such as an involuntary termination without cause, disability, retirement eligibility or death during the vesting period. For involuntarily terminated employees hired after April 1, 2022 unvested RSUs and options are forfeited on the termination date, while PSUs are pro-rated based on the number of completed years in the performance period.
Unit Valuation
The fair value of time-vesting RSUs as well as PSUs that are earned based on certain company-specific metrics was based on the closing price of AIG Common Stock on the grant date; while the fair value of PSUs that are earned based on AIG’s relative total shareholder return (TSR) was determined on the grant date using a Monte Carlo simulation.
The following table presents the assumptions used to estimate the fair value of PSUs that vest based on AIG’s TSR:

	2025	2024	2023
Expected dividend yield(a)	—%	—%	—%
Expected volatility(b)	25.73%	28.72%	37.98%
Risk-free interest rate(c)	4.28%	4.36%	4.42%
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
The following table summarizes outstanding share-settled LTI awards(a):

	Number of Units				Weighted Average Grant-Date Fair Value
Year Ended December 31, 2025(b)	2025 LTI	2024 LTI	2023 LTI	2022 LTI	2025 LTI	2024 LTI	2023 LTI	2022 LTI
Unvested, beginning of year	—	1,365,389	970,351	309,042	$—	$68.34	$60.14	$60.94
Granted	1,790,486	—	—	—	76.94	—	—	—
Vested(c)	(421,555)	(440,791)	(385,705)	(305,019)	76.63	68.21	61.85	60.93
Forfeited	(87,348)	(92,154)	(55,518)	(4,023)	75.70	68.23	73.93	61.61
Unvested, end of year(d)	1,281,583	832,444	529,128	—	$77.13	$68.42	$60.35	$—
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
(d)At December 31, 2025, the total unrecognized compensation cost for outstanding RSUs and PSUs was $100 million and the weighted-average and expected period of years over which that cost is expected to be recognized are 0.95 year and 2.25 years.
Stock Options
Time-vesting stock options were issued as part of the 2025, 2024 and 2023 LTI awards. Option awards are generally granted with an exercise price equal to the market price of the company’s stock on the grant date and are exercisable up to 10 years from the date of grant, or 3 years from the date of an involuntary termination or the option's expiration date, if earlier. The fair value of LTI options is measured on the grant date using the Black-Scholes valuation model.

156	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 19. Share-Based Compensation Plans

The following weighted-average assumptions were used for stock options granted:

	2025		2024		2023
Expected annual dividend yield(a)	2.12%		2.11%		2.14%
Expected volatility(b)	25.05%		25.27%		25.17%
Risk-free interest rate(c)	4.39%		4.21%		4.06%
Expected term(d)	6.00	years	6.00	years	6.00	years
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
(d)The contractual term is 10 years from the date of grant.
The following table provides a rollforward of stock option activity:

As of or for the Year Ended December 31, 2025	Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Values (in millions)
Outstanding, beginning of year	9,017,588	$50.40	6.61
Granted	989,198	75.46
Exercised	(3,238,914)	48.00
Forfeited or expired	(71,970)	66.84
Outstanding, end of year	6,695,902	$55.08	6.69	$204
Exercisable, end of year	5,032,319	$49.80	5.67	$180
The weighted average grant-date fair value of stock options granted during 2025, 2024 and 2023 was $13.90, $12.51 and $11.43, respectively. As of December 31, 2025, we recognized $19 million of expense, while $13 million was unrecognized and is expected to be amortized up to 2.25 years. We received $155 million in cash from the exercise of stock options during 2025.
Other RSU Grants
The Company may issue time-vesting RSUs for various reasons including, as a sign-on bonus, retention grant or replacement award in an acquisition. Vesting for these awards ranges from 1 to 5 years and is contingent on continuous service.
The following table summarizes outstanding share-settled Other RSU grants.

	Number of Units			Weighted Average Grant-Date Fair Value
Years Ended December 31,	2025	2024	2023	2025	2024	2023
Unvested, beginning of year	1,318,280	1,361,714	1,488,248	$61.62	$57.79	$54.77
Granted	136,724	241,536	208,641	80.88	73.78	62.42
Vested	(221,339)	(264,588)	(252,635)	55.99	52.82	49.42
Forfeited	(19,241)	(20,382)	(82,540)	70.12	64.03	40.70
Unvested, end of year	1,214,424	1,318,280	1,361,714	$64.68	$61.62	$57.79
We recognized $24 million of expense related to these RSU grants in 2025. Total unrecognized compensation cost related to these grants was $27 million and the weighted-average and expected period of years over which that cost is expected to be recognized are 0.80 years and 4.25 years at December 31, 2025.
NON-EMPLOYEE PLAN
Our non-employee directors, who serve on our Board of Directors, receive share-settled compensation in the form of fully vested DSUs with delivery deferred until retirement from the Board of Directors. DSUs granted in 2025, 2024 and 2023 accrue dividend equivalents in the form of additional DSUs equal to the amount of any regular quarterly dividend that would have been paid by AIG if the shares of AIG Common Stock underlying the DSUs had been outstanding. In 2025, 2024 and 2023, we granted to non-employee directors 34,687, 33,940 and 47,344 DSUs, respectively, and recognized expense of $2.8 million, $2.6 million and $2.6 million, respectively.

AIG | 2025 Form 10-K	157

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

20. Employee Benefits
DEFINED CONTRIBUTION PLANS
AIG Parent sponsors several defined contribution plans for U.S. employees that provide for pre-tax salary reduction contributions by employees. The most significant plan is the AIG Incentive Savings Plan (ISP), for which the matching contribution is 100 percent of the first 6% of a participant’s contributions, subject to the IRS-imposed limitations. Participants in the AIG ISP receive an additional fully vested, non-elective, non-discretionary contribution equal to 3% of the participant’s eligible compensation for the plan year, paid each pay period regardless of whether the participant currently contributes to the plan, and subject to the IRS-imposed limitations. Our pre-tax expenses associated with these plans were $72 million,$87 million and $95 million in 2025, 2024 and 2023, respectively.
DEFINED BENEFIT PLANS
We offer various defined benefit plans to eligible employees. Effective January 1, 2016, the U.S. defined benefit plans were frozen. Consequently, these plans are closed to new participants and current participants no longer earn benefits.
Postretirement Plans
We provide certain medical and life insurance benefits to retired eligible employees (postretirement). Medical benefits are contributory, while the life insurance benefits, which are closed to new employees, are generally non-contributory. As of December 31, 2025 and 2024, the total unfunded benefit obligations associated with these plans were $106 million and $117 million, respectively, and the total net benefit expense for both periods was under $1 million.
Pension Plans
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
The following table presents the funded status of the pension plans reconciled to the amount reported in the Consolidated Balance Sheets.

As of or for the Years Ended December 31,	U.S. Plans(a)		Non-U.S. Plans(a)
(in millions)	2025	2024	2025	2024
Change in projected benefit obligation:
Benefit obligation, beginning of year	$2,962	$3,301	$747	$804
Service cost	4	4	14	14
Interest cost	149	154	20	20
Actuarial (gain) loss(b)	40	(200)	(34)	14
Benefits paid:
AIG assets	(16)	(17)	(8)	(9)
Plan assets	(247)	(280)	(32)	(28)
Plan amendment	—	—	1	1
Settlements	—	—	(7)	(9)
Foreign exchange effect	—	—	34	(60)

158	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

As of or for the Years Ended December 31,	U.S. Plans(a)		Non-U.S. Plans(a)
(in millions)	2025	2024	2025	2024
Other	(1)	—	1	—
Projected benefit obligation, end of year	$2,891	$2,962	$736	$747
Change in plan assets:
Fair value of plan assets, beginning of year	$2,976	$3,228	$704	$734
Actual return on plan assets, net of expenses	236	28	16	35
AIG contributions	16	17	38	42
Benefits paid:
AIG assets	(16)	(17)	(8)	(9)
Plan assets	(247)	(280)	(32)	(28)
Settlements	—	—	(7)	(9)
Foreign exchange effect	—	—	24	(61)
Fair value of plan assets, end of year	$2,965	$2,976	$735	$704
Funded status, end of year	$74	$14	$(1)	$(43)
Amounts recognized in the balance sheet:
Assets	$242	$184	$157	$122
Liabilities	(168)	(170)	(158)	(165)
Total amounts recognized	$74	$14	$(1)	$(43)
Pre-tax amounts recognized in AOCI:
Net gain (loss)	$(1,025)	$(1,082)	$(50)	$(72)
Prior service (cost) credit	—	—	(16)	(18)
Total amounts recognized	$(1,025)	$(1,082)	$(66)	$(90)
(a)Includes non-qualified unfunded plans of which the aggregate projected benefit obligation was $168 million and $170 million for the U.S. at December 31, 2025 and 2024, respectively, and $138 million and $139 million for the non-U.S. at December 31, 2025 and 2024, respectively.
(b)The primary reason for the significant gain in 2024 is due to a change in the discount rate for the U.S. AIG Retirement Plan.
The following table presents the accumulated benefit obligations for U.S. and non-U.S. defined benefit pension plans:

At December 31,
(in millions)	2025	2024
U.S. pension benefit plans	$2,891	$2,962
Non-U.S. pension benefit plans	$723	$735
Defined benefit pension plan obligations in which the projected benefit obligation (PBO) was in excess of the related plan assets and the accumulated benefit obligation (ABO) was in excess of the related plan assets were as follows:

At December 31,	PBO Exceeds Fair Value of Plan Assets				ABO Exceeds Fair Value of Plan Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Projected benefit obligation	$168	$170	$284	$287	$—	$—	$—	$—
Accumulated benefit obligation	—	—	—	—	168	170	243	245
Fair value of plan assets	—	—	97	91	—	—	97	91
The following table presents the components of net periodic benefit cost with respect to our pension plan benefits:

Years Ended December 31,	U.S. Plans			Non-U.S. Plans
(in millions)	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost:
Service cost*	$4	$4	$5	$14	$14	$16
Interest cost	149	154	168	20	20	20
Expected return on assets	(171)	(201)	(193)	(24)	(19)	(21)
Amortization of prior service cost (credit)	—	—	—	3	2	3
Amortization of net (gain) loss	33	33	33	2	2	2
Net periodic benefit cost (credit)	$15	$(10)	$13	$15	$19	$20
Settlement loss	—	—	71	(1)	1	—
Net benefit cost (credit)	$15	$(10)	$84	$14	$20	$20
Total recognized in AOCI	$57	$60	$137	$23	$11	$6
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$42	$70	$53	$9	$(9)	$(14)
*Reflects administrative fees for the U.S. pension plans.

AIG | 2025 Form 10-K	159

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

Interest cost for pension benefits for our U.S. plans and largest non-U.S. plans is measured using the spot rate approach, which applies specific spot rates along the yield curve to a plan’s corresponding discounted cash flows that comprise the obligation. This method provides a more precise measurement of interest cost by aligning the timing of the plans’ discounted cash flows to the corresponding spot rates on the yield curve. For certain non-U.S. plans, interest cost is measured utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligations.
A 100 basis point increase in the expected long-term rate of return would decrease the 2026 net pension expense by approximately $35 million with all other items remaining the same. A 100 basis point increase in the discount rate would increase the 2026 pension net expense by approximately $1 million. Conversely, a 100 basis point decrease in the discount rate would decrease the 2026 pension expense by approximately $4 million while a 100 basis point decrease in the expected long-term rate of return would increase the 2026 pension expense by approximately $35 million, with all other items remaining the same.
ASSUMPTIONS
The following table summarizes the weighted average assumptions used to determine the pension benefit obligations:

	U.S. Plans		Non-U.S. Plans(a)
December 31, 2025
Discount rate	5.40%		3.58%
Interest crediting rate	4.64%		1.72%	(b)
Rate of compensation increase	N/A	(c)	2.39%
December 31, 2024
Discount rate	5.57%		2.87%
Interest crediting rate	4.37%		1.36%	(b)
Rate of compensation increase	N/A	(c)	2.43%
(a)The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.
(b)Represents the weighted average interest crediting rate of non-U.S. cash balance plans primarily in Japan and Switzerland.
(c)Compensation increases are no longer applicable as the plans are frozen effective January 1, 2016.
The following table presents the weighted average assumptions used to determine the net periodic benefit costs:

	U.S. Plans	Non-U.S. Plans(a)
For the Year Ended December 31, 2025
Discount rate	5.57%	2.87%
Interest crediting rate	4.37%	1.36%	(b)
Rate of compensation increase	N/A	2.43%
Expected return on assets	6.00%	3.25%
For the Year Ended December 31, 2024
Discount rate	4.98%	2.85%
Interest crediting rate	4.94%	1.40%	(b)
Rate of compensation increase	N/A	2.42%
Expected return on assets	6.50%	2.77%
For the Year Ended December 31, 2023
Discount rate	5.22%	2.51%
Interest crediting rate	4.02%	1.07%	(b)
Rate of compensation increase	N/A	2.38%
Expected return on assets	6.25%	2.67%
(a)The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.
(b)Represents the weighted average interest crediting rate of non-U.S. cash balance plans primarily in Japan and Switzerland.
Discount Rate Methodology
The projected benefit cash flows under the U.S. AIG Retirement Plan were discounted using the spot rates derived from the Mercer U.S. Pension Discount Yield Curve (Mercer Yield Curve) at December 31, 2025 and 2024, which resulted in a single discount rate that would produce the same liability at the respective measurement dates. The discount rates were 5.40 percent at December 31, 2025 and 5.57 percent at December 31, 2024. The methodology was consistently applied for the respective years in determining the discount rates for the other U.S. pension plans.
In general, the discount rates for the non-U.S. plans were developed using a similar methodology to the U.S. AIG Retirement Plan, by using country-specific Mercer Yield Curves.

160	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

The projected benefit obligation for AIG’s Japan pension plans represents approximately 49 percent and 50 percent of the total projected benefit obligations for our non-U.S. pension plans at December 31, 2025 and 2024, respectively. The weighted average discount rate of 2.72 percent and 1.81 percent at December 31, 2025 and 2024, respectively, was selected by reference to the Mercer Yield Curve for Japan.
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
There were no shares of AIG Common Stock included in the U.S. and non-U.S. pension plans assets at December 31, 2025 or 2024.
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
The following table presents the asset allocation percentage by major asset class for the U.S. qualified plan and the target allocation for 2026 based on the plan’s funded status at December 31, 2025:

At December 31,	Target 2026	Actual 2025	Actual 2024
Asset class:
Equity securities	8%	13%	13%
Fixed maturity securities	80	74	72
Other investments	12	13	15
Total	100%	100%	100%
The expected weighted average long-term rate of return for the plan was 6.00 percent and 6.50 percent for 2025 and 2024, respectively. The expected weighted average rate of return is an aggregation of expected returns within each asset class category, weighted for the investment mix of the assets. The combination of the expected asset return and any contributions made by us are expected to maintain the plan’s ability to meet all required benefit obligations. The expected asset return for each asset class was developed based on an approach that considers key fundamental drivers of the asset class returns in addition to historical returns, current market conditions, asset volatility and the expectations for future market returns.
Non-U.S. Pension Plans
The assets of the non-U.S. pension plans are held in various trusts in multiple countries and are invested primarily in equities and fixed maturity securities to maximize the long-term return on assets for a given level of risk.
The following table presents the asset allocation percentage by major asset class for non-U.S. pension plans and the target allocation:

At December 31,	Target 2026	Actual 2025	Actual 2024
Asset class:
Equity securities	20%	19%	20%
Fixed maturity securities	59	47	47
Other investments	17	21	24
Cash and cash equivalents	4	13	9
Total	100%	100%	100%
The assets of AIG’s Japan pension plans represent approximately 66 percent and 66 percent of total non-U.S. pension plan assets at December 31, 2025 and 2024, respectively. The expected long-term rate of return was 2.79 percent and 1.85 percent for 2025 and 2024, respectively, and is evaluated by the Japanese Pension Investment Committee on a quarterly and annual basis along with various investment managers and is revised to achieve the optimal allocation to meet targeted funding levels if necessary. In addition, the funding policy is revised in accordance with local regulation every five years.

AIG | 2025 Form 10-K	161

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

The expected weighted average long-term rate of return for all our non-U.S. pension plans was 3.25 percent and 2.77 percent for the years ended December 31, 2025 and 2024, respectively. It is an aggregation of expected returns within each asset class that was generally developed based on the building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns.
ASSETS MEASURED AT FAIR VALUE
The following table presents information about our plan assets and indicates the level of the fair value measurement based on the observability of the inputs used. The inputs and methodology used in determining the fair value of these assets are consistent with those used to measure our assets as discussed in Note 5 to the Consolidated Financial Statements.

	U.S. Plans				Non-U.S. Plans
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets:
Cash and cash equivalents	$57	$—	$—	$57	$97	$—	$—	$97
Equity securities:
U.S.(a)	385	—	—	385	—	—	—	—
International(b)	3	—	—	3	83	57	—	140
Fixed maturity securities:
U.S. investment grade(c)	—	2,018	50	2,068	—	—	—	—
International investment grade(c)	—	79	—	79	—	153	—	153
U.S. and international high yield(d)	—	(28)	—	(28)	—	192	—	192
Mortgage and other asset-backed securities	—	63	—	63	—	—	—	—
Other investment types(e):
Futures	—	—	(3)	(3)	—	—	—	—
Direct private equity(f)	—	—	12	12	—	—	—	—
Insurance contracts	—	6	—	6	—	—	143	143
Mutual funds(f)	—	—	—	—	—	10	—	10
Total	$445	$2,138	$59	$2,642	$180	$412	$143	$735
December 31, 2024
Assets:
Cash and cash equivalents	$52	$—	$—	$52	$66	$—	$—	$66
Equity securities:
U.S.(a)	163	—	—	163	—	—	—	—
International(b)	4	—	—	4	82	55	—	137
Fixed maturity securities:
U.S. investment grade(c)	22	1,996	5	2,023	—	—	—	—
International investment grade(c)	—	101	—	101	—	146	—	146
U.S. and international high yield(d)	—	(40)	—	(40)	—	185	—	185
Mortgage and other asset-backed securities	—	54	1	55	—	—	—	—
Other fixed maturity securities	—	9	—	9	—	—	—	—
Other investment types(e):
Futures	(7)	—	—	(7)	—	—	—	—
Insurance contracts	—	8	—	8	—	—	161	161
Mutual funds(f)	—	—	—	—	—	9	—	9
Total	$234	$2,128	$6	$2,368	$148	$395	$161	$704
(a)Includes passive and active U.S. equity strategies.
(b)Includes passive and active international equity strategies.
(c)Includes investments in U.S. and non-U.S. government issued bonds, U.S. government agency or sponsored agency bonds, and investment grade corporate bonds.
(d)Consists primarily of investments in securities or debt obligations that have a rating below investment grade.
(e)Excludes investments that are measured at fair value using the NAV per share (or its equivalent), which totaled $323 million and $608 million at December 31, 2025 and 2024, respectively.
(f)Comprised of mutual fund investing in variety of equity, derivatives, and bonds.
The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we had no significant concentrations of risks at December 31, 2025.

162	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 20. Employee Benefits

Changes in Level 3 Fair Value Measurements
The following table presents changes in our U.S. and non-U.S. Level 3 plan assets measured at fair value:

December 31, 2025	Balance Beginning of year	Net Realized and Unrealized Gains (Losses)	Purchases	Sales	Transfers In	Transfers Out	Balance at End of Year	Changes in Unrealized Gains (Losses) on Instruments Held at End of Year
(in millions)
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$5	$3	$94	$(178)	$130	$(4)	$50	$27
Mortgage and other asset backed securities	1	—	—	—	—	(1)	—	—
Futures	—	—	—	(3)	—	—	(3)	—
Direct private equity	—	(1)	62	(58)	9	—	12	11
Total	$6	$2	$156	$(239)	$139	$(5)	$59	$38
Non-U.S. Plan Assets:
Insurance contracts	$161	$(14)	$(4)	$—	$—	$—	$143	$—
Total	$161	$(14)	$(4)	$—	$—	$—	$143	$—
December 31, 2024
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$10	$(1)	$—	$(3)	$—	$(1)	$5	$—
Mortgage and other asset backed securities	1	—	—	—	—	—	1	—
Total	$11	$(1)	$—	$(3)	$—	$(1)	$6	$—
Non-U.S. Plan Assets:
Insurance contracts	$138	$21	$2	$—	$—	$—	$161	$—
Total	$138	$21	$2	$—	$—	$—	$161	$—
EXPECTED CASH FLOWS
Funding for the qualified plan ranges from the minimum amount required by ERISA to the maximum amount that would be deductible for U.S. tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible under the Internal Revenue Code. There are no minimum required cash contributions in 2025 for the U.S. AIG Retirement Plan. The non-qualified and postretirement plans’ benefit payments are deductible when paid to participants.
Our combined pension contribution in 2026 is expected to be approximately $54 million for our U.S. and non-U.S. pension plans. This estimate is subject to change, since contribution decisions are affected by various factors including our liquidity, market performance and management’s discretion.
The expected future benefit payments, net of participants’ contributions, with respect to the defined benefit pension plans are as follows:

(in millions)	U.S. Plans	Non-U.S. Plans
2026	$253	$41
2027	259	41
2028	255	46
2029	257	47
2030	245	49
2031-2035	1,100	255

AIG | 2025 Form 10-K	163

ITEM 8 | Notes to Consolidated Financial Statements | 21. Income Taxes

21. Income Taxes
U.S. TAX LAW CHANGES
On July 4, 2025, new U.S. tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBB Act") which, among other provisions, makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. The OBBB Act does not have a material impact on our results of operations.
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
EFFECTIVE TAX RATE
The following table presents income (loss) from continuing operations before income tax expense (benefit) by U.S. and foreign location in which such pre-tax income (loss) was earned or incurred:

Years Ended December 31,
(in millions)	2025	2024	2023
U.S.	$1,503	$1,818	$900
Foreign	2,376	2,052	1,967
Total	$3,879	$3,870	$2,867
The following table presents the income tax expense (benefit) attributable to pre-tax income (loss) from continuing operations:

Years Ended December 31,
(in millions)	2025	2024	2023
Income tax expense (benefit):
U.S. Federal:
Current	$253	$283	$(246)
Deferred	(221)	416	(110)
U.S. State & Local*:
Current	17
Deferred	(12)
Foreign:
Current	635	374	422
Deferred	110	97	60
Total	$782	$1,170	$126
*The income tax expense (benefit) related to U.S. state and local tax jurisdictions are reflected in the U.S. Federal income tax expense (benefit) for years 2024 and 2023 based on the originally as-filed basis prior to the adoption of the accounting standard.

164	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 21. Income Taxes

Our actual income tax expense (benefit) from continuing operations differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

Year Ended December 31,	2025
(dollars in millions)	Pre-Tax Income (Loss)	Tax Expense (Benefit)	Percent of Pre-Tax Income (Loss)
U.S. federal income tax at statutory rate	$3,879	$815	21.0%
Adjustments:
State and local income tax, net of federal income tax effect		14	0.4
Foreign tax effects:
United Kingdom:
Effect of rate different than statutory		43	1.1
Other		46	1.2
Netherlands:
Effect of rate different than statutory		41	1.1
Other		(1)	—
Other jurisdictions		116	3.0
Effect of cross-border tax laws, net of related tax credits:
U.S. income taxes on non-U.S. insurance companies(a)		(59)	(1.5)
Other		28	0.7
Tax credits		(20)	(0.5)
Changes in valuation allowances		(300)	(7.7)
Nontaxable or nondeductible items		20	0.5
Changes in unrecognized tax benefits - Global		17	0.4
Other		22	0.5
Consolidated total amounts	$3,879	$782	20.2%
(a)This relates to certain foreign insurance companies elected to be treated as a U.S. corporation under the U.S. federal tax law provisions.
The effective tax rate disclosures for the years ended 2024 and 2023 remain on the originally as-filed basis prior to the adoption of the improvements to income tax disclosures standard.

Years Ended December 31,	2024			2023
(dollars in millions)	Pre-Tax Income (Loss)	Tax Expense (Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income (Loss)	Tax Expense (Benefit)	Percent of Pre-Tax Income (Loss)
U.S. federal income tax at statutory rate	$3,870	$813	21.0%	$2,867	$602	21.0%
Adjustments:
Tax exempt interest		(8)	(0.2)		(14)	(0.5)
Uncertain tax positions(a)		17	0.4		169	5.9
Dispositions of subsidiaries(b)		(1)	—		(143)	(5.0)
Non-deductible transfer pricing charges		13	0.3		16	0.6
Effect of foreign operations(c)		110	2.8		176	6.1
Share-based compensation payments excess tax effect		(16)	(0.4)		(21)	(0.7)
State and local income taxes		26	0.7		23	0.8
Developments related to prior tax years under IRS review(a)		240	6.2		(467)	(16.3)
Other(d)		9	0.3		150	5.2
Valuation allowance(e)		(33)	(0.9)		(365)	(12.7)
Consolidated total amounts	$3,870	$1,170	30.2%	$2,867	$126	4.4%
(a)2024 includes an update related to the estimated impact of potential resolution for prior tax years under IRS Appeals review. Refer to the Tax Examinations section below for further discussion on developments related to prior tax years under IRS review. For 2023, refer to the Accounting for Uncertainty in Income Taxes section below for further discussion on tax audit resolution activity. 2024 and 2023 uncertain tax positions include changes in unrecognized tax benefits in U.S. and certain foreign jurisdictions.
(b)This primarily includes tax implications of the sales of Validus Re for year 2023.
(c)Effect of foreign operations is primarily related to income and losses in our foreign operations taxed at statutory tax rates different than 21 percent, and foreign income subject to U.S. taxation.
(d)Primarily includes tax charges associated with tax adjustments related to prior year U.S. and foreign returns.
(e)2024 and 2023 amounts reflect changes in valuation allowances in U.S. and certain foreign jurisdictions. Primarily due to 2023 reduction in valuation allowance related to AIG’s U.S. federal consolidated income tax group tax attribute carryforwards.

AIG | 2025 Form 10-K	165

ITEM 8 | Notes to Consolidated Financial Statements | 21. Income Taxes

DEFERRED TAX ASSET
The following table presents the components of the net deferred tax assets (liabilities):

December 31,
(in millions)	2025	2024
Deferred tax assets:
Losses and tax credit carryforwards	$4,155	$4,636
Basis differences on investments	336	30
Accruals not currently deductible, and other	276	150
Investments in foreign subsidiaries	29	19
Loss reserve discount	440	443
Loan loss and other reserves	43	37
Unearned premium reserve reduction	—	46
Fixed assets and intangible assets	271	293
Unrealized losses related to available for sale debt securities	153	618
Employee benefits	163	192
Other	10	39
Total deferred tax assets	5,876	6,503
Deferred tax liabilities:
Deferred policy acquisition costs	(139)	(278)
Life policy reserves	(43)	(45)
Unearned premium reserve reduction	(161)	—
Total deferred tax liabilities	(343)	(323)
Net deferred tax assets before valuation allowance	5,533	6,180
Valuation allowance	(1,051)	(1,650)
Net deferred tax assets	$4,482	$4,530
The following table presents AIG's U.S. consolidated federal income tax group tax losses and credits carryforwards.

December 31, 2025		Tax	Carryforward Period Ending Tax Year(b)				Unlimited Carryforward Period and Carryforward Periods(b)
(in millions)	Gross	Effected	2028	2029	2030	2031	2032 - After
Net operating loss carryforwards	$15,610	$3,278	$1,300	$178	$—	$930	$870
Other carryforwards		—	—	—	—	—	—
Total AIG U.S. consolidated federal income tax group tax losses and credits carryforwards on a U.S. GAAP basis(a)		$3,278	$1,300	$178	$—	$930	$870
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
During the three months ended December 31, 2025, taxable income projections were updated to reflect the latest projections of income for our insurance and non-insurance companies and projections of taxable income generated from prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the net operating losses carryforwards, we have considered forecasts of future income for each of our businesses, including assumptions about future macroeconomic and AIG-specific conditions and events, and any impact these conditions and events may have on our prudent and feasible tax planning strategies. We also subjected the forecasts to a variety of stresses of key assumptions and evaluated the effect on tax attribute utilization.
After factoring in multiple data points and assessing the relative weight of all positive and negative evidence, we concluded that the cumulative positive evidence outweighs the negative evidence regarding the likelihood that our U.S. federal consolidated income tax group tax attribute carryforwards will be realized and that the beginning of year valuation allowance should be released. Accordingly, during the fourth quarter of 2025, we recorded valuation allowance release of $300 million related to our U.S. federal consolidated tax attribute carryforwards.

166	AIG | 2025 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 21. Income Taxes

Estimates of future taxable income, including income generated from prudent and feasible actions and tax planning strategies and impact of settlements with taxing authorities, could change in the near term, perhaps materially, which may require us to consider any potential impact to our assessment of the recoverability of the deferred tax asset.
For the year ended December 31, 2025, recent changes in market conditions, including changes in interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of our general insurance and non-insurance companies, resulting in a decrease to deferred tax assets related to net unrealized tax capital losses. The deferred tax assets relate to the unrealized tax capital losses for which the carryforward period has not yet begun. As of December 31, 2025, based on all available evidence, we concluded that a valuation allowance of $200 million is necessary on deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized. For the year ended December 31, 2025, we recorded a decrease in valuation allowance of $309 million associated with the unrealized tax capital losses in AIG's available for sale securities portfolio. The valuation allowance decrease was allocated to Other comprehensive income.
For the year ended December 31, 2025, we recognized a net $13 million increase in deferred tax asset valuation allowance associated with certain foreign jurisdictions.
The following table presents the net deferred tax assets (liabilities) at December 31, 2025 and 2024 on a U.S. GAAP basis:

December 31,
(in millions)	2025	2024
Net U.S. deferred tax assets	$4,835	$4,922
Net deferred tax assets (liabilities) in AOCI	109	421
Valuation allowance	(194)	(798)
Subtotal	4,750	4,545
Net foreign, state and local deferred tax assets	1,203	1,263
Valuation allowance	(857)	(852)
Subtotal	346	411
Subtotal - Net U.S., foreign, state and local deferred tax assets	5,096	4,956
Net foreign, state and local deferred tax liabilities	(614)	(426)
Total AIG net deferred tax assets (liabilities)	$4,482	$4,530
TAX EXAMINATIONS
We are currently under examination by the IRS for the tax years 2011 through 2019. We continue to engage in the IRS Appeals process for certain disagreed issues related to tax years 2007 through 2010. These tax years are still subject to ongoing computational review by IRS Appeals.
Listed below are the tax years that remain subject to examination by major tax jurisdictions:

At December 31, 2025	Open Tax Years
Major Tax Jurisdiction
United States	2007-2024
Australia	2021-2024
Canada	2021-2024
France	2023-2024
Germany	2016-2024
Japan	2019-2024
Korea	2020-2024
Singapore	2021-2024
United Kingdom	2023-2024

AIG | 2025 Form 10-K	167

ITEM 8 | Notes to Consolidated Financial Statements | 21. Income Taxes

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
The following table presents a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, excluding interest and penalties:

Years Ended December 31,
(in millions)	2025	2024	2023
Gross unrecognized tax benefits, beginning of year	$1,384	$1,387	$1,191
Increases in tax positions for prior years	41	3	200
Decreases in tax positions for prior years	(12)	(20)	(4)
Increases in tax positions for current year	—	15	—
Lapse in statute of limitations	(1)	(1)	—
Gross unrecognized tax benefits, end of year	$1,412	$1,384	$1,387
The activity in unrecognized tax benefits for the year ended December 31, 2023 is primarily attributable to the potential resolution of an IRS audit matter. There was no significant activity in unrecognized tax benefits for the years ended December 31, 2025 and December 31, 2024.
At December 31, 2025 and 2024 and 2023, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.4 billion. Unrecognized tax benefits that would not affect the effective tax rate generally relate to such factors as the timing, rather than the permissibility of the deduction.
Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2025, 2024 and 2023, we had accrued liabilities of $62 million, $53 million and $52 million, respectively for the payment of interest (net of the federal benefit) and penalties. For the years ended December 31, 2025, 2024, and 2023, we recorded expense (benefit) of $13 million, $1 million, and $(11) million, respectively, for the payment of interest and penalties. There was no significant activity in interest and penalties related to unrecognized tax benefit for the years 2025, 2024 or 2023.
NET CASH TAXES PAID
The following table presents net income taxes paid (refunded):

Year Ended December 31,
(in millions)	2025
Net Income Taxes Paid (Refunded)
U.S. federal	$(229)
U.S. state & local:
New York	21
Other	26
Foreign:
UK	79
Canada	77
Italy	32
Japan	71
Australia	38
Mexico	31
Korea	23
Other	161
Total net income taxes paid (refunded)	$330

22. Subsequent Events
STRATEGIC INVESTMENTS
On January 19, 2026, AIG announced a strategic partnership with CVC Capital Partners plc (CVC) to establish large-scale managed accounts (SMAs) across CVC’s credit strategies and the launch of CVC’s private equity secondaries evergreen platform with AIG as a cornerstone investor, contributing up to $1.5 billion from AIG’s existing private equity portfolio. In parallel, AIG intends to allocate up to $2 billion to SMAs and funds managed by CVC, with an initial $1 billion to be deployed through 2026.

168	AIG | 2025 Form 10-K

Part II
ITEM 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by AIG management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2025. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
AIG management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
AIG management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control – Integrated Framework issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B | Other Information
None.
ITEM 9C | Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

AIG | 2025 Form 10-K	169

Part III
ITEM 10 | Directors, Executive Officers and Corporate Governance
Other information required by Items 10, 11, 12, 13 and 14 of this Form 10-K but not included herein is incorporated by reference from the definitive proxy statement for AIG’s 2026 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Our Executive Officers

Name	Current Title and Other Business Experience

Peter Zaffino Age: 59 Served as an executive officer since 2017
•Chairman, President & Chief Executive Officer (since 2022)
•President (since 2020) and Chief Executive Officer (since 2021)
•Executive Vice President & Global Chief Operating Officer (2017-2021) and Chief Executive Officer, General Insurance (2017-2019)
•Chief Executive Officer, Marsh, LLC (2011-2017)
•President and Chief Executive Officer, Guy Carpenter (2008-2011)

Ed Dandridge Age: 61 Served as an executive officer since 2023
•Executive Vice President, Chief Marketing & Communications Officer (since 2023)
•President, ScaleWith (2023)
•Senior Vice President, Chief Communications Officer, Boeing (2020-2022)
•Chief Marketing and Communications Officer, General Insurance, AIG PC Global Services, Inc. (2018-2020)
•Chief Marketing and Communications Officer, Marsh & McLennan Companies, Inc. (2014-2018)

Charlie Fry Age: 53 Served as an executive officer since 2022
•Executive Vice President, Reinsurance and Risk Capital Optimization (since 2022)
•Chief Executive Officer, Acacia Holdings Ltd. (2020-2022)
•Head of Operations, Transformation, and Reinsurance, AIG Europe Limited (2017-2020)
•Chief Financial Officer, Novae Group PLC (2013-2016)

Rose Marie Glazer Age: 59 Served as an executive officer since 2022
•Executive Vice President, General Counsel (since 2023)
•Executive Vice President, Chief Human Resources Officer (2022-2024)
•Senior Vice President, Deputy General Counsel & Corporate Secretary (2017-2021)
•Senior Vice President, Secretary and General Counsel – Americas, Siemens AG (2012-2017)

Scott Hallworth Age: 55 Served as an executive officer since 2025
•Executive Vice President, Chief Digital Officer (since 2025)
•Chief Data & Analytics Officer, Head of Digital Solutions, Hewlett Packard Inc. (2022-2025)
•Chief Data Officer, Fannie Mae (2019-2022)
•Senior Vice President, Chief Model Risk Officer and Chief Data Officer, Capital One (2011-2019)

Jon Hancock Age: 60 Served as an executive officer since 2024
•Executive Vice President, Chief Executive Officer, General Insurance (since 2025)
•Executive Vice President, Chief Executive Officer, International Commercial and Global Personal Insurance (2025)
•Executive Vice President, Chief Executive Officer, International Insurance (2024-2025)
•Chief Executive Officer, International General Insurance (2020-2023)
•Performance Management Director, Lloyd’s of London (2016-2020)
•Various senior positions, including Managing Director, UK Commercial & Global Relationship Director and CEO, Asia and Middle East, RSA Insurance Group plc (1990-2016)

Kelly Lafnitzegger Age: 59 Served as an executive officer since 2024	•Executive Vice President, Chief Human Resources Officer (since 2024) •Various senior positions, including Business Separation Leader, General Electric (1989-2024)

170	AIG | 2025 Form 10-K

Name	Current Title and Other Business Experience

Roshan Navagamuwa Age: 48 Served as an executive officer since 2024
•Executive Vice President, Chief Information Officer (since 2024)
•Executive Vice President and Chief Information Officer, CVS Health (2012-2023)
•Various senior positions, including Vice President, Application Hosting Services, Aon plc (1998-2012)

Chris Schaper Age: 61 Served as an executive officer since 2023
•Executive Vice President, Chief Risk Officer (since 2024)
•Executive Vice President, Global Chief Underwriting Officer and Interim Chief Risk Officer (2023-2024)
•Senior Vice President, General Insurance and Chief Executive Officer, AIG Re (2019-2023)
•CEO, Victor Insurance Holdings of Marsh & McLennan Companies, Inc. (2016-2019)

Melissa Twiningdavis Age: 56 Served as an executive officer since 2024
•Executive Vice President, Chief Administrative Officer (since 2024)
•Senior Managing Director, Accenture (2022-2024)
•Division President, Precision Castparts (2018-2022)
•Vice President, Europe Supply Chain and Sourcing, General Electric (2017-2018)
•Senior Executive, Aftermarket Repair, GE Aviation (2015-2016)

Keith Walsh Age: 51 Served as an executive officer since 2024	•Executive Vice President, Chief Financial Officer (since 2024) •Various senior positions, including Executive Vice President, Chief Financial Officer, Marsh & McLennan Companies (2012-2024)

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
See Item 10 herein.

ITEM 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See Item 10 herein.

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence
See Item 10 herein.

ITEM 14 | Principal Accountant Fees and Services
See Item 10 herein.

AIG | 2025 Form 10-K	171

Part IV
ITEM 15 | Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedules. See accompanying Index to Financial Statements.
Exhibit Index

Exhibit Number	Description	Location

3	Articles of incorporation and by laws
3(i)	Amended and Restated Certificate of Incorporation of AIG, amended and restated May 15, 2024	Incorporated by reference to Exhibit 3.3 to AIG’s Current Report on Form 8-K, filed with the SEC on May 17, 2024 (File No. 1-8787).
3(ii)	AIG By-laws, amended and restated December 10, 2025	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 15, 2025 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures	Certain instruments defining the rights of holders of long-term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.
	(1) Description of Registrant’s Securities	Filed herewith.
	(2) Forty-Second Supplemental Indenture, dated March 27, 2023, between AIG and The Bank of New York Mellon, as Trustee, relating to the 5.125% Notes Due 2033 (2033 Notes)	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K, filed with the SEC on March 27, 2023 (File No. 1-8787).
	(3) Form of the 2033 Notes (included in Exhibit 4.2)	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K, filed with the SEC on March 27, 2023 (File No. 1-8787).
	(4) Forty-Third Supplemental Indenture, dated November 27, 2024, between AIG and The Bank of New York Mellon, as Trustee, relating to the 2028 Notes	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K, filed with the SEC on November 27, 2024 (File No. 1-8787).
	(5) Forty-Fourth Supplemental Indenture, dated November 27, 2024, between AIG and The Bank of New York Mellon, as Trustee, relating to the 2029 Notes	Incorporated by reference to Exhibit 4.2 to AIG's Current Report on Form 8-K, filed with the SEC on November 27, 2024 (File No. 1-8787).
	(6) Forty-Fifth Supplemental Indenture, dated November 27, 2024, between AIG and The Bank of New York Mellon, as Trustee, relating to the 2034 Notes	Incorporated by reference to Exhibit 4.3 to AIG's Current Report on Form 8-K, filed with the SEC on November 27, 2024 (File No. 1-8787).
	(7) Form of the 2028 Notes (included in Exhibit 4.4)	Incorporated by reference to Exhibit 4.4 to AIG's Current Report on Form 8-K, filed with the SEC on November 27, 2024 (File No. 1-8787).
	(8) Form of the 2029 Notes (included in Exhibit 4.5)	Incorporated by reference to Exhibit 4.5 to AIG's Current Report on Form 8-K, filed with the SEC on November 27, 2024 (File No. 1-8787).
	(9) Form of the 2034 Notes (included in Exhibit 4.6)	Incorporated by reference to Exhibit 4.6 to AIG's Current Report on Form 8-K, filed with the SEC on November 27, 2024 (File No. 1-8787).
	(10) Forty-Sixth Supplemental Indenture, dated May 7, 2025, between AIG and The Bank of New York Mellon, as Trustee, relating to the 4.850% Notes Due 2030 (2030 Notes)	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K, filed with the SEC on May 7, 2025 (File No. 1-8787).
	(11) Forty-Seventh Supplemental Indenture, dated May 7, 2025, between AIG and The Bank of New York Mellon, as Trustee, relating to the 5.450% Notes Due 2035 (2035 Notes)	Incorporated by reference to Exhibit 4.2 to AIG’s Current Report on Form 8-K, filed with the SEC on May 7, 2025 (File No. 1-8787).
	(12) Form of the 2030 Notes (included in Exhibit 4.10)	Incorporated by reference to Exhibit 4.3 to AIG’s Current Report on Form 8-K, filed with the SEC on May 7, 2025 (File No. 1-8787).
	(13) Form of the 2035 Notes (included in Exhibit 4.11)	Incorporated by reference to Exhibit 4.4 to AIG’s Current Report on Form 8-K, filed with the SEC on May 7, 2025 (File No. 1-8787).
10	Material contracts
	(1) American International Group, Inc. 2010 Stock Incentive Plan*	Incorporated by reference to Appendix B in AIG’s Definitive Proxy Statement, dated April 12, 2010 (Filed No. 1-8787).
	(2) AIG 2010 Stock Incentive Plan Non-Employee Director Deferred Stock Units (DSU) Award Agreement*	Incorporated by reference to Exhibit 10.14 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-8787).
	(3) Executive Officer Form of Release and Restrictive Covenant Agreement*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-8787).

172	AIG | 2025 Form 10-K

Exhibit Number	Description	Location

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
Incorporated by reference to Exhibit 10.6 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
	(5) AIG 2013 Omnibus Incentive Plan*	Incorporated by reference to Appendix B in AIG’s Definitive Proxy Statement on Schedule 14A, dated April 4, 2013 (File No. 1-8787).
	(6) Form of AIG 2013 Omnibus Incentive Plan Non-Employee Director DSU Award Agreement*	Incorporated by reference to Exhibit 10.52 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-8787).

(7) Aggregate Excess of Loss Reinsurance Agreement, dated January 20, 2017, by and between AIG Assurance Company, AIG Property Casualty Company, AIG Specialty Insurance Company, AIU Insurance Company, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company Of The State Of Pennsylvania and National Indemnity Company (portions of this exhibit have been redacted pursuant to a request for confidential treatment)
Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).

(8) Trust Agreement, dated January 20, 2017, by and among National Union Fire Insurance Company of Pittsburgh, Pa., National Indemnity Company, and Wells Fargo Bank, National Association (portions of this exhibit have been redacted pursuant to a request for confidential treatment)
Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
	(9) Parental Guarantee Agreement, dated January 20, 2017, by Berkshire Hathaway Inc. in favor of National Union Fire Insurance Company of Pittsburgh, Pa.	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
	(10) Description of Non-Management Director Compensation*	Incorporated by reference to “Compensation of Directors” in AIG’s Definitive Proxy Statement on Schedule 14A, dated April 2, 2024 (File No. 1-8787).
	(11) AIG 2012 Executive Severance Plan (as amended and restated February 2021)*	Incorporated by reference to Exhibit 10.35 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021 (File No. 1-8787).
	(12) AIG Non-Qualified Retirement Income Plan (as amended and restated February 2021)*	Incorporated by reference to Exhibit 10.37 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021 (File No. 1-8787).
	(13) American International Group, Inc. 2021 Omnibus Incentive Plan	Incorporated by reference to Appendix B to AIG’s Definitive Proxy Statement filed with the Commission on March 30, 2021 (File No. 001-08787).
	(14) AIG Long Term Incentive Plan Form of Award Agreement (April 2021)*	Incorporated by reference to Exhibit 10.7 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021 (File No. 1-8787).
	(15) Form of AIG 2021 Omnibus Incentive Plan Non-Employee Director DSU Award Agreement*	Incorporated by reference to Exhibit 10.41 to AIG's Annual Report on Form 10-K, filed with the SEC on February 17, 2022 (File No. 1-8787).
	(16) Form of Long-Term Incentive Award Agreement (as of March 2022)*	Incorporated by Reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2022.
	(17) Contract of Employment, dated as of July 24, 2022, between AIG and Charles Fry*	Filed herewith.
	(18) Separation Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Incorporated by Reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).
	(19) Registration Rights Agreement, dated as of September 14, 2022, by and between American International Group, Inc. and Corebridge Financial, Inc.	Incorporated by Reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2022 (File No. 1-8787).
	(20) Employment Agreement, dated as of November 10, 2022, by and between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.55 on AIG’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023 (File No. 1-8787).
	(21) RSU Award Agreement, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.56 on AIG’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023 (File No. 1-8787).

AIG | 2025 Form 10-K	173

Exhibit Number	Description	Location

	(22) Form of AIG 2021 Omnibus Incentive Plan Non-Employee Director Deferred Stock Units Award Agreement*	Incorporated by Reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2023 (File No. 1-8787).
	(23) Stock Purchase Agreement, dated as of May 16, 2024, by and among American International Group, Inc., Corebridge Financial, Inc. and Nippon Life Insurance Company	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K, filed with the SEC on May 16, 2024 (File No. 1-8787).
	(24) Amendment, dated as of May 16, 2024, to Separation Agreement, by and between American International Group, Inc. and Corebridge Financial, Inc.	Incorporated by reference to Exhibit 99.1 to AIG’s Current Report on Form 8-K, filed with the SEC on May 16, 2024 (File No. 1-8787)
	(25) Letter Agreement including Non-Solicitation and Non-Disclosure Agreement, effective September 13, 2024, between AIG and Keith Walsh*	Incorporated by Reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2024 (File No. 1-8787).
	(26) Amendment Letter, dated October 4, 2024, to the Letter Agreement, effective September 13, 2024, between AIG and Keith Walsh*	Incorporated by Reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2024 (File No. 1-8787).

(27) Credit Agreement, dated as of September 27, 2024, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, Bank of America, N.A., as Administrative Agent, and each Several L/C Agent party thereto.
Incorporated by Reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2024 (File No. 1-8787).
	(28) Form of AIG Long Term Incentive Stock Award Agreement (as of December 2024)*	Incorporated by Reference to Exhibit 10.34 to AIG’s Annual report on Form 10-K, filed with the SEC on February 13, 2025 (File No. 1-8787).
	(29) Form of AIG Long Term Incentive Restricted Stock Unit Award Agreement (as of December 2024)*	Incorporated by Reference to Exhibit 10.35 to AIG’s Annual report on Form 10-K, filed with the SEC on February 13, 2025 (File No. 1-8787).
	(30) Form of AIG Long Term Incentive Performance Share Unit Award Agreement (as of December 2024)*	Incorporated by Reference to Exhibit 10.36 to AIG’s Annual report on Form 10-K, filed with the SEC on February 13, 2025 (File No. 1-8787).
	(31) AIG Long Term Incentive Plan (as amended and restated effective October 15, 2025)*	Incorporated by Reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2025 (File No. 1-8787).
	(32) AIG Short Term Incentive Plan (as amended and restated effective October 15, 2025)*	Incorporated by Reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2025 (File No. 1-8787).
	(33) Contract of Employment, dated December 1, 2025, between AIG and Jonathan Hancock*	Filed herewith.
	(34) AIG Clawback Policy (as amended and restated effective December 9, 2025)*	Filed herewith.
19	Insider Trading Policy	Filed herewith.
21	Subsidiaries of Registrant	Filed herewith.
22	Guaranteed Securities	None.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24	Powers of attorney	Included on signature page and filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Furnished herewith.
97	Financial Restatement Compensation Recoupment Policy (effective as of September 11, 2023)	Incorporated by Reference to Exhibit 10.49 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 14, 2024 (File No. 1-8787).
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, (ii) the Consolidated Statements of Income (Loss) for the three years ended December 31, 2025, (iii) the Consolidated Statements of Equity for the three years ended December 31, 2025, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2025, (v) the Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2025 and (vi) the Notes to the Consolidated Financial Statements.
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

ITEM 16 | Form 10-K Summary
None.

174	AIG | 2025 Form 10-K

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th of February, 2026.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th of February, 2026.

SIGNATURE	TITLE
/S/ PETER ZAFFINO	Chairman and Chief Executive Officer and Director
(Peter Zaffino)
/S/ KEITH WALSH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
(Keith Walsh)
/S/ KATHLEEN CARBONE	Vice President and Chief Accounting Officer (Principal Accounting Officer)
(Kathleen Carbone)
/S/ JAMES COLE JR.	Director
(James Cole Jr.)
/S/ JAMES DUNNE III	Director
(James Dunne III)
/S/ JOHN C. INGLIS	Director
(John C. Inglis)
/S/ COURTNEY LEIMKUHLER	Director
(Courtney Leimkuhler)
/S/ LINDA A. MILLS	Director
(Linda A. Mills)
/S/ DIANA M. MURPHY	Director
(Diana M. Murphy)
/S/ JUAN R. PEREZ	Director
(Juan R. Perez)
/S/ PETER R. PORRINO	Director
(Peter R. Porrino)
/S/ JOHN G. RICE	Director
(John G. Rice)
/S/ VANESSA A. WITTMAN	Director
(Vanessa A. Wittman)

AIG | 2025 Form 10-K	175

Summary of Investments – Other than Investments in Related Parties

			Schedule I
At December 31, 2025			Amount at which shown in the Balance sheet
(in millions)	Cost(a)	Fair value
Fixed maturities:
U.S. government and government sponsored entities	$3,353	$3,298	$3,298
Obligations of states, municipalities and political subdivisions	2,808	2,826	2,826
Non-U.S. governments	6,822	6,539	6,539
Public utilities	3,689	3,601	3,601
All other corporate debt securities	34,331	33,908	33,908
Mortgage-backed, asset-backed and collateralized	21,510	21,601	21,601
Total fixed maturity securities	72,513	71,773	71,773
Equity securities and mutual funds:
Common stock:
Banks, trust and insurance companies	206	206	206
Industrial, miscellaneous and all other	73	73	73
Total common stock	279	279	279
Mutual funds	223	223	223
Total equity securities and mutual funds	502	502	502
Mortgage and other loans receivable, net of allowance	2,887	2,834	2,887
Other invested assets	6,834	6,696	6,696
Short-term investments, at cost (approximates fair value)	11,141	11,141	11,141
Derivative assets(b)	5	5	5
Total investments	$93,882	$92,951	$93,004
(a)Original cost of fixed maturities is reduced by repayments and adjusted for amortization of premiums or accretion of discounts.
(b)The balance is reported in Other assets.

176	AIG | 2025 Form 10-K

Condensed Financial Information of Registrant
Balance Sheets – Parent Company Only

		Schedule II
December 31,
(in millions)	2025	2024
Assets:
Short-term investments(a)	$5,792	$8,360
Retained investment in Corebridge using fair value option	1,512	3,810
Other investments	1,261	393
Total investments	8,565	12,563
Cash	8	4
Loans to subsidiaries(b)	231	—
Due from affiliates - net(b)	1,924	1,931
Intercompany tax receivable(b)	159	288
Deferred income taxes	3,396	3,380
Investment in consolidated subsidiaries(b)	38,171	35,312
Other assets	792	755
Total assets	$53,246	$54,233
Liabilities:
Due to affiliates(b)	$417	$1,031
Intercompany tax payable(b)	738	551
Notes and bonds payable	8,536	7,904
Junior subordinated debt	481	602
Series AIGFP matched notes and bonds payable	18	18
Loans from subsidiaries(b)	479	462
Other liabilities	1,438	1,144
Total liabilities	12,107	11,712
AIG Shareholders’ equity:
Common stock	4,766	4,766
Treasury stock	(71,199)	(65,573)
Additional paid-in capital	75,373	75,348
Retained earnings	37,186	35,079
Accumulated other comprehensive income	(4,987)	(7,099)
Total AIG shareholders’ equity	41,139	42,521
Total liabilities and equity	$53,246	$54,233
(a)Included restricted cash of $55 million at both December 31, 2025 and 2024.
(b)Eliminated in consolidation.
See accompanying Notes to Condensed Financial Information of Registrant.

AIG | 2025 Form 10-K	177

Condensed Financial Information of Registrant (Continued)
Statements of Income – Parent Company Only

			Schedule II
Years Ended December 31,
(in millions)	2025	2024	2023
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$727	$(957)	$(4,313)
Dividend income from consolidated subsidiaries(a)	1,992	4,631	7,312
Interest income	252	288	226
Net realized gains (losses)	14	(13)	(74)
Other income	277	606	5
Expenses:
Interest expense	408	468	525
Net (gain) loss on extinguishment of debt	(5)	14	(58)
Net (gain) loss on divestitures and other	(3)	1	5
Other expenses	151	949	778
Income (loss) from continuing operations before income tax benefit	2,711	3,123	1,906
Income tax expense (benefit)	(385)	85	(859)
Net income	3,096	3,038	2,765
Income (loss) from discontinued operations	—	(4,442)	878
Net income (loss) attributable to AIG Parent Company	$3,096	$(1,404)	$3,643
(a)Eliminated in consolidation.
See accompanying Notes to Condensed Financial Information of Registrant.

Condensed Financial Information of Registrant (Continued)
Statements of Comprehensive Income – Parent Company Only

		Schedule II
Years Ended December 31,
(in millions)	2025	2024	2023
Net income (loss)	$3,096	$(1,404)	$3,643
Other comprehensive income (loss) related to continued operations	2,112	132	1,240
Other comprehensive income (loss) related to discontinued operations	—	(945)	3,401
Corebridge deconsolidation	—	7,214	—
Total comprehensive income attributable to AIG	$5,208	$4,997	$8,284
See accompanying Notes to Condensed Financial Information of Registrant.

178	AIG | 2025 Form 10-K

Condensed Financial Information of Registrant (Continued)
Statements of Cash Flows – Parent Company Only

			Schedule II
Years Ended December 31,
(in millions)	2025	2024	2023
Net cash provided by (used in) operating activities	$2,083	$3,367	$4,309
Cash flows from investing activities:
Sales and maturities of investments	2,924	6,018	3,367
Purchase of investments	(1,303)	(353)	(2,070)
Net change in short-term investments	2,568	(523)	(4,393)
Contributions from (to) subsidiaries - net	312	(12)	(47)
Loans to subsidiaries - net	(239)	—	84
Other, net	28	278	1,025
Net cash provided by (used in) investing activities	4,290	5,408	(2,034)
Cash flows from financing activities:
Issuance of long-term debt	1,241	660	742
Repayments of long-term debt	(852)	(2,047)	(2,037)
Redemption of preferred stock	—	(485)	—
Dividends on preferred stock and preferred stock redemption premiums	—	(22)	(29)
Cash dividends paid on common stock	(976)	(1,002)	(997)
Loans from subsidiaries - net	—	—	(97)
Purchase of common stock	(5,836)	(6,652)	(2,961)
Other, net	54	822	3,108
Net cash provided by (used in) financing activities	(6,369)	(8,726)	(2,271)
Change in cash and restricted cash	4	49	4
Cash and restricted cash at beginning of year	59	10	6
Cash and restricted cash at end of year	$63	$59	$10

Supplementary disclosure of cash flow information:
	Years Ended December 31,
(in millions)	2025	2024	2023
Cash	$8	$4	$10
Restricted cash included in Short-term investments	55	55	—
Total cash and restricted cash shown in Statements of Cash Flows – Parent Company Only	$63	$59	$10

Cash (paid) received during the period for:
Interest:
Third party	$(382)	$(611)	$(455)
Intercompany	2	1	(3)
Taxes:
Income tax authorities	178	(231)	(109)
Intercompany	627	248	399
Intercompany non-cash financing and investing activities:
Capital contributions	312	371	861
Dividends received in the form of securities	—	—	314
See accompanying Notes to Condensed Financial Information of Registrant.

AIG | 2025 Form 10-K	179

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
American International Group, Inc.’s (the Registrant) investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto of American International Group, Inc. and subsidiaries included in the Registrant’s 2025 Annual Report on Form 10-K for the year ended December 31, 2025 (Annual Report on Form 10-K) filed with the Securities and Exchange Commission on February 12, 2026.
The Registrant includes in its Statement of Income dividends from its subsidiaries and equity in undistributed income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.
The five-year debt maturity schedule is incorporated by reference from Note 14 to the Consolidated Financial Statements.
On December 14, 2022, AIG announced that its wholly-owned subsidiary, AIG Financial Products Corp. (AIGFP), filed a voluntary petition to reorganize under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware and filed a proposed plan of reorganization. The reorganization will not have a material impact on the consolidated balance sheets of AIG or our respective businesses. AIGFP has no material operations or businesses and no employees. In conjunction with the bankruptcy filing, AIGFP and its consolidated subsidiaries were deconsolidated from the results of AIG, resulting in a pre-tax loss of $114 million for the year ended December 31, 2022, reported in Net gain (loss) on divestitures and other. The AIGFP loan receivable of $37.6 billion was reclassified to a third-party asset, which has a full allowance for credit losses. In addition, AIGFP and its subsidiaries were determined to be an unconsolidated variable interest entity.
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
Under the U.S. federal tax laws, AIGFP will continue to join in filing of AIG’s consolidated U.S. federal income tax return and AIGFP’s net operating losses continue to be available to offset taxable income of AIG’s consolidated U.S. federal income tax group. Accordingly, deferred tax assets related to AIGFP’s net operating losses remain part of AIG’s deferred tax assets as of December 31, 2025. No additional valuation allowance is required in connection with AIGFP’s reorganization.
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
For additional information, see Note 21 to the Consolidated Financial Statements.

180	AIG | 2025 Form 10-K

Supplementary Insurance Information

				Schedule III
At December 31, 2025, 2024

Segment (in millions)	Deferred Policy Acquisition Costs	Liability for Unpaid Losses and Loss Adjustment Expenses, Future Policy Benefits	Unearned Premiums	Policy and Contract Claims
2025
North America Commercial	$454	$39,171	$6,185	$—
International Commercial	582	18,208	6,313	—
Global Personal	1,069	7,908	5,350	—
Other Operations(a)	1	6,764	143	—
	$2,106	$72,051	$17,991	$—
2024
North America Commercial	$379	$39,619	$5,936	$—
International Commercial	718	16,208	5,773	—
Global Personal	1,063	7,899	5,340	—
Other Operations(a)	(95)	6,759	183	31
	$2,065	$70,485	$17,232	$31

For the years ended December 31, 2025, 2024, and 2023

Segment (in millions)	Premiums		Net Investment Income	Losses and Loss Expenses Incurred	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
2025
North America Commercial	$8,626	$	(b)	$5,466	$862	$1,154	$8,759
International Commercial	8,580		(b)	4,781	1,088	1,593	8,663
Global Personal	6,472		(b)	3,721	1,407	1,274	6,253
Other Operations(a)	73		782	194	14	1,032	(2)
	$23,751		$4,215	$14,162	$3,371	$5,053	$23,673
2024
North America Commercial	$8,172	$	(b)	$5,713	$824	$1,087	$8,452
International Commercial	8,145		(b)	4,463	1,018	1,437	8,364
Global Personal	7,140		(b)	3,862	1,571	1,565	7,086
Other Operations(a)	80		1,195	529	12	1,440	—
	$23,537		$4,255	$14,567	$3,425	$5,529	$23,902
2023
North America Commercial	$10,233	$	(b)	$6,323	$1,371	$1,184	$11,432
International Commercial	7,964		(b)	4,641	943	1,378	8,168
Global Personal	6,894		(b)	3,811	1,309	1,782	7,119
Other Operations(a)	473		424	618	148	1,055	487
	$25,564		$3,446	$15,393	$3,771	$5,399	$27,206
(a)Includes consolidation and elimination entries and reconciling items from adjusted pre-tax income to pre-tax income. See Note 3 to the Consolidated Financial Statements.
(b)North America Commercial, International Commercial and Global Personal does not include Net investment income as the investment portfolio results are managed at the General Insurance level. Net investment income for General Insurance were $3,433 million, $3,060 million and $3,022 million for the years ended December 31, 2025, 2024 and 2023, respectively.

AIG | 2025 Form 10-K	181

Reinsurance

					Schedule IV
For the years ended December 31, 2025, 2024, and 2023

(in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percent of Amount Assumed to Net
2025
Premiums earned:
Accident and health	$2,535	$108	$35	$2,462	1.4%
Property and liability	28,928	11,351	3,712	21,289	17.4
Total	$31,463	$11,459	$3,747	$23,751	15.8%
2024
Premiums earned:
Accident and health	$2,507	$104	$30	$2,433	1.2%
Property and liability	28,701	11,514	3,917	21,104	18.6
Total	$31,208	$11,618	$3,947	$23,537	16.8%
2023
Premiums earned:
Accident and health	$2,612	$107	$35	$2,540	1.4%
Property and liability	28,169	12,160	7,015	23,024	30.5
Total	$30,781	$12,267	$7,050	$25,564	27.6%
Valuation and Qualifying Accounts

				Schedule V
For the years ended December 31, 2025, 2024, and 2023

(in millions)	Balance, Beginning of year	Charged to Costs and Expenses	Write Offs	Other Changes(a)	Balance, End of year
2025
Allowance for premiums and insurances balances receivable	$127	$17	$(16)	$3	$131
Federal and foreign valuation allowance for deferred tax assets	1,650	(305)	—	(294)	1,051
2024
Allowance for premiums and insurances balances receivable	$138	$1	$(12)	$—	$127
Federal and foreign valuation allowance for deferred tax assets	1,745	(31)	—	(64)	1,650
2023
Allowance for premiums and insurances balances receivable	$168	$(7)	$(28)	$5	$138
Federal and foreign valuation allowance for deferred tax assets	2,594	(365)	—	(484)	1,745
(a)Includes recoveries of amounts previously charged off and reclassifications to/from other accounts.

182	AIG | 2025 Form 10-K