Form 10-Q
period 2026-03-31
AMERICAN INTERNATIONAL GROUP, INC.
filed 2026-05-01
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 24, 2026, there were 530,206,221 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

FORM 10-Q

AIG | First Quarter 2026 Form 10-Q	1

Part I – Financial Information
Item 1. | Financial Statements

American International Group, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	March 31, 2026	December 31, 2025
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $38 in 2026 and $37 in 2025 (amortized cost: 2026 - $71,936; 2025 - $71,772)	$70,528	$71,032
Other bond securities, at fair value	677	741
Equity securities, at fair value	1,616	502
Mortgage and other loans receivable, net of allowance for credit losses of $37,713 in 2026 and $37,747 in 2025	2,813	2,887
Other invested assets (portion measured at fair value: 2026 - $3,305; 2025 - $5,011)	7,015	6,696
Short-term investments, including restricted cash of $57 in 2026 and $55 in 2025 (portion measured at fair value: 2026 - $4,877; 2025 - $5,909)	8,196	11,141
Total investments	90,845	92,999
Cash	1,454	1,274
Accrued investment income	680	691
Premiums and other receivables, net of allowance for credit losses and disputes of $135 in 2026 and $131 in 2025	11,634	10,441
Reinsurance assets - Fortitude Re	3,056	3,167
Reinsurance assets - other, net of allowance for credit losses and disputes of $246 in 2026 and $248 in 2025	35,843	34,829
Deferred income tax assets	5,062	5,096
Deferred policy acquisition costs	2,128	2,106
Goodwill	3,418	3,435
Deposit accounting assets, net of allowance for credit losses of $49 in 2026 and $49 in 2025	2,740	2,443
Other assets, including restricted cash of $17 in 2026 and $16 in 2025 (portion measured at fair value: 2026 - $0; 2025 - $135)	4,683	4,773
Total assets	$161,543	$161,254
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2026 and $14 in 2025	$69,963	$70,666
Unearned premiums	18,921	17,991
Future policy benefits	1,289	1,385
Other policyholder funds	334	352
Fortitude Re funds withheld payable (portion measured at fair value: 2026 - $(85); 2025 - $(92))	2,960	3,038
Premiums and other related payables	6,476	5,448
Deposit accounting liabilities	3,612	3,295
Commissions and premium taxes payable	1,494	1,556
Current and deferred income tax liabilities	652	661
Other liabilities (portion measured at fair value: 2026 - $181; 2025 - $162)	6,257	6,509
Long-term debt	9,001	9,035
Debt of consolidated investment entities	155	156
Total liabilities	121,114	120,092
Contingencies, commitments and guarantees (See Note 12)
AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2026 - 1,906,671,492 and 2025 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2026 - 1,373,766,971 shares; 2025 - 1,368,489,324 shares of common stock	(71,647)	(71,199)
Additional paid-in capital	75,297	75,373
Retained earnings	37,704	37,186
Accumulated other comprehensive loss	(5,715)	(4,987)
Total AIG shareholders’ equity	40,405	41,139
Non-redeemable noncontrolling interests	24	23
Total equity	40,429	41,162
Total liabilities and equity	$161,543	$161,254
See accompanying Notes to Condensed Consolidated Financial Statements.

2	AIG | First Quarter 2026 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended March 31,
(dollars in millions, except per common share data)	2026	2025
Revenues:
Premiums	$6,072	$5,770
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	689	1,065
Net investment income - Fortitude Re funds withheld assets	23	40
Total net investment income	712	1,105
Net realized gains (losses):
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(132)	(60)
Net realized losses on Fortitude Re funds withheld assets	(13)	(2)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	10	(41)
Total net realized losses	(135)	(103)
Other income	1	11
Total revenues	6,650	6,783
Benefits, losses and expenses:
Losses and loss adjustment expenses incurred	3,475	3,794
Amortization of deferred policy acquisition costs	824	825
General operating and other expenses	1,137	1,115
Interest expense	100	92
Net (gain) loss on divestitures and other	127	(3)
Total benefits, losses and expenses	5,663	5,823
Income before income tax expense	987	960
Income tax expense	224	262
Net income	763	698
Less: Net income (loss) attributable to noncontrolling interests	—	—
Net income attributable to AIG common shareholders	$763	$698
Net Income per common share attributable to AIG common shareholders:
Basic	$1.42	$1.18
Diluted	$1.41	$1.16
Weighted average shares outstanding:
Basic	538,053,962	593,839,665
Diluted	542,160,956	599,240,046
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2026 Form 10-Q	3

American International Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
Net income	$763	$698
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	(1)	4
Change in unrealized appreciation (depreciation) of all other investments	(616)	425
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	4	6
Change in foreign currency translation adjustments	(121)	194
Change in retirement plan liabilities adjustment	6	7
Other comprehensive income (loss)	(728)	636
Comprehensive income	35	1,334
Less: Comprehensive income attributable to noncontrolling interests	—	1
Comprehensive income attributable to AIG	$35	$1,333
See accompanying Notes to Condensed Consolidated Financial Statements.

4	AIG | First Quarter 2026 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Equity (unaudited)

(in millions, except per share data)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Three Months Ended March 31, 2026
Balance, beginning of the year	$4,766	$(71,199)	$75,373	$37,186	$(4,987)	$41,139	$23	$41,162
Common stock issued under stock plans	—	76	(149)	—	—	(73)	—	(73)
Purchase of common stock	—	(524)	—	—	—	(524)	—	(524)
Net income attributable to AIG or noncontrolling interests	—	—	—	763	—	763	—	763
Dividends on common stock ($0.45 per share)	—	—	—	(241)	—	(241)	—	(241)
Other comprehensive loss	—	—	—	—	(728)	(728)	—	(728)
Other	—	—	73	(4)	—	69	1	70
Balance, end of period	$4,766	$(71,647)	$75,297	$37,704	$(5,715)	$40,405	$24	$40,429

Three Months Ended March 31, 2025
Balance, beginning of year	$4,766	$(65,573)	$75,348	$35,079	$(7,099)	$42,521	$29	$42,550
Cumulative effect of change in accounting principle, net of tax
Common stock issued under stock plans	—	161	(168)	—	—	(7)	—	(7)
Purchase of common stock	—	(2,251)	—	—	—	(2,251)	—	(2,251)
Net income attributable to AIG or noncontrolling interests	—	—	—	698	—	698	—	698
Dividends on common stock ($0.40 per share)	—	—	—	(234)	—	(234)	—	(234)
Other comprehensive income	—	—	—	—	635	635	1	636
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other	—	1	71	(3)	—	69	(1)	68
Balance, end of period	$4,766	$(67,662)	$75,251	$35,540	$(6,464)	$41,431	$28	$41,459
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2026 Form 10-Q	5

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$763	$698
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net losses on sales of securities available for sale and other assets	121	260
Net (gain) loss on divestitures and other	127	(3)
Unrealized (gains) losses in earnings - net	249	(317)
Equity in income from equity method investments, net of dividends or distributions	—	(3)
Depreciation and other amortization	849	866
Impairments of assets	4	—
Changes in operating assets and liabilities:
Insurance reserves	553	(319)
Premiums and other receivables and payables - net	(282)	392
Reinsurance assets, net	(1,032)	(537)
Capitalization of deferred policy acquisition costs	(895)	(761)
Current and deferred income taxes - net	128	165
Other, net	(430)	(497)
Total adjustments	(608)	(754)
Net cash provided by (used in) operating activities	155	(56)
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	3,781	4,762
Other securities	115	18
Other invested assets	1,194	316
Maturities of fixed maturity securities available for sale	2,881	2,060
Principal payments received on and sales of mortgage and other loans receivable	119	254
Purchases of:
Available for sale securities	(7,061)	(7,951)
Other securities	(674)	(40)
Other invested assets	(2,332)	(256)
Mortgage and other loans receivable	(70)	(75)
Net change in short-term investments	2,947	3,877
Other, net	(67)	(214)
Net cash provided by investing activities	833	2,751
Cash flows from financing activities:
Proceeds from (payments for)
Repayments of long-term debt	(7)	(247)
Repayments of debt of consolidated investment entities	(1)	(1)
Purchase of common stock	(508)	(2,229)
Dividends on common stock	(241)	(234)
Other, net	(42)	34
Net cash used in financing activities	(799)	(2,677)
Effect of exchange rate changes on cash and restricted cash	(6)	18
Net increase in cash and restricted cash	183	36
Cash and restricted cash at beginning of year	1,345	1,372
Cash and restricted cash at end of period	$1,528	$1,408

6	AIG | First Quarter 2026 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)(continued)
Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Three Months Ended March 31,
(in millions)	2026	2025
Cash	$1,454	$1,393
Restricted cash included in Short-term investments*	57	2
Restricted cash included in Other assets*	17	13
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$1,528	$1,408
Cash paid during the period for:
Interest	$67	$72
Taxes	$96	$96
Non-cash investing activities:
Fixed maturity securities and other invested assets transferred in connection with reinsurance transactions	$—	$(17)
*Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to real estate.
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2026 Form 10-Q	7

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
These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) and should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the 2025 Annual Report). The condensed consolidated financial information as of December 31, 2025 included herein has been derived from the audited Consolidated Financial Statements in the 2025 Annual Report.
In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein. Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2026 and prior to the issuance of these Condensed Consolidated Financial Statements. There were no significant subsequent events that required disclosure.
STRATEGIC INVESTMENTS
On February 6, 2026, AIG closed its previously announced acquisitions of (i) a 35 percent equity interest in Convex Group Limited (Convex), a global specialty insurer, for $2.1 billion and (ii) a 9.9 percent ownership stake in Onex Corporation (Onex), a global asset manager, for $642 million. AIG reflects its interest in Convex as an equity method investment in Other invested assets. The difference between the purchase price and the value of the underlying net assets acquired is primarily comprised of intangible assets and other basis differences of approximately $450 million and goodwill of approximately $550 million. AIG records its proportionate share of Convex’s net income less amortization of the basis differences described above as a component of Net investment income reported in General Insurance.
On December 23, 2025, AIG entered into a whole account quota share agreement with Convex to reinsure 7.5 percent, 10.0 percent and 12.5 percent of Convex’s underwriting portfolio beginning in 2026, 2027 and 2028, respectively. The quota share agreement became effective starting on January 1, 2026.
SALE OF ASSETS
Corebridge
On February 17, 2026, Corebridge Financial, Inc. (Corebridge) purchased 24.7 million shares of Corebridge common stock from AIG at a per share purchase price of $30.42 with aggregate proceeds to AIG Parent of $750 million. On March 23, 2026, in light of the reduction in AIG’s ownership interest in Corebridge, the two remaining AIG designees resigned from Corebridge's board of directors.
As of March 31, 2026, AIG held 5.6 percent of the outstanding common stock of Corebridge and we concluded that we no longer have the ability to exert significant influence over Corebridge. AIG's remaining interest in Corebridge changed from being recognized as an equity method investment in Other invested assets to an equity security, at fair value on our Condensed Consolidated Balance Sheets. AIG continues to use Corebridge’s stock price as its fair value for reporting purposes. Dividends received from Corebridge and changes in its stock price continue to be recognized in Net investment income.

8	AIG | First Quarter 2026 Form 10-Q

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
OUT OF PERIOD ADJUSTMENTS - THREE MONTHS ENDED MARCH 31, 2025
During the three months ended March 31, 2025, we recorded out of period adjustments relating to prior years that increased Net income attributable to AIG common shareholders by $51 million and increased Income before income tax expense by $140 million. The out of period adjustments were primarily related to the recognition of gains on intercompany investment transactions and the settlement of derivative and collateral transactions. We evaluated the aggregate impact of these out of period adjustments and concluded they were not material to any previously issued interim and annual Consolidated Financial Statements and that the adjustments were not material to AIG’s Consolidated Financial Statements for the year ended December 31, 2025. Had these adjustments, which were determined not to be material, been recorded in their appropriate periods, Income before income tax expense for the year ended December 31, 2024 would have decreased by $79 million and would have increased for the years ended December 31, 2023 and 2022 by $34 million and $42 million (and all prior years by $143 million), respectively. Had these adjustments, which were determined not to be material, been recorded in their appropriate periods, Net income attributable to AIG common shareholders for the year ended December 31, 2024 would have decreased by $68 million and would have increased for the years ended December 31, 2023 and 2022 by $19 million and $23 million (and all prior years by $77 million), respectively.

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

AIG | First Quarter 2026 Form 10-Q	9

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

3. Segment Information
AIG has three reportable segments: North America Commercial, International Commercial and Global Personal. Our Chief Executive Officer and Chief Financial Officer are our chief operating decision makers (CODMs) and use Underwriting income (loss) to benchmark and assess AIG's performance by segment and establish management’s compensation. Our general insurance business (General Insurance) consists of our three segments and the Net investment income and Amortization of intangible assets including renewal rights related to our insurance operations.
In the first quarter of 2026, AIG realigned and began reporting Amortization of intangible assets in General Insurance from Other Operations; historical results have been recast to reflect these changes.
NORTH AMERICA COMMERCIAL
The North America Commercial segment consists of insurance businesses and operations in the United States, Canada and Bermuda.
INTERNATIONAL COMMERCIAL
The International Commercial segment consists of insurance businesses and operations in Europe, Middle East and Africa (EMEA region), the United Kingdom, Japan, Asia Pacific, Latin America and Caribbean, and China. The International Commercial segment also includes the results of Talbot Holdings Ltd. (Talbot) as well as AIG’s Global Specialty business.
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

10	AIG | First Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

The following table presents AIG’s operations by segment:

Three Months Ended March 31, 2026
(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Pre-tax Income (Loss)
North America Commercial	$1,605	$2,253	$1,421	$213	$68	$224	$327
International Commercial	2,450	2,187	1,246	278	85	300	278
Global Personal	1,544	1,612	842	327	80	194	169
Total General Insurance(c)	$5,599	$6,052	$3,509	$818	$233	$718	$774	$864	$1,628
Interest expense								—	(100)
Other Operations								52	(25)
Elimination and consolidations								(1)	—
Total								915	1,503
Reconciling items:
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares								(237)	(237)
Other income (expense) - net								2	—
Net investment income on Fortitude Re funds withheld assets								23	23
Net realized losses on Fortitude Re funds withheld assets								—	(13)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative								—	10
Net realized losses(d)								—	(136)
Net gain (loss) on divestitures and other(e)								—	(127)
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	8
Net loss reserve discount benefit (charge)								—	48
Net results of businesses in run-off(f)								9	(5)
Non-operating pension expenses								—	1
Integration and transaction costs associated with acquiring or divesting businesses								—	(7)
Restructuring and other costs								—	(76)
Non-recurring costs related to regulatory or accounting changes								—	(5)
Total AIG Consolidated								$712	$987

Three Months Ended March 31, 2025
(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Pre-tax Income (Loss)
North America Commercial	$1,174	$2,124	$1,526	$227	$47	$195	$129
International Commercial	2,027	2,051	1,178	245	94	294	240
Global Personal	1,325	1,594	1,062	353	91	214	(126)
Total General Insurance(c)	$4,526	$5,769	$3,766	$825	$232	$703	$243	$736	$975
Interest expense								—	(91)
Other Operations								108	25
Elimination and consolidations								1	—
Total								845	909
Reconciling items:
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares								217	217
Net investment income on Fortitude Re funds withheld assets								40	40
Net realized losses on Fortitude Re funds withheld assets								—	(2)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative								—	(41)
Net realized losses(d)								(2)	(66)
Net gain (loss) on divestitures and other								—	3
Non-operating litigation reserves and settlements								—	11
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	(9)
Net loss reserve discount benefit (charge)								—	(17)
Net results of businesses in run-off(f)								5	5
Non-operating pension expenses								—	(5)
Integration and transaction costs associated with acquiring or divesting businesses								—	(5)
Restructuring and other costs								—	(76)
Non-recurring costs related to regulatory or accounting changes								—	(4)
Total AIG Consolidated								$1,105	$960

AIG | First Quarter 2026 Form 10-Q	11

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

(a)These represent our significant expense categories of which amounts align with the segment-level information that is regularly provided to the CODMs.
(b)General operating expenses are primarily comprised of employee compensation and benefits, as well as professional fees.
(c)Amortization of intangible assets including renewal rights was $10 million and $4 million for the three months ended March 31, 2026 and 2025, respectively.
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
(e)In the three months ended March 31, 2026, Net gain (loss) on divestitures and other primarily relates to a change in estimate for earn-out considerations associated with the dispositions of Validus Reinsurance, Ltd. and global personal travel and assistance business.
(f)In the third quarter of 2025, AIG began excluding the net results of run-off businesses previously reported in General Insurance from Adjusted pre-tax income.

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

March 31, 2026	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$450	$1,866	$—	$—	$—	$2,316
Obligations of states, municipalities and political subdivisions	—	2,692	4	—	—	2,696
Non-U.S. governments	109	6,175	7	—	—	6,291
Corporate debt	—	37,717	85	—	—	37,802
RMBS	—	9,586	1,486	—	—	11,072
CMBS	—	4,611	25	—	—	4,636
CLO/ABS	—	4,032	1,683	—	—	5,715
Total bonds available for sale	559	66,679	3,290	—	—	70,528
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	50	—	—	—	50
Non-U.S. governments	—	21	—	—	—	21
Corporate debt	—	204	—	—	—	204
RMBS	—	43	50	—	—	93
CMBS	—	42	—	—	—	42
CLO/ABS	—	150	117	—	—	267
Total other bond securities	—	510	167	—	—	677

12	AIG | First Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

March 31, 2026	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Equity securities(b)	1,559	3	54	—	—	1,616
Other invested assets(c)	—	137	93	—	—	230
Derivative assets(d)	—	314	25	(143)	(196)	—
Short-term investments	3,253	1,624	—	—	—	4,877
Total	$5,371	$69,267	$3,629	$(143)	$(196)	$77,928
Liabilities:
Derivative liabilities(d)	$—	$387	$25	$(143)	$(175)	$94
Fortitude Re funds withheld payable	—	—	(85)	—	—	(85)
Other liabilities(d)	13	—	74	—	—	87
Total	$13	$387	$14	$(143)	$(175)	$96

December 31, 2025	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$209	$3,089	$—	$—	$—	$3,298
Obligations of states, municipalities and political subdivisions	—	2,771	4	—	—	2,775
Non-U.S. governments	66	6,427	23	—	—	6,516
Corporate debt	—	37,122	113	—	—	37,235
RMBS	—	8,622	1,546	—	—	10,168
CMBS	—	4,592	24	—	—	4,616
CLO/ABS	—	4,683	1,741	—	—	6,424
Total bonds available for sale	275	67,306	3,451	—	—	71,032
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	51	—	—	—	51
Non-U.S. governments	—	23	—	—	—	23
Corporate debt	—	274	—	—	—	274
RMBS	—	46	51	—	—	97
CMBS	—	42	—	—	—	42
CLO/ABS	—	135	119	—	—	254
Total other bond securities	—	571	170	—	—	741
Equity securities(b)	446	1	55	—	—	502
Other invested assets (c)	1,512	143	92	—	—	1,747
Derivative assets(d)	—	312	26	(164)	(169)	5
Short-term investments	4,106	1,803	—	—	—	5,909
Other assets(d)	—	—	130	—	—	130
Total	$6,339	$70,136	$3,924	$(164)	$(169)	$80,066
Liabilities:
Derivative liabilities(d)	$—	$439	$26	$(164)	$(212)	$89
Fortitude Re funds withheld payable	—	—	(92)	—	—	(92)
Other liabilities(d)	—	—	73	—	—	73
Total	$—	$439	$7	$(164)	$(212)	$70
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)As of March 31, 2026, includes AIG's ownership interests in Corebridge and Onex of $607 million and $548 million, respectively.
(c)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $3.1 billion and $3.3 billion as of March 31, 2026 and December 31, 2025, respectively. As of December 31, 2025, includes AIG's ownership interest in Corebridge of $1.5 billion on which AIG elected the fair value option.
(d)Presented as part of Other assets and Other liabilities on the Condensed Consolidated Balance Sheets.

AIG | First Quarter 2026 Form 10-Q	13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements
CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three months ended March 31, 2026 and 2025 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at March 31, 2026 and 2025:

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended March 31, 2026
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$4	$—	$—	$—	$—	$—	$—	$4	$—	$—
Non-U.S. governments	23	1	—	(3)	—	(14)	—	7	—	—
Corporate debt	113	—	(2)	(1)	1	(26)	—	85	—	6
RMBS	1,546	6	(37)	(37)	8	—	—	1,486	—	17
CMBS	24	—	—	(4)	5	—	—	25	—	—
CLO/ABS	1,741	1	(1)	(58)	—	—	—	1,683	—	10
Total bonds available for sale	3,451	8	(40)	(103)	14	(40)	—	3,290	—	33
Other bond securities:
RMBS	51	—	—	(1)	—	—	—	50	1	—
CLO/ABS	119	—	—	(2)	—	—	—	117	3	—
Total other bond securities	170	—	—	(3)	—	—	—	167	4	—
Equity securities	55	(3)	—	2	—	—	—	54	—	—
Other invested assets	92	1	—	—	—	—	—	93	1	—
Other assets	130	—	—	—	—	—	(130)	—	—	—
Total	$3,898	$6	$(40)	$(104)	$14	$(40)	$(130)	$3,604	$5	$33

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Fortitude Re funds withheld payable	$(92)	$(10)	$—	$17	$—	$—	$—	$(85)	$17	$—
Other Liabilities	73	1	—	—	—	—	—	74	—	—
Total	$(19)	$(9)	$—	$17	$—	$—	$—	$(11)	$17	$—

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Three Months Ended March 31, 2025
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$3	$—	$—	$—	$—	$—	$3	$—	$—
Non-U.S. governments	7	—	—	—	—	—	7	—	—
Corporate debt	240	(9)	10	(125)	—	(1)	115	—	9
RMBS	1,894	7	33	(57)	3	(224)	1,656	—	17
CMBS	26	—	—	(4)	4	—	26	—	—
CLO/ABS	840	1	1	79	—	(6)	915	—	1
Total bonds available for sale	3,010	(1)	44	(107)	7	(231)	2,722	—	27
Other bond securities:
Corporate debt	1	—	—	—	—	—	1	—	—
RMBS	50	1	—	(1)	—	—	50	1	—
CLO/ABS	113	3	—	(4)	31	(23)	120	3	—
Total other bond securities	164	4	—	(5)	31	(23)	171	4	—

14	AIG | First Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Equity securities	15	1	—	10	9	—	35	—	—
Other invested assets	163	—	—	(24)	—	(63)	76	—	—
Other assets	129	—	—	—	—	—	129	—	—
Total	$3,481	$4	$44	$(126)	$47	$(317)	$3,133	$4	$27

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income	Other Comprehensive (Income) Loss	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss) for Recurring Level 3 Instruments Held at End of Period
Liabilities:
Fortitude Re funds withheld payable	$(128)	$41	$—	$8	$—	$—	$(79)	$(2)	$—
Other liabilities	100	—	—	—	—	—	100	—	—
Total	$(28)	$41	$—	$8	$—	$—	$21	$(2)	$—
Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

(in millions)	Net Investment Income	Net Realized Gains (Losses)	Total
Three Months Ended March 31, 2026
Assets:
Bonds available for sale	$7	$1	$8
Equity securities	(3)	—	(3)
Other invested assets	1	—	1
Three Months Ended March 31, 2025
Assets:
Bonds available for sale	$8	$(9)	$(1)
Other bond securities	4	—	4
Equity securities	1	—	1

(in millions)	Net Investment Income	Net Realized (Gains) Losses	Total
Three Months Ended March 31, 2026
Liabilities:
Fortitude Re funds withheld payable	$—	$(10)	$(10)
Other Liabilities	—	1	1
Three Months Ended March 31, 2025
Liabilities:
Fortitude Re funds withheld payable	$—	$41	$41
The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three months ended March 31, 2026 and 2025 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
Three Months Ended March 31, 2026
Assets:
Bonds available for sale:
Non-U.S. governments	$3	$(3)	$(3)	$(3)
Corporate debt	4	(5)	—	(1)
RMBS	9	—	(46)	(37)
CMBS	—	(2)	(2)	(4)

AIG | First Quarter 2026 Form 10-Q	15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

(in millions)	Purchases	Sales	Issuances and Settlements(a)	Purchases, Sales, Issuances and Settlements, Net(a)
CLO/ABS	127	(27)	(158)	(58)
Total bonds available for sale	143	(37)	(209)	(103)
Other bond securities:
RMBS	—	—	(1)	(1)
CLO/ABS	—	—	(2)	(2)
Total other bond securities	—	—	(3)	(3)
Equity securities	16	(14)	—	2
Other invested assets	1	—	(1)	—
Total	$160	$(51)	$(213)	$(104)
Liabilities:
Fortitude Re funds withheld payable	$—	$—	$17	$17
Total	$—	$—	$17	$17
Three Months Ended March 31, 2025
Assets:
Bonds available for sale:
Corporate Debt	$3	$(4)	$(124)	$(125)
RMBS	—	(3)	(54)	(57)
CMBS	—	(4)	—	(4)
CLO/ABS	146	(37)	(30)	79
Total bonds available for sale	149	(48)	(208)	(107)
Other bond securities:
RMBS	—	—	(1)	(1)
CLO/ABS	—	—	(4)	(4)
Total other bond securities	—	—	(5)	(5)
Equity securities	14	(4)	—	10
Other invested assets	—	—	(24)	(24)
Total	$163	$(52)	$(237)	$(126)
Liabilities:
Fortitude Re funds withheld payable	$—	$—	$8	$8
Total	$—	$—	$8	$8
(a)There were no issuances during the three months ended March 31, 2026 and 2025.
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2026 and 2025 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) (OCI) as shown in the table above excludes $0 million and $2 million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three months ended March 31, 2026 and 2025, respectively, and includes $1 million and $5 million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three months ended March 31, 2026 and 2025, respectively.
Transfers of Level 3 Assets
During the three months ended March 31, 2026 and 2025, transfers into Level 3 assets included investments in private placement corporate debt, commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS), collateralized loan obligations (CLO)/asset backed securities (ABS) and equity securities. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in CMBS, RMBS, CLO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.
During the three months ended March 31, 2026 and 2025, transfers out of Level 3 assets primarily included investments in private placement corporate debt, RMBS, CLO/ABS and other invested assets. Transfers of private placement corporate debt out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt out of Level 3 assets were primarily the result

16	AIG | First Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements
of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
Transfers of Level 3 Liabilities
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three months ended March 31, 2026 and 2025.
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

(in millions)	Fair Value at March 31, 2026	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$2	Discounted cash flow	Yield	5.33% - 5.33% (5.33%)
RMBS(a)	1,135	Discounted cash flow	Constant prepayment rate	3.95% - 7.19% (5.57%)
			Loss severity	37.41% - 64.98% (51.19%)
			Constant default rate	0.49% - 1.87% (1.18%)
			Yield	5.46% - 6.73% (6.10%)
CLO/ABS(a)	1,197	Discounted cash flow	Yield	4.40% - 5.82% (5.11%)
CMBS	25	Discounted cash flow	Yield	3.81% - 11.75% (6.16%)

(in millions)	Fair Value at December 31, 2025	Valuation Technique	Unobservable Input(b)	Range (Weighted Average)(c)
Assets:
Obligations of states, municipalities and political subdivisions	$2	Discounted cash flow	Yield	5.27% - 5.27% (5.27%)
RMBS(a)	1,165	Discounted cash flow	Constant prepayment rate	4.09% - 7.47% (5.78%)
			Loss severity	39.29% - 79.56% (59.42%)
			Constant default rate	0.51% - 1.94% (1.22%)
			Yield	5.25% - 6.30% (5.77%)
CLO/ABS(a)	1,321	Discounted cash flow	Yield	0.07% - 13.26% (6.48%)
CMBS	24	Discounted cash flow	Yield	4.95% - 4.95% (4.95%)
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

AIG | First Quarter 2026 Form 10-Q	17

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

		March 31, 2026		December 31, 2025
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,123	$422	$1,142	$450
Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	417	61	496	67
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	89	30	87	31
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	174	10	172	11
Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	79	51	92	54
Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi- strategy, and other strategies	1,063	601	1,101	653
Total private equity funds		2,945	1,175	3,090	1,266
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	10	—	10	—
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	110	—	155	—
Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	10	—	9	—
Total hedge funds		130	—	174	—
Total		$3,075	$1,175	$3,264	$1,266
Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one-year or two-year increments.

18	AIG | First Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements
FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Three Months Ended March 31,	Gain (Loss)
(in millions)	2026	2025
Other bond securities(a)	$(3)	$11
Alternative investments(b)	(8)	24
Retained investment in Corebridge(c)	(154)	209
Total gain (loss)	$(165)	$244
(a)Includes certain securities supporting the funds withheld arrangements with Fortitude Re. For additional information regarding the gains and losses for Other bond securities, see Note 5. For additional information regarding the funds withheld arrangements with Fortitude Re, see Note 7.
(b)Includes certain hedge funds, private equity funds and real estate investments.
(c)Represents the impact of changes in Corebridge stock price on the value of AIG's ownership interest in Corebridge and gain/loss on sale of shares through March 31, 2026. At March 31, 2026, AIG's remaining interest in Corebridge changed from being recognized as an equity method investment in Other invested assets to an equity security, at fair value. For additional information, see Note 1.
FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2026
Assets:
Mortgage and other loans receivable	$—	$307	$2,443	$2,750	$2,813
Other invested assets	—	480	12	492	492
Short-term investments	—	3,319	—	3,319	3,319
Cash	1,454	—	—	1,454	1,454
Other assets	17	—	—	17	17
Liabilities:
Fortitude Re funds withheld payable	—	—	3,045	3,045	3,045
Long-term debt	—	8,461	—	8,461	9,001
Debt of consolidated investment entities	—	—	155	155	155

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets:
Mortgage and other loans receivable	$—	$334	$2,500	$2,834	$2,887
Other invested assets	—	480	13	493	493
Short-term investments	—	5,232	—	5,232	5,232
Cash	1,274	—	—	1,274	1,274
Other assets	16	—	—	16	16
Liabilities:
Fortitude Re funds withheld payable	—	—	3,130	3,130	3,130
Long-term debt	—	8,702	—	8,702	9,035
Debt of consolidated investment entities	—	—	156	156	156

AIG | First Quarter 2026 Form 10-Q	19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

5. Investments
SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost and fair value of our available for sale securities:

(in millions)	Amortized Cost	Allowance for Credit Losses(a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
Bonds available for sale:
U.S. government and government sponsored entities	$2,385	$—	$19	$(88)	$2,316
Obligations of states, municipalities and political subdivisions	2,694	—	54	(52)	2,696
Non-U.S. governments	6,633	—	53	(395)	6,291
Corporate debt	38,737	(32)	318	(1,221)	37,802
Mortgage-backed, asset-backed and collateralized:
RMBS	11,150	(5)	231	(304)	11,072
CMBS	4,626	(1)	50	(39)	4,636
CLO/ABS	5,711	—	25	(21)	5,715
Total mortgage-backed, asset-backed and collateralized	21,487	(6)	306	(364)	21,423
Total bonds available for sale(b)	$71,936	$(38)	$750	$(2,120)	$70,528
December 31, 2025
Bonds available for sale:
U.S. government and government sponsored entities	$3,353	$—	$31	$(86)	$3,298
Obligations of states, municipalities and political subdivisions	2,757	—	71	(53)	2,775
Non-U.S. governments	6,799	(1)	86	(368)	6,516
Corporate debt	37,746	(31)	576	(1,056)	37,235
Mortgage-backed, asset-backed and collateralized:
RMBS	10,137	(4)	294	(259)	10,168
CMBS	4,585	—	67	(36)	4,616
CLO/ABS	6,395	(1)	53	(23)	6,424
Total mortgage-backed, asset-backed and collateralized	21,117	(5)	414	(318)	21,208
Total bonds available for sale(b)	$71,772	$(37)	$1,178	$(1,881)	$71,032
(a)Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(b)At March 31, 2026 and December 31, 2025, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $5.7 billion or 8 percent and $5.9 billion or 8 percent, respectively.

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

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2026
Bonds available for sale:
U.S. government and government sponsored entities	$645	$8	$305	$80	$950	$88
Obligations of states, municipalities and political subdivisions	283	5	541	47	824	52
Non-U.S. governments	2,147	46	1,503	349	3,650	395
Corporate debt	13,598	279	7,786	938	21,384	1,217
RMBS	3,376	33	1,645	255	5,021	288
CMBS	1,283	12	529	24	1,812	36
CLO/ABS	2,429	14	180	7	2,609	21
Total bonds available for sale	$23,761	$397	$12,489	$1,700	$36,250	$2,097

20	AIG | First Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2025
Bonds available for sale:
U.S. government and government sponsored entities	$167	$8	$322	$78	$489	$86
Obligations of states, municipalities and political subdivisions	232	8	515	45	747	53
Non-U.S. governments	1,524	33	1,347	336	2,871	369
Corporate debt	6,031	125	8,165	927	14,196	1,052
RMBS	769	8	1,764	241	2,533	249
CMBS	580	6	523	30	1,103	36
CLO/ABS	883	5	232	18	1,115	23
Total bonds available for sale	$10,186	$193	$12,868	$1,675	$23,054	$1,868
At March 31, 2026, we held 10,977 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 4,249 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2025, we held 7,526 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 4,065 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at March 31, 2026 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available for Sale
The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

March 31, 2026	Total Fixed Maturity Securities Available for Sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
Due in one year or less	$3,911	$3,892
Due after one year through five years	23,182	23,055
Due after five years through ten years	16,184	15,914
Due after ten years	7,140	6,244
Mortgage-backed, asset-backed and collateralized	21,481	21,423
Total	$71,898	$70,528
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.
The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended March 31,
	2026		2025
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Fixed maturity securities	$20	$150	$16	$278
For the three months ended March 31, 2026 and 2025, the aggregate fair value of available for sale securities sold was $3.8 billion and $4.8 billion, respectively, which resulted in net realized gains (losses) of $(130) million and $(262) million, respectively. Included within the net realized gains (losses) are $(15) million and $(7) million of net realized gains (losses) for the three months ended March 31, 2026 and 2025, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains (losses) are included in Net realized gains (losses) on Fortitude Re funds withheld assets.

AIG | First Quarter 2026 Form 10-Q	21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

(in millions)	March 31, 2026		December 31, 2025
	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
Obligations of states, municipalities and political subdivisions	$50	2%	$51	4%
Non-U.S. governments	21	1	23	2
Corporate debt	204	9	274	22
Mortgage-backed, asset-backed and collateralized:
RMBS	93	4	97	8
CMBS	42	2	42	3
CLO/ABS and other collateralized securities	267	12	254	20
Total mortgage-backed, asset-backed and collateralized	402	18	393	31
Total fixed maturity securities	677	30	741	59
Equity securities*	1,616	70	502	41
Total	$2,293	100%	$1,243	100%
*At March 31, 2026, includes AIG’s interest in Onex of $548 million that is restricted from sale or transfer until February 6, 2029, except in the event of a change in control at Onex. Also includes AIG's remaining interest in Corebridge of $607 million that changed following loss of significant influence from an equity method investment recorded in Other invested assets to an equity security, at fair value.
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	March 31, 2026	December 31, 2025
Alternative investments(a)	$3,227	$3,456
Retained investment in Corebridge using fair value option(b)	—	1,512
Investment in Convex	2,155	—
All other investments(c)	1,633	1,728
Total	$7,015	$6,696
(a)At March 31, 2026, includes hedge funds of $130 million and private equity funds of $2.9 billion. At December 31, 2025, included hedge funds of $175 million and private equity funds of $3.0 billion. Private equity funds investments include limited partnerships, direct equities and real estate partnerships. Also includes investments in real estate, net of accumulated depreciation. At March 31, 2026 and December 31, 2025, the accumulated depreciation was $143 million and $142 million, respectively.
(b)At March 31, 2026, AIG's remaining interest in Corebridge changed from being recognized as an equity method investment in Other invested assets to an equity security, at fair value.
(c)All other investments include bank deposits with a maturity greater than one year and investments in joint ventures with strategic partners, including $254 million and $300 million in DaVinciRe Holdings Ltd, Class D, which is recorded as a measurement alternative equity security at March 31, 2026 and December 31, 2025, respectively.
NET INVESTMENT INCOME
The following table presents the components of Net investment income:

Three Months Ended March 31,	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$895	$20	$915	$790	$22	$812
Other fixed maturity securities	(1)	(3)	(4)	—	11	11
Equity securities	(77)	—	(77)	9	—	9
Interest on mortgage and other loans	33	5	38	44	7	51
Alternative investments(a)	8	—	8	43	—	43
Other investments(b)	(129)	1	(128)	217	—	217
Total investment income	729	23	752	1,103	40	1,143
Investment expenses	40	—	40	38	—	38
Net investment income	$689	$23	$712	$1,065	$40	$1,105

22	AIG | First Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

(a)Includes income from hedge funds, private equity funds and real estate investments. Hedge funds are generally reported on a one-month lag. Private equity funds are generally reported on a one-quarter lag.
(b)Includes AIG's share of Convex’s net income less amortization of intangible asset basis differences. Additionally, includes dividends received from Corebridge, changes in the fair value of AIG's investment in Corebridge and gain/loss on sale of shares of $6 million and $(154) million, respectively, for the three months ended March 31, 2026 and $31 million and $209 million, respectively, for the three months ended March 31, 2025.
NET REALIZED GAINS AND LOSSES
The following table presents the components of Net realized gains (losses):

Three Months Ended March 31,	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(115)	$(15)	$(130)	$(255)	$(7)	$(262)
Change in allowance for credit losses on fixed maturity securities	(2)	1	(1)	8	—	8
Change in allowance for credit losses on loans	33	1	34	5	4	9
Foreign exchange transactions	(19)	(3)	(22)	220	6	226
All other derivatives and hedge accounting	2	4	6	(28)	(6)	(34)
Sales of alternative investments	22	—	22	—	—	—
Other	(53)	(1)	(54)	(10)	1	(9)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(132)	(13)	(145)	(60)	(2)	(62)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	10	10	—	(41)	(41)
Net realized losses	$(132)	$(3)	$(135)	$(60)	$(43)	$(103)
CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

Three Months Ended March 31,
(in millions)	2026	2025
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(667)	$322
Other investments	(38)	—
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$(705)	$322
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other investments still held at the reporting date:

Three Months Ended March 31,	2026			2025
(in millions)	Equities	Other Invested Assets*	Total	Equities	Other Invested Assets*	Total
Net gains (losses) recognized during the period on equity securities and other investments	$(83)	$(158)	$(241)	$9	$233	$242
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	17	(11)	6	13	(1)	12
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(100)	$(147)	$(247)	$(4)	$234	$230
*Includes unrealized gains (losses) on changes in the fair value of AIG's investment in Corebridge and gain/loss on sale of shares of $(154) million and $209 million in the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, AIG's remaining interest in Corebridge changed from being recognized as an equity method investment in Other invested assets to an equity security, at fair value. For additional information, see Note 1.
EVALUATING INVESTMENTS FOR AN ALLOWANCE FOR CREDIT LOSSES AND IMPAIRMENTS
For a discussion of our policy for evaluating investments for an allowance for credit losses, see Note 6 to the Consolidated Financial Statements in the 2025 Annual Report.

AIG | First Quarter 2026 Form 10-Q	23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Three Months Ended March 31,	2026			2025
(in millions)	Structured	Non- Structured	Total	Structured	Non- Structured	Total
Balance, beginning of year	$5	$32	$37	$10	$28	$38
Additions:
Securities for which allowance for credit losses was not previously recorded	2	4	6	—	2	2
Reductions:
Securities sold during the period	(1)	(2)	(3)	—	(4)	(4)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	—	(2)	(2)	1	1	2
Write-offs charged against the allowance	—	—	—	—	(8)	(8)
Balance, end of period	$6	$32	$38	$11	$19	$30
Purchased Credit Deteriorated Securities
We purchase certain RMBS that have experienced more-than-insignificant deterioration in credit quality since origination. These are referred to as purchased credit deteriorated (PCD) assets. At the time of purchase an allowance is recognized for these PCD assets by adding it to the purchase price to arrive at the initial amortized cost. There is no credit loss expense recognized upon acquisition of a PCD asset. When determining the initial allowance for credit losses, management considers the historical performance of underlying assets and available market information as well as bond-specific structural considerations, such as credit enhancement and the priority of payment structure of the security. In addition, the process of estimating future cash flows includes, but is not limited to, the following critical inputs:
•Current delinquency rates;
•Expected default rates and the timing of such defaults;
•Loss severity and the timing of any recovery; and
•Expected prepayment speeds.
Subsequent to the acquisition date, the PCD assets follow the same accounting as other structured securities that are not high credit quality.
We did not purchase securities with more than insignificant credit deterioration since their origination during the three months ended March 31, 2026 and 2025.
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

24	AIG | First Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

At March 31, 2026 and December 31, 2025, the fair value of securities pledged to us under reverse repurchase agreements totaled $1.6 billion and $3.6 billion, respectively, and the carrying value of reverse repurchase agreements totaled $1.6 billion and $3.6 billion, respectively.
All secured financing transactions are collateralized and margined on a daily basis consistent with market standards and subject to enforceable master netting arrangements with rights of set off. We do not currently offset any such transactions.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements and certain reinsurance contracts was $7.4 billion and $7.7 billion at March 31, 2026 and December 31, 2025, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $14 million and $14 million of stock in FHLBs at March 31, 2026 and December 31, 2025, respectively. In addition, our subsidiaries have pledged securities available for sale with a fair value of $2.3 billion at March 31, 2026 and $2.4 billion at December 31, 2025.
Investments held in escrow accounts or otherwise subject to restriction as to their use were $55 million and $54 million, comprised of short-term investments at March 31, 2026, and bonds available for sale and short-term investments at December 31, 2025.
Reinsurance transactions between AIG and Fortitude Re were structured as modified coinsurance (modco) and loss portfolio transfer arrangements with funds withheld.

6. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	March 31, 2026	December 31, 2025
Commercial mortgages(a)	$2,409	$2,495
Commercial loans, other loans and notes receivable(b)	481	503
Total mortgage and other loans receivable(c)	2,890	2,998
Allowance for credit losses(c)	(77)	(111)
Mortgage and other loans receivable, net(c)	$2,813	$2,887
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in California and New York representing the largest geographic concentrations (aggregating approximately 14 percent and 14 percent, respectively, at March 31, 2026 and 14 percent and 13 percent, respectively, at December 31, 2025).
(b)There were no loans that were held-for-sale carried at lower of cost or market as of March 31, 2026 and December 31, 2025.
(c)Excludes $37.6 billion at both March 31, 2026 and December 31, 2025 of loans receivable from AIG Financial Products Corp. (AIGFP), which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 7 to the Consolidated Financial Statements in the 2025 Annual Report.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of March 31, 2026 and December 31, 2025, $119 million and $160 million, respectively, of commercial mortgage loans were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, accrued interest receivable associated with commercial mortgage loans was $11 million and $11 million, respectively.
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

AIG | First Quarter 2026 Form 10-Q	25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents loan-to-value ratios(a) for commercial mortgages by year of vintage:

March 31, 2026	2026	2025	2024	2023	2022	Prior	Total
(in millions)
Less than 65%	$40	$14	$37	$226	$90	$1,222	$1,629
65% to 80%	—	—	—	—	—	512	512
Greater than 80%	—	—	—	5	23	240	268
Total commercial mortgages	$40	$14	$37	$231	$113	$1,974	$2,409

December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
(in millions)
Less than 65%	$14	$38	$213	$94	$468	$808	$1,635
65% to 80%	—	—	11	—	77	463	551
Greater than 80%	—	—	5	23	47	234	309
Total commercial mortgages	$14	$38	$229	$117	$592	$1,505	$2,495
(a)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 66 percent and 71 percent at March 31, 2026 and December 31, 2025, respectively. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.
The following table presents supplementary credit quality information related to commercial mortgages:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
March 31, 2026
Past Due Status:
In good standing	133	$750	$941	$293	$153	$164	$50	$2,351	98%
90 days or less delinquent	—	—	—	—	—	—	—	—	—
>90 days delinquent or in process of foreclosure	4	—	26	32	—	—	—	58	2
Total*	137	$750	$967	$325	$153	$164	$50	$2,409	100%
Allowance for credit losses		$1	$56	$10	$—	$10	$—	$77	3%

December 31, 2025
Past Due Status:
In good standing	140	$793	$947	$297	$158	$191	$10	$2,396	96%
90 days or less delinquent	1	—	9	—	—	—	—	9	—
>90 days delinquent or in process of foreclosure	4	—	30	60	—	—	—	90	4
Total*	145	$793	$986	$357	$158	$191	$10	$2,495	100%
Allowance for credit losses		$2	$62	$37	$—	$10	$—	$111	4%
*Does not reflect allowance for credit losses.
METHODOLOGY USED TO ESTIMATE THE ALLOWANCE FOR CREDIT LOSSES
For a discussion of our accounting policy for evaluating Mortgage and other loans receivable for impairment, see Note 7 to the Consolidated Financial Statements in the 2025 Annual Report.
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a)(b):

Three Months Ended March 31,
(in millions)	2026	2025
Allowance, beginning of year	$111	$164
Addition to (release of) allowance for loan losses	(34)	(9)
Allowance, end of period	$77	$155
(a)Does not include allowance for credit losses of $0 million and $8 million at March 31, 2026 and 2025, respectively, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.
(b)Excludes $37.6 billion of loan receivable from AIGFP, which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 7 to the Consolidated Financial Statements in the 2025 Annual Report.

26	AIG | First Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

Our expectations and models used to estimate the allowance for losses on commercial mortgage loans are regularly updated to reflect the current economic environment.
LOAN MODIFICATIONS
For a discussion of our accounting policy for loan modifications, see Note 7 to the Consolidated Financial Statements in the 2025 Annual Report.
There were no loans that had defaulted during the three months ended March 31, 2026 and 2025, that had been previously modified with borrowers experiencing financial difficulties.
AIG closely monitors the performance of the loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans with borrowers experiencing financial difficulty that were modified in the 12 months prior to March 31, 2026 are current and performing in accordance with their modified terms.

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
As of March 31, 2026, $3.1 billion of reserves related to business written by multiple wholly-owned AIG subsidiaries had been ceded to Fortitude Re under these reinsurance transactions.
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	March 31, 2026		December 31, 2025
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$1,697	$1,697	$1,780	$1,780	Fair value through other comprehensive income (loss)
Fixed maturity securities - fair value option	670	670	734	734	Fair value through net investment income
Commercial mortgage and other loans	345	336	359	344	Amortized cost
Short-term investments	155	155	43	43	Fair value through net investment income
Funds withheld investment assets	2,867	2,858	2,916	2,901
Derivative assets, net(b)	1	1	—	—	Fair value through net realized gains (losses)
Other(c)	101	101	137	137	Amortized cost
Total	$2,969	$2,960	$3,053	$3,038
(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $(17) million ($(13) million after-tax) and $85 million ($67 million after-tax), respectively, for the three months ended March 31, 2026 and for the year ended December 31, 2025.
(b)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $2 million and $27 million, respectively, as of March 31, 2026. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $1 million and $31 million, respectively, as of December 31, 2025. These derivative assets and liabilities are fully collateralized either by cash or securities.
(c)Primarily comprised of Cash and Accrued investment income.

AIG | First Quarter 2026 Form 10-Q	27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Reinsurance

The impact of the funds withheld arrangements with Fortitude Re was as follows:

Three Months Ended March 31,
(in millions)	2026	2025
Net investment income - Fortitude Re funds withheld assets	$23	$40
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized losses - Fortitude Re funds withheld assets	(13)	(2)
Net realized gains (losses) - Fortitude Re funds withheld embedded derivative	10	(41)
Net realized losses on Fortitude Re funds withheld assets	(3)	(43)
Income (loss) before income tax expense (benefit)	20	(3)
Income tax expense (benefit)(a)	4	(1)
Net income (loss)	16	(2)
Change in unrealized depreciation on available for sale securities(a)	(13)	(2)
Comprehensive income (loss)	$3	$(4)
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
REINSURANCE – CREDIT LOSSES
The total reinsurance recoverables as of March 31, 2026 were $41.9 billion. As of that date, utilizing AIG’s Obligor Risk Ratings (ORRs), (i) approximately 82 percent of the reinsurance recoverables were investment grade; (ii) approximately 15 percent of the reinsurance recoverables were non-investment grade and (iii) approximately 3 percent of the reinsurance recoverables related to entities that were not rated by AIG.
The total reinsurance recoverables as of December 31, 2025 were $40.7 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 80 percent of the reinsurance recoverables were investment grade; (ii) approximately 17 percent of the reinsurance recoverables were non-investment grade; (iii) approximately 3 percent of the reinsurance recoverables related to entities that were not rated by AIG.
As of March 31, 2026 and December 31, 2025, approximately 87 percent and 87 percent, respectively, of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.
For additional information, see Note 8 to the Consolidated Financial Statements in the 2025 Annual Report.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

Three Months Ended March 31,
(in millions)	2026	2025
Balance, beginning of year	$297	$269
Addition to (release of) allowance for expected credit losses and disputes, net	(1)	3
Write-offs charged against the allowance for credit losses and disputes	(1)	—
Other changes	—	7
Balance, end of year	$295	$279
Past-Due Status
We consider a reinsurance asset to be past due when it is 90 days past due. The allowance for credit losses is estimated excluding disputed amounts. An allowance for disputes is established using the losses incurred method for contingencies. Past due balances on claims that are not in dispute were not material for any of the periods presented.

28	AIG | First Quarter 2026 Form 10-Q

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
The following table presents a rollforward of DAC:

Three Months Ended March 31,
(in millions)	2026	2025
Balance, beginning of year	$2,106	$2,065
Capitalization	881	750
Amortization expense	(824)	(825)
Other, including foreign exchange	(35)	19
Balance, end of period	$2,128	$2,009

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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(c)	Off-Balance Sheet		Total
March 31, 2026
Real estate and investment entities(a)	$409,969	$2,929	$1,325	(d)	$4,254
Other(b)	4,761	158	297	(e)	455
Total	$414,730	$3,087	$1,622		$4,709
December 31, 2025
Real estate and investment entities(a)	$403,956	$3,078	$1,219	(d)	$4,297
Other(b)	4,776	188	302	(e)	490
Total	$408,732	$3,266	$1,521		$4,787
(a)Comprised primarily of hedge funds and private equity funds.
(b)At March 31, 2026 and December 31, 2025, excludes approximately $1.0 billion and $1.1 billion, respectively, of VIE assets related to AIGFP and its consolidated subsidiaries, with maximum off-balance sheet exposure to loss of $982 million and $1.1 billion, respectively. For additional information, see Note 7 to the Consolidated Financial Statements in the 2025 Annual Report.
(c)At March 31, 2026 and December 31, 2025, $3.1 billion and $3.3 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

AIG | First Quarter 2026 Form 10-Q	29

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
The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2026				December 31, 2025
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Foreign exchange contracts	$547	$25	$1,087	$86	$206	$21	$1,438	$88
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	920	218	996	248	935	227	1,012	258
Foreign exchange contracts	2,113	71	1,760	53	1,154	64	2,576	93
Credit contracts(b)	42	25	47	25	42	26	47	26
Total derivatives, gross	$3,622	$339	$3,890	$412	$2,337	$338	$5,073	$465
Counterparty netting(c)		(143)		(143)		(164)		(164)
Cash collateral(d)		(196)		(175)		(169)		(212)
Total derivatives on Condensed Consolidated Balance Sheets(e)		$—		$94		$5		$89
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)As of March 31, 2026 and December 31, 2025, included CDSs on super senior multi-sector CLO with a net notional amount of $38 million and $38 million (fair value liability of $25 million and $25 million, respectively). The net notional amount represents the maximum exposure to loss on the portfolio.
(c)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(d)Represents cash collateral posted and received that is eligible for netting.
(e)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was $3.0 billion at March 31, 2026 and $3.0 billion at December 31, 2025. Fair value of liabilities related to bifurcated embedded derivatives was zero at both March 31, 2026 and December 31, 2025. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to the funds withheld arrangement with Fortitude Re. For additional information, see Note 7.
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

30	AIG | First Quarter 2026 Form 10-Q

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
Collateral posted by us to third parties for derivative transactions was $298 million and $362 million at March 31, 2026 and December 31, 2025, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $228 million and $222 million at March 31, 2026 and December 31, 2025, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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
We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three months ended March 31, 2026 and 2025, we recognized gains (losses) of $28 million and $(71) million, respectively, included in Change in foreign currency translation adjustments in OCI related to the net investment hedge relationships.
A qualitative methodology is utilized to assess hedge effectiveness.
The following table presents the gain (loss) recognized in income on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Income for:
(in millions)	Hedging Derivatives(a)	Excluded Components(b)	Hedged Items	Net Impact
Three Months Ended March 31, 2026
Foreign exchange contracts:
Net realized gains/(losses)	$(14)	$12	$14	$12
Three Months Ended March 31, 2025
Foreign exchange contracts:
Net realized gains/(losses)	$(1)	$(1)	$1	$(1)
(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.
(b)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in income on a mark-to-market basis.

AIG | First Quarter 2026 Form 10-Q	31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Derivatives and Hedge Accounting

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

Three Months Ended March 31,	Gains (Losses) Recognized in Income
(in millions)	2026	2025
By Derivative Type:
Interest rate contracts	$1	$(1)
Foreign exchange contracts	5	(33)
Embedded derivatives	10	(41)
Total	$16	$(75)
By Classification:
Net realized gains (losses) - excluding Fortitude Re funds withheld assets	$2	$(28)
Net realized gains (losses) on Fortitude Re funds withheld assets*	14	(47)
Total	$16	$(75)
*Includes over-the-counter derivatives supporting the funds withheld arrangements with Fortitude Re and the embedded derivative contained within the funds withheld payable with Fortitude Re.
CREDIT RISK-RELATED CONTINGENT FEATURES
We estimate that at March 31, 2026, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $4 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $25 million and $25 million at March 31, 2026 and December 31, 2025, respectively. The aggregate fair value of assets posted as collateral under these contracts at March 31, 2026 and December 31, 2025, was approximately $25 million and $25 million, respectively.

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
Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $14.0 billion and $13.8 billion at March 31, 2026 and December 31, 2025, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as deductibles), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At March 31, 2026 and December 31, 2025 we held collateral of approximately $10.0 billion and $9.6 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both March 31, 2026 and December 31, 2025.

32	AIG | First Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Insurance Liabilities

The following table presents the rollforward of activity in loss reserves:

Three Months Ended March 31,
(in millions)	2026	2025
Liability for unpaid loss and loss adjustment expenses, beginning of year	$70,666	$69,168
Reinsurance recoverable	(28,871)	(29,026)
Net Liability for unpaid loss and loss adjustment expenses, beginning of year	41,795	40,142
Losses and loss adjustment expenses incurred:
Current year	3,661	3,809
Prior years, excluding discount and amortization of deferred gain	(126)	(33)
Prior years, discount charge (benefit)	(25)	40
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(35)	(22)
Total losses and loss adjustment expenses incurred	3,475	3,794
Losses and loss adjustment expenses paid:
Current year	(480)	(429)
Prior years	(2,853)	(2,961)
Total losses and loss adjustment expenses paid	(3,333)	(3,390)
Other changes:
Foreign exchange effect	(194)	484
Losses and loss adjustment expenses recognized within net (gain) loss on divestitures	4	32
Retroactive reinsurance adjustment (net of discount)(b)	18	35
Total other changes	(172)	551
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	41,765	41,097
Reinsurance recoverable	28,198	27,799
Total	$69,963	$68,896
(a)Includes $15 million and $5 million for the retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), covering U.S. asbestos exposures for the three months ended March 31, 2026 and 2025, respectively.
(b)Includes benefit (charge) from change in discount on retroactive reinsurance of $53 million and $1 million for the three months ended March 31, 2026 and 2025, respectively.
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
Prior Year Development
During the three months ended March 31, 2026, we recognized favorable prior year loss reserve development of $126 million, net of external reinsurance but before adverse development reinsurance agreement (ADC) cessions. The development in this period was largely driven by favorable experience in U.S Property and U.S. Personal Insurance.
During the three months ended March 31, 2025, we recognized favorable prior year loss reserve development of $33 million, net of external reinsurance but before ADC cessions. The development in this period was largely driven by favorable development in U.S. Property and Global Specialty.
Discounting of Loss Reserves
At March 31, 2026 and December 31, 2025, the loss reserves reflect a net loss reserve discount of $1.3 billion and $1.2 billion, respectively, including tabular and non-tabular calculations based upon the following assumptions:
•The non-tabular workers’ compensation discount is calculated separately for companies domiciled in New York, Pennsylvania and Delaware, and follows the statutory regulations (prescribed or historically permitted) for each state.
–For New York companies, the discount is based on a 5 percent interest rate and the companies’ own payout patterns.
–The Pennsylvania and Delaware regulators have approved use of a consistent benchmark discount rate and spread (U.S. Treasury rate plus a liquidity premium), subject to a 4.5 percent maximum as stipulated by Delaware, to all of our workers’ compensation reserves in our Pennsylvania domiciled and Delaware domiciled companies, as well as our use of updated payout patterns specific to our primary and excess workers compensation portfolios. In 2020, the regulators also approved that the discount rate will be updated on an annual basis, which was 4.5 percent at March 31, 2026 and December 31, 2025.

AIG | First Quarter 2026 Form 10-Q	33

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
At March 31, 2026 and December 31, 2025, the discount consists of $149 million and $141 million of tabular discount, respectively, and $1.1 billion and $1.0 billion of non-tabular discount for workers’ compensation, respectively. During the three months ended March 31, 2026 and 2025, the benefit / (charge) from changes in discount of $48 million and $(17) million, respectively, were recorded as part of Losses and loss adjustment expenses incurred in the Condensed Consolidated Statements of Income (Loss).
The following table presents the components of the loss reserve discount discussed above:

(in millions)	March 31, 2026	December 31, 2025
U.S. workers' compensation	$2,111	$2,063
Retroactive reinsurance	(838)	(891)
Total reserve discount(a)(b)	$1,273	$1,172
(a)Excludes $162 million and $166 million of discount related to certain long-tail liabilities in the UK at March 31, 2026 and December 31, 2025, respectively.
(b)Includes gross discount of $686 million and $693 million, which was 100 percent ceded to Fortitude Re at March 31, 2026 and December 31, 2025, respectively.
The following table presents the net loss reserve discount benefit (charge):

Three Months Ended March 31,
(in millions)	2026	2025
Current accident year	$23	$23
Accretion and other adjustments to prior year discount	25	(40)
Net reserve discount benefit (charge)	48	(17)
Change in discount on loss reserves ceded under retroactive reinsurance	53	1
Net change in total reserve discount*	$101	$(16)
*Excludes $(4) million and $6 million of discount related to certain long-tail liabilities in the UK for the three months ended March 31, 2026 and 2025, respectively.
Amortization of Deferred Gain on Retroactive Reinsurance
Amortization of the deferred gain on retroactive reinsurance includes $20 million and $17 million related to the adverse development reinsurance cover with NICO for the three months ended March 31, 2026 and 2025, respectively.
Amounts recognized reflect the amortization of the initial deferred gain at inception, as amended for subsequent changes in the deferred gain due to changes in subject reserves.
FUTURE POLICY BENEFITS
Future policy benefits primarily include reserves for certain long-duration contracts that are 100 percent ceded of $727 million and $797 million at March 31, 2026 and December 31, 2025, respectively, certain other long-duration contracts of $554 million and $583 million at March 31, 2026 and December 31, 2025, respectively, and Global Accident & Health contracts.

12. Contingencies, Commitments and Guarantees
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

34	AIG | First Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Contingencies, Commitments and Guarantees

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
OTHER COMMITMENTS
In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $1.4 billion and $1.5 billion at March 31, 2026 and December 31, 2025, respectively.
GUARANTEES
Subsidiaries
We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and certain of its subsidiaries. We have also issued guarantees of all present and future payment obligations and liabilities of AIG Markets, Inc.
Due to the deconsolidation of AIGFP and its subsidiaries, as of March 31, 2026, a $73 million guarantee related to the obligations of AIGFP and certain of its subsidiaries was recognized, and is reported in Other liabilities.
We guarantee certain policyholder contracts issued by Corebridge subsidiaries as well as certain debt issued by Corebridge Life Holdings, Inc. (CRBGLH). Pursuant to the Separation Agreement entered in by AIG and Corebridge on September 14, 2022, Corebridge must indemnify, defend and hold us harmless from and against any liability related to these guarantees. Also, under a collateral agreement, in the event of: (i) a ratings downgrade of Corebridge or the guaranteed debt below specified levels or (ii) the failure by CRBGLH to pay principal and interest on the guaranteed debt when due, Corebridge must collateralize an amount equal to the sum of: (i) 100 percent of the principal amount outstanding, (ii) accrued and unpaid interest and (iii) 100 percent of the net present value of scheduled interest payments through the maturity dates of the debt.
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

AIG | First Quarter 2026 Form 10-Q	35

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

13. Equity
SHARES OUTSTANDING
Common Stock
The following table presents a rollforward of outstanding shares:

Three Months Ended March 31, 2026	Common Stock Issued	Treasury Stock	Common Stock Outstanding
(in millions)
Shares, beginning of year	1,906.7	(1,368.5)	538.2
Shares issued	—	1.4	1.4
Shares repurchased	—	(6.7)	(6.7)
Shares, end of period	1,906.7	(1,373.8)	532.9
Dividends
Dividends are payable on AIG common stock, par value $2.50 per share (AIG Common Stock) only when, as and if declared by our Board of Directors (the Board) in its discretion, from funds legally available for this purpose. In considering whether to pay a dividend on or purchase shares of AIG Common Stock, our Board of Directors considers a number of factors, including, but not limited to: the capital resources available to support our insurance operations and business strategies, AIG’s funding capacity and capital resources in comparison to internal benchmarks, expectations for capital generation, rating agency expectations for capital, regulatory standards for capital and capital distributions, and such other factors as our Board of Directors may deem relevant.
For a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries, see Note 18 to the Consolidated Financial Statements in the 2025 Annual Report.
Repurchase of AIG Common Stock
The Board has authorized the repurchase of shares of AIG Common Stock and as of April 24, 2026, $3.2 billion remained under the Board's authorization. Shares may be repurchased from time to time in the open market, through private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or through Rule 10b5-1 plans under the Securities Exchange Act of 1934, as amended (the Exchange Act). Pursuant to a Rule 10b5-1 plan, from April 1, 2026 to April 24, 2026, we repurchased approximately 3 million shares of AIG Common Stock for an aggregate purchase price of approximately $209 million.
The timing of any future repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.
DIVIDENDS DECLARED
On April 30, 2026, our Board of Directors declared a cash dividend on AIG Common Stock of $0.50 per share, an 11 percent increase from prior quarterly dividends on AIG Common Stock, payable on June 29, 2026 to shareholders of record as of June 15, 2026.

36	AIG | First Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 13. Equity

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, December 31, 2025, net of tax	$(3)	$(1,373)	$87	$(2,981)	$(717)	$(4,987)
Change in unrealized appreciation (depreciation) of investments	(1)	(734)	—	—	—	(735)
Change in other	—	(3)	—	—	—	(3)
Change in discount rates	—	—	5	—	—	5
Change in foreign currency translation adjustments	—	—	—	(119)	—	(119)
Change in net actuarial loss	—	—	—	—	7	7
Change in prior service cost	—	—	—	—	1	1
Change in deferred tax asset (liability)	—	121	(1)	(2)	(2)	116
Total other comprehensive income (loss)	(1)	(616)	4	(121)	6	(728)
Balance, March 31, 2026, net of tax	$(4)	$(1,989)	$91	$(3,102)	$(711)	$(5,715)

Balance, December 31, 2024, net of tax	$(4)	$(2,868)	$68	$(3,521)	$(774)	$(7,099)
Change in unrealized appreciation (depreciation) of investments	4	318	—	—	—	322
Change in other	—	6	—	—	—	6
Change in discount rates	—	—	9	—	—	9
Change in foreign currency translation adjustments	—	—	—	175	—	175
Change in net actuarial loss	—	—	—	—	8	8
Change in deferred tax asset (liability)	—	101	(3)	19	(1)	116
Total other comprehensive income	4	425	6	194	7	636
Less: Noncontrolling interests	—	—	—	1	—	1
Balance, March 31, 2025, net of tax	$—	$(2,443)	$74	$(3,328)	$(767)	$(6,464)
The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended March 31, 2026 and 2025, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Three Months Ended March 31, 2026
Unrealized change arising during period	$(1)	$(867)	$5	$(119)	$—	$(982)
Less: Reclassification adjustments included in net income	—	(130)	—	—	(8)	(138)
Total other comprehensive income (loss), before of income tax expense (benefit)	(1)	(737)	5	(119)	8	(844)
Less: Income tax expense (benefit)	—	(121)	1	2	2	(116)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(1)	$(616)	$4	$(121)	$6	$(728)

Three Months Ended March 31, 2025
Unrealized change arising during period	$4	$62	$9	$175	$—	$250
Less: Reclassification adjustments included in net income	—	(262)	—	—	(8)	(270)
Total other comprehensive income (loss), before income tax expense (benefit)	4	324	9	175	8	520
Less: Income tax expense (benefit)	—	(101)	3	(19)	1	(116)
Total other comprehensive income (loss), net of income tax expense (benefit)	$4	$425	$6	$194	$7	$636

AIG | First Quarter 2026 Form 10-Q	37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 13. Equity

The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Condensed Consolidated Statements of Income (Loss)(a):

	Amount Reclassified from AOCI		Affected Line Item in the
	Three Months Ended March 31,		Condensed Consolidated
(in millions)	2026	2025	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$—	$—	Net realized gains (losses)
Total	—	—
Unrealized appreciation (depreciation) of all other investments
Investments	(130)	(262)	Net realized gains (losses)
Total	(130)	(262)
Change in retirement plan liabilities adjustment
Prior-service credit	(1)	(1)	(b)
Actuarial losses	(7)	(7)	(b)
Total	(8)	(8)
Total reclassifications for the period	$(138)	$(270)
(a)Change in the discount rates used to measure traditional and limited-payment long-duration insurance contracts is not reclassified out of AOCI and included in the Condensed Consolidated Statements of Income (Loss) and thus have been excluded from the table.
(b)These AOCI components are included in the computation of net periodic pension cost.

14. Earnings Per Common Share (EPS)
Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. The diluted EPS computation assumes the issuance of all potentially dilutive common shares outstanding using the treasury stock method or the if-converted method, as applicable, and excludes the effect of anti-dilutive shares.
The following table presents the computation of basic and diluted EPS:

Three Months Ended March 31,
(dollars in millions, except per common share data)	2026	2025
Numerator for EPS:
Net income	$763	$698
Less: Net income attributable to noncontrolling interests	—	—
Net income (loss) attributable to AIG common shareholders	763	698

Denominator for EPS:
Weighted average common shares outstanding - basic	538,053,962	593,839,665
Dilutive common shares	4,106,994	5,400,381
Weighted average common shares outstanding - diluted(a)	542,160,956	599,240,046
Net income (loss) per common share attributable to AIG common shareholders:
Basic	$1.42	$1.18
Diluted	$1.41	$1.16
(a)Potential dilutive common shares are due to our share-based employee compensation plans and agreements. The number of potential common shares excluded from diluted shares outstanding was 653,677 and 161,754 for the three months ended March 31, 2026 and 2025, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.
For information regarding our repurchases of AIG Common Stock, see Note 13.

15. Income Taxes
BASIS OF PRESENTATION
We file a consolidated U.S. federal income tax return with our eligible U.S. subsidiaries. Income earned by subsidiaries operating outside the U.S. is taxed, and income tax expense is recorded, based on applicable U.S. and foreign laws.

38	AIG | First Quarter 2026 Form 10-Q

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
INTERIM TAX EXPENSE (BENEFIT)
For the three months ended March 31, 2026, the effective tax rate on income was 22.7 percent. The effective tax rate on income differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, certain non-deductible expenses, and state and local income taxes. The charges are partially offset by the impact of excess tax benefits related to share-based compensation payments recorded through the income statement. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the three months ended March 31, 2025, the effective tax rate on income was 27.3 percent. The effective tax rate on income differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, certain non-deductible expenses and state and local income taxes, partially offset by tax benefits related to closure of tax audits in Germany and California, and excess tax benefits related to share-based compensation payments recorded through the income statement. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
ASSESSMENT OF DEFERRED TAX ASSET VALUATION ALLOWANCE
For the three months ended March 31, 2026, recent changes in market conditions, including changes in interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of our general insurance and non-insurance companies, resulting in an increase to deferred tax assets related to net unrealized tax capital losses. The deferred tax assets relate to the unrealized tax capital losses for which the carryforward period has not yet begun. As of March 31, 2026, based on all available evidence, we concluded that a valuation allowance of $249 million is necessary on deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized. For the three months ended March 31, 2026, we recorded an increase in valuation allowance of $49 million associated with the unrealized tax capital losses in AIG's available for sale securities portfolio. The valuation allowance decrease was allocated to Other comprehensive income.
For the three months ended March 31, 2026, we recognized a net $5 million decrease in deferred tax asset valuation allowance associated with certain foreign jurisdictions, and established a state valuation allowance of $88 million related to the initial recognition and corresponding increase in NYS net operating loss deferred tax asset as a result of the completion of NYS audit activity.
TAX EXAMINATIONS
We are currently under examination by the Internal Revenue Service (IRS) for the tax years 2011 through 2019. We continue to engage in the IRS Appeals process for certain disagreed issues related to tax years 2007 through 2010. These tax years are still subject to ongoing computational review by IRS Appeals.
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
There were no significant changes in our unrecognized tax benefits, interest and penalties for the three months ended March 31, 2026.

AIG | First Quarter 2026 Form 10-Q	39

ITEM 2 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

Glossary and Acronyms of Selected Insurance Terms and References
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.
This discussion contains a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 (the 2025 Annual Report) to assist readers seeking additional information related to a particular subject.
In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, we use the terms “AIG,” “we,” “us,” “our” or "the Company" to refer to American International Group, Inc., a Delaware corporation, and its consolidated subsidiaries. We use the term “AIG Parent” to refer solely to American International Group, Inc., and not to any of its consolidated subsidiaries.

Cautionary Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q and other publicly available documents may include, and members of management may from time to time make and discuss, statements which, to the extent they are not statements of historical or present fact, may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward‑looking statements are intended to provide management’s current expectations or plans for future operating and financial performance, based on assumptions currently believed to be valid and accurate. Forward-looking statements are often preceded by, followed by or include words such as “will,” “believe,” “anticipate,” “expect,” “expectations,” “intend,” "strive," “plan,” “strategy,” “prospects,” “project,” “anticipate,” “should,” “guidance,” “outlook,” “view,” “target,” “goal,” “estimate” and other words of similar meaning in connection with a discussion of future operating or financial performance. These statements may include, among other things, projections, goals and assumptions that relate to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expense reduction efforts, the outcome of contingencies such as legal proceedings, anticipated organizational, business or regulatory changes, the effect of catastrophic events, both natural and man-made, and macroeconomic and/or geopolitical events, anticipated dispositions, monetization and/or acquisitions of businesses or assets, the successful integration of acquired businesses, management succession and retention plans, exposure to risk, trends in operations and financial results, and other statements that are not historical facts.

40	AIG | First Quarter 2026 Form 10-Q

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
–Part I, Item 2. MD&A of this Quarterly Report on Form 10-Q;
–Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of the 2025 Annual Report; and
–our other filings with the Securities and Exchange Commission (SEC).

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

AIG | First Quarter 2026 Form 10-Q	41

42	AIG | First Quarter 2026 Form 10-Q

ITEM 2 | Executive Summary

Executive Summary
OVERVIEW
This overview of the MD&A highlights selected information and may not contain all of the information that is important to current or potential investors in our securities. You should read this Quarterly Report on Form 10-Q, together with the 2025 Annual Report, in their entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.
OPERATING STRUCTURE
We report the results of our businesses through three segments and Other Operations. The three segments are North America Commercial, International Commercial and Global Personal. Other Operations predominantly consists of Net investment income from our AIG Parent liquidity portfolio, Corebridge Financial, Inc. (Corebridge) dividend income, corporate General operating expenses, and Interest expense. Our general insurance business (General Insurance) consists of our three segments and the Net investment income and Amortization of intangible assets including renewal rights related to our insurance operations.
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
For additional information on our segments, see Note 3 to the Condensed Consolidated Financial Statements.

AIG | First Quarter 2026 Form 10-Q	43

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
For a detailed discussion of our critical accounting estimates, see Part II, Item 7. MD&A – Critical Accounting Estimates in the 2025 Annual Report.

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three months ended March 31, 2026 and 2025. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.
For information regarding the critical accounting estimates that affect our results of operations, see Critical Accounting Estimates in this MD&A and Part II, Item 7. MD&A – Critical Accounting Estimates in the 2025 Annual Report.
The following table presents our consolidated results of operations and other key financial metrics:

Three Months Ended March 31,			Percentage
(in millions)	2026	2025	Change
Revenues:
Premiums	$6,072	$5,770	5%
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	689	1,065	(35)
Net investment income - Fortitude Re funds withheld assets	23	40	(43)
Total net investment income	712	1,105	(36)
Net realized gains (losses):
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(132)	(60)	(120)
Net realized losses on Fortitude Re funds withheld assets	(13)	(2)	NM
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	10	(41)	NM
Total net realized losses	(135)	(103)	(31)
Other income	1	11	(91)
Total revenues	6,650	6,783	(2)
Benefits, losses and expenses:
Losses and loss adjustment expenses incurred	3,475	3,794	(8)
Amortization of deferred policy acquisition costs	824	825	—
General operating and other expenses	1,137	1,115	2
Interest expense	100	92	9
Net (gain) loss on divestitures and other	127	(3)	NM
Total benefits, losses and expenses	5,663	5,823	(3)

44	AIG | First Quarter 2026 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Three Months Ended March 31,			Percentage
(in millions)	2026	2025	Change
Income before income tax expense	987	960	3
Income tax expense	224	262	(15)
Net income	763	698	9
Less: Net income attributable to noncontrolling interests	—	—	NM
Net income attributable to AIG common shareholders	$763	$698	9%
NET INCOME (LOSS) ATTRIBUTABLE TO AIG COMMON SHAREHOLDERS
Three Months Ended March 31, 2026 and 2025 Comparison
Net income (loss) attributable to AIG common shareholders increased $65 million primarily driven by:
•higher underwriting income primarily driven by lower catastrophe losses of $345 million and higher net favorable prior year reserve development of $68 million. For additional information, see Business Segment Operations – General Insurance; and
•lower Net investment income of $393 million primarily due to changes in the fair value of AIG's investments in Corebridge and Equity securities of $449 million and lower income on Alternative investments and Mortgage loans of $48 million, partially offset by higher income from available for sale fixed maturity securities of $103 million. For additional information, see Note 5 to the Condensed Consolidated Financial Statements.

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

General Insurance
General Insurance consists of our three segments and the Net investment income and Amortization of intangible assets including renewal rights related to our insurance operations.

GENERAL INSURANCE

Three Months Ended March 31,
(in millions)	2026	2025	Change
Underwriting results:
Net premiums written	$5,599	$4,526	24%
Net premiums written, on constant dollar basis			18
(Increase) decrease in unearned premiums	453	1,243	(64)
Net premiums earned	6,052	5,769	5
Losses and loss adjustment expenses incurred(a)	3,509	3,766	(7)
Acquisition expenses:
Amortization of deferred policy acquisition costs	818	825	(1)
Other acquisition expenses	233	232	—
Total acquisition expenses	1,051	1,057	(1)
General operating expenses	718	703	2
Underwriting income	774	243	219
Net investment income	864	736	17
Amortization of intangible assets including renewal rights(b)	(10)	(4)	(150)
Adjusted pre-tax income	$1,628	$975	67%

AIG | First Quarter 2026 Form 10-Q	45

ITEM 2 | Business Segment Operations | General Insurance

Three Months Ended March 31,
(in millions)	2026	2025	Change
Loss ratio(a)	58.0	65.3	(7.3)
Acquisition ratio	17.4	18.3	(0.9)
General operating expense ratio	11.9	12.2	(0.3)
Expense ratio	29.3	30.5	(1.2)
Combined ratio(a)	87.3	95.8	(8.5)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(3.0)	(9.1)	6.1
Prior year development, net of prior year premiums	2.3	1.1	1.2
Accident year loss ratio, as adjusted	57.3	57.3	—
Accident year combined ratio, as adjusted	86.6	87.8	(1.2)
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
(b)In the first quarter of 2026, AIG realigned and began reporting Amortization of intangible assets in General Insurance from Other Operations; historical results have been recast to reflect these changes.
The following tables present General Insurance accident year catastrophes(a) by segment:

(dollars in millions)	North America Commercial	International Commercial	Global Personal	Total
Three Months Ended March 31, 2026
Flooding, rainstorms and other	$—	$27	$1	$28
Windstorms and hailstorms	—	16	—	16
Winter storms	108	1	27	136
Total catastrophe-related charges	$108	$44	$28	$180
Three Months Ended March 31, 2025
Windstorms and hailstorms	$25	$1	$2	$28
Winter storms	12	—	—	12
Wildfires	216	50	194	460
Earthquakes	—	20	—	20
Reinstatement premiums	5	(1)	1	5
Total catastrophe-related charges	$258	$70	$197	$525
(a)Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil unrest that exceed the $10 million threshold.
NORTH AMERICA COMMERCIAL
The North America Commercial segment consists of insurance businesses and operations in the United States, Canada and Bermuda. Products include Property, Casualty and Financial Lines with clients ranging from small and medium-sized businesses to multinational companies.

Three Months Ended March 31,
(in millions)	2026	2025	Change
Underwriting results:
Net premiums written	$1,605	$1,174	37%
Net premiums written, on constant dollar basis			36
(Increase) decrease in unearned premiums	648	950	(32)
Net premiums earned	2,253	2,124	6
Losses and loss adjustment expenses incurred(a)	1,421	1,526	(7)
Acquisition expenses:
Amortization of deferred policy acquisition costs	213	227	(6)
Other acquisition expenses	68	47	45
Total acquisition expenses	281	274	3
General operating expenses	224	195	15
Underwriting income	$327	$129	153%
Loss ratio(a)	63.1	71.8	(8.7)

46	AIG | First Quarter 2026 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

Three Months Ended March 31,
(in millions)	2026	2025	Change
Acquisition ratio	12.5	12.9	(0.4)
General operating expense ratio	9.9	9.2	0.7
Expense ratio	22.4	22.1	0.3
Combined ratio(a)	85.5	93.9	(8.4)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(4.8)	(12.0)	7.2
Prior year development, net of prior year premiums	4.8	2.4	2.4
Accident year loss ratio, as adjusted	63.1	62.2	0.9
Accident year combined ratio, as adjusted	85.5	84.3	1.2
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
Premiums Three Months Ended March 31, 2026 and 2025 Comparison
Net premiums written increased by $431 million, or 37 percent, primarily due to the impact of strategic transactions, reinsurance program changes and organic growth, notably in Casualty and Property. The increase in Net premiums earned is primarily driven by business growth.
Underwriting Results Three Months Ended March 31, 2026 and 2025 Comparison
North America Commercial produced underwriting income of $327 million from a combined ratio of 85.5, which was an 8.4 point improvement. This was driven by a lower loss ratio (8.7 points) from:
•lower catastrophe losses (7.2 points); and
•higher net favorable prior year reserve development (2.4 points), with favorable development driven by Property.
This was partially offset by a higher accident year loss ratio, as adjusted (0.9 points) due to changes in business mix.
The expense ratio increased by 0.3 points, as a lower acquisition ratio (0.4 points) primarily driven by changes in business mix partially offset the increase in the general operating expense ratio (0.7 points).
For additional information on prior year development, see Insurance Reserves.
INTERNATIONAL COMMERCIAL
The International Commercial segment consists of insurance businesses and operations in Europe, Middle East and Africa (EMEA region), the United Kingdom, Japan, Asia Pacific, Latin America and Caribbean, and China. The International Commercial segment also includes the results of Talbot Holdings Ltd. (Talbot) as well as AIG’s Global Specialty business. Products include Property, Casualty and Financial Lines, with clients ranging from small and medium-sized businesses to multinational companies. Global Specialty products include aviation, political risk, trade credit and trade finance.

Three Months Ended March 31,
(in millions)	2026	2025	Change
Underwriting results:
Net premiums written	$2,450	$2,027	21%
Net premiums written, on constant dollar basis			12
(Increase) decrease in unearned premiums	(263)	24	NM
Net premiums earned	2,187	2,051	7
Losses and loss adjustment expenses incurred	1,246	1,178	6
Acquisition expenses:
Amortization of deferred policy acquisition costs	278	245	13
Other acquisition expenses	85	94	(10)
Total acquisition expenses	363	339	7
General operating expenses	300	294	2
Underwriting income	$278	$240	16%
Loss ratio	57.0	57.4	(0.4)
Acquisition ratio	16.6	16.5	0.1
General operating expense ratio	13.7	14.3	(0.6)
Expense ratio	30.3	30.8	(0.5)
Combined ratio	87.3	88.2	(0.9)

AIG | First Quarter 2026 Form 10-Q	47

ITEM 2 | Business Segment Operations | General Insurance

Three Months Ended March 31,
(in millions)	2026	2025	Change
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(2.0)	(3.4)	1.4
Prior year development, net of prior year premiums	(0.2)	0.6	(0.8)
Accident year loss ratio, as adjusted	54.8	54.6	0.2
Accident year combined ratio, as adjusted	85.1	85.4	(0.3)
Premiums Three Months Ended March 31, 2026 and 2025 Comparison
Net premiums written, excluding the favorable impact of foreign exchange ($162 million), increased by $261 million, or 12 percent, primarily due to the impact of strategic transactions, reinsurance program changes and organic growth, notably in Property and Casualty. The increase in Net premiums earned is primarily driven by business growth.
Underwriting Results Three Months Ended March 31, 2026 and 2025 Comparison
International Commercial produced underwriting income of $278 million from a combined ratio of 87.3, which was a 0.9 point improvement. This was driven by a lower loss ratio (0.4 points) from lower catastrophe losses (1.4 points), partially offset by:
•higher accident year loss ratio, as adjusted (0.2 points) due to changes in business mix; and
•net adverse prior year reserve development (0.8 points), driven by prior year premiums.
The expense ratio improved by 0.5 points, as a mix-driven increase in the acquisition ratio (0.1 points) was more than offset by a lower general operating expense ratio (0.6 points).
For additional information on prior year development, see Insurance Reserves.
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

Three Months Ended March 31,
(in millions)	2026	2025	Change
Underwriting results:
Net premiums written	$1,544	$1,325	17%
Net premiums written, on constant dollar basis			11
(Increase) decrease in unearned premiums	68	269	(75)
Net premiums earned	1,612	1,594	1
Losses and loss adjustment expenses incurred	842	1,062	(21)
Acquisition expenses:
Amortization of deferred policy acquisition costs	327	353	(7)
Other acquisition expenses	80	91	(12)
Total acquisition expenses	407	444	(8)
General operating expenses	194	214	(9)
Underwriting income (loss)	$169	$(126)	NM	%
Loss ratio	52.2	66.6	(14.4)
Acquisition ratio	25.2	27.9	(2.7)
General operating expense ratio	12.0	13.4	(1.4)
Expense ratio	37.2	41.3	(4.1)
Combined ratio	89.4	107.9	(18.5)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(1.7)	(12.3)	10.6
Prior year development, net of prior year premiums	2.2	—	2.2
Accident year loss ratio, as adjusted	52.7	54.3	(1.6)
Accident year combined ratio, as adjusted	89.9	95.6	(5.7)

48	AIG | First Quarter 2026 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

Premiums Three Months Ended March 31, 2026 and 2025 Comparison
Net premiums written, excluding the favorable impact of foreign exchange ($60 million) increased by $159 million, or 11 percent, primarily driven by reinsurance program changes and organic growth in U.S. high net worth and Accident & Health. The increase in Net premiums earned is primarily driven by these same factors.
Underwriting Results Three Months Ended March 31, 2026 and 2025 Comparison
Global Personal produced underwriting income of $169 million from a combined ratio of 89.4, which was an 18.5 point improvement. This was driven by a lower loss ratio (14.4 points) from:
•lower catastrophe losses (10.6 points);
•net favorable prior year reserve development (2.2 points), with favorable development driven by U.S. high net worth; and
•lower accident year loss ratio, as adjusted (1.6 points) due to changes in business mix.
The expense ratio improved by 4.1 points, reflecting a lower acquisition ratio (2.7 points), primarily driven by changes in business mix and improved commission terms, and a lower general operating expense ratio (1.4 points).
For additional information on prior year development, see Insurance Reserves.

Other Operations
Other Operations predominantly consists of Net investment income from our AIG Parent liquidity portfolio, Corebridge dividend income, corporate General operating expenses, and Interest expense.

OTHER OPERATIONS

Three Months Ended March 31,
(in millions)	2026	2025	Change
Net investment income and other	$54	$110	(51)%
Benefits, losses and expenses:
Corporate and other general operating expenses	79	85	(7)
Interest expense	100	91	10
Total benefits, losses and expenses*	179	176	2
Adjusted pre-tax loss before consolidation and eliminations	(125)	(66)	(89)
Consolidation and eliminations	—	—	NM
Adjusted pre-tax loss	$(125)	$(66)	(89)%
*In the first quarter of 2026, AIG realigned and began reporting Amortization of intangible assets in General Insurance from Other Operations; historical results have been recast to reflect these changes.
ADJUSTED PRE-TAX LOSS BEFORE CONSOLIDATION AND ELIMINATIONS
Three Months Ended March 31, 2026 and 2025 Comparison
Adjusted pre-tax loss before consolidation and eliminations increased $59 million primarily due to the following:
•lower net investment income and other of $56 million due to lower dividend income from Corebridge of $25 million and lower interest on AIG Parent portfolio as a result of lower balance; and
•higher interest expense of $9 million primarily driven by new debt issuance of $1.25 billion in 2025 partially offset by interest savings from $693 million debt repurchases, through cash tender offers and debt redemption in 2025.

AIG | First Quarter 2026 Form 10-Q	49

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
We use the following operating performance measures because we believe they enhance the understanding of the underlying profitability of operations and trends of our segments. We believe they also allow for more meaningful comparisons with our insurance competitors. When we use these measures, reconciliations to the most comparable GAAP measure are provided on a consolidated basis in the Consolidated Results of Operations section of this MD&A.
Adjusted pre-tax income (APTI) is derived by excluding the items set forth below from income before income tax:
•changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares;
•net investment income on Fortitude Re funds withheld assets held by AIG in support of Fortitude Re’s reinsurance obligations to AIG (Fortitude Re funds withheld assets);
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
Adjusted after-tax income attributable to AIG common shareholders is derived by excluding the tax effected APTI adjustments described above, noncontrolling interest on net realized gains (losses), other non-operating expenses and the following tax items from net income attributable to AIG:
•deferred income tax valuation allowance releases and charges; and
•changes in uncertain tax positions and other tax items related to legacy matters having no relevance to our current businesses or operating performance.

50	AIG | First Quarter 2026 Form 10-Q

ITEM 2 | Use of Non-GAAP Measures

The following table presents a reconciliation of pre-tax income (loss)/net income (loss) attributable to AIG to adjusted pre-tax income (loss)/adjusted after-tax income (loss) attributable to AIG:

Three Months Ended March 31,	2026			2025
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	After Tax	Pre-tax	Total Tax (Benefit) Charge	After Tax
Pre-tax income/Net income, including noncontrolling interests	$987	$224	$763	$960	$262	$698
Noncontrolling interests			—			—
Pre-tax income/Net income attributable to AIG common shareholders	987	224	763	960	262	698
Changes in uncertain tax positions and other tax adjustments		93	(93)		6	(6)
Deferred income tax valuation allowance (releases) charges		(83)	83		2	(2)
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares	237	50	187	(217)	(46)	(171)
Net investment income on Fortitude Re funds withheld assets	(23)	(5)	(18)	(40)	(8)	(32)
Net realized losses on Fortitude Re funds withheld assets	13	3	10	2	—	2
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	(10)	(2)	(8)	41	9	32
Net realized losses(a)	136	43	93	66	(38)	104
Net (gain) loss on divestitures and other(b)	127	27	100	(3)	(1)	(2)
Non-operating litigation reserves and settlements	—	—	—	(11)	(2)	(9)
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	(8)	(2)	(6)	9	2	7
Net loss reserve discount (benefit) charge	(48)	(10)	(38)	17	3	14
Net results of businesses in run-off(c)	5	1	4	(5)	(1)	(4)
Non-operating pension expenses	(1)	—	(1)	5	1	4
Integration and transaction costs associated with acquiring or divesting businesses	7	1	6	5	1	4
Restructuring and other costs	76	16	60	76	16	60
Non-recurring costs related to regulatory or accounting changes	5	1	4	4	1	3
Adjusted pre-tax income (loss)/Adjusted after-tax income (loss) attributable to AIG common shareholders	$1,503	$357	$1,146	$909	$207	$702
Weighted average diluted shares outstanding			542.2			599.2
Income per common share attributable to AIG common shareholders (diluted)			$1.41			$1.16
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)			$2.11			$1.17
(a)Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.
(b)In the three months ended March 31, 2026, Net (gain) loss on divestitures and other primarily relates to a change in estimate for earn-out considerations associated with the dispositions of Validus Reinsurance, Ltd. and global personal travel and assistance business.
(c)In the third quarter of 2025, AIG began excluding the net results of run-off businesses previously reported in General Insurance from Adjusted pre-tax income.
The following table presents a reconciliation of General Insurance and Other Operations Net investment income and other/pre-tax income (loss) to Net investment income and other, APTI basis/adjusted pre-tax income (loss):

Three Months Ended March 31,	2026				2025
	General Insurance		Other Operations		General Insurance		Other Operations
(in millions)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)
Net investment income and other/Pre-tax income (loss)(a)	$784	$1,341	$(71)	$(354)	$756	$849	$360	$111
Consolidation and Eliminations	—	—	1	—	—	—	(1)	—
Other income (expense) - net	(2)	—	1	—	—	—	(9)	—
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares	82	82	155	155	(20)	(20)	(197)	(197)
Net investment income on Fortitude Re funds withheld assets	—	—	(23)	(23)	1	1	(41)	(41)
Net realized losses on Fortitude Re funds withheld assets	—	—	—	13	—	2	—	—
Net realized gains on Fortitude Re funds withheld embedded derivative	—	—	—	(10)	—	—	—	41
Net realized (gains) losses	—	156	—	(20)	(1)	53	3	13
Net (gain) loss on divestitures and other	—	(3)	—	130	—	6	—	(9)
Non-operating litigation reserves and settlements	—	—	—	—	—	—	—	(11)
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	5	—	(13)	—	14	—	(5)
Net loss reserve discount (benefit) charge	—	(48)	—	—	—	17	—	—
Net results of businesses in run-off	—	—	(9)	5	—	—	(5)	(5)
Non-operating pension expenses	—	1	—	(2)	—	4	—	1
Integration and transaction costs associated with acquiring or divesting businesses	—	32	—	(25)	—	—	—	5
Restructuring and other costs	—	57	—	19	—	45	—	31
Non-recurring costs related to regulatory or accounting changes	—	5	—	—	—	4	—	—
Net investment income and other, APTI basis/Adjusted pre-tax income (loss)	$864	$1,628	$54	$(125)	$736	$975	$110	$(66)
(a)In the first quarter of 2026, AIG realigned and began reporting Amortization of intangible assets in General Insurance from Other Operations; historical results have been recast to reflect these changes.

AIG | First Quarter 2026 Form 10-Q	51

ITEM 2 | Use of Non-GAAP Measures

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

	March 31,	December 31,
(in millions, except per share data)	2026	2025
Total AIG common shareholders' equity	$40,405	$41,139
Less: Investments related AOCI	(1,993)	(1,376)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(537)	(523)
Subtotal: Investments AOCI	(1,456)	(853)
AIG adjusted common shareholders' equity	$41,861	$41,992

Total AIG common shareholders' equity	$40,405	$41,139
Less: AIG's ownership interest in Corebridge	607	1,512
Less: Investments related AOCI - AIG	(1,993)	(1,376)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets - AIG	(537)	(523)
Subtotal: Investments AOCI - AIG	(1,456)	(853)
Less: Deferred tax assets	3,132	3,278
AIG core operating shareholders' equity	$38,122	$37,202

Total common shares outstanding	532.9	538.2

Book value per share	$75.82	$76.44
Adjusted book value per share	78.55	78.02
Core operating book value per share	71.54	69.12
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

52	AIG | First Quarter 2026 Form 10-Q

ITEM 2 | Use of Non-GAAP Measures

The following table presents reconciliations of Return on equity to Adjusted return on equity and Core operating return on equity, which are non-GAAP measures.

Three Months Ended March 31,
(dollars in millions)	2026	2025
Actual or annualized net income (loss) attributable to AIG common shareholders	$3,052	$2,792

Actual or annualized adjusted after-tax income attributable to AIG common shareholders	$4,584	$2,808

Average AIG common shareholders' equity	$40,772	$41,976
Less: Average investments AOCI	(1,155)	(1,992)
Average AIG adjusted common shareholders' equity	$41,927	$43,968

Average AIG common shareholders' equity	$40,772	$41,976
Less: Average AIG's ownership interest in Corebridge	1,060	3,914
Less: Average Investments AOCI - AIG	(1,155)	(1,992)
Less: Average deferred tax assets	3,205	3,430
Average AIG core operating shareholders' equity	$37,662	$36,624

Return on equity	7.5%	6.7%
Adjusted return on equity	10.9	6.4
Core operating return on equity	12.2	7.7
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
Accident year loss and accident year combined ratios, as adjusted (Accident year loss ratio, ex-CAT and Accident year combined ratio, ex-CAT): both the accident year loss and accident year combined ratios, as adjusted, exclude catastrophe losses and related reinstatement premiums, net of reinsurance, and prior year development, net of prior year premiums, net of reinsurance, and the impact of reserve discounting. Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil unrest that exceed the $10 million threshold. We believe that as adjusted ratios are meaningful measures of our underwriting results on an ongoing basis as they exclude catastrophes and the impact of reserve discounting which are outside of management’s control. We also exclude prior year development to provide transparency related to current accident year results.
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

INVESTMENT HIGHLIGHTS IN THE THREE MONTHS ENDED MARCH 31, 2026

•Blended investment yields on new investments were higher than blended rates on investments that were sold, matured or called during this period. We continued to make investments in structured securities and other fixed maturity securities with attractive risk-adjusted return characteristics to improve yields and increase net investment income.
•Total Net investment income decreased for the three months ended March 31, 2026 compared to the prior year, primarily due to changes in the fair value of AIG's investments in Corebridge and Equity securities and lower income from mortgage loans and alternative investments, partially offset by higher income on available for sale fixed maturity securities.

AIG | First Quarter 2026 Form 10-Q	53

ITEM 2 | Investments

INVESTMENT STRATEGIES
Investment strategies are assessed at the segment level and involve considerations that include local and general market and economic conditions, duration and cash flow management, risk appetite and volatility constraints, rating agency and regulatory capital considerations, tax, regulatory and legal investment limitations, and, where appropriate, environmental, social and governance considerations.
Some of our key investment strategies are as follows:
•Our fundamental strategy across the portfolios is to seek investments with similar duration and cash flow characteristics to the associated insurance liabilities to the extent practicable.
•Within General Insurance, investments generally consist of a split between reserve backing and surplus portfolios.
–Insurance reserves are backed mainly by investment grade fixed maturity securities that meet our duration, currency, risk-return, capital, tax, liquidity, credit quality and diversification objectives. We assess asset classes based on their fundamental underlying risk factors, including credit (public and private), commercial real estate and residential real estate, regardless of whether such investments are bonds, loans, or structured products.
–Surplus investments seek to enhance portfolio returns and are generally comprised of a mix of fixed maturity investment grade and below investment grade securities and various alternative asset classes, including private equity and private credit.
•We seek to purchase private equity and private credit assets that offer enhanced yield through illiquidity premiums and other portfolio diversification benefits. The private credit assets typically provide credit protections such as covenants along with other features that support insurance company needs.
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
Asset-Liability Management
The investment strategy within the General Insurance companies focuses on growth of surplus, maintenance of sufficient liquidity for unanticipated insurance claims, and preservation of capital. General Insurance invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies have an average duration of 4 years.
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

54	AIG | First Quarter 2026 Form 10-Q

ITEM 2 | Investments

Available-for-Sale Investments
The following table presents the fair value of our available-for-sale securities:

(in millions)	March 31, 2026	December 31, 2025
Bonds available for sale:
U.S. government and government sponsored entities	$2,316	$3,298
Obligations of states, municipalities and political subdivisions	2,696	2,775
Non-U.S. governments	6,291	6,516
Corporate debt	37,802	37,235
Mortgage-backed, asset-backed and collateralized:
RMBS - agency	6,405	5,988
RMBS - non-agency	4,667	4,180
CMBS	4,636	4,616
CLO/ABS	5,715	6,424
Total mortgage-backed, asset-backed and collateralized	21,423	21,208
Total bonds available for sale*	$70,528	$71,032
*At March 31, 2026 and December 31, 2025, the fair value of bonds available for sale we held that were below investment grade or not rated totaled $5.7 billion and $5.9 billion, respectively.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

(in millions)	March 31, 2026	December 31, 2025
Canada	$1,083	$1,207
Japan	474	489
Germany	380	444
United Kingdom	356	344
Israel	338	322
Australia	303	284
Denmark	235	241
Singapore	221	206
Malaysia	205	216
Korea, Republic of	197	214
Other	2,520	2,572
Total	$6,312	$6,539
The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	March 31, 2026					December 31, 2025 Total
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products	Total
Euro-Zone countries:
France	$132	$1,570	$514	$42	$2,258	$2,258
Germany	380	261	857	51	1,549	1,660
Netherlands	65	599	304	50	1,018	1,061
Ireland	5	132	106	469	712	733
Spain	7	347	86	54	494	494
Italy	13	91	336	30	470	480
Denmark	235	91	48	—	374	337
Belgium	10	132	56	14	212	216
Luxembourg	18	45	88	18	169	205
Finland	9	68	3	1	81	93
Other Euro-Zone	200	34	32	27	293	310
Total Euro-Zone	$1,074	$3,370	$2,430	$756	$7,630	$7,847
Remainder of Europe:
United Kingdom	$356	$1,634	$1,687	$427	$4,104	$4,017
Switzerland	19	238	253	—	510	534
Sweden	117	208	28	—	353	372

AIG | First Quarter 2026 Form 10-Q	55

ITEM 2 | Investments

	March 31, 2026					December 31, 2025 Total
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products	Total
Norway	60	77	4	—	141	136
Jersey (Channel Islands)	3	3	8	48	62	58
Other - Remainder of Europe	38	14	4	—	56	59
Total - Remainder of Europe	$593	$2,174	$1,984	$475	$5,226	$5,176
Total	$1,667	$5,544	$4,414	$1,231	$12,856	$13,023
Investments in Municipal Bonds
At March 31, 2026, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 98 percent of the portfolio rated A or higher.
The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	March 31, 2026
(in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value	December 31, 2025 Total Fair Value
California	$209	$138	$321	$668	$690
New York	28	88	255	371	401
Massachusetts	40	11	111	162	167
Florida	1	—	130	131	127
Texas	11	29	88	128	144
Connecticut	26	2	83	111	111
Pennsylvania	34	—	74	108	118
Illinois	4	17	54	75	84
Georgia	48	—	26	74	73
Oregon	7	46	15	68	67
Virginia	8	3	54	65	60
Hawaii	63	—	1	64	66
Alabama	—	—	52	52	57
All other states	31	34	554	619	610
Total	$510	$368	$1,818	$2,696	$2,775
Investments in Corporate Debt Securities
The following table presents the fair value of our available for sale corporate debt securities by industry categories:

Industry Category
(in millions)	March 31, 2026	December 31, 2025
Financial institutions:
Banks	$8,052	$8,086
Insurance	1,472	1,378
Securities firms and other finance companies	887	856
Other financial institutions	5,785	5,733
Utilities	3,307	3,231
Communications	2,301	2,188
Consumer noncyclical	2,812	2,706
Capital goods	1,723	1,805
Energy	2,233	2,010
Consumer cyclical	3,553	3,649
Basic materials	2,229	2,093
Other	3,448	3,500
Total*	$37,802	$37,235
*At March 31, 2026 and December 31, 2025, approximately 89 percent and 88 percent, respectively, of these investments were rated investment grade.

56	AIG | First Quarter 2026 Form 10-Q

ITEM 2 | Investments

Commercial Mortgage Loans
At March 31, 2026, we had direct commercial mortgage loan exposure of $2.4 billion.
The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
March 31, 2026
State:
California	16	$89	$191	$26	$17	$16	$—	$339	14%
New York	17	49	183	44	19	32	—	327	14
Texas	19	71	135	1	30	—	40	277	11
Massachusetts	7	—	172	48	7	—	—	227	9
Florida	11	68	—	60	7	38	—	173	7
Pennsylvania	9	29	58	15	18	—	—	120	5
Illinois	5	88	13	—	—	—	—	101	4
New Jersey	4	56	—	—	—	—	10	66	3
Washington	3	49	—	—	—	—	—	49	2
Colorado	3	7	20	15	—	—	—	42	2
Other states	21	100	3	67	28	—	—	198	9
Foreign	22	144	192	49	27	78	—	490	20
Total*	137	$750	$967	$325	$153	$164	$50	$2,409	100%

December 31, 2025
State:
California	17	$89	$190	$27	$18	$31	$—	$355	14%
New York	17	48	188	44	19	33	—	332	13
Texas	19	72	135	1	30	10	—	248	10
Massachusetts	7	—	175	48	7	—	—	230	9
Florida	11	68	—	60	8	37	—	173	7
Pennsylvania	9	28	57	15	18	—	—	118	5
Illinois	5	88	13	—	—	—	—	101	4
New Jersey	8	55	—	—	3	—	10	68	3
Washington	3	49	—	—	—	—	—	49	2
Colorado	3	7	20	16	—	—	—	43	2
Other states	23	109	12	68	28	—	—	217	9
Foreign	23	180	196	78	27	80	—	561	22
Total*	145	$793	$986	$357	$158	$191	$10	$2,495	100%
*Does not reflect allowance for credit losses.
For additional information on commercial mortgage loans, see Note 6 to the Condensed Consolidated Financial Statements.
Net Realized Gains and Losses
The following table presents the components of Net realized gains (losses):

Three Months Ended March 31,	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales of fixed maturity securities	$(115)	$(15)	$(130)	$(255)	$(7)	$(262)
Change in allowance for credit losses on fixed maturity securities	(2)	1	(1)	8	—	8
Change in allowance for credit losses on loans	33	1	34	5	4	9
Foreign exchange transactions	(19)	(3)	(22)	220	6	226
All other derivatives and hedge accounting	2	4	6	(28)	(6)	(34)
Sales of alternative investments	22	—	22	—	—	—
Other	(53)	(1)	(54)	(10)	1	(9)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(132)	(13)	(145)	(60)	(2)	(62)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	10	10	—	(41)	(41)
Net realized losses	$(132)	$(3)	$(135)	$(60)	$(43)	$(103)

AIG | First Quarter 2026 Form 10-Q	57

ITEM 2 | Investments

Higher Net realized losses excluding Fortitude Re funds withheld assets in the three months ended March 31, 2026 compared to 2025 were primarily due to losses on foreign exchange, partially offset by lower losses on fixed maturity securities.
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
Unrealized Gains and Losses on Investments
Net unrealized investment losses included in shareholders’ equity were $2.0 billion at March 31, 2026 compared with $2.4 billion at March 31, 2025. The change in net unrealized gains and losses on investments in the three months ended March 31, 2026 was primarily attributable to a change in the fair value of fixed maturity securities mainly due to higher interest rates and slight widening of credit spreads. The change in net unrealized gains and losses on investments in the three months ended March 31, 2025 was primarily attributable to a change in the fair value of fixed maturity securities mainly due to lower interest rates and narrowing of credit spreads.
At March 31, 2026, the Company had $1.5 billion fixed maturity investments reported at fair value for which fair value was less than 80 percent of amortized cost. At December 31, 2025, the Company had $1.4 billion fixed maturity investments reported at fair value for which fair value was less than 80 percent of amortized cost.
At March 31, 2026 and December 31, 2025, below investment grade securities comprised 8 percent and 8 percent, respectively, of the fair value of our fixed maturity investment portfolio. Included in below investment grade securities at March 31, 2026 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $2.8 billion and a fair value of $2.7 billion, resulting in a net pre-tax unrealized investment loss of $125 million.
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
At March 31, 2026, approximately 62 percent of our fixed maturity securities were held by our U.S. entities. Approximately 91 percent of these securities were rated investment grade by one or more of the major rating agencies.
At March 31, 2026, approximately 93 percent of our fixed maturity securities held by our foreign entities were either rated investment grade or, on the basis of analysis of our investment managers, were equivalent from a credit standpoint to securities rated investment grade. Approximately 17 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.
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
For information regarding credit risks associated with investments, see Part II, Item 7. MD&A – Enterprise Risk Management in the 2025 Annual Report.

58	AIG | First Quarter 2026 Form 10-Q

ITEM 2 | Investments

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other Bond Securities		Total
(in millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Rating:
Other fixed maturity securities
AAA	$3,701	$4,063	$13	$14	$3,714	$4,077
AA	7,716	8,693	49	50	7,765	8,743
A	17,449	17,679	114	173	17,563	17,852
BBB	15,535	14,565	97	100	15,632	14,665
Below investment grade	4,615	4,730	2	11	4,617	4,741
Non-rated	89	94	—	—	89	94
Total	$49,105	$49,824	$275	$348	$49,380	$50,172
Mortgage-backed, asset-backed and collateralized
AAA	$11,118	$11,198	$96	$102	$11,214	$11,300
AA	7,866	7,468	48	49	7,914	7,517
A	1,065	1,030	152	135	1,217	1,165
BBB	341	411	76	77	417	488
Below investment grade	1,033	1,101	30	30	1,063	1,131
Total	$21,423	$21,208	$402	$393	$21,825	$21,601
Total
AAA	$14,819	$15,261	$109	$116	$14,928	$15,377
AA	15,582	16,161	97	99	15,679	16,260
A	18,514	18,709	266	308	18,780	19,017
BBB	15,876	14,976	173	177	16,049	15,153
Below investment grade	5,648	5,831	32	41	5,680	5,872
Non-rated	89	94	—	—	89	94
Total	$70,528	$71,032	$677	$741	$71,205	$71,773

Insurance Reserves
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (LOSS RESERVES)
The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

	March 31, 2026			December 31, 2025
(in millions)	Net Loss Reserves	Reinsurance Recoverable	Gross Loss Reserves	Net Loss Reserves	Reinsurance Recoverable	Gross Loss Reserves
General Insurance:
North America Commercial:
U.S. Workers' Compensation (net of discount)	$2,254	$3,717	$5,971	$2,273	$3,742	$6,015
U.S. Excess Casualty	3,117	2,894	6,011	3,153	2,961	6,114
U.S. Other Casualty	4,938	3,099	8,037	4,651	3,170	7,821
U.S. Financial Lines	5,301	1,449	6,750	5,270	1,516	6,786
U.S. Property and Special Risks	4,214	938	5,152	4,142	990	5,132
Other product lines(b)	3,342	2,493	5,835	4,356	2,947	7,303
Total North America Commercial	23,166	14,590	37,756	23,845	15,326	39,171
International Commercial:
UK/Europe Casualty and Financial Lines	8,737	2,258	10,995	8,288	2,376	10,664
UK/Europe Property and Special Risks	2,373	2,206	4,579	2,176	2,214	4,390
Other product lines(b)	2,048	1,528	3,576	1,882	1,272	3,154
Total International Commercial	13,158	5,992	19,150	12,346	5,862	18,208
Global Personal:
U.S. Personal Insurance	840	1,963	2,803	705	1,986	2,691
UK/Europe and Japan Personal Insurance	1,228	717	1,945	1,240	733	1,973
Other product lines(b)	1,091	814	1,905	1,109	750	1,859
Total Global Personal	3,159	3,494	6,653	3,054	3,469	6,523

AIG | First Quarter 2026 Form 10-Q	59

ITEM 2 | Insurance Reserves

	March 31, 2026			December 31, 2025
(in millions)	Net Loss Reserves	Reinsurance Recoverable	Gross Loss Reserves	Net Loss Reserves	Reinsurance Recoverable	Gross Loss Reserves
Unallocated loss adjustment expenses(b)	1,666	578	2,244	1,965	629	2,594
Total General Insurance	41,149	24,654	65,803	41,210	25,286	66,496
Other Operations	616	3,544	4,160	585	3,585	4,170
Total	$41,765	$28,198	$69,963	$41,795	$28,871	$70,666
(a)Includes net loss reserve discount of $1.3 billion and $1.2 billion at March 31, 2026 and December 31, 2025, respectively. For information regarding loss reserve discount, see Note 11 to the Condensed Consolidated Financial Statements.
(b)Other product lines and Unallocated loss adjustment expenses includes Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense for the Fortitude Re reinsurance of $2.3 billion and $2.3 billion at March 31, 2026 and December 31, 2025, respectively.
Prior Year Development
The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment and major lines of business:

Three Months Ended March 31,
(in millions)	2026	2025
General Insurance:
North America Commercial:
U.S. Workers' Compensation	$(8)	$(10)
U.S. Excess Casualty	(6)	(7)
U.S. Other Casualty	(6)	(7)
U.S. Financial Lines	(23)	(5)
U.S. Property and Special Risks	(68)	(21)
Other Product Lines	7	—
Total North America Commercial	$(104)	$(50)
International Commercial:
UK/Europe Casualty and Financial Lines	$(1)	$—
UK/Europe Property and Special Risks	28	(13)
Other Product Lines	(52)	(1)
Total International Commercial	$(25)	$(14)
Global Personal:
U.S. Personal Insurance	$(22)	$—
UK/Europe and Japan Personal Insurance	(3)	(1)
Other Product Lines	1	1
Total Global Personal	$(24)	$—
Total Prior Year (Favorable) Unfavorable Development*	$(153)	$(64)
*Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $26 million and $31 million for the three months ended March 31, 2026 and 2025, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $0 million and $0 million for the three months ended March 31, 2026 and 2025, respectively. Also excludes the related changes in amortization of the deferred gain, which were $9 million and $(9) million for the three months ended March 31, 2026 and 2025, respectively.
Net Loss Development
In the three months ended March 31, 2026, we recognized favorable prior year loss reserve development of $153 million, primarily driven by:
North America Commercial
•Favorable development in U.S. Property and Special Risks primarily reflecting lower than expected non-CAT loss experience in Property Lines.
•Favorable development in U.S. Financial Lines reflecting favorable experience in Directors and Officers in more mature accident years.
•Benefit from the amortization of the deferred gain on the adverse development cover.
International Commercial
•Favorable development in Other Product Lines primarily driven by Energy and Cargo.
•Adverse development in UK/Europe Property and Special Risks due to adverse development on prior year catastrophes, partially offset by favorable experience primarily concentrated in EMEA Property.

60	AIG | First Quarter 2026 Form 10-Q

ITEM 2 | Insurance Reserves

Global Personal
•Favorable development in U.S. Personal Insurance attributable to favorable development on prior year catastrophes.
In the three months ended March 31, 2025, we recognized favorable prior year loss reserve development of $64 million, primarily driven by:
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
For a description of AIG’s catastrophe reinsurance protection for 2026, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risk – Natural Catastrophe Risk in the 2025 Annual Report.
The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement, the effect of discounting of loss reserves and amortization of the deferred gain.

(in millions)	March 31, 2026	December 31, 2025
Gross Covered Losses
Covered reserves before discount	$8,749	$8,907
Inception to date losses paid	32,746	32,588
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$16,495	$16,495
Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,196	$13,196
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	3,008	3,008
Discount on ceded losses(a)	(838)	(891)
Pre-tax deferred gain before amortization	2,170	2,117
Inception to date amortization of deferred gain at inception	(1,714)	(1,688)
Inception to date amortization attributed to changes in deferred gain(b)	(150)	(156)
Deferred gain liability reflected in AIG's balance sheet	$306	$273
(a)The accretion of discount and a reduction in effective interest rates is offset by changes in estimates of the amount and timing of future recoveries.
(b)Excluded from APTI.

AIG | First Quarter 2026 Form 10-Q	61

ITEM 2 | Insurance Reserves

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

Three Months Ended March 31,
(in millions)	2026	2025
Balance at beginning of year, net of discount	$273	$284
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	—	—
Amortization attributed to deferred gain at inception(b)	(26)	(31)
Amortization attributed to changes in deferred gain(c)	6	14
Changes in discount on ceded loss reserves	53	1
Balance at end of period, net of discount	$306	$268
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
Fortitude Re
Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our run-off operations. Those reinsurance transactions were designed to consolidate most of our insurance run-off lines into a single legal entity. As of March 31, 2026, $3.1 billion of reserves related to business written by multiple wholly-owned AIG subsidiaries had been ceded to Fortitude Re under these reinsurance transactions.

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
For information regarding our liquidity risk framework, see Part II, Item 7. MD&A – Enterprise Risk Management and Part II, Item 7. MD&A – Enterprise Risk Management – Liquidity Risk in the 2025 Annual Report.
We believe that we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations to policyholders, customers, creditors and debt-holders, including those arising from reasonably foreseeable contingencies or events. Nevertheless, some circumstances may cause our cash or capital needs to exceed projected liquidity or readily deployable capital resources.
For information regarding risks associated with our liquidity and capital resources, see Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit in the 2025 Annual Report.
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

62	AIG | First Quarter 2026 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS
Sources
Liquidity to AIG Parent from Subsidiaries
During the three months ended March 31, 2026, our General Insurance companies distributed dividends of $0.7 billion to AIG Parent or applicable intermediate holding companies.
Sale of Corebridge Shares by AIG
In February 2026, we sold 24.7 million shares of Corebridge common stock at a per share purchase price of $30.42. The aggregate proceeds to AIG Parent were $750 million. As of March 31, 2026, we owned 25,457,020 shares of Corebridge common stock.
Uses
General Borrowings
We made interest payments on our general borrowings totaling $65 million during the three months ended March 31, 2026.
Dividends
We made a cash dividend payment in the amount of $0.45 per share on AIG Common Stock for the three month period ended March 31, 2026, totaling $241 million in the aggregate.
Repurchases of Common Stock
During the three months ended March 31, 2026, AIG Parent repurchased approximately 7 million shares of AIG Common Stock, for an aggregate purchase price of approximately $0.5 billion. Pursuant to a Rule 10b5-1 plan, from April 1, 2026 to April 24, 2026, AIG Parent repurchased approximately 3 million shares of AIG Common Stock for an aggregate purchase price of approximately $209 million.
Acquisition of Convex Group Limited (Convex) and Onex Corporation (Onex)
On February 6, 2026, AIG closed its previously announced acquisitions of (i) a 35 percent equity interest in Convex for $2.1 billion and (ii) a 9.9 percent ownership stake in Onex, for $642 million.
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
Interest payments totaled $67 million and $72 million in the three months ended March 31, 2026 and 2025, respectively. Excluding interest payments, AIG had operating cash inflows of $222 million and $16 million in the three months ended March 31, 2026 and 2025, respectively.
Investing Cash Flow Activities
Net cash provided by investing activities in the three months ended March 31, 2026 was $833 million compared to $2.8 billion in the prior year period.
Financing Cash Flow Activities
Net cash used in financing activities in the three months ended March 31, 2026 totaled $799 million, reflecting:
•$241 million to pay dividends of $0.45 per share on AIG Common Stock; and
•$0.5 billion to repurchase approximately 7 million shares of AIG Common Stock.
Net cash used in financing activities in the three months ended March 31, 2025 totaled $2.7 billion reflecting:
•$234 million to pay dividends of $0.40 per share on AIG Common Stock;
•$2.2 billion to repurchase approximately 29 million shares of AIG Common Stock; and
•$247 million in net outflows from the issuance and repayment of long-term debt.

AIG | First Quarter 2026 Form 10-Q	63

ITEM 2 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES OF AIG PARENT AND SUBSIDIARIES
AIG Parent
As of March 31, 2026 and December 31, 2025, respectively, AIG Parent had approximately $6.4 billion and $9.3 billion in liquidity sources held in the form of cash, short-term investments and AIG Parent's committed, revolving syndicated credit facility of $3.0 billion. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and dividends on AIG Common Stock.
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
The primary uses of liquidity are paid losses, reinsurance payments, interest payments, dividends, expenses, investment purchases and collateral requirements. Payments of dividends to AIG Parent or intermediate holding companies by insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. For information regarding restrictions on payments of dividends by our subsidiaries, see Note 18 to the Consolidated Financial Statements in the 2025 Annual Report.
Our insurance companies may require additional funding to meet capital or liquidity needs under certain circumstances. For example, large catastrophes may require us to provide additional support to the affected operations of our insurance companies.
We are party to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by us in the event of a drawdown. Letters of credit issued in support of our insurance companies totaled approximately $2.2 billion at March 31, 2026.
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
As of March 31, 2026, a total of $3.0 billion remained available under the Facility.
CONTRACTUAL OBLIGATIONS
As of March 31, 2026, there have been no material changes in our contractual obligations from December 31, 2025, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Contractual Obligations in the 2025 Annual Report.
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As of March 31, 2026, there have been no material changes in our off-balance sheet arrangements and commercial commitments from December 31, 2025, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Off-Balance Sheet Arrangements and Commercial Commitments in the 2025 Annual Report.

64	AIG | First Quarter 2026 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

DEBT
We expect to service and repay general borrowings through maturing investments and dispositions of invested assets, future cash flows from operations, cash flows generated from invested assets, future debt or preferred stock issuances and other financing arrangements.
The following table provides the rollforward of our total debt outstanding:

Three Months Ended March 31, 2026	Balance, Beginning of Year	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes	Balance, End of Period
(in millions)
General borrowings:
Notes and bonds payable	$8,529	$—	$—	$(28)	$2	$8,503
Junior subordinated debt	481	—	—	—	—	481
Total general borrowings	9,010	—	—	(28)	2	8,984
Borrowings supported by assets	25	—	(7)	—	(1)	17
Total long-term debt	$9,035	$—	$(7)	$(28)	$1	$9,001
Debt of consolidated investment entities - not guaranteed by AIG(a)	$156	$—	$(1)	$—	$—	$155
(a)Includes debt of consolidated investment entities related to real estate investments.
Debt Maturities
The following table summarizes maturing long-term debt at March 31, 2026 of AIG for the next four quarters:

	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
(in millions)	2026	2026	2026	2027	Total
General borrowings	$—	$—	$28	$—	$28

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

March 31, 2026		Remainder	Year Ending
(in millions)	Total	of 2026	2027	2028	2029	2030	2031	Thereafter
General borrowings:
Notes and bonds payable	$8,503	$28	$945	$685	$204	$959	$—	$5,682
Junior subordinated debt	481	—	—	—	—	—	—	481
Total general borrowings	8,984	28	945	685	204	959	—	6,163
Borrowings supported by assets	17	—	—	—	—	—	—	17
Total long-term debt*	$9,001	$28	$945	$685	$204	$959	$—	$6,180
*Does not reflect $155 million of notes issued by consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.
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

AIG | First Quarter 2026 Form 10-Q	65

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
For information regarding the effects of downgrades in our credit ratings and financial strength ratings, see Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit – “A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, results of operations, financial condition and liquidity” in the 2025 Annual Report and Note 10 to the Condensed Consolidated Financial Statements.
REGULATION AND SUPERVISION
For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources, see Part I, Item 1. Business – Regulation and Part I, Item 1A. Risk Factors – Regulation in the 2025 Annual Report.
DIVIDENDS
On April 30, 2026, our Board of Directors (the Board) declared a cash dividend on AIG Common Stock of $0.50 per share, an 11 percent increase from prior quarterly dividends on AIG Common Stock, payable on June 29, 2026 to shareholders of record as of June 15, 2026.
The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors. For further detail on our dividends, see Note 13 to the Condensed Consolidated Financial Statements.
REPURCHASES OF AIG COMMON STOCK
The Board has authorized the repurchase of shares of AIG Common Stock and as of April 24, 2026, $3.2 billion remained under the Board's authorization. During the three months ended March 31, 2026, AIG Parent repurchased approximately 7 million shares of AIG Common Stock for an aggregate purchase price of $0.5 billion. Pursuant to a Rule 10b5-1 plan, from April 1, 2026 to April 24, 2026, AIG Parent repurchased approximately 3 million shares of AIG Common Stock for an aggregate purchase price of approximately $209 million.
The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors, as discussed further in Note 13 to the Condensed Consolidated Financial Statements.

66	AIG | First Quarter 2026 Form 10-Q

ITEM 2 | Enterprise Risk Management

Enterprise Risk Management
Risk management is an integral part of our business strategy and a key element of our approach to corporate governance. We have an integrated process for managing risks throughout our organization in accordance with our firm-wide risk appetite. Our Board of Directors has oversight responsibility for the management of risk. Our Enterprise Risk Management (ERM) Department oversees and integrates the risk management functions in our business and embeds risk management in our day-to-day business processes, providing senior management with a consolidated view of AIG’s major risk positions. Nevertheless, our risk management efforts may not always be successful and material adverse effects on our business, results of operations, cash flows, liquidity or financial condition may occur. For further information regarding the risks associated with our business and operations, see Part I, Item 1A. Risk Factors in the 2025 Annual Report.
AIG employs a Three Lines model. AIG’s business leaders assume full accountability for the risks and controls in their segments and functions, and ERM and other second line functions have review, challenge and oversight function. The third line consists of our Internal Audit Group that provides independent assurance to AIG’s Board of Directors.
For additional information on AIG’s risk management program, see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2025 Annual Report.
The scope and magnitude of our market risk exposures is managed under a robust framework that contains defined risk limits and minimum standards for managing market risk in a manner consistent with our risk appetite statement. As of March 31, 2026, there have been no material changes in our market risk exposures, which may be found in Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2025 Annual Report. See Part I, Item 1A. Risk Factors in the 2025 Annual Report on how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

AIG | First Quarter 2026 Form 10-Q	67

Glossary

Glossary
Accident year The annual calendar accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.
Accident year combined ratio, as adjusted (Accident year combined ratio, ex-CAT) The combined ratio excluding catastrophe losses and related reinstatement premiums, net of reinsurance, and prior year development, net of prior year premiums, net of reinsurance, and the impact of reserve discounting.
Accident year loss ratio, as adjusted (Accident year loss ratio, ex-CAT) The loss ratio excluding catastrophe losses and related reinstatement premiums, net of reinsurance, and prior year development, net of prior year premiums, net of reinsurance, and the impact of reserve discounting.
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
IBNR Incurred But Not Reported Estimates of claims that have been incurred but not reported to us.

68	AIG | First Quarter 2026 Form 10-Q

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

AIG | First Quarter 2026 Form 10-Q	69

Acronyms

Acronyms

A&H	Accident and Health Insurance	ISDA	International Swaps and Derivatives Association, Inc.
ABS	Asset-Backed Securities	Moody's	Moody's Investors Service, Inc.
APTI	Adjusted pre-tax income	NAIC	National Association of Insurance Commissioners
CDS	Credit Default Swap	NM	Not Meaningful
CLO	Collateralized Loan Obligations	ORR	Obligor Risk Ratings
CMBS	Commercial Mortgage-Backed Securities	RMBS	Residential Mortgage-Backed Securities
ERM	Enterprise Risk Management	S&P	Standard & Poor's Financial Services LLC
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
GAAP	Accounting Principles Generally Accepted in the United States of America	VIE	Variable Interest Entity

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is set forth in the Enterprise Risk Management section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by American International Group, Inc. (AIG) management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2026. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

70	AIG | First Quarter 2026 Form 10-Q

Part II – Other Information
ITEM 1 | Legal Proceedings
For a discussion of legal proceedings, see Note 12 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A | Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in the 2025 Annual Report.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended March 31, 2026:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1-31	1,330,605	$75.15	1,330,605	$3,812
February 1-28	1,883,456	78.71	1,883,456	3,664
March 1-31	3,529,553	76.54	3,529,553	3,394
Total	6,743,614	$76.87	6,743,614	$3,394
*Excludes excise tax of $5 million due to the Inflation Reduction Act of 2022 for the three months ended March 31, 2026.
During the three months ended March 31, 2026, American International Group, Inc. repurchased approximately 7 million shares of AIG common stock, par value $2.50 per share (AIG Common Stock) for an aggregate purchase price of $0.5 billion. From April 1, 2026 to April 24, 2026, we repurchased approximately 3 million shares of AIG Common Stock for an aggregate purchase price of approximately $209 million.
Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through Rule 10b5-1 plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

ITEM 5 | Other Information
None.

AIG | First Quarter 2026 Form 10-Q	71

ITEM 6 | Exhibits
Exhibit Index

Exhibit Number	Description	Location
10	(1) Letter Agreement, dated December 20, 2023, between AIG and Rose Marie Glazer*	Filed herewith.
	(2) Letter Agreement including Non-Solicitation and Non-Disclosure Agreement, dated January 1, 2026, between AIG and Eric Andersen*	Filed herewith.
	(3) Amendment to Employment Agreement, effective January 3, 2026, between AIG and Peter Zaffino*	Filed herewith.
22	Guaranteed Securities	None.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Furnished herewith.
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2026 and 2025, (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2026 and 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025 and (vi) the Notes to the Condensed Consolidated Financial Statements
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

72	AIG | First Quarter 2026 Form 10-Q

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ KEITH WALSH
Keith Walsh
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/S/ KATHLEEN CARBONE
Kathleen Carbone
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: May 1, 2026

AIG | First Quarter 2026 Form 10-Q	73