Form 10-Q
period 2026-06-30
AMERICAN INTERNATIONAL GROUP, INC.
filed 2026-08-07
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2026, there were 522,893,169 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

FORM 10-Q

AIG | Second Quarter 2026 Form 10-Q	1

Part I – Financial Information
Item 1. | Financial Statements

American International Group, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	June 30, 2026	December 31, 2025
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $35 in 2026 and $37 in 2025 (amortized cost: 2026 - $72,710; 2025 - $71,772)	$71,472	$71,032
Other bond securities, at fair value	667	741
Equity securities, at fair value	1,034	502
Mortgage and other loans receivable, net of allowance for credit losses of $37,714 in 2026 and $37,747 in 2025	2,599	2,887
Other invested assets (portion measured at fair value: 2026 - $3,120; 2025 - $5,011)	6,841	6,696
Short-term investments, including restricted cash of $58 in 2026 and $55 in 2025 (portion measured at fair value: 2026 - $5,213; 2025 - $5,909)	9,063	11,141
Total investments	91,676	92,999
Cash	1,490	1,274
Accrued investment income	719	691
Premiums and other receivables, net of allowance for credit losses and disputes of $134 in 2026 and $131 in 2025	12,761	10,441
Reinsurance assets - Fortitude Re	3,039	3,167
Reinsurance assets - other, net of allowance for credit losses and disputes of $247 in 2026 and $248 in 2025	35,755	34,829
Deferred income tax assets	4,876	5,096
Deferred policy acquisition costs	2,217	2,106
Goodwill	3,422	3,435
Deposit accounting assets, net of allowance for credit losses of $49 in 2026 and $49 in 2025	2,546	2,443
Other assets, including restricted cash of $17 in 2026 and $16 in 2025 (portion measured at fair value: 2026 - $3; 2025 - $135)	4,963	4,773
Total assets	$163,464	$161,254
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2026 and $14 in 2025	$69,852	$70,666
Unearned premiums	20,035	17,991
Future policy benefits	1,302	1,385
Other policyholder funds	321	352
Fortitude Re funds withheld payable (portion measured at fair value: 2026 - $(75); 2025 - $(92))	2,903	3,038
Premiums and other related payables	7,451	5,448
Deposit accounting liabilities	3,340	3,295
Commissions and premium taxes payable	1,506	1,556
Current and deferred income tax liabilities	636	661
Other liabilities (portion measured at fair value: 2026 - $192; 2025 - $162)	6,365	6,509
Long-term debt	8,973	9,035
Debt of consolidated investment entities	154	156
Total liabilities	122,838	120,092
Contingencies, commitments and guarantees (See Note 12)
AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2026 - 1,906,671,492 and 2025 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2026 - 1,381,952,801 shares; 2025 - 1,368,489,324 shares of common stock	(72,283)	(71,199)
Additional paid-in capital	75,341	75,373
Retained earnings	38,388	37,186
Accumulated other comprehensive loss	(5,606)	(4,987)
Total AIG shareholders’ equity	40,606	41,139
Non-redeemable noncontrolling interests	20	23
Total equity	40,626	41,162
Total liabilities and equity	$163,464	$161,254
See accompanying Notes to Condensed Consolidated Financial Statements.

2	AIG | Second Quarter 2026 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per common share data)	2026	2025	2026	2025
Revenues:
Premiums	$6,221	$5,877	$12,293	$11,647
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	1,091	1,427	1,780	2,492
Net investment income - Fortitude Re funds withheld assets	36	39	59	79
Total net investment income	1,127	1,466	1,839	2,571
Net realized losses:
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(208)	(192)	(340)	(252)
Net realized losses on Fortitude Re funds withheld assets	(6)	(52)	(19)	(54)
Net realized losses on Fortitude Re funds withheld embedded derivative	(51)	(14)	(41)	(55)
Total net realized losses	(265)	(258)	(400)	(361)
Other income	2	6	3	17
Total revenues	7,085	7,091	13,735	13,874
Benefits, losses and expenses:
Losses and loss adjustment expenses incurred	3,584	3,493	7,059	7,287
Amortization of deferred policy acquisition costs	900	847	1,724	1,672
General operating and other expenses	1,231	1,162	2,368	2,277
Interest expense	100	100	200	192
(Gain) loss on extinguishment of debt	—	(5)	—	(5)
Net (gain) loss on divestitures and other	6	(50)	133	(53)
Total benefits, losses and expenses	5,821	5,547	11,484	11,370
Income before income tax expense	1,264	1,544	2,251	2,504
Income tax expense	316	400	540	662
Net income	948	1,144	1,711	1,842
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income attributable to AIG common shareholders	$948	$1,144	$1,711	$1,842
Net income per common share attributable to AIG common shareholders:
Basic	$1.79	$2.00	$3.21	$3.16
Diluted	$1.78	$1.98	$3.18	$3.13
Weighted average shares outstanding:
Basic	529,539,714	572,817,409	533,775,623	583,272,826
Diluted	533,574,538	577,941,232	537,846,532	588,534,928
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Second Quarter 2026 Form 10-Q	3

American International Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Net income	$948	$1,144	$1,711	$1,842
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	1	(6)	—	(2)
Change in unrealized appreciation (depreciation) of all other investments	108	492	(508)	917
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	5	1	9	7
Change in foreign currency translation adjustments	(11)	429	(132)	623
Change in retirement plan liabilities adjustment	6	—	12	7
Other comprehensive income (loss)	109	916	(619)	1,552
Comprehensive income	1,057	2,060	1,092	3,394
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	1
Comprehensive income attributable to AIG	$1,057	$2,060	$1,092	$3,393
See accompanying Notes to Condensed Consolidated Financial Statements.

4	AIG | Second Quarter 2026 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Equity (unaudited)

(in millions, except per share data)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Three Months Ended June 30, 2026
Balance, beginning of period	$4,766	$(71,647)	$75,297	$37,704	$(5,715)	$40,405	$24	$40,429
Common stock issued under stock plans	—	12	(7)	—	—	5	—	5
Purchase of common stock	—	(648)	—	—	—	(648)	—	(648)
Net income attributable to AIG or noncontrolling interests	—	—	—	948	—	948	—	948
Dividends on common stock ($0.50 per share)	—	—	—	(263)	—	(263)	—	(263)
Other comprehensive income	—	—	—	—	109	109	—	109
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Other	—	—	51	(1)	—	50	—	50
Balance, end of period	$4,766	$(72,283)	$75,341	$38,388	$(5,606)	$40,606	$20	$40,626

Three Months Ended June 30, 2025
Balance, beginning of period	$4,766	$(67,662)	$75,251	$35,540	$(6,464)	$41,431	$28	$41,459
Common stock issued under stock plans	—	38	(5)	—	—	33	—	33
Purchase of common stock	—	(1,805)	—	—	—	(1,805)	—	(1,805)
Net income attributable to AIG or noncontrolling interests	—	—	—	1,144	—	1,144	—	1,144
Dividends on common stock ($0.45 per share)	—	—	—	(254)	—	(254)	—	(254)
Other comprehensive income	—	—	—	—	916	916	—	916
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Other	—	(1)	43	(6)	—	36	4	40
Balance, end of period	$4,766	$(69,430)	$75,289	$36,424	$(5,548)	$41,501	$28	$41,529

Six Months Ended June 30, 2026
Balance, beginning of the year	$4,766	$(71,199)	$75,373	$37,186	$(4,987)	$41,139	$23	$41,162
Common stock issued under stock plans	—	88	(156)	—	—	(68)	—	(68)
Purchase of common stock	—	(1,172)	—	—	—	(1,172)	—	(1,172)
Net income attributable to AIG or noncontrolling interests	—	—	—	1,711	—	1,711	—	1,711
Dividends on common stock ($0.95 per share)	—	—	—	(504)	—	(504)	—	(504)
Other comprehensive loss	—	—	—	—	(619)	(619)	—	(619)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Other	—	—	124	(5)	—	119	1	120
Balance, end of period	$4,766	$(72,283)	$75,341	$38,388	$(5,606)	$40,606	$20	$40,626

Six Months Ended June 30, 2025
Balance, beginning of year	$4,766	$(65,573)	$75,348	$35,079	$(7,099)	$42,521	$29	$42,550
Common stock issued under stock plans	—	199	(173)	—	—	26	—	26
Purchase of common stock	—	(4,056)	—	—	—	(4,056)	—	(4,056)
Net income attributable to AIG or noncontrolling interests	—	—	—	1,842	—	1,842	—	1,842
Dividends on common stock ($0.85 per share)	—	—	—	(488)	—	(488)	—	(488)
Other comprehensive income	—	—	—	—	1,551	1,551	1	1,552
Distributions to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Other	—	—	114	(9)	—	105	3	108
Balance, end of period	$4,766	$(69,430)	$75,289	$36,424	$(5,548)	$41,501	$28	$41,529
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Second Quarter 2026 Form 10-Q	5

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$1,711	$1,842
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net losses on sales of securities available for sale and other assets	265	453
Net (gain) loss on divestitures and other	133	(53)
Gain on extinguishment of debt	—	(5)
Unrealized (gains) losses in earnings - net	112	(805)
Equity in (income) loss from equity method investments, net of dividends or distributions	(27)	13
Depreciation and other amortization	1,788	1,749
Changes in operating assets and liabilities:
Insurance reserves	1,865	754
Premiums and other receivables and payables - net	(754)	(813)
Reinsurance assets, net	(876)	(598)
Capitalization of deferred policy acquisition costs	(1,904)	(1,688)
Current and deferred income taxes - net	247	501
Other, net	(689)	(15)
Total adjustments	160	(507)
Net cash provided by operating activities	1,871	1,335
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	6,241	7,387
Other securities	895	86
Other invested assets	1,430	1,342
Maturities of fixed maturity securities available for sale	5,557	4,101
Principal payments received on and sales of mortgage and other loans receivable	317	660
Purchases of:
Available for sale securities	(12,901)	(13,300)
Other securities	(711)	(76)
Other invested assets	(2,473)	(718)
Mortgage and other loans receivable	(61)	(202)
Net change in short-term investments	2,057	4,449
Other, net	(270)	(414)
Net cash provided by investing activities	81	3,315
Cash flows from financing activities:
Proceeds from (payments for)
Issuance of long-term debt	—	1,241
Repayments of long-term debt	(15)	(1,087)
Purchase of common stock	(1,153)	(4,007)
Dividends on common stock	(504)	(488)
Other, net	(47)	129
Net cash used in financing activities	(1,719)	(4,212)
Effect of exchange rate changes on cash and restricted cash	(13)	31
Net increase in cash and restricted cash	220	469
Cash and restricted cash at beginning of year	1,345	1,372
Cash and restricted cash at end of period	$1,565	$1,841

6	AIG | Second Quarter 2026 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)(continued)
Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Six Months Ended June 30,
(in millions)	2026	2025
Cash	$1,490	$1,825
Restricted cash included in Short-term investments*	58	2
Restricted cash included in Other assets*	17	14
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$1,565	$1,841
Cash paid during the period for:
Interest	$205	$200
Taxes	$293	$158
Non-cash investing activities:
Fixed maturity securities and other invested assets transferred in connection with reinsurance transactions	$—	$(17)
*Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to real estate.
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Second Quarter 2026 Form 10-Q	7

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
In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein. Results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2026 and prior to the issuance of these Condensed Consolidated Financial Statements. There were no significant subsequent events that required disclosure.
STRATEGIC INVESTMENTS
On February 6, 2026, AIG closed its previously announced acquisitions of (i) a 35 percent equity interest in Convex Group Limited (Convex), a global specialty insurer, for $2.1 billion and (ii) a 9.9 percent ownership stake in Onex Corporation (Onex), a global asset manager, for $642 million. AIG reflects its interest in Convex as an equity method investment in Other invested assets. The difference between the purchase price and the value of the underlying net assets acquired is primarily comprised of intangible assets and other basis differences of $520 million and goodwill of $440 million. AIG records its proportionate share of Convex’s net income less amortization of the basis differences described above as a component of Net investment income reported in General Insurance.
On December 23, 2025, AIG entered into a whole account quota share agreement with Convex to reinsure 7.5 percent, 10.0 percent and 12.5 percent of Convex’s underwriting portfolio beginning in 2026, 2027 and 2028, respectively. The quota share agreement became effective starting on January 1, 2026.
SALE OF ASSETS
Corebridge
On February 17, 2026, Corebridge Financial, Inc. (Corebridge) purchased 24.7 million shares of Corebridge common stock from AIG at a per share purchase price of $30.42 with aggregate proceeds to AIG Parent of $750 million. On March 23, 2026, in light of the reduction in AIG’s ownership interest in Corebridge, the two remaining AIG designees resigned from Corebridge's board of directors. As of March 31, 2026, we concluded that we no longer have the ability to exert significant influence over Corebridge. AIG's interest in Corebridge changed from being recognized as an equity method investment in Other invested assets to an equity security, at fair value on our Condensed Consolidated Balance Sheets. AIG continued to use Corebridge’s stock price as its fair value for reporting purposes. Dividends received from Corebridge and changes in its stock price continued to be recognized in Net investment income.
On May 7, 2026, we sold 25.5 million shares of Corebridge common stock, representing our remaining interest in Corebridge, at a per share purchase price of $27.90. The aggregate proceeds to AIG Parent were approximately $710 million.

8	AIG | Second Quarter 2026 Form 10-Q

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

2. Summary of Significant Accounting Policies
FUTURE APPLICATION OF ACCOUNTING STANDARDS
Disaggregation of Income Statement Expenses
On November 4, 2024, the FASB issued new guidance that is intended to improve disclosures regarding the nature of expenses included in the income statement. The standard will require companies to disaggregate certain expense captions into specified categories in disclosures within notes to the financial statements and provide qualitative descriptions for those that are not separately disclosed. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements can be applied prospectively or retrospectively for prior periods presented when adopted. We are assessing the impact of adopting these disclosures.
Improvements to Internal-use Software
In September 2025, the FASB issued targeted improvements to modernize the accounting for software development costs. Under the new guidance, qualifying costs will be capitalized when management authorizes a project and it is probable the project will be completed and used to perform the intended function, rather than when a project reaches the application development stage under existing guidance. The effective date for the standard is for annual periods beginning after December 15, 2027 and interim reporting periods within those fiscal years. Early adoption is permitted. The amendments can be applied either prospectively, retrospectively or utilizing a modified transition approach. We are assessing the impact and approach towards adopting the standard.

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

AIG | Second Quarter 2026 Form 10-Q	9

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
The following table presents AIG’s operations by segment:

Three Months Ended June 30, 2026
(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Pre-tax Income (Loss)
North America Commercial	$3,125	$2,324	$1,410	$248	$38	$256	$372
International Commercial	2,588	2,272	1,344	304	102	322	200
Global Personal	1,803	1,600	851	342	80	213	114
Total General Insurance(c)	$7,516	$6,196	$3,605	$894	$220	$791	$686	$871	$1,546
Interest expense								—	(99)
Other Operations								36	(43)
Elimination and consolidations								1	—
Total								908	1,404
Reconciling items:
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares								173	173
Other income (expense) - net								1	—
Net investment income on Fortitude Re funds withheld assets								36	36
Net realized losses on Fortitude Re funds withheld assets								—	(6)
Net realized losses on Fortitude Re funds withheld embedded derivative								—	(51)
Net realized losses(d)								—	(208)
Net gain (loss) on divestitures and other(e)								—	(6)
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	67
Net loss reserve discount charge								—	(28)
Net results of businesses in run-off(f)								9	(1)
Non-operating pension expenses								—	1
Integration and transaction costs associated with acquiring or divesting businesses								—	(41)
Restructuring and other costs								—	(71)
Non-recurring costs related to regulatory or accounting changes								—	(5)
Total AIG Consolidated								$1,127	$1,264

10	AIG | Second Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Three Months Ended June 30, 2025
(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Pre-tax Income (Loss)
North America Commercial	$2,863	$2,133	$1,340	$206	$46	$240	$301
International Commercial	2,325	2,124	1,170	269	84	301	300
Global Personal	1,692	1,621	918	371	71	236	25
Total General Insurance(c)	$6,880	$5,878	$3,428	$846	$201	$777	$626	$871	$1,492
Interest expense								—	(101)
Other Operations								88	2
Elimination and consolidations								(4)	(2)
Total								955	1,391
Reconciling items:
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares								464	464
Gain on extinguishment of debt								—	5
Net investment income on Fortitude Re funds withheld assets								39	39
Net realized losses on Fortitude Re funds withheld assets								—	(52)
Net realized losses on Fortitude Re funds withheld embedded derivative								—	(14)
Net realized losses(d)								—	(191)
Net gain (loss) on divestitures and other								—	50
Non-operating litigation reserves and settlements								—	2
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	(53)
Net loss reserve discount charge								—	(12)
Net results of businesses in run-off(f)								8	2
Non-operating pension expenses								—	(5)
Integration and transaction costs associated with acquiring or divesting businesses								—	(1)
Restructuring and other costs								—	(78)
Non-recurring costs related to regulatory or accounting changes								—	(3)
Total AIG Consolidated								$1,466	$1,544

Six Months Ended June 30, 2026
(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Pre-tax Income (Loss)
North America Commercial	$4,730	$4,577	$2,831	$461	$106	$480	$699
International Commercial	5,038	4,459	2,590	582	187	622	478
Global Personal	3,347	3,212	1,693	669	160	407	283
Total General Insurance(c)	$13,115	$12,248	$7,114	$1,712	$453	$1,509	$1,460	$1,735	$3,174
Interest expense								—	(199)
Other Operations								88	(68)
Total								1,823	2,907
Reconciling items:
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares								(64)	(64)
Other income (expense) - net								3	—
Net investment income on Fortitude Re funds withheld assets								59	59
Net realized losses on Fortitude Re funds withheld assets								—	(19)
Net realized losses on Fortitude Re funds withheld embedded derivative								—	(41)
Net realized losses(d)								—	(344)
Net gain (loss) on divestitures and other(e)								—	(133)
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	75
Net loss reserve discount benefit (charge)								—	20
Net results of businesses in run-off(f)								18	(6)
Non-operating pension expenses								—	2
Integration and transaction costs associated with acquiring or divesting businesses								—	(48)
Restructuring and other costs								—	(147)
Non-recurring costs related to regulatory or accounting changes								—	(10)
Total AIG Consolidated								$1,839	$2,251

AIG | Second Quarter 2026 Form 10-Q	11

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Six Months Ended June 30, 2025
(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Pre-tax Income (Loss)
North America Commercial	$4,037	$4,257	$2,866	$433	$93	$435	$430
International Commercial	4,352	4,175	2,348	514	178	595	540
Global Personal	3,017	3,215	1,980	724	162	450	(101)
Total General Insurance(c)	$11,406	$11,647	$7,194	$1,671	$433	$1,480	$869	$1,607	$2,467
Interest expense								—	(192)
Other Operations								196	27
Elimination and consolidations								(3)	(2)
Total								1,800	2,300
Reconciling items:
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares								681	681
Gain on extinguishment of debt								—	5
Net investment income on Fortitude Re funds withheld assets								79	79
Net realized losses on Fortitude Re funds withheld assets								—	(54)
Net realized losses on Fortitude Re funds withheld embedded derivative								—	(55)
Net realized losses(d)								(2)	(257)
Net gain (loss) on divestitures and other								—	53
Non-operating litigation reserves and settlements								—	13
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	(62)
Net loss reserve discount benefit (charge)								—	(29)
Net results of businesses in run-off(f)								13	7
Non-operating pension expenses								—	(10)
Integration and transaction costs associated with acquiring or divesting businesses								—	(6)
Restructuring and other costs								—	(154)
Non-recurring costs related to regulatory or accounting changes								—	(7)
Total AIG Consolidated								$2,571	$2,504
(a)These represent our significant expense categories of which amounts align with the segment-level information that is regularly provided to the CODMs.
(b)General operating expenses are primarily comprised of employee compensation and benefits, as well as professional fees.
(c)Amortization of intangible assets including renewal rights was $11 million and $5 million for the three months ended June 30, 2026 and 2025, respectively, and $21 million and $9 million for the six months ended June 30, 2026 and 2025, respectively.
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
(e)In the six months ended June 30, 2026, Net gain (loss) on divestitures and other primarily relates to a change in estimate for earn-out considerations associated with the dispositions of Validus Reinsurance, Ltd. and global personal travel and assistance business.
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

12	AIG | Second Quarter 2026 Form 10-Q

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

June 30, 2026	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$524	$2,255	$—	$—	$—	$2,779
Obligations of states, municipalities and political subdivisions	—	2,679	5	—	—	2,684
Non-U.S. governments	87	5,991	—	—	—	6,078
Corporate debt	—	38,201	76	—	—	38,277
RMBS	—	9,618	1,450	—	—	11,068
CMBS	—	4,900	39	—	—	4,939
CLO/ABS	—	3,789	1,858	—	—	5,647
Total bonds available for sale	611	67,433	3,428	—	—	71,472
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	50	—	—	—	50
Non-U.S. governments	—	22	—	—	—	22
Corporate debt	—	207	—	—	—	207
RMBS	—	41	53	—	—	94
CMBS	—	36	—	—	—	36
CLO/ABS	—	153	105	—	—	258
Total other bond securities	—	509	158	—	—	667
Equity securities(b)	1,016	4	14	—	—	1,034
Other invested assets(c)	—	133	96	—	—	229
Derivative assets(d)	—	313	25	(138)	(197)	3
Short-term investments	3,765	1,448	—	—	—	5,213
Total	$5,392	$69,840	$3,721	$(138)	$(197)	$78,618
Liabilities:
Derivative liabilities(d)	$—	$404	$25	$(138)	$(180)	$111
Fortitude Re funds withheld payable	—	—	(75)	—	—	(75)
Other liabilities(d)	—	—	81	—	—	81
Total	$—	$404	$31	$(138)	$(180)	$117

December 31, 2025	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$209	$3,089	$—	$—	$—	$3,298
Obligations of states, municipalities and political subdivisions	—	2,771	4	—	—	2,775
Non-U.S. governments	66	6,427	23	—	—	6,516
Corporate debt	—	37,122	113	—	—	37,235
RMBS	—	8,622	1,546	—	—	10,168
CMBS	—	4,592	24	—	—	4,616
CLO/ABS	—	4,683	1,741	—	—	6,424
Total bonds available for sale	275	67,306	3,451	—	—	71,032
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	51	—	—	—	51
Non-U.S. governments	—	23	—	—	—	23
Corporate debt	—	274	—	—	—	274

AIG | Second Quarter 2026 Form 10-Q	13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

December 31, 2025	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
RMBS	—	46	51	—	—	97
CMBS	—	42	—	—	—	42
CLO/ABS	—	135	119	—	—	254
Total other bond securities	—	571	170	—	—	741
Equity securities(b)	446	1	55	—	—	502
Other invested assets (c)	1,512	143	92	—	—	1,747
Derivative assets(d)	—	312	26	(164)	(169)	5
Short-term investments	4,106	1,803	—	—	—	5,909
Other assets(d)	—	—	130	—	—	130
Total	$6,339	$70,136	$3,924	$(164)	$(169)	$80,066
Liabilities:
Derivative liabilities(d)	$—	$439	$26	$(164)	$(212)	$89
Fortitude Re funds withheld payable	—	—	(92)	—	—	(92)
Other liabilities(d)	—	—	73	—	—	73
Total	$—	$439	$7	$(164)	$(212)	$70
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)As of June 30, 2026, includes AIG's ownership interests in Onex of $563 million.
(c)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $2.9 billion and $3.3 billion as of June 30, 2026 and December 31, 2025, respectively. As of December 31, 2025, includes AIG's ownership interest in Corebridge of $1.5 billion on which AIG elected the fair value option.
(d)Presented as part of Other assets and Other liabilities on the Condensed Consolidated Balance Sheets.
CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three and six months ended June 30, 2026 and 2025 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at June 30, 2026 and 2025:

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income(a)	Other Comprehensive Income (Loss)	Purchases	Sales	Issuances and Settlements(b)	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period
Three Months Ended June 30, 2026
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$4	$—	$—	$2	$(1)	$—	$—	$—	$—	$5
Non-U.S. governments	7	—	—	—	—	—	—	—	(7)	—
Corporate debt	85	1	(6)	2	(2)	(1)	8	—	(11)	76
RMBS	1,486	7	(4)	5	—	(45)	—	—	1	1,450
CMBS	25	(1)	1	—	(6)	—	20	—	—	39
CLO/ABS	1,683	1	(5)	406	(109)	(103)	6	(19)	(2)	1,858
Total bonds available for sale	3,290	8	(14)	415	(118)	(149)	34	(19)	(19)	3,428
Other bond securities:
RMBS	50	—	—	2	—	(1)	—	—	2	53
CLO/ABS	117	(1)	—	—	(9)	(3)	—	—	1	105
Total other bond securities	167	(1)	—	2	(9)	(4)	—	—	3	158
Equity securities	54	3	—	14	(34)	—	—	—	(23)	14
Other invested assets	93	—	—	2	—	(1)	—	—	2	96
Total	$3,604	$10	$(14)	$433	$(161)	$(154)	$34	$(19)	$(37)	$3,696

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income(a)	Other Comprehensive (Income) Loss	Purchases	Sales	Issuances and Settlements(b)	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period
Liabilities:
Fortitude Re funds withheld payable	$(85)	$51	$—	$—	$—	$(41)	$—	$—	$—	$(75)
Other Liabilities	74	7	—	—	—	—	—	—	—	81
Total	$(11)	$58	$—	$—	$—	$(41)	$—	$—	$—	$6

14	AIG | Second Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income(a)	Other Comprehensive Income (Loss)	Purchases	Sales	Issuances and Settlements(b)	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period
Three Months Ended June 30, 2025
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$3	$—	$—	$—	$—	$—	$—	$—	$—	$3
Non-U.S. governments	7	—	—	—	—	(1)	—	—	—	6
Corporate debt	115	1	1	2	(2)	(26)	49	(31)	38	147
RMBS	1,656	8	9	8	—	(47)	—	(1)	—	1,633
CMBS	26	1	1	—	—	(1)	—	(1)	—	26
CLO/ABS	915	5	10	386	(33)	(24)	—	—	(59)	1,200
Total bonds available for sale	2,722	15	21	396	(35)	(99)	49	(33)	(21)	3,015
Other bond securities:
Corporate debt	1	—	—	—	—	—	—	—	—	1
RMBS	50	1	—	—	—	(1)	—	—	—	50
CLO/ABS	120	1	—	1	—	(1)	2	—	—	123
Total other bond securities	171	2	—	1	—	(2)	2	—	—	174
Equity securities	35	3	—	21	(13)	—	—	—	—	46
Other invested assets	76	—	—	1	—	(6)	1	—	21	93
Other assets	129	—	—	—	—	—	—	—	—	129
Total	$3,133	$20	$21	$419	$(48)	$(107)	$52	$(33)	$—	$3,457

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income(a)	Other Comprehensive (Income) Loss	Purchases	Sales	Issuances and Settlements(b)	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period
Liabilities:
Fortitude Re funds withheld payable	$(79)	$14	$—	$—	$—	$(120)	$—	$—	$—	$(185)
Other liabilities	100	(19)	—	—	—	—	—	—	—	81
Total	$21	$(5)	$—	$—	$—	$(120)	$—	$—	$—	$(104)

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income(a)	Other Comprehensive Income (Loss)	Purchases	Sales	Issuances and Settlements(b)	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period
Six Months Ended June 30, 2026
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$4	$—	$—	$2	$(1)	$—	$—	$—	$—	$5
Non-U.S. governments	23	1	—	3	(3)	(3)	—	(14)	(7)	—
Corporate debt	113	1	(8)	6	(7)	(1)	9	(26)	(11)	76
RMBS	1,546	13	(41)	14	—	(91)	8	—	1	1,450
CMBS	24	(1)	1	—	(8)	(2)	25	—	—	39
CLO/ABS	1,741	2	(6)	533	(136)	(261)	6	(19)	(2)	1,858
Total bonds available for sale	3,451	16	(54)	558	(155)	(358)	48	(59)	(19)	3,428
Other bond securities:
RMBS	51	—	—	2	—	(2)	—	—	2	53
CLO/ABS	119	(1)	—	—	(9)	(5)	—	—	1	105
Total other bond securities	170	(1)	—	2	(9)	(7)	—	—	3	158
Equity securities	55	—	—	30	(48)	—	—	—	(23)	14
Other invested assets	92	1	—	3	—	(2)	—	—	2	96
Other assets	130	—	—	—	—	—	—	—	(130)	—
Total	$3,898	$16	$(54)	$593	$(212)	$(367)	$48	$(59)	$(167)	$3,696

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income(a)	Other Comprehensive (Income) Loss	Purchases	Sales	Issuances and Settlements(b)	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period
Liabilities:
Fortitude Re funds withheld payable	$(92)	$41	$—	$—	$—	$(24)	$—	$—	$—	$(75)
Other Liabilities	73	8	—	—	—	—	—	—	—	81
Total	$(19)	$49	$—	$—	$—	$(24)	$—	$—	$—	$6

AIG | Second Quarter 2026 Form 10-Q	15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income(a)	Other Comprehensive Income (Loss)	Purchases	Sales	Issuances and Settlements(b)	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period
Six Months Ended June 30, 2025
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$3	$—	$—	$—	$—	$—	$—	$—	$—	$3
Non-U.S. governments	7	—	—	—	—	(1)	—	—	—	6
Corporate debt	240	(8)	11	5	(6)	(150)	49	(32)	38	147
RMBS	1,894	15	42	8	(3)	(101)	3	(225)	—	1,633
CMBS	26	1	1	—	(4)	(1)	4	(1)	—	26
CLO/ABS	840	6	11	532	(70)	(54)	—	(6)	(59)	1,200
Total bonds available for sale	3,010	14	65	545	(83)	(307)	56	(264)	(21)	3,015
Other bond securities:
Corporate debt	1	—	—	—	—	—	—	—	—	1
RMBS	50	2	—	—	—	(2)	—	—	—	50
CLO/ABS	113	4	—	1	—	(5)	33	(23)	—	123
Total other bond securities	164	6	—	1	—	(7)	33	(23)	—	174
Equity securities	15	4	—	35	(17)	—	9	—	—	46
Other invested assets	163	—	—	1	—	(30)	1	(63)	21	93
Other assets	129	—	—	—	—	—	—	—	—	129
Total	$3,481	$24	$65	$582	$(100)	$(344)	$99	$(350)	$—	$3,457

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income(a)	Other Comprehensive (Income) Loss	Purchases	Sales	Issuances and Settlements(b)	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period
Liabilities:
Fortitude Re funds withheld payable	$(128)	$55	$—	$—	$—	$(112)	$—	$—	$—	$(185)
Other liabilities	100	(19)	—	—	—	—	—	—	—	81
Total	$(28)	$36	$—	$—	$—	$(112)	$—	$—	$—	$(104)
(a)Includes Net realized gains (losses) related to assets of $0 million and $10 million for the three months ended June 30, 2026 and 2025, respectively, and $1 million and $1 million for the six months ended June 30, 2026 and 2025, respectively, and the remainder is recorded in Net investment income. All Net realized and unrealized gains (losses) related to liabilities are recorded in Net realized gains (losses).
(b)There were no issuances during the three and six months ended June 30, 2026 and 2025.
The following table presents the changes in unrealized gains (losses) for financial instruments classified as Level 3 still held at the end of the period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(in millions)	Changes in Unrealized Gains (Losses) Included in Income	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss)	Changes in Unrealized Gains (Losses) Included in Income	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss)	Changes in Unrealized Gains (Losses) Included in Income	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss)	Changes in Unrealized Gains (Losses) Included in Income	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss)
Assets:
Bonds available for sale:
Corporate debt	$—	$(5)	$—	$(6)	$—	$(7)	$—	$—
RMBS	—	(4)	—	(2)	—	(41)	—	15
CMBS	—	1	—	—	—	—	—	—
CLO/ABS	—	(7)	—	9	—	(17)	—	19
Total bonds available for sale	—	(15)	—	1	—	(65)	—	34
Other bond securities:
RMBS	1	—	—	—	1	—	1	—
CLO/ABS	(1)	—	1	—	(2)	—	5	—
Total other bond securities	—	—	1	—	(1)	—	6	—
Equity securities	(1)	—	2	—	(3)	—	2	—
Other invested assets	—	—	(1)	—	1	—	(1)	—
Total	$(1)	$(15)	$2	$1	$(3)	$(65)	$7	$34

Liabilities:
Fortitude Re funds withheld payable	$(18)	$—	$(32)	$—	$(1)	$—	$(34)	$—
Total	$(18)	$—	$(32)	$—	$(1)	$—	$(34)	$—

16	AIG | Second Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2026 and 2025 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
Transfers of Level 3 Assets and Liabilities
Gross Transfers in and out of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs. The transfers of investments into Level 3 assets were due to diminished market transparency and liquidity for individual security types. Transfers of certain investments out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three and six months ended June 30, 2026 and 2025.

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

		June 30, 2026		December 31, 2025
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category*
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$991	$435	$1,184	$527
Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	410	74	516	81
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	31	13	172	11
Private equity secondaries	Investments in a pool of diversified funds across sectors and vintage years	303	74	71	98
Other	Includes multi-strategy funds, co-investments and credit funds in opportunistic and distressed strategies	1,022	481	1,147	549
Total private equity funds		2,757	1,077	3,090	1,266
Hedge funds	Funds that pool money from accredited investors and seek returns by investing in a wide variety of strategies aimed at generating returns independent of overall market direction	134	—	174	—
Total		$2,891	$1,077	$3,264	$1,266
*In the second quarter of 2026, AIG revised the list of investment categories. Historical results have been recast to reflect these changes.
Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one-year or two-year increments. Hedge fund investments included above are generally redeemable with a quarter's notice, subject to underlying fund restrictions.

AIG | Second Quarter 2026 Form 10-Q	17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements
FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended June 30,		Gain (Loss) Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Other bond securities(a)	$13	$16	$10	$27
Alternative investments(b)	(80)	63	(88)	87
Retained investment in Corebridge(c)	—	455	(154)	664
Total gain (loss)	$(67)	$534	$(232)	$778
(a)Includes certain securities supporting the funds withheld arrangements with Fortitude Re. For additional information regarding the gains and losses for Other bond securities, see Note 5. For additional information regarding the funds withheld arrangements with Fortitude Re, see Note 7.
(b)Includes certain hedge funds, private equity funds and real estate investments.
(c)Represents the impact of changes in Corebridge stock price on the value of AIG's ownership interest in Corebridge and gain/loss on sale of shares through March 31, 2026. At March 31, 2026, AIG's interest in Corebridge changed from being recognized as an equity method investment in Other invested assets to an equity security, at fair value. For additional information, see Note 1.
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

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2026
Assets:
Mortgage and other loans receivable	$—	$298	$2,255	$2,553	$2,599
Other invested assets	—	491	12	503	503
Other assets	17	—	—	17	17
Liabilities:
Long-term debt	—	8,562	—	8,562	8,973

December 31, 2025
Assets:
Mortgage and other loans receivable	$—	$334	$2,500	$2,834	$2,887
Other invested assets	—	480	13	493	493
Other assets	16	—	—	16	16
Liabilities:
Long-term debt	—	8,702	—	8,702	9,035
The carrying value of Short-term investments, Cash, Fortitude Re funds withheld payable, and Debt of consolidated investment entities not included above approximated their fair values.

18	AIG | Second Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

5. Investments
SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost and fair value of our available for sale securities:

(in millions)	Amortized Cost	Allowance for Credit Losses(a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
Bonds available for sale:
U.S. government and government sponsored entities	$2,862	$—	$9	$(92)	$2,779
Obligations of states, municipalities and political subdivisions	2,698	—	40	(54)	2,684
Non-U.S. governments	6,381	—	63	(366)	6,078
Corporate debt	39,007	(33)	353	(1,050)	38,277
Mortgage-backed, asset-backed and collateralized:
RMBS	11,168	(2)	222	(320)	11,068
CMBS	4,946	—	29	(36)	4,939
CLO/ABS	5,648	—	22	(23)	5,647
Total mortgage-backed, asset-backed and collateralized	21,762	(2)	273	(379)	21,654
Total bonds available for sale(b)	$72,710	$(35)	$738	$(1,941)	$71,472
December 31, 2025
Bonds available for sale:
U.S. government and government sponsored entities	$3,353	$—	$31	$(86)	$3,298
Obligations of states, municipalities and political subdivisions	2,757	—	71	(53)	2,775
Non-U.S. governments	6,799	(1)	86	(368)	6,516
Corporate debt	37,746	(31)	576	(1,056)	37,235
Mortgage-backed, asset-backed and collateralized:
RMBS	10,137	(4)	294	(259)	10,168
CMBS	4,585	—	67	(36)	4,616
CLO/ABS	6,395	(1)	53	(23)	6,424
Total mortgage-backed, asset-backed and collateralized	21,117	(5)	414	(318)	21,208
Total bonds available for sale(b)	$71,772	$(37)	$1,178	$(1,881)	$71,032
(a)Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in OCI.
(b)At June 30, 2026 and December 31, 2025, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $5.7 billion or 8 percent and $5.9 billion or 8 percent, respectively.

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

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2026
Bonds available for sale:
U.S. government and government sponsored entities	$1,672	$12	$260	$80	$1,932	$92
Obligations of states, municipalities and political subdivisions	546	7	530	47	1,076	54
Non-U.S. governments	1,854	32	1,455	335	3,309	367
Corporate debt	12,120	191	7,146	857	19,266	1,048
RMBS	4,495	53	1,595	262	6,090	315
CMBS	1,436	15	472	21	1,908	36
CLO/ABS	2,060	16	113	7	2,173	23
Total bonds available for sale	$24,183	$326	$11,571	$1,609	$35,754	$1,935

AIG | Second Quarter 2026 Form 10-Q	19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2025
Bonds available for sale:
U.S. government and government sponsored entities	$167	$8	$322	$78	$489	$86
Obligations of states, municipalities and political subdivisions	232	8	515	45	747	53
Non-U.S. governments	1,524	33	1,347	336	2,871	369
Corporate debt	6,031	125	8,165	927	14,196	1,052
RMBS	769	8	1,764	241	2,533	249
CMBS	580	6	523	30	1,103	36
CLO/ABS	883	5	232	18	1,115	23
Total bonds available for sale	$10,186	$193	$12,868	$1,675	$23,054	$1,868
At June 30, 2026, we held 10,882 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 3,996 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2025, we held 7,526 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 4,065 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at June 30, 2026 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available for Sale
The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

June 30, 2026	Total Fixed Maturity Securities Available for Sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
Due in one year or less	$4,386	$4,386
Due after one year through five years	23,220	23,106
Due after five years through ten years	16,033	15,883
Due after ten years	7,276	6,443
Mortgage-backed, asset-backed and collateralized	21,760	21,654
Total	$72,675	$71,472
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
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

(in millions)	June 30, 2026		December 31, 2025
	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
Obligations of states, municipalities and political subdivisions	$50	3%	$51	4%
Non-U.S. governments	22	1	23	2
Corporate debt	207	12	274	22

20	AIG | Second Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

(in millions)	June 30, 2026		December 31, 2025
	Fair Value	Percent of Total	Fair Value	Percent of Total
Mortgage-backed, asset-backed and collateralized:
RMBS	94	6	97	8
CMBS	36	2	42	3
CLO/ABS and other collateralized securities	258	15	254	20
Total mortgage-backed, asset-backed and collateralized	388	23	393	31
Total fixed maturity securities	667	39	741	59
Equity securities*	1,034	61	502	41
Total	$1,701	100%	$1,243	100%
*At June 30, 2026, includes AIG’s interest in Onex of $563 million that is restricted from sale or transfer until February 6, 2029, except in the event of a change in control at Onex.
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	June 30, 2026	December 31, 2025
Alternative investments(a)	$3,048	$3,456
Retained investment in Corebridge using fair value option(b)	—	1,512
Investment in Convex	2,188	—
All other investments(c)	1,605	1,728
Total	$6,841	$6,696
(a)At June 30, 2026, includes hedge funds of $134 million and private equity funds of $2.7 billion. At December 31, 2025, included hedge funds of $175 million and private equity funds of $3.0 billion. Private equity funds investments include limited partnerships, direct equities and real estate partnerships. Also includes investments in real estate, net of accumulated depreciation. At June 30, 2026 and December 31, 2025, the accumulated depreciation was $146 million and $142 million, respectively.
(b)At March 31, 2026, AIG's interest in Corebridge changed from being recognized as an equity method investment in Other invested assets to an equity security, at fair value. On May 7, 2026, AIG sold its remaining interest in Corebridge.
(c)All other investments include bank deposits with a maturity greater than one year and investments in joint ventures with strategic partners, including $254 million and $300 million in DaVinciRe Holdings Ltd, Class D, which is recorded as a measurement alternative equity security at June 30, 2026 and December 31, 2025, respectively.
NET INVESTMENT INCOME
The following table presents the components of Net investment income:

Three Months Ended June 30,	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$901	$20	$921	$876	$16	$892
Other fixed maturity securities	2	12	14	—	16	16
Equity securities(a)	174	—	174	14	—	14
Interest on mortgage and other loans	29	4	33	46	7	53
Alternative investments(b)	15	—	15	48	—	48
Other investments(c)	12	—	12	482	—	482
Total investment income	1,133	36	1,169	1,466	39	1,505
Investment expenses	42	—	42	39	—	39
Net investment income	$1,091	$36	$1,127	$1,427	$39	$1,466

Six Months Ended June 30,	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$1,796	$40	$1,836	$1,666	$38	$1,704
Other fixed maturity securities	1	9	10	—	27	27
Equity securities(a)	97	—	97	23	—	23
Interest on mortgage and other loans	62	9	71	90	14	104
Alternative investments(b)	23	—	23	91	—	91

AIG | Second Quarter 2026 Form 10-Q	21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Six Months Ended June 30,	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Other investments(c)	(117)	1	(116)	699	—	699
Total investment income	1,862	59	1,921	2,569	79	2,648
Investment expenses	82	—	82	77	—	77
Net investment income	$1,780	$59	$1,839	$2,492	$79	$2,571
(a)Includes gain/loss on sale of AIG's remaining interest in Corebridge of $103 million for the three and six months ended June 30, 2026.
(b)Includes income from hedge funds, private equity funds and real estate investments. Hedge funds are generally reported on a one-month lag. Private equity funds are generally reported on a one-quarter lag.
(c)Includes AIG's share of Convex's net income less amortization of intangible asset basis differences. Additionally, includes dividends received from Corebridge, changes in the fair value of AIG's investment in Corebridge and gain/loss on sale of shares of $6 million and $(154) million, respectively, for the three months ended March 31, 2026, $27 million and $455 million, respectively, for the three months ended June 30, 2025, and $58 million and $664 million, respectively, for the six months ended June 30, 2025.
NET REALIZED GAINS AND LOSSES
The following table presents the components of Net realized gains (losses):

Three Months Ended June 30,	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales and impairments of fixed maturity securities	$(59)	$(4)	$(63)	$(102)	$(49)	$(151)
Change in allowance for credit losses on fixed maturity securities	3	—	3	(15)	—	(15)
Change in allowance for credit losses on loans	(1)	—	(1)	45	5	50
Foreign exchange transactions	(8)	1	(7)	(27)	13	(14)
Derivatives and hedge accounting	(20)	(2)	(22)	(98)	(16)	(114)
Sales of alternative investments	(38)	—	(38)	3	—	3
Other*	(85)	(1)	(86)	2	(5)	(3)
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(208)	(6)	(214)	(192)	(52)	(244)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(51)	(51)	—	(14)	(14)
Net realized losses	$(208)	$(57)	$(265)	$(192)	$(66)	$(258)

Six Months Ended June 30,	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales and impairments of fixed maturity securities	$(174)	$(19)	$(193)	$(357)	$(56)	$(413)
Change in allowance for credit losses on fixed maturity securities	1	1	2	(7)	—	(7)
Change in allowance for credit losses on loans	32	1	33	50	9	59
Foreign exchange transactions	(27)	(2)	(29)	193	19	212
Derivatives and hedge accounting	(18)	2	(16)	(126)	(22)	(148)
Sales of alternative investments	(16)	—	(16)	3	—	3
Other*	(138)	(2)	(140)	(8)	(4)	(12)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(340)	(19)	(359)	(252)	(54)	(306)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(41)	(41)	—	(55)	(55)
Net realized losses	$(340)	$(60)	$(400)	$(252)	$(109)	$(361)
*Other includes impairments on investments in private equity and real estate funds.
For the three and six months ended June 30, 2026, the aggregate fair value of available for sale securities sold was $2.7 billion and $6.5 billion, respectively, which resulted in gross realized gains of $18 million and $38 million and gross realized losses of $81 million and $231 million, respectively.
For the three and six months ended June 30, 2025, the aggregate fair value of available for sale securities sold was $2.6 billion and $7.4 billion, respectively, which resulted in gross realized gains of $14 million and $30 million and gross realized losses of $165 million and $443 million, respectively.

22	AIG | Second Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$167	$505	$(500)	$827
Other investments	—	—	(38)	—
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$167	$505	$(538)	$827
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other investments still held at the reporting date:

Three Months Ended June 30,	2026			2025
(in millions)	Equities	Other Invested Assets	Total*	Equities	Other Invested Assets	Total*
Net gains recognized during the period on equity securities and other investments	$174	$5	$179	$14	$512	$526
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	102	(151)	(49)	(12)	34	22
Unrealized gains recognized during the reporting period on equity securities and other investments still held at the reporting date	$72	$156	$228	$26	$478	$504

Six Months Ended June 30,	2026			2025
(in millions)	Equities	Other Invested Assets	Total*	Equities	Other Invested Assets	Total*
Net gains (losses) recognized during the period on equity securities and other investments	$91	$(153)	$(62)	$23	$745	$768
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	119	(162)	(43)	1	33	34
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(28)	$9	$(19)	$22	$712	$734
*Includes unrealized gains (losses) on changes in the fair value of AIG's investment in Corebridge. At March 31, 2026, AIG's interest in Corebridge changed from being recognized as an equity method investment in Other invested assets to an equity security, at fair value. For additional information, see Note 1.
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
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Balance, beginning of year	$38	$30	$37	$38
Additions:
Securities for which allowance for credit losses was not previously recorded	8	18	14	20
Reductions:
Securities sold during the period	(2)	(2)	(5)	(6)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	(9)	—	(11)	2
Write-offs charged against the allowance	—	(1)	—	(9)
Balance, end of period	$35	$45	$35	$45

AIG | Second Quarter 2026 Form 10-Q	23

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
We did not purchase securities with more than insignificant credit deterioration since their origination during the six months ended June 30, 2026 and 2025.
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
At June 30, 2026 and December 31, 2025, the fair value of securities pledged to us under reverse repurchase agreements totaled $2.2 billion and $3.6 billion, respectively, and the carrying value of reverse repurchase agreements totaled $2.1 billion and $3.6 billion, respectively.
All secured financing transactions are collateralized and margined on a daily basis consistent with market standards and subject to enforceable master netting arrangements with rights of set off. We do not currently offset any such transactions.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements and certain reinsurance contracts was $7.2 billion and $7.7 billion at June 30, 2026 and December 31, 2025, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $16 million and $14 million of stock in FHLBs at June 30, 2026 and December 31, 2025, respectively. In addition, our subsidiaries have pledged securities available for sale with a fair value of $2.5 billion at June 30, 2026 and $2.4 billion at December 31, 2025.
Investments held in escrow accounts or otherwise subject to restriction as to their use were $55 million and $54 million, comprised of short-term investments at June 30, 2026, and bonds available for sale and short-term investments at December 31, 2025.

24	AIG | Second Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Reinsurance transactions between AIG and Fortitude Re were structured as modified coinsurance (modco) and loss portfolio transfer arrangements with funds withheld.

6. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	June 30, 2026	December 31, 2025
Commercial mortgages(a)	$2,263	$2,495
Commercial loans, other loans and notes receivable(b)	414	503
Total mortgage and other loans receivable(c)	2,677	2,998
Allowance for credit losses(c)	(78)	(111)
Mortgage and other loans receivable, net(c)	$2,599	$2,887
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in California and New York representing the largest geographic concentrations (aggregating approximately 15 percent and 14 percent, respectively, at June 30, 2026 and 14 percent and 13 percent, respectively, at December 31, 2025).
(b)There were no loans that were held-for-sale carried at lower of cost or market as of June 30, 2026 and December 31, 2025.
(c)Excludes $37.6 billion at both June 30, 2026 and December 31, 2025 of loans receivable from AIG Financial Products Corp. (AIGFP), which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 7 to the Consolidated Financial Statements in the 2025 Annual Report.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of June 30, 2026 and December 31, 2025, $106 million and $160 million, respectively, of commercial mortgage loans were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, accrued interest receivable associated with commercial mortgage loans was $10 million and $11 million, respectively.
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
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents loan-to-value ratios* for commercial mortgages by year of vintage:

June 30, 2026	2026	2025	2024	2023	2022	Prior	Total
(in millions)
Less than 65%	$45	$14	$37	$229	$79	$1,069	$1,473
65% to 80%	—	—	—	—	7	516	523
Greater than 80%	—	—	—	5	23	239	267
Total commercial mortgages	$45	$14	$37	$234	$109	$1,824	$2,263

December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
(in millions)
Less than 65%	$14	$38	$213	$94	$468	$808	$1,635
65% to 80%	—	—	11	—	77	463	551
Greater than 80%	—	—	5	23	47	234	309
Total commercial mortgages	$14	$38	$229	$117	$592	$1,505	$2,495
*The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 65 percent and 71 percent at June 30, 2026 and December 31, 2025, respectively. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.

AIG | Second Quarter 2026 Form 10-Q	25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

The following table presents supplementary credit quality information related to commercial mortgages:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
June 30, 2026
Past Due Status:
In good standing	128	$729	$788	$291	$127	$164	$54	$2,153	95%
90 days or less delinquent	1	—	66	—	—	—	—	66	3
>90 days delinquent or in process of foreclosure	3	—	21	23	—	—	—	44	2
Total*	132	$729	$875	$314	$127	$164	$54	$2,263	100%
Allowance for credit losses		$3	$54	$10	$—	$11	$—	$78	3%

December 31, 2025
Past Due Status:
In good standing	140	$793	$947	$297	$158	$191	$10	$2,396	96%
90 days or less delinquent	1	—	9	—	—	—	—	9	—
>90 days delinquent or in process of foreclosure	4	—	30	60	—	—	—	90	4
Total*	145	$793	$986	$357	$158	$191	$10	$2,495	100%
Allowance for credit losses		$2	$62	$37	$—	$10	$—	$111	4%
*Does not reflect allowance for credit losses.
METHODOLOGY USED TO ESTIMATE THE ALLOWANCE FOR CREDIT LOSSES
For a discussion of our accounting policy for evaluating Mortgage and other loans receivable for impairment, see Note 7 to the Consolidated Financial Statements in the 2025 Annual Report.
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Allowance, beginning of year	$77	$155	$111	$164
Loans charged off	—	(52)	—	(52)
Net charge-offs	—	(52)	—	(52)
Addition to (release of) allowance for loan losses	1	3	(33)	(6)
Allowance, end of period	$78	$106	$78	$106
(a)Excludes $37.6 billion of loan receivable from AIGFP, which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 7 to the Consolidated Financial Statements in the 2025 Annual Report.
Our expectations and models used to estimate the allowance for losses on commercial mortgage loans are regularly updated to reflect the current economic environment.
LOAN MODIFICATIONS
For a discussion of our accounting policy for loan modifications, see Note 7 to the Consolidated Financial Statements in the 2025 Annual Report.
There were no loans that had defaulted during the three and six months ended June 30, 2026 and 2025, that had been previously modified with borrowers experiencing financial difficulties.
AIG closely monitors the performance of the loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans with borrowers experiencing financial difficulty that were modified in the 12 months prior to June 30, 2026 are current and performing in accordance with their modified terms.

26	AIG | Second Quarter 2026 Form 10-Q

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
As of June 30, 2026, $3.0 billion of reserves related to business written by multiple wholly-owned AIG subsidiaries had been ceded to Fortitude Re under these reinsurance transactions.
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	June 30, 2026		December 31, 2025
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$1,672	$1,672	$1,780	$1,780	Fair value through other comprehensive income (loss)
Fixed maturity securities - fair value option	657	657	734	734	Fair value through net investment income
Commercial mortgage and other loans	269	262	359	344	Amortized cost
Short-term investments	275	275	43	43	Fair value through net investment income
Funds withheld investment assets	2,873	2,866	2,916	2,901
Derivative assets, net(b)	—	—	—	—	Fair value through net realized gains (losses)
Other(c)	37	37	137	137	Amortized cost
Total	$2,910	$2,903	$3,053	$3,038
(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $0 million ($0 million after-tax) and $85 million ($67 million after-tax), respectively, for the six months ended June 30, 2026 and for the year ended December 31, 2025.
(b)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $3 million and $31 million, respectively, as of June 30, 2026. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $1 million and $31 million, respectively, as of December 31, 2025. These derivative assets and liabilities are fully collateralized either by cash or securities.
(c)Primarily comprised of Cash and Accrued investment income.
The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net investment income - Fortitude Re funds withheld assets	$36	$39	$59	$79
Net realized losses on Fortitude Re funds withheld assets:
Net realized losses - Fortitude Re funds withheld assets	(6)	(52)	(19)	(54)
Net realized losses - Fortitude Re funds withheld embedded derivative	(51)	(14)	(41)	(55)
Net realized losses on Fortitude Re funds withheld assets	(57)	(66)	(60)	(109)
Loss before income tax benefit	(21)	(27)	(1)	(30)
Income tax benefit(a)	(4)	(5)	—	(6)
Net loss	(17)	(22)	(1)	(24)
Change in unrealized appreciation on available for sale securities(a)	13	25	—	23
Comprehensive income (loss)	$(4)	$3	$(1)	$(1)
(a)The income tax expense (benefit) and the tax impact in Accumulated other comprehensive income (loss) (AOCI) were computed using AIG’s U.S. statutory tax rate of 21 percent.

AIG | Second Quarter 2026 Form 10-Q	27

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
REINSURANCE – CREDIT LOSSES
The total reinsurance recoverables as of June 30, 2026 were $41.6 billion. As of that date, utilizing AIG’s Obligor Risk Ratings (ORRs), (i) approximately 83 percent of the reinsurance recoverables were investment grade; (ii) approximately 15 percent of the reinsurance recoverables were non-investment grade and (iii) approximately 2 percent of the reinsurance recoverables related to entities that were not rated by AIG.
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
As of June 30, 2026 and December 31, 2025, approximately 88 percent and 87 percent, respectively, of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.
For additional information, see Note 8 to the Consolidated Financial Statements in the 2025 Annual Report.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Balance, beginning of period	$295	$279	$297	$269
Addition to (release of) allowance for expected credit losses and disputes, net	6	(4)	5	(1)
Write-offs charged against the allowance for credit losses and disputes	(5)	(1)	(6)	(1)
Other changes	—	2	—	9
Balance, end of period	$296	$276	$296	$276
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
The following table presents a rollforward of DAC:

Six Months Ended June 30,
(in millions)	2026	2025
Balance, beginning of year	$2,106	$2,065
Capitalization	1,885	1,667
Amortization expense	(1,724)	(1,672)
Other, including foreign exchange	(50)	91
Balance, end of period	$2,217	$2,151

28	AIG | Second Quarter 2026 Form 10-Q

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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(b)	Off-Balance Sheet		Total
June 30, 2026
Private equity funds and other investments	$309,437	$2,754	$1,166	(c)	$3,920
Other(a)	5,988	153	286	(d)	439
Total	$315,425	$2,907	$1,452		$4,359
December 31, 2025
Private equity funds and other investments	$403,956	$3,078	$1,219	(c)	$4,297
Other(a)	4,776	188	302	(d)	490
Total	$408,732	$3,266	$1,521		$4,787
(a)At June 30, 2026 and December 31, 2025, excludes approximately $988 million and $1.1 billion, respectively, of VIE assets related to AIGFP and its consolidated subsidiaries, with maximum off-balance sheet exposure to loss of $967 million and $1.1 billion, respectively. For additional information, see Note 7 to the Consolidated Financial Statements in the 2025 Annual Report.
(b)At June 30, 2026 and December 31, 2025, $2.9 billion and $3.3 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.
(c)These amounts represent our unfunded commitments to invest in private equity funds.
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

AIG | Second Quarter 2026 Form 10-Q	29

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2026				December 31, 2025
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Foreign exchange contracts	$362	$24	$1,163	$95	$206	$21	$1,438	$88
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	917	223	993	254	935	227	1,012	258
Foreign exchange contracts	1,644	66	1,315	55	1,154	64	2,576	93
Credit contracts(b)	41	25	46	25	42	26	47	26
Total derivatives, gross	$2,964	$338	$3,517	$429	$2,337	$338	$5,073	$465
Counterparty netting(c)		(138)		(138)		(164)		(164)
Cash collateral(d)		(197)		(180)		(169)		(212)
Total derivatives on Condensed Consolidated Balance Sheets(e)		$3		$111		$5		$89
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)As of June 30, 2026 and December 31, 2025, included CDSs on super senior multi-sector CLO with a net notional amount of $38 million and $38 million (fair value liability of $24 million and $25 million, respectively). The net notional amount represents the maximum exposure to loss on the portfolio.
(c)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(d)Represents cash collateral posted and received that is eligible for netting.
(e)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was $2.9 billion at June 30, 2026 and $3.0 billion at December 31, 2025. Fair value of liabilities related to bifurcated embedded derivatives was zero at both June 30, 2026 and December 31, 2025. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to the funds withheld arrangement with Fortitude Re. For additional information, see Note 7.
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
Collateral posted by us to third parties for derivative transactions was $327 million and $362 million at June 30, 2026 and December 31, 2025, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $232 million and $222 million at June 30, 2026 and December 31, 2025, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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

30	AIG | Second Quarter 2026 Form 10-Q

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
We use foreign currency denominated debt as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For the three and six months ended June 30, 2026, we recognized gains (losses) of $22 million and $50 million, respectively, and for the three and six months ended June 30, 2025, we recognized gains (losses) of $(101) million and $(172) million, respectively, included in Change in foreign currency translation adjustments in OCI related to the net investment hedge relationships.
A qualitative methodology is utilized to assess hedge effectiveness.
The following table presents the gain (loss) recognized in income on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Income for:
(in millions)	Hedging Derivatives(a)	Excluded Components(b)	Hedged Items	Net Impact
Three Months Ended June 30, 2026
Foreign exchange contracts:
Net realized gains/(losses)	$(7)	$(17)	$7	$(17)
Three Months Ended June 30, 2025
Foreign exchange contracts:
Net realized gains/(losses)	$(26)	$(18)	$26	$(18)
Six Months Ended June 30, 2026
Foreign exchange contracts:
Net realized gains/(losses)	$(21)	$(5)	$21	$(5)
Six Months Ended June 30, 2025
Foreign exchange contracts:
Net realized gains/(losses)	$(27)	$(19)	$27	$(19)
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
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
By Derivative Type:
Interest rate contracts	$(2)	$(4)	$(1)	$(5)
Foreign exchange contracts	(22)	(111)	(17)	(144)
Embedded derivatives	(51)	(14)	(41)	(55)
Total	$(75)	$(129)	$(59)	$(204)
By Classification:
Net investment income - Fortitude Re funds withheld assets	$—	$(1)	$—	$(1)
Net realized losses - excluding Fortitude Re funds withheld assets	(22)	(98)	(20)	(126)
Net realized losses on Fortitude Re funds withheld assets*	(53)	(30)	(39)	(77)
Total	$(75)	$(129)	$(59)	$(204)
*Includes over-the-counter derivatives supporting the funds withheld arrangements with Fortitude Re and the embedded derivative contained within the funds withheld payable with Fortitude Re.

AIG | Second Quarter 2026 Form 10-Q	31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Derivatives and Hedge Accounting

CREDIT RISK-RELATED CONTINGENT FEATURES
We estimate that at June 30, 2026, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $4 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $24 million and $25 million at June 30, 2026 and December 31, 2025, respectively. The aggregate fair value of assets posted as collateral under these contracts at June 30, 2026 and December 31, 2025, was approximately $24 million and $25 million, respectively.

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
Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $16.1 billion and $13.8 billion at June 30, 2026 and December 31, 2025, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as deductibles), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At June 30, 2026 and December 31, 2025 we held collateral of approximately $10.2 billion and $9.6 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both June 30, 2026 and December 31, 2025.
The following table presents the rollforward of activity in loss reserves:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Liability for unpaid loss and loss adjustment expenses, beginning of period	$69,963	$68,896	$70,666	$69,168
Reinsurance recoverable	(28,198)	(27,799)	(28,871)	(29,026)
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	41,765	41,097	41,795	40,142
Losses and loss adjustment expenses incurred:
Current year	3,779	3,523	7,440	7,332
Prior years, excluding discount and amortization of deferred gain	(246)	25	(372)	(8)
Prior years, discount charge (benefit)	43	45	18	85
Prior years, amortization of deferred gain on retroactive reinsurance(a)	8	(100)	(27)	(122)
Total losses and loss adjustment expenses incurred	3,584	3,493	7,059	7,287
Losses and loss adjustment expenses paid:
Current year	(885)	(1,023)	(1,365)	(1,452)
Prior years	(2,396)	(2,569)	(5,249)	(5,530)
Total losses and loss adjustment expenses paid	(3,281)	(3,592)	(6,614)	(6,982)
Other changes:
Foreign exchange effect	(26)	895	(220)	1,379
Losses and loss adjustment expenses recognized within net (gain) loss on divestitures	(5)	15	(1)	47
Retroactive reinsurance adjustment (net of discount)(b)	98	(20)	116	15
Other, net of reinsurance recoverables(c)	(141)	—	(141)	—
Total other changes	(74)	890	(246)	1,441

32	AIG | Second Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Insurance Liabilities

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	41,994	41,888	41,994	41,888
Reinsurance recoverable	27,858	27,866	27,858	27,866
Total	$69,852	$69,754	$69,852	$69,754
(a)Includes $8 million and $7 million for the retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), covering U.S. asbestos exposures for the three months ended June 30, 2026 and 2025, respectively, and $23 million and $12 million for the six months ended June 30, 2026 and 2025, respectively.
(b)Includes benefit (charge) from change in discount on retroactive reinsurance of $19 million and $19 million for the three months ended June 30, 2026 and 2025 respectively, and $72 million and $20 million for the six months ended June 30, 2026 and 2025, respectively.
(c)Represents held for sale businesses reclassified to Other liabilities.
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
Prior Year Development
During the three months ended June 30, 2026, we recognized favorable prior year loss reserve development of $246 million, net of external reinsurance but before adverse development reinsurance agreement (ADC) cessions. The development in this period was largely driven by favorable development in U.S. Workers’ Compensation, partially offset by adverse development in U.S. Excess Casualty and U.S. Other Casualty. During the six months ended June 30, 2026, we recognized favorable prior year loss reserve development of $372 million, net of external reinsurance but before ADC cessions. The development in this period was largely driven by favorable experience in U.S. Workers’ Compensation, U.S Property and U.S. Personal Insurance, partially offset by adverse development in U.S. Excess Casualty and U.S. Other Casualty.
During the three months ended June 30, 2025, we recognized unfavorable prior year loss reserve development of $25 million, net of external reinsurance but before ADC cessions. The development in this period was primarily driven by adverse development on U.S. Excess Casualty partially offset by favorable experience in U.S. Workers’ Compensation, U.S. Other Casualty and U.S. Property and Special Risks. During the six months ended June 30, 2025, we recognized favorable prior year loss reserve development of $8 million, net of external reinsurance but before ADC cessions. The development in this period was largely driven by favorable development in U.S. Workers’ Compensation, U.S. Other Casualty, U.S. Property and Special Risks and Global Specialty, partially offset by adverse development on U.S. Excess Casualty.
Discounting of Loss Reserves
At June 30, 2026 and December 31, 2025, the loss reserves reflect a net loss reserve discount of $1.3 billion and $1.2 billion, respectively, including tabular and non-tabular calculations based upon the following assumptions:
•The non-tabular workers’ compensation discount is calculated separately for companies domiciled in New York, Pennsylvania and Delaware, and follows the statutory regulations (prescribed or historically permitted) for each state.
–For New York companies, the discount is based on a 5 percent interest rate and the companies’ own payout patterns.
–The Pennsylvania and Delaware regulators have approved use of a consistent benchmark discount rate and spread (U.S. Treasury rate plus a liquidity premium), subject to a 4.5 percent maximum as stipulated by Delaware, to all of our workers’ compensation reserves in our Pennsylvania domiciled and Delaware domiciled companies, as well as our use of updated payout patterns specific to our primary and excess workers compensation portfolios. In 2020, the regulators also approved that the discount rate will be updated on an annual basis, which was 4.5 percent at June 30, 2026 and December 31, 2025.
•The tabular workers’ compensation discount is calculated based on the mortality rate used in the 2007 U.S. Life table and interest rates prescribed or permitted by each state (i.e. New York is based on 5 percent interest rate and Pennsylvania and Delaware are based on U.S. Treasury rate plus a liquidity premium).
The discount for asbestos reserves has been fully accreted.
At June 30, 2026 and December 31, 2025, the discount consists of $157 million and $141 million of tabular discount, respectively, and $1.1 billion and $1.0 billion of non-tabular discount for workers’ compensation, respectively. During the six months ended June 30, 2026 and 2025, the benefit / (charge) from changes in discount of $20 million and $(29) million, respectively, were recorded as part of Losses and loss adjustment expenses incurred in the Condensed Consolidated Statements of Income (Loss).

AIG | Second Quarter 2026 Form 10-Q	33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Insurance Liabilities

The following table presents the components of the loss reserve discount discussed above:

(in millions)	June 30, 2026	December 31, 2025
U.S. workers' compensation	$2,083	$2,063
Retroactive reinsurance	(819)	(891)
Total reserve discount(a)(b)	$1,264	$1,172
(a)Excludes $163 million and $166 million of discount related to certain long-tail liabilities in the UK at June 30, 2026 and December 31, 2025, respectively.
(b)Includes gross discount of $681 million and $693 million, which was 100 percent ceded to Fortitude Re at June 30, 2026 and December 31, 2025, respectively.
The following table presents the net loss reserve discount benefit (charge):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Current accident year	$15	$33	$38	$56
Accretion and other adjustments to prior year discount	(43)	(45)	(18)	(85)
Net reserve discount benefit (charge)	(28)	(12)	20	(29)
Change in discount on loss reserves ceded under retroactive reinsurance	19	19	72	20
Net change in total reserve discount*	$(9)	$7	$92	$(9)
*Excludes $1 million and $11 million discount related to certain long-tail liabilities in the UK for the three months ended June 30, 2026 and 2025, respectively, and excludes $(3) million and $17 million discount related to certain long-tail liabilities in the UK for the six months ended June 30, 2026 and 2025, respectively.
Amortization of Deferred Gain on Retroactive Reinsurance
Amortization of the deferred gain on retroactive reinsurance includes $(16) million and $93 million related to the adverse development reinsurance cover with NICO for the three months ended June 30, 2026 and 2025, respectively, and $4 million and $110 million for the six months ended June 30, 2026 and 2025, respectively.
Amounts recognized reflect the amortization of the initial deferred gain at inception, as amended for subsequent changes in the deferred gain due to changes in subject reserves.
FUTURE POLICY BENEFITS
Future policy benefits primarily include reserves for certain long-duration contracts that are 100 percent ceded of $763 million and $797 million at June 30, 2026 and December 31, 2025, respectively, certain other long-duration contracts of $532 million and $583 million at June 30, 2026 and December 31, 2025, respectively, and Global Accident & Health contracts.

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
LEGAL CONTINGENCIES
In the ordinary course of business, we are subject to regulatory and government investigations and actions, and litigation and other forms of dispute resolution in proceedings pending in various domestic and foreign jurisdictions. Certain of these matters may involve considerable risk of loss due to the potential for significant jury awards (including in certain cases the possibility of punitive damages or other penalties) and settlements, especially in the case of class actions. It is inherently difficult to predict the size or scope of potential future losses arising from such matters. In our insurance and reinsurance operations, litigation and arbitration concerning the scope of coverage under insurance and reinsurance contracts, and litigation and arbitration in which our subsidiaries defend or indemnify their insureds under insurance contracts, are considered in the establishment of our loss reserves.

34	AIG | Second Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Contingencies, Commitments and Guarantees

Separately, AIG Parent, our subsidiaries and their respective officers and directors are subject to additional types of legal proceedings brought by holders of AIG securities, customers, employees and others, alleging, among other things, breach of contractual or fiduciary duties, bad faith, indemnification and violations of federal and state statutes and regulations. With respect to such matters, we establish reserves for loss contingencies when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. In many instances, we are unable to determine whether a loss is probable or to reasonably estimate the amount of such a loss and, therefore, the potential future losses arising from legal proceedings may exceed the amount of liabilities that we have recorded in our financial statements covering these matters. While such potential future charges could be material, based on information currently known to management, management does not believe that any such charges are likely to have a material adverse effect on our financial position or results of operations.
Additionally, from time to time, various regulatory and governmental agencies review our transactions and practices in connection with industry-wide and other inquiries or examinations into, among other matters, the business practices of current and former operating insurance subsidiaries. These matters could develop into administrative, civil or criminal proceedings or enforcement actions, in which remedies could include fines, penalties, restitution or alterations in our business practices, and could result in additional expenses and limitations on certain business activities.
OTHER COMMITMENTS
In the ordinary course of business, we enter into commitments to invest in limited partnerships, private equity funds and real estate funds. These commitments totaled $1.2 billion and $1.5 billion at June 30, 2026 and December 31, 2025, respectively.
GUARANTEES
Subsidiaries
We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and certain of its subsidiaries. We have also issued guarantees of all present and future payment obligations and liabilities of AIG Markets, Inc.
Due to the deconsolidation of AIGFP and its subsidiaries, as of June 30, 2026, an $80 million guarantee related to the obligations of AIGFP and certain of its subsidiaries was recognized, and is reported in Other liabilities.
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
Business and Asset Dispositions
We are subject to financial guarantees and indemnity arrangements in connection with completed sales of businesses and assets. We are unable to develop a reasonable estimate of the maximum potential payout under certain of these arrangements. Overall, we believe the likelihood that we will have to make any material payments related to completed sales under these arrangements is remote, and no material liabilities related to these arrangements have been recorded in the Condensed Consolidated Balance Sheets.
Other
•For additional information on commitments and guarantees associated with VIEs, see Note 9.
•For additional information on derivatives, see Note 10.

AIG | Second Quarter 2026 Form 10-Q	35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 13. Equity

13. Equity
SHARES OUTSTANDING
Common Stock
The following table presents a rollforward of outstanding shares:

Six Months Ended June 30, 2026	Common Stock Issued	Treasury Stock	Common Stock Outstanding
(in millions)
Shares, beginning of year	1,906.7	(1,368.5)	538.2
Shares issued	—	1.7	1.7
Shares repurchased	—	(15.2)	(15.2)
Shares, end of period	1,906.7	(1,382.0)	524.7
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
Repurchase of AIG Common Stock
The Board has authorized the repurchase of shares of AIG Common Stock and as of July 31, 2026, $2.6 billion remained under the Board's authorization. Shares may be repurchased from time to time in the open market, through private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or through Rule 10b5-1 plans under the Securities Exchange Act of 1934, as amended (the Exchange Act). Pursuant to a Rule 10b5-1 plan, from July 1, 2026 to July 31, 2026, we repurchased approximately 2 million shares of AIG Common Stock for an aggregate purchase price of approximately $195 million.
The timing of any future repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.
DIVIDENDS DECLARED
On August 6, 2026, our Board of Directors declared a cash dividend on AIG Common Stock of $0.50 per share, payable on September 30, 2026 to shareholders of record as of September 16, 2026.

36	AIG | Second Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 13. Equity

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, March 31, 2026, net of tax	$(4)	$(1,989)	$91	$(3,102)	$(711)	$(5,715)
Change in unrealized appreciation (depreciation) of investments	1	170	—	—	—	171
Change in other	—	(17)	—	—	—	(17)
Change in discount rates	—	—	8	—	—	8
Change in foreign currency translation adjustments	—	—	—	(4)	—	(4)
Change in net actuarial loss	—	—	—	—	7	7
Change in prior service cost	—	—	—	—	1	1
Change in deferred tax asset (liability)	—	(45)	(3)	(7)	(2)	(57)
Total other comprehensive income (loss)	1	108	5	(11)	6	109
Balance, June 30, 2026, net of tax	$(3)	$(1,881)	$96	$(3,113)	$(705)	$(5,606)

Balance, March 31, 2025, net of tax	$—	$(2,443)	$74	$(3,328)	$(767)	$(6,464)
Change in unrealized appreciation (depreciation) of investments	(7)	512	—	—	—	505
Change in other	—	(9)	—	—	—	(9)
Change in foreign currency translation adjustments	—	—	—	414	—	414
Change in net actuarial loss	—	—	—	—	2	2
Change in deferred tax asset (liability)	1	(11)	1	15	(2)	4
Total other comprehensive income (loss)	(6)	492	1	429	—	916
Balance, June 30, 2025, net of tax	$(6)	$(1,951)	$75	$(2,899)	$(767)	$(5,548)

Balance, December 31, 2025, net of tax	$(3)	$(1,373)	$87	$(2,981)	$(717)	$(4,987)
Change in unrealized appreciation (depreciation) of investments	—	(564)	—	—	—	(564)
Change in other	—	(20)	—	—	—	(20)
Change in discount rates	—	—	13	—	—	13
Change in foreign currency translation adjustments	—	—	—	(123)	—	(123)
Change in net actuarial loss	—	—	—	—	14	14
Change in prior service cost	—	—	—	—	2	2
Change in deferred tax asset (liability)	—	76	(4)	(9)	(4)	59
Total other comprehensive income (loss)	—	(508)	9	(132)	12	(619)
Balance, June 30, 2026, net of tax	$(3)	$(1,881)	$96	$(3,113)	$(705)	$(5,606)

Balance, December 31, 2024, net of tax	$(4)	$(2,868)	$68	$(3,521)	$(774)	$(7,099)
Change in unrealized appreciation (depreciation) of investments	(3)	830	—	—	—	827
Change in other	—	(3)	—	—	—	(3)
Change in discount rates	—	—	9	—	—	9
Change in foreign currency translation adjustments	—	—	—	589	—	589
Change in net actuarial loss	—	—	—	—	10	10
Change in deferred tax asset (liability)	1	90	(2)	34	(3)	120
Total other comprehensive income (loss)	(2)	917	7	623	7	1,552
Less: Noncontrolling interests	—	—	—	1	—	1
Balance, June 30, 2025, net of tax	$(6)	$(1,951)	$75	$(2,899)	$(767)	$(5,548)

AIG | Second Quarter 2026 Form 10-Q	37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 13. Equity

The following table presents the other comprehensive income (loss) reclassification adjustments for the three and six months ended June 30, 2026 and 2025, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Three Months Ended June 30, 2026
Unrealized change arising during period	$1	$90	$8	$(4)	$1	$96
Less: Reclassification adjustments included in net income	—	(63)	—	—	(7)	(70)
Total other comprehensive income (loss), before income tax expense (benefit)	1	153	8	(4)	8	166
Less: Income tax expense (benefit)	—	45	3	7	2	57
Total other comprehensive income (loss), net of income tax expense (benefit)	$1	$108	$5	$(11)	$6	$109

Three Months Ended June 30, 2025
Unrealized change arising during period	$(7)	$352	$—	$414	$(5)	$754
Less: Reclassification adjustments included in net income	—	(151)	—	—	(7)	(158)
Total other comprehensive income (loss), before income tax expense (benefit)	(7)	503	—	414	2	912
Less: Income tax expense (benefit)	(1)	11	(1)	(15)	2	(4)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(6)	$492	$1	$429	$—	$916

Six Months Ended June 30, 2026
Unrealized change arising during period	$—	$(777)	$13	$(123)	$1	$(886)
Less: Reclassification adjustments included in net income	—	(193)	—	—	(15)	(208)
Total other comprehensive income (loss), before of income tax expense (benefit)	—	(584)	13	(123)	16	(678)
Less: Income tax expense (benefit)	—	(76)	4	9	4	(59)
Total other comprehensive income (loss), net of income tax expense (benefit)	$—	$(508)	$9	$(132)	$12	$(619)

Six Months Ended June 30, 2025
Unrealized change arising during period	$(3)	$414	$9	$589	$(5)	$1,004
Less: Reclassification adjustments included in net income	—	(413)	—	—	(15)	(428)
Total other comprehensive income (loss), before income tax expense (benefit)	(3)	827	9	589	10	1,432
Less: Income tax expense (benefit)	(1)	(90)	2	(34)	3	(120)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(2)	$917	$7	$623	$7	$1,552
The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Condensed Consolidated Statements of Income (Loss)(a):

	Amount Reclassified from AOCI				Affected Line Item in the
	Three Months Ended June 30,		Six Months Ended June 30,		Condensed Consolidated
(in millions)	2026	2025	2026	2025	Statements of Income (Loss)
Unrealized appreciation (depreciation) of all other investments
Investments	(63)	(151)	(193)	(413)	Net realized gains (losses)
Total	(63)	(151)	(193)	(413)
Change in retirement plan liabilities adjustment
Prior-service credit	(1)	—	(2)	(1)	(b)
Actuarial losses	(6)	(7)	(13)	(14)	(b)
Total	(7)	(7)	(15)	(15)
Total reclassifications for the period	$(70)	$(158)	$(208)	$(428)
(a)Change in the discount rates used to measure traditional and limited-payment long-duration insurance contracts is not reclassified out of AOCI and included in the Condensed Consolidated Statements of Income (Loss) and thus have been excluded from the table.
(b)These AOCI components are included in the computation of net periodic pension cost.

38	AIG | Second Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Earnings Per Common Share (EPS)

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
The following table presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per common share data)	2026	2025	2026	2025
Numerator for EPS:
Net income	$948	$1,144	$1,711	$1,842
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to AIG common shareholders	$948	$1,144	$1,711	$1,842

Denominator for EPS:
Weighted average common shares outstanding - basic	529,539,714	572,817,409	533,775,623	583,272,826
Dilutive common shares	4,034,824	5,123,823	4,070,909	5,262,102
Weighted average common shares outstanding - diluted(a)	533,574,538	577,941,232	537,846,532	588,534,928
Net income per common share attributable to AIG common shareholders:
Basic	$1.79	$2.00	$3.21	$3.16
Diluted	$1.78	$1.98	$3.18	$3.13
(a)Potential dilutive common shares are due to our share-based employee compensation plans and agreements. The number of potential common shares excluded from diluted shares outstanding was 1,177,254 and 915,465 for the three and six months ended June 30, 2026, respectively, and 118,717 and 140,236 for the three and six months ended June 30, 2025, because the effect of including those common shares in the calculation would have been anti-dilutive.
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

AIG | Second Quarter 2026 Form 10-Q	39

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Income Taxes

INTERIM TAX EXPENSE (BENEFIT)
For the three months ended June 30, 2026, the effective tax rate on income was 25.0 percent. The effective tax rate on income differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, certain non-deductible expenses, and state and local income taxes. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the six months ended June 30, 2026, the effective tax rate on income was 24.0 percent. The effective tax rate on income differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, certain non-deductible expenses, and state and local income taxes. The charges are partially offset by the impact of excess tax benefits related to share-based compensation payments recorded through the income statement. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the three months ended June 30, 2025, the effective tax rate on income was 25.9 percent. The effective tax rate on income differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, certain non-deductible expenses, state and local income taxes, and an increase in deferred tax asset valuation allowance associated with certain foreign jurisdictions. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the six months ended June 30, 2025, the effective tax rate on income was 26.4 percent. The effective tax rate on income differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, certain non-deductible expenses, state and local income taxes, and an increase in deferred tax asset valuation allowance associated with certain foreign jurisdictions. The charges are partially offset by tax benefits related to closure of tax audits in Germany and California, and excess tax benefits related to share-based compensation payments recorded through the income statement. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
ASSESSMENT OF DEFERRED TAX ASSET VALUATION ALLOWANCE
For the six months ended June 30, 2026, recent changes in market conditions, including changes in interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of our U.S. general insurance and non-insurance companies, resulting in an increase to deferred tax assets related to net unrealized tax capital losses. The deferred tax assets relate to the unrealized tax capital losses for which the carryforward period has not yet begun. As of June 30, 2026, based on all available evidence, we concluded that a valuation allowance of $249 million is necessary on deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized. For the six months ended June 30, 2026, we recorded an increase in valuation allowance of $49 million associated with the unrealized tax capital losses in AIG's available for sale securities portfolio. The valuation allowance increase was allocated to Other comprehensive income.
For the six months ended June 30, 2026, we recognized a net $7 million decrease in deferred tax asset valuation allowance associated with certain foreign jurisdictions, and established a state valuation allowance of $88 million related to the initial recognition and corresponding increase in New York State (NYS) net operating loss deferred tax asset as a result of the completion of NYS audit activity.
TAX EXAMINATIONS
We are currently under examination by the Internal Revenue Service (IRS) for the tax years 2011 through 2019. We continue to engage in the IRS Appeals process for certain disagreed issues related to tax years 2007 through 2010. These tax years are still subject to ongoing computational review by IRS Appeals.
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
There were no significant changes in our unrecognized tax benefits, interest and penalties for the six months ended June 30, 2026.

40	AIG | Second Quarter 2026 Form 10-Q

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

AIG | Second Quarter 2026 Form 10-Q	41

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

42	AIG | Second Quarter 2026 Form 10-Q

AIG | Second Quarter 2026 Form 10-Q	43

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
For additional information on our segments, see Note 3 to the Condensed Consolidated Financial Statements.

44	AIG | Second Quarter 2026 Form 10-Q

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
For a detailed discussion of our critical accounting estimates, see Part II, Item 7. MD&A – Critical Accounting Estimates in the 2025 Annual Report.

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three and six months ended June 30, 2026 and 2025. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.
The following table presents our consolidated results of operations and other key financial metrics:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
(in millions)	2026	2025	Change	2026	2025	Change
Revenues:
Premiums	$6,221	$5,877	6%	$12,293	$11,647	6%
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	1,091	1,427	(24)	1,780	2,492	(29)
Net investment income - Fortitude Re funds withheld assets	36	39	(8)	59	79	(25)
Total net investment income	1,127	1,466	(23)	1,839	2,571	(28)
Net realized losses:
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(208)	(192)	(8)	(340)	(252)	(35)
Net realized losses on Fortitude Re funds withheld assets	(6)	(52)	88	(19)	(54)	65
Net realized losses on Fortitude Re funds withheld embedded derivative	(51)	(14)	(264)	(41)	(55)	25
Total net realized losses	(265)	(258)	(3)	(400)	(361)	(11)
Other income	2	6	(67)	3	17	(82)
Total revenues	7,085	7,091	—	13,735	13,874	(1)
Benefits, losses and expenses:
Losses and loss adjustment expenses incurred	3,584	3,493	3	7,059	7,287	(3)
Amortization of deferred policy acquisition costs	900	847	6	1,724	1,672	3
General operating and other expenses	1,231	1,162	6	2,368	2,277	4
Interest expense	100	100	—	200	192	4
(Gain) loss on extinguishment of debt	—	(5)	NM	—	(5)	NM
Net (gain) loss on divestitures and other	6	(50)	NM	133	(53)	NM
Total benefits, losses and expenses	5,821	5,547	5	11,484	11,370	1

AIG | Second Quarter 2026 Form 10-Q	45

ITEM 2 | Consolidated Results of Operations

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
(in millions)	2026	2025	Change	2026	2025	Change
Income before income tax expense	1,264	1,544	(18)	2,251	2,504	(10)
Income tax expense	316	400	(21)	540	662	(18)
Net income	948	1,144	(17)	1,711	1,842	(7)
Less: Net income attributable to noncontrolling interests	—	—	NM	—	—	NM
Net income attributable to AIG common shareholders	$948	$1,144	(17)%	$1,711	$1,842	(7)%
NET INCOME (LOSS) ATTRIBUTABLE TO AIG COMMON SHAREHOLDERS
Three Months Ended June 30, 2026 and 2025 Comparison
Net income (loss) attributable to AIG common shareholders decreased $196 million due to the following:
•lower Net investment income of $339 million primarily due to changes in the fair value of AIG's investments in Corebridge and Equity securities of $295 million and lower income on Alternative investments and Mortgage loans of $53 million, partially offset by higher income from available for sale fixed maturity securities of $29 million. For additional information, see Note 5 to the Condensed Consolidated Financial Statements; and
•higher underwriting income primarily driven by higher net favorable prior year reserve development of $33 million. For additional information, see Business Segment Operations – General Insurance.
Six Months Ended June 30, 2026 and 2025 Comparison
Net income (loss) attributable to AIG common shareholders decreased $131 million primarily driven by:
•lower Net investment income of $732 million primarily due to changes in the fair value of AIG's investments in Corebridge and Equity securities of $744 million and lower income on Alternative investments and Mortgage loans of $101 million, partially offset by higher income from available for sale fixed maturity securities of $132 million. For additional information, see Note 5 to the Condensed Consolidated Financial Statements; and
•higher underwriting income primarily driven by lower catastrophe losses of $305 million and higher net favorable prior year reserve development of $101 million. For additional information, see Business Segment Operations – General Insurance.

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

46	AIG | Second Quarter 2026 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

General Insurance
General Insurance consists of our three segments and the Net investment income and Amortization of intangible assets including renewal rights related to our insurance operations.

GENERAL INSURANCE

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Underwriting results:
Net premiums written	$7,516	$6,880	9%	$13,115	$11,406	15%
Net premiums written, on constant dollar basis			9			13
(Increase) decrease in unearned premiums	(1,320)	(1,002)	(32)	(867)	241	NM
Net premiums earned	6,196	5,878	5	12,248	11,647	5
Losses and loss adjustment expenses incurred(a)	3,605	3,428	5	7,114	7,194	(1)
Acquisition expenses:
Amortization of deferred policy acquisition costs	894	846	6	1,712	1,671	2
Other acquisition expenses	220	201	9	453	433	5
Total acquisition expenses	1,114	1,047	6	2,165	2,104	3
General operating expenses	791	777	2	1,509	1,480	2
Underwriting income	686	626	10	1,460	869	68
Net investment income	871	871	—	1,735	1,607	8
Amortization of intangible assets including renewal rights(b)	(11)	(5)	(120)	(21)	(9)	(133)
Adjusted pre-tax income	$1,546	$1,492	4%	$3,174	$2,467	29%
Loss ratio(a)	58.2	58.3	(0.1)	58.1	61.8	(3.7)
Acquisition ratio	18.0	17.8	0.2	17.7	18.1	(0.4)
General operating expense ratio	12.8	13.2	(0.4)	12.3	12.7	(0.4)
Expense ratio	30.8	31.0	(0.2)	30.0	30.8	(0.8)
Combined ratio(a)	89.0	89.3	(0.3)	88.1	92.6	(4.5)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(3.4)	(2.9)	(0.5)	(3.2)	(6.0)	2.8
Prior year development, net of prior year premiums	2.5	2.0	0.5	2.4	1.6	0.8
Accident year loss ratio, as adjusted	57.3	57.4	(0.1)	57.3	57.4	(0.1)
Accident year combined ratio, as adjusted	88.1	88.4	(0.3)	87.3	88.2	(0.9)
(a)Consistent with our definition of Adjusted pre-tax income (APTI), excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
(b)In the first quarter of 2026, AIG realigned and began reporting Amortization of intangible assets in General Insurance from Other Operations; historical results have been recast to reflect these changes.
The following tables present General Insurance accident year catastrophes(a) by segment:

(dollars in millions)	North America Commercial	International Commercial	Global Personal	Total
Three Months Ended June 30, 2026
Flooding, rainstorms and other(b)	$42	$82	$8	$132
Windstorms and hailstorms	37	2	7	46
Winter storms	15	3	12	30
Reinstatement premiums	—	2	—	2
Total catastrophe-related charges	$94	$89	$27	$210
Three Months Ended June 30, 2025
Windstorms and hailstorms	$79	$6	$39	$124
Winter storms	24	—	1	25
Wildfires	(2)	(1)	(2)	(5)
Earthquakes	—	24	2	26
Total catastrophe-related charges	$101	$29	$40	$170

AIG | Second Quarter 2026 Form 10-Q	47

ITEM 2 | Business Segment Operations | General Insurance

(dollars in millions)	North America Commercial	International Commercial	Global Personal	Total
Six Months Ended June 30, 2026
Flooding, rainstorms and other	$42	$109	$9	$160
Windstorms and hailstorms	37	18	7	62
Winter storms	123	4	39	166
Reinstatement premiums	—	2	—	2
Total catastrophe-related charges	$202	$133	$55	$390
Six Months Ended June 30, 2025
Windstorms and hailstorms	$104	$7	$41	$152
Winter storms	36	—	1	37
Wildfires	214	49	192	455
Earthquakes	—	44	2	46
Reinstatement premiums	5	(1)	1	5
Total catastrophe-related charges	$359	$99	$237	$695
(a)Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil unrest that exceed the $10 million threshold.
(b)Includes net losses related to the Middle East conflict of $75 million in the three months ended June 30, 2026.
NORTH AMERICA COMMERCIAL
The North America Commercial segment consists of insurance businesses and operations in the United States, Canada and Bermuda. Products include Property, Casualty and Financial Lines with clients ranging from small and medium-sized businesses to multinational companies.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Underwriting results:
Net premiums written	$3,125	$2,863	9%	$4,730	$4,037	17%
Net premiums written, on constant dollar basis			9			17
(Increase) decrease in unearned premiums	(801)	(730)	(10)	(153)	220	NM
Net premiums earned	2,324	2,133	9	4,577	4,257	8
Losses and loss adjustment expenses incurred(a)	1,410	1,340	5	2,831	2,866	(1)
Acquisition expenses:
Amortization of deferred policy acquisition costs	248	206	20	461	433	6
Other acquisition expenses	38	46	(17)	106	93	14
Total acquisition expenses	286	252	13	567	526	8
General operating expenses	256	240	7	480	435	10
Underwriting income	$372	$301	24%	$699	$430	63%
Loss ratio(a)	60.7	62.8	(2.1)	61.9	67.3	(5.4)
Acquisition ratio	12.3	11.8	0.5	12.4	12.4	—
General operating expense ratio	11.0	11.3	(0.3)	10.5	10.2	0.3
Expense ratio	23.3	23.1	0.2	22.9	22.6	0.3
Combined ratio(a)	84.0	85.9	(1.9)	84.8	89.9	(5.1)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(4.1)	(4.7)	0.6	(4.5)	(8.4)	3.9
Prior year development, net of prior year premiums	6.8	5.0	1.8	5.8	3.8	2.0
Accident year loss ratio, as adjusted	63.4	63.1	0.3	63.2	62.7	0.5
Accident year combined ratio, as adjusted	86.7	86.2	0.5	86.1	85.3	0.8
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.
Premiums Three Months Ended June 30, 2026 and 2025 Comparison
Net premiums written increased by $262 million, or 9 percent, primarily due to the impact of strategic transactions and organic growth, notably in Casualty and Financial Lines, partially offset by lower production in certain Property lines. The increase in Net premiums earned is primarily driven by these same factors.

48	AIG | Second Quarter 2026 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

Premiums Six Months Ended June 30, 2026 and 2025 Comparison
Net premiums written increased by $693 million, or 17 percent, primarily due to the impact of strategic transactions, reinsurance program changes and organic growth, notably in Casualty, Property and Financial Lines. The increase in Net premiums earned is primarily driven by these same factors.
Underwriting Results Three Months Ended June 30, 2026 and 2025 Comparison
North America Commercial produced underwriting income of $372 million from a combined ratio of 84.0, which was a 1.9 point improvement. This was driven by a lower loss ratio (2.1 points) from:
•higher net favorable prior year reserve development (1.8 points), with favorable development driven by Casualty; and
•lower catastrophe losses (0.6 points).
This was partially offset by a higher accident year loss ratio, as adjusted (0.3 points) primarily due to changes in business mix.
The expense ratio increased by 0.2 points, as a primarily mix-driven increase in the acquisition ratio (0.5 points) more than offset a lower general operating expense ratio (0.3 points).
For additional information on prior year development, see Insurance Reserves.
Underwriting Results Six Months Ended June 30, 2026 and 2025 Comparison
North America Commercial produced underwriting income of $699 million from a combined ratio of 84.8, which was a 5.1 point improvement. This was driven by a lower loss ratio (5.4 points) from:
•lower catastrophe losses (3.9 points); and
•higher net favorable prior year reserve development (2.0 points), with favorable development primarily driven by Casualty and Property.
This was partially offset by a higher accident year loss ratio, as adjusted (0.5 points) primarily due to changes in business mix.
The expense ratio increased by 0.3 points from an increase in the general operating expense ratio (0.3 points).
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Underwriting results:
Net premiums written	$2,588	$2,325	11%	$5,038	$4,352	16%
Net premiums written, on constant dollar basis			10			11
Increase in unearned premiums	(316)	(201)	(57)	(579)	(177)	(227)
Net premiums earned	2,272	2,124	7	4,459	4,175	7
Losses and loss adjustment expenses incurred	1,344	1,170	15	2,590	2,348	10
Acquisition expenses:
Amortization of deferred policy acquisition costs	304	269	13	582	514	13
Other acquisition expenses	102	84	21	187	178	5
Total acquisition expenses	406	353	15	769	692	11
General operating expenses	322	301	7	622	595	5
Underwriting income	$200	$300	(33)%	$478	$540	(11)%
Loss ratio	59.2	55.1	4.1	58.1	56.2	1.9
Acquisition ratio	17.9	16.6	1.3	17.2	16.6	0.6
General operating expense ratio	14.2	14.2	—	13.9	14.3	(0.4)
Expense ratio	32.1	30.8	1.3	31.1	30.9	0.2
Combined ratio	91.3	85.9	5.4	89.2	87.1	2.1

AIG | Second Quarter 2026 Form 10-Q	49

ITEM 2 | Business Segment Operations | General Insurance

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(3.9)	(1.4)	(2.5)	(3.0)	(2.3)	(0.7)
Prior year development, net of prior year premiums	(0.1)	0.5	(0.6)	(0.1)	0.5	(0.6)
Accident year loss ratio, as adjusted	55.2	54.2	1.0	55.0	54.4	0.6
Accident year combined ratio, as adjusted	87.3	85.0	2.3	86.1	85.3	0.8
Premiums Three Months Ended June 30, 2026 and 2025 Comparison
Net premiums written, excluding the favorable impact of foreign exchange ($38 million), increased by $225 million, or 10 percent, primarily due to the impact of strategic transactions and organic growth, notably in Specialty and Property. The increase in Net premiums earned is primarily driven by these same factors.
Premiums Six Months Ended June 30, 2026 and 2025 Comparison
Net premiums written, excluding the favorable impact of foreign exchange ($200 million), increased by $486 million, or 11 percent, primarily due to the impact of strategic transactions, reinsurance program changes and organic growth, notably in Property, Casualty and Specialty. The increase in Net premiums earned is primarily driven by these same factors.
Underwriting Results Three Months Ended June 30, 2026 and 2025 Comparison
International Commercial produced underwriting income of $200 million from a combined ratio of 91.3, which was a 5.4 point increase. This was driven by a higher loss ratio (4.1 points) from:
•higher catastrophe losses (2.5 points);
•higher accident year loss ratio, as adjusted (1.0 points) primarily due to changes in business mix; and
•net adverse prior year reserve development (0.6 points), with unfavorable development driven by prior year premiums.
The expense ratio increased by 1.3 points, from a primarily mix-driven increase in the acquisition ratio (1.3 points).
For additional information on prior year development, see Insurance Reserves.
Underwriting Results Six Months Ended June 30, 2026 and 2025 Comparison
International Commercial produced underwriting income of $478 million from a combined ratio of 89.2, which was a 2.1 point increase. This was driven by a higher loss ratio (1.9 points) from:
•higher catastrophe losses (0.7 points);
•higher accident year loss ratio, as adjusted (0.6 points) primarily due to changes in business mix; and
•net adverse prior year reserve development (0.6 points), with unfavorable development driven by prior year premiums.
The expense ratio increased by 0.2 points, as a primarily mix-driven increase in the acquisition ratio (0.6 points) was partially offset by a lower general operating expense ratio (0.4 points).
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

50	AIG | Second Quarter 2026 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Underwriting results:
Net premiums written	$1,803	$1,692	7%	$3,347	$3,017	11%
Net premiums written, on constant dollar basis			8			9
(Increase) decrease in unearned premiums	(203)	(71)	(186)	(135)	198	NM
Net premiums earned	1,600	1,621	(1)	3,212	3,215	—
Losses and loss adjustment expenses incurred	851	918	(7)	1,693	1,980	(14)
Acquisition expenses:
Amortization of deferred policy acquisition costs	342	371	(8)	669	724	(8)
Other acquisition expenses	80	71	13	160	162	(1)
Total acquisition expenses	422	442	(5)	829	886	(6)
General operating expenses	213	236	(10)	407	450	(10)
Underwriting income (loss)	$114	$25	356%	$283	$(101)	NM	%
Loss ratio	53.2	56.6	(3.4)	52.7	61.6	(8.9)
Acquisition ratio	26.4	27.3	(0.9)	25.8	27.6	(1.8)
General operating expense ratio	13.3	14.6	(1.3)	12.7	14.0	(1.3)
Expense ratio	39.7	41.9	(2.2)	38.5	41.6	(3.1)
Combined ratio	92.9	98.5	(5.6)	91.2	103.2	(12.0)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(1.7)	(2.4)	0.7	(1.7)	(7.4)	5.7
Prior year development, net of prior year premiums	—	—	—	1.1	0.1	1.0
Accident year loss ratio, as adjusted	51.5	54.2	(2.7)	52.1	54.3	(2.2)
Accident year combined ratio, as adjusted	91.2	96.1	(4.9)	90.6	95.9	(5.3)
Premiums Three Months Ended June 30, 2026 and 2025 Comparison
Net premiums written, excluding the unfavorable impact of foreign exchange ($15 million), increased by $126 million, or 8 percent, primarily driven by reinsurance program changes and organic growth in U.S. high net worth and Accident & Health. The decrease in Net premiums earned was primarily driven by Warranty.
Premiums Six Months Ended June 30, 2026 and 2025 Comparison
Net premiums written, excluding the favorable impact of foreign exchange ($45 million) increased by $285 million, or 9 percent, primarily driven by reinsurance program changes and organic growth in U.S. high net worth and Accident & Health. The decrease in Net premiums earned was primarily driven by Warranty.
Underwriting Results Three Months Ended June 30, 2026 and 2025 Comparison
Global Personal produced underwriting income of $114 million from a combined ratio of 92.9, which was a 5.6 point improvement. This was driven by a lower loss ratio (3.4 points) from:
•lower accident year loss ratio, as adjusted (2.7 points) primarily due to changes in business mix; and
•lower catastrophe losses (0.7 points).
The expense ratio improved by 2.2 points, reflecting a lower acquisition ratio (0.9 points) primarily driven by changes in business mix and improved commission terms and a lower general operating expense ratio (1.3 points).
For additional information on prior year development, see Insurance Reserves.
Underwriting Results Six Months Ended June 30, 2026 and 2025 Comparison
Global Personal produced underwriting income of $283 million from a combined ratio of 91.2, which was an 12.0 point improvement. This was driven by a lower loss ratio (8.9 points) from:
•lower catastrophe losses (5.7 points);
•lower accident year loss ratio, as adjusted (2.2 points) primarily due to changes in business mix; and
•higher net favorable prior year reserve development (1.0 points), with favorable development driven by prior year premiums.
The expense ratio improved by 3.1 points, reflecting a lower acquisition ratio (1.8 points), primarily driven by changes in business mix and improved commission terms, and a lower general operating expense ratio (1.3 points).
For additional information on prior year development, see Insurance Reserves.

AIG | Second Quarter 2026 Form 10-Q	51

ITEM 2 | Business Segment Operations | Other Operations

Other Operations
Other Operations predominantly consists of Net investment income from our AIG Parent liquidity portfolio, Corebridge dividend income, corporate General operating expenses, and Interest expense.

OTHER OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Net investment income and other	$39	$92	(58)%	$93	$202	(54)%
Benefits, losses and expenses:
Corporate and other general operating expenses	82	90	(9)	161	175	(8)
Interest expense	99	101	(2)	199	192	4
Total benefits, losses and expenses*	181	191	(5)	360	367	(2)
Adjusted pre-tax loss before consolidation and eliminations	(142)	(99)	(43)	(267)	(165)	(62)
Consolidation and eliminations	—	(2)	NM	—	(2)	NM
Adjusted pre-tax loss	$(142)	$(101)	(41)%	$(267)	$(167)	(60)%
*In the first quarter of 2026, AIG realigned and began reporting Amortization of intangible assets in General Insurance from Other Operations; historical results have been recast to reflect these changes.
ADJUSTED PRE-TAX LOSS BEFORE CONSOLIDATION AND ELIMINATIONS
Three Months Ended June 30, 2026 and 2025 Comparison
Adjusted pre-tax loss before consolidation and eliminations increased $43 million primarily due to the following:
•lower net investment income and other of $53 million due to lower short-term investment income and lower Corebridge dividend income of $27 million; and
•lower corporate and other general operating expenses of $8 million.
Six Months Ended June 30, 2026 and 2025 Comparison
Adjusted pre-tax loss before consolidation and eliminations increased $102 million primarily due to the following:
•lower net investment income and other of $109 million due to lower short-term investment income and lower Corebridge dividend income of $52 million; and
•higher interest expense of $7 million primarily driven by new debt issuance of $1.25 billion in 2025 partially offset by interest savings from $0.8 billion debt repurchases, through cash tender offers and debt redemption in 2025.

52	AIG | Second Quarter 2026 Form 10-Q

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

AIG | Second Quarter 2026 Form 10-Q	53

ITEM 2 | Use of Non-GAAP Measures

The following table presents a reconciliation of pre-tax income (loss)/net income (loss) attributable to AIG to adjusted pre-tax income (loss)/adjusted after-tax income (loss) attributable to AIG:

Three Months Ended June 30,	2026			2025
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	After Tax	Pre-tax	Total Tax (Benefit) Charge	After Tax
Pre-tax income/Net income, including noncontrolling interests	$1,264	$316	$948	$1,544	$400	$1,144
Noncontrolling interests			—			—
Pre-tax income/Net income attributable to AIG common shareholders	1,264	316	$948	1,544	400	$1,144
Changes in uncertain tax positions and other tax adjustments		(7)	7		(2)	2
Deferred income tax valuation allowance (releases) charges		2	(2)		(11)	11
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares	(173)	(37)	(136)	(464)	(97)	(367)
Gain on extinguishment of debt	—	—	—	(5)	(1)	(4)
Net investment income on Fortitude Re funds withheld assets	(36)	(7)	(29)	(39)	(9)	(30)
Net realized losses on Fortitude Re funds withheld assets	6	1	5	52	11	41
Net realized losses on Fortitude Re funds withheld embedded derivative	51	11	40	14	3	11
Net realized losses(a)	208	38	170	191	33	158
Net (gain) loss on divestitures and other	6	1	5	(50)	(10)	(40)
Non-operating litigation reserves and settlements	—	—	—	(2)	(1)	(1)
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	(67)	(14)	(53)	53	11	42
Net loss reserve discount charge	28	6	22	12	3	9
Net results of businesses in run-off(b)	1	—	1	(2)	—	(2)
Non-operating pension expenses	(1)	—	(1)	5	1	4
Integration and transaction costs associated with acquiring or divesting businesses	41	9	32	1	—	1
Restructuring and other costs	71	15	56	78	16	62
Non-recurring costs related to regulatory or accounting changes	5	1	4	3	—	3
Adjusted pre-tax income/Adjusted after-tax income attributable to AIG common shareholders	$1,404	$335	$1,069	$1,391	$347	$1,044
Weighted average diluted shares outstanding			533.6			577.9
Income per common share attributable to AIG common shareholders (diluted)			$1.78			$1.98
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)			$2.00			$1.81

Six Months Ended June 30,	2026			2025
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	After Tax	Pre-tax	Total Tax (Benefit) Charge	After Tax
Pre-tax income/Net income, including noncontrolling interests	$2,251	$540	$1,711	$2,504	$662	$1,842
Noncontrolling interests			—			—
Pre-tax income/Net income attributable to AIG common shareholders	2,251	540	1,711	2,504	662	1,842
Changes in uncertain tax positions and other tax adjustments		86	(86)		4	(4)
Deferred income tax valuation allowance charges		(81)	81		(9)	9
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares	64	13	51	(681)	(143)	(538)
Gain on extinguishment of debt	—	—	—	(5)	(1)	(4)
Net investment income on Fortitude Re funds withheld assets	(59)	(12)	(47)	(79)	(17)	(62)
Net realized losses on Fortitude Re funds withheld assets	19	4	15	54	11	43
Net realized losses on Fortitude Re funds withheld embedded derivative	41	9	32	55	12	43
Net realized losses(a)	344	81	263	257	(5)	262
Net (gain) loss on divestitures and other(c)	133	28	105	(53)	(11)	(42)
Non-operating litigation reserves and settlements	—	—	—	(13)	(3)	(10)
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	(75)	(16)	(59)	62	13	49
Net loss reserve discount (benefit) charge	(20)	(4)	(16)	29	6	23
Net results of businesses in run-off(b)	6	1	5	(7)	(1)	(6)
Non-operating pension expenses	(2)	—	(2)	10	2	8
Integration and transaction costs associated with acquiring or divesting businesses	48	10	38	6	1	5
Restructuring and other costs	147	31	116	154	32	122
Non-recurring costs related to regulatory or accounting changes	10	2	8	7	1	6
Adjusted pre-tax income (loss)/Adjusted after-tax income (loss) attributable to AIG common shareholders	$2,907	$692	$2,215	$2,300	$554	$1,746
Weighted average diluted shares outstanding			537.8			588.5
Income per common share attributable to AIG common shareholders (diluted)			$3.18			$3.13
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)			$4.12			$2.97
(a)Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.
(b)In the third quarter of 2025, AIG began excluding the net results of run-off businesses previously reported in General Insurance from Adjusted pre-tax income.

54	AIG | Second Quarter 2026 Form 10-Q

ITEM 2 | Use of Non-GAAP Measures

(c)In the six months ended June 30, 2026, Net (gain) loss on divestitures and other primarily relates to a change in estimate for earn-out considerations associated with the dispositions of Validus Reinsurance, Ltd. and global personal travel and assistance business.
The following table presents a reconciliation of General Insurance and Other Operations Net investment income and other/pre-tax income (loss) to Net investment income and other, APTI basis/adjusted pre-tax income (loss):

General Insurance	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(in millions)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)
Net investment income and other/Pre-tax income (loss)(a)	$942	$(522)	$872	$1,137	$1,726	$819	$1,628	$1,986
Other income (expense) - net	(1)	—	—	—	(3)	—	—	—
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares	(70)	(70)	(4)	(4)	12	12	(24)	(24)
Net investment income on Fortitude Re funds withheld assets	—	—	—	—	—	—	1	1
Net realized (gains) losses on Fortitude Re funds withheld assets	—	(1)	—	5	—	(1)	—	7
Net realized losses	—	2,067	3	270	—	2,223	2	323
Net (gain) loss on divestitures and other	—	14	—	(43)	—	11	—	(37)
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	(57)	—	60	—	(52)	—	74
Net loss reserve discount (benefit) charge	—	28	—	12	—	(20)	—	29
Non-operating pension expenses	—	1	—	5	—	2	—	9
Integration and transaction costs associated with acquiring or divesting businesses	—	33	—	—	—	65	—	—
Restructuring and other costs	—	48	—	47	—	105	—	92
Non-recurring costs related to regulatory or accounting changes	—	5	—	3	—	10	—	7
Net investment income and other, APTI basis/Adjusted pre-tax income (loss)	$871	$1,546	$871	$1,492	$1,735	$3,174	$1,607	$2,467

Other Operations	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(in millions)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)
Net investment income and other/Pre-tax income (loss)(a)	$186	$1,786	$600	$407	$115	$1,432	$960	$518
Consolidation and Eliminations	(1)	—	4	—	—	—	3	—
Other income (expense) - net	2	—	(2)	—	3	—	(11)	—
Changes in the fair values of equity securities, AIG's investment in Corebridge and gain/loss on sale of shares	(103)	(103)	(460)	(460)	52	52	(657)	(657)
Gain on extinguishment of debt	—	—	—	(5)	—	—	—	(5)
Net investment income on Fortitude Re funds withheld assets	(36)	(36)	(39)	(39)	(59)	(59)	(80)	(80)
Net realized (gains) losses on Fortitude Re funds withheld assets	—	7	—	47	—	20	—	47
Net realized losses on Fortitude Re funds withheld embedded derivative	—	51	—	14	—	41	—	55
Net realized gains	—	(1,859)	(3)	(79)	—	(1,879)	—	(66)
Net (gain) loss on divestitures and other	—	(8)	—	(7)	—	122	—	(16)
Non-operating litigation reserves and settlements	—	—	—	(2)	—	—	—	(13)
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	(10)	—	(7)	—	(23)	—	(12)
Net results of businesses in run-off	(9)	1	(8)	(2)	(18)	6	(13)	(7)
Non-operating pension expenses	—	(2)	—	—	—	(4)	—	1
Integration and transaction costs associated with acquiring or divesting businesses	—	8	—	1	—	(17)	—	6
Restructuring and other costs	—	23	—	31	—	42	—	62
Net investment income and other, APTI basis/Adjusted pre-tax income (loss)	$39	$(142)	$92	$(101)	$93	$(267)	$202	$(167)
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

AIG | Second Quarter 2026 Form 10-Q	55

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

	June 30,	December 31,
(in millions, except per share data)	2026	2025
Total AIG common shareholders' equity	$40,606	$41,139
Less: Investments related AOCI	(1,884)	(1,376)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(522)	(523)
Subtotal: Investments AOCI	(1,362)	(853)
AIG adjusted common shareholders' equity	$41,968	$41,992

Total AIG common shareholders' equity	$40,606	$41,139
Less: AIG's ownership interest in Corebridge	—	1,512
Less: Investments related AOCI - AIG	(1,884)	(1,376)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets - AIG	(522)	(523)
Subtotal: Investments AOCI - AIG	(1,362)	(853)
Less: Deferred tax assets	2,912	3,278
AIG core operating shareholders' equity	$39,056	$37,202

Total common shares outstanding	524.7	538.2

Book value per share	$77.39	$76.44
Adjusted book value per share	79.98	78.02
Core operating book value per share	74.43	69.12
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

56	AIG | Second Quarter 2026 Form 10-Q

ITEM 2 | Use of Non-GAAP Measures

The following table presents reconciliations of Return on equity to Adjusted return on equity and Core operating return on equity, which are non-GAAP measures.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Actual or annualized net income (loss) attributable to AIG common shareholders	$3,792	$4,576	$3,422	$3,684

Actual or annualized adjusted after-tax income attributable to AIG common shareholders	$4,276	$4,176	$4,430	$3,492

Average AIG common shareholders' equity	$40,506	$41,466	$40,717	$41,818
Less: Average investments AOCI	(1,409)	(1,585)	(1,224)	(1,791)
Average AIG adjusted common shareholders' equity	$41,915	$43,051	$41,941	$43,609

Average AIG common shareholders' equity	$40,506	$41,466	$40,717	$41,818
Less: Average AIG's ownership interest in Corebridge	304	4,031	706	3,957
Less: Average Investments AOCI - AIG	(1,409)	(1,585)	(1,224)	(1,791)
Less: Average deferred tax assets	3,022	3,277	3,107	3,347
Average AIG core operating shareholders' equity	$38,589	$35,743	$38,128	$36,305

Return on equity	9.4%	11.0%	8.4%	8.8%
Adjusted return on equity	10.2	9.7	10.6	8.0
Core operating return on equity	11.1	11.7	11.6	9.6
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
Strategic Investments
On February 6, 2026, AIG closed its previously announced acquisitions of (i) a 35 percent equity interest in Convex Group Limited (Convex), a global specialty insurer, for $2.1 billion and (ii) a 9.9 percent ownership stake in Onex Corporation (Onex), a global asset manager, for $642 million. AIG reflects its interest in Convex as an equity method investment in Other invested assets. The difference between the purchase price and the value of the underlying net assets acquired is primarily comprised of intangible assets and other basis differences of $520 million and goodwill of $440 million. AIG records its proportionate share of Convex’s net income less amortization of the basis differences described above as a component of Net investment income reported in General Insurance.

AIG | Second Quarter 2026 Form 10-Q	57

ITEM 2 | Investments

INVESTMENT HIGHLIGHTS
Blended investment yields on new investments were higher than blended rates on investments that were sold, matured or called during this period. We continued to make investments in structured securities and other fixed maturity securities with attractive risk-adjusted return characteristics to improve yields and increase net investment income.
Total Net investment income decreased for the six months ended June 30, 2026 compared to the prior year, primarily due to changes in the fair value of AIG's investment in Corebridge and Equity securities and lower income from alternative investments and mortgage loans, partially offset by higher income on available for sale fixed maturity securities.
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

58	AIG | Second Quarter 2026 Form 10-Q

ITEM 2 | Investments

Available-for-Sale Investments
The following table presents the fair value of our available-for-sale securities:

(in millions)	June 30, 2026	December 31, 2025
Bonds available for sale:
U.S. government and government sponsored entities	$2,779	$3,298
Obligations of states, municipalities and political subdivisions	2,684	2,775
Non-U.S. governments	6,078	6,516
Corporate debt	38,277	37,235
Mortgage-backed, asset-backed and collateralized:
RMBS - agency	6,271	5,988
RMBS - non-agency	4,797	4,180
CMBS	4,939	4,616
CLO/ABS	5,647	6,424
Total mortgage-backed, asset-backed and collateralized	21,654	21,208
Total bonds available for sale*	$71,472	$71,032
*At June 30, 2026 and December 31, 2025, the fair value of bonds available for sale we held that were below investment grade or not rated totaled $5.7 billion and $5.9 billion, respectively.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

(in millions)	June 30, 2026	December 31, 2025
Canada	$1,047	$1,207
Japan	437	489
Germany	398	444
Australia	327	284
Israel	314	322
United Kingdom	307	344
Korea, Republic of	219	214
Malaysia	217	216
Singapore	190	206
Denmark	160	241
Other	2,484	2,572
Total	$6,100	$6,539
The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	June 30, 2026					December 31, 2025 Total
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products	Total
Euro-Zone countries:
France	$146	$1,533	$576	$39	$2,294	$2,258
Germany	398	306	878	47	1,629	1,660
Netherlands	66	609	225	49	949	1,061
Ireland	5	152	105	405	667	733
Italy	13	117	350	27	507	480
Spain	7	395	80	24	506	494
Denmark	160	110	48	—	318	337
Luxembourg	19	104	74	18	215	205
Belgium	9	88	54	14	165	216
Finland	9	68	1	1	79	93
Other Euro-Zone	199	39	31	39	308	310
Total Euro-Zone	$1,031	$3,521	$2,422	$663	$7,637	$7,847
Remainder of Europe:
United Kingdom	$307	$1,747	$1,725	$406	$4,185	$4,017
Switzerland	19	177	272	—	468	534
Sweden	89	195	29	—	313	372

AIG | Second Quarter 2026 Form 10-Q	59

ITEM 2 | Investments

	June 30, 2026					December 31, 2025 Total
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products	Total
Norway	63	84	—	—	147	136
Jersey (Channel Islands)	3	3	8	43	57	58
Other - Remainder of Europe	39	14	4	—	57	59
Total - Remainder of Europe	$520	$2,220	$2,038	$449	$5,227	$5,176
Total	$1,551	$5,741	$4,460	$1,112	$12,864	$13,023
Investments in Municipal Bonds
At June 30, 2026, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 98 percent of the portfolio rated A or higher.
The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	June 30, 2026
(in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value	December 31, 2025 Total Fair Value
California	$207	$138	$321	$666	$690
New York	28	86	240	354	401
Massachusetts	40	12	105	157	167
Florida	1	—	129	130	127
Texas	10	30	88	128	144
Connecticut	26	2	86	114	111
Pennsylvania	34	—	72	106	118
Georgia	48	—	27	75	73
Illinois	4	17	52	73	84
Oregon	7	47	16	70	67
Michigan	—	—	69	69	51
Hawaii	63	—	1	64	66
Virginia	—	3	54	57	60
All other states	31	32	558	621	616
Total	$499	$367	$1,818	$2,684	$2,775
Investments in Corporate Debt Securities
The following table presents the fair value of our available for sale corporate debt securities by industry categories:

(in millions)	June 30, 2026	December 31, 2025
Financial institutions:
Banks	$8,305	$8,086
Insurance	1,476	1,378
Securities firms and other finance companies	966	856
Other financial institutions	5,818	5,733
Utilities	3,369	3,231
Communications	2,334	2,188
Consumer noncyclical	2,737	2,706
Capital goods	1,724	1,805
Energy	2,182	2,010
Consumer cyclical	3,599	3,649
Basic materials	2,308	2,093
Other	3,459	3,500
Total*	$38,277	$37,235
*At June 30, 2026 and December 31, 2025, approximately 89 percent and 88 percent, respectively, of these investments were rated investment grade.

60	AIG | Second Quarter 2026 Form 10-Q

ITEM 2 | Investments

Commercial Mortgage Loans
At June 30, 2026, we had direct commercial mortgage loan exposure of $2.3 billion.
The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
June 30, 2026
State:
California	16	$88	$192	$26	$17	$15	$—	$338	15%
New York	17	50	183	44	19	32	—	328	14
Texas	18	62	134	1	30	—	40	267	12
Massachusetts	6	—	123	48	7	—	—	178	8
Florida	11	67	—	59	7	38	—	171	8
Pennsylvania	9	30	58	15	18	—	—	121	5
Illinois	5	88	9	—	—	—	5	102	5
New Jersey	4	56	—	—	—	—	9	65	3
Washington	3	49	—	—	—	—	—	49	2
Colorado	3	7	20	15	—	—	—	42	2
Other states	20	99	3	66	3	—	—	171	7
Foreign	20	133	153	40	26	79	—	431	19
Total*	132	$729	$875	$314	$127	$164	$54	$2,263	100%

December 31, 2025
State:
California	17	$89	$190	$27	$18	$31	$—	$355	14%
New York	17	48	188	44	19	33	—	332	13
Texas	19	72	135	1	30	10	—	248	10
Massachusetts	7	—	175	48	7	—	—	230	9
Florida	11	68	—	60	8	37	—	173	7
Pennsylvania	9	28	57	15	18	—	—	118	5
Illinois	5	88	13	—	—	—	—	101	4
New Jersey	8	55	—	—	3	—	10	68	3
Washington	3	49	—	—	—	—	—	49	2
Colorado	3	7	20	16	—	—	—	43	2
Other states	23	109	12	68	28	—	—	217	9
Foreign	23	180	196	78	27	80	—	561	22
Total*	145	$793	$986	$357	$158	$191	$10	$2,495	100%
*Does not reflect allowance for credit losses.
For additional information on commercial mortgage loans, see Note 6 to the Condensed Consolidated Financial Statements.

AIG | Second Quarter 2026 Form 10-Q	61

ITEM 2 | Investments

Net Realized Gains and Losses
The following table presents the components of Net realized gains (losses):

Three Months Ended June 30,	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales and impairments of fixed maturity securities	$(59)	$(4)	$(63)	$(102)	$(49)	$(151)
Change in allowance for credit losses on fixed maturity securities	3	—	3	(15)	—	(15)
Change in allowance for credit losses on loans	(1)	—	(1)	45	5	50
Foreign exchange transactions	(8)	1	(7)	(27)	13	(14)
Derivatives and hedge accounting	(20)	(2)	(22)	(98)	(16)	(114)
Sales of alternative investments	(38)	—	(38)	3	—	3
Other*	(85)	(1)	(86)	2	(5)	(3)
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(208)	(6)	(214)	(192)	(52)	(244)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(51)	(51)	—	(14)	(14)
Net realized losses	$(208)	$(57)	$(265)	$(192)	$(66)	$(258)

Six Months Ended June 30,	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales and impairments of fixed maturity securities	$(174)	$(19)	$(193)	$(357)	$(56)	$(413)
Change in allowance for credit losses on fixed maturity securities	1	1	2	(7)	—	(7)
Change in allowance for credit losses on loans	32	1	33	50	9	59
Foreign exchange transactions	(27)	(2)	(29)	193	19	212
Derivatives and hedge accounting	(18)	2	(16)	(126)	(22)	(148)
Sales of alternative investments	(16)	—	(16)	3	—	3
Other*	(138)	(2)	(140)	(8)	(4)	(12)
Net realized gains (losses) – excluding Fortitude Re funds withheld embedded derivative	(340)	(19)	(359)	(252)	(54)	(306)
Net realized losses on Fortitude Re funds withheld embedded derivative	—	(41)	(41)	—	(55)	(55)
Net realized losses	$(340)	$(60)	$(400)	$(252)	$(109)	$(361)
*Other includes impairments on investments in private equity and real estate funds.
Higher Net realized losses excluding Fortitude Re funds withheld assets in the three months ended June 30, 2026 compared to 2025 were primarily due to losses on foreign exchange, partially offset by lower losses on fixed maturity securities. Higher Net realized losses excluding Fortitude Re funds withheld assets in the six months ended June 30, 2026 compared to 2025 were primarily due to losses on foreign exchange, partially offset by lower losses on fixed maturity securities.
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
Unrealized Gains and Losses on Investments
Net unrealized investment losses included in shareholders’ equity were $1.9 billion at June 30, 2026 compared with $2.0 billion at June 30, 2025. The change in net unrealized gains and losses on investments in the six months ended June 30, 2026 was primarily attributable to a change in the fair value of fixed maturity securities mainly due to higher interest rates offset by slight narrowing of credit spreads. The change in net unrealized gains and losses on investments in the six months ended June 30, 2025 was primarily attributable to a change in the fair value of fixed maturity securities mainly due to lower interest rates and narrowing of credit spreads.
At June 30, 2026, the Company had $1.5 billion fixed maturity investments reported at fair value for which fair value was less than 80 percent of amortized cost. At December 31, 2025, the Company had $1.4 billion fixed maturity investments reported at fair value for which fair value was less than 80 percent of amortized cost.

62	AIG | Second Quarter 2026 Form 10-Q

ITEM 2 | Investments

At June 30, 2026 and December 31, 2025, below investment grade securities comprised 8 percent and 8 percent, respectively, of the fair value of our fixed maturity investment portfolio. Included in below investment grade securities at June 30, 2026 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $2.3 billion and a fair value of $2.2 billion, resulting in a net pre-tax unrealized investment loss of $100 million.
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
At June 30, 2026, approximately 63 percent of our fixed maturity securities were held by our U.S. entities. Approximately 92 percent of these securities were rated investment grade by one or more of the major rating agencies.
At June 30, 2026, approximately 93 percent of our fixed maturity securities held by our foreign entities were either rated investment grade or, on the basis of analysis of our investment managers, were equivalent from a credit standpoint to securities rated investment grade. Approximately 16 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.
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
For information regarding credit risks associated with investments, see Part II, Item 7. MD&A – Enterprise Risk Management in the 2025 Annual Report.
The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other Bond Securities		Total
(in millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Rating:
Other fixed maturity securities
AAA	$3,507	$4,063	$14	$14	$3,521	$4,077
AA	8,257	8,693	50	50	8,307	8,743
A	17,473	17,679	115	173	17,588	17,852
BBB	15,819	14,565	98	100	15,917	14,665
Below investment grade	4,701	4,730	2	11	4,703	4,741
Non-rated	61	94	—	—	61	94
Total	$49,818	$49,824	$279	$348	$50,097	$50,172
Mortgage-backed, asset-backed and collateralized
AAA	$11,488	$11,198	$82	$102	$11,570	$11,300
AA	7,842	7,468	48	49	7,890	7,517
A	1,015	1,030	160	135	1,175	1,165
BBB	356	411	65	77	421	488
Below investment grade	953	1,101	31	30	984	1,131
Non-rated	—	—	2	—	2	—
Total	$21,654	$21,208	$388	$393	$22,042	$21,601
Total
AAA	$14,995	$15,261	$96	$116	$15,091	$15,377
AA	16,099	16,161	98	99	16,197	16,260
A	18,488	18,709	275	308	18,763	19,017
BBB	16,175	14,976	163	177	16,338	15,153
Below investment grade	5,654	5,831	33	41	5,687	5,872
Non-rated	61	94	2	—	63	94
Total	$71,472	$71,032	$667	$741	$72,139	$71,773

AIG | Second Quarter 2026 Form 10-Q	63

ITEM 2 | Insurance Reserves

Insurance Reserves
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (LOSS RESERVES)
The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

	June 30, 2026			December 31, 2025
(in millions)	Net Loss Reserves	Reinsurance Recoverable	Gross Loss Reserves	Net Loss Reserves	Reinsurance Recoverable	Gross Loss Reserves
General Insurance:
North America Commercial:
U.S. Workers' Compensation (net of discount)	$2,285	$3,462	$5,747	$2,273	$3,742	$6,015
U.S. Excess Casualty	3,163	2,794	5,957	3,153	2,961	6,114
U.S. Other Casualty	4,987	3,141	8,128	4,651	3,170	7,821
U.S. Financial Lines	5,108	1,403	6,511	5,270	1,516	6,786
U.S. Property and Special Risks	4,222	932	5,154	4,142	990	5,132
Other product lines(b)	3,768	2,632	6,400	4,356	2,947	7,303
Total North America Commercial	23,533	14,364	37,897	23,845	15,326	39,171
International Commercial:
UK/Europe Casualty and Financial Lines	7,947	3,150	11,097	8,288	2,376	10,664
UK/Europe Property and Special Risks	3,188	1,424	4,612	2,176	2,214	4,390
Other product lines(b)	1,967	1,374	3,341	1,882	1,272	3,154
Total International Commercial	13,102	5,948	19,050	12,346	5,862	18,208
Global Personal:
U.S. Personal Insurance	786	1,934	2,720	705	1,986	2,691
UK/Europe and Japan Personal Insurance	1,168	724	1,892	1,240	733	1,973
Other product lines(b)	1,177	822	1,999	1,109	750	1,859
Total Global Personal	3,131	3,480	6,611	3,054	3,469	6,523
Unallocated loss adjustment expenses(b)	1,620	547	2,167	1,965	629	2,594
Total General Insurance	41,386	24,339	65,725	41,210	25,286	66,496
Other Operations	608	3,519	4,127	585	3,585	4,170
Total	$41,994	$27,858	$69,852	$41,795	$28,871	$70,666
(a)Includes net loss reserve discount of $1.3 billion and $1.2 billion at June 30, 2026 and December 31, 2025, respectively. For information regarding loss reserve discount, see Note 11 to the Condensed Consolidated Financial Statements.
(b)Other product lines and Unallocated loss adjustment expenses includes Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense for the Fortitude Re reinsurance of $2.3 billion and $2.3 billion at June 30, 2026 and December 31, 2025, respectively.
Prior Year Development
The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment and major lines of business:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
General Insurance:
North America Commercial:
U.S. Workers' Compensation	$(177)	$(107)	$(185)	$(117)
U.S. Excess Casualty	74	106	68	99
U.S. Other Casualty	17	32	11	25
U.S. Financial Lines	(4)	(5)	(27)	(10)
U.S. Property and Special Risks	(79)	(56)	(147)	(77)
Other Product Lines	1	(89)	8	(89)
Total North America Commercial	$(168)	$(119)	$(272)	$(169)
International Commercial:
UK/Europe Casualty and Financial Lines	$2	$—	$1	$—
UK/Europe Property and Special Risks	(1)	(1)	27	(14)
Other Product Lines	(4)	(7)	(56)	(8)
Total International Commercial	$(3)	$(8)	$(28)	$(22)

64	AIG | Second Quarter 2026 Form 10-Q

ITEM 2 | Insurance Reserves

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Global Personal:
U.S. Personal Insurance	$7	$—	$(15)	$—
UK/Europe and Japan Personal Insurance	(7)	—	(10)	(1)
Other Product Lines	(1)	(1)	—	—
Total Global Personal	$(1)	$(1)	$(25)	$(1)
Total Prior Year (Favorable) Unfavorable Development*	$(172)	$(128)	$(325)	$(192)
*Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $26 million and $31 million for the three months ended June 30, 2026 and 2025, respectively, and $52 million and $62 million for the six months ended June 30, 2026 and 2025, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $(100) million and $122 million for the three months ended June 30, 2026 and 2025, respectively, and $(100) million and $122 million for the six months ended June 30, 2026 and 2025, respectively. Also excludes the related changes in amortization of the deferred gain, which were $(34) million and $69 million for the three months ended June 30, 2026 and 2025, respectively, and $(25) million and $60 million for the six months ended June 30, 2026 and 2025, respectively.
Net Loss Development
In the three months ended June 30, 2026, we recognized favorable prior year loss reserve development of $172 million, primarily driven by:
North America Commercial
•Favorable development in U.S. Workers’ Compensation driven by Excess of Loss Sensitive and Primary business.
•Favorable development in U.S. Property and Special Risks primarily reflecting favorable experience in Programs.
•Adverse development in U.S. Excess Casualty reflecting unfavorable experience in first-layer umbrella and high excess casualty.
•Benefit from the amortization of the deferred gain on the adverse development cover.
In the six months ended June 30, 2026, we recognized favorable prior year loss reserve development of $325 million, primarily driven by:
North America Commercial
•Favorable development in U.S. Workers’ Compensation driven by Excess of Loss Sensitive and Primary business.
•Favorable development in U.S. Property and Special Risks primarily reflecting development in Programs, along with lower than expected non-CAT loss experience in Property Lines.
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
In the three months ended June 30, 2025, we recognized favorable prior year loss reserve development of $128 million, primarily driven by:
North America Commercial
•Favorable development in U.S. Workers’ Compensation primarily driven by favorable experience within Excess of Loss Sensitive offset by adverse development within Primary Guaranteed Cost and Defense Base Act business.
•Adverse development in U.S. Excess Casualty primarily driven by unfavorable development in Mass Tort.
•Favorable Development in U.S. Property and Special Risks primarily driven by Programs.
•Benefit from the amortization of the deferred gain on the adverse development cover.

AIG | Second Quarter 2026 Form 10-Q	65

ITEM 2 | Insurance Reserves

In the six months ended June 30, 2025, we recognized favorable prior year loss reserve development of $192 million, primarily driven by:
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

(in millions)	June 30, 2026	December 31, 2025
Gross Covered Losses
Covered reserves before discount	$8,275	$8,907
Inception to date losses paid	33,095	32,588
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$16,370	$16,495
Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,096	$13,196
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	2,908	3,008
Discount on ceded losses(a)	(819)	(891)
Pre-tax deferred gain before amortization	2,089	2,117
Inception to date amortization of deferred gain at inception	(1,740)	(1,688)
Inception to date amortization attributed to changes in deferred gain(b)	(108)	(156)
Deferred gain liability reflected in AIG's balance sheet	$241	$273
(a)The accretion of discount and a reduction in effective interest rates is offset by changes in estimates of the amount and timing of future recoveries.
(b)Excluded from APTI.

66	AIG | Second Quarter 2026 Form 10-Q

ITEM 2 | Insurance Reserves

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Balance at beginning of period, net of discount	$306	$268	$273	$284
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	(100)	122	(100)	122
Amortization attributed to deferred gain at inception(b)	(26)	(31)	(52)	(62)
Amortization attributed to changes in deferred gain(c)	42	(62)	48	(48)
Changes in discount on ceded loss reserves	19	19	72	20
Balance at end of period, net of discount	$241	$316	$241	$316
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
Fortitude Re
Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our run-off operations. Those reinsurance transactions were designed to consolidate most of our insurance run-off lines into a single legal entity. As of June 30, 2026, $3.0 billion of reserves related to business written by multiple wholly-owned AIG subsidiaries had been ceded to Fortitude Re under these reinsurance transactions.

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

AIG | Second Quarter 2026 Form 10-Q	67

ITEM 2 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS
Sources
Liquidity to AIG Parent from Subsidiaries
During the six months ended June 30, 2026, our General Insurance companies distributed dividends of $1.8 billion to AIG Parent or applicable intermediate holding companies.
Sales of Corebridge Shares by AIG
In February 2026, we sold 24.7 million shares of Corebridge common stock at a per share purchase price of $30.42. The aggregate proceeds to AIG Parent were $750 million.
In May 2026, we sold 25.5 million shares of Corebridge common stock, representing our remaining interest in Corebridge, at a per share purchase price of $27.90. The aggregate proceeds to AIG Parent were approximately $710 million.
Uses
General Borrowings
We made interest payments on our general borrowings totaling $202 million during the six months ended June 30, 2026.
Dividends
We made cash dividend payments in the amount of $0.50 per share on AIG Common Stock for the three month period ended June 30, 2026 (an increase of 11 percent from prior dividend payments), and $0.45 per share for the three months ended March 31, 2026, totaling $504 million in the aggregate.
Repurchases of Common Stock
During the six months ended June 30, 2026, AIG Parent repurchased approximately 15 million shares of AIG Common Stock, for an aggregate purchase price of approximately $1.2 billion. Pursuant to a Rule 10b5-1 plan, from July 1, 2026 to July 31, 2026, AIG Parent repurchased approximately 2 million shares of AIG Common Stock for an aggregate purchase price of approximately $195 million.
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
Interest payments totaled $205 million and $200 million in the six months ended June 30, 2026 and 2025, respectively. Excluding interest payments, AIG had operating cash inflows of $2.1 billion and $1.5 billion in the six months ended June 30, 2026 and 2025, respectively.
Investing Cash Flow Activities
Net cash provided by investing activities in the six months ended June 30, 2026 was $81 million compared to $3.3 billion in the prior year period.
Financing Cash Flow Activities
Net cash used in financing activities in the six months ended June 30, 2026 totaled $1.7 billion, reflecting:
•$504 million to pay dividends of $0.50 per share in the three months ended June 30, 2026, and $0.45 per share for the three months ended March 31, 2026 on AIG Common Stock; and
•$1.2 billion to repurchase approximately 15 million shares of AIG Common Stock.
Net cash used in financing activities in the six months ended June 30, 2025 totaled $4.2 billion reflecting:
•$488 million to pay dividends of $0.45 per share in the three months ended June 30, 2025, and $0.40 per share for the three months ended March 31, 2025 on AIG Common Stock;
•$4.0 billion to repurchase approximately 50 million shares of AIG Common Stock; and
•$154 million in net inflows from the issuance and repayment of long-term debt.

68	AIG | Second Quarter 2026 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES OF AIG PARENT AND SUBSIDIARIES
AIG Parent
As of June 30, 2026 and December 31, 2025, respectively, AIG Parent had approximately $7.4 billion and $9.3 billion in liquidity sources held in the form of cash, short-term investments and AIG Parent's committed, revolving syndicated credit facility of $3.0 billion. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and dividends on AIG Common Stock.
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
We are party to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by us in the event of a drawdown. Letters of credit issued in support of our insurance companies totaled approximately $2.2 billion at June 30, 2026.
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
As of June 30, 2026, a total of $3.0 billion remained available under the Facility.
CONTRACTUAL OBLIGATIONS
As of June 30, 2026, there have been no material changes in our contractual obligations from December 31, 2025, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Contractual Obligations in the 2025 Annual Report.
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As of June 30, 2026, there have been no material changes in our off-balance sheet arrangements and commercial commitments from December 31, 2025, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Off-Balance Sheet Arrangements and Commercial Commitments in the 2025 Annual Report.

AIG | Second Quarter 2026 Form 10-Q	69

ITEM 2 | Liquidity and Capital Resources

DEBT
We expect to service and repay general borrowings through maturing investments and dispositions of invested assets, future cash flows from operations, cash flows generated from invested assets, future debt or preferred stock issuances and other financing arrangements.
The following table provides the rollforward of our total debt outstanding:

Six Months Ended June 30, 2026	Balance, Beginning of Year	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes	Balance, End of Period
(in millions)
General borrowings:
Notes and bonds payable	$8,529	$—	$—	$(50)	$3	$8,482
Junior subordinated debt	481	—	—	—	—	481
Total general borrowings	9,010	—	—	(50)	3	8,963
Borrowings supported by assets	25	—	(15)	—	—	10
Total long-term debt	$9,035	$—	$(15)	$(50)	$3	$8,973
Debt of consolidated investment entities - not guaranteed by AIG(a)	$156	$—	$—	$—	$(2)	$154
(a)Includes debt of consolidated investment entities related to real estate investments.
Debt Maturities
The following table summarizes maturing long-term debt at June 30, 2026 of AIG for the next four quarters:

	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
(in millions)	2026	2026	2027	2027	Total
General borrowings	$—	$28	$—	$938	$966

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

June 30, 2026		Remainder	Year Ending
(in millions)	Total	of 2026	2027	2028	2029	2030	2031	Thereafter
General borrowings:
Notes and bonds payable	$8,482	$28	$938	$675	$203	$959	$—	$5,679
Junior subordinated debt	481	—	—	—	—	—	—	481
Total general borrowings	8,963	28	938	675	203	959	—	6,160
Borrowings supported by assets	10	—	—	—	—	—	—	10
Total long-term debt*	$8,973	$28	$938	$675	$203	$959	$—	$6,170
*Does not reflect $154 million of notes issued by consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.
FINANCIAL STRENGTH RATINGS
Financial Strength ratings estimate an insurance company’s ability to pay its obligations under an insurance policy. The following table presents the ratings of our significant insurance subsidiaries as of the date of this filing.

	A.M. Best	S&P	Fitch	Moody’s
National Union Fire Insurance Company of Pittsburgh, Pa.	A	AA-	AA-	A1
Lexington Insurance Company	A	AA-	AA-	A1
American Home Assurance Company	A	AA-	AA-	A1
AIG Europe S.A.	NR	AA-	AA-	A1
American International Group UK Limited	A	AA-	AA-	A1
AIG General Insurance Company, Ltd.	NR	AA-	NR	NR
In July 2026, Fitch assigned a financial strength rating of AA- to AIG Europe S.A. and American International Group UK Limited, the outlook of the ratings assigned is Stable for both subsidiaries. Both entities were previously unrated by Fitch.

70	AIG | Second Quarter 2026 Form 10-Q

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
DIVIDENDS
On August 6, 2026, our Board of Directors (the Board) declared a cash dividend on AIG Common Stock of $0.50 per share, payable on September 30, 2026 to shareholders of record as of September 16, 2026.
The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors. For further detail on our dividends, see Note 13 to the Condensed Consolidated Financial Statements.
REPURCHASES OF AIG COMMON STOCK
The Board has authorized the repurchase of shares of AIG Common Stock and as of July 31, 2026, $2.6 billion remained under the Board's authorization. During the six months ended June 30, 2026, AIG Parent repurchased approximately 15 million shares of AIG Common Stock for an aggregate purchase price of $1.2 billion. Pursuant to a Rule 10b5-1 plan, from July 1, 2026 to July 31, 2026, AIG Parent repurchased approximately 2 million shares of AIG Common Stock for an aggregate purchase price of approximately $195 million.
The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors, as discussed further in Note 13 to the Condensed Consolidated Financial Statements.

AIG | Second Quarter 2026 Form 10-Q	71

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
For additional information on AIG’s risk management program, see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2025 Annual Report.
The scope and magnitude of our market risk exposures is managed under a robust framework that contains defined risk limits and minimum standards for managing market risk in a manner consistent with our risk appetite statement. As of June 30, 2026, there have been no material changes in our market risk exposures, which may be found in Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2025 Annual Report. See Part I, Item 1A. Risk Factors in the 2025 Annual Report on how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

72	AIG | Second Quarter 2026 Form 10-Q

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
IBNR Incurred But Not Reported Estimates of claims that have been incurred but not reported to us.

AIG | Second Quarter 2026 Form 10-Q	73

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

74	AIG | Second Quarter 2026 Form 10-Q

Acronyms

Acronyms

A&H	Accident and Health Insurance	ISDA	International Swaps and Derivatives Association, Inc.
ABS	Asset-Backed Securities	Moody's	Moody's Investors Service, Inc.
APTI	Adjusted pre-tax income	NAIC	National Association of Insurance Commissioners
CDS	Credit Default Swap	NM	Not Meaningful
CLO	Collateralized Loan Obligations	ORR	Obligor Risk Ratings
CMBS	Commercial Mortgage-Backed Securities	RMBS	Residential Mortgage-Backed Securities
ERM	Enterprise Risk Management	S&P	Standard & Poor's Financial Services LLC
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
GAAP	Accounting Principles Generally Accepted in the United States of America	VIE	Variable Interest Entity

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is set forth in the Enterprise Risk Management section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by American International Group, Inc. (AIG) management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2026. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AIG | Second Quarter 2026 Form 10-Q	75

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

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended June 30, 2026:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30	3,373,331	$76.44	3,373,331	$3,136
May 1-31	2,566,565	77.12	2,566,565	2,938
June 1-30	2,484,706	74.98	2,484,706	2,752
Total	8,424,602	$76.22	8,424,602	$2,752
*Excludes excise tax of $7 million due to the Inflation Reduction Act of 2022 for the three months ended June 30, 2026.
During the three months ended June 30, 2026, American International Group, Inc. repurchased approximately 8 million shares of AIG common stock, par value $2.50 per share (AIG Common Stock) for an aggregate purchase price of $0.6 billion. From July 1, 2026 to July 31, 2026, we repurchased approximately 2 million shares of AIG Common Stock for an aggregate purchase price of approximately $195 million.
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

76	AIG | Second Quarter 2026 Form 10-Q

ITEM 5 | Other Information
Our officers and directors (as defined in Rule 16a-1 under the Exchange Act) may enter into plans for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Other than as described below, during the three months ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
•Peter Zaffino, our Executive Chairman, entered into a new trading plan on May 9, 2026. The plan’s maximum duration is until January 10, 2027, and the first trade may not occur prior to August 12, 2026. The trading plan is intended to permit Mr. Zaffino to sell up to 236,829 shares of AIG common stock and exercise up to 509,446 AIG stock options and immediately sell the acquired shares.
The Rule 10b5-1 trading arrangement described above was adopted and precleared in accordance with AIG’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangement will be disclosed publicly in future Section 16 filings with the SEC.

ITEM 6 | Exhibits
Exhibit Index

Exhibit Number	Description	Location
22	Guaranteed Securities	None.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications*	Furnished herewith.
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025 and (vi) the Notes to the Condensed Consolidated Financial Statements
Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.
•This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

AIG | Second Quarter 2026 Form 10-Q	77

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ KEITH WALSH
Keith Walsh
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/S/ KATHLEEN CARBONE
Kathleen Carbone
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: August 7, 2026

78	AIG | Second Quarter 2026 Form 10-Q