Form 10-Q
period 2026-09-30
AMERICAN INTERNATIONAL GROUP, INC.
filed 2026-11-04
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2026, there were 518,438,878 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

FORM 10-Q

AIG | Third Quarter 2026 Form 10-Q	1

Part I – Financial Information
Item 1. | Financial Statements

American International Group, Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions, except for share data)	September 30, 2026	December 31, 2025
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $24 in 2026 and $37 in 2025 (amortized cost: 2026 - $74,858; 2025 - $71,772)	$71,642	$71,032
Other bond securities, at fair value	649	741
Equity securities, at fair value	1,058	502
Mortgage and other loans receivable, net of allowance for credit losses of $37,724 in 2026 and $37,747 in 2025	2,298	2,887
Other invested assets (portion measured at fair value: 2026 - $3,144; 2025 - $5,011)	6,961	6,696
Short-term investments, including restricted cash of $56 in 2026 and $55 in 2025 (portion measured at fair value: 2026 - $4,530; 2025 - $5,909)	10,183	11,141
Total investments	92,791	92,999
Cash	1,724	1,274
Accrued investment income	731	691
Premiums and other receivables, net of allowance for credit losses and disputes of $135 in 2026 and $131 in 2025	11,516	10,441
Reinsurance assets - Fortitude Re	3,006	3,167
Reinsurance assets - other, net of allowance for credit losses and disputes of $259 in 2026 and $248 in 2025	34,217	34,829
Deferred income tax assets	4,807	5,096
Deferred policy acquisition costs	2,333	2,106
Goodwill	3,423	3,435
Deposit accounting assets, net of allowance for credit losses of $49 in 2026 and $49 in 2025	2,596	2,443
Other assets, including restricted cash of $7 in 2026 and $16 in 2025 (portion measured at fair value: 2026 - $11; 2025 - $135)	4,717	4,773
Total assets	$161,861	$161,254
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2026 and $14 in 2025	$70,182	$70,666
Unearned premiums	19,677	17,991
Future policy benefits	1,269	1,385
Other policyholder funds	312	352
Fortitude Re funds withheld payable (portion measured at fair value: 2026 - $(184); 2025 - $(92))	2,739	3,038
Premiums and other related payables	6,431	5,448
Deposit accounting liabilities	3,408	3,295
Commissions and premium taxes payable	1,472	1,556
Current and deferred income tax liabilities	639	661
Other liabilities (portion measured at fair value: 2026 - $132; 2025 - $162)	6,413	6,509
Long-term debt	10,256	9,035
Debt of consolidated investment entities	154	156
Total liabilities	122,952	120,092
Contingencies, commitments and guarantees (See Note 12)
AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2026 - 1,906,671,492 and 2025 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2026 - 1,387,952,697 shares; 2025 - 1,368,489,324 shares of common stock	(72,774)	(71,199)
Additional paid-in capital	75,380	75,373
Retained earnings	38,965	37,186
Accumulated other comprehensive loss	(7,454)	(4,987)
Total AIG shareholders’ equity	38,883	41,139
Non-redeemable noncontrolling interests	26	23
Total equity	38,909	41,162
Total liabilities and equity	$161,861	$161,254
See accompanying Notes to Condensed Consolidated Financial Statements.

2	AIG | Third Quarter 2026 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per common share data)	2026	2025	2026	2025
Revenues:
Premiums	$6,453	$6,073	$18,746	$17,720
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	1,084	743	2,864	3,235
Net investment income - Fortitude Re funds withheld assets	16	29	75	108
Total net investment income	1,100	772	2,939	3,343
Net realized gains (losses):
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(167)	(431)	(507)	(683)
Net realized losses on Fortitude Re funds withheld assets	(28)	(5)	(47)	(59)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	85	(54)	44	(109)
Total net realized losses	(110)	(490)	(510)	(851)
Other income (loss)	—	(4)	3	13
Total revenues	7,443	6,351	21,178	20,225
Benefits, losses and expenses:
Losses and loss adjustment expenses incurred	4,023	3,391	11,082	10,678
Amortization of deferred policy acquisition costs	934	850	2,658	2,522
General operating and other expenses	1,266	1,297	3,634	3,574
Interest expense	101	99	301	291
(Gain) loss on extinguishment of debt	—	—	—	(5)
Net (gain) loss on divestitures and other	—	—	133	(53)
Total benefits, losses and expenses	6,324	5,637	17,808	17,007
Income before income tax expense	1,119	714	3,370	3,218
Income tax expense	270	190	810	852
Net income	849	524	2,560	2,366
Less: Net income attributable to noncontrolling interests	5	5	5	5
Net income attributable to AIG common shareholders	$844	$519	$2,555	$2,361
Net income per common share attributable to AIG common shareholders:
Basic	$1.61	$0.94	$4.82	$4.12
Diluted	$1.60	$0.93	$4.78	$4.08
Weighted average shares outstanding:
Basic	522,963,373	553,308,504	530,133,311	573,176,050
Diluted	527,224,651	558,519,830	534,267,676	578,421,227
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Third Quarter 2026 Form 10-Q	3

American International Group, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Net income	$849	$524	$2,560	$2,366
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken	4	—	4	(2)
Change in unrealized appreciation (depreciation) of all other investments	(1,960)	547	(2,468)	1,464
Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	12	5	21	12
Change in foreign currency translation adjustments	90	(56)	(42)	567
Change in retirement plan liabilities adjustment	6	6	18	13
Other comprehensive income (loss)	(1,848)	502	(2,467)	2,054
Comprehensive income (loss)	(999)	1,026	93	4,420
Less: Comprehensive income attributable to noncontrolling interests	5	5	5	6
Comprehensive income (loss) attributable to AIG	$(1,004)	$1,021	$88	$4,414
See accompanying Notes to Condensed Consolidated Financial Statements.

4	AIG | Third Quarter 2026 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Equity (unaudited)

(in millions, except per share data)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable Non- controlling Interests	Total Equity
Three Months Ended September 30, 2026
Balance, beginning of period	$4,766	$(72,283)	$75,341	$38,388	$(5,606)	$40,606	$20	$40,626
Common stock issued under stock plans	—	41	(4)	—	—	37	—	37
Purchase of common stock	—	(532)	—	—	—	(532)	—	(532)
Net income attributable to AIG or noncontrolling interests	—	—	—	844	—	844	5	849
Dividends on common stock ($0.50 per share)	—	—	—	(260)	—	(260)	—	(260)
Other comprehensive loss	—	—	—	—	(1,848)	(1,848)	—	(1,848)
Other	—	—	43	(7)	—	36	1	37
Balance, end of period	$4,766	$(72,774)	$75,380	$38,965	$(7,454)	$38,883	$26	$38,909

Three Months Ended September 30, 2025
Balance, beginning of period	$4,766	$(69,430)	$75,289	$36,424	$(5,548)	$41,501	$28	$41,529
Common stock issued under stock plans	—	9	(1)	—	—	8	—	8
Purchase of common stock	—	(1,246)	—	—	—	(1,246)	—	(1,246)
Net income attributable to AIG or noncontrolling interests	—	—	—	519	—	519	5	524
Dividends on common stock ($0.45 per share)	—	—	—	(246)	—	(246)	—	(246)
Other comprehensive income	—	—	—	—	502	502	—	502
Other	—	—	46	1	—	47	(1)	46
Balance, end of period	$4,766	$(70,667)	$75,334	$36,698	$(5,046)	$41,085	$32	$41,117

Nine Months Ended September 30, 2026
Balance, beginning of year	$4,766	$(71,199)	$75,373	$37,186	$(4,987)	$41,139	$23	$41,162
Common stock issued under stock plans	—	129	(160)	—	—	(31)	—	(31)
Purchase of common stock	—	(1,704)	—	—	—	(1,704)	—	(1,704)
Net income attributable to AIG or noncontrolling interests	—	—	—	2,555	—	2,555	5	2,560
Dividends on common stock ($1.45 per share)	—	—	—	(764)	—	(764)	—	(764)
Other comprehensive loss	—	—	—	—	(2,467)	(2,467)	—	(2,467)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Other	—	—	167	(12)	—	155	2	157
Balance, end of period	$4,766	$(72,774)	$75,380	$38,965	$(7,454)	$38,883	$26	$38,909

Nine Months Ended September 30, 2025
Balance, beginning of year	$4,766	$(65,573)	$75,348	$35,079	$(7,099)	$42,521	$29	$42,550
Common stock issued under stock plans	—	208	(174)	—	—	34	—	34
Purchase of common stock	—	(5,302)	—	—	—	(5,302)	—	(5,302)
Net income attributable to AIG or noncontrolling interests	—	—	—	2,361	—	2,361	5	2,366
Dividends on common stock ($1.30 per share)	—	—	—	(734)	—	(734)	—	(734)
Other comprehensive income	—	—	—	—	2,053	2,053	1	2,054
Distributions to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Other	—	—	160	(8)	—	152	2	154
Balance, end of period	$4,766	$(70,667)	$75,334	$36,698	$(5,046)	$41,085	$32	$41,117
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Third Quarter 2026 Form 10-Q	5

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$2,560	$2,366
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net losses on sales of securities available for sale and other assets	406	539
Net (gain) loss on divestitures and other	133	(53)
Gain on extinguishment of debt	—	(5)
Unrealized (gains) losses in earnings - net	205	(537)
Equity in income from equity method investments, net of dividends or distributions	(131)	(16)
Depreciation and other amortization	2,760	2,580
Impairments of assets	101	286
Changes in operating assets and liabilities:
Insurance reserves	1,552	540
Premiums and other receivables and payables - net	(836)	(932)
Reinsurance assets, net	731	(272)
Capitalization of deferred policy acquisition costs	(2,894)	(2,576)
Current and deferred income taxes - net	379	717
Other, net	(404)	41
Total adjustments	2,002	312
Net cash provided by operating activities	4,562	2,678
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	9,926	9,866
Other securities	954	128
Other invested assets	1,533	2,371
Maturities of fixed maturity securities available for sale	7,750	6,368
Principal payments received on and sales of mortgage and other loans receivable	688	880
Purchases of:
Available for sale securities	(20,803)	(19,887)
Other securities	(789)	(137)
Other invested assets	(2,648)	(656)
Mortgage and other loans receivable	(144)	(245)
Net change in short-term investments	890	5,150
Other, net	(278)	(579)
Net cash provided by (used in) investing activities	(2,921)	3,259
Cash flows from financing activities:
Proceeds from (payments for)
Issuance of long-term debt	1,267	1,241
Repayments of long-term debt	(15)	(1,087)
Repayments of debt of consolidated investment entities	(2)	(2)
Purchase of common stock	(1,682)	(5,252)
Dividends on common stock	(764)	(734)
Other, net	(70)	90
Net cash used in financing activities	(1,266)	(5,744)
Effect of exchange rate changes on cash and restricted cash	67	29
Net increase in cash and restricted cash	442	222
Cash and restricted cash at beginning of year	1,345	1,372
Cash and restricted cash at end of period	$1,787	$1,594

6	AIG | Third Quarter 2026 Form 10-Q

American International Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)(continued)
Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash	$1,724	$1,589
Restricted cash included in Short-term investments*	56	3
Restricted cash included in Other assets*	7	2
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$1,787	$1,594
Cash paid during the period for:
Interest	$273	$268
Taxes	$431	$135
Non-cash investing activities:
Fixed maturity securities and other invested assets transferred in connection with reinsurance transactions	$—	$(17)
*Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to real estate.
See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Third Quarter 2026 Form 10-Q	7

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
In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein. Results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2026 and prior to the issuance of these Condensed Consolidated Financial Statements. There were no significant subsequent events that required disclosure.
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

8	AIG | Third Quarter 2026 Form 10-Q

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
DEBT
On September 24, 2026, AIG issued €625 million aggregate principal amount of 4.250% Notes Due 2031 and €500 million aggregate principal amount of 4.750% Notes Due 2036, which was equivalent to approximately $1.3 billion in the aggregate.

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

AIG | Third Quarter 2026 Form 10-Q	9

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
The following table presents AIG’s operations by segment:

Three Months Ended September 30, 2026
(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Pre-tax Income (Loss)
North America Commercial	$2,481	$2,362	$1,641	$242	$54	$258	$167
International Commercial	2,387	2,407	1,388	324	92	320	283
Global Personal	1,783	1,666	874	362	96	220	114
Total General Insurance(c)	$6,651	$6,435	$3,903	$928	$242	$798	$564	$1,032	$1,586
Interest expense								—	(101)
Other Operations								45	(40)
Elimination and consolidations								(2)	—
Total								1,075	1,445
Reconciling items:
Changes in the fair values of equity securities and AIG's investment in Corebridge								(3)	(3)
Other income (expense) - net								2	—
Net investment income on Fortitude Re funds withheld assets								16	16
Net realized losses on Fortitude Re funds withheld assets								—	(28)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative								—	85
Net realized losses(d)								—	(170)
Net loss reserve discount benefit (charge)								—	(91)
Net results of businesses in run-off(f)								10	(12)
Integration and transaction costs associated with acquiring or divesting businesses								—	(20)
Restructuring and other costs								—	(100)
Non-recurring costs related to regulatory or accounting changes								—	(3)
Total AIG Consolidated								$1,100	$1,119

10	AIG | Third Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Three Months Ended September 30, 2025
(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Pre-tax Income (Loss)
North America Commercial	$2,435	$2,198	$1,303	$221	$44	$246	$384
International Commercial	2,115	2,188	1,167	285	96	310	330
Global Personal	1,680	1,654	909	345	97	224	79
Total General Insurance(c)	$6,230	$6,040	$3,379	$851	$237	$780	$793	$945	$1,734
Interest expense								—	(100)
Other Operations								77	(14)
Elimination and consolidations								2	2
Total								1,024	1,622
Reconciling items:
Changes in the fair values of equity securities and AIG's investment in Corebridge								(288)	(288)
Net investment income on Fortitude Re funds withheld assets								29	29
Net realized losses on Fortitude Re funds withheld assets								—	(5)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative								—	(54)
Net realized losses(d)								(2)	(433)
Favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	9
Net loss reserve discount benefit (charge)								—	2
Net results of businesses in run-off(f)								9	1
Non-operating pension expenses								—	(6)
Integration and transaction costs associated with acquiring or divesting businesses								—	(7)
Restructuring and other costs								—	(153)
Non-recurring costs related to regulatory or accounting changes								—	(3)
Total AIG Consolidated								$772	$714

Nine Months Ended September 30, 2026
(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Pre-tax Income (Loss)
North America Commercial	$7,211	$6,939	$4,472	$703	$160	$738	$866
International Commercial	7,425	6,866	3,978	906	279	942	761
Global Personal	5,130	4,878	2,567	1,031	256	627	397
Total General Insurance(c)	$19,766	$18,683	$11,017	$2,640	$695	$2,307	$2,024	$2,767	$4,760
Interest expense								—	(300)
Other Operations								133	(108)
Elimination and consolidations								(2)	—
Total								2,898	4,352
Reconciling items:
Changes in the fair values of equity securities and AIG's investment in Corebridge								(67)	(67)
Other income (expense) - net								5	—
Net investment income on Fortitude Re funds withheld assets								75	75
Net realized losses on Fortitude Re funds withheld assets								—	(47)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative								—	44
Net realized losses(d)								—	(514)
Net gain (loss) on divestitures and other(e)								—	(133)
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	75
Net loss reserve discount charge								—	(71)
Net results of businesses in run-off(f)								28	(18)
Non-operating pension expenses								—	2
Integration and transaction costs associated with acquiring or divesting businesses								—	(68)
Restructuring and other costs								—	(247)
Non-recurring costs related to regulatory or accounting changes								—	(13)
Total AIG Consolidated								$2,939	$3,370

AIG | Third Quarter 2026 Form 10-Q	11

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Nine Months Ended September 30, 2025
(in millions)	Net Premiums Written	Net Premiums Earned	Losses and Loss Adjustment Expenses Incurred(a)	Amortization of DAC(a)	Other Acquisition Expenses(a)	General Operating Expenses(a)(b)	Underwriting Income (Loss)	Net Investment Income	Reconciliation to Pre-tax Income (Loss)
North America Commercial	$6,472	$6,455	$4,169	$654	$137	$681	$814
International Commercial	6,467	6,363	3,515	799	274	905	870
Global Personal	4,697	4,869	2,889	1,069	259	674	(22)
Total General Insurance(c)	$17,636	$17,687	$10,573	$2,522	$670	$2,260	$1,662	$2,552	$4,201
Interest expense								—	(292)
Other Operations								273	13
Elimination and consolidations								(1)	—
Total								2,824	3,922
Reconciling items:
Changes in the fair values of equity securities and AIG's investment in Corebridge								393	393
Gain on extinguishment of debt								—	5
Net investment income on Fortitude Re funds withheld assets								108	108
Net realized losses on Fortitude Re funds withheld assets								—	(59)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative								—	(109)
Net realized losses(d)								(4)	(690)
Net gain (loss) on divestitures and other								—	53
Non-operating litigation reserves and settlements								—	13
(Unfavorable) favorable prior year development and related amortization changes ceded under retroactive reinsurance agreements								—	(53)
Net loss reserve discount charge								—	(27)
Net results of businesses in run-off(f)								22	8
Non-operating pension expenses								—	(16)
Integration and transaction costs associated with acquiring or divesting businesses								—	(13)
Restructuring and other costs								—	(307)
Non-recurring costs related to regulatory or accounting changes								—	(10)
Total AIG Consolidated								$3,343	$3,218
(a)These represent our significant expense categories of which amounts align with the segment-level information that is regularly provided to the CODMs.
(b)General operating expenses are primarily comprised of employee compensation and benefits, as well as professional fees.
(c)Amortization of intangible assets including renewal rights was $10 million and $4 million for the three months ended September 30, 2026 and 2025, respectively, and $31 million and $13 million for the nine months ended September 30, 2026 and 2025, respectively.
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
(e)In the nine months ended September 30, 2026, Net gain (loss) on divestitures and other primarily relates to a change in estimate for earn-out considerations associated with the dispositions of Validus Reinsurance, Ltd. and the global personal travel and assistance business.
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

12	AIG | Third Quarter 2026 Form 10-Q

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

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

September 30, 2026	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$586	$3,038	$—	$—	$—	$3,624
Obligations of states, municipalities and political subdivisions	—	2,325	4	—	—	2,329
Non-U.S. governments	232	5,941	—	—	—	6,173
Corporate debt	—	38,249	34	—	—	38,283
RMBS	—	9,680	1,350	—	—	11,030
CMBS	—	4,720	30	—	—	4,750
CLO/ABS	—	3,463	1,990	—	—	5,453
Total bonds available for sale	818	67,416	3,408	—	—	71,642
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	47	—	—	—	47
Non-U.S. governments	—	21	—	—	—	21
Corporate debt	—	200	—	—	—	200
RMBS	—	39	50	—	—	89
CMBS	—	35	—	—	—	35
CLO/ABS	—	151	106	—	—	257
Total other bond securities	—	493	156	—	—	649
Equity securities(b)	973	4	81	—	—	1,058
Other invested assets(c)	—	137	78	—	—	215
Derivative assets(d)	—	272	24	(142)	(143)	11
Short-term investments	4,282	248	—	—	—	4,530
Total	$6,073	$68,570	$3,747	$(142)	$(143)	$78,105
Liabilities:
Derivative liabilities(d)	$—	$306	$24	$(142)	$(138)	$50
Fortitude Re funds withheld payable	—	—	(184)	—	—	(184)
Other liabilities(d)	—	1	81	—	—	82
Total	$—	$307	$(79)	$(142)	$(138)	$(52)

December 31, 2025	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$209	$3,089	$—	$—	$—	$3,298
Obligations of states, municipalities and political subdivisions	—	2,771	4	—	—	2,775
Non-U.S. governments	66	6,427	23	—	—	6,516
Corporate debt	—	37,122	113	—	—	37,235
RMBS	—	8,622	1,546	—	—	10,168
CMBS	—	4,592	24	—	—	4,616
CLO/ABS	—	4,683	1,741	—	—	6,424
Total bonds available for sale	275	67,306	3,451	—	—	71,032
Other bond securities:
Obligations of states, municipalities and political subdivisions	—	51	—	—	—	51
Non-U.S. governments	—	23	—	—	—	23
Corporate debt	—	274	—	—	—	274
RMBS	—	46	51	—	—	97
CMBS	—	42	—	—	—	42
CLO/ABS	—	135	119	—	—	254
Total other bond securities	—	571	170	—	—	741

AIG | Third Quarter 2026 Form 10-Q	13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

December 31, 2025	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral	Total
(in millions)
Equity securities(b)	446	1	55	—	—	502
Other invested assets (c)	1,512	143	92	—	—	1,747
Derivative assets(d)	—	312	26	(164)	(169)	5
Short-term investments	4,106	1,803	—	—	—	5,909
Other assets(d)	—	—	130	—	—	130
Total	$6,339	$70,136	$3,924	$(164)	$(169)	$80,066
Liabilities:
Derivative liabilities(d)	$—	$439	$26	$(164)	$(212)	$89
Fortitude Re funds withheld payable	—	—	(92)	—	—	(92)
Other liabilities(d)	—	—	73	—	—	73
Total	$—	$439	$7	$(164)	$(212)	$70
(a)Represents netting of derivative exposures covered by qualifying master netting agreements.
(b)As of September 30, 2026, includes AIG's ownership interests in Onex of $540 million.
(c)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $2.9 billion and $3.3 billion as of September 30, 2026 and December 31, 2025, respectively. As of December 31, 2025, includes AIG's ownership interest in Corebridge of $1.5 billion on which AIG elected the fair value option.
(d)Presented as part of Other assets and Other liabilities on the Condensed Consolidated Balance Sheets.
CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS
The following tables present changes during the three and nine months ended September 30, 2026 and 2025 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at September 30, 2026 and 2025:

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income(a)	Other Comprehensive Income (Loss)	Purchases	Sales	Issuances and Settlements(b)	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period
Three Months Ended September 30, 2026
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$5	$—	$(1)	$—	$—	$—	$—	$—	$—	$4
Corporate debt	76	(3)	9	—	—	(4)	—	(44)	—	34
RMBS	1,450	7	(42)	—	(15)	(48)	—	(2)	—	1,350
CMBS	39	—	—	14	—	—	—	(3)	(20)	30
CLO/ABS	1,858	(2)	(33)	348	(127)	(56)	25	(43)	20	1,990
Total bonds available for sale	3,428	2	(67)	362	(142)	(108)	25	(92)	—	3,408
Other bond securities:
RMBS	53	(1)	—	—	(1)	(1)	—	—	—	50
CLO/ABS	105	—	—	2	—	(1)	—	—	—	106
Total other bond securities	158	(1)	—	2	(1)	(2)	—	—	—	156
Equity securities	14	1	—	67	(1)	—	—	—	—	81
Other invested assets	96	(18)	—	—	—	—	—	—	—	78
Total	$3,696	$(16)	$(67)	$431	$(144)	$(110)	$25	$(92)	$—	$3,723

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income(a)	Other Comprehensive (Income) Loss	Purchases	Sales	Issuances and Settlements(b)	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period
Liabilities:
Fortitude Re funds withheld payable	$(75)	$(85)	$—	$—	$—	$(24)	$—	$—	$—	$(184)
Other Liabilities	81	—	—	—	—	—	—	—	—	81
Total	$6	$(85)	$—	$—	$—	$(24)	$—	$—	$—	$(103)

14	AIG | Third Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income(a)	Other Comprehensive Income (Loss)	Purchases	Sales	Issuances and Settlements(b)	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period
Three Months Ended September 30, 2025
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$3	$—	$—	$—	$—	$—	$—	$—	$—	$3
Non-U.S. governments	6	—	—	—	—	—	1	—	—	7
Corporate debt	147	(2)	(15)	—	(2)	(2)	—	(6)	—	120
RMBS	1,633	7	8	46	—	(51)	—	(17)	—	1,626
CMBS	26	(5)	5	—	—	(4)	—	—	—	22
CLO/ABS	1,200	1	9	437	(14)	(146)	—	(1)	—	1,486
Total bonds available for sale	3,015	1	7	483	(16)	(203)	1	(24)	—	3,264
Other bond securities:
Corporate debt	1	—	—	—	—	—	—	—	—	1
RMBS	50	—	—	3	—	—	—	—	—	53
CLO/ABS	123	1	—	11	—	(1)	—	(2)	—	132
Total other bond securities	174	1	—	14	—	(1)	—	(2)	—	186
Equity securities	46	2	—	21	(16)	—	8	—	—	61
Other invested assets	93	(5)	—	6	—	(1)	—	—	—	93
Other assets	129	—	—	—	—	—	—	—	—	129
Total	$3,457	$(1)	$7	$524	$(32)	$(205)	$9	$(26)	$—	$3,733

(in millions)	Fair Value Beginning of Period	Net Realized and Unrealized (Gains) Losses Included in Income(a)	Other Comprehensive (Income) Loss	Purchases	Sales	Issuances and Settlements(b)	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period
Liabilities:
Fortitude Re funds withheld payable	$(185)	$54	$—	$—	$—	$28	$—	$—	$—	$(103)
Other liabilities	81	(9)	—	—	—	—	—	—	—	72
Total	$(104)	$45	$—	$—	$—	$28	$—	$—	$—	$(31)

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income(a)	Other Comprehensive Income (Loss)	Purchases	Sales	Issuances and Settlements(b)	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period
Nine Months Ended September 30, 2026
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$4	$—	$(1)	$2	$(1)	$—	$—	$—	$—	$4
Non-U.S. governments	23	1	—	3	(3)	(3)	—	(14)	(7)	—
Corporate debt	113	(2)	1	6	(7)	(5)	9	(70)	(11)	34
RMBS	1,546	20	(83)	14	(15)	(139)	8	(2)	1	1,350
CMBS	24	(1)	1	14	(8)	(2)	25	(3)	(20)	30
CLO/ABS	1,741	—	(39)	881	(263)	(317)	31	(62)	18	1,990
Total bonds available for sale	3,451	18	(121)	920	(297)	(466)	73	(151)	(19)	3,408
Other bond securities:
RMBS	51	(1)	—	2	(1)	(3)	—	—	2	50
CLO/ABS	119	(1)	—	2	(9)	(6)	—	—	1	106
Total other bond securities	170	(2)	—	4	(10)	(9)	—	—	3	156
Equity securities	55	1	—	97	(49)	—	—	—	(23)	81
Other invested assets	92	(17)	—	3	—	(2)	—	—	2	78
Other assets	130	—	—	—	—	—	—	—	(130)	—
Total	$3,898	$—	$(121)	$1,024	$(356)	$(477)	$73	$(151)	$(167)	$3,723

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income(a)	Other Comprehensive (Income) Loss	Purchases	Sales	Issuances and Settlements(b)	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period
Liabilities:
Fortitude Re funds withheld payable	$(92)	$(44)	$—	$—	$—	$(48)	$—	$—	$—	$(184)
Other Liabilities	73	8	—	—	—	—	—	—	—	81
Total	$(19)	$(36)	$—	$—	$—	$(48)	$—	$—	$—	$(103)

AIG | Third Quarter 2026 Form 10-Q	15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income(a)	Other Comprehensive Income (Loss)	Purchases	Sales	Issuances and Settlements(b)	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period
Nine Months Ended September 30, 2025
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$3	$—	$—	$—	$—	$—	$—	$—	$—	$3
Non-U.S. governments	7	—	—	—	—	(1)	1	—	—	7
Corporate debt	240	(10)	(4)	5	(8)	(152)	49	(38)	38	120
RMBS	1,894	22	50	54	(3)	(152)	3	(242)	—	1,626
CMBS	26	(4)	6	—	(4)	(5)	4	(1)	—	22
CLO/ABS	840	7	20	969	(84)	(200)	—	(7)	(59)	1,486
Total bonds available for sale	3,010	15	72	1,028	(99)	(510)	57	(288)	(21)	3,264
Other bond securities:
Corporate debt	1	—	—	—	—	—	—	—	—	1
RMBS	50	2	—	3	—	(2)	—	—	—	53
CLO/ABS	113	5	—	12	—	(6)	33	(25)	—	132
Total other bond securities	164	7	—	15	—	(8)	33	(25)	—	186
Equity securities	15	6	—	56	(33)	—	17	—	—	61
Other invested assets	163	(5)	—	7	—	(31)	1	(63)	21	93
Other assets	129	—	—	—	—	—	—	—	—	129
Total	$3,481	$23	$72	$1,106	$(132)	$(549)	$108	$(376)	$—	$3,733

(in millions)	Fair Value Beginning of Year	Net Realized and Unrealized (Gains) Losses Included in Income(a)	Other Comprehensive (Income) Loss	Purchases	Sales	Issuances and Settlements(b)	Gross Transfers In	Gross Transfers Out	Other	Fair Value End of Period
Liabilities:
Fortitude Re funds withheld payable	$(128)	$109	$—	$—	$—	$(84)	$—	$—	$—	$(103)
Other liabilities	100	(28)	—	—	—	—	—	—	—	72
Total	$(28)	$81	$—	$—	$—	$(84)	$—	$—	$—	$(31)
(a)Includes Net realized gains (losses) related to assets of $(8) million and $(7) million for the three months ended September 30, 2026 and 2025, respectively, and $(7) million and $(6) million for the nine months ended September 30, 2026 and 2025, respectively, and the remainder is recorded in Net investment income. All Net realized and unrealized gains (losses) related to liabilities are recorded in Net realized gains (losses).
(b)There were no issuances during the three and nine months ended September 30, 2026 and 2025.
The following table presents the changes in unrealized gains (losses) for financial instruments classified as Level 3 still held at the end of the period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(in millions)	Changes in Unrealized Gains (Losses) Included in Income	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss)	Changes in Unrealized Gains (Losses) Included in Income	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss)	Changes in Unrealized Gains (Losses) Included in Income	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss)	Changes in Unrealized Gains (Losses) Included in Income	Changes in Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss)
Assets:
Bonds available for sale:
Corporate debt	$—	$8	$—	$(13)	$—	$2	$—	$(13)
RMBS	—	(44)	—	15	—	(83)	—	30
CMBS	—	—	—	5	—	1	—	5
CLO/ABS	—	(33)	—	10	—	(50)	—	29
Total bonds available for sale	—	(69)	—	17	—	(130)	—	51
Other bond securities:
RMBS	(1)	—	—	—	(1)	—	1	—
CLO/ABS	(1)	—	4	—	(2)	—	9	—
Total other bond securities	(2)	—	4	—	(3)	—	10	—
Equity securities	1	—	—	—	(2)	—	2	—
Other invested assets	(15)	—	(1)	—	(13)	—	(2)	—
Total	$(16)	$(69)	$3	$17	$(18)	$(130)	$10	$51

Liabilities:
Fortitude Re funds withheld payable	$79	$—	$(30)	$—	$78	$—	$(64)	$—
Total	$79	$—	$(30)	$—	$78	$—	$(64)	$—

16	AIG | Third Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements
Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2026 and 2025 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).
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
There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three and nine months ended September 30, 2026 and 2025.

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

		September 30, 2026		December 31, 2025
(in millions)	Investment Category Includes	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments	Fair Value Using NAV Per Share (or its equivalent)	Unfunded Commitments
Investment Category*
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$878	$388	$1,184	$527
Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	375	30	516	81
Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	26	1	172	11
Private equity secondaries	Investments in a pool of diversified funds across sectors and vintage years	560	88	71	98
Other	Includes multi-strategy funds, co-investments and credit funds in opportunistic and distressed strategies	961	549	1,147	549
Total private equity funds		2,800	1,056	3,090	1,266
Hedge funds	Funds that pool money from accredited investors and seek returns by investing in a wide variety of strategies aimed at generating returns independent of overall market direction	129	—	174	—
Total		$2,929	$1,056	$3,264	$1,266
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

AIG | Third Quarter 2026 Form 10-Q	17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements
FAIR VALUE OPTION
The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended September 30,		Gain (Loss) Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Other bond securities(a)	$(8)	$10	$2	$37
Alternative investments(b)	(8)	98	(96)	185
Retained investment in Corebridge(c)	—	(348)	(154)	316
Total gain (loss)	$(16)	$(240)	$(248)	$538
(a)Includes certain securities supporting the funds withheld arrangements with Fortitude Re. For additional information regarding the gains and losses for Other bond securities, see Note 5. For additional information regarding the funds withheld arrangements with Fortitude Re, see Note 7.
(b)Includes certain hedge funds, private equity funds and real estate investments.
(c)Represents the impact of changes in Corebridge stock price on the value of AIG's ownership interest in Corebridge through March 31, 2026. At March 31, 2026, AIG's interest in Corebridge changed from being recognized as an equity method investment in Other invested assets to an equity security, at fair value. For additional information, see Note 1.
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

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2026
Assets:
Mortgage and other loans receivable	$—	$199	$2,052	$2,251	$2,298
Other invested assets	—	523	10	533	533
Other assets	7	—	—	7	7
Liabilities:
Long-term debt	—	9,371	—	9,371	10,256

December 31, 2025
Assets:
Mortgage and other loans receivable	$—	$334	$2,500	$2,834	$2,887
Other invested assets	—	480	13	493	493
Other assets	16	—	—	16	16
Liabilities:
Long-term debt	—	8,702	—	8,702	9,035
The carrying value of Short-term investments, Cash, Fortitude Re funds withheld payable, and Debt of consolidated investment entities not included above approximated their fair values.

18	AIG | Third Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

5. Investments
SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost and fair value of our available for sale securities:

(in millions)	Amortized Cost	Allowance for Credit Losses(a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
Bonds available for sale:
U.S. government and government sponsored entities	$3,758	$—	$3	$(137)	$3,624
Obligations of states, municipalities and political subdivisions	2,440	—	13	(124)	2,329
Non-U.S. governments	6,603	—	30	(460)	6,173
Corporate debt	40,216	(22)	117	(2,028)	38,283
Mortgage-backed, asset-backed and collateralized:
RMBS	11,471	(2)	142	(581)	11,030
CMBS	4,854	—	4	(108)	4,750
CLO/ABS	5,516	—	7	(70)	5,453
Total mortgage-backed, asset-backed and collateralized	21,841	(2)	153	(759)	21,233
Total bonds available for sale(b)	$74,858	$(24)	$316	$(3,508)	$71,642
December 31, 2025
Bonds available for sale:
U.S. government and government sponsored entities	$3,353	$—	$31	$(86)	$3,298
Obligations of states, municipalities and political subdivisions	2,757	—	71	(53)	2,775
Non-U.S. governments	6,799	(1)	86	(368)	6,516
Corporate debt	37,746	(31)	576	(1,056)	37,235
Mortgage-backed, asset-backed and collateralized:
RMBS	10,137	(4)	294	(259)	10,168
CMBS	4,585	—	67	(36)	4,616
CLO/ABS	6,395	(1)	53	(23)	6,424
Total mortgage-backed, asset-backed and collateralized	21,117	(5)	414	(318)	21,208
Total bonds available for sale(b)	$71,772	$(37)	$1,178	$(1,881)	$71,032
(a)Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in Other comprehensive income (loss) (OCI).
(b)At September 30, 2026 and December 31, 2025, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $5.9 billion or 8 percent and $5.9 billion or 8 percent, respectively.

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

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2026
Bonds available for sale:
U.S. government and government sponsored entities	$3,198	$35	$265	$102	$3,463	$137
Obligations of states, municipalities and political subdivisions	1,623	60	457	64	2,080	124
Non-U.S. governments	3,366	92	1,449	368	4,815	460
Corporate debt	25,344	968	7,116	1,047	32,460	2,015
RMBS	8,793	373	947	199	9,740	572
CMBS	3,404	84	337	23	3,741	107
CLO/ABS	3,391	58	234	12	3,625	70
Total bonds available for sale	$49,119	$1,670	$10,805	$1,815	$59,924	$3,485

AIG | Third Quarter 2026 Form 10-Q	19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2025
Bonds available for sale:
U.S. government and government sponsored entities	$167	$8	$322	$78	$489	$86
Obligations of states, municipalities and political subdivisions	232	8	515	45	747	53
Non-U.S. governments	1,524	33	1,347	336	2,871	369
Corporate debt	6,031	125	8,165	927	14,196	1,052
RMBS	769	8	1,764	241	2,533	249
CMBS	580	6	523	30	1,103	36
CLO/ABS	883	5	232	18	1,115	23
Total bonds available for sale	$10,186	$193	$12,868	$1,675	$23,054	$1,868
At September 30, 2026, we held 17,099 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 4,267 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2025, we held 7,526 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 4,065 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at September 30, 2026 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
Contractual Maturities of Fixed Maturity Securities Available for Sale
The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

September 30, 2026	Total Fixed Maturity Securities Available for Sale
(in millions)	Amortized Cost, Net of Allowance	Fair Value
Due in one year or less	$5,400	$5,375
Due after one year through five years	23,132	22,615
Due after five years through ten years	16,634	15,854
Due after ten years	7,829	6,565
Mortgage-backed, asset-backed and collateralized	21,839	21,233
Total	$74,834	$71,642
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
OTHER SECURITIES MEASURED AT FAIR VALUE
The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

(in millions)	September 30, 2026		December 31, 2025
	Fair Value	Percent of Total	Fair Value	Percent of Total
Fixed maturity securities:
Obligations of states, municipalities and political subdivisions	$47	3%	$51	4%
Non-U.S. governments	21	1	23	2
Corporate debt	200	12	274	22

20	AIG | Third Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

(in millions)	September 30, 2026		December 31, 2025
	Fair Value	Percent of Total	Fair Value	Percent of Total
Mortgage-backed, asset-backed and collateralized:
RMBS	89	5	97	8
CMBS	35	2	42	3
CLO/ABS and other collateralized securities	257	15	254	20
Total mortgage-backed, asset-backed and collateralized	381	22	393	31
Total fixed maturity securities	649	38	741	59
Equity securities*	1,058	62	502	41
Total	$1,707	100%	$1,243	100%
*At September 30, 2026, includes AIG’s interest in Onex of $540 million that is restricted from sale or transfer until February 6, 2029, except in the event of a change in control at Onex or to remain in compliance with applicable ownership limitations.
OTHER INVESTED ASSETS
The following table summarizes the carrying amounts of other invested assets:

(in millions)	September 30, 2026	December 31, 2025
Alternative investments(a)	$3,099	$3,456
Retained investment in Corebridge using fair value option(b)	—	1,512
Investment in Convex	2,227	—
All other investments(c)	1,635	1,728
Total	$6,961	$6,696
(a)At September 30, 2026, includes hedge funds of $129 million and private equity funds of $2.8 billion. At December 31, 2025, included hedge funds of $175 million and private equity funds of $3.0 billion. Private equity funds investments include limited partnerships, direct equities and real estate partnerships. Also includes investments in real estate, net of accumulated depreciation. At September 30, 2026 and December 31, 2025, the accumulated depreciation was $110 million and $142 million, respectively.
(b)At March 31, 2026, AIG's interest in Corebridge changed from being recognized as an equity method investment in Other invested assets to an equity security, at fair value. On May 7, 2026, AIG sold its remaining interest in Corebridge.
(c)All other investments include bank deposits with a maturity greater than one year and investments in joint ventures with strategic partners, including $254 million and $300 million in DaVinciRe Holdings Ltd, Class D, which is recorded as a measurement alternative equity security at September 30, 2026 and December 31, 2025, respectively.
NET INVESTMENT INCOME
The following table presents the components of Net investment income:

Three Months Ended September 30,	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$939	$20	$959	$873	$13	$886
Other fixed maturity securities	—	(8)	(8)	—	11	11
Equity securities(a)	2	—	2	62	—	62
Interest on mortgage and other loans	27	4	31	40	6	46
Alternative investments(b)	92	—	92	137	—	137
Other investments(c)	67	—	67	(331)	(1)	(332)
Total investment income	1,127	16	1,143	781	29	810
Investment expenses	43	—	43	38	—	38
Net investment income	$1,084	$16	$1,100	$743	$29	$772

Nine Months Ended September 30,	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Available for sale fixed maturity securities, including short-term investments	$2,735	$60	$2,795	$2,539	$51	$2,590
Other fixed maturity securities	1	1	2	—	38	38
Equity securities(a)	99	—	99	85	—	85
Interest on mortgage and other loans	89	13	102	130	20	150

AIG | Third Quarter 2026 Form 10-Q	21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Nine Months Ended September 30,	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Alternative investments(b)	115	—	115	228	—	228
Other investments(c)	(50)	1	(49)	368	(1)	367
Total investment income	2,989	75	3,064	3,350	108	3,458
Investment expenses	125	—	125	115	—	115
Net investment income	$2,864	$75	$2,939	$3,235	$108	$3,343
(a)Includes gain/loss on sale of AIG's remaining interest in Corebridge of $103 million for the nine months ended September 30, 2026.
(b)Includes income from hedge funds, private equity funds and real estate investments. Hedge funds are generally reported on a one-month lag. Private equity funds are generally reported on a one-quarter lag.
(c)Includes AIG's share of Convex's net income less amortization of intangible asset basis differences. Additionally, includes dividends received from Corebridge and changes in the fair value of AIG's investment in Corebridge of $6 million and $(154) million, respectively, for the three months ended March 31, 2026, $20 million and $(348) million, respectively, for the three months ended September 30, 2025, and $78 million and $316 million, respectively, for the nine months ended September 30, 2025.
NET REALIZED GAINS AND LOSSES
The following table presents the components of Net realized gains (losses):

Three Months Ended September 30,	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales and impairments of fixed maturity securities	$(202)	$(29)	$(231)	$(96)	$(6)	$(102)
Change in allowance for credit losses on fixed maturity securities	11	—	11	2	—	2
Change in allowance for credit losses on loans	(10)	—	(10)	(52)	1	(51)
Foreign exchange transactions	(12)	—	(12)	(10)	(1)	(11)
Derivatives and hedge accounting	22	1	23	(11)	2	(9)
Sales of alternative investments	(11)	—	(11)	(2)	—	(2)
Other*	35	—	35	(262)	(1)	(263)
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(167)	(28)	(195)	(431)	(5)	(436)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	85	85	—	(54)	(54)
Net realized gains (losses)	$(167)	$57	$(110)	$(431)	$(59)	$(490)

Nine Months Ended September 30,	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales and impairments of fixed maturity securities	$(376)	$(48)	$(424)	$(453)	$(62)	$(515)
Change in allowance for credit losses on fixed maturity securities	12	1	13	(5)	—	(5)
Change in allowance for credit losses on loans	22	1	23	(2)	10	8
Foreign exchange transactions	(39)	(2)	(41)	183	18	201
Derivatives and hedge accounting	4	3	7	(137)	(20)	(157)
Sales of alternative investments	(27)	—	(27)	1	—	1
Other*	(103)	(2)	(105)	(270)	(5)	(275)
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(507)	(47)	(554)	(683)	(59)	(742)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	44	44	—	(109)	(109)
Net realized losses	$(507)	$(3)	$(510)	$(683)	$(168)	$(851)
*Other includes impairments on investments in private equity and real estate funds.
For the three and nine months ended September 30, 2026, the aggregate fair value of available for sale securities sold was $3.3 billion and $9.8 billion, respectively, which resulted in gross realized gains of $18 million and $56 million and gross realized losses of $249 million and $480 million, respectively.
For the three and nine months ended September 30, 2025, the aggregate fair value of available for sale securities sold was $2.5 billion and $9.9 billion, respectively, which resulted in gross realized gains of $15 million and $45 million and gross realized losses of $117 million and $560 million, respectively.

22	AIG | Third Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS
The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(1,989)	$543	$(2,489)	$1,370
Other investments	—	—	(38)	—
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$(1,989)	$543	$(2,527)	$1,370
The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other investments still held at the reporting date:

Three Months Ended September 30,	2026			2025
(in millions)	Equities	Other Invested Assets	Total*	Equities	Other Invested Assets	Total*
Net gains (losses) recognized during the period on equity securities and other investments	$(4)	$40	$36	$62	$(244)	$(182)
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	29	9	38	2	(65)	(63)
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(33)	$31	$(2)	$60	$(179)	$(119)

Nine Months Ended September 30,	2026			2025
(in millions)	Equities	Other Invested Assets	Total*	Equities	Other Invested Assets	Total*
Net gains (losses) recognized during the period on equity securities and other investments	$87	$(113)	$(26)	$85	$501	$586
Less: Net gains (losses) recognized during the period on equity securities and other investments sold during the period	148	(153)	(5)	3	(32)	(29)
Unrealized gains (losses) recognized during the reporting period on equity securities and other investments still held at the reporting date	$(61)	$40	$(21)	$82	$533	$615
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
Credit Impairments
The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Balance, beginning of period	$35	$45	$37	$38
Additions:
Securities for which allowance for credit losses was not previously recorded	(3)	2	11	22
Reductions:
Securities sold during the period	(4)	—	(9)	(6)
Addition to (release of) the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery of amortized cost basis	(1)	3	(12)	5
Write-offs charged against the allowance	(3)	(5)	(3)	(14)
Other	—	(2)	—	(2)
Balance, end of period	$24	$43	$24	$43

AIG | Third Quarter 2026 Form 10-Q	23

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
We did not purchase securities with more than insignificant credit deterioration since their origination during the nine months ended September 30, 2026 and 2025.
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
At September 30, 2026 and December 31, 2025, the fair value of securities pledged to us under reverse repurchase agreements totaled $2.8 billion and $3.6 billion, respectively, and the carrying value of reverse repurchase agreements totaled $2.8 billion and $3.6 billion, respectively.
All secured financing transactions are collateralized and margined on a daily basis consistent with market standards and subject to enforceable master netting arrangements with rights of set off. We do not currently offset any such transactions.
Insurance – Statutory and Other Deposits
The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements and certain reinsurance contracts was $7.8 billion and $7.7 billion at September 30, 2026 and December 31, 2025, respectively.
Other Pledges and Restrictions
Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $16 million and $14 million of stock in FHLBs at September 30, 2026 and December 31, 2025, respectively. In addition, our subsidiaries have pledged securities available for sale with a fair value of $2.3 billion at September 30, 2026 and $2.4 billion at December 31, 2025.
Investments held in escrow accounts or otherwise subject to restriction as to their use were $55 million and $54 million, comprised of short-term investments at September 30, 2026, and bonds available for sale and short-term investments at December 31, 2025.

24	AIG | Third Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Reinsurance transactions between AIG and Fortitude Re were structured as modified coinsurance (modco) and loss portfolio transfer arrangements with funds withheld.

6. Lending Activities
The following table presents the composition of Mortgage and other loans receivable, net:

(in millions)	September 30, 2026	December 31, 2025
Commercial mortgages(a)	$2,096	$2,495
Commercial loans, other loans and notes receivable(b)	290	503
Total mortgage and other loans receivable(c)	2,386	2,998
Allowance for credit losses(c)	(88)	(111)
Mortgage and other loans receivable, net(c)	$2,298	$2,887
(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in California and New York representing the largest geographic concentrations (aggregating approximately 16 percent and 14 percent, respectively, at September 30, 2026 and 14 percent and 13 percent, respectively, at December 31, 2025).
(b)There were no loans that were held-for-sale carried at lower of cost or market as of September 30, 2026 and December 31, 2025.
(c)Excludes $37.6 billion at both September 30, 2026 and December 31, 2025 of loans receivable from AIG Financial Products Corp. (AIGFP), which has a full allowance for credit losses, recognized upon the deconsolidation of AIGFP. For additional information, see Note 7 to the Consolidated Financial Statements in the 2025 Annual Report.
Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of September 30, 2026 and December 31, 2025, $192 million and $160 million, respectively, of commercial mortgage loans were placed on nonaccrual status.
Accrued interest is presented separately and is included in Accrued investment income on the Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, accrued interest receivable associated with commercial mortgage loans was $9 million and $11 million, respectively.
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
CREDIT QUALITY OF COMMERCIAL MORTGAGES
The following table presents loan-to-value ratios* for commercial mortgages by year of vintage:

September 30, 2026	2026	2025	2024	2023	2022	Prior	Total
(in millions)
Less than 65%	$106	$14	$38	$150	$79	$971	$1,358
65% to 80%	—	—	—	—	7	429	436
Greater than 80%	20	—	—	5	23	254	302
Total commercial mortgages	$126	$14	$38	$155	$109	$1,654	$2,096

December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
(in millions)
Less than 65%	$14	$38	$213	$94	$468	$808	$1,635
65% to 80%	—	—	11	—	77	463	551
Greater than 80%	—	—	5	23	47	234	309
Total commercial mortgages	$14	$38	$229	$117	$592	$1,505	$2,495
*The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 66 percent and 71 percent at September 30, 2026 and December 31, 2025, respectively. The loan-to-value ratios have been updated within the last three months to reflect the current carrying values of the loans. We update the valuations of collateral properties by obtaining independent appraisals, generally at least once per year.

AIG | Third Quarter 2026 Form 10-Q	25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

The following table presents supplementary credit quality information related to commercial mortgages:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
September 30, 2026
Past Due Status:
In good standing	120	$600	$778	$264	$126	$163	$55	$1,986	95%
90 days or less delinquent	1	—	66	—	—	—	—	66	3
>90 days delinquent or in process of foreclosure	3	—	21	23	—	—	—	44	2
Total*	124	$600	$865	$287	$126	$163	$55	$2,096	100%
Allowance for credit losses		$4	$58	$10	$—	$16	$—	$88	4%

December 31, 2025
Past Due Status:
In good standing	140	$793	$947	$297	$158	$191	$10	$2,396	96%
90 days or less delinquent	1	—	9	—	—	—	—	9	—
>90 days delinquent or in process of foreclosure	4	—	30	60	—	—	—	90	4
Total*	145	$793	$986	$357	$158	$191	$10	$2,495	100%
Allowance for credit losses		$2	$62	$37	$—	$10	$—	$111	4%
*Does not reflect allowance for credit losses.
METHODOLOGY USED TO ESTIMATE THE ALLOWANCE FOR CREDIT LOSSES
For a discussion of our accounting policy for evaluating Mortgage and other loans receivable for impairment, see Note 7 to the Consolidated Financial Statements in the 2025 Annual Report.
The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Allowance, beginning of period	$78	$106	$111	$164
Loans charged off	—	(8)	—	(60)
Net charge-offs	—	(8)	—	(60)
Addition to (release of) allowance for loan losses	10	6	(23)	—
Allowance, end of period	$88	$104	$88	$104
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
There were no loans that had defaulted during the three and nine months ended September 30, 2026 and 2025, that had been previously modified with borrowers experiencing financial difficulties.
AIG closely monitors the performance of the loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All loans with borrowers experiencing financial difficulty that were modified in the 12 months prior to September 30, 2026 are current and performing in accordance with their modified terms.

26	AIG | Third Quarter 2026 Form 10-Q

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
As of September 30, 2026, $3.0 billion of reserves related to business written by multiple wholly-owned AIG subsidiaries had been ceded to Fortitude Re under these reinsurance transactions.
There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	September 30, 2026		December 31, 2025
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$1,559	$1,559	$1,780	$1,780	Fair value through other comprehensive income (loss)
Fixed maturity securities - fair value option	639	639	734	734	Fair value through net investment income
Commercial mortgage and other loans	225	217	359	344	Amortized cost
Short-term investments	299	299	43	43	Fair value through net investment income
Funds withheld investment assets	2,722	2,714	2,916	2,901
Derivative assets, net(b)	—	—	—	—	Fair value through net realized gains (losses)
Other(c)	25	25	137	137	Amortized cost
Total	$2,747	$2,739	$3,053	$3,038
(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $(73) million ($(58) million after-tax) and $85 million ($67 million after-tax), respectively, for the nine months ended September 30, 2026 and for the year ended December 31, 2025.
(b)The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $2 million and $29 million, respectively, as of September 30, 2026. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $1 million and $31 million, respectively, as of December 31, 2025. These derivative assets and liabilities are fully collateralized either by cash or securities.
(c)Primarily comprised of Cash and Accrued investment income.
The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net investment income - Fortitude Re funds withheld assets	$16	$29	$75	$108
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized losses - Fortitude Re funds withheld assets	(28)	(5)	(47)	(59)
Net realized gains (losses) - Fortitude Re funds withheld embedded derivative	85	(54)	44	(109)
Net realized gains (losses) on Fortitude Re funds withheld assets	57	(59)	(3)	(168)
Income (loss) before income tax expense (benefit)	73	(30)	72	(60)
Income tax expense (benefit)(a)	15	(7)	15	(13)
Net income (loss)	58	(23)	57	(47)
Change in unrealized appreciation (depreciation) on available for sale securities(a)	(58)	23	(58)	46
Comprehensive loss	$—	$—	$(1)	$(1)
(a)The income tax expense (benefit) and the tax impact in Accumulated other comprehensive income (loss) (AOCI) were computed using AIG’s U.S. statutory tax rate of 21 percent.

AIG | Third Quarter 2026 Form 10-Q	27

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
REINSURANCE – CREDIT LOSSES
The total reinsurance recoverables as of September 30, 2026 were $40.1 billion. As of that date, utilizing AIG’s Obligor Risk Ratings (ORRs), (i) approximately 80 percent of the reinsurance recoverables were investment grade; (ii) approximately 17 percent of the reinsurance recoverables were non-investment grade and (iii) approximately 3 percent of the reinsurance recoverables related to entities that were not rated by AIG.
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
As of September 30, 2026 and December 31, 2025, approximately 90 percent and 87 percent, respectively, of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.
For additional information, see Note 8 to the Consolidated Financial Statements in the 2025 Annual Report.
Reinsurance Recoverable Allowance
The following table presents a rollforward of the reinsurance recoverable allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Balance, beginning of period	$296	$276	$297	$269
Addition to (release of) allowance for expected credit losses and disputes, net	10	—	15	(1)
Write-offs charged against the allowance for credit losses and disputes	—	—	(6)	(1)
Other changes	2	(1)	2	8
Balance, end of period	$308	$275	$308	$275
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
The following table presents a rollforward of DAC:

Nine Months Ended September 30,
(in millions)	2026	2025
Balance, beginning of year	$2,106	$2,065
Capitalization	2,873	2,536
Amortization expense	(2,658)	(2,522)
Other, including foreign exchange	12	56
Balance, end of period	$2,333	$2,135

28	AIG | Third Quarter 2026 Form 10-Q

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
The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in millions)	Total VIE Assets	On-Balance Sheet(b)	Off-Balance Sheet		Total
September 30, 2026
Private equity funds and other investments	$288,270	$2,828	$1,146	(c)	$3,974
Other(a)	5,148	128	281	(d)	409
Total	$293,418	$2,956	$1,427		$4,383
December 31, 2025
Private equity funds and other investments	$403,956	$3,078	$1,219	(c)	$4,297
Other(a)	4,776	188	302	(d)	490
Total	$408,732	$3,266	$1,521		$4,787
(a)At September 30, 2026 and December 31, 2025, excludes approximately $759 million and $1.1 billion, respectively, of VIE assets related to AIGFP and its consolidated subsidiaries, with maximum off-balance sheet exposure to loss of $747 million and $1.1 billion, respectively. For additional information, see Note 7 to the Consolidated Financial Statements in the 2025 Annual Report.
(b)At September 30, 2026 and December 31, 2025, $3.0 billion and $3.3 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.
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

AIG | Third Quarter 2026 Form 10-Q	29

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2026				December 31, 2025
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments:(a)
Foreign exchange contracts	$930	$22	$598	$49	$206	$21	$1,438	$88
Derivatives not designated as hedging instruments:(a)
Interest rate contracts	913	182	990	212	935	227	1,012	258
Foreign exchange contracts	2,347	68	1,839	45	1,154	64	2,576	93
Credit contracts(b)	41	24	46	24	42	26	47	26
Total derivatives, gross	$4,231	$296	$3,473	$330	$2,337	$338	$5,073	$465
Counterparty netting(c)		(142)		(142)		(164)		(164)
Cash collateral(d)		(143)		(138)		(169)		(212)
Total derivatives on Condensed Consolidated Balance Sheets(e)		$11		$50		$5		$89
(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.
(b)As of September 30, 2026 and December 31, 2025, included CDSs on super senior multi-sector CLO with a net notional amount of $38 million and $38 million (fair value liability of $23 million and $25 million, respectively). The net notional amount represents the maximum exposure to loss on the portfolio.
(c)Represents netting of derivative exposures covered by a qualifying master netting agreement.
(d)Represents cash collateral posted and received that is eligible for netting.
(e)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was $2.7 billion at September 30, 2026 and $3.0 billion at December 31, 2025. Fair value of liabilities related to bifurcated embedded derivatives was zero at both September 30, 2026 and December 31, 2025. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to the funds withheld arrangement with Fortitude Re. For additional information, see Note 7.
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
Collateral posted by us to third parties for derivative transactions was $245 million and $362 million at September 30, 2026 and December 31, 2025, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $189 million and $222 million at September 30, 2026 and December 31, 2025, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.
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

30	AIG | Third Quarter 2026 Form 10-Q

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
We use foreign currency denominated debt as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For the three and nine months ended September 30, 2026, we recognized gains (losses) of $(16) million and $34 million, respectively, and for the three and nine months ended September 30, 2025, we recognized gains (losses) of $15 million and $(157) million, respectively, included in Change in foreign currency translation adjustments in OCI related to the net investment hedge relationships.
A qualitative methodology is utilized to assess hedge effectiveness.
The following table presents the gain (loss) recognized in income on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

	Gains/(Losses) Recognized in Income for:
(in millions)	Hedging Derivatives(a)	Excluded Components(b)	Hedged Items	Net Impact
Three Months Ended September 30, 2026
Foreign exchange contracts:
Net realized gains/(losses)	$30	$16	$(30)	$16
Three Months Ended September 30, 2025
Foreign exchange contracts:
Net realized gains/(losses)	$(25)	$(4)	$25	$(4)
Nine Months Ended September 30, 2026
Foreign exchange contracts:
Net realized gains/(losses)	$9	$11	$(9)	$11
Nine Months Ended September 30, 2025
Foreign exchange contracts:
Net realized gains/(losses)	$(52)	$(23)	$52	$(23)
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
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
By Derivative Type:
Interest rate contracts	$2	$—	$1	$(5)
Foreign exchange contracts	22	(8)	5	(152)
Embedded derivatives	85	(54)	44	(109)
Total	$109	$(62)	$50	$(266)
By Classification:
Net investment income - Fortitude Re funds withheld assets	$—	$—	$—	$(1)
Net realized gains (losses) - excluding Fortitude Re funds withheld assets	23	(10)	3	(136)
Net realized gains (losses) on Fortitude Re funds withheld assets*	86	(52)	47	(129)
Total	$109	$(62)	$50	$(266)
*Includes over-the-counter derivatives supporting the funds withheld arrangements with Fortitude Re and the embedded derivative contained within the funds withheld payable with Fortitude Re.

AIG | Third Quarter 2026 Form 10-Q	31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Derivatives and Hedge Accounting

CREDIT RISK-RELATED CONTINGENT FEATURES
We estimate that at September 30, 2026, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $5 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $23 million and $25 million at September 30, 2026 and December 31, 2025, respectively. The aggregate fair value of assets posted as collateral under these contracts at September 30, 2026 and December 31, 2025, was approximately $23 million and $25 million, respectively.

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
Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $19.6 billion and $13.8 billion at September 30, 2026 and December 31, 2025, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as deductibles), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At September 30, 2026 and December 31, 2025 we held collateral of approximately $11.5 billion and $9.6 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both September 30, 2026 and December 31, 2025.
The following table presents the rollforward of activity in loss reserves:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Liability for unpaid loss and loss adjustment expenses, beginning of period	$69,852	$69,754	$70,666	$69,168
Reinsurance recoverable	(27,858)	(27,866)	(28,871)	(29,026)
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	41,994	41,888	41,795	40,142
Losses and loss adjustment expenses incurred:
Current year	4,018	3,572	11,458	10,904
Prior years, excluding discount and amortization of deferred gain	(70)	(161)	(442)	(169)
Prior years, discount charge (benefit)	113	34	131	119
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(38)	(54)	(65)	(176)
Total losses and loss adjustment expenses incurred	4,023	3,391	11,082	10,678
Losses and loss adjustment expenses paid:
Current year	(1,020)	(1,262)	(2,385)	(2,714)
Prior years	(2,108)	(2,371)	(7,357)	(7,901)
Total losses and loss adjustment expenses paid	(3,128)	(3,633)	(9,742)	(10,615)
Other changes:
Foreign exchange effect	29	(102)	(191)	1,277
Losses and loss adjustment expenses recognized within net (gain) loss on divestitures	(2)	13	(3)	60
Retroactive reinsurance adjustment (net of discount)(b)	(9)	77	107	92
Other, net of reinsurance recoverables(c)	8	—	(133)	—
Total other changes	26	(12)	(220)	1,429

32	AIG | Third Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Insurance Liabilities

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	42,915	41,634	42,915	41,634
Reinsurance recoverable	27,267	28,248	27,267	28,248
Total	$70,182	$69,882	$70,182	$69,882
(a)Includes $8 million and $14 million for the retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), covering U.S. asbestos exposures for the three months ended September 30, 2026 and 2025, respectively, and $31 million and $26 million for the nine months ended September 30, 2026 and 2025, respectively.
(b)Includes benefit (charge) from change in discount on retroactive reinsurance of $54 million and $7 million for the three months ended September 30, 2026 and 2025 respectively, and $126 million and $27 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Prior Year Development
During the three months ended September 30, 2026, we recognized favorable prior year loss reserve development of $70 million, net of external reinsurance but before adverse development reinsurance agreement (ADC) cessions. The development in this period was largely driven by favorable development in UK/Europe Casualty and Financial Lines and U.S. Other Product Lines. During the nine months ended September 30, 2026, we recognized favorable prior year loss reserve development of $442 million, net of external reinsurance but before ADC cessions. The development in this period was largely driven by favorable experience in U.S. Workers’ Compensation, U.S. Property and U.S. Personal Insurance, partially offset by adverse development in U.S. Excess Casualty and U.S. Other Casualty.
During the three months ended September 30, 2025, we recognized favorable prior year loss reserve development of $161 million, net of external reinsurance but before ADC cessions. The development in this period was primarily driven by favorable development in Other Product Lines (North America and International) and U.S. Property and Special Risks, partially offset by adverse development in UK/Europe Casualty and Financial Lines. During the nine months ended September 30, 2025, we recognized favorable prior year loss reserve development of $169 million, net of external reinsurance but before ADC cessions. The development in this period was largely driven by favorable development in Other Product Lines (North America and International), U.S. Workers’ Compensation, U.S. Other Casualty and U.S. Property and Special Risks, partially offset by adverse development on U.S. Excess Casualty and UK/Europe Casualty and Financial Lines.
Discounting of Loss Reserves
At September 30, 2026 and December 31, 2025, the loss reserves reflect a net loss reserve discount of $1.2 billion and $1.2 billion, respectively, including tabular and non-tabular calculations based upon the following assumptions:
•The non-tabular workers’ compensation discount is calculated separately for companies domiciled in New York, Pennsylvania and Delaware, and follows the statutory regulations (prescribed or historically permitted) for each state.
–For New York companies, the discount is based on a 5 percent interest rate and the companies’ own payout patterns.
–The Pennsylvania and Delaware regulators have approved use of a consistent benchmark discount rate and spread (U.S. Treasury rate plus a liquidity premium), subject to a 4.5 percent maximum as stipulated by Delaware, to all of our workers’ compensation reserves in our Pennsylvania domiciled and Delaware domiciled companies, as well as our use of updated payout patterns specific to our primary and excess workers' compensation portfolios. In 2020, the regulators also approved that the discount rate will be updated on an annual basis, which was 4.5 percent at September 30, 2026 and December 31, 2025.
•The tabular workers’ compensation discount is calculated based on the mortality rate used in the 2007 U.S. Life table and interest rates prescribed or permitted by each state (i.e. New York is based on 5 percent interest rate and Pennsylvania and Delaware are based on U.S. Treasury rate plus a liquidity premium).
The discount for asbestos reserves has been fully accreted.

AIG | Third Quarter 2026 Form 10-Q	33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Insurance Liabilities

At September 30, 2026 and December 31, 2025, the discount consists of $166 million and $141 million of tabular discount, respectively, and $1.1 billion and $1.0 billion of non-tabular discount for workers’ compensation, respectively. During the nine months ended September 30, 2026 and 2025, the benefit / (charge) from changes in discount of $(71) million and $(27) million, respectively, were recorded as part of Losses and loss adjustment expenses incurred in the Condensed Consolidated Statements of Income (Loss).
The following table presents the components of the loss reserve discount discussed above:

(in millions)	September 30, 2026	December 31, 2025
U.S. workers' compensation	$1,992	$2,063
Retroactive reinsurance	(765)	(891)
Total reserve discount(a)(b)	$1,227	$1,172
(a)Excludes $141 million and $166 million of discount related to certain long-tail liabilities in the UK at September 30, 2026 and December 31, 2025, respectively.
(b)Includes gross discount of $676 million and $693 million, which was 100 percent ceded to Fortitude Re at September 30, 2026 and December 31, 2025, respectively.
The following table presents the net loss reserve discount benefit (charge):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Current accident year	$22	$36	$60	$92
Accretion and other adjustments to prior year discount	(113)	(34)	(131)	(119)
Net reserve discount benefit (charge)	(91)	2	(71)	(27)
Change in discount on loss reserves ceded under retroactive reinsurance	54	7	126	27
Net change in total reserve discount*	$(37)	$9	$55	$—
*Excludes $(22) million and $(35) million discount related to certain long-tail liabilities in the UK for the three months ended September 30, 2026 and 2025, respectively, and excludes $(25) million and $(18) million discount related to certain long-tail liabilities in the UK for the nine months ended September 30, 2026 and 2025, respectively.
Amortization of Deferred Gain on Retroactive Reinsurance
Amortization of the deferred gain on retroactive reinsurance includes $30 million and $40 million related to the adverse development reinsurance cover with NICO for the three months ended September 30, 2026 and 2025, respectively, and $34 million and $150 million for the nine months ended September 30, 2026 and 2025, respectively.
Amounts recognized reflect the amortization of the initial deferred gain at inception, as amended for subsequent changes in the deferred gain due to changes in subject reserves.
FUTURE POLICY BENEFITS
Future policy benefits primarily include reserves for certain long-duration contracts that are 100 percent ceded of $713 million and $797 million at September 30, 2026 and December 31, 2025, respectively, certain other long-duration contracts of $548 million and $583 million at September 30, 2026 and December 31, 2025, respectively, and Global Accident & Health contracts.

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

34	AIG | Third Quarter 2026 Form 10-Q

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
OTHER COMMITMENTS
In the ordinary course of business, we enter into commitments to invest in limited partnerships, private equity funds and real estate funds. These commitments totaled $1.2 billion and $1.5 billion at September 30, 2026 and December 31, 2025, respectively.
GUARANTEES
Subsidiaries
We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and certain of its subsidiaries. We have also issued guarantees of all present and future payment obligations and liabilities of AIG Markets, Inc.
Due to the deconsolidation of AIGFP and its subsidiaries, as of September 30, 2026, an $80 million guarantee related to the obligations of AIGFP and certain of its subsidiaries was recognized, and is reported in Other liabilities.
We guarantee certain policyholder contracts issued by Corebridge subsidiaries as well as certain debt issued by Corebridge Life Holdings, Inc. (CRBGLH). Pursuant to the Separation Agreement entered into by AIG and Corebridge on September 14, 2022, Corebridge must indemnify, defend and hold us harmless from and against any liability related to these guarantees. Also, under a collateral agreement, in the event of: (i) a ratings downgrade of Corebridge or the guaranteed debt below specified levels or (ii) the failure by CRBGLH to pay principal and interest on the guaranteed debt when due, Corebridge must collateralize an amount equal to the sum of: (i) 100 percent of the principal amount outstanding, (ii) accrued and unpaid interest and (iii) 100 percent of the net present value of scheduled interest payments through the maturity dates of the debt.
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
Other
•For additional information on commitments and guarantees associated with VIEs, see Note 9.
•For additional information on derivatives, see Note 10.

AIG | Third Quarter 2026 Form 10-Q	35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 13. Equity

13. Equity
SHARES OUTSTANDING
Common Stock
The following table presents a rollforward of outstanding shares:

Nine Months Ended September 30, 2026	Common Stock Issued	Treasury Stock	Common Stock Outstanding
(in millions)
Shares, beginning of year	1,906.7	(1,368.5)	538.2
Shares issued	—	2.5	2.5
Shares repurchased	—	(22.0)	(22.0)
Shares, end of period	1,906.7	(1,388.0)	518.7
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
Repurchase of AIG Common Stock
The Board has authorized the repurchase of shares of AIG Common Stock and as of October 29, 2026, $2.1 billion remained under the Board's authorization. Shares may be repurchased from time to time in the open market, through private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or through Rule 10b5-1 plans under the Securities Exchange Act of 1934, as amended (the Exchange Act). Pursuant to a Rule 10b5-1 plan, from October 1, 2026 to October 29, 2026, we repurchased approximately 1 million shares of AIG Common Stock for an aggregate purchase price of approximately $88 million.
The timing of any future repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.
DIVIDENDS DECLARED
On November 3, 2026, our Board of Directors declared a cash dividend on AIG Common Stock of $0.50 per share, payable on December 30, 2026 to shareholders of record as of December 16, 2026.

36	AIG | Third Quarter 2026 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 13. Equity

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Balance, June 30, 2026, net of tax	$(3)	$(1,881)	$96	$(3,113)	$(705)	$(5,606)
Change in unrealized appreciation (depreciation) of investments	5	(2,051)	—	—	—	(2,046)
Change in other	—	5	—	—	—	5
Change in discount rates	—	—	15	—	—	15
Change in foreign currency translation adjustments	—	—	—	78	—	78
Change in net actuarial loss	—	—	—	—	7	7
Change in prior service cost	—	—	—	—	1	1
Change in deferred tax asset (liability)	(1)	86	(3)	12	(2)	92
Total other comprehensive income (loss)	4	(1,960)	12	90	6	(1,848)
Balance, September 30, 2026, net of tax	$1	$(3,841)	$108	$(3,023)	$(699)	$(7,454)

Balance, June 30, 2025, net of tax	$(6)	$(1,951)	$75	$(2,899)	$(767)	$(5,548)
Change in unrealized appreciation (depreciation) of investments	—	543	—	—	—	543
Change in other	—	20	—	—	—	20
Change in discount rates	—	—	7	—	—	7
Change in foreign currency translation adjustments	—	—	—	(52)	—	(52)
Change in net actuarial loss	—	—	—	—	8	8
Change in prior service cost	—	—	—	—	1	1
Change in deferred tax asset (liability)	—	(16)	(2)	(4)	(3)	(25)
Total other comprehensive income (loss)	—	547	5	(56)	6	502
Balance, September 30, 2025, net of tax	$(6)	$(1,404)	$80	$(2,955)	$(761)	$(5,046)

Balance, December 31, 2025, net of tax	$(3)	$(1,373)	$87	$(2,981)	$(717)	$(4,987)
Change in unrealized appreciation (depreciation) of investments	5	(2,615)	—	—	—	(2,610)
Change in other	—	(15)	—	—	—	(15)
Change in discount rates	—	—	28	—	—	28
Change in foreign currency translation adjustments	—	—	—	(45)	—	(45)
Change in net actuarial loss	—	—	—	—	21	21
Change in prior service cost	—	—	—	—	3	3
Change in deferred tax asset (liability)	(1)	162	(7)	3	(6)	151
Total other comprehensive income (loss)	4	(2,468)	21	(42)	18	(2,467)
Balance, September 30, 2026, net of tax	$1	$(3,841)	$108	$(3,023)	$(699)	$(7,454)

Balance, December 31, 2024, net of tax	$(4)	$(2,868)	$68	$(3,521)	$(774)	$(7,099)
Change in unrealized appreciation (depreciation) of investments	(3)	1,373	—	—	—	1,370
Change in other	—	17	—	—	—	17
Change in discount rates	—	—	16	—	—	16
Change in foreign currency translation adjustments	—	—	—	537	—	537
Change in net actuarial loss	—	—	—	—	18	18
Change in prior service cost	—	—	—	—	1	1
Change in deferred tax asset (liability)	1	74	(4)	30	(6)	95
Total other comprehensive income (loss)	(2)	1,464	12	567	13	2,054
Less: Noncontrolling interests	—	—	—	1	—	1
Balance, September 30, 2025, net of tax	$(6)	$(1,404)	$80	$(2,955)	$(761)	$(5,046)

AIG | Third Quarter 2026 Form 10-Q	37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 13. Equity

The following table presents the other comprehensive income (loss) reclassification adjustments for the three and nine months ended September 30, 2026 and 2025, respectively:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Allowance for Credit Losses Was Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Change in the discount rates used to measure traditional and limited payment long-duration insurance contracts	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment	Total
Three Months Ended September 30, 2026
Unrealized change arising during period	$—	$(2,220)	$15	$78	$(3)	$(2,130)
Less: Reclassification adjustments included in net income	(5)	(174)	—	—	(11)	(190)
Total other comprehensive income (loss), before income tax expense (benefit)	5	(2,046)	15	78	8	(1,940)
Less: Income tax expense (benefit)	1	(86)	3	(12)	2	(92)
Total other comprehensive income (loss), net of income tax expense (benefit)	$4	$(1,960)	$12	$90	$6	$(1,848)

Three Months Ended September 30, 2025
Unrealized change arising during period	$—	$461	$7	$(52)	$—	$416
Less: Reclassification adjustments included in net income	—	(102)	—	—	(9)	(111)
Total other comprehensive income (loss), before income tax expense (benefit)	—	563	7	(52)	9	527
Less: Income tax expense (benefit)	—	16	2	4	3	25
Total other comprehensive income (loss), net of income tax expense (benefit)	$—	$547	$5	$(56)	$6	$502

Nine Months Ended September 30, 2026
Unrealized change arising during period	$—	$(2,997)	$28	$(45)	$(2)	$(3,016)
Less: Reclassification adjustments included in net income	(5)	(367)	—	—	(26)	(398)
Total other comprehensive income (loss), before income tax expense (benefit)	5	(2,630)	28	(45)	24	(2,618)
Less: Income tax expense (benefit)	1	(162)	7	(3)	6	(151)
Total other comprehensive income (loss), net of income tax expense (benefit)	$4	$(2,468)	$21	$(42)	$18	$(2,467)

Nine Months Ended September 30, 2025
Unrealized change arising during period	$(3)	$875	$16	$537	$(5)	$1,420
Less: Reclassification adjustments included in net income	—	(515)	—	—	(24)	(539)
Total other comprehensive income (loss), before income tax expense (benefit)	(3)	1,390	16	537	19	1,959
Less: Income tax expense (benefit)	(1)	(74)	4	(30)	6	(95)
Total other comprehensive income (loss), net of income tax expense (benefit)	$(2)	$1,464	$12	$567	$13	$2,054
The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Condensed Consolidated Statements of Income (Loss)(a):

Amount Reclassified from AOCI					Affected Line Item in the
Three Months Ended September 30,			Nine Months Ended September 30,		Condensed Consolidated
(in millions)	2026	2025	2026	2025	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$(5)	$—	$(5)	$—	Net realized gains (losses)
Total	(5)	—	(5)	—
Unrealized appreciation (depreciation) of all other investments
Investments	$(174)	$(102)	$(367)	$(515)	Net realized gains (losses)
Total	(174)	(102)	(367)	(515)
Change in retirement plan liabilities adjustment
Prior-service credit	(1)	(1)	(3)	(2)	(b)
Actuarial losses	(10)	(8)	(23)	(22)	(b)
Total	(11)	(9)	(26)	(24)
Total reclassifications for the period	$(190)	$(111)	$(398)	$(539)
(a)Change in the discount rates used to measure traditional and limited-payment long-duration insurance contracts is not reclassified out of AOCI and included in the Condensed Consolidated Statements of Income (Loss) and thus have been excluded from the table.
(b)These AOCI components are included in the computation of net periodic pension cost.

38	AIG | Third Quarter 2026 Form 10-Q

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
The following table presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per common share data)	2026	2025	2026	2025
Numerator for EPS:
Net income	$849	$524	$2,560	$2,366
Less: Net income attributable to noncontrolling interests	5	5	5	5
Net income attributable to AIG common shareholders	$844	$519	$2,555	$2,361

Denominator for EPS:
Weighted average common shares outstanding - basic	522,963,373	553,308,504	530,133,311	573,176,050
Dilutive common shares	4,261,278	5,211,326	4,134,365	5,245,177
Weighted average common shares outstanding - diluted(a)	527,224,651	558,519,830	534,267,676	578,421,227
Net income per common share attributable to AIG common shareholders:
Basic	$1.61	$0.94	$4.82	$4.12
Diluted	$1.60	$0.93	$4.78	$4.08
(a)Potential dilutive common shares are due to our share-based employee compensation plans and agreements. The number of potential common shares excluded from diluted shares outstanding was 1,115,913 and 982,281 for the three and nine months ended September 30, 2026, respectively, and 139,655 and 140,042 for the three and nine months ended September 30, 2025, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.
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
INTERIM TAX CALCULATION METHOD
We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in uncertain tax positions and realizability of deferred tax assets are recorded in the period in which the change occurs.

AIG | Third Quarter 2026 Form 10-Q	39

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Income Taxes

INTERIM TAX EXPENSE (BENEFIT)
For the three months ended September 30, 2026, the effective tax rate on income was 24.1 percent. The effective tax rate on income differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, certain non-deductible expenses, and state and local income taxes, partially offset by the decrease in deferred tax asset valuation allowance associated with certain foreign jurisdictions and other net discrete benefits. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the nine months ended September 30, 2026, the effective tax rate on income was 24.0 percent. The effective tax rate on income differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, certain non-deductible expenses, and state and local income taxes. The charges are partially offset by the impact of excess tax benefits related to share-based compensation payments recorded through the income statement and the decrease in deferred tax asset valuation allowance associated with certain foreign jurisdictions. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the three months ended September 30, 2025, the effective tax rate on income was 26.6 percent. The effective tax rate on income differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, certain non-deductible expenses, and state and local income taxes, partially offset by a tax benefit related to prior year tax return adjustments. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
For the nine months ended September 30, 2025, the effective tax rate on income was 26.5 percent. The effective tax rate on income differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, certain non-deductible expenses, state and local income taxes, and an increase in deferred tax asset valuation allowance associated with certain foreign jurisdictions. The charges are partially offset by tax benefits related to prior year tax return adjustments, closure of tax audits in Germany and California, and excess tax benefits related to share-based compensation payments recorded through the income statement. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.
ASSESSMENT OF DEFERRED TAX ASSET VALUATION ALLOWANCE
For the nine months ended September 30, 2026, recent changes in market conditions, including changes in interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of our U.S. general insurance and non-insurance companies, resulting in an increase to deferred tax assets related to net unrealized tax capital losses. The deferred tax assets relate to the unrealized tax capital losses for which the carryforward period has not yet begun. As of September 30, 2026, based on all available evidence, we concluded that a valuation allowance of $622 million is necessary on deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized. For the nine months ended September 30, 2026, we recorded an increase in valuation allowance of $422 million associated with the unrealized tax capital losses in AIG's available for sale securities portfolio. The valuation allowance increase was allocated to Other comprehensive income.
For the nine months ended September 30, 2026, we recognized a net $21 million decrease in deferred tax asset valuation allowance associated with certain foreign jurisdictions, and established a state valuation allowance of $88 million related to the initial recognition and corresponding increase in New York State (NYS) net operating loss deferred tax asset as a result of the completion of NYS audit activity.
TAX EXAMINATIONS
We are currently under examination by the Internal Revenue Service (IRS) for the tax years 2011 through 2019. We continue to engage in the IRS Appeals process for certain disagreed issues related to tax years 2007 through 2010. These tax years are still subject to ongoing computational review by IRS Appeals.
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
There were no significant changes in our unrecognized tax benefits, interest and penalties for the nine months ended September 30, 2026.

40	AIG | Third Quarter 2026 Form 10-Q

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

Cautionary Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q and other publicly available documents may include, and members of management may from time to time make and discuss, statements which, to the extent they are not statements of historical or present fact, may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward‑looking statements are intended to provide management’s current expectations or plans for future operating and financial performance, based on assumptions currently believed to be valid and accurate. Forward-looking statements are often preceded by, followed by or include words such as “will,” “believe,” “anticipate,” “expect,” “expectations,” “intend,” "strive," “plan,” “strategy,” “prospects,” “project,” “should,” “guidance,” “outlook,” “view,” “target,” “goal,” “estimate” and other words of similar meaning in connection with a discussion of future operating or financial performance. These statements may include, among other things, projections, goals and assumptions that relate to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expense reduction efforts, the outcome of contingencies such as legal proceedings, anticipated organizational, business or regulatory changes, the effect of catastrophic events, both natural and man-made, and macroeconomic and/or geopolitical events, anticipated dispositions, monetization and/or acquisitions of businesses or assets, the successful integration of acquired businesses, management succession and retention plans, exposure to risk, trends in operations and financial results, and other statements that are not historical facts.

AIG | Third Quarter 2026 Form 10-Q	41

All forward-looking statements involve risks, uncertainties and other factors that may cause actual results and financial condition to differ, possibly materially, from the results and financial condition expressed or implied in the forward-looking statements. Factors that could cause actual results to differ, possibly materially, from those in specific projections, targets, goals, plans, assumptions and other forward-looking statements include, without limitation:
•the impact of adverse developments affecting economic conditions in the markets in which we operate, including financial market conditions, macroeconomic trends, changes in trade policies, including tariffs, fluctuations in interest rates and foreign currency exchange rates, inflationary pressures, including social inflation, pandemics, and geopolitical events or conflicts;
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
•our reliance on third parties to provide certain business and administrative services;
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
•the effects of sanctions and the failure to comply with those sanctions;
•changes to tax laws in the countries in which we operate;
•the effectiveness of strategies to retain and recruit key personnel and to implement effective succession plans;
•the outcome of significant legal, regulatory or governmental proceedings;
•our ability to successfully complete strategic transactions, including to successfully dispose of, monetize and/or acquire businesses or assets or successfully integrate acquired businesses, and the anticipated benefits thereof;
•difficulty in marketing and distributing products through current and future distribution channels;
•actions by rating agencies with respect to our credit and financial strength ratings as well as those of our businesses and subsidiaries;
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

Forward-looking statements speak only as of the date of this report, or in the case of any document incorporated by reference, the date of that document. We are not under any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Additional information as to factors that may cause actual results to differ materially from those expressed or implied in any forward-looking statements is disclosed from time to time in our other filings with the SEC.

42	AIG | Third Quarter 2026 Form 10-Q

AIG | Third Quarter 2026 Form 10-Q	43

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
Personal Lines: Products include personal auto and homeowners in selected markets, comprehensive extended warranty, device protection insurance, home warranty and related services, and insurance for high net worth individuals offered through Private Client Select (PCS) in the U.S. that covers auto, homeowners, umbrella, yacht, fine art and collections.
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
For additional information on our segments, see Note 3 to the Condensed Consolidated Financial Statements.

44	AIG | Third Quarter 2026 Form 10-Q

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
For a detailed discussion of our critical accounting estimates, see Part II, Item 7. MD&A – Critical Accounting Estimates in the 2025 Annual Report.

Consolidated Results of Operations
The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three and nine months ended September 30, 2026 and 2025. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.
The following table presents our consolidated results of operations and other key financial metrics:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
(in millions)	2026	2025	Change	2026	2025	Change
Revenues:
Premiums	$6,453	$6,073	6%	$18,746	$17,720	6%
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	1,084	743	46	2,864	3,235	(11)
Net investment income - Fortitude Re funds withheld assets	16	29	(45)	75	108	(31)
Total net investment income	1,100	772	42	2,939	3,343	(12)
Net realized gains (losses):
Net realized losses - excluding Fortitude Re funds withheld assets and embedded derivative	(167)	(431)	61	(507)	(683)	26
Net realized losses on Fortitude Re funds withheld assets	(28)	(5)	(460)	(47)	(59)	20
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	85	(54)	NM	44	(109)	NM
Total net realized losses	(110)	(490)	78	(510)	(851)	40
Other income (loss)	—	(4)	NM	3	13	(77)
Total revenues	7,443	6,351	17	21,178	20,225	5
Benefits, losses and expenses:
Losses and loss adjustment expenses incurred	4,023	3,391	19	11,082	10,678	4
Amortization of deferred policy acquisition costs	934	850	10	2,658	2,522	5
General operating and other expenses	1,266	1,297	(2)	3,634	3,574	2
Interest expense	101	99	2	301	291	3
(Gain) loss on extinguishment of debt	—	—	NM	—	(5)	NM
Net (gain) loss on divestitures and other	—	—	NM	133	(53)	NM
Total benefits, losses and expenses	6,324	5,637	12	17,808	17,007	5

AIG | Third Quarter 2026 Form 10-Q	45

ITEM 2 | Consolidated Results of Operations

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
(in millions)	2026	2025	Change	2026	2025	Change
Income before income tax expense	1,119	714	57	3,370	3,218	5
Income tax expense	270	190	42	810	852	(5)
Net income	849	524	62	2,560	2,366	8
Less: Net income attributable to noncontrolling interests	5	5	—	5	5	—
Net income attributable to AIG common shareholders	$844	$519	63%	$2,555	$2,361	8%
NET INCOME (LOSS) ATTRIBUTABLE TO AIG COMMON SHAREHOLDERS
Three Months Ended September 30, 2026 and 2025 Comparison
Net income (loss) attributable to AIG common shareholders increased $325 million due to the following:
•higher Net investment income of $328 million primarily due to changes in the fair value of AIG's investments of $288 million and higher income from available for sale fixed maturity securities of $73 million, partially offset by lower income on Alternative investments and Mortgage loans of $60 million. For additional information, see Note 5 to the Condensed Consolidated Financial Statements;
•lower Net realized losses excluding Fortitude Re funds withheld assets of $264 million primarily due to lower other realized losses as a result of impairment losses on investments in real estate funds of $297 million, partially offset by higher losses on fixed maturity securities of $106 million;
•lower Net realized losses on Fortitude Re funds withheld embedded derivatives of $139 million; and
•lower underwriting income of $229 million primarily driven by higher catastrophe losses of $183 million and lower net favorable prior year reserve development of $89 million. For additional information, see Business Segment Operations – General Insurance.
Nine Months Ended September 30, 2026 and 2025 Comparison
Net income (loss) attributable to AIG common shareholders increased $194 million primarily driven by:
•higher underwriting income of $362 million primarily driven by higher premiums earned from strategic transactions, reinsurance program changes and organic growth across Commercial Lines and Personal Insurance, lower catastrophe losses of $122 million and higher net favorable prior year reserve development of $12 million. For additional information, see Business Segment Operations – General Insurance.
•lower Net investment income of $404 million primarily due to changes in the fair value of AIG's investments of $456 million and lower income on Alternative investments and Mortgage loans of $161 million, partially offset by higher income from available for sale fixed maturity securities of $205 million. For additional information, see Note 5 to the Condensed Consolidated Financial Statements.
•lower Net realized losses on Fortitude Re funds withheld embedded derivatives of $153 million; and
•lower Net realized losses excluding Fortitude Re funds withheld assets of $176 million primarily due to lower other realized losses as a result of impairment losses on investments in real estate funds of $167 million.

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

46	AIG | Third Quarter 2026 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

General Insurance
General Insurance consists of our three segments and the Net investment income and Amortization of intangible assets including renewal rights related to our insurance operations.

GENERAL INSURANCE

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Underwriting results:
Net premiums written	$6,651	$6,230	7%	$19,766	$17,636	12%
Net premiums written, on constant dollar basis			8			11
(Increase) decrease in unearned premiums	(216)	(190)	(14)	(1,083)	51	NM
Net premiums earned	6,435	6,040	7	18,683	17,687	6
Losses and loss adjustment expenses incurred(a)	3,903	3,379	16	11,017	10,573	4
Acquisition expenses:
Amortization of deferred policy acquisition costs	928	851	9	2,640	2,522	5
Other acquisition expenses	242	237	2	695	670	4
Total acquisition expenses	1,170	1,088	8	3,335	3,192	4
General operating expenses	798	780	2	2,307	2,260	2
Underwriting income	564	793	(29)	2,024	1,662	22
Net investment income	1,032	945	9	2,767	2,552	8
Amortization of intangible assets including renewal rights(b)	(10)	(4)	(150)	(31)	(13)	(138)
Adjusted pre-tax income	$1,586	$1,734	(9)%	$4,760	$4,201	13%
Loss ratio(a)	60.7	55.9	4.8	59.0	59.8	(0.8)
Acquisition ratio	18.2	18.0	0.2	17.9	18.0	(0.1)
General operating expense ratio	12.4	12.9	(0.5)	12.3	12.8	(0.5)
Expense ratio	30.6	30.9	(0.3)	30.2	30.8	(0.6)
Combined ratio(a)	91.3	86.8	4.5	89.2	90.6	(1.4)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(4.4)	(1.6)	(2.8)	(3.6)	(4.5)	0.9
Prior year development, net of prior year premiums	1.5	3.1	(1.6)	2.1	2.1	—
Accident year loss ratio, as adjusted	57.8	57.4	0.4	57.5	57.4	0.1
Accident year combined ratio, as adjusted	88.4	88.3	0.1	87.7	88.2	(0.5)
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
The following tables present General Insurance accident year catastrophes(a) by segment:

(dollars in millions)	North America Commercial	International Commercial	Global Personal	Total
Three Months Ended September 30, 2026
Flooding, rainstorms and other(b)	$—	$57	$8	$65
Windstorms and hailstorms	167	26	14	207
Winter storms	—	—	11	11
Total catastrophe-related charges	$167	$83	$33	$283
Three Months Ended September 30, 2025
Flooding, rainstorms and other	$—	$4	$10	$14
Windstorms and hailstorms	74	17	3	94
Winter storms	4	—	—	4
Wildfires	(10)	(2)	—	(12)
Total catastrophe-related charges	$68	$19	$13	$100

AIG | Third Quarter 2026 Form 10-Q	47

ITEM 2 | Business Segment Operations | General Insurance

(dollars in millions)	North America Commercial	International Commercial	Global Personal	Total
Nine Months Ended September 30, 2026
Flooding, rainstorms and other(b)	$42	$166	$17	$225
Windstorms and hailstorms	204	44	21	269
Winter storms	123	4	50	177
Reinstatement premiums	—	2	—	2
Total catastrophe-related charges	$369	$216	$88	$673
Nine Months Ended September 30, 2025
Flooding, rainstorms and other	$—	$4	$10	$14
Windstorms and hailstorms	178	24	44	246
Winter storms	40	—	1	41
Wildfires	204	47	192	443
Earthquakes	—	44	2	46
Reinstatement premiums	5	(1)	1	5
Total catastrophe-related charges	$427	$118	$250	$795
(a)Natural catastrophe losses are generally weather or seismic events, in each case, having a net impact on AIG in excess of $10 million and man-made catastrophe losses, such as terrorism and civil unrest that exceed the $10 million threshold.
(b)Includes net losses related to the Middle East conflict of $40 million and $142 million for the three and nine months ended September 30, 2026, respectively.
NORTH AMERICA COMMERCIAL
The North America Commercial segment consists of insurance businesses and operations in the United States, Canada and Bermuda. Products include Property, Casualty and Financial Lines with clients ranging from small and medium-sized businesses to multinational companies.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Underwriting results:
Net premiums written	$2,481	$2,435	2%	$7,211	$6,472	11%
Net premiums written, on constant dollar basis			2			11
Increase in unearned premiums	(119)	(237)	50	(272)	(17)	NM
Net premiums earned	2,362	2,198	7	6,939	6,455	7
Losses and loss adjustment expenses incurred(a)	1,641	1,303	26	4,472	4,169	7
Acquisition expenses:
Amortization of deferred policy acquisition costs	242	221	10	703	654	7
Other acquisition expenses	54	44	23	160	137	17
Total acquisition expenses	296	265	12	863	791	9
General operating expenses	258	246	5	738	681	8
Underwriting income	$167	$384	(57)%	$866	$814	6%
Loss ratio(a)	69.5	59.3	10.2	64.4	64.6	(0.2)
Acquisition ratio	12.5	12.1	0.4	12.4	12.3	0.1
General operating expense ratio	10.9	11.2	(0.3)	10.6	10.5	0.1
Expense ratio	23.4	23.3	0.1	23.0	22.8	0.2
Combined ratio(a)	92.9	82.6	10.3	87.4	87.4	—
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(7.1)	(3.1)	(4.0)	(5.3)	(6.6)	1.3
Prior year development, net of prior year premiums	1.4	5.9	(4.5)	4.3	4.5	(0.2)
Accident year loss ratio, as adjusted	63.8	62.1	1.7	63.4	62.5	0.9
Accident year combined ratio, as adjusted	87.2	85.4	1.8	86.4	85.3	1.1
(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

48	AIG | Third Quarter 2026 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

Premiums Three Months Ended September 30, 2026 and 2025 Comparison
Net premiums written increased by $46 million, or 2 percent, primarily due to growth in Retail Casualty and Financial Lines, partially offset by lower production in certain Property lines. The increase in Net premiums earned is primarily driven by these same factors.
Premiums Nine Months Ended September 30, 2026 and 2025 Comparison
Net premiums written increased by $739 million, or 11 percent, primarily due to reinsurance program changes and growth in Retail Casualty, Financial Lines and Property. The increase in Net premiums earned is primarily driven by these same factors.
Underwriting Results Three Months Ended September 30, 2026 and 2025 Comparison
North America Commercial produced underwriting income of $167 million from a combined ratio of 92.9, which was a 10.3 point increase. This was driven by a higher loss ratio (10.2 points) from:
•lower net favorable prior year reserve development (4.5 points), with favorable development across multiple lines;
•higher catastrophe losses (4.0 points); and
•higher accident year loss ratio, as adjusted (1.7 points) primarily due to changes in business mix.
The expense ratio increased by 0.1 points, from a primarily mix-driven increase in the acquisition ratio (0.4 points) partially offset by a lower general operating expense ratio (0.3 points).
For additional information on prior year development, see Insurance Reserves.
Underwriting Results Nine Months Ended September 30, 2026 and 2025 Comparison
North America Commercial produced underwriting income of $866 million from a combined ratio of 87.4, which was unchanged. The loss ratio was lower (0.2 points) from lower catastrophe losses (1.3 points), partially offset by:
•higher accident year loss ratio, as adjusted (0.9 points) primarily due to changes in business mix; and
•lower net favorable prior year reserve development (0.2 points), with favorable development primarily driven by Casualty and Property.
The expense ratio increased by 0.2 points, from a primarily mix-driven increase in the acquisition ratio (0.1 points) and a higher general operating expense ratio (0.1 points).
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Underwriting results:
Net premiums written	$2,387	$2,115	13%	$7,425	$6,467	15%
Net premiums written, on constant dollar basis			13			12
(Increase) decrease in unearned premiums	20	73	(73)	(559)	(104)	(438)
Net premiums earned	2,407	2,188	10	6,866	6,363	8
Losses and loss adjustment expenses incurred	1,388	1,167	19	3,978	3,515	13
Acquisition expenses:
Amortization of deferred policy acquisition costs	324	285	14	906	799	13
Other acquisition expenses	92	96	(4)	279	274	2
Total acquisition expenses	416	381	9	1,185	1,073	10
General operating expenses	320	310	3	942	905	4
Underwriting income	$283	$330	(14)%	$761	$870	(13)%
Loss ratio	57.7	53.3	4.4	57.9	55.2	2.7
Acquisition ratio	17.3	17.4	(0.1)	17.3	16.9	0.4
General operating expense ratio	13.3	14.2	(0.9)	13.7	14.2	(0.5)

AIG | Third Quarter 2026 Form 10-Q	49

ITEM 2 | Business Segment Operations | General Insurance

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Expense ratio	30.6	31.6	(1.0)	31.0	31.1	(0.1)
Combined ratio	88.3	84.9	3.4	88.9	86.3	2.6
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(3.5)	(0.8)	(2.7)	(3.1)	(1.8)	(1.3)
Prior year development, net of prior year premiums	1.0	1.9	(0.9)	0.3	1.0	(0.7)
Accident year loss ratio, as adjusted	55.2	54.4	0.8	55.1	54.4	0.7
Accident year combined ratio, as adjusted	85.8	86.0	(0.2)	86.1	85.5	0.6
Premiums Three Months Ended September 30, 2026 and 2025 Comparison
Net premiums written, excluding the unfavorable impact of foreign exchange ($6 million), increased by $278 million, or 13 percent, primarily due to broad-based geographic growth. The increase in Net premiums earned is primarily driven by these same factors.
Premiums Nine Months Ended September 30, 2026 and 2025 Comparison
Net premiums written, excluding the favorable impact of foreign exchange ($194 million), increased by $764 million, or 12 percent, primarily due to reinsurance program changes and broad-based geographic growth. The increase in Net premiums earned is primarily driven by these same factors.
Underwriting Results Three Months Ended September 30, 2026 and 2025 Comparison
International Commercial produced underwriting income of $283 million from a combined ratio of 88.3, which was a 3.4 point increase. This was driven by a higher loss ratio (4.4 points) from:
•higher catastrophe losses (2.7 points);
•lower net favorable prior year reserve development (0.9 points), with favorable development driven by Financial Lines; and
•higher accident year loss ratio, as adjusted (0.8 points) primarily due to changes in business mix.
The expense ratio improved by 1.0 points, from a primarily mix-driven decrease in the acquisition ratio (0.1 points) and a lower general operating expense ratio (0.9 points).
For additional information on prior year development, see Insurance Reserves.
Underwriting Results Nine Months Ended September 30, 2026 and 2025 Comparison
International Commercial produced underwriting income of $761 million from a combined ratio of 88.9, which was a 2.6 point increase. This was driven by a higher loss ratio (2.7 points) from:
•higher catastrophe losses (1.3 points);
•higher accident year loss ratio, as adjusted (0.7 points) primarily due to changes in business mix; and
•net adverse prior year reserve development (0.7 points), with unfavorable development driven by prior year premiums.
The expense ratio improved by 0.1 points, as a primarily mix-driven increase in the acquisition ratio (0.4 points) was more than offset by a lower general operating expense ratio (0.5 points).
For additional information on prior year development, see Insurance Reserves.
GLOBAL PERSONAL
The Global Personal segment consists primarily of Global Accident & Health and Personal Lines insurance businesses in the United States, Japan, the United Kingdom, EMEA region, Asia Pacific, Latin America and Caribbean, and China. Global Accident & Health products include group personal accident and business travel products for employees, associations and other organizations, and voluntary and sponsor-paid personal accident and supplemental health products for individuals. Personal Lines products include personal auto and homeowners in selected markets, comprehensive extended warranty, device protection insurance, home warranty and related services, and insurance for high net worth individuals offered through PCS in the U.S. that covers auto, homeowners, umbrella, yacht, fine art and collections.

50	AIG | Third Quarter 2026 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Underwriting results:
Net premiums written	$1,783	$1,680	6%	$5,130	$4,697	9%
Net premiums written, on constant dollar basis			9			9
(Increase) decrease in unearned premiums	(117)	(26)	(350)	(252)	172	NM
Net premiums earned	1,666	1,654	1	4,878	4,869	—
Losses and loss adjustment expenses incurred	874	909	(4)	2,567	2,889	(11)
Acquisition expenses:
Amortization of deferred policy acquisition costs	362	345	5	1,031	1,069	(4)
Other acquisition expenses	96	97	(1)	256	259	(1)
Total acquisition expenses	458	442	4	1,287	1,328	(3)
General operating expenses	220	224	(2)	627	674	(7)
Underwriting income (loss)	$114	$79	44%	$397	$(22)	NM	%
Loss ratio	52.5	55.0	(2.5)	52.6	59.3	(6.7)
Acquisition ratio	27.5	26.7	0.8	26.4	27.3	(0.9)
General operating expense ratio	13.2	13.5	(0.3)	12.9	13.8	(0.9)
Expense ratio	40.7	40.2	0.5	39.3	41.1	(1.8)
Combined ratio	93.2	95.2	(2.0)	91.9	100.4	(8.5)
Adjustments for accident year loss ratio, as adjusted and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(2.0)	(0.8)	(1.2)	(1.8)	(5.1)	3.3
Prior year development, net of prior year premiums	2.4	1.1	1.3	1.6	0.4	1.2
Accident year loss ratio, as adjusted	52.9	55.3	(2.4)	52.4	54.6	(2.2)
Accident year combined ratio, as adjusted	93.6	95.5	(1.9)	91.7	95.7	(4.0)
Premiums Three Months Ended September 30, 2026 and 2025 Comparison
Net premiums written, excluding the unfavorable impact of foreign exchange ($39 million), increased by $142 million, or 9 percent, primarily due to growth in U.S. high net worth and Accident & Health. The increase in Net premiums earned is primarily driven by these same factors.
Premiums Nine Months Ended September 30, 2026 and 2025 Comparison
Net premiums written, excluding the favorable impact of foreign exchange ($6 million) increased by $427 million, or 9 percent, primarily due to reinsurance program changes and growth in U.S. high net worth and Accident & Health. The increase in Net premiums earned is primarily driven by these same factors.
Underwriting Results Three Months Ended September 30, 2026 and 2025 Comparison
Global Personal produced underwriting income of $114 million from a combined ratio of 93.2, which was a 2.0 point improvement. This was driven by a lower loss ratio (2.5 points) from:
•lower accident year loss ratio, as adjusted (2.4 points) primarily due to changes in business mix; and
•higher net favorable prior year reserve development (1.3 points), with favorable development driven by U.S. high net worth.
This was partially offset by higher catastrophe losses (1.2 points).
The expense ratio increased by 0.5 points, from a primarily mix-driven increase in the acquisition ratio (0.8 points), partially offset by a lower general operating expense ratio (0.3 points).
For additional information on prior year development, see Insurance Reserves.
Underwriting Results Nine Months Ended September 30, 2026 and 2025 Comparison
Global Personal produced underwriting income of $397 million from a combined ratio of 91.9, which was an 8.5 point improvement. This was driven by a lower loss ratio (6.7 points) from:
•lower catastrophe losses (3.3 points);
•lower accident year loss ratio, as adjusted (2.2 points) primarily due to changes in business mix; and
•higher net favorable prior year reserve development (1.2 points), with favorable development driven by U.S. high net worth.
The expense ratio improved by 1.8 points, reflecting a lower acquisition ratio (0.9 points), primarily driven by changes in business mix and improved commission terms, and a lower general operating expense ratio (0.9 points).
For additional information on prior year development, see Insurance Reserves.

AIG | Third Quarter 2026 Form 10-Q	51

ITEM 2 | Business Segment Operations | Other Operations

Other Operations
Other Operations predominantly consists of Net investment income from our AIG Parent liquidity portfolio, Corebridge dividend income, corporate General operating expenses, and Interest expense.

OTHER OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Net investment income and other	$45	$72	(38)%	$138	$274	(50)%
Benefits, losses and expenses:
Corporate and other general operating expenses	85	86	(1)	246	261	(6)
Interest expense	101	100	1	300	292	3
Total benefits, losses and expenses*	186	186	—	546	553	(1)
Adjusted pre-tax loss before consolidation and eliminations	(141)	(114)	(24)	(408)	(279)	(46)
Consolidation and eliminations	—	2	NM	—	—	NM
Adjusted pre-tax loss	$(141)	$(112)	(26)%	$(408)	$(279)	(46)%
*In the first quarter of 2026, AIG realigned and began reporting Amortization of intangible assets in General Insurance from Other Operations; historical results have been recast to reflect these changes.
ADJUSTED PRE-TAX LOSS BEFORE CONSOLIDATION AND ELIMINATIONS
Three Months Ended September 30, 2026 and 2025 Comparison
Adjusted pre-tax loss before consolidation and eliminations increased $27 million primarily due to the following:
•lower net investment income and other of $27 million primarily driven by the $20 million decline in Corebridge dividend income following the final disposition of our remaining interest in May 2026.
Nine Months Ended September 30, 2026 and 2025 Comparison
Adjusted pre-tax loss before consolidation and eliminations increased $129 million primarily due to the following:
•lower net investment income and other of $136 million due to lower average balance with lower yields as a result of declining interest rates and lower Corebridge dividend income of $72 million due to the final disposition of our remaining interest in May 2026; and
•higher interest expense of $8 million primarily driven by new debt issuances of €1.125 billion in the three months ended September 30, 2026 and $1.25 billion in 2025 partially offset by interest savings from $0.8 billion debt repurchases, through cash tender offers, debt redemption and debt maturity in 2025.
This increase was partially offset by lower corporate and other general expenses of $15 million.

52	AIG | Third Quarter 2026 Form 10-Q

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

AIG | Third Quarter 2026 Form 10-Q	53

ITEM 2 | Use of Non-GAAP Measures

The following table presents a reconciliation of pre-tax income (loss)/net income (loss) attributable to AIG to adjusted pre-tax income (loss)/adjusted after-tax income (loss) attributable to AIG:

Three Months Ended September 30,		2026			2025
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income/Net income, including noncontrolling interests	$1,119	$270	$—	$849	$714	$190	$—	$524
Noncontrolling interests			(5)	(5)			(5)	(5)
Pre-tax income/Net income attributable to AIG common shareholders	1,119	270	(5)	$844	714	190	(5)	$519
Changes in uncertain tax positions and other tax adjustments		5	—	(5)		(5)	—	5
Deferred income tax valuation allowance releases		14	—	(14)		—	—	—
Changes in the fair values of equity securities and AIG's investment in Corebridge	3	1	—	2	288	60	—	228
Net investment income on Fortitude Re funds withheld assets	(16)	(4)	—	(12)	(29)	(6)	—	(23)
Net realized losses on Fortitude Re funds withheld assets	28	6	—	22	5	1	—	4
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	(85)	(18)	—	(67)	54	11	—	43
Net realized losses(a)	170	32	—	138	433	107	—	326
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	—	—	—	(9)	(2)	—	(7)
Net loss reserve discount (benefit) charge	91	19	—	72	(2)	—	—	(2)
Net results of businesses in run-off(b)	12	3	—	9	(1)	(1)	—	—
Non-operating pension expenses	—	—	—	—	6	1	—	5
Integration and transaction costs associated with acquiring or divesting businesses	20	4	—	16	7	2	—	5
Restructuring and other costs	100	21	—	79	153	32	—	121
Non-recurring costs related to regulatory or accounting changes	3	1	—	2	3	1	—	2
Adjusted pre-tax income/Adjusted after-tax income attributable to AIG common shareholders	$1,445	$354	$(5)	$1,086	$1,622	$391	$(5)	$1,226
Weighted average diluted shares outstanding				527.2				558.5
Income per common share attributable to AIG common shareholders (diluted)				$1.60				$0.93
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)				$2.06				$2.20

Nine Months Ended September 30,		2026			2025
(in millions, except per common share data)	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax	Pre-tax	Total Tax (Benefit) Charge	Non- controlling Interests	After Tax
Pre-tax income/Net income, including noncontrolling interests	$3,370	$810	$—	$2,560	$3,218	$852	$—	$2,366
Noncontrolling interests			(5)	(5)			(5)	(5)
Pre-tax income/Net income attributable to AIG common shareholders	3,370	810	(5)	2,555	3,218	852	(5)	2,361
Changes in uncertain tax positions and other tax adjustments		91	—	(91)		(1)	—	1
Deferred income tax valuation allowance charges		(67)	—	67		(9)	—	9
Changes in the fair values of equity securities and AIG's investment in Corebridge	67	14	—	53	(393)	(83)	—	(310)
Gain on extinguishment of debt	—	—	—	—	(5)	(1)	—	(4)
Net investment income on Fortitude Re funds withheld assets	(75)	(16)	—	(59)	(108)	(23)	—	(85)
Net realized losses on Fortitude Re funds withheld assets	47	10	—	37	59	12	—	47
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	(44)	(9)	—	(35)	109	23	—	86
Net realized losses(a)	514	113	—	401	690	102	—	588
Net (gain) loss on divestitures and other(c)	133	28	—	105	(53)	(11)	—	(42)
Non-operating litigation reserves and settlements	—	—	—	—	(13)	(3)	—	(10)
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	(75)	(16)	—	(59)	53	11	—	42
Net loss reserve discount charge	71	15	—	56	27	6	—	21
Net results of businesses in run-off(b)	18	4	—	14	(8)	(2)	—	(6)
Non-operating pension expenses	(2)	—	—	(2)	16	3	—	13
Integration and transaction costs associated with acquiring or divesting businesses	68	14	—	54	13	3	—	10
Restructuring and other costs	247	52	—	195	307	64	—	243
Non-recurring costs related to regulatory or accounting changes	13	3	—	10	10	2	—	8
Adjusted pre-tax income (loss)/Adjusted after-tax income (loss) attributable to AIG common shareholders	$4,352	$1,046	$(5)	$3,301	$3,922	$945	$(5)	$2,972
Weighted average diluted shares outstanding				534.3				578.4
Income per common share attributable to AIG common shareholders (diluted)				$4.78				$4.08
Adjusted after-tax income per common share attributable to AIG common shareholders (diluted)				$6.18				$5.14
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
(c)In the nine months ended September 30, 2026, Net (gain) loss on divestitures and other primarily relates to a change in estimate for earn-out considerations associated with the dispositions of Validus Reinsurance, Ltd. and the global personal travel and assistance business.

54	AIG | Third Quarter 2026 Form 10-Q

ITEM 2 | Use of Non-GAAP Measures

The following table presents a reconciliation of General Insurance and Other Operations Net investment income and other/pre-tax income (loss) to Net investment income and other, APTI basis/adjusted pre-tax income (loss):

General Insurance	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(in millions)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)
Net investment income and other/Pre-tax income (loss)(a)	$1,029	$1,198	$991	$1,184	$2,755	$3,882	$2,619	$3,170
Other income (expense) - net	(2)	—	—	—	(5)	—	—	—
Changes in the fair values of equity securities and AIG's investment in Corebridge	5	5	(46)	(46)	17	17	(70)	(70)
Net investment income on Fortitude Re funds withheld assets	—	—	—	—	—	—	1	1
Net realized (gains) losses on Fortitude Re funds withheld assets	—	—	—	(1)	—	(1)	—	6
Net realized losses	—	176	—	456	—	534	2	779
Net (gain) loss on divestitures and other	—	(2)	—	(1)	—	9	—	(38)
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	8	—	7	—	(44)	—	81
Net loss reserve discount (benefit) charge	—	91	—	(2)	—	71	—	27
Non-operating pension expenses	—	1	—	4	—	3	—	13
Integration and transaction costs associated with acquiring or divesting businesses	—	35	—	—	—	100	—	—
Restructuring and other costs	—	71	—	130	—	176	—	222
Non-recurring costs related to regulatory or accounting changes	—	3	—	3	—	13	—	10
Net investment income and other, APTI basis/Adjusted pre-tax income (loss)	$1,032	$1,586	$945	$1,734	$2,767	$4,760	$2,552	$4,201

Other Operations	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(in millions)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)	Net Investment Income and Other	Pre-tax Income (Loss)
Net investment income and other/Pre-tax income (loss)(a)	$70	$(79)	$(226)	$(470)	$185	$(512)	$734	$48
Consolidation and Eliminations	2	—	(2)	—	2	—	1	—
Other income (expense) - net	1	—	2	—	4	—	(9)	—
Changes in the fair values of equity securities and AIG's investment in Corebridge	(2)	(2)	334	334	50	50	(323)	(323)
Gain on extinguishment of debt	—	—	—	—	—	—	—	(5)
Net investment income on Fortitude Re funds withheld assets	(16)	(16)	(29)	(29)	(75)	(75)	(109)	(109)
Net realized (gains) losses on Fortitude Re funds withheld assets	—	28	—	6	—	48	—	53
Net realized (gains) losses on Fortitude Re funds withheld embedded derivative	—	(85)	—	54	—	(44)	—	109
Net realized (gains) losses	—	(6)	2	(23)	—	(20)	2	(89)
Net (gain) loss on divestitures and other	—	2	—	1	—	124	—	(15)
Non-operating litigation reserves and settlements	—	—	—	—	—	—	—	(13)
Unfavorable (favorable) prior year development and related amortization changes ceded under retroactive reinsurance agreements	—	(8)	—	(16)	—	(31)	—	(28)
Net results of businesses in run-off	(10)	12	(9)	(1)	(28)	18	(22)	(8)
Non-operating pension expenses	—	(1)	—	2	—	(5)	—	3
Integration and transaction costs associated with acquiring or divesting businesses	—	(15)	—	7	—	(32)	—	13
Restructuring and other costs	—	29	—	23	—	71	—	85
Net investment income and other, APTI basis/Adjusted pre-tax income (loss)	$45	$(141)	$72	$(112)	$138	$(408)	$274	$(279)
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

AIG | Third Quarter 2026 Form 10-Q	55

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

	September 30,	December 31,
(in millions, except per share data)	2026	2025
Total AIG common shareholders' equity	$38,883	$41,139
Less: Investments related AOCI	(3,840)	(1,376)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets	(580)	(523)
Subtotal: Investments AOCI	(3,260)	(853)
AIG adjusted common shareholders' equity	$42,143	$41,992

Total AIG common shareholders' equity	$38,883	$41,139
Less: AIG's ownership interest in Corebridge	—	1,512
Less: Investments related AOCI - AIG	(3,840)	(1,376)
Add: Cumulative unrealized gains and losses related to Fortitude Re funds withheld assets - AIG	(580)	(523)
Subtotal: Investments AOCI - AIG	(3,260)	(853)
Less: Deferred tax assets	2,684	3,278
AIG core operating shareholders' equity	$39,459	$37,202

Total common shares outstanding	518.7	538.2

Book value per share	$74.96	$76.44
Adjusted book value per share	81.25	78.02
Core operating book value per share	76.07	69.12
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

56	AIG | Third Quarter 2026 Form 10-Q

ITEM 2 | Use of Non-GAAP Measures

The following table presents reconciliations of Return on equity to Adjusted return on equity and Core operating return on equity, which are non-GAAP measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Actual or annualized net income (loss) attributable to AIG common shareholders	$3,376	$2,076	$3,407	$3,148

Actual or annualized adjusted after-tax income attributable to AIG common shareholders	$4,344	$4,904	$4,401	$3,963

Average AIG common shareholders' equity	$39,745	$41,293	$40,258	$41,635
Less: Average Investments AOCI	(2,311)	(1,128)	(1,733)	(1,560)
Average AIG adjusted common shareholders' equity	$42,056	$42,421	$41,991	$43,195

Average AIG common shareholders' equity	$39,745	$41,293	$40,258	$41,635
Less: Average AIG's ownership interest in Corebridge	—	3,347	530	3,631
Less: Average Investments AOCI - AIG	(2,311)	(1,128)	(1,733)	(1,560)
Less: Average deferred tax assets	2,798	3,093	3,002	3,261
Average AIG core operating shareholders' equity	$39,258	$35,981	$38,459	$36,303

Return on equity	8.5%	5.0%	8.5%	7.6%
Adjusted return on equity	10.3	11.6	10.5	9.2
Core operating return on equity	11.1	13.6	11.4	10.9
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

AIG | Third Quarter 2026 Form 10-Q	57

ITEM 2 | Investments

INVESTMENT HIGHLIGHTS
Blended investment yields on new investments were higher than blended rates on investments that were sold, matured or called during this period. We continued to make investments in structured securities and other fixed maturity securities with attractive risk-adjusted return characteristics to improve yields and increase net investment income.
Total Net investment income decreased for the nine months ended September 30, 2026 compared to the prior year, primarily due to changes in the fair value of AIG's investments and lower income from alternative investments and mortgage loans, partially offset by higher income on available for sale fixed maturity securities.
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

58	AIG | Third Quarter 2026 Form 10-Q

ITEM 2 | Investments

Available-for-Sale Investments
The following table presents the fair value of our available-for-sale securities:

(in millions)	September 30, 2026	December 31, 2025
Bonds available for sale:
U.S. government and government sponsored entities	$3,624	$3,298
Obligations of states, municipalities and political subdivisions	2,329	2,775
Non-U.S. governments	6,173	6,516
Corporate debt	38,283	37,235
Mortgage-backed, asset-backed and collateralized:
RMBS - agency	5,595	5,988
RMBS - non-agency	5,435	4,180
CMBS	4,750	4,616
CLO/ABS	5,453	6,424
Total mortgage-backed, asset-backed and collateralized	21,233	21,208
Total bonds available for sale*	$71,642	$71,032
*At September 30, 2026 and December 31, 2025, the fair value of bonds available for sale we held that were below investment grade or not rated totaled $5.9 billion and $5.9 billion, respectively.
The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

(in millions)	September 30, 2026	December 31, 2025
Canada	$1,105	$1,207
Japan	435	489
United Kingdom	392	344
Germany	389	444
Australia	331	284
Israel	260	322
Korea, Republic of	243	214
Malaysia	225	216
France	207	134
Singapore	193	206
Other	2,414	2,679
Total	$6,194	$6,539
The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	September 30, 2026					December 31, 2025 Total
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products	Total
Euro-Zone countries:
France	$207	$1,442	$576	$37	$2,262	$2,258
Germany	389	240	1,029	40	1,698	1,660
Netherlands	60	541	215	46	862	1,061
Ireland	5	166	102	357	630	733
Spain	1	392	93	22	508	494
Italy	12	119	329	25	485	480
Denmark	157	107	46	—	310	337
Luxembourg	18	149	69	18	254	205
Belgium	9	85	51	14	159	216
Poland	70	—	—	—	70	85
Other Euro-Zone	119	90	30	38	277	318
Total Euro-Zone	$1,047	$3,331	$2,540	$597	$7,515	$7,847
Remainder of Europe:
United Kingdom	$392	$1,460	$1,883	$437	$4,172	$4,017
Switzerland	18	143	264	—	425	534
Sweden	89	111	29	—	229	372

AIG | Third Quarter 2026 Form 10-Q	59

ITEM 2 | Investments

	September 30, 2026					December 31, 2025 Total
(in millions)	Sovereign	Financial Institution	Non-Financial Corporates	Structured Products	Total
Norway	63	81	10	—	154	136
Croatia	16	—	—	—	16	17
Other - Remainder of Europe	24	31	20	41	116	100
Total - Remainder of Europe	$602	$1,826	$2,206	$478	$5,112	$5,176
Total	$1,649	$5,157	$4,746	$1,075	$12,627	$13,023
Investments in Municipal Bonds
At September 30, 2026, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 98 percent of the portfolio rated A or higher.
The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	September 30, 2026
(in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value	December 31, 2025 Total Fair Value
California	$182	$120	$278	$580	$690
New York	28	83	225	336	401
Massachusetts	36	8	98	142	167
Texas	9	31	67	107	144
Connecticut	26	—	78	104	111
Florida	1	—	94	95	127
Pennsylvania	22	—	69	91	118
Illinois	4	17	47	68	84
Hawaii	63	—	—	63	66
Oregon	2	41	18	61	67
Virginia	—	3	50	53	60
Maryland	—	10	35	45	46
Michigan	—	—	44	44	51
All other states	39	15	486	540	643
Total	$412	$328	$1,589	$2,329	$2,775
Investments in Corporate Debt Securities
The following table presents the fair value of our available for sale corporate debt securities by industry categories:

(in millions)	September 30, 2026	December 31, 2025
Financial institutions:
Banks	$8,044	$8,086
Insurance	1,566	1,378
Securities firms and other finance companies	994	856
Other financial institutions	5,469	5,733
Utilities	3,386	3,231
Communications	2,402	2,188
Consumer noncyclical	2,640	2,706
Capital goods	1,737	1,805
Energy	2,149	2,010
Consumer cyclical	3,821	3,649
Basic materials	2,323	2,093
Other	3,752	3,500
Total*	$38,283	$37,235
*At September 30, 2026 and December 31, 2025, approximately 88 percent and 88 percent, respectively, of these investments were rated investment grade.

60	AIG | Third Quarter 2026 Form 10-Q

ITEM 2 | Investments

Commercial Mortgage Loans
At September 30, 2026, we had direct commercial mortgage loan exposure of $2.1 billion.
The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total
September 30, 2026
State:
California	17	$88	$192	$25	$17	$15	$—	$337	16%
New York	15	30	174	44	19	32	—	299	14
Texas	17	50	133	1	29	—	40	253	12
Massachusetts	7	—	124	47	6	—	—	177	8
Florida	10	36	—	59	7	38	—	140	7
Pennsylvania	9	30	59	15	18	—	—	122	6
Illinois	5	88	8	—	—	—	5	101	5
New Jersey	4	55	—	—	—	—	10	65	3
Washington	3	49	—	—	—	—	—	49	2
Ohio	3	15	—	27	—	—	—	42	2
Other states	16	79	23	29	3	—	—	134	7
Foreign	18	80	152	40	27	78	—	377	18
Total*	124	$600	$865	$287	$126	$163	$55	$2,096	100%

December 31, 2025
State:
California	17	$89	$190	$27	$18	$31	$—	$355	14%
New York	17	48	188	44	19	33	—	332	13
Texas	19	72	135	1	30	10	—	248	10
Massachusetts	7	—	175	48	7	—	—	230	9
Florida	11	68	—	60	8	37	—	173	7
Pennsylvania	9	28	57	15	18	—	—	118	5
Illinois	5	88	13	—	—	—	—	101	4
New Jersey	8	55	—	—	3	—	10	68	3
Washington	3	49	—	—	—	—	—	49	2
Colorado	3	7	20	16	—	—	—	43	2
Other states	23	109	12	68	28	—	—	217	9
Foreign	23	180	196	78	27	80	—	561	22
Total*	145	$793	$986	$357	$158	$191	$10	$2,495	100%
*Does not reflect allowance for credit losses.
For additional information on commercial mortgage loans, see Note 6 to the Condensed Consolidated Financial Statements.

AIG | Third Quarter 2026 Form 10-Q	61

ITEM 2 | Investments

Net Realized Gains and Losses
The following table presents the components of Net realized gains (losses):

Three Months Ended September 30,	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales and impairments of fixed maturity securities	$(202)	$(29)	$(231)	$(96)	$(6)	$(102)
Change in allowance for credit losses on fixed maturity securities	11	—	11	2	—	2
Change in allowance for credit losses on loans	(10)	—	(10)	(52)	1	(51)
Foreign exchange transactions	(12)	—	(12)	(10)	(1)	(11)
Derivatives and hedge accounting	22	1	23	(11)	2	(9)
Sales of alternative investments	(11)	—	(11)	(2)	—	(2)
Other*	35	—	35	(262)	(1)	(263)
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(167)	(28)	(195)	(431)	(5)	(436)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	85	85	—	(54)	(54)
Net realized gains (losses)	$(167)	$57	$(110)	$(431)	$(59)	$(490)

Nine Months Ended September 30,	2026			2025
(in millions)	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total	Excluding Fortitude Re Funds Withheld Assets	Fortitude Re Funds Withheld Assets	Total
Sales and impairments of fixed maturity securities	$(376)	$(48)	$(424)	$(453)	$(62)	$(515)
Change in allowance for credit losses on fixed maturity securities	12	1	13	(5)	—	(5)
Change in allowance for credit losses on loans	22	1	23	(2)	10	8
Foreign exchange transactions	(39)	(2)	(41)	183	18	201
Derivatives and hedge accounting	4	3	7	(137)	(20)	(157)
Sales of alternative investments	(27)	—	(27)	1	—	1
Other*	(103)	(2)	(105)	(270)	(5)	(275)
Net realized losses – excluding Fortitude Re funds withheld embedded derivative	(507)	(47)	(554)	(683)	(59)	(742)
Net realized gains (losses) on Fortitude Re funds withheld embedded derivative	—	44	44	—	(109)	(109)
Net realized losses	$(507)	$(3)	$(510)	$(683)	$(168)	$(851)
*Other includes impairments on investments in private equity and real estate funds.
Lower Net realized losses excluding Fortitude Re funds withheld assets in the three months ended September 30, 2026 compared to 2025 were primarily due to lower realized losses as a result of impairments on investments in real estate funds, partially offset by higher losses on fixed maturity securities. Lower Net realized losses excluding Fortitude Re funds withheld assets in the nine months ended September 30, 2026 compared to 2025 were primarily due to lower realized losses as a result of impairments on investments in real estate funds.
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
Unrealized Gains and Losses on Investments
Net unrealized investment losses included in shareholders’ equity were $3.8 billion at September 30, 2026 compared with $1.4 billion at September 30, 2025. The change in net unrealized gains and losses on investments in the nine months ended September 30, 2026 was primarily attributable to a change in the fair value of fixed maturity securities mainly due to higher interest rates and slight widening of credit spreads. The change in net unrealized gains and losses on investments in the nine months ended September 30, 2025 was primarily attributable to a change in the fair value of fixed maturity securities mainly due to lower interest rates and narrowing of credit spreads.

62	AIG | Third Quarter 2026 Form 10-Q

ITEM 2 | Investments

At September 30, 2026, the Company had $2.0 billion fixed maturity investments reported at fair value for which fair value was less than 80 percent of amortized cost. At December 31, 2025, the Company had $1.4 billion fixed maturity investments reported at fair value for which fair value was less than 80 percent of amortized cost.
At September 30, 2026 and December 31, 2025, below investment grade securities comprised 8 percent and 8 percent, respectively, of the fair value of our fixed maturity investment portfolio. Included in below investment grade securities at September 30, 2026 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $3.6 billion and a fair value of $3.4 billion, resulting in a net pre-tax unrealized investment loss of $151 million.
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
At September 30, 2026, approximately 63 percent of our fixed maturity securities were held by our U.S. entities. Approximately 91 percent of these securities were rated investment grade by one or more of the major rating agencies.
At September 30, 2026, approximately 93 percent of our fixed maturity securities held by our foreign entities were either rated investment grade or, on the basis of analysis of our investment managers, were equivalent from a credit standpoint to securities rated investment grade. Approximately 16 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.
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
For information regarding credit risks associated with investments, see Part II, Item 7. MD&A – Enterprise Risk Management in the 2025 Annual Report.
The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other Bond Securities		Total
(in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Rating:
Other fixed maturity securities
AAA	$3,370	$4,063	$13	$14	$3,383	$4,077
AA	9,090	8,693	47	50	9,137	8,743
A	17,094	17,679	111	173	17,205	17,852
BBB	15,840	14,565	95	100	15,935	14,665
Below investment grade	4,950	4,730	2	11	4,952	4,741
Non-rated	65	94	—	—	65	94
Total	$50,409	$49,824	$268	$348	$50,677	$50,172
Mortgage-backed, asset-backed and collateralized
AAA	$11,706	$11,198	$77	$102	$11,783	$11,300
AA	7,222	7,468	47	49	7,269	7,517
A	1,007	1,030	163	135	1,170	1,165
BBB	374	411	64	77	438	488
Below investment grade	924	1,101	28	30	952	1,131
Non-rated	—	—	2	—	2	—
Total	$21,233	$21,208	$381	$393	$21,614	$21,601
Total
AAA	$15,076	$15,261	$90	$116	$15,166	$15,377
AA	16,312	16,161	94	99	16,406	16,260
A	18,101	18,709	274	308	18,375	19,017

AIG | Third Quarter 2026 Form 10-Q	63

ITEM 2 | Investments

	Available for Sale		Other Bond Securities		Total
(in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
BBB	16,214	14,976	159	177	16,373	15,153
Below investment grade	5,874	5,831	30	41	5,904	5,872
Non-rated	65	94	2	—	67	94
Total	$71,642	$71,032	$649	$741	$72,291	$71,773

Insurance Reserves
LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (LOSS RESERVES)
The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

	September 30, 2026			December 31, 2025
(in millions)	Net Loss Reserves	Reinsurance Recoverable	Gross Loss Reserves	Net Loss Reserves	Reinsurance Recoverable	Gross Loss Reserves
General Insurance:
North America Commercial:
U.S. Workers' Compensation (net of discount)	$2,424	$3,457	$5,881	$2,273	$3,742	$6,015
U.S. Excess Casualty	3,310	2,654	5,964	3,153	2,961	6,114
U.S. Other Casualty	5,053	3,056	8,109	4,651	3,170	7,821
U.S. Financial Lines	5,038	1,328	6,366	5,270	1,516	6,786
U.S. Property and Special Risks	4,508	902	5,410	4,142	990	5,132
Other product lines(b)	3,905	2,609	6,514	4,356	2,947	7,303
Total North America Commercial	24,238	14,006	38,244	23,845	15,326	39,171
International Commercial:
UK/Europe Casualty and Financial Lines	7,951	2,975	10,926	8,288	2,376	10,664
UK/Europe Property and Special Risks	3,338	1,422	4,760	2,176	2,214	4,390
Other product lines(b)	2,023	1,351	3,374	1,882	1,272	3,154
Total International Commercial	13,312	5,748	19,060	12,346	5,862	18,208
Global Personal:
U.S. Personal Insurance	782	1,918	2,700	705	1,986	2,691
UK/Europe and Japan Personal Insurance	1,194	727	1,921	1,240	733	1,973
Other product lines(b)	1,230	822	2,052	1,109	750	1,859
Total Global Personal	3,206	3,467	6,673	3,054	3,469	6,523
Unallocated loss adjustment expenses(b)	1,549	554	2,103	1,965	629	2,594
Total General Insurance	42,305	23,775	66,080	41,210	25,286	66,496
Other Operations	610	3,492	4,102	585	3,585	4,170
Total	$42,915	$27,267	$70,182	$41,795	$28,871	$70,666
(a)Includes net loss reserve discount of $1.2 billion and $1.2 billion at September 30, 2026 and December 31, 2025, respectively. For information regarding loss reserve discount, see Note 11 to the Condensed Consolidated Financial Statements.
(b)Other product lines and Unallocated loss adjustment expenses include Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense for the Fortitude Re reinsurance of $2.3 billion and $2.3 billion at September 30, 2026 and December 31, 2025, respectively.
Prior Year Development
The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment and major lines of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
General Insurance:
North America Commercial:
U.S. Workers' Compensation	$(1)	$(22)	$(186)	$(139)
U.S. Excess Casualty	(6)	(7)	62	92
U.S. Other Casualty	(5)	(13)	6	12
U.S. Financial Lines	(1)	(9)	(28)	(19)
U.S. Property and Special Risks	(8)	(25)	(155)	(102)
Other Product Lines	(25)	(63)	(17)	(152)
Total North America Commercial	$(46)	$(139)	$(318)	$(308)

64	AIG | Third Quarter 2026 Form 10-Q

ITEM 2 | Insurance Reserves

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
International Commercial:
UK/Europe Casualty and Financial Lines	$(17)	$216	$(16)	$216
UK/Europe Property and Special Risks	2	(5)	29	(19)
Other Product Lines	(9)	(258)	(65)	(266)
Total International Commercial	$(24)	$(47)	$(52)	$(69)
Global Personal:
U.S. Personal Insurance	$(14)	$(12)	$(29)	$(12)
UK/Europe and Japan Personal Insurance	(10)	43	(20)	42
Other Product Lines	(17)	(50)	(17)	(50)
Total Global Personal	$(41)	$(19)	$(66)	$(20)
Total Prior Year (Favorable) Unfavorable Development*	$(111)	$(205)	$(436)	$(397)
*Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $26 million and $31 million for the three months ended September 30, 2026 and 2025, respectively, and $78 million and $93 million for the nine months ended September 30, 2026 and 2025, respectively.
Net Loss Development
In the three months ended September 30, 2026, we recognized favorable prior year loss reserve development of $111 million, primarily driven by:
North America Commercial
•Favorable development in Other Product Lines, primarily driven by favorable development in Canadian Financial Lines and Property.
•Benefit from the amortization of the deferred gain on the adverse development cover.
International Commercial
•Favorable development in European Financial Lines, partially offset by deteriorations in UK Professional Indemnity.
Global Personal
•Favorable reserve development in U.S. Personal Insurance driven by favorable experience on the high net worth business.
•Favorable development in Other Product Lines driven by several lines of business, including A&H in Asia Pacific and Personal Auto in Asia Pacific and Latin America and Caribbean.
In the nine months ended September 30, 2026, we recognized favorable prior year loss reserve development of $436 million, primarily driven by:
North America Commercial
•Favorable development in U.S. Workers’ Compensation driven by Excess of Loss Sensitive and Primary business.
•Favorable development in U.S. Property and Special Risks primarily reflecting development in Programs, along with lower than expected non-catastrophe loss experience in Property Lines.
•Favorable development in U.S. Financial Lines reflecting favorable experience in Directors and Officers in more mature accident years.
•Favorable development in Other Product Lines, primarily driven by favorable development in Canadian Financial Lines and Property.
•Benefit from the amortization of the deferred gain on the adverse development cover.
International Commercial
•Favorable development in European Financial Lines partially offset by deteriorations in UK Professional Indemnity.
•Favorable development in Other Product Lines primarily driven by Energy and Cargo.
•Adverse development in UK/Europe Property and Special Risks due to adverse development on prior year catastrophes and UK Marine, partially offset by favorable experience primarily concentrated in EMEA and UK Property.
Global Personal
•Favorable development in U.S. Personal Insurance attributable to favorable development on prior year catastrophes and favorable experience on the high net worth business.
•Favorable development in Other Product Lines driven by several lines of business, including A&H in Asia Pacific and Personal Auto in Asia Pacific and Latin America and Caribbean.

AIG | Third Quarter 2026 Form 10-Q	65

ITEM 2 | Insurance Reserves

In the three months ended September 30, 2025, we recognized favorable prior year loss reserve development of $205 million, primarily driven by:
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
In the nine months ended September 30, 2025, we recognized favorable prior year loss reserve development of $397 million, primarily driven by:
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

(in millions)	September 30, 2026	December 31, 2025
Gross Covered Losses
Covered reserves before discount	$8,058	$8,907
Inception to date losses paid	33,328	32,588
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$16,386	$16,495

66	AIG | Third Quarter 2026 Form 10-Q

ITEM 2 | Insurance Reserves

(in millions)	September 30, 2026	December 31, 2025
Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,109	$13,196
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	2,921	3,008
Discount on ceded losses(a)	(765)	(891)
Pre-tax deferred gain before amortization	2,156	2,117
Inception to date amortization of deferred gain at inception	(1,766)	(1,688)
Inception to date amortization attributed to changes in deferred gain(b)	(112)	(156)
Deferred gain liability reflected in AIG's balance sheet	$278	$273
(a)The accretion of discount and a reduction in effective interest rates is offset by changes in estimates of the amount and timing of future recoveries.
(b)Excluded from APTI.
The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Balance at beginning of period, net of discount	$241	$316	$273	$284
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	13	15	(87)	137
Amortization attributed to deferred gain at inception(b)	(26)	(31)	(78)	(93)
Amortization attributed to changes in deferred gain(c)	(4)	(9)	44	(57)
Changes in discount on ceded loss reserves	54	7	126	27
Balance at end of period, net of discount	$278	$298	$278	$298
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
Fortitude Re
Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our run-off operations. Those reinsurance transactions were designed to consolidate most of our insurance run-off lines into a single legal entity. As of September 30, 2026, $3.0 billion of reserves related to business written by multiple wholly-owned AIG subsidiaries had been ceded to Fortitude Re under these reinsurance transactions.

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

AIG | Third Quarter 2026 Form 10-Q	67

ITEM 2 | Liquidity and Capital Resources

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
LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS
Sources
Liquidity to AIG Parent from Subsidiaries
During the nine months ended September 30, 2026, our General Insurance companies distributed dividends of $2.4 billion to AIG Parent or applicable intermediate holding companies.
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
Debt Issuance
On September 24, 2026, AIG issued €625 million aggregate principal amount of 4.250% Notes Due 2031 and €500 million aggregate principal amount of 4.750% Notes Due 2036, which was equivalent to approximately $1.3 billion in the aggregate.
Uses
General Borrowings
We made interest payments on our general borrowings totaling $267 million during the nine months ended September 30, 2026.
Dividends
We made cash dividend payments in the amount of $0.50 per share on AIG Common Stock for the three month periods ended September 30, 2026 and June 30, 2026 (an increase of 11 percent from prior dividend payments), and $0.45 per share for the three months ended March 31, 2026, totaling $764 million in the aggregate.
Repurchases of Common Stock
During the nine months ended September 30, 2026, AIG Parent repurchased approximately 22 million shares of AIG Common Stock, for an aggregate purchase price of approximately $1.7 billion. Pursuant to a Rule 10b5-1 plan, from October 1, 2026 to October 29, 2026, AIG Parent repurchased approximately 1 million shares of AIG Common Stock for an aggregate purchase price of approximately $88 million.
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

68	AIG | Third Quarter 2026 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Interest payments totaled $273 million and $268 million in the nine months ended September 30, 2026 and 2025, respectively. Excluding interest payments, AIG had operating cash inflows of $4.8 billion and $2.9 billion in the nine months ended September 30, 2026 and 2025, respectively.
Investing Cash Flow Activities
Net cash used in investing activities in the nine months ended September 30, 2026 was $2.9 billion compared to net cash provided by investing activities of $3.3 billion in the prior year period.
Financing Cash Flow Activities
Net cash used in financing activities in the nine months ended September 30, 2026 totaled $1.3 billion, reflecting:
•$764 million to pay dividends of $0.50 per share in the three months ended September 30, 2026 and June 30, 2026, and $0.45 per share for the three months ended March 31, 2026 on AIG Common Stock;
•$1.7 billion to repurchase approximately 22 million shares of AIG Common Stock; and
•$1.3 billion in net inflows from the issuance and repayment of long-term debt.
Net cash used in financing activities in the nine months ended September 30, 2025 totaled $5.7 billion reflecting:
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
LIQUIDITY AND CAPITAL RESOURCES OF AIG PARENT AND SUBSIDIARIES
AIG Parent
As of September 30, 2026 and December 31, 2025, respectively, AIG Parent had approximately $8.7 billion and $9.3 billion in liquidity sources held in the form of cash, short-term investments and AIG Parent's committed, revolving syndicated credit facility of $3.0 billion. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, operating expenses and dividends on AIG Common Stock.
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
We are party to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by us in the event of a drawdown. Letters of credit issued in support of our insurance companies totaled approximately $2.2 billion at September 30, 2026.

AIG | Third Quarter 2026 Form 10-Q	69

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
As of September 30, 2026, a total of $3.0 billion remained available under the Facility.
CONTRACTUAL OBLIGATIONS
As of September 30, 2026, there have been no material changes in our contractual obligations from December 31, 2025, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Contractual Obligations in the 2025 Annual Report.
OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS
As of September 30, 2026, there have been no material changes in our off-balance sheet arrangements and commercial commitments from December 31, 2025, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Off-Balance Sheet Arrangements and Commercial Commitments in the 2025 Annual Report.
DEBT
We expect to service and repay general borrowings through maturing investments and dispositions of invested assets, future cash flows from operations, cash flows generated from invested assets, future debt or preferred stock issuances and other financing arrangements.
The following table provides the rollforward of our total debt outstanding:

Nine Months Ended September 30, 2026	Balance, Beginning of Year	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes	Balance, End of Period
(in millions)
General borrowings:
Notes and bonds payable	$8,529	$1,267	$—	$(35)	$4	$9,765
Junior subordinated debt	481	—	—	—	—	481
Total general borrowings	9,010	1,267	—	(35)	4	10,246
Borrowings supported by assets	25	—	(15)	—	—	10
Total long-term debt	$9,035	$1,267	$(15)	$(35)	$4	$10,256
Debt of consolidated investment entities - not guaranteed by AIG(a)	$156	$—	$(2)	$—	$—	$154
(a)Includes debt of consolidated investment entities related to real estate investments.
Debt Maturities
The following table summarizes maturing long-term debt at September 30, 2026 of AIG for the next four quarters:

	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
(in millions)	2026	2027	2027	2027	Total
General borrowings	$29	$—	$932	$—	$961

70	AIG | Third Quarter 2026 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

September 30, 2026		Remainder	Year Ending
(in millions)	Total	of 2026	2027	2028	2029	2030	2031	Thereafter
General borrowings:
Notes and bonds payable	$9,765	$29	$932	$691	$205	$960	$703	$6,245
Junior subordinated debt	481	—	—	—	—	—	—	481
Total general borrowings	10,246	29	932	691	205	960	703	6,726
Borrowings supported by assets	10	—	—	—	—	—	—	10
Total long-term debt*	$10,256	$29	$932	$691	$205	$960	$703	$6,736
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

	Short-Term Debt		Senior Debt Rating
	Moody's	S&P	Moody's(a)	S&P(b)	Fitch(c)
American International Group, Inc.	P-2 (2nd of 4)	A-2 (2nd of 5)	Baa1 (4th of 9) / Stable	A- (3rd of 9) / Stable	A- (3rd of 9) / Stable
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

AIG | Third Quarter 2026 Form 10-Q	71

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
DIVIDENDS
On November 3, 2026, our Board of Directors (the Board) declared a cash dividend on AIG Common Stock of $0.50 per share, payable on December 30, 2026 to shareholders of record as of December 16, 2026.
The payment of any future dividends will be at the discretion of the Board and will depend on various factors. For further detail on our dividends, see Note 13 to the Condensed Consolidated Financial Statements.
REPURCHASES OF AIG COMMON STOCK
The Board has authorized the repurchase of shares of AIG Common Stock and as of October 29, 2026, $2.1 billion remained under the Board's authorization. During the nine months ended September 30, 2026, AIG Parent repurchased approximately 22 million shares of AIG Common Stock for an aggregate purchase price of $1.7 billion. Pursuant to a Rule 10b5-1 plan, from October 1, 2026 to October 29, 2026, AIG Parent repurchased approximately 1 million shares of AIG Common Stock for an aggregate purchase price of approximately $88 million.
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
For additional information on AIG’s risk management program, see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2025 Annual Report.
The scope and magnitude of our market risk exposures is managed under a robust framework that contains defined risk limits and minimum standards for managing market risk in a manner consistent with our risk appetite statement. As of September 30, 2026, there have been no material changes in our market risk exposures, which may be found in Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2025 Annual Report. See Part I, Item 1A. Risk Factors in the 2025 Annual Report on how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

72	AIG | Third Quarter 2026 Form 10-Q

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
IBNR Incurred But Not Reported Estimates of claims that have been incurred but not reported to us.

AIG | Third Quarter 2026 Form 10-Q	73

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

74	AIG | Third Quarter 2026 Form 10-Q

Acronyms

Acronyms

A&H	Accident and Health Insurance	ISDA	International Swaps and Derivatives Association, Inc.
ABS	Asset-Backed Securities	Moody's	Moody's Investors Service, Inc.
APTI	Adjusted pre-tax income	NAIC	National Association of Insurance Commissioners
CDS	Credit Default Swap	NM	Not Meaningful
CLO	Collateralized Loan Obligations	ORR	Obligor Risk Ratings
CMBS	Commercial Mortgage-Backed Securities	RMBS	Residential Mortgage-Backed Securities
ERM	Enterprise Risk Management	S&P	Standard & Poor's Financial Services LLC
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
GAAP	Accounting Principles Generally Accepted in the United States of America	VIE	Variable Interest Entity

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is set forth in the Enterprise Risk Management section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

ITEM 4 | Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by American International Group, Inc. (AIG) management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2026. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AIG | Third Quarter 2026 Form 10-Q	75

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

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended September 30, 2026:

Period	Total Number of Shares Repurchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1-31	2,463,935	$79.21	2,463,935	$2,557
August 1-31	2,182,145	77.30	2,182,145	2,388
September 1-30	2,165,494	75.35	2,165,494	2,225
Total	6,811,574	$77.37	6,811,574	$2,225
*Excludes excise tax of $5 million due to the Inflation Reduction Act of 2022 for the three months ended September 30, 2026.
During the three months ended September 30, 2026, American International Group, Inc. repurchased approximately 7 million shares of AIG common stock, par value $2.50 per share (AIG Common Stock) for an aggregate purchase price of $0.5 billion. From October 1, 2026 to October 29, 2026, we repurchased approximately 1 million shares of AIG Common Stock for an aggregate purchase price of approximately $88 million.
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

ITEM 5 | Other Information
None.

76	AIG | Third Quarter 2026 Form 10-Q

ITEM 6 | Exhibits
Exhibit Index

Exhibit Number	Description	Location
4	(1) Forty-Eighth Supplemental Indenture, dated September 24, 2026, between AIG and The Bank of New York Mellon, as Trustee, relating to the 4.250% Notes Due 2031 (2031 Notes)	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K, filed with the SEC on September 24, 2026 (File No. 1-8787).
	(2) Forty-Ninth Supplemental Indenture, dated September 24, 2026, between AIG and The Bank of New York Mellon, as Trustee, relating to the 4.750% Notes Due 2036 (2036 Notes)	Incorporated by reference to Exhibit 4.2 to AIG’s Current Report on Form 8-K, filed with the SEC on September 24, 2026 (File No. 1-8787).
	(3) Form of the 2031 Notes (included in Exhibit 4.1)	Incorporated by reference to Exhibit 4.3 to AIG’s Current Report on Form 8-K, filed with the SEC on September 24, 2026 (File No. 1-8787).
	(4) Form of the 2036 Notes (included in Exhibit 4.2)	Incorporated by reference to Exhibit 4.4 to AIG’s Current Report on Form 8-K, filed with the SEC on September 24, 2026 (File No. 1-8787).
10	(1) Amendment to Employment Agreement, dated September 1, 2026, between AIG and Peter Zaffino*	Filed herewith.
22	Guaranteed Securities	None.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Furnished herewith.
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025 and (vi) the Notes to the Condensed Consolidated Financial Statements
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

AIG | Third Quarter 2026 Form 10-Q	77

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ KEITH WALSH
Keith Walsh
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/S/ KATHLEEN CARBONE
Kathleen Carbone
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: November 4, 2026

78	AIG | Third Quarter 2026 Form 10-Q